Form 10-Q
period 2000-03-31
UTSTARCOM INC
filed 2000-05-15
CIK 1030471

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM  _______  TO  ________.

                        COMMISSION FILE NUMBER 333-93069

                               ------------------

                                 UTSTARCOM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         DELAWARE                                       52-1782500
 (STATE OF INCORPORATION)                   (I.R.S. EMPLOYER IDENTIFICATION NO.)


1275 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA               94502
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                 (510) 864-8800
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/        No / /

     As of May 8, 2000, there were 93,497,278 shares of the Registrant's Common Stock outstanding, par value $0.00125.

     This quarterly report on Form 10Q consists of 36 pages of which this is page 1. The Exhibit Index appears on page 34.

                                                 TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                     PAGE
                  ---------------------                                                                     ----
     Item 1.      Condensed Consolidated Financial Statements..................................................2

                  Condensed Consolidated Balance Sheet as of March 31, 2000
                  (unaudited) and December 31, 1999............................................................2

                  Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2000 and March 31, 1999 (unaudited)............................3

                  Condensed Consolidated Statement of Cash Flows for the three month periods ended March 31, 2000 and March 31, 1999 (unaudited)............................4

                  Notes to Condensed Consolidated Financial Statements.........................................5

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.......................................................................10

     Item 3.      Quantitative and Qualitative Disclosure about Market Risk...................................30

PART II.          OTHER INFORMATION
                  -----------------

     Item 2.      Changes in Securities and Use of Proceeds...................................................32

     Item 4.      Submission of Matters to a Vote of Security Holders ........................................32

     Item 6.      Exhibits ...................................................................................34

SIGNATURES        ............................................................................................35

PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 UTSTARCOM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                          MARCH 31, 2000            DECEMBER 31, 1999
                                                                         ----------------           -----------------
                                                                            (UNAUDITED)
                              ASSETS
Current assets:
   Cash and cash equivalents....................................         $        261,663            $         87,364
   Short-term investments.......................................                    8,566                          --
   Accounts receivable, net.....................................                   89,276                      77,823
   Receivable from related parties..............................                       46                         339
   Inventories, net.............................................                   78,508                      55,204
   Other........................................................                   18,511                       8,326
                                                                         ----------------            ----------------
Total current assets............................................                  456,570                     229,056
Property, plant and equipment, net..............................                    8,620                       8,168
Investment in affiliated companies..............................                    4,220                       4,460
Intangible assets, net..........................................                   23,908                      25,132
Deferred tax assets.............................................                    8,728                       4,352
Other...........................................................                      840                         620
                                                                         ----------------            ----------------
   Total assets.................................................         $        502,886            $        271,788
                                                                         ================            ================

                LIABILITIES, MINORITY INTEREST AND
                       STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................         $         17,215            $         21,745
   Debt.........................................................                   59,652                      34,593
   Debt to shareholder .........................................                    9,085                       8,745
   Income taxes payable.........................................                    2,778                       2,985
   Customer deposits............................................                   15,100                       5,249
   Other........................................................                   23,826                      29,102
                                                                         ----------------            ----------------
Total current liabilities.......................................                  127,656                     102,419
                                                                         ----------------            ----------------
Minority interest in consolidated subsidiaries..................                    3,910                       3,649

Stockholders' equity:
Preferred stock:  $.00125 par value; authorized: 99,200,000 shares;
   issued: 130,013,076; liquidation value of $259,608 at December
   31, 1999.....................................................                       --                          88
Common stock:  $.00125 par value; authorized: 250,000,000 shares;
   issued and outstanding: 8,929,837 at December 31, 1999 and
   93,160,528 at March 31, 2000.................................                      118                          13
Common stock warrant............................................                       --                         389
Additional paid-in capital......................................                  423,782                     218,303
Deferred stock compensation.....................................                  (14,756)                    (17,792)
Accumulated deficit.............................................                  (37,804)                    (34,821)
Notes receivable from shareholders..............................                     (544)                       (555)
Cumulative translation adjustment...............................                      524                          95
                                                                         ----------------            ----------------
Total stockholders' equity......................................                  371,320                     165,720
                                                                         ----------------            ----------------
   Total liabilities, minority interest, and stockholders' equity        $        502,886            $        271,788
                                                                         ================            ================

     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  THREE MONTHS PERIOD ENDED
                                                                         --------------------------------------------
                                                                          MARCH 31, 2000             MARCH 31, 1999
                                                                         -----------------          -----------------
                                                                                         (UNAUDITED)
Net sales.......................................................         $          58,759          $          27,551
Cost of sales (excludes stock compensation expense of $33
   and $2)......................................................                    37,866                     17,952
                                                                         -----------------          -----------------
Gross profit....................................................                    20,893                      9,599

Operating expenses:
   Selling, general and administrative expenses (excludes stock
     compensation expense of $1,802 and $444)...................                     9,262                      5,587
   Research and development expenses (excludes stock
      compensation expense of $4,595 and $155)..................                     6,314                      4,045
   Stock compensation expense...................................                     6,430                        601
   Amortization of intangible assets............................                     1,223                         37
                                                                         -----------------          -----------------
Total operating expenses........................................                    23,229                     10,270
                                                                         -----------------          -----------------

Operating loss..................................................                    (2,336)                      (671)

   Interest income..............................................                     1,354                        583

   Interest expenses............................................                      (757)                      (898)

   Other income (expenses), net.................................                       175                         95

   Equity in net income (loss) of affiliated companies..........                      (240)                       190
                                                                         -----------------          -----------------

Loss before income taxes and minority interest..................                    (1,804)                      (701)

Income tax expense (benefit)....................................                       918                        (28)
                                                                         -----------------          -----------------

Loss before minority interest...................................                    (2,722)                      (673)

Minority interest in (earnings) loss of consolidated subsidiaries                     (261)                      (486)
                                                                         -----------------          -----------------

Loss from continuing operations.................................                    (2,983)                    (1,159)

Loss from discontinued operations...............................                        --                       (267)
                                                                         -----------------          -----------------

Net loss........................................................         $          (2,983)         $          (1,426)
                                                                         =================          =================

Basic and diluted loss per share:
   Loss from continuing operations..............................         $           (0.08)         $           (0.14)
   Loss from discontinued operations............................         $              --          $           (0.03)
                                                                         -----------------           ----------------
   Net loss.....................................................         $           (0.08)         $           (0.17)
                                                                         =================          =================

Shares used in per-share calculation:
   -- Basic and diluted.........................................                    35,867                      8,528
                                                                         =================          =================

     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   THREE MONTH PERIOD ENDED
                                                                          -------------------------------------------
                                                                          MARCH 31, 2000             MARCH 31, 1999
                                                                          ----------------           ----------------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss........................................................          $         (2,983)          $         (1,426)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
   ACTIVITIES:
   Loss from discontinued operations............................                        --                        267
   Depreciation and amortization................................                     2,040                        739
   Net loss on sale and disposal of assets......................                        83                         45
   Stock compensation expense...................................                     6,430                        601
   Equity in net (income) loss of affiliated companies..........                       240                       (190)
   Minority interest............................................                       261                        486
   Changes in operating assets and liabilities:
     Accounts receivable and receivable from related parties....                    (9,270)                     3,771
     Inventories................................................                   (23,304)                     2,693
     Other current and non-current assets.......................                    (9,975)                    (5,250)
     Accounts payable and payable to related parties............                    (4,190)                    (8,960)
     Income taxes payable.......................................                      (207)                       (41)
     Other current liabilities..................................                     4,575                      3,753
                                                                          ----------------           ----------------
Net cash used in continuing operations..........................                   (36,300)                    (3,512)
Net cash used in discontinued operations........................                        --                       (153)
                                                                          ----------------           ----------------
Net cash used in operating activities...........................                   (36,300)                    (3,665)
                                                                          ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment......................                    (1,442)                      (400)
Proceeds from disposal of property..............................                        90                         --
Purchase of short-term investments..............................                    (8,566)                        --
                                                                          ----------------           ----------------
Net cash used in investing activities...........................                    (9,918)                      (400)
                                                                          ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses..............................                   195,448                        142
Proceeds (payments) from borrowing, net.........................                    25,059                     (1,568)
Proceeds (payments) from shareholder notes, net.................                        11                          2
                                                                          ----------------           ----------------
Net cash (used in) provided by financing activities.............                   220,518                     (1,424)

Effects of exchange rates on cash...............................                        (1)                         1
                                                                          ----------------           ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............                   174,299                     (5,488)
Less cash used in discontinued operations.......................                        --                       (153)
                                                                          ----------------           ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............                   174,299                     (5,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................                    87,364                     17,626
                                                                          ----------------           ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................          $        261,663           $         12,291
                                                                          ================           ================

     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           (Information for the three months ended March 31, 2000 and
                          March 31, 1999 is unaudited)

1.       BASIS OF PRESENTATION:

         UTStarcom, Inc. (the Company), a Delaware corporation, provides communications equipment including network access systems, optical transmission products and subscriber terminal products for service providers that operate wireless and wireline networks. The Company's operations are conducted primarily by its foreign subsidiaries that manufacture, distribute, and support the Company's products in international markets, principally the People's Republic of China (China).

         The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (50 percent or more) owned subsidiaries, except for the Guangdong manufacturing subsidiary (GUTS) which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies, of which none represent equal to or greater than 20 percent ownership, are accounted for using the cost method.

         The accompanying financial data as of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000 and March 31, 1999, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 1999 financial statements including the notes thereto, and the other information set forth therein included in the Company's Registration Statement on Form S-1.

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for any interim period are not necessarily indicative of the operating results for a full year or any future period.

2.       EARNINGS (LOSS) PER SHARE:

         Basic and diluted earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the "if converted" method) and exercise of stock options and warrants for all periods. Dilutive potential common shares are not included during periods in which the Company experienced a net loss, as the impact would be anti-dilutive.

         The following table presents the calculation of basic and diluted earnings (loss) per share (in thousands except per share data):

                                                                                   THREE MONTH PERIOD ENDED
                                                                         --------------------------------------------
                                                                          MARCH 31, 2000             MARCH 31, 1999
                                                                         -----------------          -----------------
                                                                                         (UNAUDITED)
Numerator:
   Loss from continuing operations............................           $          (2,983)         $          (1,159)
   Loss from discontinued operations..........................                          --                       (267)
                                                                         -----------------          -----------------
   Net loss...................................................           $          (2,983)         $          (1,426)
                                                                         =================          =================

Denominator:
   Weighted-average shares outstanding........................                      35,867                      8,528
                                                                         =================          =================

Basic and diluted loss per share:
   Loss from continuing operations............................           $           (0.08)         $           (0.14)
   Loss from discontinued operations..........................                          --                      (0.03)
                                                                         -----------------          -----------------
                                                                         $           (0.08)         $           (0.17)
                                                                         =================          =================


3.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

                                                                                   THREE MONTH PERIOD ENDED
                                                                         --------------------------------------------
                                                                          MARCH 31, 2000             MARCH 31, 1999
                                                                         -----------------          -----------------
                                                                                         (UNAUDITED)
Cash paid during the period for:
Interest......................................................            $            725            $         1,820
Income taxes..................................................            $          1,240            $           207




                                                                                   THREE MONTH PERIOD ENDED
                                                                         --------------------------------------------
                                                                          MARCH 31, 2000             MARCH 31, 1999
                                                                         -----------------          -----------------
                                                                                         (UNAUDITED)
Noncash investing and financing activities were:
Distribution of net assets to shareholders....................            $             --            $           131
Foreign exchange gain.........................................            $            429            $            --
Non-qualified stock option exercise tax benefits..............            $          4,376            $            --


4.       CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid monetary instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments consist primarily of investments with original maturities of less than twelve months.

         Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities" debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holdings gains and losses on securities classified as available-for-sale are reported as earnings. The fair value of investments is determined based on quoted market prices. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income. The cost of securities is based on specific identification.

         All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At March 31, 2000, $207 million of available-for-sale securities were included in cash equivalents and $8.6 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consisted of government sponsored entities notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

5.       BALANCE SHEET DETAIL (IN THOUSANDS):

Inventories consist of the following:

                                                                         MARCH 31, 2000            DECEMBER 31, 1999
                                                                        ----------------           -----------------
                                                                           (UNAUDITED)
Raw materials.................................................          $         46,160            $         31,461
Work in process...............................................                     5,452                       4,356
Finished goods................................................                    34,111                      25,802
                                                                        ----------------            ----------------
                                                                                  85,723                      61,619
Less allowance for obsolete inventory.........................                     7,215                       6,415
                                                                        ----------------            ----------------
                                                                        $         78,508            $         55,204
                                                                        ================            ================

Property, plant and equipment consist of the following:

                                                                         MARCH 31, 2000            DECEMBER 31, 1999
                                                                        ----------------           -----------------
                                                                           (UNAUDITED)
Buildings.....................................                          $            145            $            145
Leasehold improvements........................                                     1,652                       1,640
Automobiles...................................                                     1,484                       1,173
Equipment and furniture.......................                                    12,207                      11,720
                                                                        ----------------            ----------------
                                                                                  15,488                      14,678
Less accumulated depreciation.................                                     6,868                       6,510
                                                                        ----------------            ----------------
                                                                        $          8,620            $          8,168
                                                                        ================            ================


Intangible assets consist of the following:

                                                                         MARCH 31, 2000            DECEMBER 31, 1999
                                                                        ----------------           -----------------
                                                                           (UNAUDITED)
Excess of purchase price over net assets acquired                       $         25,695            $         25,695
Less accumulated amortization.................                                     1,787                         563
                                                                        ----------------            ----------------
                                                                        $         23,908            $         25,132
                                                                        ================            ================

Other current liabilities consist of the following:

                                                                         MARCH 31, 2000            DECEMBER 31, 1999
                                                                        ----------------           -----------------
                                                                           (UNAUDITED)
Accrued contract costs........................                          $         17,629            $         19,373
Accrued compensation and bonus................                                     3,001                       3,493
Warranty costs................................                                     1,424                       1,236
Other.........................................                                     1,772                       5,000
                                                                        ----------------            ----------------
                                                                        $         23,826            $         29,102
                                                                        ================            ================


6.       DEBT TO SHAREHOLDER (IN THOUSANDS):

Payable to related parties and debt to shareholder as of March 31, 2000 and December 31, 1999 consist of the following:

                                                                         MARCH 31, 2000            DECEMBER 31, 1999
                                                                        ----------------           -----------------
                                                                           (UNAUDITED)
Debt to shareholder-SOFTBANK CORP.(1).........................           $          9,085            $          8,745
                                                                         ================            ================

-----------
(1) Jitong, a company in China with which the Company had a management consulting agreement, paid UTSC $9,085 for the repayment of a loan made by SOFTBANK to Jitong. Repayment of this amount to SOFTBANK is planned for the second quarter of 2000. This payable is a non interest bearing balance.

7.       DEBT (IN THOUSANDS):

The following represents the outstanding borrowings as of March 31, 2000 and December 31, 1999:

                                                                                           MARCH 31,        DECEMBER 31,
                 NOTE                             RATE                  MATURITY              2000              1999
-------------------------------------   ---------------------     -------------------    --------------  -----------------
                                                                                          (UNAUDITED)
Bank of China(1)                        From 5.58% to 5.86%       From 4/00 to 03/01       $   35,542        $   27,108
China Merchants Bank(2)                 6.44%                     03/01                         3,614                --
Commercial Bank of Hangzhou(3)          6.44%                     10/00                         6,024             6,024
Commercial Bank of Hangzhou(4)          5.86%                     03/01                        12,048                --
CITIC Industrial Bank(5)                6.14%                     06/00                         2,410                --
Industrial & Commercial Bank of         6.44%                     02/00                            --             1,446
China(6)
Other                                   Various                   Various                          14                15
                                                                                           ----------        ----------
Total debt                                                                                 $   59,652        $   34,593
                                                                                           ==========        ==========

-----------
(1) Guaranteed by the Company and the minority shareholder of Zhejiang manufacturing subsidiary (HUTS). This represents drawings on the Company's line of credit with the bank. This line of credit allows for borrowings of up to $90,361; therefore, $54,819 is available under this facility at March 31, 2000.
(2) Collateralized by $1,500 deposited with the bank and guaranteed by HUTS. This line of credit allows for borrowings of up to $3,614 and matures on March 1, 2001.
(3) Guaranteed by HUTS. This line of credit allows for borrowings of up to $6,024 and matures on October 28, 2000.
(4) Guaranteed by UTStarcom-China. This line of credit allows for borrowings of up to $12,048 and matures in March, 2001.
(5) Guaranteed by HUTS. This line of credit allows for borrowings of up to $2,410.
(6) Collateralized by $1,500 deposited with the bank. This line of credit allows for borrowings of up to $1,446. As of March 31, 2000, this line has been paid back in full.

8.       FORWARD FOREIGN EXCHANGE CONTRACT:

         The Company has contracts denominated in Japanese Yen to purchase portions of its inventories and supplies. As such, it is exposed to adverse movements in the currency exchange rate for Japanese Yen. The Company enters into forward foreign exchange contracts to reduce such foreign exchange exposures.

         The Company has adopted Statement of Financial Accounting Standard No. 52 ("SFAS 52"), "Accounting for Foreign Currency Translation" to account for its forward foreign exchange contract transaction. SFAS 52 states that gains or losses on forward contracts shall be deferred and included in the measurement of the related foreign currency transactions. As of March 31, 2000, the Company had a forward contract to hedge Japanese Yen valued at $10.4 million and deferred gains and losses related this forward contract were not material.

9.       COMPREHENSIVE INCOME (LOSS):

         The Company's total comprehensive net income (loss) was as follows (in thousands):

                                                                                    THREE MONTH PERIOD ENDED
                                                                           --------------------------------------------
                                                                            MARCH 31, 2000            MARCH 31, 1999
                                                                           ----------------       ---------------------
                                                                                          (UNAUDITED)
Net income (loss)............................                              $         (2,983)      $               (1,426)
Change in accumulated translation adjustments                                           429                          --
                                                                           ----------------       ---------------------
Total comprehensive income...................                              $         (2,554)      $               (1,426)
                                                                           ================       =====================


10.      INITIAL PUBLIC OFFERING:

         On March 3, 2000, the Company sold 11,500,000 shares of common stock including the exercise of the underwriters' over-allotment option at $18.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million for the Company. The aggregate net proceeds were approximately $190.6 million, after deducting underwriting discounts and commissions and related expenses. As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 70,377,322 shares of common stock. The net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

11.      RECENT ACCOUNTING PRONOUNCEMENTS:

         In April 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25". This Interpretation clarifies the application of Opinion 25 for certain stock compensation issues including the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000. UTStarcom does not expect the adoption of FASB Interpretation No. 44 to have a significant effect on the financial condition or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended June 30, 2000 and may require a cumulative adjustment in the second quarter of 2000. The Company is still in the process of assessing the impact if any of SAB 101 on its financial statements.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. UTStarcom will adopt SFAS No. 133 during its year ending December 31, 2001. UTStarcom is unable to predict the impact of adopting SFAS No. 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements, which reflect the Company's current views with respect to future events, which may impact the Company's results of operations and financial condition. In this report, the words "anticipates", "believes", "expects", "intends", "future" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including without limitation those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this report should be considered in light of these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

OVERVIEW

         We provide communications equipment for service providers that operate wireless and wireline networks in rapidly growing communications markets. Our integrated suite of network access systems, optical transmission products and subscriber terminal products allows service providers to offer efficient and scalable voice, data and Internet access services. Service providers can easily integrate our standards-based systems into their existing networks and deploy our systems in new broadband, IP-based and wireless network rollouts. To date, substantially all of our sales have been to service providers in China.

         We incorporated in Delaware as Unitech Industries Inc. in 1991. Since our incorporation, we have focused our resources on developing products for China's communications market. We shipped our first network access products in 1993. In 1994, we changed our name to Unitech Telecom, Inc. In 1995, we acquired StarCom Network Systems, Inc. and changed our name to UTStarcom, Inc. During 1996, we introduced our advanced, V5.1 and V5.2 compliant, multi-service network access product, the AN-2000. Late in 1996, we introduced our Airstar wireless access system. In December 1999, we completed the acquisition of Wacos, Inc., a research and development subsidiary that develops IP-based switching systems. As part of our business operations in China, we have established a wholly owned subsidiary and two joint ventures in that country.

         To date, we have derived substantially all of our revenues from sales of communications equipment to service providers in China. Each of the Post and Telecommunication Bureaus (PTBs) to whom we sell our equipment in China is part of the China Telecom system and subject to its ultimate control. However, equipment purchasing decisions are generally made at the individual PTB level. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period to period.

         Over 99% of our sales for the three months ended March 31, 2000 were made in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

         Specifically, remittances from China which are of a capital nature, such as the repayment of bank loans denominated in foreign currencies, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency. Although the payment of cash dividends is permitted so long as our subsidiaries have sufficient reserves and adequate amounts of Renminbi to purchase foreign currency, regulations restrict the ability of our subsidiaries to transfer funds to us through intercompany loans and advances.

         We sell our products in China through a direct sales force. The evaluation period for our products may span a year or more. Revenue from product sales is recognized when title is passed and all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Title passes on customer acceptance.

         Cost of sales consists primarily of material costs, third party commissions, costs associated with assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes on components.

         Our gross profit has been affected by material costs, product mix, average selling prices, and the type of distribution channel through which we sell our products. Our gross profit, as a percentage of net sales, varies among our product families. The gross profits, as a percentage of net sales, on our mobile phone handsets are very low. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce product costs.

         Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for uncollectible accounts receivable and travel and entertainment costs. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization and, as a result, our sales and marketing expenses will increase in future periods. We also expect that in support of our continued growth and our operations as a public company general and administrative expenses will continue to increase for the foreseeable future.

         Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes, equipment depreciation and third party development expenses. We believe that continued investment in research and development is critical to our long-term success. Accordingly, we expect that our research and development expenses will increase in future periods.

         In connection with the grant of stock options to some of our employees, we recorded deferred stock compensation of $15.9 million during 1999 and $3.6 million during the three months ended March 31, 2000, representing the difference between the deemed fair value of common stock for accounting purposes and the option exercise price for these options at the date of grant. In connection with grants to non-employees during 1999, we recorded deferred compensation of $7.4 million. Deferred stock compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. We recorded stock compensation expense of approximately $5.6 million during 1999 and $6.4 million during the three months ended March 31, 2000. At March 31, 2000, approximately $14.7 million remained to be amortized.

         Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China and our acquisition of the minority interest in our Wacos, Inc. subsidiary.

         Consolidated equity in net income (loss) of affiliated companies comprises our share of the earnings from our Guangdong manufacturing subsidiary.

         Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises.

         Minority interest in (earnings) loss of consolidated subsidiaries represents the share of earnings in our Zhejiang manufacturing subsidiary that is owned by our subsidiary partner.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         NET SALES. Our net sales increased 113.2% from $27.6 million for the three months ended March 31, 1999 to $58.8 million for the corresponding period in 2000. This increase was primarily due to an increase in sales volume of our Airstar system. For the three months ended March 31, 2000, sales to Hangzhou PTB accounted for 39.6% of our net sales. For the three months ended March 31, 1999, sales to Baoding PTB and Jinan PTB accounted for 23.4% and 12.2% of our net sales, respectively.

         GROSS PROFIT. Gross profit increased 117.7% from $9.6 million for the three months ended March 31, 1999 to $20.9 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, increased from 34.8% for the three months ended March 31, 1999 to 35.6% for the three months ended March 31, 2000. The increase in gross profit, as a percentage of net sales, was primarily due to increases in sales of higher margin Airstar systems.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 65.8% from $5.6 million for the three months ended March 31, 1999 to $9.3 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased from 20.3% for the three months ended March 31, 1999 to 15.8% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 56.1% from $4.0 million for the three months ended March 31, 1999 to $6.3 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased from 14.7% for the three months ended March 31, 1999 to 10.7% for the corresponding period in 2000. The decrease in research and development expenses as a percentage of sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

         STOCK COMPENSATION EXPENSE. Stock compensation expense increased from $0.6 million for the three months ended March 31, 1999 to $6.4 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees which we are amortizing over the vesting periods of the applicable options.

         AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased from $37,000 for the three months ended March 31, 1999 to $1.2 million for the corresponding period in 2000. The increase in amortization of intangible assets was due to our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders.

         INTEREST INCOME (EXPENSES), NET. Net interest expenses were $0.3 million for the three months ended March 31, 1999 and net interest income was $0.6 million for the corresponding period in 2000. The increase was primarily due to increased interest income from higher average cash balances.

         OTHER INCOME (EXPENSES), NET. Other income was $0.1 million for the three months ended March 31, 1999 and $0.2 million for the corresponding period in 2000. The increase was primarily due to dividend income from our investment in affiliated companies.

         EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES. Consolidated equity in net income of affiliated companies was $0.2 million for the three months ended March 31, 1999 and consolidated equity in net loss of affiliated companies was $0.2 million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

         INCOME TAX EXPENSE (BENEFIT). Income tax benefit was $28,000 for the three months ended March 31, 1999 and income tax expenses were $0.9 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income.

         MINORITY INTEREST IN (EARNINGS) LOSS OF CONSOLIDATED SUBSIDIARIES. Minority interest in earnings of consolidated subsidiaries was $0.5 million for the three months ended March 31, 1999 and $0.3 million for the corresponding period in 2000. The change between the two periods was primarily due to the decreased profitability at our Zhejiang subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations through the sales of preferred stock, bank lines of credit and our initial public offering in March 2000. In November and December 1999, we secured private equity financing totaling $55.0 million. In March, 2000, we raised $190.6 million in net proceeds from our initial public offering. As of March 31, 2000, we had working capital of $328.9 million, including $261.7 million in cash and cash equivalents and $59.7 million of Renminbi-denominated bank borrowings.

         We plan to invest $13.0 million in an investment fund to be established by SOFTBANK focused on investments in Internet companies in China. Our investment will constitute 10% of the funding for the SOFTBANK investment fund, with SOFTBANK contributing the remaining 90%. We will be a passive investor and have no decision-making authority with respect to investments by the fund. The fund will have a separate management team, and none of our employees will be employed by the fund. One of our directors will serve as the Chief Executive Officer of the fund, and our Chief Executive Officer will be chairman of the board of the fund. We will not be obligated to pay, nor will we receive, any fees in connection with services provided to the fund. We do not know what material fees will be paid to or by SOFTBANK or any other parties in connection with services provided to the fund. We have not yet entered into written agreements with SOFTBANK for the creation and operation of the fund.

         Net cash used in operations for the three months ended March 31, 2000 of $36.3 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $23.3 million, $9.3 million and $10.0 million, respectively, and a decrease in accounts payable of $4.2 million. The uses of cash were partially offset by depreciation and amortization expense of $2.0 million, increase in other current liabilities of $4.6 million and stock compensation expense of $6.4 million.

         Net cash used in investing activities for the three months ended March 31, 2000 of $9.9 million was primarily due to the acquisition of property, plant and equipment of $1.4 million and the purchase of short-term investments of $8.6 million.

         Net cash provided by financing activities for the three months ended March 31, 2000 of $220.5 million was primarily due to net proceeds of $190.6 from the issuance of common stock through our initial public offering and net proceeds of $25.1 million from borrowing under our lines of credit.

         Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of March 31, 2000, we had a forward contract to hedge Japanese Yen valued at $10.4 million. The contract was entered into on February 22, 2000.

FACTORS AFFECTING FUTURE OPERATING RESULTS

OUR FUTURE SALES ARE UNPREDICTABLE, OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE FROM QUARTER TO QUARTER, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY

         Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, some of which are outside of our control. As a result, period to period comparisons of our operating results are not necessarily meaningful or indicative of future performance. Furthermore, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

         Factors that may affect our future operating results include:

         - the timing, number and size of orders for our products, as well as the relative mix of orders for each of our products, particularly the volume of lower margin telephone handsets;

         - the evolving and unpredictable nature of the economic, regulatory and political environments in China and other countries in which we market or plan to market our products;

         -    aggressive price reductions by our competitors;

         -    currency fluctuations;

         -    market acceptance of our products and product enhancements;

         - the lengthy and unpredictable sales cycles associated with sales of our products combined with the impact of this variability on our suppliers' ability to provide us with components on a timely basis; and

         - longer collection periods of accounts receivable in China and other countries.

         The limited performance history of some of our products, our limited forecasting experience and processes and the emerging nature of our target markets make forecasting our future sales and operating results difficult. Our expense levels are based, in part, on our expectations regarding future sales, and these expenses are largely fixed, particularly in the short term. In addition, to enable us to promptly fill orders, we maintain inventories of finished goods, components and raw materials. As a result, we commit to considerable costs in advance of anticipated sales. In the past, a substantial portion of our sales in each quarter resulted from orders received and shipped in that quarter, and we have operated with a limited backlog of unfilled orders. Accordingly, we may not be able to reduce our costs in a timely manner to compensate for any unexpected shortfall between forecasted and actual sales. Any significant shortfall of sales may require us to maintain higher levels of inventories of finished goods, components and raw materials than we require, thereby increasing our risk of inventory obsolescence and corresponding inventory write-downs and write-offs. Although we have reserved against inventory obsolescence, we cannot guarantee that these reserves will be adequate to offset all write-downs or write-offs.

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT

         As of March 31, 2000, we had an accumulated deficit of approximately $37.8 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to sustain profitability. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and a fixed cost structure which could limit our ability to respond to declining revenues. Although our sales have grown in recent quarters, our past results should not be relied on as indications of our future performance. We cannot assure you that we will be able to remain profitable in future periods.

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED PRICES, REVENUES AND MARKET SHARE

         We face intense competition in our target markets and expect competition to increase. Increased competition in our target markets may result in price reductions, reduced gross profit as a percentage of net sales and loss of market share. Our principal competitors for our different product lines include the following:

         - AIRSTAR SYSTEM: Alcatel Alsthom CGE, S.A.; Ericsson LM Telephone Co.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; Motorola, Inc.; NEC Corporation; Siemens AG; and Zhongxing Telecommunications Equipment.

         - AN-2000 AND OMUX: Advanced Fibre Communications, Inc.; Alcatel; Bosch Telecom GmbH; ECI Telecom Ltd.; Ericsson; Fujitsu Limited; Huawei; Lucent; NEC; Nokia Corporation; Shanghai Bell Alcatel Mobile Communication; Siemens; and Zhongxing.

         - WACOS SYSTEM: Alcatel; Cisco Systems, Inc.; Clarent Corporation; Ericsson; Huawei; Lucent; Motorola; Nokia; Nortel Networks Corporation; Nuera Communications, Inc.; Siemens; Tachion Networks, Inc.; and Vienna Systems Corp.

         We are increasingly facing competition from domestic companies in China and believe that our strongest competition in the future may come from these companies, many of which operate under lower cost structures and more favorable governmental policies and with much larger sales forces than we do. Furthermore, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. Additionally, some competitors may be able to offer significant financing arrangements to service providers, in some cases facilitated by favorable government policies. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, including our current customers, to increase their ability to produce products that address the needs of service providers in our target markets.

THE SUCCESS OF OUR BUSINESS DEPENDS ON A RELATIVELY SMALL NUMBER OF LARGE SYSTEM DEPLOYMENTS, AND ANY CANCELLATION, REDUCTION OR DELAY IN THESE DEPLOYMENTS COULD HARM OUR BUSINESS

         Our business is characterized by large system deployments for a relatively small number of service providers. In the three months ended March 31, 2000, one customer accounted for 39.6% of our net sales. Our dependence on large system deployments makes our ability to provide systems in a timely and cost-effective manner critically important to our business. We have in the past experienced delays and encountered other difficulties in the installation and implementation of our systems. Various factors could cause future delays, including technical problems and the shortage of qualified technicians. Any delays or difficulties in deploying our systems, or the cancellation of any orders by service providers, could significantly harm our business.

WE DO NOT HAVE SOME OF THE LICENSES WE REQUIRE TO SELL OUR NETWORK ACCESS PRODUCTS IN CHINA

         Beginning January 1, 1999, China's government required that all telecommunications equipment connected to public or private telecommunications networks within China be approved by the Ministry of Information Industry and the manufacturer of the equipment obtain a network access license for each of its products. Sellers are prohibited from selling or advertising for sale equipment for which its manufacturer has not obtained a network access license and may be liable for penalties in an amount up to three times earnings from the sale of any equipment sold beginning January 1, 1999 without a license. In addition, any unlicensed equipment may be required to be removed from the network. Failure to obtain the required licenses could require us to remove previously installed equipment and would prohibit us from making further sales of the unlicensed products in China, which would substantially harm our business.

         The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Accordingly, we have obtained an opinion from our counsel in China as to which licenses we are required to obtain. Based upon this counsel's advice, we believe that we have obtained the required network access licenses for our AN-2000 system and bundled OMUX product. We have applied for a network access license for our Airstar system. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for our Airstar system. However, we do not yet have this network access license and we cannot provide any assurance that a license will be issued for our Airstar system. We have also applied for network access licenses for our stand-alone OMUX product and for other products which we are no longer manufacturing but had previously sold to service providers in China. Network access licenses will be required for any additional products that we may develop for sale in China, including our WACOS system. Based upon verbal inquiries made by our counsel in China to the Ministry of Information Industry, we believe that for products which we sold before January 1, 1999, such as the Airstar system, no penalties will be imposed by the Ministry of Information Industry for sales we have made or will make during the period an application is pending. However, our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while an application for the product license is pending differently, either of which could have a material adverse effect on our business and financial condition.

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO COLLECT PAYMENTS FROM OUR CUSTOMERS ON A TIMELY BASIS

         Our customers often must make a significant commitment of capital to purchase our products. As a result, any downturn in a customer's business that affected the customer's ability to pay us could harm our financial condition. Moreover, accounts receivable collection cycles historically tend to be much longer in China than in other markets. The failure of any of our customers to make timely payments could require us to write-off accounts receivable or increase our accounts receivable reserves, either of which could adversely affect our financial condition.

DECLINE IN BUSINESS ACTIVITY DURING CHINA'S LUNAR NEW YEAR MAY RESULT IN DECREASED SALES DURING OUR FIRST QUARTER

         Business activity in China declines considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have in the past typically been lower than sales during the fourth quarter of the preceding year and we expect this trend to continue in the future. We will continue to face this seasonally in the future and do not have the ability to forecast with any degree of certainty the impact of the decreased business activity during the Lunar New Year on our sales and operating results.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND TO COMPETE EFFECTIVELY, WE MUST CONTINUALLY INTRODUCE NEW PRODUCTS THAT ACHIEVE MARKET ACCEPTANCE

         The emerging market for communications equipment in developing countries is characterized by rapid technological developments, frequent new product introductions and evolving industry and regulatory standards. Our success will depend in large part on our ability to enhance our network access and switching technologies and develop and introduce new products and product enhancements that anticipate changing service provider requirements and technological developments. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to timely develop and introduce new products or enhancements to existing products that effectively respond to technological change, our business, financial condition and results of operations could be materially adversely affected.

         From time to time, we or our competitors may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete.

         Even if we are able to develop and introduce new products, we cannot assure you that they will gain market acceptance. Market acceptance of our products will depend on various factors including:

         - our ability to obtain necessary approvals from regulatory organizations;

         - the perceived advantages of the new products over competing products;

         - our ability to attract customers who have existing relationships with our competitors;

         -    product cost relative to performance; and

         -    the level of customer service available to support new products.

         Specifically, sales of our AN-2000 system outside of China depend, in part, on the adoption of the V5.2 standard in these markets. Additionally, sales of our Personal Access System, or PAS, the mobile component of our Airstar wireless system, will depend in part upon consumer acceptance of the mobility limitations of this service. The introduction of inexpensive wireless telephone service or other competitive services in China may have a material adverse effect on sales of our Airstar systems in China. If our existing or new products fail to achieve market acceptance for any reason, our business could be seriously harmed.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO DELIVER QUALITY PRODUCTS ON A TIMELY AND COST EFFECTIVE BASIS

         Our operating results depend on our ability to manufacture products on a timely and cost effective basis. In the past, we have experienced reductions in yields as a result of various factors, including defects in component parts and human error in assembly. If we experience a deterioration in manufacturing performance or a delay in production of any of our products, we could experience delays in shipments and cancellations of orders. Moreover, networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with service providers' products which incorporate a variety of components produced by third parties. As a result, when a problem occurs, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, any one of which could harm our business.

         If future demand for our products requires additional manufacturing capacity, we may invest in and build additional manufacturing facilities, most likely in China. However, we cannot assure you that the new manufacturing facilities will attain the same quality or level of efficiencies as our existing facilities. Alternatively, or in addition, we may contract with third party manufacturing facilities over which we may be unable to exercise the same degree of quality control as we can over our own facilities. We currently have no arrangements with any independent manufacturing facility, and we may not be able to obtain independent manufacturing sources on commercially attractive terms if and when needed.

WE DEPEND ON SOME SOLE SOURCE AND OTHER KEY SUPPLIERS FOR COMPONENTS AND MATERIALS USED IN OUR PRODUCTS, AND IF THESE SUPPLIERS FAIL TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH QUALITY PRODUCTS, OUR COMPETITIVE POSITION, REPUTATION AND BUSINESS COULD BE HARMED

         Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers. If any supplier is unwilling or unable to provide us with high quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. Moreover, these suppliers may delay product shipments or supply us with inferior quality products. If any of these events occur, our competitive position, reputation and business could suffer.

OUR ABILITY TO SOURCE A SUFFICIENT QUANTITY OF HIGH QUALITY HANDSETS AND OTHER COMPONENTS USED IN OUR PRODUCTS MAY BE LIMITED BY CHINA'S IMPORT RESTRICTIONS AND DUTIES AS WELL AS OUR ABILITY TO OBTAIN SUFFICIENT DOMESTIC MANUFACTURING CAPACITY

         We require a significant number of imported components to manufacture our products in China. Imported electronic components and other imported goods used in the operation of our business are subject to a variety of permit requirements, approval procedures and import duties. Failure to obtain necessary permits or approvals, administrative actions by China's government to limit imports of certain components, or non-payment of required import duties could subject us to penalties and fines and could adversely affect our ability to manufacture and sell our products in China. In addition, import duties increase the cost of our products and may make them less competitive.

         In particular, an integral component of our Airstar PAS system is the handset used by subscribers to make and receive mobile telephone calls. Our inability to obtain a sufficient number of high quality handsets could severely harm our business. Currently, a worldwide shortage of handsets exists. Although we have contracted with Japanese vendors to manufacture handsets under the UTStarcom label, we cannot assure you that they will be able to supply adequate quantities of handsets. Moreover, we must pay an import duty on each handset that we import into China, which may result in a competitive cost advantage for our competitors who produce handsets in China. As a result, we are evaluating various manufacturing alternatives within China. Currently, we are in the early stages of negotiations with third parties to manufacture handsets for us in China. We may be unable to enter into arrangements with third parties who are capable of producing adequate quantities of high-quality handsets. We also intend to develop the capacity to manufacture our own handsets. However, we may be unsuccessful in our efforts to do so. Additionally, to comply with manufacturing regulations in China we will need to obtain components for our handsets from local sources. These sources may not be able to produce adequate quantities of components that meet our quality standards.

IF WE ARE UNABLE TO EXPAND OUR DIRECT SALES OPERATION IN CHINA AND INDIRECT DISTRIBUTION CHANNELS ELSEWHERE OR SUCCESSFULLY MANAGE OUR EXPANDED SALES ORGANIZATION, OUR OPERATING RESULTS MAY SUFFER

         Our distribution strategy focuses primarily on developing and expanding our direct sales organization in China and our indirect distribution channels outside of China. We may not be able to successfully expand our direct sales organization in China and the cost of any expansion may exceed the revenue generated from these efforts. Even if we are successful in expanding our direct sales organization in China, we may not be able to compete successfully against the significantly larger and better-funded sales and marketing operations of current or potential competitors. In addition, if we fail to develop relationships with significant international resellers or manufacturers' representatives, or if these resellers or representatives are not successful in their sales or marketing efforts, we may be unsuccessful in our expansion efforts outside China.

WE EXPECT AVERAGE SELLING PRICES OF OUR PRODUCTS TO DECREASE WHICH MAY REDUCE OUR REVENUES, AND, AS A RESULT, WE MUST INTRODUCE NEW PRODUCTS AND REDUCE OUR COSTS IN ORDER TO MAINTAIN PROFITABILITY

         The average selling prices for communications access and switching systems and subscriber terminal products, such as handsets, in China have been declining as a result of a number of factors, including:

         -    increased competition;

         -    aggressive price reductions by competitors;

         -    rapid technological change; and

         -    price and performance enhancements.

         We have in the past experienced and expect in the future to experience substantial period-to-period fluctuations in operating results due to declining average selling prices. We anticipate that average selling prices of our products will decrease in the future in response to product introductions by us or our competitors or other factors, including price pressures from customers. Therefore, we must continue to develop and introduce new products and enhancements to existing products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross profit, as a percentage of net sales, to decline.

         Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross profit, as a percentage of net sales. In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit, as a percentage of net sales.

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGIN PERCENTAGE OF NET SALES

         Our gross profit margin percentage of net sales varies among our product families. Our gross margin percentage of net sales is generally higher on our access network system products and our gross margin percentage of net sales is significantly lower on our handset products. We also anticipate that the gross margin percentage of net sales may be lower for our newly developed products due to start-up costs and may improve as unit volumes increase and efficiency can be realized. Our overall gross margin percentage of net sales has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a growth in sales of handset products over the past few quarters, we have experienced a sustained product shift toward a greater percentage of handset products resulting in a decline in overall gross margin percentage of net sales. In addition, we expect to introduce new products in the future periods. As a result of these recent trends, a potential decrease in overall gross margin percentage of net sales may be experienced over the next few quarters.

SERVICE PROVIDERS SOMETIMES EVALUATE OUR PRODUCTS FOR LONG AND UNPREDICTABLE PERIODS WHICH CAUSES THE TIMING OF PURCHASES AND OUR RESULTS OF OPERATIONS TO BE UNPREDICTABLE

         The period of time between our initial contact with a service provider and the receipt of an actual purchase order may span a year or more. During this time, service providers may subject our products to an extensive and lengthy evaluation process before making a purchase. The length of these qualification processes may vary substantially by product and service provider, making our results of operations unpredictable. We may incur substantial sales and marketing expenses and expend significant management effort during this process, which ultimately may not result in a sale. These qualification processes often make it difficult to obtain new customers, as service providers are reluctant to expend the resources necessary to qualify a new supplier if they have one or more existing qualified sources.

OUR INABILITY TO EXERCISE COMPLETE CONTROL OVER OUR SUBSIDIARIES MAY BE DETRIMENTAL TO OUR BUSINESS

         A considerable portion of our operations is and will continue to be conducted through direct and indirect subsidiaries. For example, we own an 88% interest in a joint venture which operates the Zhejiang manufacturing facility and a 51% interest in a joint venture which operates the Guangdong manufacturing facility. Even though we may own a majority interest in these joint ventures, we do not have sole power to control all of the policies and decisions of these jointly-owned subsidiaries.

         Under Chinese law governing Sino-foreign joint ventures, equity holders exercise rights primarily through the board of directors, which constitutes the highest authority of the joint venture. Although we own a majority of the Guangdong joint venture, we are only entitled to appoint a minority of the directors to the joint venture's board of directors, which prevents us from controlling the actions of the board. Moreover, even though we hold a majority of the board seats in the Zhejiang joint venture, China law requires unanimous approval of the board of directors for some significant corporate actions, including:

         -    amendment of the Articles of Association of the joint venture;

         -    liquidation or dissolution of the joint venture;

         - any increase, decrease or transfer of equity interests of any party to the joint venture; and

         -    a merger of the joint venture with another economic entity.

         Our operating results and cash flow depend on the operating results and cash flow of our subsidiaries and the payment of funds by those subsidiaries to us. These subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay dividends or otherwise provide financial benefits to us. Moreover, with respect to our Guangdong manufacturing joint venture, any payment of dividends to us must be agreed to by our joint venture partner, whose interests in receiving dividend distributions may not coincide with ours. In addition, applicable law in some countries including China limits the ability of a subsidiary to pay dividends for various reasons including the absence of sufficient distributable reserves. In the event of any insolvency, bankruptcy or similar proceedings, creditors of the subsidiaries would generally be entitled to priority over us with respect to assets of the affected subsidiary. In addition, because our joint venture partners in both Zhejiang and Guangdong provinces are affiliated with the provincial Posts and

         Telecommunications Administrations that operate the telecommunication networks in these areas, if we fail to maintain these joint ventures, sales to our customers located in these areas may decrease.

OUR MULTI-NATIONAL OPERATIONS SUBJECT US TO VARIOUS ECONOMIC, POLITICAL, REGULATORY AND LEGAL RISKS

         We market and sell our products in China and other markets. The expansion of our existing multi-national operations and entry into additional international markets will require significant management attention and financial resources. Multi-national operations are subject to inherent risks, including:

         difficulties in designing products that are compatible with varying international communications standards;

         longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

         -    unexpected changes in regulatory requirements;

         - changes to import and export regulations, including quotas, tariffs and other trade barriers;

         -    delays or difficulties in obtaining export and import licenses;

         - potential foreign exchange controls and repatriation controls on foreign earnings;

         -    exchange rate fluctuations and currency conversion restrictions;

         - the burdens of complying with a variety of foreign laws and regulations;

         - difficulties and costs of staffing and managing multi-national operations;

         - reduced protection for intellectual property rights in some countries;

         -    potentially adverse tax consequences; and

         -    political and economic instability.

         Multinational companies are required to establish intercompany pricing for transactions between their separate legal entities operating in different taxing jurisdictions. These intercompany transactions are subject to audit by taxing authorities in the jurisdictions in which multinational companies operate. An additional tax liability may be incurred if it is determined that intercompany pricing was not done at arm's length. We believe we have adequately estimated and recorded our liability arising from intercompany pricing, but we cannot assure you that an additional tax liability will not result from audits of our intercompany pricing policies.

         In markets outside of China, we rely on a number of original equipment manufacturers, or OEMs, and third-party distributors and agents to market and sell our network access products. If these OEMs, distributors or agents fail to provide the support and effort necessary to service developing markets effectively, our ability to maintain or expand our operations outside of China will be negatively impacted. We cannot assure you that we will successfully compete in these markets, that our products will be accepted or that we will successfully overcome the risks associated with international operations.

         Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of March 31, 2000, we had a forward contract to hedge Japanese Yen valued at $10.4 million.

OUR FAILURE TO MEET INTERNATIONAL AND GOVERNMENTAL PRODUCT STANDARDS COULD BE DETRIMENTAL TO OUR BUSINESS

         Many of our products are required to comply with numerous government regulations and standards, which vary by market. As standards for products continue to evolve, we will need to modify our products or develop and support new versions of our products to meet emerging industry standards, comply with government regulations and satisfy the requirements necessary to obtain approvals. Our inability to obtain regulatory approval and meet established standards could delay or prevent our entrance into or force our departure from markets.

OUR RECENT GROWTH HAS STRAINED OUR RESOURCES, AND IF WE ARE UNABLE TO MANAGE AND SUSTAIN OUR GROWTH, OUR OPERATING RESULTS WILL BE NEGATIVELY AFFECTED

         We have recently experienced a period of rapid growth and anticipate that we must continue to expand our operations to address potential market opportunities. If we fail to implement or improve systems or controls or to manage any future growth and expansion effectively, our business could suffer.

         Our expansion has placed and will continue to place a significant strain on our management, operational, financial and other resources. Many of the members of our management team have limited experience in the management of rapidly growing companies. To manage our growth effectively, we will need to take various actions, including:

         - enhancing management information systems and forecasting procedures;

         - further developing our operating, administrative, financial and accounting systems and controls;

         - maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

         -    expanding, training and managing our employee base; and

         -    expanding our finance, administrative and operations staff.

OUR SUCCESS IS DEPENDENT ON CONTINUING TO HIRE AND RETAIN QUALIFIED PERSONNEL, AND IF WE ARE NOT SUCCESSFUL IN ATTRACTING AND RETAINING THESE PERSONNEL, OUR BUSINESS WOULD BE HARMED

         The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our President and Chief Executive Officer, and Ying Wu, our Executive Vice President and Chief Executive Officer of China Operations. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.

         To effectively manage our recent growth as well as any future growth, we will need to recruit, train, assimilate, motivate and retain qualified employees. Competition for qualified employees is intense, and the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We are actively searching for research and development engineers and sales and marketing personnel, who are in short supply. Additionally, we have a need for and have experienced difficulty in finding qualified accounting personnel knowledgeable in U.S. and China accounting standards. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed.

         Competitors and others have in the past and may in the future attempt to recruit our employees. In addition, companies in the communications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may be the subject of these types of claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation and disruption to our operations. We could incur substantial costs in defending ourselves against these claims, regardless of their merits.

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

         We recently acquired Wacos, Inc., a research and development subsidiary, through a merger. We continually evaluate additional acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company.

WE MAY EXPERIENCE DIFFICULTY IN IDENTIFYING, FORMING AND MAINTAINING NEW BUSINESS VENTURES THAT ARE IMPORTANT TO THE DEVELOPMENT OF OUR BUSINESS

         We have invested, and expect to continue to invest, significant capital in new business ventures. We cannot assure you that we will be able to continue to identify suitable parties for new ventures in the future. The failure to form or maintain new ventures could significantly limit our ability to expand our operations. Moreover, these new ventures or investments require significant management time, involve a high degree of risk and will present significant challenges. We cannot assure you that these activities will be successful or that we will realize appropriate returns on these activities. Additionally, if any venture or investment fails, our business could be negatively impacted.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND MAY BE SUBJECT TO CLAIMS THAT WE INFRINGE THE INTELLECTUAL PROPERTY OF OTHERS, EITHER OF WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

         We rely on a combination of patents, copyrights, trade secret laws and contractual obligations to protect our technology. Although we have applied for several patents in the United States, one of which has issued, as well as in other countries, we cannot assure you that any additional patents will issue as a result of pending patent applications or that our issued patents will be upheld. Moreover, we have not yet obtained patents in China. We can give no assurance that we will be able to obtain patents in China on our products or the technology that we use to manufacture our products. Our joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information, our business, financial condition and results of operations could be materially adversely affected.

         The increasing dependence of the communications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future we may be subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation could be costly and could cause diversion of management's attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties which may not be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from manufacturing or selling our products.

RISKS RELATING TO CHINA

         Sales in China account for substantially all of our sales. Approximately $102.9 million, or 97.9%, of our sales in 1998, $186.1 million, or 99.3% of our sales in 1999, and $58.4 million, or 99.4% of our sales in the first quarter of 2000 occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 46.4% as of December 31, 1998, 53.7% as of December 31, 1999 and 54.8% as of March 31, 2000 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

DEVALUATION IN THE VALUE OF THE RENMINBI AND FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

         Exchange rate fluctuations could have a substantial negative impact on our financial condition and results of operations. We purchase substantially all of our materials in the United States and Japan and a significant portion of our cost of goods sold is incurred in U.S. dollars and Japanese yen. A significant portion of our operating expenses are incurred in U.S. dollars. At the same time, most of our sales are denominated in Renminbi. The value of the Renminbi is subject to changes in China's governmental policies and to international economic and political developments. Although the official exchange rate for the conversion of Renminbi to U.S. dollars has remained stable, with the Renminbi appreciating slightly against the U.S. dollar since 1994, the exchange rate experienced significant volatility prior to 1994 including periods of sharp devaluation. There can be no assurance that exchange rates will not become volatile or that the Renminbi will not devalue again against the U.S. dollar.

         In the past, financial markets in many Asian countries have experienced severe volatility and, as a result, some Asian currencies have experienced significant devaluation from time to time. The devaluation of some Asian currencies may have the effect of rendering exports from China more expensive and less competitive and therefore place pressure on China's government to devalue the Renminbi. Any devaluation of the Renminbi could result in an increase in volatility of Asian currency and capital markets. Future volatility of Asian financial markets could have an adverse impact on our ability to expand our product sales into Asian markets outside of China. Moreover, due to the limitations on the convertibility of Renminbi, we are limited in our ability to engage in currency hedging activities in China and do not currently engage in currency hedging activities with respect to international sales outside of China.

CURRENCY RESTRICTIONS IN CHINA MAY LIMIT THE ABILITY OF OUR SUBSIDIARIES AND JOINT VENTURES IN CHINA TO OBTAIN AND REMIT FOREIGN CURRENCY NECESSARY FOR THE PURCHASE OF IMPORTED COMPONENTS AND MAY LIMIT OUR ABILITY TO OBTAIN AND REMIT FOREIGN CURRENCY IN EXCHANGE FOR RENMINBI EARNINGS

         China's government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under the current foreign exchange control system, sufficient foreign currency may not be available to satisfy our currency needs. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations such as payments to us for components which we export to them and for technology licensing fees. We may also experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Moreover, we cannot assure you that China's government will continue the policy of making the Renminbi convertible under current accounts. Our inability to convert and remit our sales received in Renminbi into U.S. dollars and make necessary remittances could have a material adverse effect on our business, financial condition and results of operations.

         Our business could be substantially harmed if we are unable to convert our sales received in Renminbi into U.S. dollars. Under existing foreign exchange laws, Renminbi held by our China subsidiaries can be converted into foreign currencies and remitted out of China to pay current account items such as payments to suppliers for imports, labor services, payment of interest on foreign exchange loans and distributions of dividends so long as the subsidiaries have adequate amounts of Renminbi to purchase the foreign currency. Expenses of a capital nature such as the repayment of bank loans denominated in foreign currencies, however, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency and then remitted out of China. This system could be changed at any time by executive decision of the State Council to impose limits on current account convertibility of the Renminbi or other similar restrictions. Moreover, even though the Renminbi is intended to be freely convertible under the current account, the State Administration of Foreign Exchange, which is responsible for administering China's foreign currency market, has a significant degree of administrative discretion in implementing the laws. From time to time, the State Administration of Foreign Exchange has used this discretion in ways which effectively limit the convertibility of current account payments and restrict remittances out of China. Furthermore, in many circumstances the State Administration of Foreign Exchange must approve foreign currency conversions and remittances. Under the current foreign exchange control system, sufficient foreign currency may not be available at a given exchange rate to satisfy our currency demands.

CHANGES WITHIN CHINA'S COMMUNICATIONS MARKET COULD HARM OUR BUSINESS

         We derive substantially all of our sales from local telecommunications service providers in China which utilize network access equipment in the continued expansion and upgrading of China's communications infrastructure. The continued development of the communications infrastructure in China correspondingly depends, in part, on the demand for voice and data services in China and China's governmental policy. Although this industry has grown rapidly in the past, we cannot assure you that it will continue to grow in the future.

         Any reduced demand for voice and data services, any other downturn or other adverse changes in the China communications industry or the adoption or enforcement of government policies that limit or prohibit our ability to manufacture, market or sell our products could severely harm our business.

CHINA'S TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND HAS RECENTLY BEEN RESTRUCTURED, WHICH HAS LED TO UNCERTAINTY

         China's telecommunications industry is heavily regulated by the Ministry of Information Industry. The Ministry of Information Industry controls the 33 provincial Posts and Telecommunications Administrations that exercise regulatory responsibility over the telecommunications industries in their respective provinces. The Ministry of Information Industry has broad discretion and authority to regulate all aspects of the telecommunications and information technology industry in China including managing spectrum bandwidths, setting network equipment specifications and standards and drafting laws and regulations related to the electronics and telecommunications industries.

         As part of the Chinese government's industry restructuring initiatives, the regulatory functions of the Ministry of Information Industry and the Posts and Telecommunications Administrations will be separated from the operational functions of the state-owned companies under their control. Following this separation, it is expected that the Ministry of Information Industry will act exclusively as the industry regulator and will no longer manage the day-to-day operations of telecommunications service providers in China. The separation of the regulatory and operational functions of the Ministry of Information Industry and the Posts and Telecommunications Administrations has not been completed. As a result, the Ministry of Information Industry continues to exercise administrative control over the operational goals and policies of telecommunications service providers formerly under the control of the China Telecom system. In addition, the provincial Posts and Telecommunications Administrations continue to operate the fixed line telephone systems in their respective provinces. We cannot predict when complete separation of the regulatory and operational functions of the Ministry of Information Industry and the provincial Posts and Telecommunications Administrations will be achieved.

         China does not yet have a national telecommunications law. The Ministry of Information Industry, under the direction of the State Council, is currently preparing a draft of the Telecommunications Law of the People's Republic of China for ultimate submission to the National People's Congress for review and adoption. It is unclear if and when the Telecommunications Law will be adopted. If the Telecommunications Law is adopted, we expect it to become the basic telecommunications statute and the source of telecommunications regulations in China. Although we expect that a Telecommunications Law would have a positive effect on the overall development of the telecommunications industry in China, we do not know the nature and scope of regulation that it would create. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

         The Ministry of Information Industry has broad discretion to apply standards in deciding what types of equipment may be connected to the national telecommunications networks, the forms and types of services that may be offered to the public and the content of material available in China over the Internet. If the Ministry of

Information Industry sets standards with which we are unable to comply, our ability to sell product in China may be limited, resulting in substantial harm to our operations.

CHINA CLOSELY RESTRICTS ACTIVITIES OF FOREIGN INVESTORS IN THE
TELECOMMUNICATIONS INDUSTRY

         China's government and its agencies, including the Ministry of Information Industry and the State Council, regulate foreign investment in the telecommunications industry through the promulgation of various laws and regulations and the issuance of various administrative orders and decisions. Foreign investment enterprises, companies and individuals are prohibited from investing and participating in the operation and management of telecommunications networks without special approval by the State Council. In addition, they are restricted from manufacturing analog mobile communications systems, including wireless telephones. We cannot assure you that China will not promulgate new laws or regulations, or issue administrative or judicial decisions or interpretations, which would further restrict or bar foreigners from engaging in telecommunications-related activities. The promulgation of laws or regulations or the issuance of administrative orders or judicial decisions or interpretations restricting or prohibiting telecommunications activities by foreigners could have a substantial impact on our ongoing operations.

OUR CUSTOMERS IN CHINA ARE PART OF THE CHINA TELECOM SYSTEM AND ARE SUBJECT TO ITS ULTIMATE CONTROL. WE UNDERSTAND THAT CHINA TELECOM RECENTLY PROHIBITED ALL POSTS AND TELECOMMUNICATIONS BUREAUS IN CHINA FROM PURCHASING LOW-MOBILITY WIRELESS ACCESS SYSTEMS, SUCH AS OUR PAS SYSTEM, FOR IMPLEMENTATION IN LARGE CITIES

         Each of the local Posts and Telecommunications Bureaus in China which comprise our existing or potential customers is part of the China Telecom system and subject to its ultimate control. Accordingly, China Telecom may issue policy statements or make other decisions which govern the equipment purchasing decisions of all of our customers in China. For example, we understand that China Telecom recently prohibited all Posts and Telecommunications Bureaus from purchasing low-mobility wireless access systems, such as our PAS system, for implementation in large cities. While to date we have not marketed or sold our PAS systems in large cities, we may wish to do so in the future. As the majority of our sales are generated from our operations in China, this decision of China Telecom or other decisions by China Telecom could cause substantial harm to our business.

CHINA'S GOVERNMENT POLICIES COULD IMPACT OUR BUSINESS

         Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

          - new laws and regulations or the interpretation of those laws and regulations;

          - the introduction of measures to control inflation or stimulate growth;

          -    changes in the rate or method of taxation;

          - the imposition of additional restrictions on currency conversion and remittances abroad; and

          - any actions which limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

CHINA'S ECONOMIC POLICIES COULD IMPACT OUR BUSINESS

         The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one- and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities which set production and development targets.

         Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways which could result in economic liberalization measures that are inconsistent from time to time or from industry to industry or across different regions of the country. China's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China's government to regulate the economy could also have a significant overall impact on economic conditions in China with a resulting negative impact on our business.

CHINA'S EXPECTED ENTRY INTO THE WTO CREATES UNCERTAINTY AS TO THE FUTURE ECONOMIC AND BUSINESS ENVIRONMENTS IN CHINA

         China has been attempting to join the World Trade Organization and recently signed a bilateral trade agreement with the United States which has enabled China to gain the support of the United States in China's attempt to enter the WTO. With this agreement concluded, and subject to the support of other member countries, China is expected to enter into the WTO as early as some time in 2000. Although China has been reducing tariff levels over the past several years, entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. Whether or not China is accepted into the WTO, the impact on China's economy and our business is uncertain.

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER

         Our subsidiaries located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. These tax incentives may be repealed or reduced in the future. If these tax incentives are abolished before our subsidiaries in China can take full advantage of them, the tax liability of these subsidiaries will increase, which will negatively impact our financial condition and results of operations.

CHINA'S LEGAL SYSTEM EMBODIES UNCERTAINTIES THAT COULD NEGATIVELY IMPACT OUR BUSINESS

         China has a civil law legal system. Although often used by judges for guidance, decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes.

         China has adopted a broad range of related laws, administrative rules and regulations that govern the conduct and operations of foreign investment enterprises and restrict the ability of foreign companies to conduct business in China. These laws, rules and regulations provide some incentives to encourage the flow of investment into China, but also subject foreign companies, and foreign investment enterprises including our subsidiaries in China, to a set of restrictions which may not always apply to domestic companies in China. Although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies in anticipation of China's entry into the WTO, these special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises may still place us and our subsidiaries at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position. Moreover, as China's legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors and companies.

         Many of our activities and products in China are subject to administrative review and approval by various national and local agencies of China's government. Because of the changes occurring in China's legal and regulatory structure, there can be no assurance that we will be able to secure the requisite governmental approval for our activities and products. Failure to obtain the requisite government approval for any of our activities or products could substantially harm our business.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         UTStarcom is exposed to the impact of interest rate changes and changes in foreign currency exchange rates.

         Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio or related income would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of our investment portfolio. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our funds are invested instruments with maturities less than one year. UTStarcom's policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market risk. Funds in excess of current operating requirements are invested in government sponsored entities notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

         The table below represents carrying amounts and related weighted-average interest rates of maturity of UTStarcom's investment portfolio at March 31, 2000:

                                                                         2000
                                                                         ----
         (In thousands, except interest rates)

         Cash and cash equivalents                                   261,663

         Average interest rate                                           5.1%

         Short-term investments                                        8,566

         Average interest rate                                           6.7%

         Total investment securities                                 270,229

                Average interest rate                                    5.1%

         Foreign Exchange Rate Risk. We are exposed to foreign exchange rate risk because our sales to China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. The impact of currency fluctuations of Renminbi to date has been insignificant. We have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of March 31, 2000, we had a forward contract to hedge Japanese Yen valued at $10.4 million. The contract was entered into on February 22, 2000.

         PART II.     OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company completed its initial public offering ("IPO") on March 3, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-93069). In the IPO, the Company sold an aggregate of 11,500,000 shares of common stock (including an over-allotment option of 1,500,000 shares) at $18.00 per share.

         The managing underwriters of the offering were Merrill Lynch & Co., Banc of America Securities LLC, U.S. Bancorp Piper Jaffray, Merrill Lynch Japan Inc., and E-TRADE Securities Co., Ltd. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million for the Company. The aggregate net proceeds were approximately $190.6 million, after deducting underwriting discounts and commissions of approximately $14.5 million and expenses of the offering of approximately $1.9 million. None of such amounts were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

         As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 70,377,322 shares of common stock. The net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including the Company's future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, the Company retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of March 31, 2000, the Company has not used any of the net proceeds and the entire amounts of net proceeds remains in our cash and cash equivalents and short-term investments accounts. In addition, at March 31,2000, there are no material agreements or commitments with respect to any acquisition or investment activities.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 11, 2000, the Annual Meeting of Stockholders of the Company was held in Alameda, California.

         A nomination and election of directors was held with the following individuals being elected to the Board of Directors of the Company:

         Hong Lu
         Chauncey Shey
         Thomas Toy
         Ying Wu
         Charles Xue
         Larry Horner
         Masayoshi Son
         Yoshitaka Kitao

         The stockholders approved the appointment of PricewaterhouseCoopers, L.L.P. as independent public accountants of the Company for December 31, 2000.

         The stockholders approved the Indemnification Agreements.

         The stockholders approved amendments to the Certificate of Incorporation and Bylaws, collectively referred to as the Charter Documents, in connection with the closing of the Company's proposed initial public offering.

         The stockholders approved the Amended 1997 Stock Plan and the increase in the number of shares reserved for issuance to a total of 10,524,575 shares in connection with the closing of the Company's proposed initial public offering.

         The stockholders approved the 2000 Employee Stock Purchase Plan and the reservation of 2,000,000 shares in connection with the closing of the Company's proposed initial public offering.

         A nomination and election of the Classified Board of Directors was held with the following individuals being elected to the Classified Board of Directors of the Company:

         Tom Toy
         Charles Xue
         Chauncey Shey
         Yoshitaka Kitao
         Larry Horner
         Ying Wu
         Masayoshi Son
         Hong Lu

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         NUMBER     EXHIBIT DESCRIPTION
         ------     -------------------
         10.1(1)    Manufacturing License Agreement between Himachal Futuristic Communications Ltd. and
                    UTStarcom, Inc., undated.

         10.2(2)    Sales Agreement between Japan Radio Company and UTStarcom, dated March 16, 2000.

         10.3(3)    Technical Collaboration Agreement between Sharp Corporation and UTStarcom, Inc., dated March
                    31, 2000.

         10.4(4)    Parts Supply Agreement between Sharp Corporation and UTStarcom, Inc., undated.

         27.1       Financial Schedule Data.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter.





-----------------------

         1 CERTAIN INFORMATION IN THIS EXHIBIT HAS BEEN OMITTED AND FILED SEPARATELY WITH THE COMMISSION. CONFIDENTIAL TREATMENT HAS BEEN REQUESTED WITH RESPECT TO THE OMITTED PORTIONS.

         2 SEE FOOTNOTE 1.

         3 SEE FOOTNOTE 1.

         4 SEE FOOTNOTE 1.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000

                                    UTSTARCOM, INC.
                                     (Registrant)

                                    BY

                                    /s/ Hong Liang Lu

                                    ________________________________
                                    Hong Liang Lu
                                    President, Chief Executive Officer and
                                    Director



                                    /s/ Michael J. Sophie

                                    ________________________________
                                    Michael J. Sophie
                                    Vice President of Finance, Chief Financial
                                    Officer and Assistant Secretary