Form 10-Q
period 2000-06-30
UTSTARCOM INC
filed 2000-08-14
CIK 1030471

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to             .

                        COMMISSION FILE NUMBER 333-93069

                                 ---------------

                                 UTSTARCOM, INC.
             (Exact name of Registrant as specified in its charter)

                                 ---------------


                  DELAWARE                             52-1782500
         (State of Incorporation)         (I.R.S. Employer Identification No.)


  1275 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA                    94502
    (Address of principal executive offices)                    (zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 864-8800

                                 ---------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

         As of July 31, 2000, there were 93,927,105 shares of the Registrant's Common Stock outstanding, par value $0.00125.

         This quarterly report on Form 10Q consists of 29 pages of which this is page 1. The Exhibit Index appears on page 28.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                                     PAGE

   Item 1.        Condensed Consolidated Financial Statements                                                 3

                  Condensed Consolidated Balance Sheet as of June 30, 2000 (unaudited) and
                  December 31, 1999                                                                           3

                  Condensed Consolidated Statement of Operations for the three and six month
                  periods ended June 30, 2000 and June 30, 1999 (unaudited)                                   4

                  Condensed Consolidated Statement of Cash Flows for the six month periods ended              5
                  June 30, 2000 and June 30, 1999 (unaudited)

                  Notes to Condensed Consolidated Financial Statements (unaudited)                            6

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                 10

   Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                  26

PART II.          OTHER INFORMATION

   Item 2.        Changes in Securities and Use of Proceeds                                                  28

   Item 4.        Submission of Matters to a Vote of Security Holders                                        28

   Item 6.        Exhibits                                                                                   28

SIGNATURES                                                                                                   29

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 UTSTARCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)


                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2000                 1999
                                                                          --------------------- --------------------
                                  ASSETS                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $ 201,663             $ 87,364
   Short-term investment                                                                45,390                    -
   Accounts receivable, net                                                            106,200               77,823
   Receivable from related parties                                                         104                  339
   Inventories, net                                                                     86,360               55,204
   Other assets                                                                         15,045                8,326
                                                                          --------------------- --------------------
Total current assets                                                                   454,762              229,056
Property, plant and equipment, net                                                      10,469                8,168
Investment in affiliated companies                                                       9,056                4,460
Intangible assets, net                                                                  22,685               25,132
Deferred tax assets                                                                      6,590                4,352
Other long term assets                                                                   1,490                  620
                                                                          --------------------- --------------------
   Total assets                                                                      $ 505,052            $ 271,788
                                                                          ===================== ====================


                    LIABILITIES, MINORITY INTEREST AND
                           STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $ 22,616             $ 21,745
   Debt                                                                                 65,674               34,593
   Debt to shareholder and related parties                                                   -                8,745
   Income taxes payable                                                                      -                2,985
   Customer deposits                                                                    13,687                5,249
   Other liabilities                                                                    19,310               29,102
                                                                          --------------------- --------------------
Total current liabilities                                                              121,287              102,419
                                                                          --------------------- --------------------
Minority interest in consolidated subsidiaries                                           4,174                3,649
Stockholders' equity:
Convertible preferred stock: $.00125 par value; authorized: 99,200,000 shares; issued and outstanding 70,377,322; liquidation value of
   $259,608 at December 31, 1999                                                             -                   88
Common stock: $.00125 par value; authorized: 250,000,000
   shares; issued and outstanding: 93,915,105 at June 30, 2000 and
   8,929,837 at December 31, 1999                                                          119                   13
Common stock warrant                                                                         -                  389
Additional paid-in capital                                                             422,134              218,303
Deferred stock compensation                                                            (10,244)             (17,792)
Accumulated deficit                                                                    (31,596)             (34,821)
Notes receivable from shareholders                                                        (841)                (555)
Unrealized losses on investments                                                           (66)                   -
Cumulative translation adjustment                                                           85                   95
                                                                          --------------------- --------------------
Total stockholders' equity                                                             379,591              165,720
                                                                          --------------------- --------------------
   Total liabilities, minority interest, and stockholders' equity                    $ 505,052            $ 271,788
                                                                          ===================== ====================




     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                      -----------------------------    ---------------------------
                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                           JUNE 30,
                                                                      -----------------------------    ---------------------------
                                                                          2000            1999             2000            1999
                                                                      --------------   ------------    ------------   ------------
                                                                                (Unaudited)                   (Unaudited)
Net sales                                                              $ 80,008          $ 42,131       $ 138,767        $ 69,682
Cost of sales (excludes stock compensation expense of $23,
    $4, $56 and $6)                                                      51,629            23,873          89,495          41,825
                                                                      --------------   ------------    ------------   ------------
Gross profit                                                             28,379            18,258          49,272          27,857

Operating expenses:
  Selling, general and administrative expenses (excludes stock
    compensation expense of $1,249, $324, $3,051 and $768)                9,680             8,292          18,942          13,879
  Research and development expenses (excludes stock compensation
    expense of $660, $346, $5,255 and $501)                               8,226             4,138          14,540           8,183
  Amortization of deferred stock compensation                             1,932               674           8,362           1,275
  Amortization of intangible assets                                       1,224                37           2,447              74
                                                                      --------------   ------------    ------------   ------------
Total operating expenses                                                 21,062            13,141          44,291          23,411
                                                                      --------------   ------------    ------------   ------------

Operating income                                                          7,317             5,117           4,981           4,446

Interest income                                                           3,685               399           5,039             982

Interest expenses                                                          (949)             (660)         (1,706)         (1,558)

Other income (expenses)                                                     303              (228)            478            (133)

Equity in net income (loss) of affiliated companies                         (87)              702            (327)            892

                                                                      --------------   ------------    ------------   ------------
Income before income taxes and minority interest                         10,269             5,330           8,465           4,629

Income tax expense (benefit)                                              3,797               213           4,715             185

                                                                      --------------   ------------    ------------   ------------
Income before minority interest                                           6,472             5,117           3,750           4,444

Minority interest in (earnings) of consolidated subsidiaries               (264)             (103)           (525)           (589)

                                                                      --------------   ------------    ------------   ------------
Income from continuing operations                                         6,208             5,014           3,225           3,855

Loss from discontinued operations                                             -            (1,389)              -          (1,656)

                                                                      --------------   ------------    ------------   ------------
Net income                                                              $ 6,208           $ 3,625         $ 3,225         $ 2,199
                                                                      ==============   ============    ============   ============
Basic earnings (loss) per share:
  Income from continuing operations                                     $  0.07           $  0.58         $  0.05         $  0.45
  Loss from discontinued operations                                     $     -           $ (0.16)        $     -         $ (0.19)
                                                                      --------------   ------------    ------------   ------------
  Net income - basic earnings per share                                 $  0.07           $  0.42         $  0.05          $ 0.26
                                                                      ==============   ============    ============   ============
Diluted earnings (loss) per share:
  Income from continuing operations                                     $  0.06           $  0.07         $  0.03         $  0.05
  Loss from discontinued operations                                     $     -           $ (0.02)        $     -         $ (0.02)
                                                                      --------------   ------------    ------------   ------------
  Net income - diluted earnings per share                               $  0.06           $  0.05         $  0.03         $  0.03
                                                                      ==============   ============    ============   ============
Weighted average shares used in per-share calculation:
  - Basic                                                                93,527             8,687          64,697           8,608
                                                                      ==============   ============    ============   ============
  - Diluted                                                             104,506            73,505          99,846          73,463
                                                                      ==============   ============    ============   ============




     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                    SIX MONTHS ENDED
                                                                            ---------------------------------
                                                                               JUNE 30,          JUNE 30,
                                                                                 2000              1999
                                                                            ----------------  ---------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $ 3,225          $ 2,199
Adjustments to reconcile net income to net cash used in operating activities:
   Loss from discontinued operations                                                      -            1,656
   Depreciation and amortization                                                      4,249            1,427
   Net loss on sale and disposal of assets                                              128               49
   Stock compensation expense                                                         8,362            1,275
   Equity in net (income) loss of affiliated companies                                  327             (892)
   Minority interest                                                                    525              589
   Changes in operating assets and liabilities:
     Accounts receivable and receivable from related parties                        (26,252)          (4,287)
     Inventories                                                                    (31,157)           1,350
     Other current and non-current assets                                            (7,021)          (5,810)
     Accounts payable and payable to related parties                                 (7,874)         (15,091)
     Income taxes payable                                                              (192)             (42)
     Other current liabilities                                                       (1,354)           9,417
                                                                            ----------------  ---------------
Net cash used in continuing operations                                              (57,034)          (8,160)
Net cash used in discontinued operations                                                  -             (357)
                                                                            ----------------  ---------------
Net cash used in operating activities                                               (57,034)          (8,517)
                                                                            ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                           (4,335)            (887)
Investment in affiliates, net                                                        (4,923)               -
Proceeds from disposal of property                                                      103               14
Purchase of short-term investments                                                  (45,390)               -
                                                                            ----------------  ---------------
Net cash used in investing activities                                               (54,545)            (873)
                                                                            ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses                                                  195,012               45
Proceeds from borrowing, net                                                         31,081            5,660
Proceeds (payments) from shareholder notes, net                                        (139)               3
Unrealized holding (loss)                                                               (66)               -
                                                                            ----------------  ---------------
Net cash provided by financing activities                                           225,888            5,708

Effects of exchange rates on cash                                                       (10)               1
                                                                            ----------------  ---------------
Net increase (decrease) in cash and cash equivalents                                114,299           (3,681)
Less cash used in discontinued operations                                                 -             (357)
                                                                            ----------------  ---------------
Net increase (decrease) in cash and cash equivalents                                114,299           (3,324)
Cash and cash equivalents at beginning of period                                     87,364           17,626
                                                                            ----------------  ---------------
Cash and cash equivalents at end of period                                        $ 201,663         $ 14,302
                                                                            ================  ===============



     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (Information for the three and six months ended June 30, 2000 and June 30, 1999 is unaudited)

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

         The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (50 percent or more) owned subsidiaries, except for the Guangdong manufacturing subsidiary (GUTS) which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies, of which none represent greater than 20 percent ownership, are accounted for using the cost method.

         The accompanying financial data as of June 30, 2000 and for the three and six months ended June 30, 2000 and June 30, 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 1999 financial statements including the notes thereto, and the other information set forth therein included in the Company's Registration Statement on Form S-1.

         In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

         The following table presents the calculation of basic and diluted earnings (loss) per share:

                                                           THREE MONTHS PERIOD ENDED                   SIX MONTHS PERIOD ENDED
                                                   -----------------------------------------  --------------------------------------
                                                      JUNE 30, 2000         JUNE 30, 1999        JUNE 30, 2000        JUNE 30, 1999
                                                      -------------         -------------        -------------        -------------
                                                                 (UNAUDITED)                                (UNAUDITED)
Numerator:
    Income from continuing operations                    $ 6,208               $  5,014             $ 3,225             $  3,855
    Loss from discontinued operations                    $     -               $ (1,389)            $     -             $ (1,656)
                                                   ----------------     --------------------  -----------------    -----------------
    Net income                                           $ 6,208               $  3,625             $ 3,225             $  2,199
                                                   ================     ====================  =================    =================

Denominator:
    Weighted-average shares outstanding - basic           93,527                  8,687              64,697                8,608
    Weighted-average shares outstanding - diluted        104,506                 73,505              99,846               73,463

Basic earnings (loss) per share:
    Income from continuing operations                    $  0.07               $   0.58             $  0.05             $   0.45
    (Loss) from discontinued operations                  $     -               $  (0.16)            $     -             $  (0.19)
                                                   ----------------     --------------------  -----------------    -----------------
                                                         $  0.07               $   0.42             $  0.05             $   0.26
                                                   ================     ====================  =================    =================

Diluted earnings (loss) per share:
    Income from continuing operations                    $  0.06               $   0.07             $  0.03             $   0.05
    (Loss) from discontinued operations                  $     -               $  (0.02)            $     -             $  (0.02)
                                                   ----------------     --------------------  -----------------    -----------------
                                                         $  0.06               $   0.05             $  0.03             $   0.03
                                                   ================     ====================  =================    =================



3.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

                                                      SIX MONTHS PERIOD ENDED
                                                            JUNE 30,
                                                            --------
                                                       2000          1999
                                                       ----          ----
                                                           (UNAUDITED)

Cash paid during the period for:
Interest                                          $   1,501            $ 2,179
Income taxes                                      $   4,779            $   331


         Noncash investing and financing activities were as follows:

                                                     SIX MONTHS PERIOD ENDED
                                                            JUNE 30,
                                                            --------
                                                      2000           1999
                                                      ----           ----
                                                          (UNAUDITED)
Distribution of net assets to shareholders          $    -          $ 369
Receivable from shareholders                        $  147          $   -
Non-qualified stock option exercise tax benefits    $7,737          $   -

4.       CASH, CASH EQUIVALENTS AND INVESTMENTS

         The Company considers all highly liquid monetary instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments consist primarily of investments with original maturities of less than twelve months.

         Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities" debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Unrealized holdings gains and losses on securities classified as available-for-sale are reported as earnings. The fair value of investments is determined based upon quoted market prices. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income. The cost of securities is based on specific identification.

         All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At June 30, 2000, $157.4 million of available-for-sale securities were included in cash equivalents and $45.4 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consisted of government sponsored entities notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

5.       DEBT TO SHAREHOLDERS (IN THOUSANDS):

         Payable to related parties and debt to shareholder as of June 30, 2000 and December 31, 1999 consist of the following:


                                          JUNE 30, 2000                    DECEMBER 31, 1999
                                      --------------------           -----------------------------
                                          (UNAUDITED)
Debt to shareholder-SOFTBANK            $          --                    $             8,745

6.       DEBT (IN THOUSANDS):

The following represents the outstanding borrowings at June 30, 2000 and December 31, 1999:

                                                                                           JUNE 30,         DECEMBER 31,
NOTE                                            RATE                  MATURITY               2000               1999
----                                            ----                  --------               ----               ----
                                                                                          (UNAUDITED)
Bank of China(1)                      From 5.58% to 5.86%        From 7/00 to 06/01         $33,134                $27,108
China Merchants Bank(2)               6.44%                      03/01                        3,614                      -
Commercial Bank of Hangzhou(3)        6.44%                      10/00                        6,024                  6,024
Commercial Bank of Hangzhou(4)        5.86%                      03/01                       12,048                      -
Industrial & Commercial Bank of       5.85%                      05/01                        6,024                  1,446
   China(5)
China Construction Bank (6)           6.44%                      06/01                        4,819                      -
Other                                 Various                    Various                         11                     15
                                      -------------------------------------------------------------------------------------
Total debt                                                                                  $65,674                $34,593
                                                                                     ======================================


-----------

(1) Guaranteed by the Company and the minority shareholder of Zhejiang manufacturing subsidiary (HUTS). This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $90,361.

(2) Collateralized by $1,500 deposited with the bank and guaranteed by HUTS. This line allows for borrowings of up to $3,614 and matures on March 1, 2001.

(3) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in October 2000.

(4) Guaranteed by UTStarcom-China. This line allows for borrowings of up to $12,048 and matures in March 2001.

(5) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2001.

(6) Guaranteed by HUTS. This line allows for borrowings of up to $4,819 and matures in June 2001



7.       FORWARD FOREIGN EXCHANGE CONTRACT:

         The Company has contracts denominated in Japanese Yen to purchase portions of its inventories and supplies. As such, it is exposed to adverse movements in the currency exchange rate for Japanese Yen. The Company enters into forward foreign exchange contracts to reduce such foreign exchange exposures.

         The Company has adopted Statement of Financial Accounting Standard No. 52 ("SFAS 52"), "Accounting for Foreign Currency Translation" to account for its forward foreign exchange contract transaction. SFAS 52 states that gains or losses on forward contracts shall be deferred and included in the measurement of the related foreign currency transactions. As of June 30, 2000, the Company had a forward contract to hedge Japanese Yen valued at $3.8 million and deferred gains and losses related to this forward contract were not material.

8.       COMPREHENSIVE INCOME (LOSS) :

         The Company's total comprehensive net income was as follows (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,

                                                     2000            1999            2000          1999
                                                     ----            ----            ----          ----
                                                         (Unaudited)                      (Unaudited)
Net income                                              $ 6,208        $ 3,625         $ 3,225      $ 2,199

Change in cumulative translation adjustments               (439)             -             (10)           -

Unrealized losses on investments                            (66)             -               -            -
                                                -------------------------------  ---------------------------
Total comprehensive income                              $ 5,703        $ 3,625         $ 3,215      $ 2,199
                                                ===============================  ===========================


9.       INITIAL PUBLIC OFFERING:

         On March 3, 2000, the Company sold 11,500,000 shares of common stock including the exercise of the underwriters' over-allotment option at $18.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million for the Company. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions and related expenses. As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 70,377,322 shares of common stock. The net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.


10.      RECENT ACCOUNTING PRONOUNCEMENTS:

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


         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in the financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. Implementation of SAB101 has been delayed by the Securities and Exchange Commision until the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended December 31, 2000 and may require a cumulative adjustment as of the beginning of the first quarter of 2001. The Company is waiting for further guidance from the Securities and Exchange Commission before completing its assessment of the impact of SAB 101, as amended, on its financial statements. The Company is in the process of revising its standard contracts so that the impact of SAB101 on the timing of revenue recognition is minimized in the future.


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

11.      COUNTRY RISKS:



         Almost 99% of our sales for the three and six months ended June 30, 2000 were made in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

         Beginning in January 1, 1999, China's government required that all manufacturers of telecommunications equipment connected to public or private telecommunications networks within China obtain a network access license for each of its products. Sellers are prohibited from selling or advertising for sale equipment for which its manufacturer has not obtained a network access license and may be liable for penalties in an amount up to three times revenue from the sale of any equipment sold beginning January 1, 1999 without a license. Failure to obtain the required licenses could permit the authorities to force the Company to remove previously installed equipment and could preclude the Company from making further sales of the unlicensed products in China, which would substantially harm the Company's business.

         Management has applied for network access licenses for the Airstar system and for other products which the Company is no longer manufacturing but had previously sold. However, the Company has not yet received these access licenses and has no any assurance that a license will be issued. Management believes that no penalties or fines will be payable for non-compliance with these licensing requirements and that there will be no adverse effect on the Company's business or financial condition.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

         We incorporated in Delaware as Unitech Industries Inc. in 1991. Since our incorporation, we have focused our resources on developing products for China's communications market. We shipped our first network access products in 1993. In 1994, we changed our name to Unitech Telecom, Inc. In 1995, we acquired StarCom Network Systems, Inc. and changed our name to UTStarcom, Inc. During 1996, we introduced our advanced, V5.1 and V5.2 compliant, multi-service network access product, the AN-2000. Late in 1996, we introduced our Airstar wireless access system. In December 1999, we completed the acquisition of Wacos, Inc., a research and development subsidiary that develops IP-based switching systems. As part of our business operations in China, we have established a wholly owned subsidiary and three joint ventures in that country.

         To date, we have derived substantially all of our revenues from sales of communications equipment to service providers in China. Each of the Posts and Telecommunication Bureaus (PTBs) to whom we sell our equipment in China is part of the China Telecom system and subject to its ultimate control. However, equipment purchasing decisions are generally made at the individual PTB level. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period-to-period.

         Almost 99% of our sales for the three months ended June 30, 2000 were made in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

         In connection with the grant of stock options to some of our employees, we recorded net deferred compensation of $15.9 million during 1999 and $2.9 million during the six months ended June 30, 2000, representing the difference between the deemed fair value of common stock for accounting purposes and the option exercise price for these options at the date of grant. In connection with grants to non-employees during 1999, we recorded deferred compensation of $7.4 million. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. We recorded stock compensation expense of approximately $5.6 million during 1999 and $8.4 million during the six months ended June 30, 2000. At June 30, 2000, approximately $10.2 million remained to be amortized.

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

         Minority interest in (earnings) loss of consolidated subsidiaries represents the share of earnings in our Zhejiang manufacturing joint venture that is owned by our subsidiary partner.





RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

         NET SALES. Our net sales increased 89.9% from $42.1 million for the three months ended June 30, 1999 to $80.0 million for the corresponding period in 2000. This increase was primarily due to an increase in sales volume of our Airstar system. For the three months ended June 30, 2000, sales to Hangzhou PTB and Baoding PTB accounted for 17.1% and 11.5% of our net sales, respectively. For the three months ended June 30, 1999, sales to Kunming PTB accounted for 41.8% of our net sales.

         GROSS PROFIT. Gross profit increased 55.4% from $18.3 million for the three months ended June 30, 1999 to $28.4 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, decreased from 43.3% for the three months ended June 30, 1999 to 35.5% for the three months ended June 30, 2000. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 16.7% from $8.3 million for the three months ended June 30, 1999 to $9.7 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased from 19.7% for the three months ended June 30, 1999 to 12.1% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

         RESEARCH AND DEVELOPMENT Research and development expenses increased 98.8% from $4.1 million for the three months ended June 30, 1999 to $8.2 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses increased from 9.8% for the three months ended June 30, 1999 to 10.3% for the corresponding period in 2000. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

         STOCK COMPENSATION EXPENSE Stock compensation expense increased from $0.7 million for the three months ended June 30, 1999 to $1.9 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees which we are amortizing over the vesting periods of the applicable options.

         AMORTIZATION OF INTANGIBLE ASSETS Amortization of intangible assets increased from $37,000 for the three months ended June 30, 1999 to $1.2 million for the corresponding period in 2000. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders.

         INTEREST INCOME (EXPENSES), NET Net interest expenses were $0.3 million for the three months ended June 30, 1999 and net interest income was $2.7 million for the corresponding period in 2000. The increase in interest income was primarily due to increased interest income from higher average cash balances.

         OTHER INCOME (EXPENSES), NET Other expense was $0.2 million for the three months ended June 30, 1999 and other income was $0.3 million for the corresponding period in 2000. The increase in other income was primarily due to gain on settlement of forward foreign exchange contract.

         EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES Consolidated equity in net income of affiliated companies was $0.7 million for the three months ended June 30, 1999 and consolidated equity in net loss of affiliated companies was $0.1 million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

         INCOME TAX EXPENSE Income tax expense was $213,000 for the three months ended June 30, 1999 and income tax expenses were $3.8 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income.

         MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES Minority interest in earnings of consolidated subsidiaries was $0.1 million for the three months ended June 30, 1999 and $0.3 million for the corresponding period in 2000. The change between the two periods was primarily due to the increased profitability at our Zhejiang subsidiary.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

         NET SALES. Our net sales increased 99.1% from $69.7 million for the six months ended June 30, 1999 to $138.8 million for the corresponding period in 2000. This increase was primarily due to an increase in sales volume of our Airstar system. For the six months ended June 30, 2000, sales to Hangzhou PTB accounted for 26.6% of our net sales. For the six months ended June 30, 1999, sales to Kunming PTB and Baoding PTB accounted for 25.9% and 13.5% of our net sales, respectively.

         GROSS PROFIT. Gross profit increased 76.9% from $27.9 million for the six months ended June 30, 1999 to $49.3 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, decreased from 40.0% for the six months ended June 30, 1999 to 35.5% for the six months ended June 30, 2000. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 36.5% from $13.9 million for the six months ended June 30, 1999 to $18.9 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased from 19.9% for the six months ended June 30, 1999 to 13.7% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

         RESEARCH AND DEVELOPMENT Research and development expenses increased 77.7% from $8.2 million for the six months ended June 30, 1999 to $14.5 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased from 11.7% for the six months ended June 30, 1999 to 10.5% for the corresponding period in 2000. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

         STOCK COMPENSATION EXPENSE Stock compensation expense increased from $1.3 million for the six months ended June 30, 1999 to $8.4 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees which we are amortizing over the vesting periods of the applicable options.

         AMORTIZATION OF INTANGIBLE ASSETS Amortization of intangible assets increased from $74,000 for the six months ended June 30, 1999 to $2.4 million for the corresponding period in 2000. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders.

         INTEREST INCOME (EXPENSES), NET Net interest expenses were $0.6 million for the six months ended June 30, 1999 and net interest income was $3.3 million for the corresponding period in 2000. The increase in interest income was primarily due to increased interest income from higher average cash balances.

         OTHER INCOME (EXPENSES), NET Other expense was $0.1 million for the six months ended June 30, 1999 and other income was $0.5 million for the corresponding period in 2000. The increase in other income was primarily due to gain on settlement of forward foreign exchange contract and dividend income from our investment in affiliated companies.

         EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES Consolidated equity in net income of affiliated companies was $0.9 million for the six months ended June 30, 1999 and consolidated equity in net loss of affiliated companies was $0.3 million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

         INCOME TAX EXPENSE Income tax expense was $185,000 for the six months ended June 30, 1999 and income tax expenses were $4.7 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income.

         MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES Minority interest in earnings of consolidated subsidiaries was $0.6 million for the six months ended June 30, 1999 and $0.5 million for the corresponding period in 2000. The change between the two periods was primarily due to the decreased profitability at our Zhejiang subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations through the sales of preferred stock, bank lines of credit and our initial public offering in March 2000. In November and December 1999, we secured private equity financing totaling $55.0 million. In March, 2000, we raised $189.4 million in net proceeds from our initial public offering. As of June 30, 2000, we had working capital of $333.5 million, including $201.7 million in cash and cash equivalents, $45.4 million of short term investments and $65.7 million of Renminbi-denominated bank borrowings.

         We have invested $5.0 million and may invest up to an additional $10.0 million in an investment fund to be established by SOFTBANK focused on investments in Internet companies in China. Our investment will constitute 10% of the funding for the SOFTBANK investment fund, with SOFTBANK contributing the remaining 90%. We will be a passive investor and have no decision-making authority with respect to investments by the fund. The fund will have a separate management team, and none of our employees will be employed by the fund. One of our directors will serve as the Chief Executive Officer of the fund, and our Chief Executive Officer will be chairman of the board of the fund. We will not be obligated to pay, nor will we receive, any fees in connection with services provided to the fund. We do not know what material fees will be paid to or by SOFTBANK or any other parties in connection with services provided to the fund.

         Net cash used in operations for the six months ended June 30, 2000 of $57.0 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $31.2 million, $26.3 million and $7.0 million, respectively, and a decrease in accounts payable of $7.9 million. The uses of cash were partially offset by depreciation and amortization expense of $4.2 million and amortization of deferred stock compensation expense of $8.4 million.

         Net cash used in investing activities for the six months ended June 30, 2000 of $54.5 million was primarily due to acquisition of property, plant and equipment of $4.3 million, our $5 million investment in SOFTBANK investment fund, and the purchase of short-term investments of $45.4 million.

         Net cash provided by financing activities for the six months ended June 30, 2000 of $225.9 million was primarily due to net proceeds of $189.4 million from the issuance of common stock through our initial public offering, and net proceeds of $31.1 million from borrowing under our lines of credit.

         Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of June 30, 2000, we had a forward contract to hedge Japanese Yen valued at $3.8 million. The contract was entered into on February 22, 2000.

         We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

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


WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT

         As of June 30, 2000, we had an accumulated deficit of approximately $31.6 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to sustain profitability. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and a fixed cost structure which could limit our ability to respond to declining revenues. Although our sales have grown in recent quarters, our past results should not be relied on as indications of our future performance. We cannot assure you that we will be able to remain profitable in future periods.

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

         Our business is characterized by large system deployments for a relatively small number of service providers. In the three months ended June 30, 2000, one customer accounted for 17.1% of our net sales. Our dependence on large system deployments makes our ability to provide systems in a timely and cost-effective manner critically important to our business. We have in the past experienced delays and encountered other difficulties in the installation and implementation of our systems. Various factors could cause future delays, including technical problems and the shortage of qualified technicians. Any delays or difficulties in deploying our systems, or the cancellation of any orders by service providers, could significantly harm our business.

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

         The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Accordingly, we have obtained an opinion from our counsel in China as to which licenses we are required to obtain. Based upon this counsel's advice, we believe that we have obtained the required network access licenses for our AN-2000 system, bundled OMUX product and standard OMUX product. We have applied for a network access license for our Airstar system. In June, 2000 the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. Our Airstar system will continue to be allowed in China's county-level cities and counties, which are our primary markets for our Airstar system. In large and medium-sized cities, our Airstar system may be used on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones. New city-wide Airstar system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for our Airstar system. However, we do not yet have this network access license and we cannot provide any assurance that such a license will be issued for our Airstar system. We have also applied for network access licenses for other products which we are no longer manufacturing but had previously sold to service providers in China. Network access licenses will be required for any additional products that we may develop for sale in China, including our WACOS system. Based upon verbal inquiries made by our counsel in China to the Ministry of Information Industry, we believe that for products which we sold before January 1, 1999, such as the Airstar system, no penalties will be imposed by the Ministry of Information Industry for sales we have made or will make during the period in which an application for a network access license is pending. However, our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while an application for a network access license is pending in a manner that is inconsistent with the verbal representation received by our counsel in China, either of which could have a material adverse effect on our business and financial condition.

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

A DECLINE IN BUSINESS ACTIVITY DURING CHINA'S LUNAR NEW YEAR MAY RESULT IN DECREASED SALES DURING OUR FIRST QUARTER

         Business activity in China declines considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have in the past typically been lower than sales during the fourth quarter of the preceding year and we expect this trend to continue in the future. We will continue to face this seasonality in the future and do not have the ability to forecast with any degree of certainty the impact of the decreased business activity during the Lunar New Year on our sales and operating results.

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

WE DEPEND ON SOME SOLE SOURCE AND OTHER KEY SUPPLIERS FOR HANDSETS, COMPONENTS AND MATERIALS USED IN OUR PRODUCTS, AND IF THESE SUPPLIERS FAIL TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH QUALITY PRODUCTS, OUR COMPETITIVE POSITION, REPUTATION AND BUSINESS COULD BE HARMED

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

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGIN PERCENTAGE OF NET SALES

         Our gross profit margin percentage of net sales varies among our product groups. Our gross margin percentage of net sales is generally higher on our access network system products and our gross margin percentage of net sales is significantly lower on our handset products. We also anticipate that the gross margin percentage of net sales may be lower for our newly developed products due to start-up costs and may improve as unit volumes increase and efficiency can be realized. Our overall gross margin percentage of net sales has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a growth in sales of handset products over the past few quarters, we have experienced a sustained product shift toward a greater percentage of handset products resulting in a decline in overall gross margin percentage of net sales. In addition, we expect to introduce new products in the future periods. As a result of these recent trends, a potential decrease in overall gross margin percentage of net sales may be experienced over the next few quarters.

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

         Under the law of China governing Sino-foreign joint ventures, equity holders exercise rights primarily through the board of directors, which constitutes the highest authority of the joint venture. Although we own a majority of the Guangdong joint venture, we are only entitled to appoint a minority of the directors to the joint venture's board of directors, which prevents us from controlling the actions of the board. Moreover, even though we hold a majority of the board seats in the Zhejiang joint venture, China law requires unanimous approval of the board of directors for some significant corporate actions, including:

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

OUR MULTI-NATIONAL OPERATIONS SUBJECT US TO VARIOUS ECONOMIC, POLITICAL, REGULATORY AND LEGAL RISKS

         We market and sell our products in China and other markets. The expansion of our existing multi-national operations and entry into additional international markets will require significant management attention and financial resources. Multi-national operations are subject to inherent risks, including:

         - difficulties in designing products that are compatible with varying international communications standards;

         - longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

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

         Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of June 30, 2000, we had a forward contract to hedge Japanese Yen valued at $3.8 million.

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

         We rely on a combination of patents, copyrights, trade secret laws and contractual obligations to protect our technology. Although we have applied for several patents in the United States, one of which has been issued, as well as in other countries, we cannot assure you that any additional patents will be issued as a result of pending patent applications or that our issued patents will be upheld. Moreover, we have not yet obtained patents in China. We can give no assurance that we will be able to obtain patents in China on our products or the technology that we use to manufacture our products. Our subsidiaries and joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information, our business, financial condition and results of operations could be materially adversely affected.

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

RISKS RELATING TO CHINA

         Sales in China account for substantially all of our sales. Approximately $102.9 million, or 97.9%, of our sales in 1998, $186.1 million, or 99.3% of our sales in 1999, and $79.1 million, or 98.8% of our sales in the second quarter of 2000 occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 46.4% as of December 31, 1998, 53.7% as of December 31, 1999 and 48.0% as of June 30, 2000 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

         The Ministry of Information Industry has broad discretion to apply standards in deciding what types of equipment may be connected to the national telecommunications networks, the forms and types of services that may be offered to the public and the content of material available in China over the Internet. If the Ministry of Information Industry sets standards with which we are unable to comply, our ability to sell product in China may be limited, resulting in substantial harm to our operations. For example, at the end of May 2000, we became aware of an internal notice, circulated within the Ministry of Information Industry, announcing a review of PHS-based telecommunications equipment for future installation into China's telecommunications infrastructure in which the Ministry of Information Industry requested service providers to temporarily halt new deployments of PHS-based telecommunications equipment, including our Airstar system, pending conclusion of the Ministry of Information Industry review. Subsequently, at the end of June 2000, we learned that the Ministry of Information Industry had issued an internal notice concluding its review of PHS-based equipment and allowing the continued deployment of our Airstar system in China's county-level cities and counties, the primary markets for our Airstar system.
In addition, deployments in large and medium-sized cities will be allowed on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones, however, new city-wide deployments of our Airstar system will not be allowed in such large and medium-sized cities. Failure of the Ministry of Information Industry to allow the deployment of our Airstar system in the future could have a material adverse effect on our business and financial condition.

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

         Each of the local Posts and Telecommunications Bureaus in China which comprise our existing or potential customers is part of the China Telecom system and subject to its ultimate control. Accordingly, China Telecom may issue policy statements or make other decisions which govern the equipment purchasing decisions of all of our customers in China. For example, we understand that China Telecom recently prohibited all Posts and Telecommunications Bureaus from purchasing PHS systems, such as our PAS systems, which are classified as low-mobility wireless access systems for implementation in large cities. While to date we have not marketed or sold our PAS systems in large cities, we may wish to do so in the future. As the majority of our sales are generated from our operations in China, this decision of China Telecom or other decisions by China Telecom could cause substantial harm to our business.

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

CHINA'S ECONOMIC POLICIES COULD IMPACT OUR BUSINESS

         The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one-and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities which set production and development targets.

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

CHINA'S EXPECTED ENTRY INTO THE WTO CREATES UNCERTAINTY AS TO THE FUTURE ECONOMIC AND BUSINESS ENVIRONMENTS IN CHINA

         China has been attempting to join the World Trade Organization and recently signed bilateral trade agreements with the United States and European Union which have enabled China to gain the support of the United States and European Union in China's attempt to enter the WTO. With these agreements concluded, China is expected to enter into the WTO as early as some time in 2000. Although China has been reducing tariff levels over the past several years, entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. Whether or not China is accepted into the WTO, the impact on China's economy and our business is uncertain.

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER

         Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. These tax incentives may be repealed or reduced in the future. If these tax incentives are abolished before our subsidiaries in China can take full advantage of them, the tax liability of these subsidiaries will increase, which will negatively impact our financial condition and results of operations.

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

         The table below represents carrying amounts and related weighted-average interest rates of maturity of UTStarcom's investment portfolio at June 30, 2000:

                                                                                    2000
         (In thousands, except interest rates)

         Cash and cash equivalents                                               201,663

         Average interest rate                                                      5.4%

         Short-term investments                                                   45,390

         Average interest rate                                                      6.7%

         Total investment securities                                             247,053

                Average interest rate                                               5.6%

         Foreign Exchange Rate Risk. We are exposed to foreign exchange rate risk because our sales to China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have entered into foreign currency hedging transactions to reduce exposure to foreign exchange risks. As of June 30, 2000, we had a forward contract to hedge Japanese Yen valued at $3.8 million. The contract was entered into on February 22, 2000.

         PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company commenced its initial public offering ("IPO") on March 3, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-93069). In the IPO, the Company sold an aggregate of 11,500,000 shares of common stock (including an over-allotment option of 1,500,000 shares) at $18.00 per share, after which the IPO terminated.

         The managing underwriters of the offering were Merrill Lynch & Co., Banc of America Securities LLC, U.S. Bancorp Piper Jaffray, Merrill Lynch Japan Inc., and E-TRADE Securities Co., Ltd. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million for the Company. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions of approximately $14.5 million and expenses of the offering of approximately $3.1million. None of such amounts were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

         As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 70,377,322 shares of common stock. The net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including the Company's future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, the Company retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of June 30, 2000, the Company has not used any of the net proceeds and the entire amounts of net proceeds remains in our cash and cash equivalents and short-term investments accounts. In addition, at June 30, 2000, there are no material agreements or commitments with respect to any acquisition or investment activities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         NUMBER   EXHIBIT DESCRIPTION
         ------   -------------------
         10.1(1)  Joint Venture Agreement between SOFTBANK Corporation and
                  UTStarcom, Inc., dated May 29, 2000.

         10.2(2)  Land Use Right Assignment Agreement between the Administration
                  Committee of Hangzhou Hi-Tech Industry Development Zone of
                  Zhejiang Province of the People's Republic of China and
                  UTStarcom, Inc., dated May 18, 2000.

         10.3(3)  Supply Agreement between Matsushita Electric Industrial Co.,
                  Ltd., Matsushita Communications Industrial Co., Ltd., and
                  UTStarcom, Inc., dated April 1, 2000.

         27.1     Financial Data Schedule.

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

Date: August 14, 2000

                                        UTSTARCOM, INC.
                                         (Registrant)

                                        BY

                                        /s/ Hong Liang Lu
                                        --------------------------------
                                        Hong Liang Lu
                                        President, Chief Executive Officer
                                        and Director



                                        /s/ Michael J. Sophie
                                        --------------------------------
                                        Michael J. Sophie
                                        Vice President of Finance, Chief
                                        Financial Officer
                                        and Assistant Secretary