Form 10-Q
period 2000-09-30
UTSTARCOM INC
filed 2000-11-14
CIK 1030471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.

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

                                 Yes [X] No [_]

         As of October 26, 2000, there were 94,714,665 shares of the Registrant's Common Stock outstanding, par value $0.00125.

         This quarterly report on Form 10-Q consists of 29 pages of which this is page 1. The Exhibit Index appears on page 28.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                                    PAGE
   Item 1.        Condensed Consolidated Financial Statements                                                 3

                  Condensed Consolidated Balance Sheet as of September 30, 2000 (unaudited) and
                  December 31, 1999                                                                           3

                  Condensed Consolidated Statements of Operations for the three and nine
                  month periods ended September 30, 2000 and September 30, 1999 (unaudited)                   4

                  Condensed Consolidated Statements of Cash Flows for the nine month
                  periods ended September 30, 2000 and September 30, 1999 (unaudited)                         5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                            6

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                 10

   Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                  27

PART II.          OTHER INFORMATION

   Item 2.        Changes in Securities and Use of Proceeds                                                  28

   Item 4.        Submission of Matters to a Vote of Security Holders                                        28

   Item 6.        Exhibits                                                                                   28


SIGNATURES                                                                                                   29

PART I - FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 UTSTARCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                                   September 30,       December 31,
                                                                                       2000                  1999
                                                                               ---------------------- --------------------
                                     ASSETS                                         (Unaudited)
Current assets:
  Cash and cash equivalents                                                                $ 189,928            $  87,364
  Short-term investment                                                                       72,021                    -
  Accounts receivable, net                                                                   120,572               77,823
  Receivable from related parties                                                                  -                  339
  Inventories, net                                                                            89,687               55,204
  Other assets                                                                                15,798                8,326
                                                                               ---------------------- --------------------
Total current assets                                                                         488,006              229,056
Property, plant and equipment, net                                                            11,717                8,168
Investment in affiliated companies                                                            12,102                4,460
Intangible assets, net                                                                        21,461               25,132
Deferred tax assets                                                                            9,081                4,352
Other long term assets                                                                         1,945                  620
                                                                               ---------------------- --------------------
  Total assets                                                                             $ 544,312            $ 271,788
                                                                               ====================== ====================


                       LIABILITIES, MINORITY INTEREST AND
                              STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $  35,106            $  21,745
  Debt                                                                                        39,768               34,593
  Debt to shareholder and related parties                                                          -                8,745
  Income taxes payable                                                                           936                2,985
  Customer deposits                                                                           26,971                5,249
  Other liabilities                                                                           26,967               29,102
                                                                               ---------------------- --------------------
Total current liabilities                                                                    129,748              102,419
                                                                               ---------------------- --------------------
Long-term debt                                                                                12,048                    -
Minority interest in consolidated subsidiaries                                                 5,012                3,649
Stockholders' equity:
Convertible preferred stock: $.00125 par value; authorized: 99,200,000 shares; issued and outstanding: 70,377,322 at December 31, 1999; liquidation
   value of $259,608 at December 31, 1999                                                          -                   88
Common stock: $.00125 par value; authorized: 250,000,000
   shares; issued and outstanding: 94,677,001 at September 30, 2000 and 8,929,837
   at December 31, 1999                                                                          120                   13
Common stock warrant                                                                               -                  389
Additional paid-in capital                                                                   427,094              218,303
Deferred stock compensation                                                                   (8,306)             (17,792)
Accumulated deficit                                                                          (20,726)             (34,821)
Notes receivable from shareholders                                                              (723)                (555)
Unrealized losses on investments                                                                 (24)                   -
Cumulative translation adjustment                                                                 69                   95
                                                                               ---------------------- --------------------
Total stockholders' equity                                                                   397,504              165,720
                                                                               ---------------------- --------------------
   Total liabilities, minority interest, and stockholders' equity                          $ 544,312            $ 271,788
                                                                               ====================== ====================

     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                              -------------------------   ------------------------
                                                                                Three months ended           Nine months ended
                                                                                   September 30,               September 30,
                                                                              -------------------------   ------------------------
                                                                                2000            1999       2000             1999
                                                                              -------------------------   ------------------------
                                                                                   (Unaudited)                  (Unaudited)

Net sales                                                                     $ 103,812      $ 55,019    $ 242,579      $ 124,701
Cost of sales (excludes stock compensation expense of $19, $3, $75 and $9)       67,853        31,956      157,348         73,781
                                                                              ---------      --------    ---------      ---------
Gross profit                                                                     35,959        23,063       85,231         50,920

Operating expenses:
  Selling, general and administrative expenses (excludes amortization
    of deferred stock compensation of $1,034, $2,117, $4,085 and $2,885)         11,114         8,755       30,056         22,634
  Research and development expenses (excludes amortization of deferred stock
    compensation of $842, $364, $6,097 and $865)                                 10,356         4,307       24,896         12,490
  Amortization of deferred stock compensation                                     1,895         2,484       10,257          3,759
  Amortization of intangible assets                                               1,224            38        3,671            112
                                                                              ---------      --------    ---------      ---------
Total operating expenses                                                         24,589        15,584       68,880         38,995
                                                                              ---------      --------    ---------      ---------
Operating income                                                                 11,370         7,479       16,351         11,925

Interest income                                                                   3,685           402        8,724          1,384

Interest expenses                                                                  (795)         (711)      (2,501)        (2,269)

Other income                                                                      1,490           331        1,968            198

Equity in net income (loss) of affiliated companies                                (256)           92         (583)           984
                                                                              ---------      --------    ---------      ---------
Income before income taxes and minority interest                                 15,494         7,593       23,959         12,222

Income tax expense                                                                3,786           303        8,501            488
                                                                              ---------      --------    ---------      ---------
Income before minority interest                                                  11,708         7,290       15,458         11,734

Minority interest in (earnings) of consolidated subsidiaries                       (838)         (644)      (1,363)        (1,233)
                                                                              ---------      --------    ---------      ---------
Income from continuing operations                                                10,870         6,646       14,095         10,501

Loss from discontinued operations                                                     -             -            -         (1,656)
                                                                              ---------      --------    ---------      ---------
Net income                                                                     $ 10,870      $  6,646     $ 14,095        $ 8,845
                                                                              =========      ========    =========      =========
Basic earnings (loss) per share:
  Income from continuing operations                                            $   0.12      $   0.76     $   0.19        $  1.22
  Loss from discontinued operations                                            $      -      $      -     $      -        $ (0.20)
                                                                              ---------      --------    ---------      ---------
  Net income - basic earnings per share                                        $   0.12      $   0.76     $   0.19        $  1.02
                                                                              =========      ========    =========      =========
Diluted earnings (loss) per share:
  Income from continuing operations                                            $   0.11      $   0.09     $   0.14        $  0.14
  Loss from discontinued operations                                            $      -      $      -     $      -        $ (0.02)
                                                                              ---------      --------    ---------      ---------
  Net income - diluted earnings per share                                      $   0.11      $   0.09     $   0.14        $  0.12
                                                                              =========      ========    =========      =========
Weighted average shares used in per-share calculation:
  - Basic                                                                        94,153         8,701       74,587          8,639
                                                                              =========      ========    =========      =========
  - Diluted                                                                     103,517        73,859      100,959         73,880
                                                                              =========      ========    =========      =========

     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,  SEPTEMBER 30,
                                                                                               2000                1999
                                                                                              ----------------------------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                  $  14,095           $  8,845
Adjustments to reconcile net income to net cash used in operating activities:
   Loss from discontinued operations                                                                -              1,656
   Depreciation and amortization                                                                6,809              1,977
   Net loss on sale and disposal of assets                                                        761                470
   Amortization of deferred stock compensation                                                 10,257              3,759
   Equity in net (income) loss of affiliated companies                                            583               (984)
   Minority interest                                                                            1,363              1,233
   Changes in operating assets and liabilities:
     Accounts receivable and receivable from related parties                                  (40,520)            (6,666)
     Inventories                                                                              (34,483)            (7,744)
     Other current and non-current assets                                                      (8,229)            (5,665)
     Deferred tax assets                                                                            -             (2,699)
     Accounts payable and payable to related parties                                            4,616             (4,323)
     Income taxes payable                                                                       2,114              1,160
     Other current liabilities                                                                 19,587             11,681
                                                                                            ---------          ---------
Net cash (used in) provided by continuing operations                                          (23,047)             2,700
Net cash used in discontinued operations                                                            -               (530)
                                                                                            ---------          ---------
Net cash (used in) provided by operating activities                                           (23,047)             2,170
                                                                                            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                     (7,585)            (2,483)
Investment in affiliates, net                                                                  (8,225)              (719)
Proceeds from disposal of property                                                                136                997
Purchase of short-term investments                                                            (72,021)                 -
                                                                                            ---------          ---------
Net cash provided by continuing operations                                                    (87,695)            (2,205)
Net cash used in discontinued operations                                                            -                179
                                                                                            ---------          ---------
Net cash used in investing activities                                                         (87,695)            (2,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses                                                            196,283                 50
Proceeds from borrowing, net                                                                   17,224             17,104
Payments on shareholder notes, net                                                               (150)                 -
Unrealized holding loss                                                                           (25)                 -
                                                                                            ---------          ---------
Net cash provided by financing activities                                                     213,332             17,154

Effects of exchange rates on cash                                                                 (26)                 -
                                                                                            ---------          ---------
Net increase in cash and cash equivalents                                                     102,564             17,298
Net cash provided by discontinued operations                                                        -               (351)
                                                                                            ---------          ---------
Net increase in cash and cash equivalents                                                     102,564             17,649
Cash and cash equivalents at beginning of period                                               87,364             17,626
                                                                                            ---------          ---------
Cash and cash equivalents at end of period                                                  $ 189,928           $ 35,275
                                                                                            =========          =========



     See accompanying notes to condensed consolidated financial statements.

                                 UTSTARCOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (Information for the three and nine months ended September 30, 2000 and September 30, 1999 is unaudited)

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

          The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (more than 50 percent) owned subsidiaries, except for the Guangdong manufacturing subsidiary (GUTS) which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies, of which none represent greater than 20 percent ownership, are accounted for using the cost method.

          The accompanying financial data as of September 30, 2000 and for the three and nine months ended September 30, 2000 and September 30, 1999, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 1999 financial statements including the notes thereto, and the other information set forth therein included in the Company's Registration Statement on Form S-1.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

2.        EARNINGS (LOSS) PER SHARE (IN THOUSANDS, EXCEPT IN PER SHARE DATA):

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

          The following table presents the calculation of basic and diluted earnings (loss) per share:

                                                                 Three months ended                        Nine months ended
                                                    ---------------------------------------  --------------------------------------
                                                     September 30, 2000   September 30,1999   September 30, 2000  September 30,1999
                                                    -------------------   -----------------  -------------------  -----------------
                                                                   (Unaudited)                                (Unaudited)
Numerator:
   Income from continuing operations                       $ 10,870              $ 6,646            $ 14,095             $ 10,501
   Loss from discontinued operations                       $      -              $     -            $      -             $ (1,656)
                                                          ---------             --------           ---------            ---------
   Net income                                              $ 10,870              $ 6,646            $ 14,095             $  8,845
                                                          =========             ========           =========            =========

Denominator:
   Weighted-average shares outstanding - basic               94,153                8,701              74,587                8,639
   Weighted-average shares outstanding - diluted            103,517               73,859             100,959               73,880

Basic earnings (loss) per share:
   Income from continuing operations                       $   0.12              $  0.76            $   0.19             $   1.22
   (Loss) from discontinued operations                     $      -              $     -            $      -             $  (0.20)
                                                          ---------             --------           ---------            ---------
                                                           $   0.12              $  0.76            $   0.19             $   1.02
                                                          =========             ========           =========            =========

Diluted earnings (loss) per share:
   Income from continuing operations                       $   0.11              $  0.09            $   0.14             $   0.14
   (Loss) from discontinued operations                     $      -              $     -            $      -             $  (0.02)
                                                          ---------             --------           ---------            ---------
                                                           $   0.11              $  0.09            $   0.14             $   0.12
                                                          =========             ========           =========            =========


3.       SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (IN THOUSANDS):

                                                     Nine months period ended
                                                          September 30,
                                                          -------------
                                                        2000            1999
                                                        ----            ----
                                                             (Unaudited)

Cash paid during the period for:
Interest                                              $   2,410      $  3,174
Income taxes                                          $   6,128      $  1,120


         Noncash investing and financing activities were as follows:

                                                     Nine months period ended
                                                           September 30,
                                                           -------------
                                                       2000           1999
                                                       ----           ----
                                                           (Unaudited)

Distribution of net assets to shareholders             $      -       $ 4,956
Receivable from shareholders                           $     18       $     -
Non-qualified stock option exercise tax benefits       $  9,460       $     -


4.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company considers all highly liquid debt and equity instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments consist primarily of investments with original maturities of less than twelve months.

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

          All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At September 30, 2000, $93.4 million of available-for-sale securities were included in cash equivalents and $72.0 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consisted of government sponsored entities notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

5.        DEBT TO SHAREHOLDERS (IN THOUSANDS):

          Payable to related parties and debt to shareholder as of September 30, 2000 and December 31, 1999 consist of the following:

                                      September 30, 2000             December 31, 1999
                                    --------------------           --------------------
                                        (Unaudited)

Debt to shareholder-SOFTBANK                $    --                      $   8,745


6.        DEBT (IN THOUSANDS):

The following represents the outstanding borrowings at September 30, 2000 and December 31, 1999:

                                                                                        September 30,       December 31
Note                                            Rate                  Maturity               2000               1999
----                                            ----                  --------               ----               ----
                                                                                         (Unaudited)

Bank of China(1)                      From 5.56% to 5.85%        From 1/01 to 09/01        $ 19,278               $ 27,108
China Merchants Bank(2)               6.44%                      03/01                        3,614                      -
Commercial Bank of Hangzhou(3)        6.44%                      10/00                        6,024                  6,024
Commercial Bank of Hangzhou(4)        6.21%                      06/10                       12,048                      -
Industrial & Commercial Bank of       5.85%                      05/01                        6,024                  1,446
   China(5)
China Construction Bank (6)           6.44%                      06/01                        4,819                      -
Other                                 Various                    Various                          9                     15
                                      -------------------------------------------------------------------------------------
Total debt                                                                                 $ 51,816               $ 34,593
Long-term debt                                                                               12,048                     -
                                                                                          --------------------------------
Short-term debt                                                                            $ 39,768               $ 34,593
                                                                                          ================================



(1) Guaranteed by the Company and the minority shareholder of Zhejiang manufacturing subsidiary (HUTS). This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $84,337.

(2) Collateralized by $1,500 deposited with the bank and guaranteed by HUTS. This line allows for borrowings of up to $3,614 and matures on March 1, 2001.

(3) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in October 2000.

(4) Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.

(5) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2001.

(6) Guaranteed by HUTS. This line allows for borrowings of up to $4,819 and matures in June 2001.

7.        COMPREHENSIVE INCOME (LOSS):

          The Company's total comprehensive net income was as follows (in thousands):

                                               Three months ended September 30,             Nine months ended September 30,

                                                      2000          1999                       2000          1999
                                                      ----          ----                       ----          ----
Net income                                           $ 10,870     $ 6,646                      $ 14,095     $ 8,845

Change in cumulative translation adjustments              (16)          -                           (26)          -

Unrealized gain (loss) on investments                      42           -                           (24)          -

                                                   -----------------------                    ----------------------
Total comprehensive income                           $ 10,896     $ 6,646                      $ 14,045     $ 8,845
                                                   =======================                    ======================




8.        INITIAL PUBLIC OFFERING:

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


9.        RECENT ACCOUNTING PRONOUNCEMENTS:

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. Implementation of SAB 101 has been delayed by the Securities and Exchange Commission until the fourth quarter of the fiscal years beginning after December 15, 1999. The Securities and Exhange Commission issued a "Frequently Asked Questions and Answers" document (the "FAQ") in October 2000. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended December 31, 2000 and may require a cumulative adjustment as of the beginning of the first quarter of 2000. The Company is continuing to evaluate the impact of SAB 101 and the FAQ on its financial statements and related disclosures.

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

10.       COMMITMENTS AND CONTINGENCIES:

          We have entered into a purchase agreement totaling approximately $10.7 million with Hainan Xinhuangpu Investment Co., Ltd., Hua You Starcom Communication Co., Ltd and Stable Gain International Ltd. We agreed to purchase software intellectual property from Hua You Starcom Communication Co., Ltd and Stable Gain International Ltd, and the development employees and certain related fixed assets from Hainan Xinhuangpu Investment Co. Ltd. The transfer of the software intellectual property will be recorded upon the completion of government approvals.

11.       COUNTRY RISKS:

          Almost 99% of our sales for the three and nine months ended September 30, 2000 were made in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

          In June, 2000 the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. Our Airstar system will continue to be allowed in China's county-level cities and counties, which are our primary markets for our Airstar system. In large and medium-sized cities, our Airstar system may be used on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones. New city-wide Airstar system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for our Airstar system. However, we do not yet have this network access license and we cannot provide any assurance that such a license will be issued for our Airstar system. In addition, there is no assurance that the Ministry of Information Industry will not conduct any further review/evaluation of PHS-based equipment or change its order regarding PHS-based system in the future.

          Management has also applied for network access licenses for other products which the Company is no longer manufacturing but had previously sold. However, the Company has not yet received these access licenses and has no any assurance that a license will be issued. Management believes that no penalties or fines will be payable for non-compliance with the licensing requirements for both Airstar system and other products and that there will be no adverse effect on the Company's business or financial condition.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements, which reflect the Company's current views with respect to future events, which may impact the Company's results of operations and financial condition. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties and other factors, including without limitation those set forth below under the caption "Factors Which May Affect Future Results," which could cause actual future results to differ materially from historical results or those described in the forward-looking statements. The forward-looking statements contained in this report should be considered in light of these and other factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

          Almost 99% of our sales for the three months ended September 30, 2000 were made in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

          In connection with the grant of stock options to some of our employees, we recorded net deferred compensation of $15.9 million during 1999 and $2.9 million during the nine months ended September 30, 2000, representing the difference between the deemed fair value of common stock for accounting purposes and the option exercise price for these options at the date of grant. In connection with grants to non-employees during 1999, we recorded deferred compensation of $7.4 million. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. We recorded stock compensation expense of approximately $5.6 million during 1999 and $10.3 million during the nine months ended September 30, 2000. At September 30, 2000, approximately $8.3 million remained to be amortized.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          NET SALES. Our net sales increased 88.7% from $55.0 million for the three months ended September 30, 1999 to $103.8 million for the corresponding period in 2000. This increase was primarily due to an increase in sales volume of our Airstar system. For the three months ended September 30, 2000, sales to Jiangmen PTB and Xi An PTB accounted for 10.5% and 7.8% of our net sales, respectively. For the three months ended September 30, 1999, sales to Xi An PTB accounted for 48.8% of our net sales.

          GROSS PROFIT. Gross profit increased 55.9% from $23.1 million for the three months ended September 30, 1999 to $36.0 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, decreased from 41.9% for the three months ended September 30, 1999 to 34.6% for the three months ended September 30, 2000. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 26.9% from $8.8 million for the three months ended September 30, 1999 to $11.1 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased from 15.9% for the three months ended September 30, 1999 to 10.7% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

          RESEARCH AND DEVELOPMENT Research and development expenses increased 140.4% from $4.3 million for the three months ended September 30, 1999 to $10.4 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses increased from 7.8% for the three months ended September 30, 1999 to 10.0% for the corresponding period in 2000. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

          AMORTIZATION OF DEFERRED STOCK COMPENSATION Amortization of deferred stock compensation decreased from $2.5 million for the three months ended September 30, 1999 to $1.9 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees which we are amortizing over the vesting periods of the applicable options.

          AMORTIZATION OF INTANGIBLE ASSETS Amortization of intangible assets increased from $38,000 for the three months ended September 30, 1999 to $1.2 million for the corresponding period in 2000. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders.

          INTEREST INCOME (EXPENSES), NET Net interest expenses were $0.3 million for the three months ended September 30, 1999 and net interest income was $2.9 million for the corresponding period in 2000. The increase in interest income was primarily due to increased interest income from higher average cash balances.

          OTHER INCOME (EXPENSES), NET Other income was $0.3 million for the three months ended September 30, 1999 and other income was $1.5 million for the corresponding period in 2000. The increase in other income was primarily due to a one-time non-cash gain on non-trade receivables.

          EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES Consolidated equity in net income of affiliated companies was $92,000 for the three months ended September 30, 1999 and consolidated equity in net loss of affiliated companies was $0.3 million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

          INCOME TAX EXPENSE Income tax expense was $0.3 million for the three months ended September 30, 1999 and income tax expense was $3.8 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income.

          MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES Minority interest in earnings of consolidated subsidiaries was $0.6 million for the three months ended September 30, 1999 and $0.8 million for the corresponding period in 2000. The change between the two periods was primarily due to the increased profitability at our Zhejiang subsidiary.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

          NET SALES. Our net sales increased 94.5% from $124.7 million for the nine months ended September 30, 1999 to $242.6 million for the corresponding period in 2000. This increase was primarily due to an increase in sales volume of our Airstar system. For the nine months ended September 30, 2000, sales to Hangzhou PTB accounted for 17.6% of our net sales. For the nine months ended September 30, 1999, sales to Xi An PTB and Kun Ming PTB accounted for 21.5% and 15.9% of our net sales, respectively.

          GROSS PROFIT. Gross profit increased 67.4% from $50.9 million for the nine months ended September 30, 1999 to $85.2 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, decreased from 40.8% for the nine months ended September 30, 1999 to 35.1% for the nine months ended September 30, 2000. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets.

          SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 32.8% from $22.6 million for the nine months ended September 30, 1999 to $30.1 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased from 18.2% for the nine months ended September 30, 1999 to 12.4% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

          RESEARCH AND DEVELOPMENT Research and development expenses increased 99.3% from $12.5 million for the nine months ended September 30, 1999 to $24.9 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses increased from 10.0% for the nine months ended September 30, 1999 to 10.3% for the corresponding period in 2000. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

          AMORTIZATION OF DEFERRED STOCK COMPENSATION Amortization of deferred stock compensation increased from $3.8 million for the nine months ended September 30, 1999 to $10.3 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees which we are amortizing over the vesting periods of the applicable options.

          AMORTIZATION OF INTANGIBLE ASSETS Amortization of intangible assets increased from $0.1 million for the nine months ended September 30, 1999 to $3.7 million for the corresponding period in 2000. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders.

          INTEREST INCOME (EXPENSES), NET Net interest expenses were $0.9 million for the nine months ended September 30, 1999 and net interest income was $6.2 million for the corresponding period in 2000. The increase in interest income was primarily due to increased interest income from higher average cash balances.

          OTHER INCOME (EXPENSES), NET Other income was $0.2 million for the nine months ended September 30, 1999 and other income was $2.0 million for the corresponding period in 2000. The increase in other income was primarily due to gain on settlement of forward foreign exchange contract, dividend income from our investment in affiliated companies, and a one-time non-cash gain on non-trade receivables.

          EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES Consolidated equity in net income of affiliated companies was $1.0 million for the nine months ended September 30, 1999 and consolidated equity in net loss of affiliated companies was $0.6 million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

          INCOME TAX EXPENSE Income tax expense was $0.5 million for the nine months ended September 30, 1999 and income tax expense was $8.5 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income.

          MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES Minority interest in earnings of consolidated subsidiaries was $1.2 million for the nine months ended September 30, 1999 and $1.4 million for the corresponding period in 2000. The change between the two periods was primarily due to the increased profitability at our Zhejiang subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

          We have financed our operations through the sales of preferred stock, bank lines of credit and our initial public offering in March 2000. In November and December 1999, we secured private equity financing totaling $55.0 million. In March, 2000, we raised $189.4 million in net proceeds from our initial public offering. In April 2000, we have made a payment of $8.7M to SOFTBANK to repay the shareholder loan. In July 2000, we established a line of credit with Commercial Bank of Hangzhou to borrow up to $24.1 million. As of September 30, 2000, we have borrowed $12.0 million under this line of credit and classified this $12.0 million borrowings as long-term debt. As of September 30, 2000, we had working capital of $358.3 million, including $189.9 million in cash and cash equivalents, $72.0 million of short term investments and $51.8 million of Renminbi-denominated bank borrowings.

          We have invested $8.0 million and may invest up to an additional $7.0 million in an investment fund established by SOFTBANK focused on investments in Internet companies in China. Our investment will constitute 10% of the funding for the SOFTBANK investment fund, with SOFTBANK contributing the remaining 90%. We will be a passive investor and have no decision-making authority with respect to investments by the fund. The fund will have a separate management team, and none of our employees will be employed by the fund. One of our directors will serve as the Chief Executive Officer of the fund, and our Chief Executive Officer will be chairman of the board of the fund. We will not be obligated to pay, nor will we receive, any fees in connection with services provided to the fund. We do not know what material fees will be paid to or by SOFTBANK or any other parties in connection with services provided to the fund.

          Net cash used in operations for the nine months ended September 30, 2000 of $23.0 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $34.5 million, $40.5 million and $8.2 million. The uses of cash were partially offset by depreciation and amortization expense of $6.8 million, amortization of deferred stock compensation expense of $10.3 million, and an increase in other current liabilities of $19.6 million.

          Net cash used in investing activities for the nine months ended September 30, 2000 of $87.7 million was primarily due to acquisition of property, plant and equipment of $7.6 million, our $8 million investment in SOFTBANK investment fund, and the purchase of short-term investments of $72.0 million.

          Net cash provided by financing activities for the nine months ended September 30, 2000 of $213.3 million was primarily due to net proceeds of $189.4 million from the issuance of common stock through our initial public offering, and net proceeds of $17.2 million from borrowing under our lines of credit.

          Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2000 is approximately $7.2 million.

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

 WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT

          As of September 30, 2000, we had an accumulated deficit of approximately $20.7 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to sustain profitability. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and a fixed cost structure which could limit our ability to respond to declining revenues. Although our sales have grown in recent quarters, our past results should not be relied on as indications of our future performance. We cannot assure you that we will be able to remain profitable in future periods.

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

          Our business is characterized by large system deployments for a relatively small number of service providers. In the three months ended September 30, 2000, one customer accounted for 10.5% of our net sales. Our dependence on large system deployments makes our ability to provide systems in a timely and cost-effective manner critically important to our business. We have in the past experienced delays and encountered other difficulties in the installation and implementation of our systems. Various factors could cause future delays, including technical problems and the shortage of qualified technicians. Any delays or difficulties in deploying our systems, or the cancellation of any orders by service providers, could significantly harm our business.

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

          The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Accordingly, we have obtained an opinion from our counsel in China as to which licenses we are required to obtain. Based upon this counsel's advice, we believe that we have obtained the required network access licenses for our AN-2000 system, bundled OMUX product and standard OMUX product. We have applied for a network access license for our Airstar system. In June, 2000 the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. Our Airstar system will continue to be allowed in China's county-level cities and counties, which are our primary markets for our Airstar system. In large and medium-sized cities, our Airstar system may be used on a limited basis where there is a high concentration of population, such as communities, commercial buildings and special development zones. New city-wide Airstar system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for our Airstar system. However, we do not yet have this network access license and we cannot provide any assurance that such a license will be issued for our Airstar system. In addition, there is no assurance that the Ministry of Information Industry will not conduct any further review/evaluation of PHS-based equipment or change its order regarding PHS-based system in the future. We have also applied for network access licenses for other products which we are no longer manufacturing but had previously sold to service providers in China. Network access licenses will be required for any additional products that we may develop for sale in China, including our WACOS system. Based upon verbal inquiries made by our counsel in China to the Ministry of Information Industry, we believe that for products which we sold before January 1, 1999, such as the Airstar system, no penalties will be imposed by the Ministry of Information Industry for sales we have made or will make during the period in which an application for a network access license is pending. However, our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while an application for a network access license is pending in a manner that is inconsistent with the verbal representation received by our counsel in China, either of which could have a material adverse effect on our business and financial condition.

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

          Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-cash bank account in Japanese Yen for purchasing portions of our inventories and supplies. As of September 30, 2000, this Japanese Yen bank account is valued at $7.2 million.

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

RISKS RELATING TO CHINA

          Sales in China account for substantially all of our sales. Approximately $102.9 million, or 97.9%, of our sales in 1998, $186.1 million, or 99.3% of our sales in 1999, and $240.1 million, or 99.0% of our sales for the nine months ended in September 30, 2000 occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 46.4% as of December 31, 1998, 53.7% as of December 31, 1999 and 50.6% as of September 30, 2000 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

          As part of the Chinese government's industry restructuring initiatives, the regulatory functions of the Ministry of Information Industry and the Posts and Telecommunications Administrations wereseparated from the operational functions of the state-owned companies under their control. Following this separation, the Ministry of Information Industry acts exclusively as the industry regulator and will no longer manage the day-to-day operations of telecommunications service providers in China.

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

          Each of the local Posts and Telecommunications Bureaus in China which comprise our existing or potential customers is part of the China Telecom system and subject to its ultimate control. Accordingly, China Telecom may issue policy statements or make other decisions which govern the equipment purchasing decisions of all of our customers in China. For example, we understand that China Telecom recently prohibited all Posts and Telecommunications Bureaus from purchasing PHS systems, such as our PAS systems, which are classified as low-mobility wireless access systems for implementation in large cities. In June, 2000 the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. Our Airstar system will continue to be allowed in China's county-level cities and counties, which are our primary markets for our Airstar system. In large and medium-sized cities, our Airstar system may be used on a limited basis where there is a high concentration of population. New city-wide Airstar system deployments will not be allowed in large and medium-size cities. As the majority of our sales are generated from our operations in China, a change of this decision of China Telecom and the Ministry of Information Industry or other decisions by China Telecom and the Minstry of Information Industry could cause substantial harm to our business.

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

          The table below represents carrying amounts and related weighted-average interest rates of maturity of UTStarcom's investment portfolio at September 30, 2000:


         (In thousands, except interest rates)

         Cash and cash equivalents                                                           189,928

         Average interest rate                                                                   4.8%

         Short-term investments                                                               72,021

         Average interest rate                                                                   6.7%

         Total investment securities                                                         261,949

                Average interest rate                                                            5.3%


          Foreign Exchange Rate Risk. We are exposed to foreign exchange rate risk because our sales to China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2000 is approximately $7.2 million.

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

          The managing underwriters of the offering were Merrill Lynch & Co., Banc of America Securities LLC, U.S. Bancorp Piper Jaffray, Merrill Lynch Japan Inc., and E-TRADE Securities Co., Ltd. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million for the Company. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions of approximately $14.5 million and expenses of the offering of approximately $3.1 million. None of such amounts were direct or indirect payments to directors or officers of the Company or their associates, to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

          As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 70,377,322 shares of common stock. The net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including the Company's future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, the Company retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of September 30, 2000, the Company has not used any of the net proceeds and the entire amounts of net proceeds remains in our cash and cash equivalents and short-term investments accounts. In addition, at September 30, 2000, there are no material agreements or commitments with respect to any acquisition or investment activities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         NUMBER    EXHIBIT DESCRIPTION
         ------    -------------------
         10.1 (1)  OEM Agreement between UTStarcom, Inc. and Zaffire, Inc., dated August 10, 2000.
         10.2 (2)  Development Agreement between UTStarcom, Inc. and Matsushita
                   Communication Industrial Co., Ltd., dated September 26,
                   2000.
         10.3 (3)  OEM Agreement between UTStarcom, Inc. and Interweave
                   Communications International, Ltd., dated July 14, 2000.
         10.4 (4)  OEM Agreement between UTStarcom, Inc. and Foundry
                   Networks, Inc., dated August 24, 2000.
         10.5 (5)  Loan Contract between UTSC Co., Ltd. and Bank of China
                   Beijing Branch, dated August 29, 2000.
         27.1      Financial Data Schedule.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter.


-----------------------

          (1) Certain information in this Exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

          (2) See Footnote 1.

          (3) See Footnote 1.

          (4) See Footnote 1.

          (5) See Footnote 1.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000

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