Form 10-Q/A
period 2000-09-30
UTSTARCOM INC
filed 2000-11-27
CIK 1030471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-Q/A


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

         This quarterly report on Form 10-Q consists of 29 pages of which this is page 1. The Exhibit Index appears on page 28.

                                TABLE OF CONTENTS


PART I.           FINANCIAL INFORMATION                                                                    PAGE
   Item 1.        Condensed Consolidated Financial Statements                                                 3

                  Condensed Consolidated Balance Sheet as of September 30, 2000 (unaudited) and
                  December 31, 1999                                                                           3

                  Condensed Consolidated Statements of Operations for the three and nine
                  month periods ended September 30, 2000 and September 30, 1999 (unaudited)                   4

                  Condensed Consolidated Statements of Cash Flows for the nine month
                  periods ended September 30, 2000 and September 30, 1999 (unaudited)                         5

                  Notes to Condensed Consolidated Financial Statements (unaudited)                            6

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                 10

   Item 3.        Quantitative and Qualitative Disclosure about Market Risk                                  27

PART II.          OTHER INFORMATION

   Item 2.        Changes in Securities and Use of Proceeds                                                  28

   Item 4.        Submission of Matters to a Vote of Security Holders                                        28

   Item 5.        Other Information                                                                          28

   Item 6.        Exhibits                                                                                   28


SIGNATURES                                                                                                   29

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


9.        RECENT ACCOUNTING PRONOUNCEMENTS:

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. Implementation of SAB 101 has been delayed by the Securities and Exchange Commission until the fourth quarter of the fiscal years beginning after December 15, 1999. The Securities and Exchange Commission issued a "Frequently Asked Questions and Answers" document (the "FAQ") in October 2000. Because the Company has complied with generally accepted accounting principles for its historical revenue recognition, a change, if any, in its revenue recognition policy resulting from SAB 101 will be reported as a change in accounting principle in the quarter ended December 31, 2000 and may require a cumulative adjustment as of the beginning of the first quarter of 2000. The Company is continuing to evaluate the impact of SAB 101 and the FAQ on its financial statements and related disclosures.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

          AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation decreased from $2.5 million for the three months ended September 30, 1999 to $1.9 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees which we are amortizing over the vesting periods of the applicable options.

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

          INCOME TAX EXPENSE. Income tax expense was $0.3 million for the three months ended September 30, 1999 and income tax expense was $3.8 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income.

          MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. Minority interest in earnings of consolidated subsidiaries was $0.6 million for the three months ended September 30, 1999 and $0.8 million for the corresponding period in 2000. The change between the two periods was primarily due to the increased profitability at our Zhejiang subsidiary.

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

          AMORTIZATION OF DEFERRED STOCK COMPENSATION. Amortization of deferred stock compensation increased from $3.8 million for the nine months ended September 30, 1999 to $10.3 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees which we are amortizing over the vesting periods of the applicable options.

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

          INCOME TAX EXPENSE. Income tax expense was $0.5 million for the nine months ended September 30, 1999 and income tax expense was $8.5 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income.

          MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. Minority interest in earnings of consolidated subsidiaries was $1.2 million for the nine months ended September 30, 1999 and $1.4 million for the corresponding period in 2000. The change between the two periods was primarily due to the increased profitability at our Zhejiang subsidiary.

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

          As part of the Chinese government's industry restructuring initiatives, the regulatory functions of the Ministry of Information Industry and the Posts and Telecommunications Administrations were separated from the operational functions of the state-owned companies under their control. Following this separation, the Ministry of Information Industry acts exclusively as the industry regulator and will no longer manage the day-to-day operations of telecommunications service providers in China.

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

          Each of the local Posts and Telecommunications Bureaus in China which comprise our existing or potential customers is part of the China Telecom system and subject to its ultimate control. Accordingly, China Telecom may issue policy statements or make other decisions which govern the equipment purchasing decisions of all of our customers in China. For example, we understand that China Telecom recently prohibited all Posts and Telecommunications Bureaus from purchasing PHS systems, such as our PAS systems, which are classified as low-mobility wireless access systems for implementation in large cities. In June, 2000 the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. Our Airstar system will continue to be allowed in China's county-level cities and counties, which are our primary markets for our Airstar system. In large and medium-sized cities, our Airstar system may be used on a limited basis where there is a high concentration of population. New city-wide Airstar system deployments will not be allowed in large and medium-size cities. As the majority of our sales are generated from our operations in China, a change of this decision of China Telecom and the Ministry of Information Industry or other decisions by China Telecom and the Ministry of Information Industry could cause substantial harm to our business.

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

          China has adopted a broad range of related laws, administrative rules and regulations that govern the conduct and operations of foreign investment enterprises and restrict the ability of foreign companies to conduct business in China. These laws, rules and regulations provide some incentives to encourage the flow of investment into China, but also subject foreign companies, and foreign investment enterprises including our subsidiaries in China, to a set of restrictions which may not always apply to domestic companies in China. Although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies in anticipation of China's entry into the WTO, these special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises may still place us and our subsidiaries at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position. Moreover, as China's legal system develops, the promulgation of new laws, changes to existing laws and the preemption of local regulations by national laws may adversely affect foreign investors and companies.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

          From time to time, directors, officers, or employees of the Company may enter into good faith trading plans pursuant to SEC Rule 10b5-1(c) (effective October 23, 2000).

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         NUMBER     EXHIBIT DESCRIPTION
         ------     -------------------
         10.1* (1)  OEM Agreement between UTStarcom, Inc. and Zaffire, Inc., dated August 10, 2000.
         10.2* (2)  Development Agreement between UTStarcom, Inc. and Matsushita
                    Communication Industrial Co., Ltd., dated September 26,
                    2000.
         10.3* (3)  OEM Agreement between UTStarcom, Inc. and Interwave
                    Communications International, Ltd., dated July 14, 2000.
         10.4* (4)  OEM Agreement between UTStarcom, Inc. and Foundry
                    Networks, Inc., dated August 24, 2000.
         10.5* (5)  Loan Contract between UTSC Co., Ltd. and Bank of China
                    Beijing Branch, dated August 29, 2000.
         27.1*      Financial Data Schedule.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter.


-----------------------

           *  Previously Filed.

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

Date: November 22, 2000

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