Form 10-K
period 2000-12-31
UTSTARCOM INC
filed 2001-02-28
CIK 1030471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________ .

                        COMMISSION FILE NUMBER 000-29661
                            ------------------------

                                UTSTARCOM, INC.
             (Exact name of Registrant as specified in its charter)
                            ------------------------

               DELAWARE                                     52-1782500
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

   1275 HARBOR BAY PARKWAY, ALAMEDA,                          94502
              CALIFORNIA                                    (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code: (510) 864-8800
        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                               $0.00125 par value
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2001, was approximately $846,164,868 based upon the closing price of $25.625 reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

    As of January 31, 2001, registrant had outstanding 95,810,101 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2001 are incorporated herein by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UTSTARCOM, INC.
                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART I.

  Item 1.   Business....................................................      3
  Item 2.   Facilities..................................................     22
  Item 3.   Legal Proceedings...........................................     23
  Item 4.   Submission of Matters to a Vote of Security Holders.........     23
            Executive Officers..........................................     23

PART II.

  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................     25
  Item 6.   Selected Financial Data.....................................     26
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     27
  Item 7A.  Quantitative and Qualitative Disclosures About Market
              Risks.....................................................     52
  Item 8.   Financial Statements and Supplementary Data.................     53
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................     83

PART III.

  Item 10.  Directors and Executive Officers of the Registrant..........     84
  Item 11.  Executive Compensation......................................     84
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................     84
  Item 13.  Certain Relationships and Related Transactions..............     84

PART IV.

  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................     84

            Exhibit Index...............................................     85

            Signatures..................................................     89

                                     PART I
                           FORWARD LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our expectation of growth in demand for voice and data communications services and products in China and developing nations; our expectation of growth in the Chinese economy; our expectation that China will enter the World Trade Organization; our plan to expand our presence and increase investments in mainland China; our plan to leverage our installed base of systems and service provider relationships in China to deliver capabilities such as broadband and high-speed wireless data services; our expectation that our PAS network access system will continue to be allowed in China's county-level cities and counties and on a limited basis in certain large and medium-sized cities; our plans for penetration in other high-growth communications markets; our expectation that we will have permanent staff assigned to a UTStarcom office in New Delhi by mid-year 2001; our expectation of growth in voice and data communication technologies, including in IP-based switching; our expectation of continued significant investments in research and development; our plan to develop and introduce future products and technologies, including additional functionality for our WACOS IP-based switching platform; our intention to expand our manufacturing capabilities; our intention to develop the capacity to manufacture our own wireless handsets; our expectation that we will fill the majority of our current backlog orders during the 2001 fiscal year; our expectations regarding our future investment activities; and our belief that existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially.

    For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-K. UTStarcom undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

ITEM 1--BUSINESS

OVERVIEW

    We provide communications equipment for service providers that operate wireless and wireline networks in rapidly growing communications markets. To date, substantially all of our sales have been to service providers in Mainland China. Our integrated suite of network access systems, optical transmission products and subscriber terminal products allow service providers to offer efficient and expandable voice, data and Internet access services. Because our systems are based on key international communications standards, service providers can easily integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol (IP), and wireless network rollouts.

    Our integrated suite of products consists of PAS, AN-2000, OMUX and WACOS. Our PAS network access system allows service providers to offer voice and data services over fixed wireless and city-wide wireless mobile networks. With approximately 3.0 million lines installed in 90 cities, and based on our knowledge of China's communications market, we believe that PAS is the most widely deployed wireless local access system in China. For wireline networks, we provide a broadband-ready access system called AN-2000. Nearly 2.3 million lines of our wireline AN-2000 access system have been deployed in China, including deployments in the six largest regional communications markets. Our optical multiplexing, or OMUX, products provide optical transmission and are often bundled with our AN-2000 and PAS systems. The OMUX, either as a stand-alone or bundled product, is currently installed at over 5,000 locations for over 200 communications service providers. Our newest product, WACOS, is an IP-based switch designed to deliver multiple voice and data services using a highly distributed architecture. We began initial shipments of WACOS in 2000. Our access and switching systems are currently designed to address the unique performance requirements of rapidly expanding communications infrastructure markets such as China.

INDUSTRY BACKGROUND

    COMMUNICATIONS NEEDS OF DEVELOPING COUNTRIES. Demand for voice and data communications services in developing nations continues to grow rapidly and is driven by both public sector infrastructure investment and private sector business growth. The governments of many developing countries have identified the development of a communications infrastructure as a key driver of modernization and economic growth. According to a 1998 report by the International Telecommunication Union, developing countries are investing in communications infrastructure at a rate of $53.1 billion annually, representing 31.9% of all communications infrastructure spending worldwide. Governments are increasingly implementing and funding infrastructure development through privatization of state-owned telecommunications service providers. These service providers, in turn, are deploying advanced networks for voice and data services. In addition, increasingly affluent businesses and residential consumers in the highest growth regions of these countries are demanding state-of-the-art voice and data communications solutions to interact and compete on a global basis.

    GROWTH IN CHINA'S COMMUNICATIONS MARKET. China has one of the fastest growing communications markets in the world. Growth in China's communications equipment and services markets is being driven by the government's commitment to developing a communications infrastructure, pent-up demand for communication services and robust economic growth. Dataquest estimates that the market for communications equipment and services in China will grow from $44.2 billion in 1998 to $89.9 billion in 2002, representing a compound annual growth rate of 19.4%. Dataquest forecasts that the market for access equipment in China will grow at a compound annual rate of 32.8% from 1998 to 2002. According to these Dataquest forecasts, this market represents the fastest growing segment of the communications market in China and the fastest growing access equipment market in the world. China's demand for communications services is highlighted by its relatively low teledensity rate, which is a measure of the number of lines per hundred people. According to 1999 statistics from the International Telecommunication Union, China, with a population of 1.3 billion, has a teledensity rate of only 8.6% compared to teledensity rates in Brazil of 14.9%, in the United Kingdom of 57.5%, in France of 57.9%, in Hong Kong of 57.6% and in the United States of 68.2%. While growth in the China communications market is currently driven predominantly by voice services, the increasing demand for data services presents a growing opportunity. The Strategis Group and BDA China Limited estimate that Internet subscribers in China will grow from 2.1 million in 1998 to 40.4 million in 2003, representing a compound annual growth rate of 80.6%. China's ability to invest heavily in its communications infrastructure is fueled by the country's strong economic activity. The Economist Intelligence Unit estimates that China's GDP will grow at a compound annual rate of 7.9% through 2002.

    STRUCTURE OF CHINA'S TELECOMMUNICATIONS INDUSTRY. Historically, the China Telecom system was the sole provider of public telecommunications services in China. In 1993, the State Council, in an effort to promote competition, began issuing licenses to new telecommunications operators including China United Telecommunications Corporation, or Unicom, a provider of mobile communication services, and Jitong Communications Co., Ltd., a provider of data communications and Internet access services. In February 1999, the State Council approved a restructuring plan for the China Telecom system. The plan separated the telecommunications operations of the China Telecom system along four business lines: fixed line, mobile, paging and satellite communications services. Under the new structure, a new state-owned company, China Mobile, holds and operates the nationwide mobile communications assets. China Mobile also controls China Mobile (Hong Kong) Limited, a public company, that operates cellular services in thirteen of China's provinces. A new state-owned company, China Satellite, holds and operates the satellite assets. The paging operations have been merged into Unicom. China Telecom holds and operates the fixed line telephone and data communications assets. China Telecom operates through a network of approximately 2,400 local level telephone companies called Telecommunications Bureaus. Telecommunications Bureaus are responsible for purchasing, installing and operating the voice and data communications services in their local markets.

    GOVERNMENT REGULATION OF THE TELECOMMUNICATIONS INDUSTRY. The China telecommunications industry is regulated at the national, provincial and local levels. At the national level, the Ministry of Information Industry, or MII, regulates the industry. The Ministry of Information Industry was established in March 1998 to assume the regulatory, administrative and other governmental duties of the former Ministry of Posts and Telecommunications. The Ministry of Information Industry has broad authority to regulate all aspects of the telecommunications and information technology industries in China including managing spectrum bandwidths, setting network equipment specifications and standards, regulating the Internet and drafting laws and regulations related to the electronics and telecommunications industries. Based on our industry experience, we believe that the Ministry of Information Industry's general telecommunications equipment strategy is to ensure that China's infrastructure is based on advanced open architectures that are expandable, cost efficient and quickly deployed. The Ministry of Information Industry also oversees the 33 Telecommunications Administrations that have regulatory responsibility over the telecommunications industry in their respective provinces. In China today, each Telecommunications Administration oversees all local Telecommunications Bureaus in its region and approves a subset of telecommunications products that meet Ministry of Information Industry standards from which Telecommunications Bureaus can then select the specific products they purchase, install and operate. Although historically the Ministry of Information Industry has shared regulation and operation of China's telecommunications industry with the China Telecom system, as part of the Chinese government's industry restructuring, the regulatory functions of the Ministry of Information Industry and the Telecommunications Administrations have been separated from the operational functions of the state-owned Telecommunications Bureaus under their control. Following this separation, the Ministry of Information Industry will act exclusively as the industry regulator and the local Telecommunications Bureaus will act exclusively as operators. Given the multi-level regulatory environment, equipment providers in China must generally market intensively to all three levels of the communications industry.

    COMMUNICATIONS NETWORK ARCHITECTURE IN CHINA. The development of China's communications infrastructure involves not only installing a nationwide network of high-bandwidth fiber-optic backbones, but also locally connecting each business and residential subscriber to these backbones. The systems of wireline or wireless connections that link local subscribers to these backbone networks are often referred to as the "last mile" or the local access network. Because of the high growth rate, geographic dispersion and diverse communications needs of residences and businesses in China, the direct wiring of subscribers to the backbone network using traditional copper connections is a lengthy, costly and inefficient process. Direct wiring of subscribers to traditional telephone switches often locks those subscribers into a limited set of communications services and limits expandability and migration to other services. In contrast, service providers in China require communications equipment that allows them to roll out different services quickly, efficiently and cost-effectively. Given the relative absence of a legacy communications infrastructure, these service providers are less constrained and thus often deploy the latest, "best-of-breed" systems with the flexibility to handle future services such as data. This is true in both the local access networks and the backbone networks.

    A new trend in access network design is the use of remote nodes that push network intelligence closer to a group of subscribers, thus making it easier and more efficient to deliver multiple services from the backbone network to subscribers at the local level. These nodes use a standard digital protocol known as V5.2 to communicate with backbone networks. This open protocol allows equipment from various vendors to be interconnected seamlessly and allows service providers to deliver a variety of services from multiple backbones over the same access network thus reducing costs. By deploying small, intelligent nodes close to subscribers, service providers can deploy fewer central office switches, each covering larger areas, optimizing manageability and lowering per-subscriber cost. Because of these benefits, service providers in China are deploying open architecture switches capable of interacting with access networks at most new installations.

    Another new trend can be seen in the backbone network, where an increasing portion of traffic travels across IP-based systems instead of traditional voice systems using circuit switches. IP-based architectures differ fundamentally from circuit-switched architectures in the way information travels from point to point through networks. IP-based technology does not require a dedicated connection or circuit between the callers. Instead, the caller's voice is divided into numerous small packages of information called packets. These packets are sent over the network intermixed with other packets of data, such as fax, email or Internet content, to be reassembled at the destination of the call. In contrast, traditional telephone technology requires that a circuit between the callers be established and maintained during the length of the call, and voice and data cannot easily be transmitted simultaneously over this circuit. This is inefficient because much of a phone call is silence which effectively wastes capacity on the circuit. This inefficiency has caused service providers to seek new switches based on IP-based technology.

    NEEDS OF CHINA'S COMMUNICATIONS SERVICE PROVIDERS. Service providers in China often require network solutions with a suite of integrated products that address all of their access needs, including wireline and wireless, voice and data. These comprehensive product offerings enable service providers to quickly, and with minimal incremental investment, address the changing demands of their subscribers for expanded or more advanced services over time. Service providers also require solutions that are based on widely-adopted international communications standards to ease installation and avoid duplicate buildout of separate networks. In addition, given the rapid growth in China's emerging communications market, network solutions must be efficient and expandable so that the same architecture can provide an affordable entry level solution for as few as hundreds of subscribers yet economically extend to hundreds of thousands of subscribers over time. Additionally, service providers in China will often require the vendors to continually develop products to meet evolving market needs and to have a local service and support presence.

    Although markets such as China represent substantial opportunities for communications equipment vendors, to date, few companies have delivered the combination of leading technology, market specific products and a local presence that service providers require.

THE UTSTARCOM SOLUTION

    Our wireless and wireline access and switching systems are designed to deliver the following key benefits to service providers:

    INTEGRATED, COMPREHENSIVE PRODUCT OFFERING. By offering communications systems that link the backbone network, the access network and subscribers' premises, we supply service providers with solutions that enable them to quickly deploy services to subscribers. For the implementation of completely new networks, which is typical in China, service providers can choose to deploy our complete suite of product offerings. By contrast, for locations where some network infrastructure is already in place, service providers can deploy a subset of our products and integrate them into their existing networks. Furthermore, as subscriber needs evolve from voice to data, we offer solutions to meet these needs. Our AN-2000, OMUX and PAS products can be managed from a single integrated management station through the use of our Netman software. WACOS has an advanced web-based management system which in the future will be adapted to support all of our product offerings.

    FLEXIBILITY FOR VOICE AND DATA SERVICES. We have designed our systems to offer a high degree of flexibility in terms of the number of subscribers and types of traffic delivered to those subscribers. Our equipment can be flexibly configured to offer a variety of services in response to subscriber demand. This flexibility is particularly important in China, as the communications services market is undergoing rapid change and growth. As Internet usage achieves greater penetration in China, we believe service providers will desire systems which are designed to deliver high-speed data capability. Our access systems allow service providers to quickly and cost-effectively implement upgrades for new services, including high-speed data capability, compared to alternative solutions which may require the purchase of an entirely new system to provide these services.

    LEADING PRICE AND PERFORMANCE SOLUTION. All of our products are based on a modular design, using cost effective off-the-shelf components wherever possible and realizing most of the products' added value through our software. By delivering a modular system, we allow service providers to purchase only the functionality and capacity needed and to purchase additional functionality and capacity over time as subscriber demand warrants. In response to large pent-up demand, most service providers in China are currently delivering voice services. However, we expect demand for data services to increase dramatically in China. To meet this growing demand, service providers will be able to deliver data traffic with modular upgrades to our systems rather than through large-scale purchases of replacement equipment. Furthermore, as demand for communications services in China grows, our expandable systems will allow service providers to grow from a small initial subscriber base to hundreds of thousands of subscribers in a cost-effective and efficient manner.

    ARCHITECTURE BASED ON WIDELY ADOPTED COMMUNICATION STANDARDS. Our products are designed to comply with widely adopted international open communication standards for multi-vendor interoperability, which are consistent with standards established by the Ministry of Information Industry. For example, we were one of the first companies to deliver an access system to the China market that incorporated an open interface, known as the V5.2 protocol, to central office switches. The open interface is a technology that allows service providers to connect our products to equipment from multiple vendors and thus integrate multiple voice and data traffic types within one system. In this manner an operator can deploy our system for voice services first, but offer mobile or Internet services at a later time as the market for these services develops. Furthermore, our compliance with open standards lowers costs by permitting service providers to shorten evaluation times and ease integration of our products with other systems in the service providers' networks.

    LOCAL PRESENCE. We have established a strong local presence in China that allows us to be responsive to the needs of service providers and their subscribers. We manufacture our products primarily at two facilities located in the cities of Huizhou in Guangdong province and Hangzhou in Zhejiang province that are owned by joint ventures between us and affiliates of the corresponding Telecommunications Administrations. By using local facilities in China, we have helped create new jobs within the provinces and have strengthened our relationships with the Telecommunications Administrations in some of China's most modernized and rapidly growing provinces. We also maintain twelve sales and customer support sites in China that allow us to deploy a customer support representative onsite anywhere in China within 24 hours. Our sales force develops direct relationships with decision makers at both the provincial and the local levels through pre-sales design and consulting services, as well as performing more traditional product sales functions. Additionally, through our relationships at the national, provincial and local levels we receive a continuous flow of information on market changes and insight into unique service provider needs and related opportunities.

STRATEGY

    Our objective is to be a leading provider of broadband, IP and wireless network equipment to high growth communications markets. The principal elements of our strategy are as follows:

    LEVERAGE OUR INSTALLED BASE AND CUSTOMER RELATIONSHIPS AS DEMAND FOR BROADBAND AND HIGH-SPEED DATA GROWS IN CHINA. We believe we are a leading supplier of both wireline and wireless access systems in China. Communications service providers currently face a large subscriber demand for voice services. Accordingly, our systems are being used primarily for voice services. However, given the increasing demand for Internet and data access in China, we believe we are well positioned to leverage our installed base of systems and service provider relationships to deliver additional data capabilities. We intend to capitalize on this opportunity by supplying systems that enable service providers to offer broadband services over copper connections through digital subscriber line, or xDSL, technologies and over fiber optic connections. We also intend to enable high-speed data services over 64 Kilobits per second, or Kbps, wireless links. Moreover, we will supply products that complement our own products through original equipment manufacturer (OEM) relationships to market and sell leading-edge products utilizing our extensive sales and marketing organization in China.

    DEVELOP PRODUCTS AND TECHNOLOGIES FOR MARKET-DRIVEN SOLUTIONS; PENETRATE EMERGING IP-BASED SWITCHING MARKET. By working closely with multiple service providers over the last six years, we have gained unique insight into future service provider requirements. For example, we developed our PAS wireless access system in response to a market need for a low-cost, community-based mobile service. We believe increases in Internet usage, particularly voice over IP traffic, have resulted in a market need for a next-generation switching platform optimized for IP traffic. Accordingly, we have made a substantial investment in developing our WACOS IP-based switching system, which began initial shipments in 2000. WACOS is designed to integrate with our existing products and to scale over time in response to increased demand. We believe that WACOS can deliver value to service providers, both as a stand-alone system and in connection with expansions to our PAS system installations. We intend to deliver additional functionality on the WACOS platform in the future which we believe will enable us to enter new markets in China and around the world. We have a history of developing unique systems, such as PAS and WACOS, and we intend to continue to provide market-driven solutions to our customers.

    EXPAND PRESENCE IN MAINLAND CHINA. We intend to further capitalize on China's large population, low teledensity and increasing demand for communications services. Since our inception, we have focused our engineering, product development and sales and marketing efforts primarily on communications equipment for China. This focus has enabled us to be a leader in this market by quickly identifying the needs of service providers in China and rapidly developing market-specific products to address those needs. We intend to expand our presence in this market by:

    - increasing the number of sales and support staff and offices within China;

    - developing new products to address the demands of our existing and emerging customer base;

    - migrating our installed base from voice to data as market demand warrants; and

    - increasing our local research and development and manufacturing capabilities.

    LEVERAGE SUCCESS IN MAINLAND CHINA TO ADDRESS OTHER HIGH-GROWTH COMMUNICATIONS MARKETS. Since our products comply with many international standard protocols and are attractive and readily adaptable to the requirements of service providers in many markets outside of Mainland China, we intend to leverage our success in Mainland China to penetrate other high-growth communications markets. We anticipate supplying these markets through direct sales offices located in key market regions, by licensing our technology to local manufacturers where import taxation favors this approach, through the development of local sales agency and distributor relationships within specific market regions, and through original equipment manufacturer (OEM) sales relationships. Our International Sales Division is currently targeting expansion into Latin America, Europe, Africa, India, the Philippines, Taiwan and other Pacific Rim markets. We intend to have permanent staff assigned to a UTStarcom office in New Delhi by mid-year 2001 to further develop sales in India and nearby markets. We plan to continue to develop local direct sales representative offices in key regions around the world.

    Recent examples of the success of these strategies include:

    - Worldwide OEM sales agreements for our AN-2000 system with the NEC Corporation, with Kyocera Corporation and with Airspan Networks Limited;

    - A licensing contract that will allow Himachal Futuristic
      Communications Ltd. (HFCL) of New Delhi, India to manufacture, sell and support our AN-2000 product in India. Together with HFCL, we have begun to supply AN-2000 to Infotel, a private operator in the Punjab state;

    - Installations of our AN-2000 system for telephone network operator EPM in Bogata, Colombia;

    - Sales agreement to provide our AN-2000 system to Mauritius Telecom Corp. to provide access to their national Data Services backbone network;

    - Deployment of our PAS network product for First International Telecommunications Corporation (FITEL) of Taipei, Taiwan in the first phase of a metropolitan wireless mobile telephone system for the greater Taipei area and other Taiwan cities;

    - Type approval to market our AN-2000 system in Russia, Brazil and Indonesia; and

    - Sales agreements to provide our AN-2000 system to Telmex, Mexico and to Sovintel, Peterstar and Combellga, all of Russia.

PRODUCTS

    Our integrated suite of network access, optical multiplexing, subscriber terminal and IP-based switching products gives service providers in high-growth markets an efficient means to offer voice and data services. Our product lines include PAS, AN-2000, OMUX, Netman and WACOS.

PAS (PERSONAL ACCESS SYSTEM)

    PAS is a wireless access system that enables voice and data access over fixed and city-wide wireless links. The following diagram shows how our PAS system is deployed:

                                     [LOGO]

    A typical PAS installation consists of several remote terminals based on our AN-2000 architecture, each coupled through one or more digital radio port controllers to many small indoor and outdoor radio ports, and various subscriber terminals. The wireless access network formed by PAS components connects to the central office switch to provide local and long distance telephone service over a standard V5.2 interface or an analog 2-wire interface for switches without V5.2 capability. This provides for an open interface to the central office switch which benefits service providers by shifting network intelligence to the access network, thus reducing reliance on costly and proprietary distributed central office switch architectures. The remote terminals pass traffic through the radio port controllers to the radio ports, which each serves multiple subscribers. From the radio port, the signal is passed to a remote subscriber terminal or handset. The air traffic controller provides wireless traffic-channel and mobility management throughout the system.

    In 2000 we introduced a version of PAS using the WACOS platform instead of the AN-2000 platform. This eliminates the dependence on an existing local exchange switch, and uses a Signaling System 7 (SS7) interface to the Local or Long distance telephone network instead of V5.2 which the remote terminal uses. This deployment method has the advantage that it can be installed in a "greenfield" environment where existing switching capacity is not available, and can be scaled to larger sizes more easily.

    PAS enables rapid and reliable deployment of communications services to subscriber communities where the installation of a wireline alternative may be uneconomical. PAS can also be used in large indoor spaces such as office buildings, airports and shopping malls. PAS is optimized for high-capacity urban or suburban traffic densities and can deliver wireline equivalent voice quality, including voice-band modem and fax support, with the advantages of simple planning for radio siting, immunity to inter-radio interference, low power consumption and expandability. Our PAS system operates in China in the 1900-1915 MHz band allocated by the Radio Regulatory Bureau of the Ministry of Information Industry.

    PAS provides city-wide wireless mobile phone service for a community of up to several hundred thousand subscribers at traffic densities of upwards of 15,000 subscribers per square kilometer. PAS targets first-time subscribers, second line subscribers and small businesses. PAS provides distinct benefits to both service providers and subscribers. Service providers can quickly illuminate entire communities with strategically located low-power radios, creating the potential for new revenue streams from city-wide mobile service. Additionally, compared to traditional cellular systems, PAS mobility functions are completely integrated into the access network architecture and thus require no central office switch modification or incremental mobile switching hardware. By integrating PAS into the existing access network, service providers can take advantage of unused central office switching capacity to carry incremental wireless traffic loads. This integration also allows a service provider to offer existing switch-based services, such as caller ID, call forwarding, and voice mail, to its wireless subscribers. Subscribers benefit from rapid service activation and enjoy the mobility of small handsets weighing less than three ounces. We purchase a variety of handsets manufactured by multiple Japanese vendors under the UTStarcom label. We also perform local assembly of the wireless infrastructure components and handsets in China, have entered into arrangements with third parties to manufacture handsets in China, and intend to develop the capacity to manufacture our own handsets.

    With the PAS system, a service provider does not need to modify its existing billing system. However, PAS does provide separate call detail records that the service provider can use for specific mobility-related billing policies such as premium billing for roaming calls or wireless data calls, or for pre-paid PAS services.

    An additional benefit of PAS is its support of wireless data transmission of up to 64Kbps. This enables wireless Internet access at speeds faster than those possible with many wireline dial-up modems. Based on our knowledge of China's communications market, we believe PAS allows faster Internet access than other wireless technologies currently commercially deployed in China.

    PAS also offers an advanced set of information-mode features including short message and email text messaging, browsing of Internet content and access to location-dependent information that, for example, allows subscribers to search for restaurants or hospitals near their current location. The information services can be delivered in English and Chinese character sets.

    As of December 31, 2000, service providers have installed our PAS system in 90 locations in Mainland China representing a total installed base of approximately 3.0 million lines.

AN-2000

    Our AN-2000 is a digital wireline network access system that delivers a variety of services to subscribers over copper, fiber or microwave radio links. These services include:

    - traditional analog voice;

    - dialed voice and data in digital format over integrated services digital network, or ISDN, lines;

    - analog and digital leased lines;

    - business data services over integrated digital subscriber line, or IDSL, and high-data-rate digital subscriber line, or HDSL;

    - fully integrated TDM and ATM broadband capability; and

    - high-performance, always-on Internet access for residential and business subscribers using advanced asymmetric digital subscriber line (ADSL) technology.

    Service providers have deployed nearly 2.3 million AN-2000 subscriber lines. The following diagram depicts a typical AN-2000 deployment:

                                     [LOGO]

    The AN-2000 system consists of both central office terminals and remote terminals which are linked together to form a digital access network using copper, fiber or microwave radio. The AN-2000 connects to the access ring through a fully integrated synchronous digital hierarchy (SDH) optical interface. A central office AN-2000, or CT, connects the access ring to Internet access, local and long distance and dedicated data services. A remote AN-2000, or RT, connects to the access ring and offers voice and data services to the subscribers. A regional access network has the potential to contain hundreds of AN-2000s servicing hundreds of thousands of subscribers.

    The AN-2000 provides several important features that together form a cost-effective access platform for the delivery of voice and data services. We were among the earliest to offer a V5.2 switch interface to the China market. This capability benefits service providers by shifting network intelligence out into the access network, reducing reliance on costly and proprietary distributed central office switch architectures. In addition, we designed the AN-2000 to provide high capacity, expandability and redundancy, offering reliable operation and economical service management. For service providers whose switches are not yet V5.2 compliant, we provide a migration capability whereby the AN-2000 terminates analog and ISDN ports in the central office, effectively creating a V5.2 interface to the remote AN-2000s. Based on our industry knowledge, we believe that the AN-2000 is currently the leading system available that can convert existing analog central office interfaces to V5.2.

    Our OMUX product, which converts data transmission between electrical and optical formats, is often bundled with our PAS and AN-2000 systems. Together, these products can comprise a complete access system. In addition to bundled sales, the OMUX is used by cellular service providers to connect base station controllers to base stations and by other enterprises for private data networks and data collection applications.

    The primary advantage of the OMUX is its ability to offer highly competitive price and performance characteristics to service providers, particularly in low capacity implementations. The OMUX employs our SPDH technology, which provides the reliability of higher priced synchronous digital hierarchy, or SDH, networks for lower capacity access networks and enables highly reliable operations. The OMUX is available in varying capacities depending on network configuration and service provider requirements. As of December 31, 2000, service providers have deployed the OMUX at over 5,000 locations, both as a stand-alone product and bundled with PAS and AN-2000.

NETMAN

    Our Netman network management system, which is integrated with our network access products, provides for centralized management of our PAS, AN-2000 and OMUX products. Netman provides the ability to manage individual network components and to report the status of the network as a whole. With Netman, a service provider can add and drop subscribers and continuously monitor all access network elements, providing for real-time reporting and alarms in addition to performance management and optimization and distribution of software updates. Netman uses a scalable client/ server architecture in a Windows NT environment. Server hardware may be scaled to handle several thousand nodes. Netman can also be installed on a portable personal computer and may be used as the local on-site maintenance terminal wherever remote nodes are installed.

WACOS

    Our WACOS system is an IP-based switching system designed to perform many of the functions performed today by traditional central office switches, including local wireline services and mobile switching services. The initial application serves as the mobility service switch for our PAS system. Future applications will support third-generation wideband W-CDMA and TD-SCDMA mobile services, a full suite of local exchange services, Voice over IP gateway functions and narrowband and broadband remote access services. The WACOS system supports communication between legacy telephone equipment and next-generation IP devices. In addition, operational support system software provided with WACOS enables management of WACOS equipment, billing for WACOS services and customer care for WACOS subscribers. WACOS has an advanced web-based management system which in the future will be adapted to support all our product offerings. The use of IP technology to transmit voice and data over a single network enables the use of lower cost equipment and improves bandwidth efficiency for service providers. This results in a wider variety of communications applications at lower per subscriber cost. The WACOS family includes:

    - PSTN Gateway devices which support connection to the public switched telephone network, or PSTN, through standard interfaces;

    - Voice-over-IP Gateway, which will support standard interfaces such as
      H.323 and MGCP;

    - Remote Access Server which will support analog modem, ISDN and wireless data applications;

    - Wireless Gateways which support expansion of PAS networks and future 3G networks; and

    - OSS Server Cluster which supports management, billing and customer care functions.

    The following diagram depicts our WACOS system:

                                     [LOGO]

MARKETS AND CUSTOMERS

    Market opportunities within China's 31 provinces vary greatly by region, with the more densely populated coastal provinces experiencing the strongest economic development. We provide our communications equipment to Telecommunications Bureaus in a wide variety of provinces. Historically we have focused on marketing and selling our products to Telecommunications Bureaus in Guangdong, Zhejiang, Fujian, Shandong and Jiangsu provinces and the municipality of Shanghai. The PRC State Statistical Bureau estimates that in 1997, these six regions represented 26.3% of China's population and 41.1% of China's gross domestic product. These regions also represent a disproportionately high percentage of China's wireline and wireless subscribers and influence adoption of technology among other regions. More recently we have expanded our marketing focus to the inland provinces as well. While each of the Telecommunications Bureaus is part of the China Telecom system and subject to its ultimate control, equipment purchasing decisions are generally made at the individual Telecommunications Bureau level.

    The following table is a list of our customers in Mainland China who have each purchased more than $500,000 of our products during 2000.

BEIJING MUNICIPALITY
Beijing Telecommunications
  Administration
JT Telecom

FUJIAN PROVINCE
Putian Telecommunications Bureau
Quanzhou Telecommunications Bureau

GUANGDONG PROVINCE
Dongguan Telecommunications Bureau
Foshan Telecommunications Bureau
Jiangmen Telecommunications Bureau
Meizhou Telecommunications Bureau
Qingyuan Telecommunications Bureau
Sanshui Telecommunications Bureau
Shanwei Telecommunications Bureau
Shaoguan Telecommunications Bureau
Yunfu Telecommunications Bureau
Zhangzhou Telecommunications Bureau
Zhanjiang Telecommunications Bureau
Zhaoqing Telecommunications Bureau
Zhuhai Telecommunications Bureau

GUANGXI PROVINCE
Laibin Telecommunications Bureau
Liuzhou Telecommunications Bureau
Wuzhou Telecommunications Bureau

GUIZHOU PROVINCE
Luoding Telecommunications Bureau

HEBEI PROVINCE
Baoding Telecommunications Bureau
Chengde Telecommunications Bureau
Handan Telecommunications Bureau
Qinhuangdao Telecommunications
  Bureau
Xingtai Telecommunications Bureau
Xuanhua Telecommunications Bureau

HEILONGJIANG PROVINCE
Haerbin Telecommunications Bureau

HENAN PROVINCE
Jiaozuo Telecommunications Bureau
Luohe Telecommunications Bureau

HUBEI PROVINCE
Fengjie Telecommunications Bureau
Yibing Telecommunications Bureau

HUNAN PROVINCE
Binzhou Telecommunications Bureau

JIANGSU PROVINCE
Changzhou Telecommunications Bureau
Taizhou Telecommunications Bureau
Xuzhou Telecommunications Bureau
Yancheng Telecommunications Bureau

JILIN PROVINCE
Siping Telecommunications Bureau

LIAONING PROVINCE
Benxi Telecommunications Bureau
Heshan Telecommunications Bureau
Liaoyang Telecommunications Bureau
Liaoyang Tel. Instrument Co.
Panjin Telecommunications Bureau

NINGXIA PROVINCE
Shizhuishan Telecommunications Bureau
Yinchuan Telecommunications Bureau

SHAANXI PROVINCE
Wuzhong Telecommunications Bureau
Xian Telecommunications Bureau

SHANDONG PROVINCE
Dongying Telecommunications Bureau
Jinan Telecommunications Bureau
Jining Telecommunications Bureau
Linyi Telecommunications Bureau
Pingdu Telecommunications Bureau

SHANGHAI MUNICIPALITY
Cenxi Telecommunications Bureau

SICHUAN PROVINCE
Chongqing Telecommunications Bureau
Neijiang Telecommunications Bureau
Suining Telecommunications Bureau
Xinhui Telecommunications Bureau

YUNNAN PROVINCE
Kunming Telecommunications Bureau

ZHEJIANG PROVINCE
Fuyang Telecommunications Bureau
Hangzhou Telecommunications Bureau
Quzhou Telecommunications Bureau
Ruian Telecommunications Bureau
Shaoxing Telecommunications Bureau
Shengzhou Telecommunications Bureau
Tonglu Telecommunications Bureau
Wencheng Telecommunications Bureau
Wenling Telecommunications Bureau
Wenzhou Zongheng Corp.
Xiaoshan Telecommunications Bureau
Xinchang Telecommunications Bureau
Yuhang Telecommunications Bureau
Zhuji Telecommunications Bureau

    In 2000, sales to Hangzhou Telecommunications Bureau accounted for 12.1% of our revenues. No other individual customer accounted for 10% or more of our revenues in 2000.

    We also sell our network access equipment to service providers in high growth communications markets outside of China. Markets outside of China accounted for about 1.0% of our total sales in 2000.

    As of December 31, 2000, our backlog totaled approximately $192 million, compared to approximately $72 million as of December 31, 1999. We expect to fill the majority of our current backlog orders during the 2001 fiscal year.

SALES, MARKETING AND CUSTOMER SUPPORT

    We pursue a direct sales and marketing strategy in China, targeting sales to individual Telecommunications Bureaus and to manufacturers or equipment distributors with closely associated customers. We maintain sales and customer support sites in Beijing, Shanghai, Guangzhou, Shenyang, Wuhan, Xian, Hangzhou, Jinan, Chengdu, Fuzhou, Kunming and Zhengzhou. We also sell through relationships with regional government-owned telecommunications manufacturing companies, which act as agents in the sale of our products to Telecommunications Bureaus.

    We believe our customer support services in Mainland China allow us to distinguish ourselves from competing equipment providers and build customer loyalty. The customer service operation in

Hangzhou is co-located with the manufacturing joint venture and serves as both a technical resource and liaison to our product development organization. In China, customer service technicians are distributed in the regional sales and customer support sites to provide a local presence. We provide additional support on a 24-hour, 365-day basis from the customer support center in Hangzhou in the form of field dispatch personnel, who also provide training on installation, operation and maintenance of equipment. As of December 31, 2000, we employed 550 people in sales, marketing and customer support in Mainland China.

    Our sales efforts in markets outside of Mainland China combine direct sales, original equipment manufacturer (OEM) sales, and manufacturing licensing. We maintain sales and customer support sites in Miami, Florida to address Latin American markets; in Tel Aviv, Israel to address European and African markets; in Manila, the Philippines to address the Philippine market; in Taipei, Taiwan to address the Taiwan market; and in Hong Kong to address other Pacific Rim markets. We intend to have permanent staff assigned to a UTStarcom office in New Delhi, India by mid-year 2001 to further develop sales in India and nearby markets.

    Our customer service operations in the U.S. and Hangzhou, China support our customers outside of Mainland China with training, project supervision and problem escalation. We maintain and will continue to expand our staff of local personnel near customers who require support on a 24-hour, 365-day basis. These facilities currently are deployed in Taipei, Manila and New Delhi. In many cases, such as in Mexico, Russia and UAE, our local in-country sales partners also provide customer support.

TECHNOLOGY

    Our research and development efforts have led to the creation of key technologies that have contributed to the success of our products in the marketplace.

    V5.2 PROTOCOL AND DYNAMIC SWITCHING. The AN-2000 and PAS intelligent call processor and 2,048 timeslot interchange allow these systems to fully exploit the power of the V5.2 interface protocol between the central office switch and access node, which requests voice channel allocation from the switch on a call-by-call basis. Since most subscriber telephones are idle most of the time, a small number of channels can be shared by many subscribers, saving money and increasing reliability. The AN-2000 and PAS can economically split a large bundle of V5.2 voice channels from the central office switch into many smaller, more economical bundles to be transmitted to the remote access nodes that may contain fewer subscribers than the switch is optimized for. This capability increases switch utilization, reduces the number and expense of V5.2 interfaces provided by the central office switch and economically allows the deployment of many small remote access nodes. Our V5.2 interface product is extensively deployed throughout China and is interoperable with the products of major switch vendors.

    SDH OPTICAL TRANSMISSION. Service providers have widely chosen to adopt and deploy fiber optic transmission systems conforming to the synchronous digital hierarchy, or SDH, standard promulgated by the International Telecommunications Union. The SDH standard is the international equivalent of the North American SONET standard. The SDH standards for first tier capacity allow up to 1,953 information channels to be transmitted over optical fiber between nodes that can be structured in a redundant ring configuration. If the fiber in the ring is cut accidentally, the SDH system can recover its operation immediately and maintain service while the cut is repaired. The AN-2000 fully integrates the SDH fiber with self-healing ring capability into a single plug-in module in contrast to earlier generation equipment that required a separate external SDH multiplexer. This configuration saves expense and provides a simple unified management structure for the SDH and access node functions.

    PAS MOBILITY MANAGEMENT. We have developed a specially configured AN-2000 node, called the air traffic controller, or ATC, in the PAS product to provide the function of wireless traffic-channel and mobility management. PAS subscribers are assigned wireless traffic channels at the time they become active on a call and the precise channel may be different from call to call or, in the case of PAS users, may change during a call, because of variable channel availability and also movement of the subscriber. The ATC collects all of these dynamically assigned channels and re-maps them to fixed channels on the access network interface, providing wireless benefits without alteration of the access network. Service providers can mix and match wireline and wireless service delivery in a seamless manner without regard for access network compatibility or special provisioning. PAS can manage hundreds of thousands of air traffic channels by arranging a network of ATCs into a two-stage configuration with regional nodes handling local traffic and a network of central nodes handling traffic between regional nodes.

    WACOS IP-BASED SWITCHING AND SERVICE DELIVERY PLATFORM. The WACOS system is deployed as a layered network architecture designed to support end-to-end communications and data services. This type of architecture is rapidly gaining worldwide acceptance with a large number of vendors and service providers cooperating in the creation of new standards for IP-based networks. In the WACOS implementation, unlike current telephone networks, service providers and subscribers are able to quickly and easily deploy new services and features based on these emerging standard protocols. WACOS is a complete telecommunications system that offers technology at several levels:

    - TRADITIONAL PHONES AND IP APPLIANCES. Innovative protocols used by WACOS provide support for traditional telephone service and provide the foundation for next-generation IP-based appliances such as IP-enabled cell phones and personal digital assistants.

    - IP ACCESS NETWORK. The WACOS gateway converts between legacy telephony protocols such as SS7 and V5.2 and modern IP-based services. The gateway provides an open platform for the development of enhanced services, such as unified messaging, by us or third party developers.

    - BACKBONE NETWORK. WACOS relies on industry standard IP-based network architecture. Initially based on widely deployed IP over asynchronous transfer mode, or ATM, technology, WACOS is capable of economical upgrade to emerging packet over SONET and gigabit ethernet standards.

    - OPERATIONAL SUPPORT SYSTEM. The operational support system, or OSS, is implemented using industry-standard computing platforms based on Windows NT or Unix, depending on customer preference. The OSS allows service providers to flexibly tailor billing policies and allows subscriber self-provisioning through on-line account access. Web-based graphic user interfaces provide precise management information to support staff with minimal training requirements, reducing operational costs.

RESEARCH AND DEVELOPMENT

    We believe that continued and timely development and introduction of new and enhanced products are essential if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers' needs. Our Ministry of Information Industry, Telecommunications Administration and Telecommunications Bureau relationships and full-service post-sale customer support provide our research and development organization with insight into trends and developments in the marketplace. The insights provided from these relationships allowed us to develop unique, market-driven products such as PAS and WACOS.

    We maintain a strong relationship between our U.S. and China research centers. Projects are typically designed and developed in the United States by one team and tested in China by another, allowing us to conduct research and development activities 24 hours a day. We rotate engineers between the U.S. and China research centers to further integrate our research and development operations. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China.

    In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $41.5 million in 2000, $18.6 million in 1999 and $14.7 million in 1998.

MANUFACTURING, ASSEMBLY AND TESTING

    We manufacture or engage in the final assembly and testing of our PAS systems, AN-2000, OMUX and WACOS products at the facilities of our two manufacturing joint ventures in China and under license to HFCL in India. In Zhejiang province, we have a joint venture with Zhejiang Telecommunication Equipment Factory. In Guangdong province, we have a joint venture with Guangdong Nanfang Communications Group Corporation. These manufacturing operations consist of circuit board assembly, final system assembly, software installation and testing. We assemble circuit boards primarily using surface mount technology. Assembled boards are individually tested prior to final assembly and tested again at the system level prior to system shipment. We use internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level.

    Both the Guangdong and the Zhejiang manufacturing facilities are ISO 9002 certified. ISO 9002 certification requires that the certified entity establish, maintain and follow an auditable quality process including documentation, requirements, development, training, testing and continuous improvement and which is periodically audited by an independent outside auditor.

    We have contracted with Matsushita Electric Industrial Co., Ltd., which distributes products under the Panasonic brand, to manufacture the PAS wireless infrastructure components and handsets for distribution under the UTStarcom label. Other suppliers include Kyocera Corporation, Sanyo and JRC, which provide handsets under the UTStarcom label, and Sharp Corporation, which provides handsets and repeaters under the UTStarcom label. Our AN-2000 product line integrates some third party products for subscriber premises equipment and testing. In order to gain more control over the quality of the products, further reduce the cost and ease restrictions on China's import license quotas, we have started and will continue local assembly of the wireless infrastructure components and handsets in China, and have entered into arrangements with third parties to manufacture handsets in China. We also intend to develop the capacity to manufacture our own handsets.

STRATEGIC RELATIONSHIPS

    We benefit from strategic relationships with other major companies that act as our suppliers, investors and customers. SOFTBANK CORP. is a major investor in our company and holds a seat on our Board of Directors. We have invested in an investment fund established by SOFTBANK focused on investments in Internet companies in China. Matsushita Communication Industrial Co., Ltd. is a major supplier of radio and terminal equipment for the PAS system, and is also an investor and has funded custom developments related to the WACOS system. Mitsubishi Electric Corporation has also invested in our company. Affiliates of the Guangdong and Zhejiang Telecommunications Administrations are our manufacturing joint venture partners in China. NEC Corporation is marketing our AN-2000 system under a private label worldwide. HFCL is our partner in manufacturing and sales in India. We have strategic technology partnership agreements with Zaffire, Inc. which provides a DWDM optical networking platform, and with Foundry Networks, Inc. which provides Gigabit Ethernet and Fast Ethernet switching technology as well as Layer 2 & 3 switching.

COMPETITION

    We face intense competition in our target markets and expect competition to increase. Our principal competitors in our various product lines include:

    - PAS: Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment.

    - AN-2000: Advanced Fibre Communications, Inc.; Alcatel Alsthom CGE, S.A.; Huawei Technology Co., Ltd.; Lucent; NEC Corporation; and Zhongxing.

    - WACOS SYSTEM: Alcatel; Cisco Systems, Inc.; Clarent Corporation; Ericsson LM Telephone Co.; Huawei; Lucent; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Nuera Communications, Inc.; Siemens AG; and Vienna Systems Corp.

    We are increasingly facing competition from domestic companies in China. We believe that our strongest competition in the future may come from these companies, many of which operate under lower cost structures and more favorable governmental policies and have much larger sales forces than we do. Furthermore, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may also be able to offer significant financing arrangements to service providers, in some cases facilitated by government policies, which is a competitive advantage in selling systems to service providers with limited financial and currency resources. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, financial condition and results of operations.

    Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, including Telecommunications Administrations, Telecommunications Bureaus and other local organizations, to increase the ability of their products to address the needs of prospective customers in our target markets. Accordingly, alliances among competitors or between competitors and third parties may emerge and rapidly acquire significant market share. To remain competitive, we believe that we must continue to partner with Telecommunications Administrations and other local organizations, maintain a high level of investment in research and development and in sales and marketing, and manufacture and deliver products to service providers on a timely basis and without significant defects. If we fail to meet any of these objectives, our business, financial condition and results of operations could be harmed.

    The introduction of inexpensive wireless telephone service or other competitive services in China may also have an adverse impact on sales of our PAS system in China. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures in the future will not materially adversely effect our business, financial condition and results of operations.

    We believe that the principal competitive factors affecting the market for our network access products include:

    - total initial cost of solution;

    - short delivery and installation intervals;

    - design and installation support;

    - ease of integration with the backbone network;

    - flexibility in supporting multiple interfaces and services;

    - life-cycle cost determined by reliability; and

    - manageability of the solution and scalability.

    We believe we have in the past generally competed favorably with offerings of our competitors on the basis of these factors. However, we may not be able to compete effectively against current and future competitors based on these or any other competitive factors in the future, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

    Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. We presently hold one U.S. patent for existing products. The term of the patent will expire as late as the year 2016, depending on whether we maintain the patent for the whole term. We have submitted fifteen U.S. patent applications and eight foreign patent applications. We cannot assure you that any of our patent applications will be granted or that any patents issued will cover the scope of the claims sought in the applications. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Moreover, we have applied for but have not yet obtained patents in China. We can give no assurance that we will be able to obtain patents in China on our products or the technology that we use to manufacture our products. Our joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. Under the terms of our joint venture agreements, any modifications or enhancements to or derivatives of our intellectual property developed by the joint ventures will be owned by the joint ventures. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the legal systems of some foreign countries, including China, do not protect our proprietary rights to the same extent as does the legal system of the United States. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Furthermore, policing the unauthorized use of our products is difficult. Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could significantly harm our business.

    The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and in various jurisdictions that are important to our business. Any claims asserting that our products infringe or may infringe proprietary rights of third parties, if determined adversely to us, could significantly harm our business. Any claims, with or without merit, could be time-consuming, result in costly litigation, divert the efforts of our technical and management personnel, cause product shipment delays or require us to enter into royalty or licensing agreements, any of which could significantly harm our business. Royalty or licensing agreements, if required, may not be available on terms acceptable to us, if at all. In the event a claim against us was successful and we could not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign our products to avoid infringement, our business would be significantly harmed.

EMPLOYEES

    As of December 31, 2000, we employed a total of 1,573 full-time employees. We also from time to time employ part-time employees and hire contractors. Of the total number of full-time employees, 653 are in research and development, 204 in manufacturing, 573 in marketing, sales and support, and 143 in administration. We have 1,354 employees located in China, 211 employees located in the United States, and 8 employees in other countries. In addition to our total full-time employees, the Guangdong manufacturing joint venture has 110 employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2--FACILITIES

LOCATION                                    FUNCTIONS              SQUARE FOOTAGE   DATE OF LEASE EXPIRATION
--------                         --------------------------------  --------------   ------------------------
HEADQUARTERS Alameda, CA          Administration, Sales/Customer
                                      Support, Research and
                                           Development                 25,576           January, 2003

Iselin, NJ                       Sales/Customer Support, Research
                                         and Development               27,238            July, 2002

Shenzhen, China                      Research and Development          16,060            June, 2002

Hefei, China                         Research and Development           2,153            July, 2001

Hangzhou, China                   Administration, Sales/Customer
                                     Support, Engineering and
                                          Manufacturing                83,926            March, 2002

Hangzhou, China                   Administration, Sales/Customer
                                      Support, Research and
                                  Development, and Manufacturing       89,340          February, 2002

Huizhou, China                            Manufacturing                44,250          December, 2001

Beijing, China                          UTSC Headquarters
                                  Administration, Sales/Customer
                                             Support                   15,995             May, 2001

Shanghai, China                       Sales/Customer Support            5,070          December, 2002

Wuhan, China                          Sales/Customer Support              753            March, 2002

Guangzhou, China                      Sales/Customer Support            5,856            April, 2001

Chengdu, China                        Sales/Customer Support            1,851          December, 2001

Jinan, China                          Sales/Customer Support              750            March, 2001

Kunming, China                        Sales/Customer Support            2,676          February, 2003

Xian, China                           Sales/Customer Support            3,604          December, 2002

Shenyang, China                       Sales/Customer Support            3,122             May, 2003

Fuzhou, China                         Sales/Customer Support            6,030            June, 2002

Zhengzhou, China                      Sales/Customer Support            2,420           October, 2001

Taipei, Taiwan                        Sales/Customer Support            1,300             May, 2001

Hong Kong, China                      Sales/Customer Support              800            June, 2002

    We have entered a 50-year lease for approximately 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. We are currently in the planning process of completing a design layout and preparing a construction cost estimate for a manufacturing facility. Once the planning is completed, our Board of Directors will then decide on the actual building of the manufacturing facility. In addition, as we expand into markets outside of Mainland China, our facility needs may increase according to business needs.

ITEM 3--LEGAL PROCEEDINGS

    We may become involved in legal proceedings from time to time in the ordinary course of business. As of the date of this report, we are not involved in any material legal proceedings.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS

    The following table sets forth certain information regarding our executive officers as of December 31, 2000:

NAME                                     AGE                              POSITION
----                                   --------   --------------------------------------------------------
Hong Liang Lu                             46      President, Chief Executive Officer and Director

Ying Wu                                   41      Vice Chairman of the Board of Directors, Executive Vice
                                                    President and Chief Executive Officer, China
                                                    Operations

Michael Sophie                            43      Vice President of Finance, Chief Financial Officer and
                                                    Assistant Secretary

Bill Huang                                38      Vice President, Chief Technology Officer

Shao-Ning J. Chou                         38      Executive Vice President and Chief Operating Officer,
                                                    China Operations

Paul Berkowitz                            48      Vice President, International Sales

Gerald Soloway                            52      Vice President, Engineering

    HONG LIANG LU has been our President and Chief Executive Officer and a director since June 1991. Mr. Lu co-founded UTStarcom under its prior name, Unitech Telecom, Inc., in June 1991, which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu was President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. From 1983 until its merger with Kyocera in 1986, he was President and Chief Executive Officer of Unison
World, Inc., a software development company. From 1979 to 1983 he was Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

    YING WU has been our Executive Vice President and Vice Chairman of the Board of Directors since October 1995. Mr. Wu has also been the President and Chief Executive Officer of one of our subsidiaries, UTStarcom China, since
October 1995. From February 1991 to September 1995, Mr. Wu was a co-founder and Senior Vice President of StarCom Network Systems, Inc., a company that marketed and distributed third party telecommunications equipment. From 1988 to 1991, Mr. Wu was a member of the staff of Bellcore Laboratories. From 1987 through 1988, Mr. Wu was a consultant at AT&T Bell Labs. He holds a B.S. in Electrical Engineering from Beijing Industrial University and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

    MICHAEL SOPHIE has been our Vice President of Finance and Chief Financial Officer since August 1999. Prior to joining our company, Mr. Sophie held executive positions at P-Com, Inc. from August 1993 to August 1999 as Vice President Finance, Chief Financial Officer and Group President. From 1989 through 1993, Mr. Sophie was Vice President of Finance at Loral Fairchild Corporation. He holds a B.S. degree from California State University, Chico and an M.B.A. from the University of Santa Clara.

    BILL HUANG has been our Chief Technology Officer since September 1999. From December 1996 to September 1999, he was our Vice President of Strategic Product Planning. From June 1995 to December 1996, Mr. Huang served as our Vice President, China Operations. From 1994 to June 1995, Mr. Huang was our Director, Engineering. From 1992 to 1994, he was a Member of the Technical Staff and Project Leader at AT&T Systems. Mr. Huang serves on the board of Shenzhen Gin De (Group) Ltd., a real estate investment company in China. Mr. Huang holds a B.S. in Electrical Engineering from Huazhong University of Science & Technology, and an M.S. in Electrical Engineering and Computer Sciences from the University of Illinois.

    SHAO-NING J. CHOU has been our Executive Vice President and Chief Operating Officer of China Operations since January 1999. From March 1997 to
December 1998, he was Vice President of China Operations and from July 1996 to March 1997, he served as Vice President of Engineering. From March 1995 to
June 1996, he was Director of Engineering for wireless systems and software with Lucent Technologies Microelectronics IC group. From April 1993 to March 1995, he was a Technical Manager for the Global Wireless product group with AT&T consumer products where he led multiple development teams for handset and wireless personal base station products. From July 1985 to April 1993, Mr. Chou was team leader and a member of the technical staff for advanced digital communication research in AT&T Bell Laboratories where he led and engaged in data communication equipment and multimedia product development. Mr. Chou holds a B.S. in Electrical Engineering from City College of New York, an M.S. in Engineering from Princeton University and an M.B.A. from the State University of New Jersey, Rutgers.

    PAUL BERKOWITZ has been our Vice President of International Sales since November 1998. From July 1996 to November 1998, he was our Vice President of Product Management & Planning, and from December 1995 to June 1996, he served as our Vice President of Engineering. From 1994 to 1995, Mr. Berkowitz was Director of Application Software of AT&T Network Systems where he managed, among other things, an international team in marketing, architecture, and development of software involving a portfolio of advanced GUI and client-server products for telecommunications services. Between 1992 and 1994, he led the planning and development effort for a 1 Gigabit/sec Asynchronous Transfer Mode switch support Wide Area Network services including TDM and Frame Relay in the AT&T Paradyne Unit. Mr. Berkowitz has been granted four patents and holds a B.S. and an M.S. in Electrical Engineering from Columbia University.

    GERALD SOLOWAY has been our Vice President of Engineering since
January 1999. From April 1998 to January 1999, he served as our Director of Strategic Marketing. Prior to this, Dr. Soloway worked for Lucent Technologies, formerly Bell Labs, for 29 years. At Lucent, Dr. Soloway held executive positions in Consumer Products, Business Terminal Development, PBX Systems Engineering, Key System Development and Access Systems Development. He holds a Ph.D. from Polytechnic Institute of New York, an M.S. from New York University, and a B.S. from Cooper Union, all in Electrical Engineering. Dr. Soloway also holds seven patents in communications and computer graphics technology.

                                    PART II

ITEM 5-- MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

FISCAL 2000                                                    HIGH       LOW
-----------                                                  --------   --------
First Quarter from March 3, 2000...........................  $ 93.50     $41.00
Second Quarter.............................................  $79.625     $16.75
Third Quarter..............................................  $ 32.88     $18.00
Fourth Quarter.............................................  $ 23.00     $12.31

    Our common stock has been traded in The Nasdaq Stock Market under the symbol UTSI since our initial public offering on March 3, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on The Nasdaq National Market for the periods indicated. As of December 31, 2000 we had approximately 250 stockholders of record.

    To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock.

    We raised net proceeds of $189.4 million from our initial public offering on March 3, 2000. As of December 31, 2000, we had not used any of the net proceeds and the entire amount of net proceeds remains in our cash and cash equivalents and short-term investments accounts. The net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. At December 31, 2000, there are no material agreements or commitments with respect to any acquisition or investment activities.

ITEM 6--SELECTED FINANCIAL DATA

    You should read the selected financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Financial Statements and the Notes thereto included elsewhere in this report. Historical results are not necessarily indicative of results that may be expected for any future period.

                                                                            YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................................  $368,646   $187,516   $105,167   $75,597    $35,542
Cost of sales (includes deferred stock compensation expense
  of $90, $12, $0, $0 and $0)...............................   240,465    112,703     64,142    48,795     22,322
                                                              --------   --------   --------   -------    -------
Gross profit................................................   128,181     74,813     41,025    26,802     13,220
Operating expenses:
  Selling, general and administrative (includes deferred
    stock compensation expense of $4,676, $4,256, $390, $0
    and $0).................................................    48,055     35,122     23,211    21,211      8,042
  Research and development (includes deferred stock
    compensation expense of $6,795, $1,285, $22, $0 and
    $0).....................................................    41,452     18,648     14,681     8,941      3,899
  Amortization of intangible assets.........................     4,894        332        120        40         42
  In-process research and development.......................        --      3,992         --        --         --
                                                              --------   --------   --------   -------    -------
    Total operating expenses................................    94,401     58,094     38,012    30,192     11,983
Operating income (loss).....................................    33,780     16,719      3,013    (3,390)     1,237
Interest and other income (expenses)........................    10,829     (2,212)    (1,138)    2,033        858
Equity in net income (loss) of affiliated companies.........      (288)     1,348       (773)       73       (291)
                                                              --------   --------   --------   -------    -------
Income (loss) before income taxes and minority interest.....    44,321     15,855      1,102    (1,284)     1,804
Income tax expense..........................................    14,021        626      1,423       400        575
Minority interest in (earnings) loss of consolidated
  subsidiaries..............................................    (2,307)    (2,110)       914       301       (743)
                                                              --------   --------   --------   -------    -------
Income (loss) from continuing operations....................    27,993     13,119        593    (1,383)       486
Income (loss) from discontinued operations..................        --     (1,656)      (893)    1,413        301
                                                              --------   --------   --------   -------    -------
Net income (loss)...........................................    27,993     11,463       (300)       30        787
Preferred stock dividend....................................        --         --         --        --     (1,097)
Beneficial conversion feature of Series F preferred stock...        --    (29,977)        --        --         --
Cumulative effect on prior years of the application of SAB
  101 "Revenue Recognition in Financial Statements".........      (980)        --         --        --         --
                                                              --------   --------   --------   -------    -------
Net income (loss) applicable to common stockholders.........  $ 27,013   $(18,514)  $   (300)  $    30    $  (310)
Earnings (loss) per share:
Basic.......................................................  $   0.34   $  (2.13)  $  (0.04)  $    --    $ (0.04)
                                                              ========   ========   ========   =======    =======
Diluted.....................................................  $   0.27   $  (2.13)  $     --   $    --    $ (0.04)
                                                              ========   ========   ========   =======    =======
Proforma amounts assuming application of SAB101 "Revenue
  Rocognition in Financial Statements" is applied
  retroactively:
Net income (loss) applicable to common stockholders.........  $ 27,993   $(19,494)  $   (300)  $    30    $  (310)
Earnings (loss) per share:
Basic.......................................................  $   0.35   $  (2.25)  $  (0.04)  $    --    $ (0.04)
                                                              ========   ========   ========   =======    =======
Diluted.....................................................  $   0.27   $  (2.25)  $     --   $    --    $ (0.04)
                                                              ========   ========   ========   =======    =======
Shares used in per share calculations:
Basic.......................................................    79,696      8,678      7,582     7,320      8,344
                                                              ========   ========   ========   =======    =======
Diluted.....................................................   101,867      8,678     77,050     7,320      8,344
                                                              ========   ========   ========   =======    =======

                                                                               AS OF DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...................................  $149,112   $87,364    $17,626    $35,049    $18,246
Working capital.............................................   369,861   126,637     57,416     59,076     34,382
Total assets................................................   591,837   271,788    142,121    101,097     49,610
Total short-term debt.......................................    43,381    43,338     38,426      1,579      1,127
Long-term debt..............................................    12,048        --         --         --         --
Convertible preferred stock.................................        --        --         --         --     39,912
Total stockholders' equity..................................   412,319   165,720     72,336     72,513     39,519

ITEM 7-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    We incorporated in Delaware as Unitech Industries Inc. in 1991. Since our incorporation, we have focused our resources on developing products for China's communications market. We shipped our first network access products in 1993. In 1994, we changed our name to Unitech Telecom, Inc. In 1995, we acquired StarCom Network Systems, Inc. and changed our name to UTStarcom, Inc. During 1996, we introduced our advanced, V5.1 and V5.2 compliant, multi-service network access product, the AN-2000. Late in 1996, we introduced our PAS wireless access system. In December 1999, we completed the acquisition of Wacos, Inc., a research and development subsidiary that develops IP-based switching systems. As part of our business operations in China, we have established a wholly owned subsidiary and three joint ventures in that country.

    To date, we have derived substantially all of our revenues from sales of communications equipment to service providers in China. Each of the Telecommunications Bureaus to whom we sell our equipment in China is part of the China Telecom system and subject to its ultimate control. However, equipment purchasing decisions are generally made at the individual Telecommunications Bureau level. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period-to-period.

    Almost 99% of our sales for the twelve months ended December 31, 2000 were made in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

    We sell our products in China through a direct sales force. The evaluation period for our products may span a year or more. Revenue from sales of equipment is recognized on delivery when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured. Revenue recognition from equipment sales with installations are recognized on final acceptance when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured. Where multiple elements exist, revenue is allocated to the different elements based upon verifiable objective evidence and recognized on completion of the element.

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

    In connection with the grant of stock options to some of our employees, we recorded net deferred compensation of $2.4 million during 2000 and $15.9 million during 1999, representing the difference between the deemed fair value of common stock for accounting purposes and the option exercise price for these options at the date of grant. In connection with grants to non-employees during 1999, we recorded deferred compensation of $7.4 million. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. We recorded stock compensation expense of approximately
$11.6 million during 2000 and $5.6 million during 1999. At December 31, 2000, approximately $6.5 million remained to be amortized.

    Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China and our acquisition of the minority interest in our Wacos, Inc. subsidiary.

    Consolidated equity in net income (loss) of affiliated companies comprises our share of the earnings from our Guangdong manufacturing subsidiary, which is accounted for using the equity method as the Company does not have voting control over all significant matters.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales represented by certain items reflected in our consolidated statements of operations:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
PERCENTAGE OF NET SALES:
Net sales...................................................   100.0%     100.0%     100.0%
Cost of sales...............................................    65.2       60.1       61.0
                                                               -----      -----      -----
Gross profit................................................    34.8       39.9       39.0
Operating expenses:
  Selling, general and administrative.......................    13.1       18.7       22.1
  Research and development..................................    11.2       10.0       13.9
  Amortization of intangible assets.........................     1.3        0.2        0.1
  In-process research and development.......................      --        2.1         --
                                                               -----      -----      -----
    Total operating expenses................................    25.6       31.0       36.1
Operating income............................................     9.2        8.9        2.9
Interest and other income (expenses)........................     2.9       (1.2)      (1.1)
Equity in net income (loss) of affiliated companies.........    (0.1)       0.7       (0.7)
                                                               -----      -----      -----
Income before income taxes and minority interest............    12.0        8.4        1.1
Income tax expense..........................................     3.8        0.3        1.4
Minority interest in (earnings) loss of consolidated
  subsidiaries..............................................    (0.6)      (1.1)       0.9
                                                               -----      -----      -----
Income from continuing operations...........................     7.6        7.0        0.6
Loss from discontinued operations...........................      --       (0.9)      (0.8)
                                                               -----      -----      -----
Net income (loss) before cumulative effect..................     7.6        6.1       (0.2)
Beneficial conversion feature of Series F preferred stock...              (16.0)
Cumulative effect on prior years of the application of SAB
  101 "Revenue Recognition in Financial Statements".........    (0.3)        --         --
                                                               -----      -----      -----
Net income (loss) applicable to common stockholders.........     7.3%      (9.9)%     (0.2)%

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

NET SALES. Our net sales increased 96.6% to $368.6 million in 2000 from $187.5 million in 1999. This increase was primarily due to an increase in sales volume of our PAS system. In 2000, sales to Hangzhou Telecommunications Bureau accounted for 12.1% of our net sales. In 1999, sales to Xian Telecommunications Bureau and Kunming Telecommunications Bureau accounted for 30.2% and 10.7% of our net sales, respectively.

GROSS PROFIT. Gross profit increased 71.3% to $128.2 million in 2000 from $74.8 million in 1999. Gross profit, as a percentage of net sales, decreased to 34.8% in 2000 from 39.9% in 1999. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets, which comprised 28.9% of sales in 2000 compared to 9.6% in 1999.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 36.8% to $48.1 million in 2000 from $35.1 million in 1999. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased to 13.1% in 2000 from 18.7% in 1999. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 122.3% to $41.5 million in 2000 from $18.6 million in 1999. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts, and non-cash stock compensation expense which increased to $6.8 million in 2000 from $1.3 million in 1999. Stock compensation expense is related to certain stock option grants to employees and non-employees that we are amortizing over the periods of the applicable options. As a percentage of net sales, research and development expenses increased to 11.2% in 2000 from 10.0% in 1999. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $4.9 million in 2000 from $0.3 million in 1999. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In-process research and development costs resulted from our acquisition of the non-affiliated minority interest in our Wacos, Inc., subsidiary in December 1999. The aggregate purchase price of Wacos, Inc. was approximately $28.0 million which, based upon an independent appraisal by Willamette Management Associates of all the assets acquired and liabilities assumed, was allocated to the specifically identifiable tangible and intangible assets acquired. Intangible assets included approximately
$4.0 million of in-process research and development which was charged to operations in December 1999, $0.2 million of assembled workforce and approximately $23.6 million of excess purchase price over the fair market values of the tangible and identified intangible assets, which is being amortized over periods of three to five years.

INTEREST INCOME (EXPENSES), NET. Net interest income was $8.9 million in 2000 and net interest expenses were $1.0 million in 1999. The increase in interest income was primarily due to increased interest income from higher average cash balances as a result of the completion of our initial public offering in March 2000 and sale of our preferred stock in November and December 1999.

OTHER INCOME (EXPENSES), NET. Net other income was $1.9 million in 2000 and net other expenses were $1.2 million in 1999. The increase in other income was primarily due to a one-time gain on non-trade receivables which related to receipts of balances previously considered uncollectible.

EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES. Consolidated equity in net loss of affiliated companies was $0.3 million in 2000 and consolidated equity in net income of affiliated companies was $1.3 million in 1999. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

INCOME TAX EXPENSES. Income tax expenses were $14.0 million in 2000 and $0.6 million in 1999. The increase in the income tax expenses was due to our increasing income.

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. Minority interest in earnings of consolidated subsidiaries was $2.3 million in 2000 and $2.1 million in 1999. The change between the two periods was primarily due to the increased profitability at our Zhejiang manufacturing subsidiary.

BENEFICIAL CONVERSION FEATURE. The issuance of Series F preferred stock in 1999 included a beneficial conversion feature pursuant to which the preferred shares converted into common shares on a one-for-one basis at a price below the expected offering price upon the completion of our initial public offering. This resulted in a charge to net income in 1999 of approximately $30.0 million, reducing diluted earnings per share available to common stockholders by $3.45.

CUMULATIVE EFFECT. Effective January 1, 2000, we adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, we changed the way we recognize revenue in certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. In light of the guidance issued in SAB 101, we changed our method of revenue recognition to the point of contractual final acceptance. In addition, certain contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. Due to these changes, we recorded a cumulative adjustment in first quarter 2000 of $1.0 million (net of income taxes of $0) or $0.01 per share, basic and diluted. The impact in 2000 of adopting SAB 101 was to reduce net income before the cumulative effect of the accounting change by $0.3 million with no effect on basic or diluted net income per share.

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

NET SALES. Our net sales increased 78.2% to $187.5 million in 1999 from $105.2 million in 1998. This increase was primarily due to an increase in sales volume of our PAS system. In 1999, sales to Xian Telecommunications Bureau and Kunming Telecommunications Bureau accounted for 30.2% and 10.7% of our net sales, respectively. In 1998, no customers accounted for over 10% of our net sales.

GROSS PROFIT. Gross profit increased 82.4% to $74.8 million in 1999 from $41.0 million in 1998. Gross profit, as a percentage of net sales, increased to 39.9% in 1999 from 39.0% in 1998. The increase in gross profit, as a percentage of net sales, was primarily due to manufacturing economies of scale and significant increases in sales of higher margin network access products and a shift in product mix toward higher margin network access products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 51.3% to $35.1 million in 1999 from $23.2 million in 1998. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities, and non-cash stock compensation expense which increased to $4.3 million in 1999 from $0.4 million in 1998. Selling, general and administrative expenses as a percentage of net sales decreased to 18.7% in 1999 from 22.1% in 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 26.5% to $18.6 million in 1999 from $14.7 million in 1998. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts, and non-cash stock compensation expense which increased to $1.3 million in 1999 from $22,000 in 1998. As a percentage of net sales, research and development expenses decreased to 10.0% in 1999 from 13.9% in 1998. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $0.3 million in 1999 from $0.1 million in 1998. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In-process research and development costs resulted from our acquisition of the non-affiliated minority interest in our Wacos, Inc., subsidiary in December 1999. The aggregate purchase price of Wacos, Inc. was approximately $28.0 million which, based upon an independent appraisal by Willamette Management Associates of all the assets acquired and liabilities assumed, was allocated to the specifically identifiable tangible and intangible assets acquired. Intangible assets included approximately
$4.0 million of in-process research and development which was charged to operations in December 1999, $0.2 million of assembled workforce and approximately $23.6 million of excess purchase price over the fair market values of the tangible and identified intangible assets, which is being amortized over periods of three to five years.

INTEREST INCOME (EXPENSES), NET. Net interest expenses were $1.0 million in 1999 and $0.1 million in 1998. The increase in interest expense was primarily due to increased interest charges on higher average debt balances combined with decreased interest income from lower average cash balances.

OTHER INCOME (EXPENSES), NET. Net other expenses were $1.2 million in 1999 and $1.0 million in 1998. The 1999 other expense was primarily due to a loss on asset sales. The 1998 other expense was primarily due to a loss on one investment.

EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES. Consolidated equity in net income of affiliated companies was $1.3 million in 1999 and consolidated equity in net loss of affiliated companies was $0.8 million in 1998. The change between the two periods was primarily due to the increase of net income at our Guangdong manufacturing subsidiary.

INCOME TAX EXPENSES. Income tax expenses were $0.6 million in 1999 and $1.4 million in 1998. The decrease in income tax expenses was due to required adjustments to our deferred tax asset valuation allowance, and also reflected tax incentives and a one-time tax refund of $0.4 million in China in 1999.

MINORITY INTEREST IN (EARNINGS) LOSS OF CONSOLIDATED SUBSIDIARIES. Minority interest in earnings of consolidated subsidiaries was $2.1 million in 1999 and minority interest in loss of consolidated subsidiaries was $0.9 million in 1998. The change between the two periods was primarily due to the increased profitability at our Zhejiang manufacturing subsidiary.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $1.7 million in 1999 compared to $0.9 million in 1998.

BENEFICIAL CONVERSION FEATURE. The issuance of Series F preferred stock in 1999 included a beneficial conversion feature pursuant to which the preferred shares converted into common shares on a one-for-one basis at a price below the expected offering price upon the completion of our initial public offering. This resulted in a charge to net income in 1999 of approximately $30.0 million, reducing diluted earnings per share available to common stockholders by $3.45.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations through the sales of preferred stock, bank lines of credit and our initial public offering in March 2000. In November and December 1999, we secured private equity financing totaling $55.0 million. In March 2000, we raised $189.4 million in net proceeds from our initial public offering. In April 2000, we made a payment of $8.7 million to SOFTBANK to repay a stockholder loan. In July 2000, we established a line of credit with Commercial Bank of Hangzhou to borrow up to $24.1 million. As of December 31, 2000, we have borrowed
$12.0 million under this line of credit and classified this $12.0 million borrowings as long-term debt. As of December 31, 2000, we had working capital of $369.9 million, including $149.1 million in cash and cash equivalents, $83.9 million of short-term investments and $43.4 million of Renminbi-denominated bank borrowings.

    We have invested $8.0 million and may invest up to an additional
$7.0 million in an investment fund established by SOFTBANK focused on investments in Internet companies in China. Our investment constitutes 10% of the funding for Softbank China Holdings Pte., Ltd. ("Softbank China"), with SOFTBANK contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of our employees is employed by the fund. One of our directors serves as the Chief Executive Officer of the fund, and our Chief Executive Officer is the chairman of the board of the fund. We are not obligated to pay, nor do we receive, any fees in connection with services provided to the fund. We do not know what material fees will be paid to or by SOFTBANK or any other parties in connection with services provided to the fund. Many of the fund's investments will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. As a result, we may experience losses in connection with this investment in Softbank China.

    Net cash used in operations in 2000 of $46.2 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $60.7 million, $81.1 million and $4.9 million, respectively. The uses of cash were partially offset by depreciation and amortization expense of $9.5 million, amortization of deferred stock compensation expense of $11.6 million, and an increase in accounts payable, income taxes payable and other current liabilities and deferred revenue of $14.1 million, $5.9 million and $28.0 million, respectively.

    Net cash used in investing activities in 2000 of $111.4 million was primarily due to acquisition of property, plant and equipment of $19.5 million, our $8.0 million investment in Softbank China, and the purchase of short-term investments of $83.8 million.

    Net cash provided by financing activities in 2000 of $219.3 million was primarily due to net proceeds of $198.2 million from the issuance of common stock through our initial public offering and exercise of stock options, and net proceeds of $20.8 million from borrowing under our lines of credit.

    Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of December 31, 2000 is approximately $10.6 million.

    We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS
No. 133 until fiscal years beginning after June 15, 2000. We adopted SFAS
No. 133 on January 1, 2001, and the adoption is not expected to materially impact the financial statements.

    In September 2000, the FASB issued SFAS No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We adopted SFAS No. 140 on
January 1, 2001, and the adoption is not expected to materially impact the financial statements.

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

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT

    As of December 31, 2000, we had an accumulated deficit of approximately
$7.8 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to sustain profitability. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and a fixed cost structure which could limit our ability to respond to declining revenues. Although our sales have grown in recent quarters, our past results should not be relied on as indications of our future performance. We cannot assure you that we will be able to remain profitable in future periods.

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED PRICES, REVENUES AND MARKET SHARE

    We face intense competition in our target markets and expect competition to increase. Our principal competitors in our various product lines include:

    - PAS: Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment.

    - AN-2000: Advanced Fibre Communications, Inc.; Alcatel Alsthom CGE, S.A.; Huawei Technology Co., Ltd.; Lucent; NEC Corporation; and Zhongxing.

    - WACOS SYSTEM: Alcatel; Cisco Systems, Inc.; Clarent Corporation; Ericsson LM Telephone Co.; Huawei; Lucent; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Nuera Communications, Inc.; Siemens AG; and Vienna Systems Corp.

    We are increasingly facing competition from domestic companies in China. We believe that our strongest competition in the future may come from these companies, many of which operate under lower cost structures and more favorable governmental policies and have much larger sales forces than we do. Furthermore, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may also be able to offer significant financing arrangements to service providers, in some cases facilitated by government policies, which is a competitive advantage in selling systems to service providers with limited financial and currency resources. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, financial condition and results of operations.

    Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, including Telecommunications Administrations,

Telecommunications Bureaus and other local organizations, to increase the ability of their products to address the needs of prospective customers in our target markets. Accordingly, alliances among competitors or between competitors and third parties may emerge and rapidly acquire significant market share. To remain competitive, we believe that we must continue to partner with Telecommunications Administrations and other local organizations, maintain a high level of investment in research and development and in sales and marketing, and manufacture and deliver products to service providers on a timely basis and without significant defects. If we fail to meet any of these objectives, our business, financial condition and results of operations could be harmed.

    The introduction of inexpensive wireless telephone service or other competitive services in China may also have an adverse impact on sales of our PAS system in China. We cannot assure you that we will be able to compete successfully against current or future competitors or that competitive pressures in the future will not materially adversely effect our business, financial condition and results of operations.

    We believe that the principal competitive factors affecting the market for our network access products include:

    - total initial cost of solution;

    - short delivery and installation intervals;

    - design and installation support;

    - ease of integration with the backbone network;

    - flexibility in supporting multiple interfaces and services;

    - life-cycle cost determined by reliability; and

    - manageability of the solution and scalability.

    We believe we have in the past generally competed favorably with offerings of our competitors on the basis of these factors. However, we may not be able to compete effectively against current and future competitors based on these or any other competitive factors in the future, and the failure to do so would have a material adverse effect on our business, financial condition and results of operations.

THE SUCCESS OF OUR BUSINESS DEPENDS ON A RELATIVELY SMALL NUMBER OF LARGE SYSTEM DEPLOYMENTS, AND ANY CANCELLATION, REDUCTION OR DELAY IN THESE DEPLOYMENTS COULD HARM OUR BUSINESS

    Our business is characterized by large system deployments for a relatively small number of service providers. In 2000, one customer, Hangzhou Telecommunications Bureau, accounted for 12.1% of our net sales. Our dependence on large system deployments makes our ability to provide systems in a timely and cost-effective manner critically important to our business. We have in the past experienced delays and encountered other difficulties in the installation and implementation of our systems. Various factors could cause future delays, including technical problems and the shortage of qualified technicians. Any delays or difficulties in deploying our systems, or the cancellation of any orders by service providers, could significantly harm our business.

WE DO NOT HAVE SOME OF THE LICENSES WE ARE REQUIRED TO HAVE TO SELL OUR NETWORK ACCESS PRODUCTS IN CHINA

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

    The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Accordingly, we have obtained an opinion from our counsel in China as to which licenses we are required to obtain. Based upon this counsel's advice, we believe that we have obtained the required network access licenses for our AN-2000 system, bundled OMUX product and standard OMUX product. We have applied for a network access license for our PAS system. In June 2000, the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. Our PAS system will continue to be allowed in China's county-level cities and counties, which are our primary markets for our PAS system. In large and medium-sized cities, our PAS system may be used on a limited basis where there is a high concentration of population, such as communities, commercial buildings and special development zones. New city-wide PAS system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for our PAS system. However, we do not yet have this network access license and we cannot provide any assurance that such a license will be issued for our PAS system. In addition, there is no assurance that the Ministry of Information Industry will not conduct any further review/evaluation of PHS-based equipment or change its order regarding PHS-based systems in the future. We have also applied for network access licenses for other products which we are no longer manufacturing but had previously sold to service providers in China. Network access licenses will be required for any additional products that we may develop for sale in China, including our WACOS system. Based upon verbal inquiries made by our counsel in China to the Ministry of Information Industry, we believe that for products which we sold before January 1, 1999, such as the PAS system, no penalties will be imposed by the Ministry of Information Industry for sales we have made or will make during the period in which an application for a network access license is pending. However, our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while an application for a network access license is pending in a manner that is inconsistent with the verbal representation received by our counsel in China, either of which could have a material adverse effect on our business and financial condition.

    The State Council issued the Telecommunications Regulations of the People's Republic of China on September 25, 2000 ("Telecom Regulations"). The Telecom Regulations restate that the government implements license systems for telecommunications terminal equipment, wireless communications equipment and equipment used in network interconnection that is connected to public telecommunications networks. The above equipment must meet government standards, and a network access license must be obtained. The Telecom Regulations require that telecommunications equipment producers must ensure that the quality of the telecommunications equipment for which they have obtained a network access license is stable and reliable and they may not lower the quality or performance of their products. The State Council's product quality supervision department in concert with the Ministry of Information Industry shall perform spot checks to track and supervise the quality of telecommunications equipment for which a network access license has been obtained and publish the results of such spot checks. Because the Telecom Regulations are new and quite general and have not been further interpreted by the government, we have been unable to ascertain detailed guidance on the license system for telecommunications equipment connected to the network.

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

    Specifically, sales of our AN-2000 system outside of China depend, in part, on the adoption of the V5.2 standard in these markets. Additionally, sales of our Personal Access System, or PAS, the mobile component of our PAS wireless system, will depend in part upon consumer acceptance of the mobility limitations of this service. The introduction of inexpensive wireless telephone service or other competitive services in China may have a material adverse effect on sales of our PAS systems in China. If our existing or new products fail to achieve market acceptance for any reason, our business could be seriously harmed.

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

WE DEPEND ON SOME SOLE SOURCE AND OTHER KEY SUPPLIERS FOR HANDSETS, COMPONENTS AND MATERIALS USED IN OUR PRODUCTS, AND IF THESE SUPPLIERS FAIL TO PROVIDE US WITH ADEQUATE SUPPLIES OF HIGH QUALITY PRODUCTS AT COMPETITIVE PRICES, OUR COMPETITIVE POSITION, REPUTATION AND BUSINESS COULD BE HARMED

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

    In particular, an integral component of our PAS system is the handset used by subscribers to make and receive mobile telephone calls. Our inability to obtain a sufficient number of high quality handsets could severely harm our business. A worldwide shortage of handsets existed in 2000, and there continues to be a shortage in low-priced handsets, which we have found to be popular with many consumers in China. Although we have contracted with Japanese vendors to manufacture handsets under the UTStarcom label, we cannot assure you that they will be able to supply adequate quantities of handsets. Moreover, we must pay an import duty on each handset that we import into China, which may result in a competitive cost advantage for our competitors who produce handsets in China. As a result, we are evaluating various manufacturing alternatives within China. We are in the early stages of utilizing third parties to manufacture handsets for us in China. However, these manufacturers may be unable to produce adequate quantities of high-quality handsets to meet the demand of our customers. We continue to develop the capacity to manufacture our own handsets. However, we may be unsuccessful in our efforts to do so. Additionally, to comply with manufacturing regulations in China we will need to obtain components for our handsets from local sources. These sources may not be able to produce adequate quantities of components that meet our quality standards.

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

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS MARGIN PERCENTAGE OF NET SALES

    Our gross profit margin percentage of net sales varies among our product groups. Our gross margin percentage of net sales is generally higher on our access network system products and our gross margin percentage of net sales is significantly lower on our handset products. We also anticipate that the gross margin percentage of net sales may be lower for our newly developed products due to start-up costs and may improve as unit volumes increase and efficiency can be realized. Our overall gross margin percentage of net sales has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs. As a result of a growth in sales of handset products over the past few quarters, we have experienced a sustained product shift toward a greater percentage of handset products resulting in a decline in overall gross margin percentage of net sales. In addition, we expect to introduce new products in the future periods. As a result of these recent trends, a potential decrease in overall gross margin percentage of net sales may be experienced.

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

    Our operating results and cash flow depend on the operating results and cash flow of our subsidiaries and the payment of funds by those subsidiaries to us. These subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay dividends or otherwise provide financial benefits to us. Moreover, with respect to our Guangdong manufacturing joint venture, any payment of dividends to us must be agreed to by our joint venture partner, whose interests in receiving dividend distributions may not coincide with ours. In addition, applicable law in some countries including China limits the ability of a subsidiary to pay dividends for various reasons including the absence of sufficient distributable reserves. In the event of any insolvency, bankruptcy or similar proceedings, creditors of the subsidiaries would generally be entitled to priority over us with respect to assets of the affected subsidiary. In addition, because our joint venture partners in both Zhejiang and Guangdong provinces are affiliated with the provincial Telecommunications Administrations that operate the telecommunication networks in these areas, if we fail to maintain these joint ventures, sales to our customers located in these areas may decrease.

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

    Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. As of December 31, 2000, this Japanese Yen bank account is valued at $10.6 million.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

    We continually evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company.

WE MAY EXPERIENCE DIFFICULTY IN IDENTIFYING, FORMING AND MAINTAINING NEW BUSINESS VENTURES THAT ARE IMPORTANT TO THE DEVELOPMENT OF OUR BUSINESS, AND INVESTMENTS IN THESE VENTURES MAY NOT GENERATE RETURNS

    We have invested, and expect to continue to invest, significant capital in new business ventures that are important to the development of our business. We cannot assure you that we will be able to continue to identify suitable parties for new ventures and investments in the future. The failure to form or maintain new ventures, or to identify suitable investment opportunities, could significantly limit our ability to expand our operations. Many of our investments have been in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. Moreover, these new ventures or investments require significant management time and will present significant challenges. We cannot assure you that these activities will be successful or that we will realize returns on these activities. Additionally, if any venture or investment fails, our business could be negatively impacted.

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

BUSINESS INTERRUPTIONS COULD ADVERSELY AFFECT OUR BUSINESS

    Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our headquarters facility in the State of California is currently subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts continue or increase in severity, they could disrupt the operations at our headquarters. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

    Sales in China account for substantially all of our sales. Approximately $364.0 million, or 98.8%, of our sales in 2000, $186.1 million, or 99.3%, of our sales in 1999, and $102.9 million, or 97.9%, of our sales in 1998 occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 69.4% as of December 31, 2000, 53.7% as of

December 31, 1999 and 46.4% as of December 31, 1998 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

CHINA'S TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND HAS RECENTLY BEEN RESTRUCTURED, WHICH HAS LED TO UNCERTAINTY

    China's telecommunications industry is heavily regulated by the Ministry of Information Industry. The Ministry of Information Industry controls the 33 provincial Telecommunications Administrations that exercise regulatory responsibility over the telecommunications industries in their respective provinces. The Ministry of Information Industry has broad discretion and authority to regulate all aspects of the telecommunications and information technology industry in China including managing spectrum bandwidths, setting network equipment specifications and standards and drafting laws and regulations related to the electronics and telecommunications industries.

    As part of the Chinese government's industry restructuring initiatives, the regulatory functions of the Ministry of Information Industry and the Telecommunications Administrations were separated from the operational functions of the state-owned companies under their control. Following this separation, the Ministry of Information Industry acts exclusively as the industry regulator and will no longer manage the day-to-day operations of telecommunications service providers in China.

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

    The Telecom Regulations are deemed as the basic telecommunications regulations covering telecommunications services and market regulations, pricing, interconnection and connection, as well as telecommunications construction and security issues. Although we expect that the Telecom Regulations would have a positive effect on the overall development of the telecommunications industry in China, the enforcement and interpretation of these regulations by government authorities may negatively affect our business.

    The Ministry of Information Industry has broad discretion to apply standards in deciding what types of equipment may be connected to the national telecommunications networks, the forms and types of services that may be offered to the public and the content of material available in China over the Internet. If the Ministry of Information Industry sets standards with which we are unable to comply, our ability to sell product in China may be limited, resulting in substantial harm to our operations. For example, at the end of May 2000, we became aware of an internal notice, circulated within the Ministry of Information Industry, announcing a review of PHS-based telecommunications equipment for future installation into China's telecommunications infrastructure in which the Ministry of Information Industry requested service providers to temporarily halt new deployments of PHS-based telecommunications equipment, including our PAS system, pending conclusion of the Ministry of Information Industry review. Subsequently, at the end of June 2000, we learned that the Ministry of Information Industry had issued an internal notice concluding its review of PHS-based equipment and allowing the continued deployment of our PAS system in China's county-level cities and counties, the primary markets for our PAS system. In addition, deployments in large and medium-sized cities will be allowed on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones, however, new city-wide deployments of our PAS system will not be allowed in such large and medium-sized cities. Failure of the Ministry of Information Industry to allow the deployment of our PAS system in the future could have a material adverse effect on our business and financial condition.

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

MOST OF OUR CUSTOMERS IN CHINA ARE PART OF THE CHINA TELECOM SYSTEM AND ARE SUBJECT TO ITS ULTIMATE CONTROL

    Each of the local Telecommunications Bureaus in China which comprise most of our existing or potential customers is part of the China Telecom system and subject to its ultimate control. Accordingly, China Telecom may issue policy statements or make other decisions which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999 China Telecom prohibited all Telecommunications Bureaus from purchasing PHS systems, such as our PAS systems, which are classified as low-mobility wireless access systems for implementation in large cities. In June 2000, the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. Our PAS system will continue to be allowed in China's county-level cities and counties, which are our primary markets for our PAS system. In large and medium-sized cities, our PAS system may be used on a limited basis where there is a high concentration of population. New city-wide PAS system deployments will not be allowed in large and medium-size cities. As virtually all of our sales are generated from our operations in China, a change of this decision of China Telecom and the Ministry of Information Industry or other decisions by China Telecom and the Ministry of Information Industry could cause substantial harm to our business.

CHANGES IN TELECOMMUNICATIONS TARIFFS MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS

    In November 2000, the Ministry of Information Industryannounced significant changes in telephone rates in China. While long distance, international, leased line and Internet connection fees were cut by up to 70%, the rates for wireless access services, such as those delivered over our PAS system, were increased, from approximately $0.01 per minute to approximately $0.02 per minute. The increase in rates for wireless access services may result in a reduced demand for our PAS system and other wireless access products. Additionally, the Ministry of Information Industry may implement future rate changes for wireline or wireless services in China, any of which may lead to reduced demand for our systems and products and result in a material adverse effect on our business or results of operations.

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

CHINA'S EXPECTED ENTRY INTO THE WTO CREATES UNCERTAINTY AS TO THE FUTURE ECONOMIC AND BUSINESS ENVIRONMENTS IN CHINA

    China is expected to enter the WTO as early as some time in 2001. Although China has been reducing tariff levels over the past several years, entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. Whether or not China is accepted into the WTO, the impact on China's economy and our business is uncertain.

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

STOCK PERFORMANCE

OUR STOCK PRICE IS HIGHLY VOLATILE

    The trading price of our common stock has fluctuated significantly since our initial public offering in March 2000. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

    - actual or anticipated fluctuations in operating results;

    - changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;

    - our, or a competitor's, announcement of new products, services or technological innovations; and

    - the operating and stock price performance of other comparable companies.

    General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    UTStarcom is exposed to the impact of interest rate changes and changes in foreign currency exchange rates.

    INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market risk. Funds in excess of current operating requirements are invested in government sponsored entities notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

    The table below represents carrying amounts and related weighted-average interest rates of maturity of our investment portfolio at December 31, 2000:

(IN THOUSANDS, EXCEPT INTEREST RATES)
-------------------------------------
Cash and cash equivalents...................................  $149,112
Average interest rate.......................................       4.1%
Short-term investments......................................  $ 83,858
Average interest rate.......................................       6.7%
Total investment securities.................................  $232,970
  Average interest rate.....................................       5.0%

    FOREIGN EXCHANGE RATE RISK. We are exposed to foreign exchange rate risk because our sales to China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of December 31, 2000 is approximately $10.6 million.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                              --------
Financial Statements:
  Independent Accountants' Report...........................     54
  Consolidated Balance Sheets at December 31, 2000 and
    December 31, 1999.......................................     55
  Consolidated Statements of Operations for the years ended
    December 31, 2000, 1999, and 1998.......................     56
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 2000, 1999, and 1998...........     57
  Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999, and 1998.......................     58
  Notes to Consolidated Financial Statements................     59
  Pro Forma Combined Financial Information (Unaudited)......     81
  Unaudited Pro Forma Combined Statements of
    Operations--Year Ended December 31, 1999................     82
  Notes to Unaudited Pro Forma Combined Financial
    Information.............................................     83

                       REPORT OF INDEPENDENT ACCOUNTANTS:

    To the Board of Directors and Stockholders of UTStarcom, Inc.:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and cash flows present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries (the Company) at December 31, 2000 and 1999, and the results of their operations and of their cash flows for each of the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                               /s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 24, 2001

                                UTSTARCOM, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $149,112   $ 87,364
  Short-term investment.....................................    83,858         --
  Accounts receivable, net of allowances for doubtful
    accounts of $12,835 and $6,789 at December 31, 2000 and
    1999, respectively......................................   161,330     77,823
  Receivable from related parties...........................       406        892
  Inventories, net..........................................   118,995     55,204
  Other current assets......................................    17,674     10,109
                                                              --------   --------
Total current assets........................................   531,375    231,392
Property, plant and equipment, net..........................    21,999      8,168
Long-term investments.......................................    12,397      4,460
Goodwill and intangible assets, net.........................    20,238     25,132
Other long term assets......................................     5,828      2,636
                                                              --------   --------
  Total assets..............................................  $591,837   $271,788
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 44,564   $ 21,745
  Debt......................................................    43,381     34,593
  Debt to shareholder.......................................        --      8,745
  Income taxes payable......................................     7,170      2,985
  Deferred revenue..........................................    31,678      5,249
  Other current liabilities.................................    34,721     29,102
                                                              --------   --------
Total current liabilities...................................   161,514    102,419
                                                              --------   --------
Long-term debt..............................................    12,048         --

Minority interest in consolidated subsidiaries..............     5,956      3,649

Stockholders' equity:
Convertible preferred stock: $.00125 par value; authorized:
  99,200,000 shares; issued and outstanding 70,377,322 at
  December 31, 1999.........................................        --         88
Common stock: $.00125 par value; authorized: 250,000,000
  shares; issued and outstanding: 95,032,657 at December 31,
  2000 and 8,929,837 at December 31, 1999...................       120         13
Additional paid-in capital..................................   426,665    218,692
Deferred stock compensation.................................    (6,491)   (17,792)
Accumulated deficit.........................................    (7,808)   (34,821)
Notes receivable from shareholders..........................      (314)      (555)
Other comprehensive income..................................       147         95
                                                              --------   --------
Total stockholders' equity..................................   412,319    165,720
                                                              --------   --------
  Total liabilities and stockholders' equity................  $591,837   $271,788
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                                UTSTARCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $368,646   $187,516   $105,167
Cost of sales (includes stock compensation expense of $90,
  $12, and $0)..............................................   240,465    112,703     64,142
                                                              --------   --------   --------
Gross profit................................................   128,181     74,813     41,025
                                                              --------   --------   --------
Operating expenses:
  Selling, general and administrative expenses (includes
    stock compensation expense of $4,676, $4,256, $390).....    48,055     35,122     23,211
  Research and development expenses (includes stock
    compensation expense of $6,795, $1,285, and $22)........    41,452     18,648     14,681
  Amortization of intangible assets.........................     4,894        332        120
  In-process research and development costs.................        --      3,992         --
                                                              --------   --------   --------
Total operating expenses....................................    94,401     58,094     38,012
                                                              --------   --------   --------
Operating income............................................    33,780     16,719      3,013
Interest income.............................................    12,195      2,010      1,817
Interest expenses...........................................    (3,311)    (3,057)    (1,924)
Other income (expenses).....................................     1,945     (1,165)    (1,031)
Equity in net income (loss) of affiliated companies.........      (288)     1,348       (773)
                                                              --------   --------   --------
Income before income taxes, minority interest and cumulative
  effect of a change of accounting principle................    44,321     15,855      1,102
Income tax expense..........................................    14,021        626      1,423
                                                              --------   --------   --------
Income (loss) before minority interest......................    30,300     15,229       (321)
Minority interest in (earnings) loss of consolidated
  subsidiaries..............................................    (2,307)    (2,110)       914
                                                              --------   --------   --------
Income from continuing operations...........................    27,993     13,119        593
Loss from discontinued operations...........................        --     (1,656)      (893)
                                                              --------   --------   --------
Net income (loss) before cumulative effect of a change of
  accounting principle......................................    27,993     11,463       (300)
Cumulative effect of change in accounting principle, net of
  income taxes (note 3).....................................      (980)        --         --
                                                              --------   --------   --------
Net income (loss)...........................................    27,013     11,463       (300)
Beneficial conversion feature of Series F convertible
  preferred stock...........................................        --    (29,977)        --
                                                              --------   --------   --------
Net income (loss) applicable to common stockholders.........  $ 27,013   $(18,514)  $   (300)
                                                              ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) from continuing operations before cumulative
    effect of accounting change.............................  $   0.35   $  (1.94)  $   0.08
  Loss from discontinued operations.........................        --      (0.19)     (0.12)
  Cumulative effect of change in accounting principle.......     (0.01)        --         --
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.34   $  (2.13)  $  (0.04)
                                                              ========   ========   ========
Diluted earnings (loss) per share:
  Income (loss) from continuing operations before cumulative
    effect of accounting change.............................  $   0.28   $  (1.94)  $   0.01
  Loss from discontinued operations.........................        --      (0.19)     (0.01)
  Cumulative effect of change in accounting principle.......     (0.01)        --         --
                                                              --------   --------   --------
  Net income (loss).........................................  $   0.27   $  (2.13)  $  (0.00)
                                                              ========   ========   ========
Weighted average shares used in per-share calculation:
  --Basic...................................................    79,696      8,678      7,582
                                                              ========   ========   ========
  --Diluted.................................................   101,867      8,678     77,050
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                                UTSTARCOM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          CONVERTIBLE
                                                        PREFERRED STOCK            COMMON STOCK
                                                     ----------------------   ----------------------     ADDITIONAL
                                                       ISSUED       AMOUNT      SHARES       AMOUNT    PAID-IN-CAPITAL
                                                     -----------   --------   -----------   --------   ---------------
Balances, December 31, 1997........................   57,518,068     $ 72       9,807,006     $ 12        $ 88,393
Common stock issued upon exercise of options.......                               483,544        1             479
Stock dividend.....................................      945,850        1          54,150
Exchange of common for preferred stock.............    1,171,836        1      (1,171,836)      (1)
Deferred compensation related to grant of stock
  options to non-employees.........................                                                          1,041
Cancellation of non-employee stock options.........                                                           (612)
Amortization of deferred stock compensation related
  to grant of stock options to non-employees.......
Reacquired common stock............................                                                           (453)
Notes receivable from stockholders.................
Net loss...........................................
Other comprehensive income:
  Translation adjustment...........................
  Total comprehensive income.......................
                                                     -----------     ----     -----------     ----        --------
Balances, December 31, 1998........................   59,635,754       74       9,172,864       12          88,848
Common stock issued upon exercise of options.......                               548,219                      530
Reacquired common stock............................                                 7,692                       (7)
Stock reclassification.............................     (549,448)      (1)        549,448        1
Notes receivable from stockholders.................
Deferred stock compensation related to grant of
  stock options to employees.......................                                                         15,937
Amortization of deferred stock compensation........
Deferred stock compensation related to grant of
  stock options to non-employees...................                                                          7,391
Distribution to stockholders.......................                                                         (6,550)
Issuance of preferred stock, net of issuance costs
  of $41...........................................    6,152,106        8                                   49,951
Issuance of preferred stock for Wacos
  acquisition......................................    4,523,700        6                                   27,616
Preferred stock issued upon exercise of options....      615,210        1                                    4,999
Dividend related to beneficial conversion feature
  to issuance of Series F preferred stock in
  December 1999....................................                                                         29,977
Retirement of Treasury Stock.......................                            (1,348,386)
Net income.........................................
                                                     -----------     ----     -----------     ----        --------
Balances, December 31, 1999........................   70,377,322       88       8,929,837       13         218,692
Common stock issued upon Initial Public Offering
  net of expenses..................................                            11,500,000       14         189,391
Conversion of preferred stock to common stock upon
  Initial Public Offering..........................  (70,377,322)     (88)     70,377,322       88
Exercise of common stock warrant...................                               500,000        1           3,124
Common stock issued upon exercise of options.......                             3,651,687        4           4,551
Common stock issued from ESPP......................                                73,811                    1,130
Distribution to stockholders.......................                                                          1,889
Deferred stock compensation related to grant of
  stock options....................................                                                            260
Amortization of deferred stock compensation........
Tax benefits for non-qualified stock option
  exercises........................................                                                          7,628
Repayment of notes receivable from stockholders....
Net income.........................................
Other comprehensive income:
  Unrealized holding gain..........................
  Total comprehensive income.......................
                                                     -----------     ----     -----------     ----        --------
Balances, December 31, 2000........................           --     $ --      95,032,657     $120        $426,665
                                                     ===========     ====     ===========     ====        ========


                                                                                     NOTES RECEIVABLE   ACCUMULATED OTHER
                                                     ACCUMULATED    DEFERRED STOCK         FROM           COMPREHENSIVE
                                                       DEFICIT       COMPENSATION      STOCKHOLDERS           INCOME
                                                     ------------   --------------   ----------------   ------------------
Balances, December 31, 1997........................    $(16,007)       $     --           $(129)               $172
Common stock issued upon exercise of options.......
Stock dividend.....................................
Exchange of common for preferred stock.............
Deferred compensation related to grant of stock
  options to non-employees.........................                      (1,041)
Cancellation of non-employee stock options.........                         612
Amortization of deferred stock compensation related
  to grant of stock options to non-employees.......                         412
Reacquired common stock............................
Notes receivable from stockholders.................                                        (240)
Net loss...........................................        (300)
Other comprehensive income:
  Translation adjustment...........................                                                             (77)
  Total comprehensive income.......................
                                                       --------        --------           -----                ----
Balances, December 31, 1998........................     (16,307)            (17)           (369)                 95
Common stock issued upon exercise of options.......
Reacquired common stock............................
Stock reclassification.............................
Notes receivable from stockholders.................                                        (186)
Deferred stock compensation related to grant of
  stock options to employees.......................                     (15,937)
Amortization of deferred stock compensation........                       5,553
Deferred stock compensation related to grant of
  stock options to non-employees...................                      (7,391)
Distribution to stockholders.......................
Issuance of preferred stock, net of issuance costs
  of $41...........................................
Issuance of preferred stock for Wacos
  acquisition......................................
Preferred stock issued upon exercise of options....
Dividend related to beneficial conversion feature
  to issuance of Series F preferred stock in
  December 1999....................................     (29,977)
Retirement of Treasury Stock.......................
Net income.........................................      11,463
                                                       --------        --------           -----                ----
Balances, December 31, 1999........................     (34,821)        (17,792)           (555)                 95
Common stock issued upon Initial Public Offering
  net of expenses..................................
Conversion of preferred stock to common stock upon
  Initial Public Offering..........................
Exercise of common stock warrant...................
Common stock issued upon exercise of options.......
Common stock issued from ESPP......................
Distribution to stockholders.......................
Deferred stock compensation related to grant of
  stock options....................................                        (260)
Amortization of deferred stock compensation........                      11,561
Tax benefits for non-qualified stock option
  exercises........................................
Repayment of notes receivable from stockholders....                                         241
Net income.........................................      27,013
Other comprehensive income:
  Unrealized holding gain..........................                                                              52
  Total comprehensive income.......................
                                                       --------        --------           -----                ----
Balances, December 31, 2000........................    $ (7,808)       $ (6,491)          $(314)               $147
                                                       ========        ========           =====                ====


                                                         TOTAL
                                                     STOCKHOLDERS'
                                                        EQUITY
                                                     -------------
Balances, December 31, 1997........................    $ 72,513
Common stock issued upon exercise of options.......         480
Stock dividend.....................................           1
Exchange of common for preferred stock.............          --
Deferred compensation related to grant of stock
  options to non-employees.........................          --
Cancellation of non-employee stock options.........          --
Amortization of deferred stock compensation related
  to grant of stock options to non-employees.......         412
Reacquired common stock............................        (453)
Notes receivable from stockholders.................        (240)
Net loss...........................................        (300)
Other comprehensive income:
  Translation adjustment...........................         (77)
  Total comprehensive income.......................        (377)
                                                       --------
Balances, December 31, 1998........................      72,336
Common stock issued upon exercise of options.......         530
Reacquired common stock............................          (7)
Stock reclassification.............................          --
Notes receivable from stockholders.................        (186)
Deferred stock compensation related to grant of
  stock options to employees.......................          --
Amortization of deferred stock compensation........       5,553
Deferred stock compensation related to grant of
  stock options to non-employees...................          --
Distribution to stockholders.......................      (6,550)
Issuance of preferred stock, net of issuance costs
  of $41...........................................      49,959
Issuance of preferred stock for Wacos
  acquisition......................................      27,622
Preferred stock issued upon exercise of options....       5,000
Dividend related to beneficial conversion feature
  to issuance of Series F preferred stock in
  December 1999....................................          --
Retirement of Treasury Stock.......................          --
Net income.........................................      11,463
                                                       --------
Balances, December 31, 1999........................     165,720
Common stock issued upon Initial Public Offering
  net of expenses..................................     189,405
Conversion of preferred stock to common stock upon
  Initial Public Offering..........................          --
Exercise of common stock warrant...................       3,125
Common stock issued upon exercise of options.......       4,555
Common stock issued from ESPP......................       1,130
Distribution to stockholders.......................       1,889
Deferred stock compensation related to grant of
  stock options....................................          --
Amortization of deferred stock compensation........      11,561
Tax benefits for non-qualified stock option
  exercises........................................       7,628
Repayment of notes receivable from stockholders....         241
Net income.........................................      27,013
Other comprehensive income:
  Unrealized holding gain..........................          52
  Total comprehensive income.......................      27,065
                                                       --------
Balances, December 31, 2000........................    $412,319
                                                       ========

          See accompanying notes to consolidated financial statements.

                                UTSTARCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $  27,013   $ 11,463   $   (300)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Loss from discontinued operations.........................         --      1,656        893
  Depreciation and amortization.............................      9,494      3,013      2,486
  Write-off of in-process research and development costs....         --      3,992         --
  Net loss on sale of assets................................        807        611         73
  Cumulative effect of change in accounting principle.......        980         --         --
  Stock compensation expense................................     11,561      5,553        412
  Equity in net (income) loss of affiliated companies.......        288     (1,348)     1,700
  Minority interest in consolidated subsidiary..............      2,307      2,110     (2,084)
  Changes in operating assets and liabilities:
    Accounts receivable and receivable from related
      parties...............................................    (81,132)    (1,591)   (51,782)
    Inventories.............................................    (60,693)   (34,560)    (5,518)
    Other current and non-current assets....................     (4,850)    (8,317)    (1,668)
    Accounts payable and payable to related parties.........     14,143      6,644       (917)
    Income taxes payable....................................      5,907      1,127        930
    Other current liabilities...............................      5,659     21,024      8,561
    Deferred revenue........................................     22,351        (13)        --
                                                              ---------   --------   --------
Net cash (used in) provided by continuing operations........    (46,165)    11,364    (47,214)
Net cash (used in) provided by discontinued operations......         --       (530)       207
                                                              ---------   --------   --------
Net cash (used in) provided by operating activities.........    (46,165)    10,834    (47,007)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................    (19,513)    (3,607)    (2,250)
Investment in affiliates, net of cash acquired..............     (8,226)      (720)    (1,093)
Proceeds from disposal of property..........................        164        997         --
Purchase of short-term investments..........................    (83,806)        --         --
                                                              ---------   --------   --------
Net cash used in continuing operations......................   (111,381)    (3,330)    (3,343)
Net cash (used in) provided by discontinued operations......         --        179        (36)
                                                              ---------   --------   --------
Net cash used in investing activities.......................   (111,381)    (3,151)    (3,379)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses..........................    198,213     55,480        480
Reacquired common stock.....................................         --         --       (453)
Proceeds from borrowing, net................................     20,836     23,729      8,245
Proceeds (payments) from shareholder notes..................        245    (17,505)    24,939
                                                              ---------   --------   --------
Net cash provided by financing activities of continuing
  operations................................................    219,294     61,704     33,211
Effects of exchange rates on cash...........................         --         --        (77)
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........     61,748     69,387    (17,252)
Investments and (advances to) from discontinued
  operations................................................         --       (351)       171
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........     61,748     69,738    (17,423)
Cash and cash equivalents at beginning of period............     87,364     17,626     35,049
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $ 149,112   $ 87,364   $ 17,626
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

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

    The following lists the Company's active subsidiaries, its percentage ownership, and the business each subsidiary operates as of December 31, 2000:

                                         PERCENTAGE
NAME                                       OWNED                      TYPE OF OPERATIONS
----                                     ----------   ---------------------------------------------------
UTStarcom-China (UTSC)                       100%     Marketing and sales of telecom equipment
Hangzhou UTStarcom, Ltd. (HUTS)               88%     Manufacturing of telecom equipment
Guangdong UTStarcom, Ltd. (GUTS)              51%     Manufacturing of telecom equipment

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

    The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (over 50 percent) owned subsidiaries, except for GUTS which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies, of which none represent greater than 10 percent ownership, are accounted for using the cost method.

RESTATEMENT AND RECLASSIFICATION:

    The consolidated financial statements of the Company have been restated to reflect the disposition of Nanjing UTStarcom, Ltd. (NUTS) in September 1999. (See Note 5). Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Net assets of discontinued operations", "Income (loss) from discontinued operations" and "Net cash (used in) provided by discontinued operations" for all periods presented.

    The Company has retroactively accounted for its December 1999 acquisition of Wacos as if the original investment in Wacos by SOFTBANK Corporation (SOFTBANK) in December 1997 had been made by the Company (See Note 7).

    Certain reclassifications have been made in the prior years financial statements to conform with the 2000 presentation.

USE OF ESTIMATES:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

    Cash and cash equivalents consist primarily of highly liquid monetary instruments with a maturity of three months or less at the date of purchase. Restricted cash consisted of the following at December 31:

(IN THOUSANDS)                                                  2000       1999
--------------                                                --------   --------
Collateral for letters of credit............................   $3,103     $  640
Cash in escrow..............................................       --      2,410
Cash collateral.............................................    1,500      1,500
                                                               ------     ------
                                                               $4,603     $4,550
                                                               ======     ======

    Restricted cash balances are expected to be released within three months of being recorded and are treated as part of cash and cash equivalents.

SHORT-TERM INVESTMENTS:

    Short-term investments, consisting primarily of investments with original maturities of less than twelve months, are accounted for in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". This statement requires that securities are classified as "held to maturities", "available for sale" or "trading". Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Realized holdings gains and losses on securities classified as available-for-sale are reported as earnings. The fair value of investments is determined based on quoted market prices. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest and other income. The cost of securities is based on specific identification.

                                                                      DECEMBER 31, 2000
                                                       -----------------------------------------------
                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                         COST        GAINS        LOSSES       VALUE
                                                       ---------   ----------   ----------   ---------
Government and agency obligations....................   $ 4,000      $   20     $     --        4,020
Other debt securities................................    78,827       1,011           --       79,838
                                                        -------      ------     ----------    -------
Total current available-for-sale securities..........   $82,827      $1,031     $     --      $83,858

INVENTORIES:

    Inventories are stated at the lower of cost or market, net of allowance for obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

REVENUE RECOGNITION:

    Revenue from sales of equipment is recognized on delivery when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured.

    Revenue recognition from equipment sales where installations are performed, are recognized on final acceptance when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured.

    Where multiple elements exist, revenue is allocated to the different elements based upon verifiable objective evidence and recognized on completion of the element.

WARRANTY COSTS:

    A warranty is provided under the terms of the Company's contract for a period not greater than one year. The Company provides for these costs at the time of revenue recognition based upon prior experience.

PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets, generally ranging from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the term of the lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in the results of operations. The Company generally depreciates its assets over the following periods:

                                                                YEARS
                                                      -------------------------
Furniture, test or manufacturing equipment..........  5
Research and development equipment..................  2
Computers and software..............................  3
Leasehold improvements..............................  5 or remaining lease life

GOODWILL AND INTANGIBLE ASSETS:

    Goodwill and intangible assets include the excess of costs of acquired companies over the fair value of net assets acquired and acquired workforce, which are amortized on a straight-line basis generally over 3 to 5 years. Valuation of goodwill and intangible assets is based on forecasted discounted cash flows and is reassessed when circumstances warrant.

IMPAIRMENT OF LONG-LIVED ASSETS:

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. The Company considers the requirements of SFAS 121 on an ongoing basis.

STOCK-BASED COMPENSATION:

    The Company accounts for employee stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

    The value of warrants, options or stock exchanged for services from non-employees is generally expensed over the period benefited. The warrants and options are valued using Black-Scholes option pricing model. To calculate the expense, the Company uses either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

COMPREHENSIVE INCOME:

    Comprehensive income, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of shareholders equity in December 31, 2000, 1999 and 1998.

INCOME TAXES:

    Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

    The Company does not provide for U.S. Federal taxes on undistributed earnings of its foreign subsidiaries or affiliates as they are considered to be reinvested for an indefinite period.

SEGMENT REPORTING:

    The Company has determined that they operate in a single segment, providing communications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, and debt. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable approximate their fair values because of the short term nature of those instruments. The carrying amounts of debt approximate their fair values because of either the short maturity, the variable interest rates of those instruments, or that the difference between the fixed interest rate payable and the current prevailing rate is not significant.

FOREIGN CURRENCY TRANSLATIONS:

    Operations of the Company's subsidiaries are conducted primarily in China and the financial statements of those subsidiaries are translated from China's Renminbi, as functional currency, into U.S. Dollars in accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency

Translation" ("SFAS 52"). Accordingly, all foreign currency assets and liabilities are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. Foreign currency translation gains and losses have not been material for any of the years presented.

EARNINGS (LOSS) PER SHARE:

    Basic earnings (loss) per share is computed by dividing income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings
(loss) per share is determined in the same manner as basic earnings (loss) per share except that the numbers of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and restricted stock.

ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS
No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption is not expected to materially impact the financial statements.

    In September 2000, the FASB issued SFAS No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted SFAS No. 140 on January 1, 2001, and the adoption is not expected to materially impact the financial statements.

NOTE 3--ACCOUNTING CHANGES

    Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue in certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. In light of the guidance issued in SAB 101, the Company changed its method of revenue recognition to the point of contractual final acceptance. In addition, certain contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. Due to these changes, the Company recorded a cumulative adjustment in first quarter 2000 of $1.0 million (net of income taxes of $0) or $0.01 per share, basic and diluted. The impact in 2000 of adopting SAB 101 was to reduce net income before the cumulative effect of the accounting change by $0.3 million with no effect on basic or diluted net income per share.

    Adopting this new method of accounting as of January 1, 1998 would have produced the following pro forma results (in thousands, except per share amounts):

AS REPORTED,                                                  1999       1998
------------                                                --------   --------
Net loss..................................................  $(18,514)   $ (300)
Net loss per share, basic.................................  $  (2.13)   $(0.04)
Net income (loss) per share, diluted......................  $  (2.13)   $ 0.00

PRO FORMA,                                                    1999       1998
----------                                                  --------   --------
Net loss..................................................  $(19,494)   $ (300)
Net loss per share, basic.................................  $  (2.25)   $(0.04)
Net income (loss) per share, diluted......................  $  (2.25)   $ 0.00

NOTE 4--COMPLETION OF INITIAL PUBLIC OFFERING

    On March 3, 2000, the Company completed its initial public offering ("IPO"). In the IPO, the Company sold an aggregate of 11,500,000 shares of common stock (including an over-allotment option of 1,500,000 shares) at $18.00 per share. The sale of the shares of common stock generated net proceeds of approximately $189.4 million, after deducting underwriting discounts and commissions and expenses of the offering of approximately $17.6 million. As of the effective date of the offering, all of the convertible preferred stock outstanding was converted into 70,377,322 shares of common stock.

NOTE 5--DISCONTINUED OPERATIONS

    During September 1999, the Company closed UTStarcom Nanjing, Inc. (NUTS), its wholly owned subsidiary. NUTS was engaged in telephone network and internet network services unrelated to the remaining Company operations. NUTS sold substantially all of its assets prior to closure. The close of NUTS was accounted for as a discontinued operation.

    The Company's previous interests in the net revenues and expenses of NUTS' operations prior to September 30, 1999 are classified separately as income
(loss) from discontinued operations in the income statements. The components of the income or loss are summarized as follows:

                                                                 YEARS ENDED
                                                                DECEMBER 31,
                                                             -------------------
(IN THOUSANDS)                                                 1999       1998
--------------                                               --------   --------
Net sales..................................................  $   298     $4,457
Operating expenses and cost of sales.......................    1,369      5,345
                                                             -------     ------
Operating loss.............................................   (1,071)      (888)
Other expenses.............................................     (585)        (5)
                                                             -------     ------
Loss from discontinued operations..........................  $(1,656)    $ (893)
                                                             =======     ======

    The Company's cash flow statements include separately the cash flows from discontinued operations.

NOTE 6--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Cash paid during the period for:
Interest....................................................   $3,289     $3,723     $  564
Income taxes................................................   $8,038     $1,386     $1,076

    Noncash investing and financing activities were as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
(IN THOUSANDS)                                                  2000       1999       1998
--------------                                                --------   --------   --------
Share in additional paid in capital of minority shareholder
  in Wacos..................................................   $   --    $    --     $2,867
Distribution of net assets to shareholders..................   $   --    $ 4,956     $1,983
Issuance of shares upon the Wacos acquisition...............   $   --    $27,953     $   --
Payment of shareholders' loan...............................   $   --    $ 1,640     $   --
Retirement of treasury stock................................   $   --    $ 3,060     $   --
Non-qualified stock option exercise tax benefits............   $7,628    $    --     $   --

NOTE 7--ACQUISITION OF COMPANIES

    In September 1996, the Company purchased a 49% interest in GUTS for approximately $1.2 million. In February 1998, the Company acquired an additional 2% interest in GUTS for $80,000, increasing its ownership interest to 51%. However, because the Company does not have voting control over all significant matters of GUTS, the investment in and results of operations of GUTS are included in the consolidated financial statements using the equity method of accounting. The purchase of the additional interest has been accounted for as a purchase resulting in an intangible asset for the insignificant excess of the purchase price over the fair value of the net assets.

    In February and October 1997, the Company purchased a total of 49% of the voting stock of Wacos for approximately $0.3 million. In October and December 1997, SOFTBANK, the then major stockholder of the Company, acquired a 40% voting interest in Wacos for $5.1 million. In December 1999, the Company issued 3,691,534 shares of Series G preferred stock in exchange for SOFTBANK's 4,103,465 shares in Wacos. As a result of the common control that existed between the Company, SOFTBANK and Wacos during this period of ownership this exchange of shares was made at historic cost. The Company has retroactively accounted for its acquisition of Wacos as if the original investment by SOFTBANK had been made by the Company.

    In December 1999, the Company completed the purchase of the non-affiliated minority interests in its Wacos subsidiary with the issuance of 832,166 shares of Series G preferred stock and $9.7 million of common stock options valued using a Black-Scholes model. The aggregate purchase price of Wacos was approximately $28.0 million which, based upon an independent appraisal by Willamette Management Associates of all assets acquired and liabilities assumed, was allocated to the specifically identifiable tangible and intangible assets acquired. Intangible assets included approximately $4.0 million of in-process research and development which was charged to operations in December 1999, $0.2 million of assembled workforce and approximately $23.6 million of excess purchase price over the fair market values of the tangible and identified intangible assets, being amortized over periods of three to five years.

    The values of Wacos' in-process research and development projects were estimated by an excess income approach. Management revenue and operating expense projections were reduced by appropriate amounts to reflect a fair return on the net tangible and collateral intangible assets to be employed in realizing the forecasted net incomes. The resulting forecasted "excess" income figures were discounted to present value using a 40% rate of return, reflecting the technological, market and other risks associated with the subject technologies and future products. The discounted excess incomes were summed and then, in accordance with methodology approved by the Securities and Exchange Commission, reduced by an appropriate percentage completion factor for each project to account for the anticipated remaining research and development factors. At the time of the Wacos acquisition, Wacos was engaged in three distinct in-process research and development projects in relation to its Internet Protocol based switching system. These projects were in various stages of development but none had reached the point where technological feasibility had been established.

    The following presents the allocation of the purchase price for Wacos:

(IN THOUSANDS)
--------------
Purchased in-process research and development...............  $ 3,992
Fair value of net assets acquired...........................       83
Fair value of identified intangible assets..................      240
Excess of costs of acquiring Wacos over fair value of net
  assets....................................................   23,638
                                                              -------
                                                              $27,953
                                                              =======

NOTE 8--DISTRIBUTION TO SHAREHOLDERS

    In August 1999 the Company distributed to its shareholders the net assets of a previously consolidated yet unrelated business which had been acquired in 1997. This business, which operated in a dissimilar market segment, had been managed and financed, in all significant respects, as if it were autonomous from the Company. These financial statements have been prepared as if the acquired business was distributed on the original date of purchase in 1997.

NOTE 9--INVENTORIES

    As of December 31, 2000 and 1999 inventories consist of the following:

(IN THOUSANDS)                                               2000       1999
--------------                                             --------   --------
Raw materials............................................  $ 41,876   $31,461
Work-in-process..........................................    23,432     4,356
Finished goods...........................................    62,888    25,802
                                                           --------   -------
                                                           $128,196   $61,619
Less allowance for obsolete inventory....................    (9,201)   (6,415)
                                                           --------   -------
                                                           $118,995   $55,204
                                                           ========   =======

NOTE 10--PROPERTY, PLANT AND EQUIPMENT

    As of December 31, 2000, and 1999 property, plant and equipment consists of the following:

(IN THOUSANDS)                                                2000       1999
--------------                                              --------   --------
Buildings.................................................  $   224    $   145
Land......................................................    7,319         --
Leasehold improvements....................................    2,237      1,640
Automobiles...............................................    3,035      1,173
Equipment and furniture...................................   18,698     11,720
                                                            -------    -------
                                                            $31,513    $14,678
Less accumulated depreciation and amortization............   (9,514)    (6,510)
                                                            -------    -------
                                                            $21,999    $ 8,168
                                                            =======    =======

    Depreciation and amortization expense was $4.6 million, $2.7 million and $2.4 million for the years ended December 31, 2000, 1999 and 1998 respectively.

NOTE 11--LONG-TERM INVESTMENTS

    The Company's long term investments were as follows:

(IN THOUSANDS)                                                 2000       1999
--------------                                               --------   --------
Investment in GUTS.........................................  $ 2,026     $2,314
Investment in Softbank China...............................    8,002         --
Investment in others.......................................    2,369      2,146
                                                             -------     ------
Total......................................................  $12,397     $4,460
                                                             =======     ======

    In September 1996, the Company purchased a 49% interest in GUTS. In February 1998, the Company acquired an additional 2% interest in GUTS, increasing its ownership interest to 51%. However, because the Company does not have voting control over all significant matters of GUTS, the investment in and results of operations of GUTS are accounted for using the equity method.

    Condensed financial information for the unconsolidated investments in GUTS is as follows:

(IN THOUSANDS)                                                2000       1999
--------------                                              --------   --------
Current assets............................................  $ 9,885    $13,738
Noncurrent assets.........................................      516        866
Current liabilities.......................................   (5,503)    (9,071)
                                                            -------    -------
Total shareholders' equity................................    4,898      5,533
Other shareholders' shares of equity......................    2,400      2,711
                                                            -------    -------
UTStarcom's share of equity...............................    2,498      2,822
Elimination of intercompany profit........................     (472)      (508)
                                                            -------    -------
Investment in unconsolidated subsidiary...................  $ 2,026    $ 2,314
                                                            =======    =======

(IN THOUSANDS)                                       2000       1999       1998
--------------                                     --------   --------   --------
Net sales........................................  $16,523    $16,004    $10,995
Gross profit.....................................      931      2,366      2,123
Operating income.................................     (638)     1,067      1,040
Net income (loss)................................     (441)       820        734
                                                   -------    -------    -------
UTStarcom's share of net income (loss)...........     (225)       418        374
Elimination of intercompany profit...............      (63)       930     (1,147)
                                                   -------    -------    -------
Equity in net income (loss) of subsidiary........  $  (288)   $ 1,348    $  (773)
                                                   =======    =======    =======

    Product sales to GUTS for the years ended December 31, 2000, 1999 and 1998 were $13.1 million, $8.4 million and $5.6 million, respectively. Product purchases from GUTS for the years ended December 31, 2000, 1999 and 1998 were $6.8 million, $7.9 million and $8.9 million, respectively.

    In May 2000, the Company purchased a 10% interest in Softbank China Holdings Pte., Ltd. ("Softbank China"). The investment in Softbank China and other investments less than 20% owned are accounted for using the cost method. See
Note 13 for discussion of Related Party Transactions.

NOTE 12--GOODWILL AND INTANGIBLE ASSETS

    As of December 31, 2000 and 1999 goodwill and intangible assets resulting from the Company's acquisition of Wacos consist of the following:

                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Excess of purchase price over net assets acquired.........  $25,695    $25,695
Less accumulated amortization.............................   (5,457)      (563)
                                                            -------    -------
                                                            $20,238    $25,132
                                                            =======    =======

    Amortization expense was $4.9 million, $0.3 million and $0.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 13--RELATED PARTY TRANSACTIONS

    Debt to shareholder at December 31, 2000 and 1999 consist of the following:

                                                                2000        1999
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Debt to shareholder--SOFTBANK...............................  $     --     $8,745
                                                              =========    ======

    Jitong, a company in China with which the Company had a management consulting agreement, paid UTSC $8.7 million for the repayment of a loan made by to Jitong. SOFTBANK is the Company's principal stockholder. In April, 2000, the Company made a repayment in full to Softbank Corporation. The payable was a non-interest bearing balance.

    In May 2000, the Company purchased a 10% interest in Softbank China, which is 90% owned by SOFTBANK, for $8.0 million.

    In June 1998, the Company entered into a loan agreement with SOFTBANK for a total of $25.0 million. As of December 31, 1999, the entire loan was paid off and the loan agreement was terminated.

NOTE 14--THIRD PARTY DEBT

    The following represents the outstanding borrowings at December 31, 2000 and 1999:

NOTE                                      RATE                MATURITY           2000       1999
----                              --------------------   -------------------   --------   --------
                                                                                 (IN THOUSANDS)
Bank of China(1)................  From 5.56% to 5.85%    From 01/01 to 12/01   $28,917    $27,108
China Merchants Bank(2).........         6.44%                  03/01            3,614         --
Commercial Bank of Hangzhou(3)..         6.44%                  10/00               --      6,024
Commercial Bank of Hangzhou(4)..         6.21%                  06/10           12,048         --
Industrial & Commercial Bank of
  China(5)......................         5.85%                  05/01            6,024      1,446
China Construction Bank(6)......         6.44%                  06/01            4,819         --
Other...........................        Various                Various               7         15
                                  --------------------   -------------------   -------    -------
Total debt......................                                               $55,429    $34,593
Long-term debt..................                                                12,048         --
                                                                               -------    -------
Short-term debt.................                                               $43,381    $34,593
                                                                               =======    =======

------------------------

(1) Guaranteed by the Company and the minority shareholder of HUTS. This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $108,434.

(2) Collateralized by $1,500 deposited with the bank and guaranteed by HUTS. This line allows for borrowings of up to $3,614 and matures on March 1, 2001.

(3) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matured in October 2000.

(4) Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.

(5) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2001.

(6) Guaranteed by HUTS. This line allows for borrowings of up to $4,819 and matures in June 2001.

NOTE 15--OTHER CURRENT LIABILITIES

    Other current liabilities at December 31, 2000 and 1999 consist of the following:

(IN THOUSANDS)                                                2000       1999
--------------                                              --------   --------
Accrued contract costs....................................  $22,858    $19,373
Accrued payroll and compensation..........................    4,500      3,493
Accrued other taxes.......................................       --        618
Warranty costs............................................    3,133      1,236
Other.....................................................    4,230      4,382
                                                            -------    -------
                                                            $34,721    $29,102
                                                            =======    =======

NOTE 16--PROVISION FOR INCOME TAXES

    United States and foreign income (loss) before income taxes, minority interest, loss on discontinued operations, and cumulative effect of a change in accounting principles were as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
United States....................................  $(9,973)   $(15,664)  $(4,928)
Foreign..........................................   54,294      31,519     6,030
                                                   -------    --------   -------
                                                   $44,321    $ 15,855   $ 1,102
                                                   =======    ========   =======

    Undistributed foreign earnings at December 31, 2000 amounted to $91.3 million.

    The components of the provision for income taxes are as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
CURRENT:
  Federal.........................................  $13,369    $ 1,100     $    9
  State...........................................      782        533          1
  Foreign.........................................    6,046      1,700        934
DEFERRED:
  Federal.........................................   (4,433)    (2,453)       632
  State...........................................        2        (10)      (239)
  Foreign.........................................   (1,745)      (244)        86
                                                    -------    -------     ------
                                                    $14,021    $   626     $1,423
                                                    =======    =======     ======

    Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the components of net deferred tax assets is as follows:

                                                      U.S.      CHINA      TOTAL
                                                    --------   --------   --------
DECEMBER 31, 2000:
Deferred tax assets:
Current assets
Allowances and reserves...........................  $ 1,749     $2,438    $ 4,187
Valuation allowance...............................    2,311         --      2,311
                                                    -------     ------    -------
  Net current deferred tax assets.................  $ 4,060     $2,438    $ 6,498
                                                    =======     ======    =======
Non current assets
Net operating loss carryforward...................  $ 2,231     $   --    $ 2,231
Future period compensation deductions.............    1,395         --      1,395
Tax credit carryforwards..........................    3,574         --      3,574
Fixed assets......................................      205                   205
Other.............................................      508                   508
                                                    -------     ------    -------
  Total non-current deferred tax assets...........    7,913         --      7,913
Valuation allowances..............................   (4,153)        --     (4,153)
                                                    -------     ------    -------
  Net non-current deferred tax assets.............  $ 3,760     $   --    $ 3,760
                                                    =======     ======    =======

                                                      U.S.      CHINA      TOTAL
                                                    --------   --------   --------
DECEMBER 31, 1999:
Deferred tax assets:
Current assets
Allowances and reserves...........................  $ 1,638     $1,222    $ 2,860
Valuation allowance...............................       --       (524)      (524)
                                                    -------     ------    -------
  Net current deferred tax assets.................  $ 1,638     $  698    $ 2,336
                                                    =======     ======    =======
Non current assets
Future period compensation deductions.............  $ 1,205     $   --    $ 1,205
Net operating loss carryforward...................    2,231         --      2,231
Tax credit carryforwards..........................    2,513         --      2,513
                                                    -------     ------    -------
  Total deferred tax assets.......................    5,949         --      5,949
Deferred tax liabilities:
Accelerated depreciation..........................     (277)        --       (277)
                                                    -------     ------    -------
                                                      5,672         --      5,672
Valuation allowances..............................   (3,656)        --     (3,656)
                                                    -------     ------    -------
  Net non-current deferred tax assets.............  $ 2,016     $   --    $ 2,016
                                                    =======     ======    =======

    As of December 31, 2000, the Company had research and development credit carryforwards of approximately $2.1 million for federal tax purposes expiring in varying amounts between 2017 and 2019. As of December 31, 2000 the Company had federal and state net operating loss carryovers of

$5.4 million and $11.2 million, respectively which were acquired from Wacos in a merger on December 14, 1999. The federal net operating loss carryovers will expire in 2019. The state net operating loss carryovers will expire in varying amounts between 2002 and 2004. Management believes that the Company's ability to use their deferred tax assets is limited based on the expectation that they will not be able to fully utilize either the tax net operating losses or the research and development credits generated by Company's other research and development center in the U.S. The Company has created a full valuation allowance against these deferred tax assets.

    UTSC and HUTS were granted tax holidays which started to phase out in 1999. The net impact of these tax holidays was to increase net income by approximately $4.5 million, $4.5 million, and $0.3 million for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, respectively.

    The difference between the Company's effective income tax rate and the United States of America Federal statutory rate is reconciled below:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
Federal statutory rate.....................................     34%        34%        34%
State taxes, net of federal income tax benefit.............     (1)        (3)       (11)
Permanent differences......................................      7         15         17
Amortization of deferred compensation......................      8         --         --
Effect of difference in foreign taxes rates................    (18)       (31)       (19)
Change in valuation allowance..............................     --         11        110
Other......................................................      2        (22)        (3)
                                                               ---        ---        ---
Effective rate.............................................     32%         4%       128%
                                                               ===        ===        ===

    The high effective tax rate in 1998 reflects valuation allowances on net operating losses generated by Wacos for which management expects to receive no future benefit. The effect of the valuation allowances on the Company's consolidated effective tax rates in 1998 is pronounced because the Company's income (loss) before taxes and minority interest was relatively small in comparison to the Wacos net operating losses in those years.

NOTE 17--COMMON STOCK AND STOCK INCENTIVE PLANS

STOCK OPTION PLANS.

    1992 OMNIBUS EQUITY INCENTIVE PLAN. On April 12, 1992, the Board of Directors adopted the Company's 1992 Omnibus Equity Incentive Plan, which the Company's stockholders ratified on December 9, 1994. Under the 1992 plan, directors, employees and consultants were eligible to acquire shares of common stock pursuant to options, stock purchase rights and stock appreciation rights. At the time of adoption, 2,400,000 shares of common stock were reserved for issuance under the 1992 plan. As of December 31, 2000, there were 1,620,328 shares authorized for issuance under the 1992 plan, and no options outstanding to purchase any shares of common stock. On July 31, 1995, the Board of Directors elected not to grant any further options under the 1992 plan.

    THE 1995 STOCK PLAN. On July 31, 1995, the Board of Directors adopted, and in October 1995, the Company's stockholders approved, the Company's 1995 Stock Plan. Under the 1995 plan, officers, employees and consultants were eligible to acquire shares of common stock pursuant to options or stock purchase rights. At the time of adoption, 3,705,232 shares of common stock were reserved for issuance under the 1995 plan. In 1995 and 1996, the Company's Board and stockholders added an additional 5,400,000 shares to the 1995 plan, raising the total number of authorized shares reserved under the 1995 plan to 9,105,232. As of December 31, 2000, there were 6,711,744 shares authorized for issuance under the 1995 plan and options to purchase 3,185,650 shares of common stock were outstanding under the 1995 plan. On January 31, 1997, the Board of Directors elected not to grant any further options under the 1995 plan. Upon the adoption of the 1997 plan, all remaining unissued shares under the 1995 plan not already subject to options or other awards ceased to be reserved for issuance under the 1995 plan.

    THE 1997 STOCK PLAN. On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the Company's 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company's stockholders approved in February 2000. As of December 31, 2000 the Company is authorized to issue up to 12,903,841 shares subject to options. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to the lesser of 6,000,000 shares or 4% of the outstanding shares of our common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As of December 31, 2000, there were options to purchase 11,989,074 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

    Options granted under the 1997 plan may be incentive stock options, or ISOs, which are intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, or NSOs, which do not so qualify. The Compensation Committee selects the eligible persons to whom options will be granted and determines the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options will be ISOs or NSOs. The exercise price of ISOs granted under the 1997 plan may not be less than 100% of the fair market value of our common stock on the grant date, while the exercise price of NSOs can be determined by the Compensation Committee in its discretion. Options are generally not transferable during the life of the optionee.

    Options vest and become exercisable as determined by the Compensation Committee. Options may generally be exercised at any time after they vest and before their expiration date as determined by the Compensation Committee. However, no option may be exercised more than 10 years after the grant date. Options will generally terminate (i) 12 months after the death or permanent disability of an optionee and (ii) 90 days after termination of employment for any other reason. The aggregate fair market value of the shares of common stock represented by ISOs that become exercisable in any calendar year may not exceed $100,000. Options in excess of this limit are treated as NSOs.

    In the event the Company is merged with or into another corporation, or all or substantially all of the Company's assets are sold, each outstanding option will be assumed or an equivalent option or right will be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option or right, the options or rights will automatically vest and become exercisable in full for a period of at least fifteen days, after which time the option will terminate.

    Under the 1997 plan, the Company may grant stock purchase rights to eligible participants. Any shares purchased pursuant to stock purchase rights will be subject to a restricted stock purchase agreement. Unless the Compensation Committee determines otherwise, this agreement will grant the Company a right to repurchase the stock upon the voluntary or involuntary termination of the employee for any reason, including death or disability. The purchase price for repurchased shares will be the original price paid and may be paid by cancellation of any indebtedness owed to the Company. The shares of stock subject to the right of repurchase lapse over time.

    As of December 31, 2000, an aggregate of 21,235,913 shares of common stock were authorized for issuance under the Company's stock plans, 15,174,724 of which were subject to outstanding options and 155,035 of which were available for grant.

    A summary of activity under the Plans follows:

                                                      SHARES AVAILABLE   NUMBER OF    WEIGHTED AVERAGE
                                                         FOR GRANT         SHARES      EXERCISE PRICE
                                                      ----------------   ----------   ----------------
Options Outstanding, December 31, 1997..............      3,788,284       8,951,348        $ 1.31

Options Granted.....................................     (2,611,198)      2,611,198        $ 3.53
Options Exercised...................................             --        (483,544)       $ 1.00
Options Forfeited or Expired........................      1,120,010      (1,424,380)       $ 2.71
                                                         ----------      ----------        ------
Options Outstanding, December 31, 1998..............      2,297,096       9,654,622        $ 1.72

Options Authorized in 1999..........................      3,209,556              --            --
Options Granted.....................................     (6,055,310)      6,055,310        $ 5.65
Options Exercised...................................             --        (555,911)       $ 0.95
Options Forfeited or Expired........................        720,901        (748,307)       $ 3.54
                                                         ----------      ----------        ------
Options Outstanding, December 31, 1999..............        172,243      14,405,714        $ 3.25

Options Authorized in 2000..........................      4,404,823              --            --
Options Granted.....................................     (4,848,697)      4,848,697        $15.74
Options Exercised...................................             --      (3,651,687)       $ 1.25
Options Forfeited or Expired........................        426,666        (428,000)       $12.52
                                                         ----------      ----------        ------
Options Outstanding, December 31, 2000..............        155,035      15,174,724        $ 7.54
                                                         ==========      ==========        ======

    Options to purchase 6,937,475 shares were exercisable as of December 31, 2000.

    The following table summarizes information with respect to stock options outstanding as of December 31, 2000:

                           OUTSTANDING OPTIONS AS OF DECEMBER 31, 2000
                        -------------------------------------------------   EXERCISABLE AT DECEMBER 31, 2000
                                                         WEIGHTED AVERAGE   ---------------------------------
      RANGE OF            NUMBER      WEIGHTED AVERAGE      REMAINING          NUMBER       WEIGHTED AVERAGE
   EXERCISE PRICES       OF SHARES     EXERCISE PRICE    CONTRACTUAL LIFE     OF SHARES      EXERCISE PRICE
---------------------   -----------   ----------------   ----------------   -------------   -----------------
                                                             (IN YEARS)
 $ 0.06 - $ 0.06           277,188         $ 0.06               7.6             182,028           $ 0.06
   0.25 -   0.25           185,672           0.25               8.2              83,005           $ 0.25
   0.85 -   0.94         2,528,342           0.86               2.7           2,528,342           $ 0.86
   1.71 -   2.50         1,886,201           2.16               3.7           1,789,285           $ 2.14
   3.54 -   4.50         3,633,858           4.27               8.3           1,570,675           $ 4.23
   9.38 -  13.00         3,998,405          11.10               9.4             574,200           $ 9.45
  15.00 -  21.31         2,076,266          15.80               9.4             147,248           $17.97
  22.75 -  30.13           563,792          25.33               9.5              62,692           $24.18
  36.50 -  47.50            25,000          43.10               9.3                  --               --
------------------      ----------         ------               ---           ---------           ------
 $ 0.06 - $47.50        15,174,724         $ 7.54               7.2           6,937,475           $ 3.21

    The Company has elected to account for employee stock-based compensation under APB 25 and has provided the following information as required by SFAS 123, "Accounting for Stock-Based Compensation."

    The following assumptions were used to calculate the fair value of the options granted:

                                                           2000          1999          1998
                                                         --------      --------      --------
Expected remaining term in years.......................     3.00         2.41          3.51
Weight average risk-free interest rate.................     5.86%        6.10%         4.91%
Expected dividend rate.................................     0.00%        0.00%         0.00%
Volatility.............................................   100.00%        0.00%         0.00%

    The weighted average fair value per share of those options granted in 2000, 1999 and 1998 was $7.54, $3.25, and $0.82, respectively. The Company was not public in 1999 and 1998, as such a zero volatility rate was used.

    Using the above method and assumptions, the Company's net income (loss) applicable to common stock and earnings (loss) per share, on a pro forma basis, would have been:

                                                      EARNINGS (LOSS)   EARNINGS (LOSS)
                                         NET INCOME      PER SHARE         PER SHARE
                                           (LOSS)          BASIC            DILUTED
                                         ----------   ---------------   ---------------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Year ended:
December 31, 1998:
  Actual...............................   $   (300)        $(0.04)           $   --
                                          ========         ======            ======
  Pro forma............................   $   (775)        $(0.10)           $(0.01)
                                          ========         ======            ======
December 31, 1999:
  Actual...............................   $(18,514)        $(2.13)           $(2.13)
                                          ========         ======            ======
  Pro forma............................   $(21,395)        $(2.47)           $(2.47)
                                          ========         ======            ======
December 31, 2000:
  Actual...............................   $ 27,013         $ 0.34            $ 0.27
                                          ========         ======            ======
  Pro forma............................   $ 22,976         $ 0.29            $ 0.23
                                          ========         ======            ======

    These pro forma results are not necessarily indicative of results which may be expected in the future as additional grants are made each year and options vest over several years.

2000 EMPLOYEE STOCK PURCHASE PLAN.

    In February 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan. The Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

    The Company has reserved 2,000,000 shares of common stock for sale under the stock purchase plan. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to the lesser of 4,000,000 shares or 2% of the outstanding shares of the Company's common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan will be administered by the Board or a committee appointed by the Board.

    The stock purchase plan is implemented by offering periods, the duration of which may not exceed 24 months. Offering periods may contain interim purchase periods. Shares purchased under the stock purchase plan will be held in separate accounts for each participant. The first offering period began in March 2000 and shall end on the last trading day on or before April 30, 2002.

    Employees will be eligible to participate in the stock purchase plan if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year. The stock purchase plan permits eligible employees to purchase the Company's common stock through payroll deductions, which may not exceed 15% of the employee's total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company's stock on either the date of purchase or the first day of the offering period, whichever is lower. However, the Board of Directors may in its discretion provide that the price at which shares of common stock are purchased under the plan shall be 85% of the fair market value of the Company's shares on the date of purchase.

Participants may not purchase shares of common stock having a value greater than $25,000 during any calendar year.

    Participants may increase or decrease their payroll deductions at any time during an offering period, subject to limits imposed by the Board of Directors. If a participant withdraws from the stock purchase plan, any contributions that have not been used to purchase shares shall be refunded. A participant who has withdrawn may not participate in the stock purchase plan again until the next offering period. In the event of retirement or cessation of employment for any reason, any contributions that have not yet been used to purchase shares will be refunded to the participant, or to the participant's designated beneficiary in the case of death, and a certificate will be issued for the full shares in the participant's account.

    The Board of Directors may terminate or amend the stock purchase plan, subject to stockholder approval in some circumstances. Unless terminated earlier by the Board, the stock purchase plan will have a term of 10 years.

    At December 31, 2000 there were rights to purchase approximately 73,811 shares outstanding under the Purchase Plan and there were 1,926,189 shares available for purchase under the plan.

DEFERRED STOCK COMPENSATION

    In connection with the grant of certain stock options to employees, non-employees and members of the Board of Directors, the Company recorded deferred stock compensation of $0.3 million in 2000 representing the difference between the deemed fair value of common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the four-year vesting period. At December 31, 2000 approximately $6.5 million remained to be amortized over the corresponding vesting period of each respective option, generally four years. The deferred stock compensation amortization expense for 2001, 2002, and 2003 is expected to be $4.1 million, $1.9 million, and $0.5 million, respectively.

NOTE 18--401(K) PLAN

    On January 1, 2000, the Company adopted the UTStarcom Inc. 401(k) Savings Plan (the "401(k) Plan") a cash-or-deferred arrangement which covers the Company's eligible employees. The 401(k) Plan permits, but does not require, that the Company may make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. Commencing with the plan year beginning January 1, 2001, the Company has elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $3,000 per employee per plan year. The Company's matching contributions are subject to a vesting schedule based upon longevity of employee service with the Company. The Company made no contribution to the plan for any of the year presented.

NOTE 19--COMMITMENTS AND CONTINGENCIES

    On July 24, 2000, the Company entered into an agreement totaling approximately $10.7 million. The Company agreed to purchase software intellectual property from Hua You Starcom Communication Co., Ltd. and Stable Gain International Ltd., and to purchase certain related fixed assets from Hainan Xinhuangpu Investment Co., Ltd. Also development employees were transferred from Hainan Xinhuangpu Investment Co., Ltd. to the Company. The transfer of the software intellectual property will be recorded upon the completion of government approvals. Upon completion of the transaction, the Company expects to use purchase accounting.

LEASES:

    The Company leases certain facilities under non-cancelable operating leases, which expire at various dates through 2003. The minimum future lease payments under the leases at December 31, 2000 are as follows:

                                                              OPERATING LEASES
                                                              ----------------
Years ending:
  2001......................................................       $1,926
  2002......................................................        1,104
  2003......................................................           34
  2004......................................................           --
                                                                   ------
  Total minimum lease payments..............................       $3,064

    Rent expense for the years ended December 31, 2000, 1999, and 1998 was $2.2 million, $1.8 million, and $1.8 million, respectively.

LITIGATION:

    The Company and its subsidiaries may become involved in legal proceedings, claims and litigation from time to time arising in the ordinary course of business. In the opinion of management, the outcome of such current legal proceedings, claims and litigation will not have a material effect on the Company's consolidated operating results, cash flows, or financial position.

GUARANTEE:

    In conjunction with a sale of equipment, HUTS has guaranteed a bank loan incurred by a UTSC customer. As of December 31, 2000, the total amount of debt guaranteed by the Company was $1.0 million. The debt carries an interest rate of 6.993% per annum and is payable in three installments with the final installment due December 30, 2001.

NOTE 20--OPERATING RISKS

Financial Risks:

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $44.3 million and $43.6 million of the Company's cash was on deposit in foreign accounts at December 31, 2000 and 1999, respectively. The Company invests excess cash in highly liquid investments with original maturity of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

Concentration of Credit Risk and Major Customers:

    The Company's first and second largest customers accounted for 12.1% and 6.0% of the Company's sales as of December 31, 2000 and 7.0% and 0.2% of the accounts receivable respectively, as of December 31, 2000. The Company's first and second largest customers accounted for 30.0% and 11.0% of the Company's sales and 39.0% and 6.0% of the accounts receivable respectively, as of December 31, 1999. No customer in the continuing operations accounted for more than 10% of the Company's sales during 1998. Over 90% of the Company's sales during 2000 were to entities affiliated with the government of China or state owned enterprises. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $153.8 million as of December 31, 2000 and $83.8 million as of December 31, 1999. The Company extends credit to its customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for uncollectible accounts.

    One vendor, a related party, accounted for 28.4% of the Company's cost of sales and there was no amount outstanding as of December 31, 2000.

Country Risks:

    Almost 99% of the Company's sales for the year ended December 31, 2000 were made in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

    In June 2000, the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. The Company's PAS system will continue to be allowed in China's county-level cities and counties, which are the Company's primary markets for the Company's PAS system. In large and medium-sized cities, the Company's PAS system may be used on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones. New city-wide PAS system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for the Company's PAS system. However, the Company does not yet have this network access license and the Company cannot provide any assurance that such a license will be issued for the Company's PAS system. In addition, there is no assurance that the Ministry of Information Industry will not conduct any further review/evaluation of PHS-based equipment or change its order regarding PHS-based system in the future. Management has also applied for network access licenses for other products which the Company is no longer manufacturing but had previously sold. However, the Company has not yet received these access licenses and has no assurance that a license will be issued. Management believes that no penalties or fines will be payable for non-compliance with the licensing requirements for both the PAS system and other products and that there will be no adverse effect on the Company's business or financial condition.

NOTE 21--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The table below has been revised to account for the application of SAB 101 "Revenue Recognition in Financial Statements" (SAB 101).

                                                                       FOR THE THREE MONTHS ENDED:
                                        -----------------------------------------------------------------------------------------
                                        DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,
                                          2000       2000        2000       2000        1999       1999        1999       1999
                                        --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                    REVISED    REVISED     REVISED
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..............................  $126,997   $107,386    $75,676     $58,587    $ 62,815    $55,019    $42,131     $27,551
Gross profit..........................  $ 43,014   $ 37,292    $27,262     $20,613    $ 23,902    $23,060    $18,254     $ 9,597
Net income/(loss).....................  $ 13,887   $ 12,355    $ 5,020     $(3,269)   $(27,359)   $ 6,646    $ 3,625     $(1,426)
Net income/(loss) per share:*
  Basic...............................  $   0.15   $   0.13    $  0.05     $ (0.09)   $  (3.11)   $  0.76    $  0.42     $ (0.17)
  Diluted.............................  $   0.13   $   0.12    $  0.05     $ (0.09)   $  (3.11)   $  0.09    $  0.05     $ (0.17)

------------------------------

* Net income/(loss) per share is computed independently for each of the quarters presented, therefore, the sum of the quarterly net income/(loss) per share may not equal the annual net income/(loss) per share.

Revised quarterly results (unaudited)

    The results of operations and statements of financial position as previously reported in the Company's interim 2000 financial statements filed on Form 10-Q have been revised to reflect the application of SAB 101 "Revenue Recognition in Financial Statements" effective January 1, 2000. The proforma results of operations for the three months ended December 31, 1999 is presented for comparison purposes as if the application of SAB 101 were adopted October 1, 1999.

    The net effect of the revision was:

                                                      FOR THE THREE MONTHS ENDED
                            ------------------------------------------------------------------------------
                               SEPTEMBER 30, 2000           JUNE 30, 2000              MARCH 31, 2000
                            ------------------------   ------------------------   ------------------------
                            AS REPORTED   AS REVISED   AS REPORTED   AS REVISED   AS REPORTED   AS REVISED
                            -----------   ----------   -----------   ----------   -----------   ----------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues..................   $103,812      $107,386      $80,008      $75,676       $58,759      $58,587
Gross profit..............   $ 35,940      $ 37,292      $28,356      $27,262       $20,860      $20,613
Net income/(loss).........   $ 10,870      $ 12,355      $ 6,208      $ 5,020       $(2,983)     $(3,269)
Net income/(loss) per
  share:*
  Basic...................   $   0.12      $   0.13      $  0.07      $  0.05       $ (0.08)     $ (0.09)
  Diluted.................   $   0.11      $   0.12      $  0.06      $  0.05       $ (0.08)     $ (0.09)


                                DECEMBER 31, 1999
                            --------------------------
                            AS REPORTED   AS PROFORMA
                            -----------   ------------
                            (IN THOUSANDS, EXCEPT SHARE DATA)
Revenues..................   $ 62,815       $ 61,218
Gross profit..............   $ 23,902       $ 23,607
Net income/(loss).........   $(27,359)      $(27,654)
Net income/(loss) per
  share:*
  Basic...................   $  (3.11)      $  (3.15)
  Diluted.................   $  (3.11)      $  (3.15)

              PRO FORMA COMBINED FINANCIAL INFORMATION (UNAUDITED)

    The following unaudited pro forma information presents the combined results of operations as if the acquisition of the minority interest in Wacos had occurred at the beginning of 1999. The pro forma information is not necessarily indicative of what would have occurred had the acquisition taken place as of January 1, 1999, nor is it indicative of future results of operations.

    See notes to unaudited pro forma combined financial information for further detail on the accounting treatment.

                        UTSTARCOM, INC. AND SUBSIDIARIES
             UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEAR ENDED DECEMBER 31, 1999
                                                        -----------------------------------------------------------
                                                                                              PRO FORMA
                                                        UTSTARCOM    WACOS(A)    COMBINED    ADJUSTMENTS    TOTAL
                                                        ----------   ---------   ---------   -----------   --------
Net sales.............................................   $187,516                $187,516                  $187,516
Cost of sales (includes amortization of deferred stock
  compensation of $12)................................    112,703                 112,703                   112,703
                                                         --------    --------    --------      -------     --------
Gross profit..........................................     74,813                  74,813                    74,813
Operating expenses:
  Selling, general and administrative expenses
    (includes amortization of deferred stock
    compensation of $4,256)...........................     35,122                  35,122                    35,122
  Research and development expenses (includes
    amortization of deferred stock compensation of
    $1,285)...........................................     18,648                  18,648                    18,648
  Amortization of intangible assets...................        332                     332      $ 4,608(1)     4,940
  In-process research and development costs...........      3,992                   3,992       (3,992)(2)       --
                                                         --------    --------    --------      -------     --------
Total operating expenses..............................     58,094                  58,094          616       58,710
                                                         --------    --------    --------      -------     --------
Operating income (loss)...............................     16,719                  16,719         (616)      16,103
Interest income (expenses)............................     (1,047)                 (1,047)                   (1,047)
Other income (expenses)...............................     (1,165)                 (1,165)                   (1,165)
Equity in net income of affiliated companies..........      1,348                   1,348                     1,348
                                                         --------    --------    --------      -------     --------
Income (loss) before income taxes and minority
  interest............................................     15,855                  15,855         (616)      15,239
Income tax expense (benefit)..........................        626                     626                       626
                                                         --------    --------    --------      -------     --------
Income (loss) before minority interest................     15,229                  15,229         (616)      14,613
Minority interest in (earnings) loss of consolidated
  subsidiaries........................................     (2,110)                 (2,110)                   (2,110)
                                                         --------    --------    --------      -------     --------
Income (loss) from continuing operations..............     13,119                  13,119         (616)      12,503
Beneficial conversion feature of Series F convertible
  preferred stock.....................................    (29,977)                (29,977)                  (29,977)
                                                         --------    --------    --------      -------     --------
Income (loss) from continuing operations applicable to
  common stockholders.................................   $(16,858)               $(16,858)     $  (616)    $(17,474)
                                                         ========    ========    ========      =======     ========

Earnings per common share--basic......................                                                     $  (0.24)
                                                                                                           ========
Earnings per common share--diluted....................                                                     $  (0.24)
                                                                                                           ========
  Shares used in pro forma per-share
    calculation--basic................................                                                       72,947
                                                                                                           ========
  Shares used in pro forma per-share
    calculation--diluted..............................                                                       72,947
                                                                                                           ========

(A) Wacos statement of operations are consolidated within UTStarcom's statement of operations and no further adjustment is required.

 See accompanying notes to unaudited pro forma combined financial information.

                        UTSTARCOM, INC. AND SUBSIDIARIES

          NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    Pro forma adjustments for the unaudited pro forma statement of operations for the year ended 1999 are as follows:

    (1) Represents the allocation of purchase price for Wacos to assembled workforce and the excess of costs of acquiring Wacos over the fair value of net assets acquired, which will be amortized over a period of three to five years; and

    (2) Represents the in-process research and development charge resulting from the acquisition of the minority interest in Wacos, removed from the pro forma statement of operations as a non-recurring charge.

    The pro forma combined statement of operations data presents the Company's consolidated results of operations as if the Company's acquisition of Wacos had occurred as of January 1, 1999 and the assumed conversion of all the Company's outstanding preferred stock into shares of the Company's common stock that will be effective upon the closing of the Company's initial public offering as if such conversion had occurred on January 1, 1999 or at the date of issuance. The pro forma information is not necessarily indicative of what would have occurred had the acquisition been made as of such period, nor is it indicative of future results of operations.

ITEM 9-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS OF UTSTARCOM, INC.

    The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. The required information concerning our executive officers is contained in the section entitled "Executive Officers" in Part I of this Form 10-K.

    Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16
(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

    The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors--Directors' Compensation", "Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) FINANCIAL STATEMENTS--See Index to Consolidated Financial Statements and Financial Statement Schedules at page 53 of this Form 10-K.

         (2) FINANCIAL STATEMENT SCHEDULE(S)--See Index to Consolidated Financial Statements and Financial Statement Schedules at page 53 of this Form 10-K.

         (3)  EXHIBITS--See Exhibit Index at page 85 of this Form 10-K.

                                 EXHIBITS INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
     3.1(1)             Thirteenth Amended and Restated Certificate of Incorporation
                        of UTStarcom, Inc.

     3.2(1)             Amended and Restated Bylaws of UTStarcom, Inc.

     4.1 See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.

     4.2(1)             Specimen Common Stock Certificate.

     4.3(1) Third Amended and Restated Registration Rights Agreement dated December 14, 1999.

    10.1(1)             Form of Indemnification Agreement.

    10.2(1) 1992 Omnibus Equity Incentive Plan and form of related agreement.

    10.3(1)             1995 Stock Plan and forms of related agreements.

    10.4(1) 1997 Stock Plan, as amended, and forms of related agreements.

    10.5(1) 2000 Employee Stock Purchase Plan and forms of related agreements.

    10.6(1)             Common Stock Purchase Warrant dated February 5, 1998 between
                        UTStarcom, Inc. and Lintech Limited.

    10.7(1)             Common Stock Purchase Warrant dated September 20, 1999
                        between UTStarcom, Inc. and Talent Group International, Ltd.

    10.8(1)             Employment and Non-Competition Agreement dated October 6,
                        1995 between UTStarcom, Inc. and Hong Lu.

    10.9(1)             Employment and Non-Competition Agreement dated October 6,
                        1995 between UTStarcom, Inc. and Ying Wu.

    10.10(1)*           Product Manufacture & License Agreement dated May 13, 1997 between UTStarcom, Inc. and Tollgrade Communications, Inc.

    10.11(1)*           Sales Agreement dated February 12, 1999 between UTStarcom
                        (China) Ltd. and BaoDing Telecommunication Bureau, Hebei
                        Province.

    10.12(1)*           Sales Contract dated August 23, 1999 between UTStarcom
                        (China) Ltd. and Xian Telecommunication Bureau.

    10.13(1)*           Technical License and Assistance Agreement dated November 2,
                        1999 between UTStarcom, Inc. and Mitsubishi Electric
                        Corporation.

    10.13(a)(1)*        Amendment No. 1 to Technical License and Assistance
                        Agreement dated February 21, 2000 between UTStarcom, Inc.
                        and Mitsubishi Electric Corporation.

    10.14(1)*           Technical Assistance Agreement dated October 1, 1999 between
                        Matsushita Communication Industrial Co. Ltd. and UTStarcom,
                        Inc.

    10.14(a)(1)         Addendum dated February 18, 2000 to the Technical Assistance
                        Agreement dated October 1, 1999 between Matsushita
                        Communication Industrial Co. Ltd. and UTStarcom, Inc.

    10.15(1)*           Joint Product Development and Marketing Memorandum and
                        Understanding dated September 2, 1999 between UTStarcom,
                        Inc. and Matsushita Communication Industrial Co., Ltd.

    10.16(1)*           Joint Patent Filing Agreement dated December 1, 1998 between
                        UTStarcom, Inc. and Matsushita Communication Industrial Co.,
                        Ltd.

    10.17(1)*           Loan Agreement dated June 15, 1998 between UTStarcom, Inc.
                        and SOFTBANK Corp.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    10.18(a)(1)*+       Loan Agreement dated March 9, 1999 between Bank of China and
                        UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(b)(1)*        Loan Agreement dated June 7, 1999 between Bank of China and
                        UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(c)(1)*        Loan Agreement dated June 29, 1999 between Bank of China and
                        UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(d)(1)*        Loan Agreement dated July 7, 1999 between Bank of China and
                        UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(e)(1)*        Loan Agreement dated July 14, 1999 between Bank of China and
                        UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(f)(1)*        Loan Agreement dated July 21, 1999 between Bank of China and
                        UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(g)(1)*        Loan Agreement dated August 5, 1999 between Bank of China
                        and UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(h)(1)*        Loan Agreement dated August 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(i)(1)*        Loan Agreement dated September 2, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.18(j)(1)*        Loan Agreement dated September 17, 1999 between Bank of
                        China and UTStarcom Hangzhou Telecommunications Co., Ltd.

    10.19(1)*           Joint Venture Agreement dated July 31, 1997 between
                        UTStarcom, Inc. and Zhejiang Telecommunication Equipment
                        Factory.

    10.20(1)*           Joint Venture Agreement dated December 8, 1995 between
                        UTStarcom, Inc. and Chinese Guangdong Nanfeng
                        Telecommunication Group Co. Ltd.

    10.20(a)(1)*        Amendment Agreement to the Contract and Articles of
                        Association of Guangdong UTStarcom Communications Co. Ltd.
                        dated December 11, 1997.

    10.21(1)*           Joint Venture Agreement dated September 12, 1997 between
                        UTStarcom, Inc. and Zhejiang Nantian Post and
                        Telecommunication Development Group Co. Ltd.

    10.22(1)            Lease dated December 23, 1997 between UTStarcom, Inc. and
                        Tech Center Partners.

    10.23(1)            Lease Agreement dated April 1995, as amended, between
                        UTStarcom, Inc. and Metro Park Associates.

    10.24(1)            Lease Agreements dated December 31, 1997 and May 14, 1998
                        between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong
                        Southern Telecom Group Huizhou Company.

    10.25(1)            Lease Contract dated December 15, 1996 between UTStarcom
                        (Hangzhou) Telecommunications Co., Ltd. and Yile Village,
                        Gudang Township.

    10.26(1)*           Purchase Agreement for P.R. China Market dated April 1, 1999 between UTStarcom Inc., Matsushita Electric Industrial Co.,
                        Ltd. and Matsushita Communication Industrial Co., Ltd.

    10.27(1) Information Service Project Contract dated June 1, 1998 between UTStarcom (China) Ltd. and China Jitong
                        Communication Co. Ltd.

    10.28(1)            Payment Agent Contract dated June 11, 1998 among UTStarcom,
                        UTStarcom (China) Ltd, Softbank Corporation and Jitong
                        Communication Co., Ltd.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    10.29(1)            Agreement on Termination of Contract dated August 30, 1999 among UTStarcom, Inc., UTStarcom (China) Ltd., Softbank
                        Corporation and Jitong Communication Co., Ltd.

    10.30(1)            Exchange Agreement dated October 15, 1997 between UTStarcom,
                        Inc. and certain investors.

    10.31(1)            Exchange Agreement dated October 15, 1997 between UTStarcom,
                        Inc. and certain investors.

    10.32(1)            Employment and Non-Competition Agreement dated October 6,
                        1995 between UTStarcom, Inc. and Bill Huang.

    10.33(1) Lease contract on Housing and Vacant Land at Yunshan Post and Telecommunication Industrial Village dated January 3,
                        2000 between Guangdong UTStarcom Telecom Co., Ltd. and
                        Guangdong Nanfang Communication Group, Huizhou Co.

    10.34(1)            Loan Agreement dated October 8, 1996 between UTStarcom
                        (China) Co., Inc. and Bill X. Huang.

    10.35(1)            Promissory Note Secured by Deed of Trust dated February 13,
                        1999 issued to UTStarcom, Inc. by Bill X. Huang and Minnie
                        Huang.

    10.36(1)*           Supply Agreement dated February 18, 2000 between UTStarcom,
                        Inc. and Matsushita Electric Industrial Co., Ltd.

    10.37(2)*           Manufacturing License Agreement between Himachal Futuristic
                        Communications Ltd. and UTStarcom, Inc., undated.

    10.38(2)*           Sales Agreement between Japan Radio Company and UTStarcom, dated March 16, 2000.

    10.39(2)*           Technical Collaboration Agreement between Sharp Corporation and UTStarcom, Inc., dated March 31, 2000.

    10.40(2)*           Parts Supply Agreement between Sharp Corporation and
                        UTStarcom, Inc., undated.

    10.41(3)*           Joint Venture Agreement between SOFTBANK Corporation and
                        UTStarcom, Inc., dated May 29, 2000.

    10.42(3)*           Land Use Right Assignment Agreement between the
                        Administration Committee of Hangzhou Hi-Tech Industry
                        Development Zone of Zhejiang Province of the People's
                        Republic of China and UTStarcom, Inc., dated May 18, 2000.

    10.43(3)*           Supply Agreement between Matsushita Electric Industrial Co.,
                        Ltd., Matsushita Communications Industrial Co., Ltd., and
                        UTStarcom, Inc., dated April 1, 2000.

    10.44(4)*           OEM Agreement between UTStarcom, Inc. and Zaffire, Inc.,
                        dated August 10, 2000.

    10.45(4)*           Development Agreement between UTStarcom, Inc. and Matsushita
                        Communication Industrial Co., Ltd., dated September 26,
                        2000.

    10.46(4)*           OEM Agreement between UTStarcom, Inc. and Interwave
                        Communications International, Ltd., dated July 14, 2000.

    10.47(4)*           OEM Agreement between UTStarcom, Inc. and Foundry Networks,
                        Inc., dated August 24, 2000.

    10.48(4)*           Loan Contract between UTSC Co., Ltd. and Bank of China
                        Beijing Branch, dated August 29, 2000.

    10.49*              Sales Contract between UTStarcom (China), Ltd. and Zhejiang
                        Telecom Company (Shaoxing Branch), dated November 18, 2000.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    10.50*              Sales Contract between UTStarcom (China), Ltd. and He Nan
                        Telecom Company, dated October 28, 2000.

    10.51*              Sales Contract between UTStarcom (China), Ltd., Xian
                        Equipment Import/Export Company, Ltd., and Shaanxi China
                        Telecom Group, Ltd., dated September 29, 2000. (received by
                        UTStarcom, Inc. on October 9, 2000).

    10.52*              Technical Assistance Agreement between UTStarcom, Inc. and
                        Matsushita Communication Industrial Co. Ltd., dated December
                        1, 2000.

    10.53*              Definitive Agreement for Collaboration between UTStarcom,
                        Inc. and Mitsubishi Electric Corporation, dated October 22,
                        2000.

    10.54*              Software License Agreement between UTStarcom, Inc. and DDI
                        Corporation, Inc. dated October 4, 2000.

    10.55*              Strategic Alliance, Purchase and License Agreement between
                        UTStarcom, Inc. and Telecommunication D'Haiti S.A.M., dated
                        December 5, 2000.

    21.1                Subsidiaries of UTStarcom, Inc.

    23.1                Consent of PricewaterhouseCoopers LLP.

    23.2                Consent of Willamette Management Associates

    24.1                Power of Attorney (included on signature page).

------------------------

* Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-93069), which became effective March 2, 2000.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    (b) Reports on Form 8-K:
       No reports on Form 8-K were filed during the year.

    (c) Exhibits
       See Item 14(a) (3) above.

    (d) Financial Statement Schedules

    See Index to Consolidated Financial Statements and Financial Statement
       Schedules at page 53 of this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2001.

                                                                      UTSTARCOM, INC.
                                                                        (REGISTRANT)

                                                       By               /s/ HONG LIANG LU
                                                            -----------------------------------------
                                                                          Hong Liang Lu
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2001.

                 SIGNATURE                                            TITLE
                 ---------                                            -----
             /s/ HONG LIANG LU                        President, Chief Executive Officer and
   --------------------------------------             Director (Principal Executive Officer)
               Hong Liang Lu

           /s/ MICHAEL J. SOPHIE                    Vice President of Finance, Chief Financial
   --------------------------------------           Officer and Assistant Secretary (Principal
             Michael J. Sophie                          Financial and Accounting Officer)

             /s/ MASAYOSHI SON                          Chairman of the Board of Directors
   --------------------------------------
               Masayoshi Son

                /s/ YING WU                          Vice Chairman of the Board of Directors
   --------------------------------------
                  Ying Wu

               /s/ THOMAS TOY                                        Director
   --------------------------------------
                 Thomas Toy

             /s/ CHAUNCEY SHEY                                       Director
   --------------------------------------
               Chauncey Shey

            /s/ LARRY D. HORNER                                      Director
   --------------------------------------
              Larry D. Horner

    Condensed Financial Information at December 31, 1999 and 2000 and for each of the three years ended December 31, 2000.

    INDEPENDENT ACCOUNTANTS REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of UTStarcom, Inc.:

    Our audits of the consolidated financial statements referred to in our report dated January 24, 2001, included an audit of the financial statement schedules of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
San Francisco, California
January 24, 2001

                                                                      SCHEDULE I

                        UTSTARCOM, INC. (UNCONSOLIDATED)
                           REGISTRANT BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $104,805   $ 43,729
  Short-term investment.....................................    83,858         --
  Accounts receivable.......................................   105,571     42,107
  Receivable from related parties...........................       406        892
  Inventories, net..........................................    18,223     11,479
  Other current assets......................................     4,889      4,764
                                                              --------   --------
Total current assets........................................   317,752    102,971
Property, plant and equipment, net..........................     6,604      3,867
Long-term investments.......................................   110,332     54,971
Goodwill and intangible assets, net.........................    18,888     23,696
Other long term assets......................................     5,768      2,155
                                                              --------   --------
  Total assets..............................................  $459,344   $187,660
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $ 18,794   $  4,501
  Third party debt..........................................         7         15
  Income taxes payable......................................     3,999      2,127
  Deferred revenue..........................................    11,457        500
  Other current liabilities.................................    12,768     14,797
                                                              --------   --------
Total current liabilities...................................    47,025     21,940
                                                              --------   --------
Stockholders' equity:
Convertible preferred stock: $.00125 par value; authorized:
  99,200,000
shares; issued and outstanding 70,377,322 at December 31,
  1999......................................................        --         88
Common stock: $.00125 par value; authorized: 250,000,000
shares; issued and outstanding: 95,032,657 at December 31,
  2000 and 8,929,837 at December 31, 1999...................       120         13
Additional paid-in capital..................................   426,665    218,692
Deferred stock compensation.................................    (6,491)   (17,792)
Accumulated deficit.........................................    (7,808)   (34,821)
Notes receivable from shareholders..........................      (314)      (555)
Other comprehensive income..................................       147         95
                                                              --------   --------
Total stockholders' equity..................................   412,319    165,720
                                                              --------   --------
Total liabilities, minority interest, and stockholders'
  equity....................................................  $459,344   $187,660
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

                        UTSTARCOM, INC. (UNCONSOLIDATED)
                        CONDENSED INFORMATION AS TO THE
                             RESULTS OF OPERATIONS
                               OF THE REGISTRANT
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $267,384   $109,091   $48,458
Cost of sales (includes stock compensation expense of $90,
  $12, and $0)..............................................   228,624     95,866    36,293
                                                              --------   --------   -------
Gross profit................................................    38,760     13,225    12,165
Operating expenses:
  Selling, general and administrative expenses (includes
    stock compensation expense of $4,676, $4,256, $390).....    14,814      8,249     5,892
  Research and development expenses (includes stock
    compensation expense of $6,795, $1,285, and $22)........    40,957     12,966     9,319
  Amortization of intangible assets.........................     4,808        188        --
  In-process research and development costs.................        --      3,992        --
                                                              --------   --------   -------
Total operating expenses....................................    60,579     25,395    15,211
                                                              --------   --------   -------
Operating loss..............................................   (21,819)   (12,170)   (3,046)
Interest income.............................................    12,426      3,839     3,754
Interest expenses...........................................      (154)    (1,693)   (1,016)
Other income (expenses).....................................      (139)       360      (925)
Equity in net income of affiliated companies................    47,399     21,954     2,220
                                                              --------   --------   -------
Income before income taxes and cumulative effect of a change
  of accounting principle...................................    37,713     12,290       987
Income tax expense (benefit)................................     9,720       (829)      394
                                                              --------   --------   -------
Income from continuing operations...........................    27,993     13,119       593
Loss from discontinued operations...........................        --     (1,656)     (893)
                                                              --------   --------   -------
Net income (loss) before cumulative effect of a change of
  accounting principle......................................    27,993     11,463      (300)
Cumulative effect of change in accounting principle, net of
  income taxes..............................................      (980)        --        --
                                                              --------   --------   -------
Net income (loss)...........................................    27,013     11,463      (300)
Beneficial conversion feature of Series F convertible
  preferred stock...........................................        --    (29,977)       --
                                                              --------   --------   -------
Net income (loss) applicable to common stockholders.........  $ 27,013   $(18,514)  $  (300)

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

                        UTSTARCOM, INC. (UNCONSOLIDATED)
          CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT
                                 (IN THOUSANDS)

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ 27,013   $11,463    $  (300)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Loss from discontinued operations.........................        --     1,656        893
  Depreciation and amortization.............................     7,308     1,258        841
  Write-off of in-process research and development costs....        --     3,992         --
  Net loss on sale of assets................................       698        --        107
  Cumulative effect of change in accounting principle.......       980        --         --
  Stock compensation expense................................    11,560     5,553        412
  Equity in net loss of affiliated companies................   (47,399)  (21,954)    (2,220)
  Minority interest.........................................        --        --         --
  Changes in operating assets and liabilities:
    Accounts receivable and receivable from related
      parties...............................................   (61,089)    3,647    (35,238)
    Inventories.............................................    (6,744)  (10,062)      (380)
    Other current and non-current assets....................     2,497    (1,578)      (739)
    Accounts payable and payable to related parties.........    14,363   (24,359)    16,000
    Income taxes payable....................................     3,264     1,079        884
    Other current liabilities...............................    (1,987)   11,275      2,585
    Deferred revenue........................................    10,957       500         --
                                                              --------   -------    -------
Net cash used in operating activities.......................   (38,579)  (17,530)   (17,155)
                                                              --------   -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..................    (6,119)   (1,422)    (2,122)
Investment in affiliates, net of cash acquired..............    (8,945)      108       (803)
Proceeds from disposal of property..........................        75       652         --
Purchase of short-term investment...........................   (83,805)       --         --
                                                              --------   -------    -------
Net cash used in investing activities.......................   (98,794)     (662)    (2,925)
                                                              --------   -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses..........................   198,213    55,481        480
Reacquired common stock.....................................        --        --       (453)
Distribution of cash to shareholders........................        --        --         --
Proceeds (payments) from borrowing, net.....................        (8)       (7)        13
Proceeds from shareholder notes.............................       245        --         --
                                                              --------   -------    -------
Net cash provided by financing activities...................   198,450    55,474         40
                                                              --------   -------    -------
Net increase (decrease) in cash and cash equivalents........    61,077    37,282    (20,040)
Cash and cash equivalents at beginning of period............    43,729     6,447     26,487
                                                              --------   -------    -------
Cash and cash equivalents at end of period..................  $104,806   $43,729    $ 6,447
                                                              ========   =======    =======

   The accompanying notes are an integral part of these financial statements.

                                                                      SCHEDULE I

                                UTSTARCOM, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

    UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, intercompany transactions have not been eliminated. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended
December 31, 2000. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

                                                                     SCHEDULE II

                                UTSTARCOM, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                    ADDITIONS
                                                      BALANCE AT    CHARGED TO                BALANCE AT
                                                     BEGINNING OF   COSTS AND                   END OF
DESCRIPTION                                           THE PERIOD     EXPENSES    DEDUCTIONS   THE PERIOD
-----------                                          ------------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts....................     $6,789        $6,448       $  402       $12,835
Provision for obsolete inventory...................     $6,415        $2,786       $   --       $ 9,201
Accrued product warranty costs.....................     $1,236        $4,279       $2,382       $ 3,133

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts....................     $3,957        $6,006       $3,174       $ 6,789
Provision for obsolete inventory...................     $2,445        $5,695       $1,725       $ 6,415
Accrued product warranty costs.....................     $  997        $  481       $  242       $ 1,236

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts....................     $3,312        $  875       $  230       $ 3,957
Provision for obsolete inventory...................     $1,779        $1,048       $  382       $ 2,445
Accrued product warranty costs.....................     $  548        $  879       $  430       $   997