Form 10-K/A
period 2000-12-31
UTSTARCOM INC
filed 2001-03-01
CIK 1030471

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                    PART II

ITEM 5-- MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

FISCAL 2000                                                    HIGH       LOW
-----------                                                  --------   --------
First Quarter from March 3, 2000...........................  $ 93.50     $41.00
Second Quarter.............................................  $77.625     $16.75
Third Quarter..............................................  $ 32.88     $18.00
Fourth Quarter.............................................  $ 23.00     $12.31

    Our common stock has been traded in The Nasdaq Stock Market under the symbol UTSI since our initial public offering on March 3, 2000. The preceding table sets forth the high and low sales prices per share of our common stock as reported on The Nasdaq National Market for the periods indicated. As of December 31, 2000 we had approximately 250 stockholders of record.

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

    10.45(4)*           Development Agreement between UTStarcom, Inc. and Matsushita
                        Communication Industrial Co., Ltd., dated September 26,
                        2000.

    10.46(4)*           OEM Agreement between UTStarcom, Inc. and Interwave
                        Communications International, Ltd., dated July 14, 2000.

    10.47(4)*           OEM Agreement between UTStarcom, Inc. and Foundry Networks,
                        Inc., dated August 24, 2000.

    10.48(4)*           Loan Contract between UTSC Co., Ltd. and Bank of China
                        Beijing Branch, dated August 29, 2000.

    10.49(5)*           Sales Contract between UTStarcom (China), Ltd. and Zhejiang
                        Telecom Company (Shaoxing Branch), dated November 18, 2000.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
    10.50(5)*           Sales Contract between UTStarcom (China), Ltd. and He Nan
                        Telecom Company, dated October 28, 2000.

    10.51(5)*           Sales Contract between UTStarcom (China), Ltd., Xian
                        Equipment Import/Export Company, Ltd., and Shaanxi China
                        Telecom Group, Ltd., dated September 29, 2000. (received by
                        UTStarcom, Inc. on October 9, 2000).

    10.52(5)*           Technical Assistance Agreement between UTStarcom, Inc. and
                        Matsushita Communication Industrial Co. Ltd., dated December
                        1, 2000.

    10.53(5)*           Definitive Agreement for Collaboration between UTStarcom,
                        Inc. and Mitsubishi Electric Corporation, dated October 22,
                        2000.

    10.54(5)*           Software License Agreement between UTStarcom, Inc. and DDI
                        Corporation, Inc. dated October 4, 2000.

    10.55(5)*           Strategic Alliance, Purchase and License Agreement between
                        UTStarcom, Inc. and Telecommunication D'Haiti S.A.M., dated
                        December 5, 2000.

    21.1(5)             Subsidiaries of UTStarcom, Inc.

    23.1                Consent of PricewaterhouseCoopers LLP.

    23.2(5)             Consent of Willamette Management Associates

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

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-93069), which became effective March 2, 2000.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5) Previously filed as exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 filed on February 28, 2001.

    (b) Reports on Form 8-K:
       No reports on Form 8-K were filed during the year.

    (c) Exhibits
       See Item 14(a) (3) above.

    (d) Financial Statement Schedules

    See Index to Consolidated Financial Statements and Financial Statement
       Schedules at page 53 of this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2001.

                                                                      UTSTARCOM, INC.
                                                                        (REGISTRANT)

                                                       By             /s/ MICHAEL J. SOPHIE
                                                            -----------------------------------------
                                                                        Michael J. Sophie
                                                            VICE PRESIDENT OF FINANCE, CHIEF FINANCIAL
                                                                 OFFICER AND ASSISTANT SECRETARY

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