Form 10-Q
period 2001-03-31
UTSTARCOM INC
filed 2001-05-11
CIK 1030471

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

COMMISSION FILE NUMBER 000-29661

UTSTARCOM, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State of Incorporation)	52-1782500 (I.R.S. Employer Identification No.)
1275 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA (Address of principal executive offices)	94502 (zip code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 864-8800

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    As of April 27, 2001, there were 96,578,995 shares of the Registrant's Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)

	March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$175,535	$149,112
Short-term investments	32,949	83,858
Accounts receivable, net of allowances for doubtful accounts of $13,629 and $12,835 at March 31, 2001 and December 31, 2000, respectively	169,708	161,330
Receivable from related parties	857	406
Inventories	153,142	118,995
Other current assets	36,399	17,674

Total current assets	568,590	531,375
Property, plant and equipment, net	28,494	21,999
Long-term investments	13,132	12,397
Goodwill and intangible assets, net	27,975	20,238
Other long term assets	3,863	5,828

Total assets	$642,054	$591,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,937	$44,564
Debt	55,427	43,381
Amounts payable to related parties	1,335	—
Income taxes payable	5,026	7,170
Deferred revenue	43,989	31,678
Other current liabilities	38,984	34,721

Total current liabilities	184,698	161,514
Long-term liabilities	22,748	12,048
Minority interest in consolidated subsidiaries	5,844	5,956

Total liabilities	213,290	179,518

Stockholders' equity:
Common stock: $.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 95,872,924 at March 31, 2001 and 95,032,657 at December 31, 2000	122	120
Additional paid-in capital	432,207	426,665
Deferred stock compensation	(5,129)	(6,491)
Retained earnings (cumulative deficit)	1,554	(7,808)
Notes receivable from shareholders	(292)	(314)
Other comprehensive income	302	147

Total stockholders' equity	428,764	412,319

Total liabilities and stockholders' equity	$642,054	$591,837

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended March 31,
	2001	2000
Net sales	$119,181	$58,587
Cost of sales	77,768	37,974

Gross profit	41,413	20,613

Operating expenses:
Selling, general and administrative expenses (includes stock compensation expense of $681 and $1,802)	14,131	11,064
Research and development expenses (includes stock compensation expense of $578 and $4,595)	12,412	10,909
Amortization of intangible assets	1,471	1,223

Total operating expenses	28,014	23,196

Operating income	13,399	(2,583)
Interest income	2,350	1,354
Interest expenses	(861)	(757)
Other income (expenses)	(1,037)	175
Equity in net loss of affiliated companies	(244)	(279)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	13,607	(2,090)
Income tax expense	3,652	918

Income (loss) before minority interest	9,955	(3,008)
Minority interest in earnings of consolidated subsidiary	(593)	(261)

Income (loss) before cumulative effect of change in accounting principle	9,362	(3,269)
Cumulative effect of change in accounting principle	—	(980)

Net income (loss)	$9,362	$(4,249)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	0.10	(0.09)
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) per share	$0.10	$(0.12)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	0.09	(0.09)
Cumulative effect of change in accounting principle	—	(0.03)

Net income (loss) per share	$0.09	$(0.12)

Weighted average shares used in per-share calculation:
— Basic	95,873	35,867

— Diluted	104,262	35,867

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31, 2001	March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,362	$(4,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	980
Depreciation and amortization	3,293	2,040
Net loss on sale of assets	18	83
Impairment of long-term investment	1,000	—
Stock compensation expense	1,272	6,430
Increase in allowance for doubtful accounts	794	1,819
Increase in inventory reserve	1,674	800
Equity in net loss of affiliated companies	244	279
Minority interest in earnings of consolidated subsidiary	593	261
Changes in operating assets and liabilities:
Accounts receivable and receivable from related parties	(9,622)	(11,089)
Inventories	(35,822)	(23,769)
Other current and non-current assets	(18,461)	(9,975)
Accounts payable and payable to related party	(3,291)	(4,190)
Income taxes payable	796	(207)
Deferred revenue	12,310	1,237
Other current liabilities	4,263	3,249

Net cash used in operating activities	(31,577)	(36,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(4,549)	(1,442)
Investment in affiliates, net of cash acquired	(1,979)	—
Proceeds from disposal of property	38	90
Sales and (purchases) of short-term investments	51,064	(8,566)

Net cash provided by (used in) investing activities	44,574	(9,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	2,685	195,448
Proceeds from borrowing, net	10,711	25,059
Proceeds from repayments of shareholder notes	30	11

Net cash provided by financing activities	13,426	220,518

Net increase in cash and cash equivalents	26,423	174,299
Cash and cash equivalents at beginning of period	149,112	87,364

Cash and cash equivalents at end of period	$175,535	$261,663

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES

1. BASIS OF PRESENTATION:

    The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the "Company") and its wholly and majority (over 50 percent) owned subsidiaries, except for the Guangdong manufacturing subsidiary ("GUTS") which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies, of which none represent greater than 10 percent ownership, are accounted for using the cost method.

    The accompanying financial data as of March 31, 2001 and for the three months ended March 31, 2001 and March 31, 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 2000 financial statements including the notes thereto, and the other information set forth therein included in the Company's Annual Report on Form 10K/A.

    In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

2.  REVENUE RECOGNITION

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

3.  ACCOUNTING CHANGE (in thousands):

    Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue in certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. The Company changed its method of revenue recognition to the point of contractual final acceptance for these contracts. In addition, certain contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. The Company recorded a cumulative adjustment of $980 for the effect of the change on prior years in first quarter fiscal 2000.

No revenue was recognized in the three months ended March 31, 2001 that was included in the cumulative effect of change in accounting principle. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in a reduction in net income of $286 or $0.01 per share for the three months ended March 31, 2000.

4.  EARNINGS (LOSS) PER SHARE (in thousands, except per share data):

    Basic earnings (loss) per share is computed by dividing net income or loss applicable to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings (loss) per share is determined in the same manner as basic earnings (loss) per share except that the numbers of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and restricted stock. Dilutive potential shares are not included during periods when the Company experienced a net loss, as the impact would be anti-dilutive.

    The following table presents the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31, 2001	March 31, 2000
Numerator:
Income (loss) before cumulative effect of a change in accounting principle	$9,362	$(3,269)
Cumulative effect of a change in accounting principle	—	(980)

Net income (loss)	$9,362	$(4,249)

Denominator:
Weighted average shares outstanding—basic	95,873	35,867

Weighted average shares outstanding—diluted	104,262	35,867

Basic earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.10	$(0.09)
Cumulative effect of a change in accounting principle	$—	$(0.03)

Net income (loss) per share	$0.10	$(0.12)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in accounting principle	$0.09	$(0.09)
Cumulative effect of a change in accounting principle	$—	$(0.03)

Net income (loss) per share	$0.09	$(0.12)

5.  COMPREHENSIVE INCOME/(LOSS) (in thousands):

    Statement of Financial Accounting Standards ("SFAS") No. 130 requires disclosure of total non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115, foreign currency translation adjustments accounted for under SFAS No. 52, and minimum pension liability adjustments made pursuant to SFAS No. 87.

    The reconciliation of net income (loss) to comprehensive income (loss) for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

	Three Months Ended
	March 31, 2001	March 31, 2000
Net income (loss)	$9,362	$(4,249)
Cumulative translation adjustments	—	429
Unrealized gains (losses) on investments	155	—

Total comprehensive income (loss)	$9,517	$(3,820)

6.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):

	Three Months Ended
	March 31, 2001	March 31, 2000
Cash paid during the period for:
Interest	$802	$725
Income taxes	$3,141	$1,240

    Non-cash investing and financing activities were as follows:

	Three Months Ended
	March 31, 2001	March 31, 2000
Unrealized foreign exchange gain	$—	$429
Non-qualified stock option exercise tax benefits	$2,940	$4,376
Liability to issue common stock in conjunction with an acquisition	$10,700	$—
Liability arising in conjunction with an acquisition	$1,335	$—

7.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands):

    All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At March 31, 2001, $92,752 of available-for-sale securities was included in cash equivalents and $32,949 of available-for-sale securities was included in short-term investments. These available-for-sale securities consisted of government sponsored entities' notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

8.  INVENTORIES (in thousands):

    Inventories as of March 31, 2001 and December 31, 2000 consist of the following:

	March 31, 2001	December 31, 2000
Raw materials	$51,563	$41,876
Work-in-process	31,032	23,432
Finished goods	81,423	62,888

	$164,018	$128,196
Less allowance for obsolete inventory	(10,876)	(9,201)

	$153,142	$118,995

9.  DEBT (in thousands):

    The following represents the outstanding borrowings at March 31, 2001 and December 31, 2000:

Note	Rate	Maturity	March 31, 2001	December 31, 2000
Bank of China (1)	From 5.56% to 5.85%	From 05/01 to 03/02	$38,554	$28,917
China Merchants Bank (2)	6.44%	03/02	6,024	3,614
Commercial Bank of Hangzhou (3)	6.21%	06/10	12,048	12,048
Industrial & Commercial Bank of China (4)	5.85%	05/01	6,024	6,024
China Construction Bank (5)	6.44%	06/01	4,819	4,819
Other	Various	Various	6	7

Total debt			$67,475	$55,429
Long-term bank borrowings			12,048	12,048

Short-term bank borrowings			$55,427	$43,381

(1)
Guaranteed by the Company and the minority shareholder of HUTS. This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $108,433.

(2)
Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in March 2002.

(3)
Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.

(4)
Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2001.

(5)
Guaranteed by HUTS. This line allows for borrowings of up to $4,819 and matures in June 2001.

10. ACQUISITIONS (in thousands):

    On July 24, 2000, the Company entered into an agreement with Stable Gain International Ltd. ("Stable Gain") to purchase intellectual property and certain related fixed assets, and to transfer development employees to the Company for $10,700. The terms of the purchase agreement provide that the Company will pay Stable Gain consideration of $10,700 in the form of common stock of the Company, provided certain government approvals and other deliverables, as defined in the agreement, are obtained within twelve months. The final approvals were obtained in March 2001, and the transfer of the common stock is expected to be completed in the second quarter of fiscal 2001. At March 31, 2001, $10,700 in respect of the purchase consideration is included in long-term liabilities. On August 18, 2000, the Company entered into a separate agreement to purchase certain related fixed assets for a total consideration of $319. The total purchase consideration of $11,019 was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7,449 was recorded on acquisition.

    The following represents the allocation of the purchase price for Stable Gain:

Fair value of net assets acquired	$2,430
Fair value of identified intangible assets	1,140
Excess of costs of acquiring Stable Gain over fair value of net assets acquired	7,449

$11,019

    The Company, as part of its business operations in China, formed NST, a joint venture company with Zhejiang Nan Tian, and acquired a 65% holding. On February 5, 2001, the Company entered into an agreement to acquire the remaining 35% ownership in the joint venture company for a total consideration of $1,335 payable in cash. The purchase price was allocated to property and equipment and goodwill under the purchase method of accounting. Goodwill totaling $619 was recorded on acquisition. At March 31, 2001, the obligation in respect of the purchase consideration of $1,335 is included in related party payables.

    The following represents the allocation of the purchase price for NST:

Fair value of net assets acquired	$716
Excess of costs of acquiring NST over fair value of net assets acquired	619

$1,335

    Had the acquisitions of Stable Gain and NST occurred on January 1, 2001, proforma net income for the three months ended March 31, 2001 would have been $8,805 or $0.09 per share basic, $0.08 per share fully diluted. There was no impact on proforma revenues for the three months ended March 31, 2001. Proforma adjustments have been added to record the amortization of fixed assets, goodwill and other intangible assets as if the transaction occurred on January 1, 2001.

11. LONG TERM INVESTMENTS

    During 2000, the Company formed a joint venture with SOFTBANK Corporation ("SOFTBANK") to invest $100 million in Softbank China Holdings Pte. Ltd. ("Softbank China"), an investment fund. The Company's share in the joint venture was 10%. As of March 31, 2001, the Company had invested $10 million in Softbank China. This fund focuses on investments in Internet companies in China. SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" requires that a decline in value other than a temporary decline, be included in earnings. Based upon a review of the carrying value of the fund investments, the Company and SOFTBANK decided to write down the investment by approximately $11 million of which $1 million has been recognized as an impairment charge by the Company during the three months ended March 31, 2001, representing the Company's share in the joint venture.

12. SEGMENT REPORTING (in thousands):

    The Company provides communications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and Other regions. Substantially all the Company's revenues are attributable from China. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company is considered a single reportable segment. We are required to disclose certain information about our product revenues, information about geographic areas, information about our major customers, and information about long-lived assets. Revenues from Shaoxing Telecommunications Bureau accounted for 14.0% of consolidated revenues during the three months ended March 31, 2001. Revenues from Hangzhou Telecommunications Bureau accounted for 39.6% of consolidated revenues during the three months ended March 31, 2000. Corporate assets consist of cash and cash equivalents, short- and long-term investments and deferred tax assets. As of March 31, 2001, $346,197 or approximately 91.5% of non-corporate assets were located in China and $32,106 or 8.5% of non-corporate assets were located in the United States. Corporate assets at March 31, 2001 were $263,691. As of March 31, 2000, $283,909 or approximately 90.4% of non-corporate assets were located in China and $29,951 or 9.5% of non-corporate assets were located in the United States. Corporate assets at March 31, 2000 were $277,931.

    Geographical area data and product data are as follows (in thousands):

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Communications Equipment	Subscriber Handsets	Total	Communications Equipment	Subscriber Handsets	Total
Revenues:
China	$83,354	$33,424	$116,778	$42,940	$15,235	$58,175
Other	2,403	—	2,403	412	—	412

Total revenues	$85,757	$33,424	$119,181	$43,352	$15,235	$58,587

    Revenue attributable to North America was insignificant during the three months ended March 31, 2001 and March 31, 2000.

    Long-lived assets are as follows (in thousands):

	March 31, 2001	December 31, 2000
China	$32,185	$17,855
U.S.	24,284	24,382

Total long-lived assets	$56,469	$42,237

13. RECENT ACCOUNTING PRONOUNCEMENTS:

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption had no impact on the financial statements.

    In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company adopted SFAS No. 140 on January 1, 2001, and the adoption had no impact on the financial statements.

14. COUNTRY RISKS:

    Almost 98% of the Company's sales for the three months ended March 31, 2001 were made in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

    In June 2000, the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. The Company's PAS system will continue to be allowed in China's county-level cities and counties, which are the Company's primary markets for the Company's PAS system. In large and medium-sized cities, the Company's PAS system may be used on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones. New citywide PAS system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for the Company's PAS system. However, the Company does not yet have this network access license and the Company cannot provide any assurance that such a license will be issued for the Company's PAS system. In addition, there is no assurance that the Ministry of Information Industry will not conduct any further review/evaluation of PHS-based equipment or change its order regarding PHS-based system in the future. Management has also applied for network access licenses for other products, which the Company is no longer manufacturing but had previously sold. However, the Company has not yet received these access licenses and has no any assurance that a license will be issued. Management believes that no penalties or fines will be payable for non-compliance with the licensing requirements for both the PAS system and other products and that there will be no adverse effect on the Company's business or financial condition.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include those concerning the following: our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China's county-level cities and counties; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we will build additional manufacturing facilities, most likely in China; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of its current backlog orders; our expectation regarding our future investments; our expectation that we will develop the capacity to manufacture our own handsets; and our expectation that existing cash and cash equivalents will be sufficient to finance the Company's operations for at least the next 12 months. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-Q. UTStarcom undertakes no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

OVERVIEW

    We provide communications equipment including network access systems, optical transmission products and subscriber terminal products for service providers that operate wireless and wireline networks. Our operations are conducted primarily by our foreign subsidiaries that manufacture, distribute, and support our products in international markets, principally the People's Republic of China ("China").

    We provide communications equipment for service providers that operate wireless and wireline networks in rapidly growing communications markets. To date, substantially all of our sales have been to service providers in Mainland China. Our integrated suite of network access systems, optical transmission products and subscriber terminal products allows service providers to offer efficient and expandable voice, data and Internet access services. Because our systems are based on key international communications standards, service providers can easily integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol ("IP"), and wireless network rollouts.

    On March 3, 2000, we sold 11,500,000 shares of common stock, which included the underwriters' over-allotment option, at $18.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions and related expenses. The net proceeds may be used for general corporate purposes, including working capital and capital expenditures. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities. As of March 31, 2001 the Company has not used any of the net proceeds and the entire amount of net proceeds remains in our cash and cash equivalents and short-term investments accounts.

    To date, we have derived substantially all of our revenues from sales of communications equipment to service providers in China. Each of the Telecommunication Bureaus to whom we sell our equipment in China is part of the China Telecom system and subject to its ultimate control. However, equipment purchasing decisions are generally made at the individual Telecommunications Bureau level. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period-to-period.

    Almost 98% of our sales for the three months ended March 31, 2001 were made in China. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

    Specifically, remittances from China, which are of a capital nature, such as the repayment of bank loans denominated in foreign currencies, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency. Although the payment of cash dividends is permitted so long as our subsidiaries have sufficient reserves and adequate amounts of Renminbi to purchase foreign currency, regulations restrict the ability of our subsidiaries to transfer funds to us through intercompany loans and advances.

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

    No net deferred compensation expense was recorded during the three months ended March 31, 2001 in connection with the grant of stock options to employees. We recorded net deferred compensation of $3.6 million during the three months ended March 31, 2000, representing the difference between the deemed fair value of common stock for accounting purposes and the option exercise price for these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. We recorded stock compensation expense of approximately $1.3 million during the three months ended March 31, 2001 and $6.4 million during the three months ended March 31, 2000. At March 31, 2001, approximately $5.1 million remained to be amortized.

    Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China, the acquisition of the minority interest in Wacos, Inc. and the acquisition of Stable Gain International Ltd. ("Stable Gain").

    Consolidated equity in net income (loss) of affiliated companies comprises our share of the earnings from our Guangdong manufacturing subsidiary, which is accounted for using the equity method, as we do not have voting control over all significant matter.

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

RECENT DEVELOPMENTS

    On July 24, 2000, we entered into an agreement with Stable Gain to purchase intellectual property and certain related fixed assets, and to transfer development employees to our company for $10.7 million. The terms of the purchase agreement provide that we will pay Stable Gain consideration of $10.7 million in the form of common stock, provided certain government approvals and other deliverables, as defined in the agreement, are obtained within twelve months. The final approvals were obtained in March 2001, and the transfer of the common stock is expected to be completed in the second quarter of fiscal 2001. At March 31, 2001, the obligation in respect of the purchase consideration is included in long-term obligations. On August 18, 2000, we entered into a separate agreement to purchase certain related fixed assets for a total consideration of $0.3 million. The total purchase consideration of $11.0 million was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7.4 million was recorded on acquisition.

    As part of our business operations in China, we formed a joint venture company named Hangzhou Nantian Starcom Telecommunication Equipment Ltd. ("NST") with Zhejiang Nan Tian and we acquired a 65% holding in February 1996. On February 5, 2001, we entered into an agreement to acquire the remaining 35% ownership in the joint venture company for a total consideration of $1.3 million payable in cash. The purchase price was allocated to property and equipment and goodwill under the purchase method of accounting. Goodwill totaling $0.6 million was recorded on acquisition. At March 31, 2001 the obligation in respect of the purchase consideration of $1.3 million is included in related party payables.

RESULTS OF OPERATIONS

QUARTERS ENDED MARCH 31, 2001 AND 2000

NET INCOME (LOSS)

    For the three months ended March 31, 2001 we reported net income of $9.4 million as compared to a net loss of $4.2 million for the three months ended March 31, 2000.

NET SALES

    Our net sales increased 103% to $119.2 million for the three months ended March 31, 2001 from $58.6 million for the corresponding period in 2000. Sales of communications equipment for the three months ended March 31, 2001 were $85.8 million, an increase of $42.4 million or 98%, as compared to the three months ended March 31, 2000. Sales of subscriber handsets for the three months ended were $33.4 million, an increase of $18.2 million or 120%, as compared to the three months ended March 31, 2000. Sales of communications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize its telecommunications infrastructure. For the three months ended March 31, 2001, sales to Shaoxing Telecommunications Bureau accounted for 14.0% of our net sales. For the three months ended March 31, 2000, sales to Hangzhou Telecommunications Bureau accounted for 39.6% of our net sales.

    Effective January 1, 2000, we adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, we changed the way we recognize revenue in certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. We changed our method of revenue recognition to the point of contractual final acceptance for these contracts. In addition, certain contracts include a service requirement for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. The Company recorded a cumulative adjustment of $1.0 million for the effect of the change on prior years in first quarter fiscal 2000. No revenue was recognized in the three months ended March 31, 2001 that was included in the cumulative effect of change in accounting principle. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in a reduction in net income of $0.3 million or $0.01 per share for the three months ended March 31, 2000.

GROSS PROFIT

    Gross profit increased 101% to $41.4 million for the three months ended March 31, 2001 from $20.6 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, decreased to 34.7% for the three months ended March 31, 2001 from 35.2% for the three months ended March 31, 2000. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets, which comprised 28.0% of sales for the three months in 2001 compared to 26.0% in 2000.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased 27.7% to $14.1 million for the three months ended March 31, 2001 from $11.1 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased to 11.9% for the three months ended March 31, 2001 from 18.9% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales were primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

RESEARCH AND DEVELOPMENT

    Research and development expenses increased 13.8% to $12.4 million for the three months ended March 31, 2001 from $10.9 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased to 10.4% for the three months ended March 31, 2001 from 18.6% for the corresponding period in 2000, primarily due to the significant increases in net sales. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets was $1.5 million for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2000. The increase in amortization of intangible assets was due to amortization of additional goodwill that was recognized upon the acquisition of Stable Gain.

INTEREST INCOME (EXPENSES), NET

    Net interest income was $1.4 million for the three months ended March 31, 2001 and $0.6 million for the corresponding period in 2000. The increase was primarily due to increased interest income from higher average cash balances as a result of the completion of our initial public offering in March 2000.

OTHER INCOME (EXPENSES), NET

    Other income (expense) was $(1.0) million for the three months ended March 31, 2001 and $0.2 million for the corresponding period in 2000. The decrease was primarily due to an impairment charge of $1.0 million relating to our investment in the Softbank China fund, based upon a review of the carrying value of this long-term investment.

EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES

    Consolidated equity in the net loss of affiliated companies was $0.2 million for the three months ended March 31, 2001 and consolidated equity in the net loss of affiliated companies was $0.3 million for the corresponding period in 2000. The net loss at our Guangdong manufacturing subsidiary remained constant, as demand for its main product remained constant.

INCOME TAX EXPENSE

    Income tax expense was $3.7 million for the three months ended March 31, 2001 and $0.9 million for the corresponding period in 2000. The increase in the income tax expense was due to our increasing income.

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES

    Minority interest in earnings of consolidated subsidiaries was $0.6 million for the three months ended March 31, 2001 and $0.3 million for the corresponding period in 2000. The change between the two periods was primarily due to the increased profitability at our Zhejiang subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering we financed our operations through the sales of preferred stock and, to a lesser extent, bank lines of credit. In November and December 1999, we secured private equity financing totaling $55.0 million. In March 2000, we raised $189.4 million in net proceeds from our initial public offering. We have available lines of credit totaling $161.4 million as of March 31, 2001. As of March 31, 2001, total borrowings were $67.5 million under these lines of credit, and of this amount, $12.0 million is included in long-term debt. As of March 31, 2001, we had working capital of $383.9 million, including $175.5 million in cash and cash equivalents, $32.9 million of short-term investments and $55.4 million of Renminbi-denominated bank borrowings.

    As of March 31, 2001, we had invested $10.0 million in an investment fund established by SOFTBANK focused on investments in Internet companies in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of our employees is employed by the fund. One of our directors serves as the Chief Executive Officer of the fund, and our Chief Executive Officer is the chairman of the board of the fund. We are not obligated to pay, nor do we receive, any fees in connection with services provided to the fund. We do not know what material fees will be paid to or by SOFTBANK or any other parties in connection with services provided to the fund. Many of the fund's investments will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in these early stages and may never materialize. During the three months ended March 31, 2001, based upon a review of the carrying value of this investment, an impairment charge of $1.0 million was recognized to provide for the decline in the fair value below the carrying value of this investment. Due to the risky nature of these investments, we may experience further losses in connection with this investment in Softbank China.

    Net cash used in operations for the three months ended March 31, 2001 was $31.6 million, which was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $34.1 million, $8.8 million and $18.5 million respectively, and a decrease in accounts payable of $3.3 million. The uses of cash were partially offset by depreciation and amortization expense of $3.3 million, amortization of deferred stock compensation expense of $1.3 million, a long-term investment impairment charge of $1.0 million, an increase in income taxes payable and other current liabilities of $5.1 million and an increase in deferred revenue of $12.3 million.

    Net cash provided by investing activities for the three months ended March 31, 2001 of $44.6 million was primarily due to sales and maturities of short-term investments of $51.1 million, offset by the acquisition of property, plant and equipment of $4.5 million, and investment in affiliates of $2.0 million. Proceeds from sales and maturities of short-term investments were used to finance working capital requirements.

    Net cash provided by financing activities for the three months ended March 31, 2001 of $13.4 million was primarily due to net proceeds of $10.7 million from borrowing under our lines of credit and $2.7 million from the issuance of common stock through the exercise of stock options.

    Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China.

Although the impact of currency fluctuations to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of March 31, 2001 is approximately $7.0 million.

    We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

FACTORS AFFECTING FUTURE OPERATING RESULTS:

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

  •
  the timing, number and size of orders for our products, as well as the relative mix of orders for each of our products, particularly the volume of lower margin telephone handsets;

  •
  the evolving and unpredictable nature of the economic, regulatory and political environments in China and other countries in which we market or plan to market our products;

  •
  aggressive price reductions by our competitors;

  •
  currency fluctuations;

  •
  market acceptance of our products and product enhancements;

  •
  the lengthy and unpredictable sales cycles associated with sales of our products combined with the impact of this variability on our suppliers' ability to provide us with components on a timely basis; and

  •
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

WE HAVE A HISTORY OF LOSSES

    We sustained losses prior to the first quarter of fiscal 2001. At December 31, 2000, we had an accumulated deficit of $7.8 million. As of March 31, 2001, we had retained earnings of approximately $1.6 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to remain profitable. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and a fixed cost structure, which could limit our ability to respond to declining revenues. Although our sales have grown in recent quarters, our past results should not be relied on as indications of our future performance. We cannot assure you that we will be able to remain profitable in future periods.

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED PRICES, REVENUES AND MARKET SHARE

    We face intense competition in our target markets and expect competition to increase. Our principal competitors in our various product lines include:

  •
  PAS: Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment.

  •
  AN-2000: Advanced Fibre Communications, Inc.; Alcatel Alsthom CGE, S.A.; Huawei Technology Co., Ltd.; Lucent; NEC Corporation; and Zhongxing.

  •
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

    We believe that the principal competitive factors affecting the market for our network access products include:

  •
  total initial cost of solution;

  •
  short delivery and installation intervals;

  •
  design and installation support;

  •
  ease of integration with the backbone network;

  •
  flexibility in supporting multiple interfaces and services;

  •
  life-cycle cost determined by reliability; and

  •
  manageability of the solution and scalability.

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

    Our business is characterized by large system deployments for a relatively small number of service providers. In the three months ended March 31, 2001, one customer, Shaoxing Telecommunications Bureau, accounted for 14.0% of our net sales. Our dependence on large system deployments makes our ability to provide systems in a timely and cost-effective manner critically important to our business. We have in the past experienced delays and encountered other difficulties in the installation and implementation of our systems. Various factors could cause future delays, including technical problems and the shortage of qualified technicians. Any delays or difficulties in deploying our systems, or the cancellation of any orders by service providers, could significantly harm our business.

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

    From time to time, our competitors or we may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete.

    Even if we are able to develop and introduce new products, we cannot assure you that they will gain market acceptance. Market acceptance of our products will depend on various factors including:

  •
  our ability to obtain necessary approvals from regulatory organizations;

  •
  the perceived advantages of the new products over competing products;

  •
  our ability to attract customers who have existing relationships with our competitors;

  •
  product cost relative to performance; and

  •
  the level of customer service available to support new products.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO DELIVER QUALITY PRODUCTS ON A TIMELY AND COST EFFECTIVE BASIS

    Our operating results depend on our ability to manufacture products on a timely and cost effective basis. In the past, we have experienced reductions in yields as a result of various factors, including defects in component parts and human error in assembly. If we experience deterioration in manufacturing performance or a delay in production of any of our products, we could experience delays in shipments and cancellations of orders. Moreover, networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with service providers' products, which incorporate a variety of components produced by third parties. As a result, when a problem occurs, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, any one of which could harm our business.

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

    The average selling prices for communications access and switching systems and subscriber terminal products, such as handsets, in China have been declining as a result of a number of factors, including:

  •
  increased competition;

  •
  aggressive price reductions by competitors;

  •
  rapid technological change; and

  •
  price and performance enhancements.

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

    Under the law of China governing Sino-foreign joint ventures, equity holders exercise rights primarily through the board of directors, which constitutes the highest authority of the joint venture. Although we own a majority of the Guangdong joint venture, we are only entitled to appoint a minority of the directors to the joint venture's board of directors, which prevents us from controlling the actions of the board. Moreover, even though we hold a majority of the board seats in the Zhejiang joint venture, China law requires unanimous approval of the board of directors for some significant corporate actions, including:

  •
  amendment of the Articles of Association of the joint venture;

  •
  liquidation or dissolution of the joint venture;

  •
  any increase, decrease or transfer of equity interests of any party to the joint venture; and

  •
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

OUR MULTI-NATIONAL OPERATIONS SUBJECT US TO VARIOUS ECONOMIC, POLITICAL, REGULATORY AND LEGAL RISKS

    We market and sell our products in China and other markets. The expansion of our existing multi-national operations and entry into additional international markets will require significant management attention and financial resources. Multi-national operations are subject to inherent risks, including:

  •
  difficulties in designing products that are compatible with varying international communications standards;

  •
  longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

  •
  unexpected changes in regulatory requirements;

  •
  changes to import and export regulations, including quotas, tariffs and other trade barriers;

  •
  delays or difficulties in obtaining export and import licenses;

  •
  potential foreign exchange controls and repatriation controls on foreign earnings;

  •
  exchange rate fluctuations and currency conversion restrictions;

  •
  the burdens of complying with a variety of foreign laws and regulations;

  •
  difficulties and costs of staffing and managing multi-national operations;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

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

    Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. As of March 31, 2001, this Japanese Yen bank account is valued at $7.0 million.

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

    Our expansion has placed and will continue to place a significant strain on our management, operational, financial and other resources. Many of the members of our management team have limited experience in the management of rapidly growing companies. To manage our growth effectively, we will need to take various actions, including:

  •
  enhancing management information systems and forecasting procedures;

  •
  further developing our operating, administrative, financial and accounting systems and controls;

  •
  maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

  •
  expanding, training and managing our employee base; and

  •
  expanding our finance, administrative and operations staff.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

    We have acquired and may continue to acquire complimentary businesses, products and technology. There can be no assurance that any anticipated benefits of an acquisition may be realized. We will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company.

WE MAY EXPERIENCE DIFFICULTY IN IDENTIFYING, FORMING AND MAINTAINING NEW BUSINESS VENTURES THAT ARE IMPORTANT TO THE DEVELOPMENT OF OUR BUSINESS, AND INVESTMENTS IN THESE VENTURES MAY NOT GENERATE RETURNS

    We have invested, and expect to continue to invest, significant capital in new business ventures that are important to the development of our business. We cannot assure you that we will be able to continue to identify suitable parties for new ventures and investments in the future. The failure to form or maintain new ventures, or to identify suitable investment opportunities, could significantly limit our ability to expand our operations. Many of our investments have been in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have recognized an impairment charge in respect of our long-term investments; there can be no assurance that we will not incur future investment losses. Moreover, these new ventures or investments require significant management time and will present significant challenges. We cannot assure you that these activities will be successful or that we will realize returns on these activities. Additionally, if any venture or investment fails, our business could be negatively impacted.

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

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

    Sales in China account for substantially all of our sales. Approximately $116.8 million, or 98.0%, of our sales for the three months ended March 31, 2001, $364.0 million, or 98.8%, of our sales in fiscal 2000, and $186.1 million, or 99.3%, of our sales in fiscal 1999, occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 76.8% as of March 31, 2001, 75.0% as of December 31, 2000, and 53.7% as of December 31, 1999 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

CHANGES IN TELECOMMUNICATIONS TARIFFS MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS

    In November 2000, the Ministry of Information Industry announced significant changes in telephone rates in China. While long distance, international, leased line and Internet connection fees were cut by up to 70%, the rates for local telephone services, which include certain types of wireless access services were increased, from approximately $0.01 per minute to approximately $0.02 per minute. The increase in rates may result in a reduced demand for our PAS system and other wireless access products. Additionally, the Ministry of Information Industry may implement future rate changes for wireline or wireless services in China, any of which may lead to reduced demand for our systems and products and result in a material adverse effect on our business or results of operations.

CHINA'S GOVERNMENT POLICIES COULD IMPACT OUR BUSINESS

    Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

  •
  new laws and regulations or the interpretation of those laws and regulations;

  •
  the introduction of measures to control inflation or stimulate growth;

  •
  changes in the rate or method of taxation;

  •
  the imposition of additional restrictions on currency conversion and remittances abroad; and

  •
  any actions which limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

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

CHINA'S EXPECTED ENTRY INTO THE WTO CREATES UNCERTAINTY AS TO THE FUTURE ECONOMIC AND BUSINESS ENVIRONMENTS IN CHINA

    China is expected to enter the World Trade Organization some time in 2001. Although China has been reducing tariff levels over the past several years, entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. Whether or not China is accepted into the WTO, the impact on China's economy and our business is uncertain.

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

  •
  actual or anticipated fluctuations in operating results;

  •
  changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;

  •
  our, or a competitor's, announcement of new products, services or technological innovations; and

  •
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

    The table below represents carrying amounts and related weighted-average interest rates of maturity of our investment portfolio at March 31, 2001:

    (In thousands, except interest rates)

Cash and cash equivalents	$175,535
Average interest rate	2.9%
Short-term investments	32,949
Average interest rate	5.7%
Total investment securities	208,485
Average interest rate	3.3%

    Foreign Exchange Rate Risk.  We are exposed to foreign exchange rate risk because our sales to China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of March 31, 2001 is approximately $7.0 million.

PART II—OTHER INFORMATION

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

    We completed our initial public offering ("IPO") on March 3, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-93069). In the IPO, we sold an aggregate of 11,500,000 shares of common stock (including an over-allotment option of 1,500,000 shares) at $18.00 per share.

    The managing underwriters of the offering were Merrill Lynch & Co., Banc of America Securities LLC, U.S. Bancorp Piper Jaffray, Merrill Lynch Japan Inc., and E-TRADE Securities Co., Ltd. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions of approximately $14.5 million and expenses of the offering of approximately $3.1 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates.

    The net proceeds are expected to be used for general corporate purposes, including working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of March 31, 2001 we have not used any of the net proceeds and the entire amounts of net proceeds remains in our cash and cash equivalents and short-term investments accounts. In addition, at March 31, 2001, there are no material agreements or commitments with respect to any acquisition or investment activities.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5—OTHER INFORMATION

    From time to time, our directors, officers, or employees may enter into good faith trading plans pursuant to SEC Rule 10b5-1(c) (effective October 23, 2000).

ITEM 6.—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.56 (1)	Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited dated July 24, 2000.
10.57 (1)	Amendment No.1 to July 24, 2000 Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited, dated March 2, 2001.
10.58 (1)	Loan Agreement between China Merchant Bank and UTStarcom (China) Co., Ltd., dated March 14, 2001.
10.59 (1)	Technical Service Agreement between UTStarcom (China) Co., Ltd. and Hainan Xinhuangpu Investment Co., Ltd., dated August 18, 2000.
10.60 (1)	Assets Transfer Agreement between Hainan Xinhuangpu Investment Co., Ltd. and UTStarcom (China) Co., Ltd., dated August 18, 2000.
10.61 (1)	Equity Transferring Agreement between Zhe Jiang Nantian Telecommunication Development Group Share Company and UTStarcom, Inc., dated February 5, 2001.
10.62 (1)	Sales Contract between Zhejiang Telecom Co. and UTStarcom (China) Co., Ltd., dated March 23, 2001.
10.63 (1)	Manufacturing License Agreement between Himachal Futuristic Communications Ltd. and UTStarcom, Inc., dated March 6, 2001.

(1)
Certain information in this Exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

(b)
Reports on Form 8-K:

    No reports on Form 8-K were filed during the quarter.

UTSTARCOM, INC.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001
UTSTARCOM, INC. (Registrant)
BY:
/s/ Hong Liang Lu Hong Liang Lu President, Chief Executive Officer and Director
/s/ Michael J. Sophie Michael J. Sophie Chief Financial Officer and Assistant Secretary