Form 10-Q
period 2001-06-30
UTSTARCOM INC
filed 2001-08-08
CIK 1030471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

------------

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001.

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to       .

COMMISSION FILE NUMBER 000-29661

_______________

UTSTARCOM, INC.
(Exact name of Registrant as specified in its charter)

_______________

DELAWARE	52-1782500
(State of Incorporation)	(I.R.S. Employer Identification No.)

1275 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA	94502
(Address of principal executive offices)	(zip code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 864-8800

_______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

     As of August 1, 2001 there were 104,549,974 shares of the Registrant's Common Stock outstanding, par value $0.00125.

PART I – FINANCIAL INFORMATION

ITEM 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except per share data)
	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$217,657	$149,112
Short-term investments	27,969	83,858
Accounts receivable, net of allowances for doubtful accounts of $15,424 and $12,835 at June 30, 2001 and December 31, 2000, respectively	186,265	161,330
Receivable from related parties	1,745	406
Inventories, net	181,192	118,995
Other current assets	45,750	17,674

Total current assets	660,578	531,375
Property, plant and equipment, net	31,813	21,999
Long-term investments	17,026	12,397
Goodwill and intangible assets, net	26,010	20,238
Other long term assets	5,356	5,828

Total assets	$740,783	$591,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,059	$44,564
Debt	57,834	43,381
Income taxes payable	-	7,170
Deferred revenue	89,642	31,678
Other current liabilities	49,400	34,721

Total current liabilities	259,935	161,514

Long-term debt	12,048	12,048
Minority interest in consolidated subsidiaries	6,678	5,956

	278,661	179,518

Stockholders' equity:
Common stock: $.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 98,148,629 at June 30, 2001 and 95,032,657 at December 31, 2000	124	120
Additional paid-in capital	452,206	426,665
Deferred stock compensation	(3,950)	(6,491)
Retained earnings (cumulative deficit)	13,814	(7,808)
Notes receivable from shareholders	(201)	(314)
Other comprehensive income	129	147

Total stockholders' equity	462,122	412,319

Total liabilities and stockholders' equity	$740,783	$591,837

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)

	Three months ended June 30,	Six months ended June 30,

	2001	2000	2001	2000

Net sales	$140,047	$75,676	$259,228	$134,263
Cost of sales (includes stock compensation expense of $11, $23, $24 and $56)	90,140	48,414	167,908	86,388

Gross profit	49,907	27,262	91,320	47,875

Operating expenses:
Selling, general and administrative expenses (includes stock compensation expense of $557, $1,249, $1,238 and $3,051)	18,759	10,929	32,890	21,993
Research and development expenses (includes stock compensation expense of $479, $660, $1,057 and $5,255)	13,286	8,886	25,698	19,795
Amortization of intangible assets	1,965	1,224	3,436	2,447

Total operating expenses	34,010	21,039	62,024	44,235

Operating income	15,897	6,223	29,296	3,640

Interest income	1,742	3,685	4,093	5,039
Interest expenses	(1,058)	(949)	(1,919)	(1,706)
Other income (expenses)	1,002	303	(36)	478
Equity in net loss of affiliated companies	(457)	(181)	(701)	(460)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	17,126	9,081	30,733	6,991
Income tax expense	4,032	3,797	7,684	4,715

Income before minority interest	13,094	5,284	23,049	2,276
Minority interest in earnings of consolidated subsidiaries	(834)	(264)	(1,427)	(525)

Income before cumulative effect of change in accounting principle	12,260	5,020	21,622	1,751
Cumulative effect of change in accounting principle	-		-	(980)

Net income	$12,260	$5,020	$21,622	$771

Basic earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.13	$0.05	$0.22	$0.03
Cumulative effect of change in accounting principle	-	-	-	(0.02)

Net income per share	$0.13	$0.05	$0.22	$0.01

Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.12	$0.05	$0.21	$0.02
Cumulative effect of change in accounting principle	-	-	-	(0.01)

Net income per share	$0.12	$0.05	$0.21	$0.01

Weighted average shares used in per-share calculation:
- Basic	97,269	93,527	97,171	64,697

- Diluted	105,264	104,506	105,259	99,846

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
	Six months ended

	June 30, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,622	$771
Adjustments to reconcile net income to net cash used in
operating activities:
Cumulative effect of change in accounting principle	-	980
Depreciation and amortization	7,551	4,249
Non-qualified stock option exercise tax benefits	7,660	7,737
Net loss on sale of assets	274	128
Impairment of long term investment in Softbank China	1,150	-
Stock compensation expense	2,320	8,362
Increase in allowance for doubtful accounts	2,589	3,338
Increase in inventory reserve	2,906	3,102
Equity in net loss of affiliated companies	701	327
Minority interest in consolidated subsidiary	721	525
Changes in operating assets and liabilities:
Accounts receivable and receivable from related parties	(28,864)	(29,590)
Inventories	(65,102)	(37,423)
Other current and non-current assets	(29,305)	(7,022)
Accounts payable and payable to related parties	26,138	(7,874)
Income taxes payable	(7,267)	(7,929)
Deferred revenue	57,963	13,505
Other current liabilities	7,134	(10,353)

Net cash provided by (used in) operating activities	8,191	(57,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(11,162)	(4,335)
Investment in affiliates, net of cash acquired	(6,479)	(4,790)
Proceeds from disposal of property	151	103
Sales (purchases) of short-term investments	55,897	(45,456)

Net cash provided by (used in) investing activities	38,407	(54,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	7,336	195,012
Proceeds from borrowing, net	14,453	31,081
Proceeds from shareholder notes	183	(139)

Net cash provided by financing activities	21,972	225,954
Effects of exchange rates on cash	(25)	(10)

Net increase in cash and cash equivalents	68,545	114,299
Cash and cash equivalents at beginning of period	149,112	87,364

Cash and cash equivalents at end of period	$217,657	$201,663

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES

1. BASIS OF PRESENTATION:

      The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly and majority (over 50 percent) owned subsidiaries, except for the Guangdong manufacturing subsidiary (“GUTS”) which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies, of which none represent greater than 10 percent ownership, are accounted for using the cost method.

      The accompanying financial data as of June 30, 2001 and for the three and six months ended June 30, 2001 and June 30, 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2000 financial statements including the notes thereto, and the other information set forth therein included in the Company’s Annual Report on Form 10K/A.

      In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

2. REVENUE RECOGNITION:

      Revenue from sales of equipment is recognized on delivery when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured. Revenue from equipment sales with installations are recognized on final acceptance when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured. Where multiple elements exist, revenue is allocated to the different elements based upon verifiable objective evidence and recognized on completion of the element.

     Revenue from equipment sales incorporating software not considered incidental to the product as a whole ("software sales") is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Revenue from software sales in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

3. ACCOUNTING CHANGE (in thousands):

      Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue in certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. The Company changed its method of revenue recognition to the point of contractual final acceptance for these contracts. In addition, certain contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. The Company recorded a cumulative adjustment of $980 for the effect of the change on prior years in first quarter fiscal 2000. No revenue was recognized in the three and six months ended June 30, 2001 that was included in the cumulative effect of change in accounting principle. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in a reduction in net income of $286 or $0.01 per share basic and diluted for the three months ended June 30, 2000. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in a reduction in net income of $1.2 million or $0.02 per share basic, $0.01 per share diluted for the six months ended June 30, 2000.

4. EARNINGS PER SHARE (in thousands, except per share data):

      Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the numbers of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and restricted stock. Dilutive potential shares are not included during periods when the Company experienced a net loss, as the impact would be anti-dilutive.

The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Numerator:
Income before cumulative effect of a change
in accounting principle	$12,260	$5,020	$21,622	$1,751
Cumulative effect of a change in accounting principle	-	-	-	(980)

Net income	$12,260	$5,020	$21,622	$771

Denominator:
Weighted average shares outstanding - basic	97,269	93,527	97,171	64,697

Weighted average shares outstanding - diluted	105,264	104,506	105,259	99,846

Basic earnings per share:
Income before cumulative effect of a change
in accounting principle	$0.13	$0.05	$0.22	$0.03
Cumulative effect of a change in accounting principle	$-	$-	$-	$(0.02)

Net income per share	$0.13	$0.05	$0.22	$0.01

Diluted earnings per share:
Income before cumulative effect of a change	$0.12	$0.05	$0.21	$0.02
in accounting principle
Cumulative effect of a change in accounting principle	$-	$-	$-	$(0.01)

Net income per share	$0.12	$0.05	$0.21	$0.01

Certain potential shares outstanding at June 30, 2001 and June 30, 2000 were not included in the computation, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. These shares totaled 1.2 million at a weighted- average exercise price of $24.65 per share at June 30, 2001 and 0.04 million with a weighted average exercise price of $41.63 per share at June 30, 2000.

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

The reconciliation of net income to comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net income	12,260	5,020	21,622	771
Unrealised gains (losses) on investments	(148)	(66)	7	-
Change in cumulative translation adjustments	(25)	(439)	(25)	(10)

Total comprehensive income	$12,087	$4,515	$21,604	$761

6. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION (in thousands):

	Six Months Ended

(In thousands)	June 30, 2001	June 30, 2000

Cash paid during the period for:
Interest	$1,831	$1,501
Income taxes	$4,624	$4,779

Non-cash investing and financing activities were as follows:
	Six Months Ended

(In thousands)	June 30, 2001	June 30, 2000

Receivable from shareholders	$-	$147
Stock issued in conjunction with an acquisition	$10,700	$-

7. CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands):

     All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At June 30, 2001, $106,961 of available-for-sale securities was included in cash equivalents and $27,969 of available-for-sale securities was included in short-term investments. These available-for-sale securities consisted of government sponsored entities’ notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

8. INVENTORIES (in thousands):

Inventories as of June 30, 2001 and December 31, 2000 consist of the following:

	June 30, 2001	December 31, 2000

Raw materials	$55,611	$41,876
Work-in-process	33,513	23,432
Finished goods	104,175	62,888

	$193,299	$128,196
Less allowance for obsolete inventory	(12,107)	(9,201)

	$181,192	$118,995

9. DEBT (in thousands):
The following represents the outstanding borrowings at June 30, 2001 and December 31, 2000:
Note	Rate	Maturity	June 30, 2001	December 31, 2000

Bank of China (1)	From 5.56% to 5.85%	From 09/01 to 03/02	$28,916	$28,916
China Merchants Bank (2)	6.44%	03/02	6,024	3,614
Commercial Bank of Hangzhou (3)	6.21%	06/10	12,048	12,048
Industrial & Commercial Bank of
China	5.85%	05/01	-	6,024
China Construction Bank (4)	6.44%	06/02	4,819	4,819
CITIC Industrial Bank (5)	6.14%	05/02	6,024	-
CITIC Industrial Bank (6)	5.57%	03/03	-	-
China Everbright Bank (7)	5.85%	06/02	6,024	-
Shanghai PuDong Development Bank (8)	5.56%	09/01	6,024	-
Other	Various	Various	3	8

Total debt			$69,882	$55,429
Long-term debt			12,048	12,048

Short-term debt			$57,834	$43,381

______________

(1) Guaranteed by the Company and the minority shareholder of HUTS. This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $162,651.

(2) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in March 2002.

(3) Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.

(4) Guaranteed by HUTS. This line allows for borrowings of up to $4,819 and matures in June 2002.

(5) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2002.

(6) Guaranteed by UTStarcom-China. This line allows for borrowings of up to $12,048 and matures in March 2003.

(7) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in June 2002.

(8) Guaranteed by UTStarcom-China. This line allows for borrowings of up to $19,277 and matures in September 2001.

10. ACQUISITIONS (in thousands):

     On July 24, 2000, the Company entered into an agreement with Stable Gain International Ltd. (“Stable Gain”) to purchase intellectual property and certain related fixed assets, and to transfer development employees to the Company for $10,700. The terms of the purchase agreement provide that the Company was to pay Stable Gain consideration of $10,700 in the form of common stock of the Company. The transfer of the common stock was completed during the second quarter of fiscal 2001. On August 18, 2000, the Company entered into a separate agreement to purchase certain related fixed assets for a total consideration of $319. The total purchase consideration of $11,019 was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7,449 was recorded on acquisition.

     The following represents the allocation of the purchase price for Stable Gain:

Fair value of tangible net assets acquired	$2,430
Fair value of identified intangible assets	1,140
Excess of costs of acquiring Stable Gain
over fair value of identified net assets acquired (goodwill)	7,449

$11,019

     The Company, as part of its business operations in China, formed NST, a joint venture company with Zhejiang Nan Tian, and acquired a 65% ownership interest. On February 5, 2001, the Company entered into an agreement to acquire the remaining 35% ownership in the joint venture company for a total consideration of $1,335 payable in cash. The purchase price was allocated to property and equipment and goodwill under the purchase method of accounting. Goodwill totaling $619 was recorded on acquisition. The obligation in respect of the purchase consideration of $1,335 was paid during the second quarter of fiscal 2001.

     The following represents the allocation of the purchase price for NST:

Fair value of tangible net assets acquired	$716
Excess of costs of acquiring NST
over fair value of identified net assets acquired (goodwill)	619

$1,335

     Had the acquisitions of Stable Gain and NST occurred on January 1, 2001, proforma net income for the six months ended June 30, 2001 would have been $21,065 or $0.22 per share basic, $0.20 per share fully diluted. There was no impact on proforma revenues or net income for the three months ended June 30, 2001. Proforma adjustments have been added to record the amortization of fixed assets, goodwill and other intangible assets as if the transaction occurred on January 1, 2001.

11. LONG TERM INVESTMENTS:

     As of June 30, 2001, the Company had invested $10.0 million in Softbank China, the (“fund”), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of our employees is employed by the fund. One of our directors serves as the Chief Executive Officer of the fund, and our Chief Executive Officer is the chairman of the board of the fund. The Company is not obligated to pay, nor receive, any fees in connection with services provided to the fund. Many of the fund’s investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in these early stages and may never materialize. During the three months ended March 31, 2001, based upon a review of the carrying value of this investment, an impairment charge of $1.0 million was recognized to provide for the decline in the fair value below the carrying value of this investment. During the three months ended June 30, 2001, the Company recognized an additional impairment charge of $0.2 million to provide for the decline in the fair value below the carrying value of this investment. Due to the risky nature of these investments, the Company may experience further losses in connection with this investment in Softbank China.

12. SEGMENT REPORTING (in thousands):

      The Company provides communications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and Other regions. Substantially all the Company's revenues are attributable from China. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company is considered a single reportable segment. We are required to disclose certain information about our product revenues, information about geographic areas, information about our major customers, and information about long-lived assets. Revenues from NingBo PTB accounted for 18.0% and revenues from Jiaxing PTB accounted for 12.0% of consolidated revenues during the three months ended June 30, 2001. Revenues from

Hangzhou PTB accounted for 17.1% and revenues from Baoding PTB accounted for 11.5% of consolidated revenues during the three months ended June 30, 2000. No customer accounted for 10% or more of consolidated revenues during the six months ended June 30, 2001. Revenues from Hangzhou PTB accounted for 26.6% of consolidated revenues during the six months ended June 30, 2000. Corporate assets consist of cash and cash equivalents, short- and long-term investments and deferred tax assets. As of June 30, 2001, $398,676 or approximately 90.8% of non-corporate assets were located in China and $40,359 or 9.2% of non-corporate assets were located in the United States. Corporate assets at June 30, 2001 were $301,661. As of December 31, 2000, $283,909 or approximately 90.4% of non-corporate assets were located in China and $29,951 or 9.5% of non-corporate assets were located in the United States. Corporate assets at December 31, 2000 were $277,931.

Geographical area data and product data are as follows (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2001			June 30, 2000

	Communications	Subscriber	Total	Communications	Subscriber	Total
	Equipment	Handsets		Equipment	Handsets

Net Sales:
China	$88,534	$50,695	$139,229	$50,940	$23,796	$74,736
Other	669	149	818	940	-	940

Total Net Sales	$89,203	$50,844	$140,047	$51,880	$23,796	$75,676

	Six Months Ended			Six Months Ended
	June 30, 2001			June 30, 2000

	Communications	Subscriber	Total	Communications	Subscriber	Total
	Equipment	Handsets		Equipment	Handsets

Net Sales:
China	$172,577	$84,119	$256,696	$93,880	$39,031	$132,911
Other	2,383	149	2,532	1,352	-	1,352

Total Net Sales	$174,960	$84,268	$259,228	$95,232	$39,031	$134,263

Revenue attributable to North America was insignificant during the three and six months ended June 30, 2001, and during the three and six months ended June 30, 2000.

Long-lived assets are as follows (in thousands):

	June 30,	December 31,
	2001	2000

China	$30,860	$17,855
U.S.	26,963	24,382

Total long-lived assets	$57,823	$42,237

13. RECENT ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption had no impact on our financial statements.

     In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption had no impact on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141 (FAS 141) “Business Combinations”, and Statement of Financial Accounting Standard No. 142 (FAS 142), “Goodwill and Other Intangible Assets”. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. FAS 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

     FAS 141 is effective immediately, except with regard to business combinations that were initiated prior to July 1, 2001, which the Company expects to account for using the purchase method of accounting. FAS 142 will be effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. FAS 142 will also require the Company to perform an assessment within six months of the date of adoption, to determine whether there is an impairment of transitional goodwill. Any such transitional impairment loss will be recognized as a change in accounting principle in the consolidated statement of operations. The Company has not yet made a final determination as to the impact of this assessment of transitional goodwill on the consolidated statement of operations or consolidated balance sheet.

14. SUBSEQUENT EVENT:

     On August 3, 2001, the Company completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over-allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds that the Company received was approximately $139.7 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million..

15. COUNTRY RISKS:

    Almost 99% of the Company’s sales for the three and six months ended June 30, 2001 were made in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

     In June 2000, the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. The Company’s PAS system will continue to be allowed in China’s county-level cities and counties, which are the Company’s primary markets for the Company’s PAS system. In large and medium-sized cities, the Company’s PAS system may be used on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones. New citywide PAS system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of

Information Industry has recommended that the Ministry of Information Industry issue a license for the Company’s PAS system. However, the Company does not yet have this network access license and the Company cannot provide any assurance that such a license will be issued for the Company’s PAS system. In addition, there is no assurance that the Ministry of Information Industry will not conduct any further review/evaluation of PHS-based equipment or change its order regarding PHS-based system in the future. Management has also applied for network access licenses for other products, which the Company is no longer manufacturing but had previously sold. However, the Company has not yet received these access licenses and has no any assurance that a license will be issued. Management believes that no penalties or fines will be payable for non-compliance with the licensing requirements for both the PAS system and other products and that there will be no adverse effect on the Company's business or financial condition.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include those concerning the following: our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China's county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of the follow on public offering completed on August 3, 2001 to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of its current backlog orders; our expectation regarding our future investments, particularly in Softbank China; and our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Additional forward-looking statements may be identified by the words, "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

OVERVIEW

     We design and market wireline and wireless broadband enabled access and switching equipment that supports migration to next generation IP-based networks. Our operations are conducted primarily by our foreign subsidiaries that manufacture, distribute, and support our products, principally in China. Our systems and products allow service providers to offer efficient and expandable voice, data and Internet access services. Because our systems are based on key international communications standards, service providers can easily integrate our systems into their existing networks and deploy our systems in new broadband, IP and wireless network rollouts.

    On March 3, 2000, we sold 11,500,000 shares of common stock, which included the underwriters' over-allotment option, at $18.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions and related expenses. On August 3, 2001, we completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over-allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds that we received was approximately $139.7 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million. We intend to use these proceeds for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

     We have only recently become profitable and may not be able to remain profitable in future periods. As of June 30, 2001, we had retained earnings of $13.8 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses, and, as a result, we will need to generate higher revenues to remain profitable.

     We have derived substantially all of our revenues from sales of communications equipment to service providers in China. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period-to-period. The evaluation period for our products by potential customers may span a year or more and our business generally depends on a relatively small number of deployments. We sell our products in China through a direct sales force.

     Approximately 99% of our sales for the three and six months ended June 30, 2001 were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, by foreign currency exchange, and by the general state of China's economy. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

     Remittances from China, which are of a capital nature such as the repayment of bank loans denominated in foreign currencies, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency. Although the payment of cash dividends is permitted so long as our subsidiaries have sufficient reserves and adequate amounts of Renminbi to purchase foreign currency, regulations restrict the ability of our subsidiaries to transfer funds to us through intercompany loans and advances.

    Additionally, business activity in China declines considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have typically been lower than sales during the fourth quarter of the preceding year, and we expect this trend to continue. We do not have the ability to forecast with any degree of certainty the impact of the decreased business activity during the Lunar New Year on our sales and operating results.

     We recognize revenue from equipment sales on delivery when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured. We recognize revenue from equipment sales with installation requirements on final acceptance when contractual obligations are substantially complete, remaining obligations are inconsequential and perfunctory, and collection of the resulting receivable is reasonably assured. Where multiple elements exist, revenue is allocated to the different elements based upon verifiable objective evidence and recognized on completion of the element.

     Revenue from equipment sales incorporating software not considered incidental to the product as a whole ("software sales") is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collection is probable. Revenue from software sales in multiple element contracts is recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer. If collection is not considered probable, revenue is recognized when the fee is collected.

     Cost of sales consists primarily of material costs, third party commissions, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes on components and assemblies. In particular, China imposed an additional tariff in June 2001 on handsets and handset assemblies imported into China from Japan, which may lead to an increase in our cost of sales, at least in the short term. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers in China to manufacture and assemble most of our handsets.

     Our gross profit has been affected by material costs, product mix and average selling prices. Our gross profit, as a percentage of net sales, varies among our product families. The gross profit, as a percentage of net sales, on our mobile phone handsets is very low compared to our other products. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales. As a result of a growth in sales of lower margin handsets over the past few quarters, we have experienced a decline in overall gross profit, as a percentage of net sales. We are likely to continue to experience downward pressure on our gross profit, as a percentage of net sales.

     Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for uncollectible accounts receivable and travel and entertainment costs. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of reduced sales. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization and, as a result, our sales and marketing expenses will increase in future periods. We also expect that in support of our continued growth, general and administrative expenses will continue to increase for the foreseeable future.

     Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes, equipment depreciation and third party development expenses. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of reduced sales. We believe that continued investment in research and development is critical to our long-term success. Accordingly, we expect that our research and development expenses will increase in future periods.

     Net deferred stock compensation represents the difference between the fair value of common stock and the option exercise price for the options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. In connection with the grant of stock options to our employees, we recorded no net deferred stock compensation during the three and six months ended June 30, 2001. The Company recorded net deferred stock compensation of $0.0 million and $2.9 million during the three and six months ended June 30, 2000 respectively, representing the difference between the fair value of common stock and the option exercise price for these options at the date of grant. We recorded stock compensation expense of approximately $1.0 million and $2.3 million during the three and six months ended June 30, 2001, respectively, and $1.9 million and $8.3 million during the three and six months ended June 30, 2000, respectively. At June 30, 2001, approximately $4.0 million remained to be amortized.

     We employ a number of U.S. citizens who work on a full-time basis in China. These expatriate employees participate in our stock option plans and have exercised a number of options granted under the plans. The option exercises generated income that may be subject to personal income taxes under China's income tax laws. We have withheld U.S. taxes in connection with these option exercises, but did not withhold China income taxes on the option exercises, and the employees have not yet paid any taxes in China that may be due. Should the employees be liable for and fail to pay the China income taxes, we may be liable for such taxes in our capacity as withholding agent. In addition, our failure to collect and remit China withholding tax may also subject us to penalties. In the event that it is determined that taxes are due in China, we will apply for a refund from the U.S. tax authorities corresponding to the amount over- withheld in the U.S. due to the foreign tax credit.

     Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China, our acquisition of a minority interest in Wacos, Inc. and our acquisition of Stable Gain International Ltd.

     Consolidated equity in net income (loss) of affiliated companies comprises our share of the earnings from our Guangdong manufacturing subsidiary, which is accounted for using the equity method, as we do not have voting control over all significant matters.

     Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our two principal subsidiaries, UTStarcom China and Hangzhou UTStarcom, which together accounted for approximately 98.8% of our revenues in 2000, will expire at the end of 2002. At that time, the tax rates for these two subsidiaries will increase from 7.5% to 15%, and from 10% to 15%, respectively, which will negatively impact our financial condition and results of operations by increasing our tax rate.

     Minority interest in (earnings) loss of consolidated subsidiaries represents the share of earnings in our Zhejiang manufacturing joint venture that is owned by our joint venture partner.

RECENT DEVELOPMENTS

    On July 24, 2000, we entered into an agreement with Stable Gain to purchase intellectual property and related fixed assets, and to transfer development employees to us for consideration of $10.7 million in the form of common stock, provided certain government approvals and other deliverables were obtained within 12 months. The final approvals were obtained in March 2001, and the transfer of the common stock was completed in the second quarter of fiscal 2001. On August 18, 2000, we entered into a separate agreement to purchase additional related fixed assets from Stable Gain for a total consideration of $0.3 million. The total purchase consideration of $11.0 million was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7.4 million was recorded at the time of the acquisition of the assets.

    As part of our business operations in China, we formed a joint venture company named Hangzhou Nantian Starcom Telecommunication Equipment Ltd. with Zhejiang Nan Tian and acquired a 65% holding in the venture in February 1996. On February 5, 2001, we entered into an agreement to acquire the remaining 35% ownership in the joint venture company for a total consideration of $1.3 million payable in cash. The purchase price was allocated to property and equipment and goodwill under the purchase method of accounting. Goodwill totaling $0.6 million was recorded at the time of acquisition. The total purchase consideration of $1.3 million was paid during the second quarter of fiscal 2001.

     On August 3, 2001, we completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over-allotment option of 1,350,000 shares, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds that we received was approximately $139.7 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET INCOME

     For the three months ended June 30, 2001 we reported net income of $12.3 million as compared to net income of $5.0 million for the three months ended June 30, 2000.

NET SALES

     Our net sales increased 85% to $140.0 million for the three months ended June 30, 2001 from $75.7 million for the corresponding period in 2000. Sales of communications equipment for the three months ended June 30, 2001 were $89.2 million, an increase of $37.3 million or 72%, as compared to the three months ended June 30, 2000. Sales of subscriber handsets for the three months ended were $50.8 million, an increase of $27.0 million or 114%, as compared to the three months ended June 30, 2000. Sales of communications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize its telecommunications infrastructure. For the three months ended June 30, 2001, sales to NingBo PTB accounted for 18% of our net sales and sales to Jiaxing PTB accounted for 12% of our net sales. For the three months ended June 30, 2000, sales to Hangzhou PTB accounted for 17.1% and revenues from Baoding PTB accounted for 11.5% of our net sales.

     Effective January 1, 2000, we adopted Staff Accounting Bulletin 101 (“SAB 101") issued by the Securities and Exchange Commission in December 1999. In light of the guidance issued in SAB 101, we changed our method of recognizing revenue in some contracts. We previously recognized revenue as contract stages were completed and accepted. We now recognize revenue upon final acceptance of the contract. In addition, some of our contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. We recorded a cumulative adjustment in the first quarter of fiscal 2000 of $1.0 million. No revenue was recognized in the three and six months ended June 30, 2001 that was included in the cumulative effect of change in accounting principle. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in a reduction in net income of $286 or $0.01 per share basic and diluted for the three months ended June 30, 2000. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in a reduction in net income of $1.2 million for the six months ended June 30, 2000, or $0.02 per share basic, $0.01 per share fully diluted.

GROSS PROFIT

     Gross profit increased 83% to $49.9 million for the three months ended June 30, 2001 from $27.3 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, remained constant at 36% for the three months ended June 30, 2001 and for the three months ended June 30, 2000. Gross profit, as a percentage of net sales, remained constant primarily due to increasing margins on our lower margin handset sales, which comprised 36.3% of sales for the three months ended June 30, 2001 compared to 31.4% for the corresponding period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 72% to $18.8 million for the three months ended June 30, 2001 from $10.9 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased to 13% for the three months ended June 30, 2001 from 14% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales were primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 50% to $13.3 million for the three months ended June 30, 2001 from $8.9 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased to 9% for the three months ended June 30, 2001 from 12% for the corresponding period in 2000, primarily due to the significant increases in net sales. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

STOCK COMPENSATION EXPENSE

     Stock compensation expense decreased to $1.0 million for the three months ended June 30, 2001 from $1.9 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees, which we are amortizing over the vesting periods of the applicable options.

AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets was $2.0 million for the three months ended June 30, 2001 and $1.2 million for the three months ended June 30, 2000. The increase in amortization of intangible assets was primarily due to the amortization of additional goodwill that was recognized upon the acquisition of Stable Gain during the first quarter of fiscal 2001.

INTEREST INCOME (EXPENSES), NET

     Net interest income was $0.7 million for the three months ended June 30, 2001 and $2.7 million for the corresponding period in 2000. The decrease was primarily due to a decline in interest rates during the period and an increase in cash balances held in non-interest bearing accounts.

OTHER INCOME (EXPENSES), NET

     Other income net was $1.0 million for the three months ended June 30, 2001 and $0.3 million for the corresponding period in 2000. The increase was primarily due to a $0.5 million gain on the sale of one of our investments.

EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES

     Consolidated equity in the net loss of affiliated companies was $(0.5) million for the three months ended June 30, 2001 and $(0.2) million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease in net income at our Guangdong manufacturing subsidiary.

INCOME TAX EXPENSE

     Income tax expense was $4.0 million for the three months ended June 30, 2001 and $3.8 million for the corresponding period in 2000. The increase in the income tax expense was due to our increasing income. The effective tax rate was 24.7% and 39.0% for the three months ended June 30, 2001 and 2000, respectively. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non recurring charges. The Company will continue to monitor the effective tax rates on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

      Minority interest in (earnings) of consolidated subsidiaries was $(0.8) million for the three months ended June 30, 2001 and $(0.3) million for the corresponding period in 2000. The change between the two periods was primarily due to decreased profitability at our Zhejiang subsidiary.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

NET SALES

     Our net sales increased 93% to $259.2 million for the six months ended June 30, 2001 from $134.3 million for the corresponding period in 2000. Sales of communications equipment for the six months ended June 30, 2001 were $175.0 million, an increase of $79.7 million or 84%, as compared to the six months ended June 30, 2000. Sales of subscriber handsets for the six months ended were $84.3 million, an increase of $45.2 million or 116%, as compared to the six months ended June 30, 2000. Sales of communications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize its telecommunications infrastructure. For the six months ended June 30, 2001, there was no customer that accounted for 10% or more of our net sales. For the six months ended June 30, 2000, sales to Hangzhou PTB accounted for 26.6% of our net sales.

GROSS PROFIT

      Gross profit increased 91% to $91.3 million for the six months ended June 30, 2001 from $47.9 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, decreased to 35% for the six months ended June 30, 2001 from 36% for the six months ended June 30, 2000. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets, the impact of which was offset by increasing handset margins during the six months ended June 30, 2001. Handset sales comprised 32.5% of sales for the six months ended June 30, 2001 compared to 29.1% for the corresponding period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased 50% to $32.9 million for the six months ended June 30, 2001 from $22.0 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased to 13% for the six months ended June 30, 2001 from 16% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales were primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation as a publicly held company.

RESEARCH AND DEVELOPMENT

     Research and development expenses increased 30% to $25.7 million for the six months ended June 30, 2001 from $19.8 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased to 10% for the six months ended June 30, 2001 from 15% for the corresponding period in 2000, primarily due to the significant increases in net sales. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

STOCK COMPENSATION EXPENSE

     Stock compensation expense decreased to $2.3 million for the six months ended June 30, 2001 from $8.4 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees, which we are amortizing over the vesting periods of the applicable options.

AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets increased to $3.4 million for the six months ended June 30, 2001 from $2.4 million for the corresponding period in 2000. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders, and the amortization of additional goodwill that was recognized upon the acquisition of Stable Gain during the first quarter of fiscal 2001.

INTEREST INCOME (EXPENSES), NET

     Net interest income was $2.2 million for the six months ended June 30, 2001 and net interest income was $3.3 million for the corresponding period in 2000. The decrease in interest income was primarily due to a decline in interest rates during the period and an increase in cash balances held in non-interest bearing accounts.

OTHER INCOME (EXPENSES) NET

     Other expense net was $(0.04) million for the six months ended June 30, 2001 and other income net was $0.5 million for the corresponding period in 2000. The decrease in other income was primarily due to an impairment charge of $1.2 million relating to our investment in the Softbank China fund, based upon a review of the carrying value of this long-term investment.

EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES

     Consolidated equity in net loss of affiliated companies was $(0.7) million for the six months ended June 30, 2001 and consolidated equity in net loss of affiliated companies was $(0.5) million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

INCOME TAX EXPENSE

      Income tax expense was $7.7 million for the six months ended June 30, 2001 and income tax expense was $4.7 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income. The effective tax rate was 24.7% and 54.0% for the six months ended June 30, 2001 and 2000, respectively. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non recurring charges. The Company will continue to monitor the effective tax rates on a quarterly basis.

MINORITY INTEREST IN INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES

     Minority interest in net loss of consolidated subsidiaries was $(1.4) million for the six months ended June 30, 2001 and $(0.5) million for the corresponding period in 2000. The change between the two periods was primarily due to the decreased profitability at our Zhejiang subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering we financed our operations through the sales of preferred stock and, to a lesser extent, bank lines of credit. In November and December 1999, we secured private equity financing totaling $55.0 million. In March 2000, we raised $189.4 million in net proceeds from our initial public offering. On August 3, 2001, we completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds that we received was approximately $139.7 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million.

     We have available lines of credit totaling $241.0 million as of June 30, 2001. As of June 30, 2001, total borrowings were $69.8 million under these lines of credit, and of this amount, $12.0 million is included in long-term debt. As of June 30, 2001, we had working capital of $400.6 million, including $217.7 million in cash and cash equivalents, $28.0 million of short- term investments and $57.8 million of Renminbi-denominated bank borrowings.

     As of June 30, 2001, we had invested $10.0 million in Softbank China, the (“fund”), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of our employees is employed by the fund. One of our directors serves as the Chief Executive Officer of the fund, and our Chief Executive Officer is the chairman of the board of the fund. We are not obligated to pay, nor do we receive, any fees in connection with services provided to the fund. Many of the fund’s investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in these early stages and may never materialize. During the three months ended March 31, 2001, based upon a review of the carrying value of this investment, an impairment charge of $1.0 million was recognized to provide for the decline in the fair value below the carrying value of this investment. During the three months ended June 30, 2001, we recognized an additional impairment charge of $0.2 million to provide for the decline in the fair value below the carrying value of this investment. Due to the risky nature of these investments, we may experience further losses in connection with this investment in Softbank China.

     Net cash provided by operations for the six months ended June 30, 2001 was $8.2 million, was primarily due to an increase in net income for the period, and by increases in deferred revenue, accounts payable and other current liabilities of $58.0 million, $26.1 million and $7.1 million respectively. The net cash provided was partially offset by increases in inventories, accounts receivable, other current and non-current assets and income taxes payable of $65.1 million, $28.9 million, $29.3 million and $7.3 million respectively. Net cash provided was also offset by depreciation and amortization expense of $7.6 million, non-qualified stock option exercise tax benefits of $7.7 million, amortization of deferred stock compensation expense of $2.3 million and a long-term investment impairment charge of $1.2 million.

     Net cash provided by investing activities for the six months ended June 30, 2001 of $38.4 million was primarily due to sales and maturities of short-term investments of $55.9 million, offset by the acquisition of property, plant and equipment of $11.2 million and investment in affiliates of $6.5 million. Proceeds from sales and maturities of short-term investments were used to finance working capital requirements.

     Net cash provided by financing activities for the six months ended June 30, 2001 of $22.0 million was primarily due to net proceeds of $14.5 million from borrowing under our lines of credit and $7.3 million from the issuance of common stock through the exercise of stock options.

     Our sales in China are generally denominated in Renminbi. Our sales outside China are generally denominated in U.S. dollars. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. We cannot guarantee that fluctuations in currency exchange rates, especially a devaluation in the Renminbi, which is currently fixed against the U.S. dollar, in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of June 30, 2001 is approximately $9.7 million.

     We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATING TO OUR COMPANY:

OUR FUTURE SALES ARE UNPREDICTABLE, OUR OPERATING RESULTS ARE LIKELY TO FLUCTUATE FROM QUARTER TO QUARTER, AND IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY

     Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, some of which are outside of our control. As a result, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. Furthermore, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

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
  aggressive price reductions by our competitors;
  currency fluctuations;
  market acceptance of our products and product enhancements;
  write-downs or write-offs of excess or obsolete inventory;
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

WE HAVE ONLY RECENTLY BECOME PROFITABLE AND MAY NOT BE ABLE TO SUSTAIN PROFITABILITY

     We have only recently become profitable and may not be able to remain profitable in future periods. As of June 30, 2001, we had retained earnings of approximately $13.8 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to remain profitable. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and significant fixed costs. Our past results should not be relied on as an indication of our future performance, and our results for the second quarter of 2001 should not be used as an indication of expected results for the full year.

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED PRICES, REVENUES AND MARKET SHARE

     We face intense competition in our target markets and expect competition to increase. Our principal competitors in our various product lines include:

  PAS: Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment.
  AN-2000: Advanced Fibre Communications, Inc.; Alcatel Alsthom CGE, S.A.; Datong Telecom Technology Co. Ltd.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; and Zhongxing Telecommunications Equipment.
  WACOS SYSTEM: Alcatel; Cisco Systems, Inc.; Clarent Corporation; Ericsson LM Telephone Co.; Huawei; Lucent; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Nuera Communications, Inc.; Siemens AG; Sonus Networks, Inc.; and Zhongxing Telecommunications Equipment.

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

     The introduction of inexpensive wireless telephone service or other competitive services in China may also have an adverse impact on sales of our PAS system in China. We may not be able to compete successfully against current or future competitors or that competitive pressures in the future will not materially adversely effect our business, financial condition and results of operations.

THE SUCCESS OF OUR BUSINESS DEPENDS ON A RELATIVELY SMALL NUMBER OF LARGE SYSTEM DEPLOYMENTS, AND ANY CANCELLATION, REDUCTION OR DELAY IN THESE DEPLOYMENTS COULD HARM OUR BUSINESS

     Our business is characterized by large system deployments for a relatively small number of service providers. In the three months ended June 30, 2001 sales to NingBo PTB accounted for 18% of our net sales and sales to Jiaxing PTB accounted for 12% of our net sales. In the six months ended June 30, 2001 no customer accounted for 10% of our net sales. Our dependence on large system deployments makes our ability to provide systems in a timely and cost-effective manner critically important to our business. We have in the past experienced delays and encountered other difficulties in the installation and implementation of our systems. Various factors could cause future delays, including technical problems and the shortage of qualified technicians. Any delays or difficulties in deploying our systems, or the cancellation of any orders by service providers, could significantly harm our business and lead to fluctuations in our operating results.

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

     Even if we are able to develop and introduce new products, they may not gain market acceptance. Market acceptance of our products will depend on various factors including:

  our ability to obtain necessary approvals from regulatory organizations;
  the perceived advantages of the new products over competing products;
  our ability to attract customers who have existing relationships with our competitors;
  product cost relative to performance; and
  the level of customer service available to support new products.

     Specifically, sales of PAS, our wireless access system, will depend in part upon consumer acceptance of the mobility limitations of this service relative to other wireless service systems, such as GSM or CDMA. If our existing or new products fail to achieve market acceptance for any reason, our business could be seriously harmed.

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

     We contract with third parties in China to undertake high volume manufacturing and assembly of our handsets. In addition, we sometimes use third parties for high volume assembly of circuit boards. We do not have any long- term contracts with these third party manufacturers, and in the event that these manufacturers are unable or unwilling to continue to manufacture our products, we may be unable to secure alternative manufacturers or could experience delays in qualifying new manufacturers. We currently manufacture internally only a very limited quantity of our handsets. However, if future demand for our handsets requires additional manufacturing capacity, we may invest in and build additional manufacturing facilities, most likely in China. However, new manufacturing facilities may not attain the same quality or level of efficiencies as those of our existing third party manufacturers.

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

     Our ability to source a sufficient quantity of high quality components used in our products may be limited by China's import restrictions and duties. We require a significant number of imported components to manufacture our products in China. Imported electronic components and other imported goods used in the operation of our business are subject to a variety of permit requirements, approval procedures and import duties. Failure to obtain necessary permits or approvals, administrative actions by China's government to limit imports of certain components, or non-payment of required import duties could subject us to penalties and fines and could adversely affect our ability to manufacture and sell our products in China. In addition, import duties increase the cost of our products and may make them less competitive.

     In particular, an integral component of our PAS system is the handset used by subscribers to make and receive mobile telephone calls. Our inability to obtain a sufficient number of high quality components and assemblies for handsets could severely harm our business. A worldwide shortage of handsets existed in 2000, and there continues to be a shortage of low-priced handsets, which we have found to be popular with many consumers in China. We have only used third parties to assemble and manufacture handsets in China for us for a limited period of time. These manufacturers may be unable to produce adequate quantities of high-quality handsets to meet the demand of our customers.

CHINA'S GOVERNMENT RECENTLY IMPOSED TARIFFS ON CERTAIN IMPORTS FROM JAPAN, INCLUDING MOBILE HANDSETS AND HANDSET ASSEMBLIES SUCH AS THOSE USED IN OUR PAS SYSTEM, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS IF WE ARE UNABLE TO SECURE A SUFFICIENT QUANTITY OF HANDSETS FROM SOURCES OUTSIDE OF JAPAN

     As a result of a trade dispute with Japan, in June 2001 the Tariff Policy Commission of the State Council of China imposed a special tariff on certain Japanese imports, including mobile handsets and handset assemblies, such as those used in our PAS system. The special tariff could result in additional charges of up to 100% of the cost of the affected products. We have relied on manufacturers in Japan to source a portion of our handsets and handset assemblies. Although we believe we will be able to increase our handset manufacturing capacity in China and secure additional supply from sources outside Japan, we may not be able to do so in a cost-effective manner, or at all. If we are unable to cost-effectively manufacture or source sufficient quantities of handsets and handset assemblies from suppliers outside of Japan, we believe that our handset revenue and gross profit from handset sales could be materially adversely impacted by the tariff.

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

  increased competition;
  aggressive price reductions by competitors; and
  rapid technological change.

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

     Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross profit, as a percentage of net sales. In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in these efforts or delivering our products to market in a timely manner. Any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit, as a percentage of net sales.

SHIFTS IN OUR PRODUCT MIX MAY RESULT IN DECLINES IN GROSS PROFIT, AS A PERCENTAGE OF NET SALES

     Our gross profit, as a percentage of net sales, varies among our product groups. Our gross profit, as a percentage of net sales, is generally higher on our access network system products and is significantly lower on our handsets. We also anticipate that the gross profit, as a percentage of net sales, may be lower for our newly developed products due to start-up costs and may improve as unit volumes increase and efficiencies can be realized. Our overall gross profit, as a percentage of net sales, has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce manufacturing costs. As a result of a growth in sales of lower margin handsets over the past few quarters, we have experienced a decline in overall gross profit, as a percentage of net sales. We are likely to continue to experience downward pressure on our gross profit, as a percentage of net sales.

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

  amendment of the Articles of Association of the joint venture;
  liquidation or dissolution of the joint venture;
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

OUR MULTI-NATIONAL OPERATIONS SUBJECT US TO VARIOUS ECONOMIC, POLITICAL, REGULATORY AND LEGAL RISKS

     We market and sell our products in mainland China and other markets, including India and Taiwan. The expansion of our existing multi-national operations and entry into additional international markets will require significant management attention and financial resources. Multi-national operations are subject to inherent risks, including:

  difficulties in designing products that are compatible with varying international communications standards;
  longer accounts receivable collection periods and greater difficulty in accounts receivable collection;
  unexpected changes in regulatory requirements;
  changes to import and export regulations, including quotas, tariffs and other trade barriers;
  delays or difficulties in obtaining export and import licenses;
  potential foreign exchange controls and repatriation controls on foreign earnings;
  exchange rate fluctuations and currency conversion restrictions;
  the burdens of complying with a variety of foreign laws and regulations;
  difficulties and costs of staffing and managing multi-national operations;
  reduced protection for intellectual property rights in some countries;
  potentially adverse tax consequences;
  and political and economic instability.

     Multi-national companies are required to establish intercompany pricing for transactions between their separate legal entities operating in different taxing jurisdictions. These intercompany transactions are subject to audit by taxing authorities in the jurisdictions in which multinational companies operate. An additional tax liability may be incurred if it is determined that intercompany pricing was not done at arm's length. We believe we have adequately estimated and recorded our liability arising from intercompany pricing, but an additional tax liability may result from audits of our intercompany pricing policies.

     In markets outside of China, we rely on a number of original equipment manufacturers, or OEMs, and third-party distributors and agents to market and sell our network access products. If these OEMs, distributors or agents fail to provide the support and effort necessary to service developing markets effectively, our ability to maintain or expand our operations outside of China will be negatively impacted. We may not successfully compete in these markets, our products may not be accepted and we may not successfully overcome the risks associated with international operations.

     Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. Although the impact of currency fluctuations to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. As of June 30, 2001, this Japanese Yen bank account is valued at $9.7 million.

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

  enhancing management information systems and forecasting procedures;
  further developing our operating, administrative, financial and accounting systems and controls;
  maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;
  expanding, training and managing our employee base;
  and expanding our finance, administrative and operations staff.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

     We may acquire complimentary businesses, products and technologies. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company.

WE MAY EXPERIENCE DIFFICULTY IN IDENTIFYING, FORMING AND MAINTAINING NEW BUSINESS VENTURES THAT ARE IMPORTANT TO THE DEVELOPMENT OF OUR BUSINESS, AND INVESTMENTS IN THESE VENTURES MAY NOT GENERATE RETURNS

     We have invested, and expect to continue to invest, significant capital in new business ventures that are important to the development of our business. We may not be able to continue to identify suitable parties for new ventures and investments in the future. The failure to form or maintain new ventures, or to identify suitable investment opportunities, could significantly limit our ability to expand our operations. Many of our investments have been in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We have recognized an impairment charge in respect of our long-term investments, and we may incur future investment losses. Moreover, these new ventures or investments require significant management time and will present significant challenges. These activities may not be successful and we may not realize returns on these activities. Additionally, if any venture or investment fails, our business could be negatively impacted.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND MAY BE SUBJECT TO CLAIMS THAT WE INFRINGE THE INTELLECTUAL PROPERTY OF OTHERS, EITHER OF WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

     We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for 16 patents in the United States, three of which have been issued. We have also filed patent applications in other countries. Additional patents may not be issued on our pending patent applications and our issued patents may not be upheld. Moreover, we have not yet obtained, and may not be able to obtain patents in China on our products or the technology that we use to manufacture our products. Our subsidiaries and joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.

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

RISKS RELATING TO THE STRUCTURE AND REGULATION OF CHINA'S TELECOMMUNICATIONS INDUSTRY:

CHINA'S TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

     China's telecommunications industry is heavily regulated by the Ministry of Information Industry. The Ministry of Information Industry has broad discretion and authority to regulate all aspects of the telecommunications and information technology industry in China, including managing spectrum bandwidths, setting network equipment specifications and standards and drafting laws and regulations related to the electronics and telecommunications industries. Additionally, the Ministry of Information Industry can decide what types of equipment may be connected to the national telecommunications networks, the forms and types of services that may be offered to the public, the rates that are charged to subscribers for those services and the content of material available in China over the Internet. If the Ministry of Information Industry sets standards with which we are unable to comply or which render our products noncompetitive, our ability to sell products in China may be limited, resulting in substantial harm to our operations.

     At the end of May 2000, we became aware of an internal notice, circulated within the Ministry of Information Industry, announcing a review of PHS-based telecommunications equipment for future installation into China's telecommunications infrastructure. The Ministry of Information Industry requested service providers to temporarily halt new deployments of PHS-based telecommunications equipment, including our PAS system, pending conclusion of a review by the Ministry of Information Industry. Subsequently, at the end of June 2000, the Ministry of Information Industry issued a notice stating that it had concluded its review of PHS-based equipment and that the continued deployment of PHS-based systems, such as our PAS system, in China's county- level cities and towns and villages would be permitted. In addition, the notice stated that deployments within large and medium-sized cities would only be allowed in very limited areas of dense population, such as campuses, commercial buildings and special development zones. The notice confirmed, however, that new citywide deployments of our PAS system in large and medium cities would not be permitted. Failure of the Ministry of Information Industry to permit the sale or deployment of our PAS system, or the sale or deployment of our other products, or the imposition of additional limitations on their sale in the future could have a material adverse effect on our business and financial condition. The Ministry of Information Industry may conduct further reviews or evaluations of PHS-based telecommunications equipment or may change its position regarding PHS-based systems in the future.

CHINA'S TELECOMMUNICATIONS REGULATORY FRAMEWORK IS IN THE PROCESS OF BEING DEVELOPED, WHICH HAS LED TO UNCERTAINTIES REGARDING HOW TO CONDUCT OUR BUSINESS IN CHINA

     China does not yet have a national telecommunications law. The Ministry of Information Industry, under the direction of the State Council, is currently preparing a draft of the Telecommunications Law of the People's Republic of China for ultimate submission to the National People's Congress for review and adoption. It is unclear if and when the Telecommunications Law will be adopted. If the Telecommunications Law is adopted, we expect it to become the basic telecommunications statute and the source of telecommunications regulations in China. We do not know the nature and scope of regulation that the Telecommunications Law would create. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

     China's telecommunications regulatory framework is in the process of being developed. In September 2000, the State Council issued the Telecommunications Regulations of the People's Republic of China, known as the Telecom Regulations. The Telecom Regulations cover telecommunications services and market regulations, pricing, interconnection and connection, as well as telecommunications construction and security issues. In May 2001, the Ministry of Information Industry issued the Administrative Measures of Network Access Licenses to implement the Telecom Regulations. Regulations in this area often require subjective interpretation and, given the relative infancy of the Telecom Regulations and the implementing regulations, we do not know how the regulations will be interpreted or enforced. As a result, our attempts to comply with these regulations may be deemed insufficient by the appropriate regulatory agencies, which could subject us to penalties that adversely affect our business.

WE DO NOT HAVE SOME OF THE LICENSES WE ARE REQUIRED TO HAVE TO SELL OUR NETWORK ACCESS PRODUCTS IN CHINA

     Under China's current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. The State Council's product quality supervision department, in concert with the Ministry of Information Industry, will perform spot checks to track and supervise the quality of licensed telecommunications equipment and publish the results of such spot checks.

     The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000 platform. We have applied for, but have not yet received, a network access license for our PAS system. Based upon conversations with the Ministry of Information Industry, we understand that our PAS system is considered to still be in the trial period and that sales of our PAS system may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our WACOS platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS system, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business and financial condition.

SOFTWARE INCORPORATED IN OUR PRODUCTS HAS NOT BEEN REGISTERED IN ACCORDANCE WITH RELEVANT CHINESE REGULATIONS, AND OUR ABILITY TO SELL THE PRODUCTS INCORPORATING THE SOFTWARE MAY BE AFFECTED

     In October 2000, the Ministry of Information Industry issued regulations which prohibit the production and sale of software products, or products incorporating software, in China unless the software is registered with the government. We are in the process of applying for registration of our software. Based upon verbal advice received from the Ministry of Information Industry, we believe that since these regulations only recently came into effect, we will be able to continue to sell products incorporating our software during the period in which the regulations are being implemented and our applications are pending. However, this implementation period may not last long enough for us to complete the registration of our software. Moreover, the Chinese government may interpret or apply the regulations in such a way as to prohibit sales of products incorporating our unregistered software prior to registration. If the government prohibits sales pending registration, or if we fail in our efforts to register our software, we could be prohibited from making further sales of products incorporating our unregistered software in China, which could substantially harm our business and financial condition.

MOST OF OUR CUSTOMERS IN CHINA ARE PART OF THE CHINA TELECOM SYSTEM AND ARE SUBJECT TO ITS ULTIMATE CONTROL

     Our main customers in China are the local Telecommunications Bureaus, which operate under China Telecom, China's state-owned fixed line operator, and are subject to its ultimate control. Accordingly, China Telecom may issue policy statements or make other decisions, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999 China Telecom prohibited all Telecommunications Bureaus from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by the Ministry of Information Industry. As virtually all of our sales are generated from our operations in China, other decisions by China Telecom restricting or prohibiting the sales or deployment of our products could cause substantial harm to our business.

OUR BUSINESS MAY SUFFER IF THE CHINA TELECOM SYSTEM UNDERGOES FURTHER RESTRUCTURING

     In February 1999, the State Council approved a restructuring plan for the China Telecom system, under which the telecommunications operations of the China Telecom system were separated along four business lines: fixed line, mobile, paging and satellite communications services. Following the announcement, we observed a reduction in orders from Telecommunications Bureaus, which we attributed to the uncertainties surrounding the restructuring and the ultimate impact the restructuring would have on the Telecommunication Bureaus. In May 2001, China media sources reported that China Telecom would undergo further restructuring in an effort to stimulate additional competition in the telecommunications market. As the details and timing of the proposed restructuring are not yet publicly known, we cannot be certain what impact the restructuring will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our Telecommunications Bureau customers associated with any new restructuring. Moreover, following any restructuring, China Telecom or any other entity that may replace it as a result of a restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

OUR ABILITY TO SELL OUR PAS WIRELESS SYSTEM COULD BE SIGNIFICANTLY IMPAIRED IF CHINA TELECOM IS GRANTED OR OTHERWISE ACQUIRES A MOBILE LICENSE, WHICH WILL ALLOW CHINA TELECOM TO DELIVER CELLULAR SERVICES

     Under the current regulatory structure, China Telecom holds and operates the fixed line telephone and data communications assets in China and is prohibited from offering cellular services. To offer wireless services to end users, the Telecommunications Bureaus must offer services that can be delivered over wireline networks, such as those delivered over our PAS wireless system. China Telecom has applied for a mobile license with the Ministry of Information Industry. If the Ministry of Information Industry grants a mobile license to China Telecom or if China Telecom otherwise acquires a mobile license, local Telecommunications Bureaus will be free to offer cellular services, such as GSM or CDMA, to their customers and they may therefore elect not to deploy our PAS system. If this were to occur, we could lose current and potential customers for our PAS system, and our financial condition and results of operations could be harmed.

CHANGES IN TELECOMMUNICATIONS RATES OR PRICING POLICIES MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS

     In November 2000, the Ministry of Information Industry announced significant changes in rates for telecommunications services in China. While long distance, international, leased line and Internet connection fees were cut by up to 70%, the rates for local telephone services, which include certain types of wireless access services such as those offered over our PAS system, were increased, from approximately $0.01 per minute to approximately $0.02 per minute. The increase in rates may result in a reduced demand by end users for wireless services delivered over our PAS system and a corresponding decline in demand for our products. Additionally, the Ministry of Information Industry may implement future rate changes for wireline or wireless services in China or change telecommunications pricing policies, any of which may lead to reduced demand for our systems and products and result in a material adverse effect on our business or results of operations.

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA:

SALES IN CHINA HAVE ACCOUNTED FOR SUBSTANTIALLY ALL OF OUR SALES, AND THEREFORE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE TO A SIGNIFICANT DEGREE SUBJECT TO ECONOMIC, POLITICAL AND SOCIAL EVENTS IN CHINA

     Approximately $256.7 million, or 99%, of our sales for the six months ended June 30, 2001, $364.0 million, or 98.8%, of our sales in fiscal 2000, and $186.1 million, or 99.3%, of our sales in fiscal 1999, occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 67% as of June 30, 2001, 75.0% as of December 31, 2000, and 53.7% as of December 31, 1999 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

DEVALUATION IN THE VALUE OF THE RENMINBI AND FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

     Exchange rate fluctuations could have a substantial negative impact on our financial condition and results of operations. We purchase substantially all of our materials in the United States and Japan and a significant portion of our cost of goods sold is incurred in U.S. dollars and Japanese yen. A significant portion of our operating expenses are incurred in U.S. dollars. At the same time, most of our sales are denominated in Renminbi. The value of the Renminbi is fixed by China's national government and is subject to changes in China's governmental policies and to international economic and political developments. China may choose to devalue the Renminbi against the U.S. dollar. Additionally, China's national government has considered from time to time whether to partially or fully abandon the official exchange rate for Renminbi to the U.S. dollar. The abandonment of this official exchange rate policy may lead to sharp depreciation of the Renminbi against the U.S. dollar and other foreign currencies and to significantly more volatility in the Renminbi exchange rate in the future, both of which would adversely affect our financial results and make our future results more subject to fluctuation.

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

     Our business could be substantially harmed if we are unable to convert and remit our sales received in Renminbi into U.S. dollars. Under existing foreign exchange laws, Renminbi held by our China subsidiaries can be converted into foreign currencies and remitted out of China to pay current account items such as payments to suppliers for imports, labor services, payment of interest on foreign exchange loans and distributions of dividends so long as the subsidiaries have adequate amounts of Renminbi to purchase the foreign currency. Expenses of a capital nature such as the repayment of bank loans denominated in foreign currencies, however, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency and then remitted out of China. This system could be changed at any time by executive decision of the State Council to impose limits on current account convertibility of the Renminbi or other similar restrictions. Moreover, even though the Renminbi is intended to be freely convertible under the current account, the State Administration of Foreign Exchange, which is responsible for administering China's foreign currency market, has a significant degree of administrative discretion in implementing the laws. From time to time, the State Administration of Foreign Exchange has used this discretion in ways which effectively limit the convertibility of current account payments and restrict remittances out of China. Furthermore, in many circumstances the State Administration of Foreign Exchange must approve foreign currency conversions and remittances. Under the current foreign exchange control system, sufficient foreign currency may not be available at a given exchange rate to satisfy our currency demands.

CHINA CLOSELY RESTRICTS ACTIVITIES OF FOREIGN INVESTORS IN THE TELECOMMUNICATIONS INDUSTRY

     China's government and its agencies, including the Ministry of Information Industry and the State Council, regulate foreign investment in the telecommunications industry through the promulgation of various laws and regulations and the issuance of various administrative orders and decisions. Foreign investment enterprises, companies and individuals are prohibited from investing and participating in the operation and management of telecommunications networks without special approval by the State Council. China may promulgate new laws or regulations, or issue administrative or judicial decisions or interpretations, which would further restrict or bar foreigners from engaging in telecommunications-related activities. The promulgation of laws or regulations or the issuance of administrative orders or judicial decisions or interpretations restricting or prohibiting telecommunications activities by foreigners could have a substantial impact on our ongoing operations.

GOVERNMENTAL POLICIES IN CHINA COULD IMPACT OUR BUSINESS

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

  new laws and regulations or the interpretation of those laws and regulations;
  the introduction of measures to control inflation or stimulate growth;
  changes in the rate or method of taxation;
  the imposition of additional restrictions on currency conversion and remittances abroad;
  and any actions which limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

ECONOMIC POLICIES IN CHINA COULD IMPACT OUR BUSINESS

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

     Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China's economy. Economic reform measures adopted by China's government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways which could result in economic liberalization measures that are inconsistent from time to time or from industry to industry or across different regions of the country. China's economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China's economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China's government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China's government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

CHINA'S EXPECTED ENTRY INTO THE WTO CREATES UNCERTAINTY AS TO THE FUTURE ECONOMIC AND BUSINESS ENVIRONMENTS IN CHINA

    China is expected to enter the World Trade Organization some time late in 2001 or in 2002. Entry into the WTO will require China to further reduce tariffs and eliminate other trade restrictions. While China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. Whether or not China enters the WTO, the impact on China's economy and our business is uncertain.

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER

    Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our two principal subsidiaries, UTStarcom China and Hangzhou UTStarcom, which together accounted for approximately 98.8% of our revenues in 2000, will expire at the end of 2002. At that time, the tax rates for these two subsidiaries will increase from 7.5% to 15%, and from 10% to 15%, respectively, which will negatively impact our financial condition and results of operations.

WE MAY BE EXPOSED TO CONTINGENT TAX LIABILITIES IN CHINA RESULTING FROM OUR FAILURE TO WITHHOLD SUFFICIENT AMOUNTS FOR CHINA'S INCOME TAX PURPOSES

     We employ a number of U.S. citizens who work on a full time basis in China. These expatriate employees participate in our stock option plans and have exercised a number of options granted under the plans. The option exercises generated income which may be subject to personal income taxes under China's income tax laws. We withheld U.S. taxes in connection with these option exercises, but did not withhold China income taxes on the option exercises, and the employees have not yet paid any taxes in China which may be due. Should the employees fail to pay the income taxes, we may be liable for such taxes in our capacity as withholding agent. In the event that it is determined that taxes are due in China, we will apply for a refund from the U.S. tax authorities corresponding to the amount over-withheld in the U.S. due to the foreign tax credit which would then be applicable. In addition, our failure to collect and remit China withholding tax may also subject us to penalties.

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

     China has adopted a broad range of related laws, administrative rules and regulations that govern the conduct and operations of foreign investment enterprises and restrict the ability of foreign companies to conduct business in China. These laws, rules and regulations provide some incentives to encourage the flow of investment into China, but also subject foreign companies, and foreign investment enterprises, including our subsidiaries in China, to a set of restrictions which may not always apply to domestic companies in China. Although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies in anticipation of China's entry into the WTO, these special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises may still place us and our subsidiaries at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position. Moreover, as China's legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors and companies.

     Many of our activities and products in China are subject to administrative review and approval by various national and local agencies of China's government. Because of the changes occurring in China's legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities and products. Failure to obtain the requisite government approval for any of our activities or products could substantially harm our business.

RISK RELATING TO OUR STOCK PERFORMANCE:

OUR STOCK PRICE IS HIGHLY VOLATILE

     The trading price of our common stock has fluctuated significantly since our initial public offering in March 2000. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

  actual or anticipated fluctuations in operating results;
  changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;
  changes in governmental regulations or policies in China, such as the temporary suspension of sales of our PAS system that occurred in May and June of 2000, which caused our stock price to drop;
  our, or a competitor’s, announcement of new products, services or technological innovations; and

  the operating and stock price performance of other comparable companies.

     General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We are exposed to the impact of interest rate changes and changes in foreign currency exchange rates.

     Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market risk. Funds in excess of current operating requirements are invested in government-sponsored entities’ notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

     The table below represents carrying amounts and related weighted-average interest rates of maturity of our investment portfolio at June 30, 2001:

(In thousands, except interest rates)

Cash and cash equivalents	$217,657
Average interest rate	2.8%
Short-term investments	27,969
Average interest rate	4.8%
Total investment securities	245,626
Average interest rate	3.0%

     Foreign Exchange Rate Risk. We are exposed to foreign exchange rate risk because our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of June 30, 2001 is approximately $9.7 million.

PART II – OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES AND USE OF PROCEEDS

     We completed our initial public offering (“IPO”) on March 3, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-93069). In the IPO, we sold an aggregate of 11,500,000 shares of common stock (including an over-allotment option of 1,500,000 shares) at $18.00 per share.

     The managing underwriters of our initial public offering were Merrill Lynch & Co., Banc of America Securities LLC, U.S. Bancorp Piper Jaffray, Merrill Lynch Japan Inc., and E-TRADE Securities Co., Ltd. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions of approximately $14.5 million and expenses of the offering of approximately $3.1 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates.

     We completed a follow on public offering on August 3, 2001 pursuant to a Registration Statement on Form S-3 (File No. 333-63356). A total of 10,350,000 shares of common stock (including the underwriters’ over-allotment) were registered. We sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over-allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering.

     The managing underwriter of our follow on public offering was Merrill Lynch & Co. Salomon Smith Barney, Banc of America Securities LLC, HSBC Securities (USA) Inc., and U.S. Bancorp Piper Jaffray served as co-managers of our offering. The sale of the shares of common stock generated aggregate gross proceeds of approximately $148.0 million. The aggregate net proceeds that we received was approximately $139.7 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates. The aggregate gross proceeds for the selling stockholders were approximately $59.0 million.

     The net proceeds are expected to be used for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, we retain broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of August 6, 2001 we have not used any of the net proceeds and the entire amounts of net proceeds of our initial public offering remains in our cash and cash equivalents and short-term investments accounts. In addition, as of June 30, 2001, there are no material agreements or commitments with respect to any acquisition or investment activities.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 11, 2001, the Annual Meeting of Stockholders of the Company was held in Oakland, California.

An election of Class I directors was held with the following individuals being elected to the Board of Directors of the Company as Class I directors:

NAME	VOTED FOR	VOTES WITHHELD
Thomas J. Toy	86,620,300	172,290
Ying Wu	83,319,322	3,473,268

The current Class II and Class III directors with unexpired terms are as follows:

Continuing Class II Directors:
Larry D. Horner
Chauncey Shey

Continuing Class III Directors:
Hong Liang Lu
Masayoshi Son

     The stockholders approved the Company’s 2001 Director Option Plan (the “2001 Director Plan”) and the reservation of 1,200,000 shares of the Company’s common stock for issuance thereunder. There were 78,182,651 votes cast for the 2001 Director Plan, 8,402,040 votes cast against the 2001 Director Plan and 207,899 abstentions.

     The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2001. There were 86,728,893 votes cast for the appointment, 54,472 votes cast against the appointment and 9,225 abstentions.

ITEM 5 – OTHER INFORMATION

     Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.64*	2001 Director Option Plan.
10.65*+	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunications D’Haiti S.A.M. dated as of April 12, 2001.
10.66	2001 Director Option Plan, as amended on July 10, 2001.

(*) Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (No. 333-63356), as amended, which became effective on July 18, 2001.

(+) Certain information in this Exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

(b) Reports on Form 8-K:

     1. A Current Report on Form 8-K was filed on July 12, 2001 to report our earnings release for the second quarter of fiscal 2001.

UTSTARCOM, INC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2001

UTSTARCOM, INC. (Registrant)

BY:

/s/ Hong Liang Lu

Hong Liang Lu President, Chief Executive Officer and Director

/s/ Michael J. Sophie

Michael J. Sophie Chief Financial Officer and Assistant Secretary