Form 10-Q
period 2001-09-30
UTSTARCOM INC
filed 2001-11-06
CIK 1030471

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                 to                 .

COMMISSION FILE NUMBER 000-29661

UTSTARCOM, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	52-1782500
(State of Incorporation)	(I.R.S. Employer Identification No.)

1275 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA	94502 (zip code)
(Address of principal executive offices)

Registrant’s Telephone Number, Including Area Code: (510) 864-8800

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No    ☐

          As of October 31, 2001 there were 106,922,200 shares of the Registrant’s Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1— CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share data)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$275,873	$149,112
Short term investments	94,766	83,858
Accounts receivable, net of allowances for doubtful accounts of $19,762 and $12,835 at September 30, 2001 and December 31, 2000, respectively	210,747	161,330
Receivable from related parties	2,778	406
Inventories, net	202,511	118,995
Other current assets	61,466	17,674

Total current assets	848,141	531,375
Property, plant and equipment, net	36,227	21,999
Long-term investments	18,475	12,397
Goodwill, net	23,033	20,084
Intangible assets, net	1,012	154
Other long term assets	7,005	5,828

Total assets	$933,893	$591,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 86,052	$ 44,564
Bank debt	66,026	43,381
Income taxes payable	3,557	7,170
Deferred revenue	74,465	31,678
Other current liabilities	58,965	34,721

Total current liabilities	289,065	161,514
Long-term debt	12,048	12,048
Minority interest in consolidated subsidiaries	6,542	5,956

	307,655	179,518

Stockholders’ equity:
Common stock: $.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 106,451,261 at September 30, 2001 and 95,032,657 at December 31, 2000	135	120
Additional paid-in capital	596,795	426,665
Deferred stock compensation	(3,045)	(6,491)
Retained earnings (accumulated deficit)	32,611	(7,808)
Notes receivable from shareholders	(610)	(314)
Other comprehensive income	352	147

Total stockholders’ equity	626,238	412,319

Total liabilities and stockholders’ equity	$933,893	$591,837

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

C ONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Net sales	$170,484	$107,385	$429,712	$241,648
Cost of sales (includes stock compensation expense of $9, $19, $33 and $75)	106,208	70,093	274,116	156,481

Gross profit	64,276	37,292	155,596	85,167

Operating expenses:
Selling, general and administrative expenses (includes stock compensation expense of $491, $1,034, $1,729 and $4,085)	21,830	12,148	54,720	34,141
Research and development expenses (includes stock compensation expense of $400, $842, $1,457 and $6,097)	16,381	11,198	42,079	30,993
Amortization of intangible assets	1,965	1,224	5,401	3,671

Total operating expenses	40,176	24,570	102,200	68,805

Operating income	24,100	12,722	53,396	16,362
Interest income	2,478	3,685	6,570	8,724
Interest expenses	(930)	(795)	(2,850)	(2,501)
Other income (expenses)	(220)	1,490	(254)	1,968
Equity in net loss of affiliated companies	(918)	(123)	(1,619)	(583)

Income before income taxes, minority interest and cumulative effect of change in accounting principle	24,510	16,979	55,243	23,970
Income tax expense	5,849	3,786	13,533	8,501
Minority interest in (earnings) loss of consolidated subsidiaries	136	(838)	(1,291)	(1,363)

Income before cumulative effect of change in accounting principle	18,797	12,355	40,419	14,106
Cumulative effect of change in accounting principle	—	—	—	(980)

Net income	$ 18,797	$ 12,355	$ 40,419	$ 13,126

Basic earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$ 0.18	$ 0.13	$ 0.41	$ 0.19
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income per share	$ 0.18	$ 0.13	$ 0.41	$ 0.18

Diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$ 0.17	$ 0.12	$ 0.38	$ 0.14
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income per share	$ 0.17	$ 0.12	$ 0.38	$ 0.13

Weighted average shares used in per-share calculation:
—Basic	104,031	94,153	99,261	74,587

—Diluted	110,601	103,517	106,898	100,959

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	September 30, 2001	September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 40,419	$ 13,126
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	980
Depreciation and amortization	12,147	6,809
Non-qualified stock option exercise tax benefits	10,466	9,460
Net loss on sale of assets	468	761
Impairment of long term investment	1,576	—
Stock compensation expense	3,220	10,257
Allowance for doubtful accounts	6,927	3,710
Inventory reserve	6,422	2,786
Equity in net loss of affiliated companies	1,618	583
Minority interest in consolidated subsidiary	585	1,363
Changes in operating assets and liabilities:
Accounts receivable and receivable from related parties	(58,715)	(44,230)
Inventories	(89,938)	(37,906)
Other current and non-current assets	(46,670)	(13,526)
Accounts payable and payable to related parties	41,489	4,616
Income taxes payable	(3,613)	(2,049)
Deferred revenue	42,786	23,216
Other current liabilities	24,246	(3,003)

Net cash used in operating activities	(6,567)	(23,047)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(18,249)	(7,449)
Investment in affiliates, net of cash acquired	(9,272)	(8,225)
Purchases of short-term investments, net	(10,679)	(72,046)

Net cash used in investing activities	(38,200)	(87,720)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	148,725	196,283
Proceeds from borrowing, net	22,645	17,224
Proceeds from shareholder notes	183	(150)

Net cash provided by financing activities	171,553	213,357
Effects of exchange rates on cash	(25)	(26)

Net increase in cash and cash equivalents	126,761	102,564
Cash and cash equivalents at beginning of period	149,112	87,364

Cash and cash equivalents at end of period	$275,873	$189,928

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES

1.    Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly and majority (over 50 percent) owned subsidiaries, except for the Guangdong manufacturing subsidiary (“GUTS”), which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies, of which none represent greater than 10 percent voting ownership, are accounted for using the cost method.

          The accompanying financial data as of September 30, 2001 and for the three and nine months ended September 30, 2001 and September 30, 2000, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2000 financial statements including the notes thereto, and the other information set forth therein included in the Company’s Annual Report on Form 10K/A.

          In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

2.    Revenue Recognition:

          Revenues from sales of communication equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is reasonably assured. Where multiple elements exist in an arrangement, revenue is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenues from sales of communication equipment involving significant production, modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage of completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

          Revenues from sales of communication equipment incorporating software not considered incidental to the product as a whole (“software contracts”) are recognized when persuasive evidence of an agreement exists, the product has been delivered, the fee is fixed or determinable and collectability is probable. Revenues from software contracts with multiple elements are recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met.

          Revenues from engineering service contracts are recognized upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated.

3.    Accounting Change (in thousands, except per share data):

          Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue in certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. The Company changed its method of revenue recognition to the point of contractual final acceptance for these contracts. In addition, certain contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. The Company recorded a cumulative adjustment of $980 for the effect of the change on prior years in first quarter fiscal 2000. No revenue was recognized in the three and nine months ended September 30, 2001 that was included in the cumulative effect of change in accounting principle. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in an increase in net income of $1,485 or $0.01 per share basic and diluted for the three months ended September 30, 2000. The combined impact of the cumulative adjustment and the retroactive adjustment on net income for the nine months ended September 30, 2000 was not material.

4.    Earnings per Share (in thousands, except per share data):

          Basic earnings per share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the numbers of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and restricted stock. Dilutive potential shares are not included during periods when the Company experiences a net loss, as the impact would be anti-dilutive.

          The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Income before cumulative effect of a change in accounting principle	$ 18,797	$ 12,355	$ 40,419	$ 14,106
Cumulative effect of a change in accounting principle	—	—	—	(980)

Net income	$ 18,797	$ 12,355	$ 40,419	$ 13,126

Denominator:
Weighted average shares outstanding—basic	104,031	94,153	99,261	74,587

Weighted average shares outstanding—diluted	110,601	103,517	106,898	100,959

Basic earnings per share:
Income before cumulative effect of a change in accounting principle	$ 0.18	$ 0.13	$ 0.41	$ 0.19
Cumulative effect of a change in accounting principle	—	—	—	(0.01)

Net income per share	$ 0.18	$ 0.13	$ 0.41	$ 0.18

Diluted earnings per share:
Income before cumulative effect of a change in accounting principle	$ 0.17	$ 0.12	$ 0.38	$ 0.14
Cumulative effect of a change in accounting principle	—	—	—	(0.01)

Net income per share	$ 0.17	$ 0.12	$ 0.38	$ 0.13

          Certain potential shares outstanding at September 30, 2001 and September 30, 2000 were not included in the computation, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. These shares totaled 2.0 million at a weighted average exercise price of $23.11 per share at September 30, 2001 and 0.40 million with a weighted average exercise price of $27.31 per share at September 30, 2000.

5.    Comprehensive Income/(loss) (in thousands):

          Statement of Financial Accounting Standards (“SFAS”) No. 130 requires disclosure of non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115 and foreign currency translation adjustments accounted for under SFAS No. 52.

          The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$18,797	$12,355	$40,419	$13,126
Unrealized gains (losses) on investments	223	42	230	(24)
Change in cumulative translation adjustments	—	(16)	(25)	(26)

Total comprehensive income	$19,020	$12,381	$40,624	$13,076

6.    Cash, Cash Equivalents and Short-Term Investments (in thousands):

          All of the Company’s cash equivalents and short-term investments are classified as available-for-sale. At September 30, 2001, $179,126 of available-for-sale securities was included in cash equivalents and $94,766 of available-for-sale securities was included in short-term investments. These available-for-sale securities consisted of government sponsored entities’ notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

7.    Inventories (in thousands):

          Inventories as of September 30, 2001 and December 31, 2000 consist of the following:

	September 30, 2001	December 31, 2000
Raw materials	$ 61,437	$ 41,876
Work-in-process	24,484	23,432
Finished goods	132,213	62,888

	218,134	128,196
Less allowance for obsolete inventory	(15,623)	(9,201)

	$202,511	$118,995

8.    Debt (in thousands):

          The following represents the outstanding borrowings at September 30, 2001 and December 31, 2000:

Note	Rate	Maturity	September 30, 2001	December 31, 2000
Bank of China(1)	From 5.56% to 5.85%	From 12/01 to 09/02	$37,952	$28,916
China Merchants Bank(2)	6.44%	03/02	6,024	3,614
Commercial Bank of Hangzhou(3)	6.21%	06/10	12,048	12,048
Industrial & Commercial Bank of China	5.85%	05/01	—	6,024
China Construction Bank(4)	6.44%	06/02	4,819	4,819
CITIC Industrial Bank(5)	6.14%	05/02	6,024	—
China Everbright Bank(6)	5.85%	06/02	6,024	—
Shanghai PuDong Development Bank(7)	5.02%	06/02	4,458	—
Other(8)	Various	Various	725	8

Total debt			$78,074	$55,429
Long-term debt			12,048	12,048

Short-term debt			$66,026	$43,381

(1)	Guaranteed by the Company and the minority shareholder of HUTS. This represents drawings on the Company’s line of credit with the bank. This line allows for borrowings of up to $156,626.
(2)	Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in March 2002.
(3)	Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.
(4)	Guaranteed by HUTS. This line allows for borrowings of up to $4,819 and matures in June 2002.
(5)	Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2002.
(6)	Guaranteed by UTStarcom-China. This line allows for borrowings of up to $12,048 and matures in March 2003.
(7)	Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in June 2002.
(8)	Guaranteed by UTStarcom-China. This line allows for borrowings of up to $16,000 and matures in June 2002.

9.     Acquisitions (in thousands, except per share data):

          On July 24, 2000, the Company entered into an agreement with Stable Gain International Ltd. (“Stable Gain”) to purchase intellectual property and certain related fixed assets, and to transfer development employees to the Company. Under the amended purchase agreement, the Company was to pay Stable Gain consideration of $10,700 in the form of common stock of the Company and $319 in cash. The transfer of the common stock was completed during the second quarter of fiscal 2001. The total purchase consideration of $11,019 was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7,449 was recorded on acquisition and has an estimated life of three years.

          The following represents the allocation of the purchase price for Stable Gain:

Fair value of tangible net assets acquired	$ 2,430
Fair value of identified intangible assets	1,140
Excess of costs of acquiring Stable Gain over fair value of identified net assets acquired (goodwill)	7,449

$11,019

          In February 1996, the Company, as part of its business operations in China, acquired a 65% ownership interest in Nan Tian (“NST”). On February 5, 2001, the Company entered into an agreement to acquire the remaining 35% ownership in the joint venture company for a total consideration of $1,335 payable in cash. The purchase price was allocated to property and equipment and goodwill under the purchase method of accounting. Goodwill totaling $619 was recorded on acquisition and has an estimated life of six years.

          The following represents the allocation of the purchase price for NST:

Fair value of tangible net assets acquired	$ 716
Excess of costs of acquiring NST over fair value of identified net assets acquired (goodwill)	619

$1,335

          Had the acquisitions of Stable Gain and NST occurred on January 1, 2001, proforma net income for the nine months ended September 30, 2001 would have been $39,862 or $0.40 per share basic, $0.37 per share fully diluted. There was no impact on proforma revenues, net income, or earnings per share for the three months ended September 30, 2001. Proforma adjustments have been added to record the amortization of fixed assets, goodwill and other intangible assets as if the transaction occurred on January 1, 2001.

          On September 27, 2001, AbacusChina Inc. (“AbacusChina”), a wholly owned subsidiary of the Company, entered into an agreement with China Elite Limited (“China Elite”), to issue 17,525,708 shares of common stock of AbacusChina in exchange for the net assets of China Elite. The effect of this transaction was to reduce the Company’s ownership in AbacusChina from 100% to 29%, and resulted in a gain of $222. As the company owns less than 10% of the voting stock of AbacusChina, this investment will be accounted for under the cost method of accounting. Under the cost method, the investment is recorded at cost and dividends are treated as income when received. Had the transaction occurred on January 1, 2001, proforma net income for the nine months ended September 30, 2001 would have been $40,452 with no effect on earnings per share basic and fully diluted. Proforma net income for the three months ended September 30, 2001 would have been $18,808 with no effect on earnings per share basic and fully diluted. Proforma adjustments have been added to record the reduction in amortization of fixed assets as if the transaction occurred on January 1, 2001.

10.    Long Term Investments:

          As of September 30, 2001, the Company had invested $10.0 million in Softbank China, (“the fund”), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company’s employees is employed by the fund. One of the Company’s directors serves as the Chief Executive Officer of the fund, and the Company’s Chief Executive Officer is the Chairman of the Board of the fund. The Company is not obligated to pay, nor receive, any fees in connection with services provided to the fund. Many of the fund’s investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in these early stages and may never materialize. During the three months ended March 31, 2001 and June 30, 2001, based upon a review of the carrying value of this investment, impairment charges of $1.0 million and $0.2 million, respectively, were recognized to provide for the decline in the fair value below the carrying value of this investment. During the three months ended September 30, 2001, the Company recognized an additional impairment charge of $0.4 million to provide for a further decline in the fair value below the carrying value of this investment. Due to the risky nature of these investments, the Company may experience further losses in connection with this investment in Softbank China.

11.    Segment Reporting (in thousands):

          The Company provides communications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 ‘‘Disclosures about Segments of an Enterprise and Related Information’’, the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets. Revenues from Fitel accounted for 22% and revenues from Jinhua PTB accounted for 12% of consolidated revenues during the three months ended September 30, 2001. Revenues from Jiangmen PTB accounted for 11% of consolidated revenues during the three months ended September 30, 2000. No customer accounted for 10% or more of consolidated revenues during the nine months ended September 30, 2001. Revenues from Hangzhou PTB accounted for 18% of consolidated revenues during the nine months ended September 30, 2000. Corporate assets consist of cash and cash equivalents, short- and long-term investments and deferred tax assets. As of September 30, 2001, $442,874 or approximately 88% of non-corporate assets were located in China and $60,178 or 12% of non-corporate assets were located in the United States. Corporate assets at September 30, 2001 were $430,764. As of December 31, 2000, $283,909 or approximately 91% of non-corporate assets were located in China and $29,951 or 9% of non-corporate assets were located in the United States. Corporate assets at December 31, 2000 were $277,931.

          Geographical area data and product data are as follows (in thousands):

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Communications Equipment	Subscriber Handsets	Total	Communications Equipment	Subscriber Handsets	Total
Net Sales:
China	$ 89,883	$ 43,407	$133,290	$ 75,622	$30,669	$106,291
Other	37,194	—	37,194	1,094	—	1,094

Total Net Sales	$127,077	$ 43,407	$170,484	$ 76,716	$30,669	$107,385

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000
	Communications Equipment	Subscriber Handsets	Total	Communications Equipment	Subscriber Handsets	Total
Net Sales:
China	$262,460	$127,526	$389,986	$169,502	$69,700	$239,202
Other	39,577	149	39,726	2,446	—	2,446

Total Net Sales	$302,037	$127,675	$429,712	$171,948	$69,700	$241,648

          Revenue attributable to North America was insignificant during the three months and nine months ended September 30, 2001, and during the three and nine months ended September 30, 2000. Other sales for the three months ended September 30, 2001 include sales attributable to Taiwan of $36,129.

          Long-lived assets are as follows (in thousands):

	September 30, 2001	December 31, 2000
China	$34,215	$17,855
U.S.	26,056	24,382

Total long-lived assets	$60,271	$42,237

12.    Recent Accounting Pronouncements:

          In June 1998, the Financial Accounting Standards Board (‘‘FASB”) issued SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption had no impact on the Company’s financial statements.

          In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires entities that have securitized financial assets to provide specific disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption had no impact on the Company’s financial statements.

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

          FAS 141 is effective immediately, except with regard to business combinations that were initiated prior to July 1, 2001, which the Company expects to account for using the purchase method of accounting. FAS 142 will be effective for fiscal years beginning after December 15, 2001, and will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The elimination of goodwill amortization expense effective January 1, 2002 is expected to reduce amortization expense of intangibles by $7,314 for the year ended December 31, 2002. FAS 142 will also require the Company to perform a transitional assessment within six months of the date of adoption, to determine whether there is an impairment of goodwill. Any such transitional impairment loss will be recognized as a change in accounting principle in the consolidated statement of operations. The Company expects to complete this transitional assessment of goodwill in early 2002, and cannot as yet determine if a transition impairment charge will be recognized in 2002.

          In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, (FAS 144) “Accounting for the Impairment or Disposal of Long-Lived Assets”. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business”.

          FAS 144 develops one accounting model (based on the model in FAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates APB 30’s requirement that discontinued operations be measured at net realizable value or that entities include under “discontinued operations” in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

          FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Early application is encouraged. The second phase (obligations associated with disposal activities) is expected to begin in fourth quarter 2001, with issuance of a final Statement tentatively scheduled for second quarter 2002.

13.    Country Risks:

          Approximately 78% and 91% of the Company’s sales for the three and nine months ended September 30, 2001, respectively, were made in China. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China’s economy. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

          Beginning in January 1, 1999, China’s government required that all manufacturers of telecommunications equipment connected to public or private telecommunications networks within China obtain a network access license for each of its products. Sellers are prohibited from selling or advertising for sale equipment for which its manufacturer has not obtained a network access license and may be liable for penalties in an amount up to three times earnings from the sale of any equipment sold beginning January 1, 1999 without a license. Failure to obtain the required licenses could permit the authorities to force the Company to remove previously installed equipment and could preclude the Company from making further sales of the unlicensed products in China, which would substantially harm the Company’s business.
          In June 2000, the Ministry of Information Industry issued an internal notice concluding its review of PHS-based equipment. The Company’s PAS system will continue to be allowed in China’s county-level cities and counties, which are the Company’s primary markets for the Company’s PAS system. In large and medium-sized cities, the Company’s PAS system may be used on a limited basis where there is a high concentration of population, such as campuses, commercial buildings and special development zones. New citywide PAS system deployments will not be allowed in large and medium-size cities. The evaluation group for access networks under the Ministry of Information Industry has recommended that the Ministry of Information Industry issue a license for the Company’s PAS system. However, the Company does not yet have this network access license and the Company cannot provide any assurance that such a license will be issued for the Company’s PAS system. In addition, there is no assurance that the Ministry of Information Industry will not conduct any further review/evaluation of PHS-based equipment or change its order regarding PHS-based system in the future. Management has also applied for network access licenses for other products, which the Company is no longer manufacturing but had previously sold. However, the Company has not yet received these access licenses and has no any assurance that a license will be issued. Management believes that no penalties or fines will be payable for non-compliance with the licensing requirements for both the PAS system and other products and that there will be no adverse effect on the Company’s business or financial condition.

14.    Subsequent Event

          On October 31, 2001, a complaint captioned Lacek v. UTStarcom, Inc., et. al., Civil Action No. 01-CV-9604, was filed in United States District Court for the Southern District of New York against various underwriters for the Company’s initial public offering (“IPO”), the Company, and various of our directors and officers. Plaintiffs allege undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 180 different issuers. The complaint against the Company seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company believes that it has meritorious defenses to this lawsuit and will defend this lawsuit vigorously.

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS

Forward-Looking Statements

          This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include those concerning the following: our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China’s county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments, particularly in Softbank China; and our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

          On March 3, 2000, we sold 11,500,000 shares of common stock, which included the underwriters’ over-allotment option, at $18.00 per share. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million. The aggregate net proceeds were approximately $189.4 million, after deducting underwriting discounts and commissions and related expenses. On August 3, 2001, we completed a follow-on public offering and sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over-allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds that we received was $139.9 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million. We intend to use these proceeds for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities.

          We have only recently become profitable and may not be able to remain profitable in future periods. As of September 30, 2001, we had retained earnings of $32.6 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses, and, as a result, we will need to generate higher revenues to remain profitable.

          We have derived most of our revenues from sales of communications equipment to service providers in China. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades at later dates. As a result, our largest revenue-producing customers typically vary from period-to-period. The evaluation period for our products by potential customers may span a year or more and our business generally depends on a relatively small number of deployments. We sell our products in China and other regions through a direct sales force.

          Approximately 78% of our sales for the three months ended September 30, 2001, and approximately 91% of our sales for the nine months ended September 30, 2001, were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, by foreign currency exchange, and by the general state of China’s economy. Our results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

          Revenues from sales of communication equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is reasonably assured. Where multiple elements exist in an arrangement, revenue is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenues from sales of communication equipment involving significant production, modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage of completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

          Revenues from sales of communication equipment incorporating software not considered incidental to the product as a whole (“software contracts”) are recognized when persuasive evidence of an agreement exists, the product has been delivered, the fee is fixed or determinable and collectability is probable. Revenues from software contracts with multiple elements are recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met.

          Revenues from engineering service contracts are recognized upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated.

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

          Our gross profit has been affected by material costs, product mix and average selling prices. Our gross profit, as a percentage of net sales, varies among our product families. The gross profit, as a percentage of net sales, on our mobile phone handsets is very low compared to our other products. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales. As a result of improving margins on our sales of lower margin handsets during the quarter, we have experienced an increase in overall gross profit, as a percentage of net sales.

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

          Net deferred stock compensation represents the difference between the fair value of common stock and the option exercise price for the options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity, with amortization recorded over the vesting period of the option, which is generally four years. In connection with the grant of stock options to our employees, we recorded no net deferred stock compensation during the three and nine months ended September 30, 2001. We recorded net deferred stock compensation of $0.0 million and $2.9 million during the three and nine months ended September 30, 2000, respectively. We recorded stock compensation expense of approximately $0.9 million and $1.9 million during the three and nine months ended September 30, 2001, respectively, and $1.9 million and $10.3 million during the three and nine months ended September 30, 2000, respectively. At September 30, 2001, approximately $3.0 million remained to be amortized.

          We employ a number of U.S. citizens who work on a full-time basis in China. These expatriate employees participate in our stock option plans and have exercised a number of options granted under the plans. The option exercises generated income that may be subject to personal income taxes under China’s income tax laws. We have withheld U.S. taxes in connection with these option exercises, but did not withhold China income taxes on the option exercises, and the employees have not yet paid any taxes in China that may be due. Should the employees be liable for and fail to pay the China income taxes, we may be liable for such taxes in our capacity as withholding agent. In addition, our failure to collect and remit China withholding tax may also subject us to penalties. In the event that it is determined that taxes are due in China, we will apply for a refund from the U.S. tax authorities corresponding to the amount over-withheld in the U.S. due to the foreign tax credit.

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

          Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. Two of our principal subsidiaries, UTStarcom China and Hangzhou UTStarcom, accounted for approximately 98.8% of our revenues in 2000. The tax holidays applicable to, UTStarcom China will expire at the end of 2002. At that time, the tax rate will increase from 7.5% to 15% and will negatively impact our financial condition and results of operations. The tax holiday applicable to our other principal subsidiary, Hangzhou UTStarcom, is now subject to annual review. Consequently, its current tax holiday will expire at the end of 2001. At that time, the tax rate could increase from 10% to 15%, if we are unable to obtain this tax holiday in 2002. If we are unable to extend this tax holiday to 2002, our financial condition and results of operations may be negatively impacted.

          Minority interest in (earnings) loss of consolidated subsidiaries represents the share of earnings in our Zhejiang manufacturing joint venture that is owned by our joint venture partner.

Recent Developments

          On July 24, 2000, the Company entered into an agreement with Stable Gain International Ltd. (“Stable Gain”) to purchase intellectual property and certain related fixed assets, and to transfer development employees to the Company. Under the amended purchase agreement, the Company was to pay Stable Gain consideration of $10.7 million in the form of common stock of the Company and $0.3 million in cash. The transfer of the common stock was completed during the second quarter of fiscal 2001. The total purchase consideration of $11.0 million was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7.4 million was recorded on acquisition and has an estimated life of three years.
          In February 1996, the Company, as part of its business operations in China, acquired a 65% ownership interest in Nan Tian (“NST”). On February 5, 2001, the Company entered into an agreement to acquire the remaining 35% ownership in the joint venture company for a total consideration of $1.3 million payable in cash. The purchase price was allocated to property and equipment and goodwill under the purchase method of accounting. Goodwill totaling $0.6 million was recorded on acquisition and has an estimated life of six years.
          On August 3, 2001, we completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over-allotment option of 1,350,000 shares, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds that we received was $139.9 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million.
          On September 27, 2001, AbacusChina Inc. (“AbacusChina”), a wholly owned subsidiary of the Company, entered into an agreement with China Elite Limited ( “China Elite”), to issue 17,525,708 shares of common stock of AbacusChina in exchange for the net assets of China Elite. The effect of this transaction was to reduce our ownership in AbacusChina from 100% to 29%, and resulted in a gain of $0.2 million.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and September 30, 2000

Net Income

          For the three months ended September 30, 2001 we reported net income of $18.8 million as compared to net income of $12.4 million for the three months ended September 30, 2000.

Net Sales

          Our net sales increased 58% to $170.5 million for the three months ended September 30, 2001 from $107.4 million for the corresponding period in 2000. Sales of communications equipment for the three months ended September 30, 2001 were $127.1 million, an increase of $50.3 million or 66%, as compared to the three months ended September 30, 2000. Sales of subscriber handsets for the three months ended September 30, 2001 were $43.4 million, an increase of $12.7 million or 42%, as compared to the three months ended September 30, 2000. Sales of communications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize its telecommunications infrastructure. For the three months ended September 30, 2001, sales to Fitel and sales to Jinhua PTB accounted for 22% and 12% of our net sales, respectively. For the three months ended September 30, 2000, sales to Jiangmen PTB and Xian PTB accounted for 11% and 8% of our net sales, respectively.

          Effective January 1, 2000, we adopted Staff Accounting Bulletin 101 (“SAB 101”) issued by the Securities and Exchange Commission in December 1999. In light of the guidance issued in SAB 101, we changed our method of recognizing revenue for some contracts. We previously recognized revenue as contract stages were completed and accepted. We now recognize revenue upon final acceptance of the contract. In addition, some of our contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. We recorded a cumulative adjustment in the first quarter of fiscal 2000 of $1.0 million. No revenue was recognized in the three and nine months ended September 30, 2001 that was included in the cumulative effect of change in accounting principle. The combined impact of the cumulative adjustment and the retroactive adjustment resulted in an increase in net income of $1.5 million or $0.01 per share basic and diluted for the three months ended September 30, 2000. The combined impact of the cumulative adjustment and the retroactive adjustment on the net income for the nine months ended September 30, 2000, was not material.

Gross Profit

          Gross profit increased 72% to $64.3 million for the three months ended September 30, 2001 from $37.3 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, increased to 38% for the three months ended September 30, 2001 from 35% for the three months ended September 30, 2000. Gross profit, as a percentage of net sales, increased due to increasing margins on our lower margin handset sales, which comprised 25.5% of sales for the three months ended September 30, 2001 compared to 28.6% of sales for the corresponding period in 2000.

Selling, General and Administrative

          Selling, general and administrative expenses increased 80% to $21.8 million for the three months ended September 30, 2001 from $12.1 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales remained constant at

13% for the three months ended September 30, 2001 and for the corresponding period in 2000. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operations.

Research and Development

          Research and development expenses increased 46% to $16.4 million for the three months ended September 30, 2001 from $11.2 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses remained constant at 10% for the three months ended September 30, 2001 and the corresponding period in 2000. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

Stock Compensation Expense

          Stock compensation expense decreased to $0.9 million for the three months ended September 30, 2001 from $1.9 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees, which we are amortizing over the vesting periods of the applicable options.

Amortization of Intangible Assets

          Amortization of intangible assets was $2.0 million for the three months ended September 30, 2001 and $1.2 million for the three months ended September 30, 2000. The increase in amortization of intangible assets was primarily due to the amortization of additional goodwill that was recognized upon the acquisition of Stable Gain during the first quarter of fiscal 2001.

Interest Income (Expenses), Net

          Net interest income was $1.5 million for the three months ended September 30, 2001 and $2.9 million for the corresponding period in 2000. The decrease was primarily due to a decline in interest rates during the period and an increase in cash balances held in non-interest bearing accounts.

Other Income (Expenses), Net

          Other income (expense) net was $(0.2) million for the three months ended September 30, 2001 and $1.5 million for the corresponding period in 2000. The decrease was primarily due to an impairment charge of $0.4 million to provide for the decline in the fair value below the carrying value of our investment in Softbank China. In addition, in the corresponding period in 2000, there was a one time non-cash gain on non-trade receivables.

Equity in Income (Loss) of Affiliated Companies

          Consolidated equity in the net loss of affiliated companies was $(0.9) million for the three months ended September 30, 2001 and $(0.1) million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease in net income at our Guangdong manufacturing subsidiary.

Income Tax Expense

          Income tax expense was $5.8 million for the three months ended September 30, 2001 and $3.8 million for the corresponding period in 2000. The increase in the income tax expense was due to our increasing income. The effective tax rate was 24% and 22% for the three months ended September 30, 2001 and 2000, respectively. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Minority Interest in (Earnings) Loss of Consolidated Subsidiaries

          Minority interest in (earnings) loss of consolidated subsidiaries was $0.1 million for the three months ended September 30, 2001 and $(0.8) million for the corresponding period in 2000. The change between the two periods was primarily due to decreased profitability at our Zhejiang subsidiary.

Nine Months Ended September 30, 2001 and September 30, 2000

Net Sales

          Our net sales increased 78% to $429.7 million for the nine months ended September 30, 2001 from $241.6 million for the corresponding period in 2000. Sales of communications equipment for the nine months ended September 30, 2001 were $302.0 million, an increase of $130.1 million or 76%, as compared to the nine months ended September 30, 2000. Sales of subscriber handsets for the nine months ended September 30, 2001 were $127.7 million, an increase of $58.0 million or 83%, as compared to the nine months ended September 30, 2000. Sales of communications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize its telecommunications infrastructure. For the nine months ended September 30, 2001, there was no customer that accounted for 10% or more of our net sales. For the nine months ended September 30, 2000, sales to Hangzhou PTB accounted for 17.6% of our net sales.

Gross Profit

          Gross profit increased 83% to $155.6 million for the nine months ended September 30, 2001 from $85.2 million for the corresponding period in 2000. Gross profit, as a percentage of net sales, increased to 36% for the nine months ended September 30, 2001 from 35% for the nine months ended September 30, 2000. The increase in gross profit, as a percentage of net sales, was primarily due to increasing margins on sales of lower margin handsets. Handset sales comprised 30% of sales for the nine months ended September 30, 2001 compared to 29% for the corresponding period in 2000.

Selling, General and Administrative

          Selling, general and administrative expenses increased 60% to $54.7 million for the nine months ended September 30, 2001 from $34.1 million for the corresponding period in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased to 13% for the nine months ended September 30, 2001 from 14% for the corresponding period in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales were primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operations.

Research and Development

          Research and development expenses increased 36% to $42.1 million for the nine months ended September 30, 2001 from $31.0 million for the corresponding period in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased to 10% for the nine months ended September 30, 2001 from 13% for the corresponding period in 2000, primarily due to the significant increases in net sales. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

Stock Compensation Expense

          Stock compensation expense decreased to $3.2 million for the nine months ended September 30, 2001 from $10.3 million for the corresponding period in 2000. The expense is related to certain stock option grants to employees and non-employees, which we are amortizing over the vesting periods of the applicable options.

Amortization Of Intangible Assets

          Amortization of intangible assets increased to $5.4 million for the nine months ended September 30, 2001 from $3.7 million for the corresponding period in 2000. The increase in amortization of intangible assets was due to the increase in amortization associated with our December 1999 acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders, and the amortization of additional goodwill that was recognized upon the acquisition of Stable Gain during the first quarter of fiscal 2001.

Interest Income (Expenses), Net

          Net interest income was $3.7 million for the nine months ended September 30, 2001 and $6.2 million for the corresponding period in 2000. The decrease in interest income was primarily due to a decline in interest rates during the period and an increase in cash balances held in non-interest bearing accounts.

Other Income (Expenses) Net

          Other income (expense) net was $(0.3) million for the nine months ended September 30, 2001 and $2.0 million for the corresponding period in 2000. The decrease in other income was primarily due to an impairment charge of $1.6 million relating to our investment in the Softbank China fund, based upon a review of the carrying value of this long-term investment.

Equity in Income (Loss) of Affiliated Companies

          Consolidated equity in net loss of affiliated companies was $(1.6) million for the nine months ended September 30, 2001 and consolidated equity in net loss of affiliated companies was $(0.6) million for the corresponding period in 2000. The change between the two periods was primarily due to the decrease of net income at our Guangdong manufacturing subsidiary.

Income Tax Expense

          Income tax expense was $13.5 million for the nine months ended September 30, 2001 and was $8.5 million for the corresponding period in 2000. The increase in the income tax expenses was due to our increasing income. The effective tax rate was 25% and 36% for the nine months ended September 30, 2001 and 2000, respectively, due primarily to the impact of a non-recurring increase in income tax expense of $3.8 million recognized in 2000, as well as increasing margins in lower tax jurisdictions. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

Minority Interest in (Earnings) Loss of Consolidated Subsidiaries

          Minority interest in (earnings) of consolidated subsidiaries was $(1.3) million for the nine months ended September 30, 2001 and $(1.4) million for the corresponding period in 2000. The change between the two periods was primarily due to the decreased profitability at our Zhejiang subsidiary.

Liquidity and Capital Resources

          Prior to our initial public offering we financed our operations through the sales of preferred stock and, to a lesser extent, bank lines of credit. In November and December 1999, we secured private equity financing totaling $55.0 million. In March 2000, we raised $189.4 million in net proceeds from our initial public offering in which we sold 11,500,000 shares of common stock, including the underwriters’ over-allotment at $18.00 per share. On August 3, 2001, we completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds that we received was $139.9 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million.

          We have available lines of credit totaling $231.7 million as of September 30, 2001. As of September 30, 2001, total borrowings were $78.1 million under these lines of credit, and of this amount, $12.0 million is included in long-term debt. As of September 30, 2001, we had working capital of $559.1 million, including $275.9 million in cash and cash equivalents, $94.8 million of short- term investments and $66.0 million of Renminbi-denominated bank borrowings.

          We invested $10.0 million in Softbank China (“the fund”), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of our employees is employed by the fund. One of our directors serves as the Chief Executive Officer of the fund, and our Chief Executive Officer is the chairman of the board of the fund. We are not obligated to pay, nor do we receive, any fees in connection with services provided to the fund. Many of the fund’s investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in these early stages and may never materialize. During the three months ended March 31, 2001 and June 30, 2001, based upon a review of the carrying value of this investment, an impairment charge of $1.0 million and $0.2 million, respectively, was recognized to provide for the decline in the fair value below the carrying value of this investment. During the three months ended September 30, 2001, we recognized an additional impairment charge of $0.4 million to provide for a further decline in the fair value below the carrying value of this investment. The balance remaining in this investment as of September 30, 2001 was $8.4 million. Due to the risky nature of these investments, we may experience further losses in connection with this investment in Softbank China.

          Net cash used in operations for the nine months ended September 30, 2001 was $6.6 million, was primarily due to increases in inventories, accounts receivable, other current and non-current assets and income taxes payable of $89.9 million, $58.7 million, $46.7 million and $3.6 million respectively. Net cash used in operations was also due to depreciation and amortization expense of $12.1 million, non-qualified stock option exercise tax benefits of $10.5 million, amortization of deferred stock compensation expense of $3.2 million and a long-term investment impairment charge of $1.6 million. The net cash used in operations was primarily offset by an increase in net income for the period, and by increases in deferred revenue, accounts payable and other current liabilities of $42.8 million, $41.5 million and $24.2 million respectively.

          Net cash used in investing activities for the nine months ended September 30, 2001 of $38.2 million was primarily due to net purchases of short-term investments of $10.7 million, the acquisition of property, plant and equipment of $18.4 million and investment in affiliates of $9.3 million.

          Net cash provided by financing activities for the nine months ended September 30, 2001 of $171.6 million was primarily due to net proceeds of $139.9 million from the issuance of common stock through our follow on public offering, $8.4 million from the issuance of common stock through the exercise of stock options and net proceeds of $22.6 million from borrowing under our lines of credit.

          Our sales in China are generally denominated in Renminbi. Our sales outside China are generally denominated in U.S. dollars. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Fluctuations in currency exchange rates, especially a devaluation in the Renminbi, which is currently fixed against the U.S. dollar, in the future may have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2001 is approximately $9.4 million.

          We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, we may be unable to obtain such financing on commercially reasonable terms, or at all.

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

          Factors that may affect our future operating results include:

•	the timing, number and size of orders for our products, as well as the relative mix of orders for each of our products, particularly the volume of lower margin telephone bandsets;

•	the evolving and unpredictable nature of the economic, regulatory and political environments in China and other countries in which we market or plan to market our products;

•	aggressive price reductions by our competitors;

•	currency fluctuations;

•	market acceptance of our products and product enhancements;

•	write-downs or write-offs of excess or obsolete inventory;

•
the lengthy and unpredictable sales cycles associated with sales of our products combined with the impact of this variability on our suppliers’ ability to provide us with components on a timely basis; and

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

We Have Only Recently Become Profitable and May Not Be Able to Sustain Profitability

          We have only recently become profitable and may not be able to remain profitable in future periods. As of September 30, 2001, we had retained earnings of approximately $32.6 million. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to remain profitable. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and significant fixed costs. Our past results should not be relied on as an indication of our future performance, and our results for the second quarter of 2001 should not be used as an indication of expected results for the full year.

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

          The introduction of inexpensive wireless telephone service or other competitive services in China may also have an adverse impact on sales of our PAS system in China. We may not be able to compete successfully against current or future competitors, and competitive pressures in the future may materially adversely effect our business, financial condition and results of operations.

The Success of Our Business Depends on a Relatively Small Number of Large System Deployments, and any Cancellation, Reduction or Delay in These Deployments Could Harm Our Business

          Our business is characterized by large system deployments for a relatively small number of service providers. In the three months ended September 30, 2001 sales to Fitel accounted for 22% of our net sales and sales to Jinhua PTB accounted for 12% of our net sales. In the nine months ended September 30, 2001 no customer accounted for 10% of our net sales. Our dependence on large system deployments makes our ability to provide systems in a timely and cost-effective manner critically important to our business. We have in the past experienced delays and encountered other difficulties in the installation and implementation of our systems. Various factors could cause future delays, including technical problems and the shortage of qualified technicians. Any delays or difficulties in deploying our systems, or the cancellation of any orders by service providers, could significantly harm our business and lead to fluctuations in our operating results.

Our Business May Suffer If We Are Unable To Collect Payments From Our Customers On A Timely Basis

          Our customers often must make a significant commitment of capital to purchase our products. As a result, any downturn in a customer?s business that affected the customer?s ability to pay us could harm our financial condition. Moreover, accounts receivable collection cycles historically tend to be much longer in China than in other markets. The failure of any of our customers to make timely payments could require us to write-off accounts receivable or increase our accounts receivable reserves, either of which could adversely affect our financial condition.

A Decline in Business Activity During China’s Lunar New Year May Result in Decreased Sales During Our First Quarter

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

Our Business Will Suffer if We are Unable to Deliver Quality Products on a Timely and Cost Effective Basis

          Our operating results depend on our ability to manufacture products on a timely and cost effective basis. In the past, we have experienced reductions in yields as a result of various factors, including defects in component parts and human error in assembly. If we experience deterioration in manufacturing performance or a delay in production of any of our products, we could experience delays in shipments and cancellations of orders. Moreover, networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with service providers’ products, which incorporate a variety of components produced by third parties. As a result, when a problem occurs, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, any one of which could harm our business.

          We contract with third parties in China to undertake high volume manufacturing and assembly of our handsets. In addition, we sometimes use third parties for high volume assembly of circuit boards. We do not have any long-term contracts with these third party manufacturers, and in the event that these manufacturers are unable or unwilling to continue to manufacture our products, we may be unable to secure alternative manufacturers or could experience delays in qualifying new manufacturers. We currently manufacture internally only a very limited quantity of our handsets. However, if future demand for our handsets requires additional manufacturing capacity, we may invest in and build additional manufacturing facilities, most likely in China. However, new manufacturing facilities may not attain the same quality or level of efficiencies as those of our existing third party manufacturers.

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

          Our ability to source a sufficient quantity of high quality components used in our products may be limited by China’s import restrictions and duties. We require a significant number of imported components to manufacture our products in China. Imported electronic components and other imported goods used in the operation of our business are subject to a variety of permit requirements, approval procedures and import duties. Failure to obtain necessary permits or approvals, administrative actions by China’s government to limit imports of certain components, or non-payment of required import duties could subject us to penalties and fines and could adversely affect our ability to manufacture and sell our products in China. In addition, import duties increase the cost of our products and may make them less competitive.

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

China’s Government Recently Imposed Tariffs on Certain Imports from Japan, Including Mobile Handsets and Handset Assemblies Such as Those Used in Our PAS System, Which may Adversely Affect Our Results of Operations if We are Unable to Secure a Sufficient Quantity of Handsets from Sources Outside of Japan

          As a result of a trade dispute with Japan, in June 2001 the Tariff Policy Commission of the State Council of China imposed a special tariff on certain Japanese imports, including mobile handsets and handset assemblies, such as those used in our PAS system. The special tariff could result in additional charges of up to 100% of the cost of the affected products. We have relied on manufacturers in Japan to source a portion of our handsets and handset assemblies. Although we believe we will be able to increase our handset manufacturing capacity in China and secure additional supply from sources outside Japan, we may not be able to do so in a cost-effective manner, or at all. If we are unable to cost-effectively manufacture or source sufficient quantities of handsets and handset assemblies from suppliers outside of Japan, we believe that our handset revenue and gross profit from handset sales could be materially adversely impacted by the tariff.

If We are Unable to Expand Our Direct Sales Operation in China and Indirect Distribution Channels Elsewhere or Successfully Manage Our Expanded Sales Organization, Our Operating Results may Suffer

          Our distribution strategy focuses primarily on developing and expanding our direct sales organization in China and our indirect distribution channels outside of China. We may not be able to successfully expand our direct sales organization in China and the cost of any expansion may exceed the revenue generated from these efforts. Even if we are successful in expanding our direct sales organization in China, we may not be able to compete successfully against the significantly larger and better-funded sales and marketing operations of current or potential competitors. In addition, if we fail to develop relationships with significant international resellers or manufacturers’ representatives, or if these resellers or representatives are not successful in their sales or marketing efforts, we may be unsuccessful in our expansion efforts outside China.

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

•	increased competition;

•	aggressive price reductions by competitors; and

•	rapid technological change.

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

          Under the law of China governing Sino-foreign joint ventures, equity holders exercise rights primarily through the board of directors, which constitutes the highest authority of the joint venture. Although we own a majority of the Guangdong joint venture, we are only entitled to appoint a minority of the directors to the joint venture’s board of directors, which prevents us from controlling the actions of the board. Moreover, even though we hold a majority of the board seats in the Zhejiang joint venture, China law requires unanimous approval of the board of directors for some significant corporate actions, including:

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

          Multi-national companies are required to establish intercompany pricing for transactions between their separate legal entities operating in different taxing jurisdictions. These intercompany transactions are subject to audit by taxing authorities in the jurisdictions in which multinational companies operate. An additional tax liability may be incurred if it is determined that intercompany pricing was not done at arm’s length. We believe we have adequately estimated and recorded our liability arising from intercompany pricing, but an additional tax liability may result from audits of our intercompany pricing policies.

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

          Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. Although the impact of currency fluctuations to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. As of September 30, 2001, this Japanese Yen bank account is valued at $9.4 million.

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

Any Acquisitions that we Undertake Could be Difficult to Integrate, Disrupt Our Business, Dilute Our Stockholders and Harm Our Operating Results

          We may acquire complimentary businesses, products and technologies. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of ours and the acquired company.

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

We may be unable to Adequately Protect Our Intellectual Property and may be Subject to Claims that we Infringe the Intellectual Property of Others, Either of Which Could Substantially Harm Our Business

          We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for 16 patents in the United States, four of which have been issued. We have also filed patent applications in other countries. Additional patents may not be issued on our pending patent applications and our issued patents may not be upheld. Moreover, we have not yet obtained, and may not be able to obtain patents in China on our products or the technology that we use to manufacture our products. Our subsidiaries and joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.

          The increasing dependence of the communications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. In the future we may be subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation also may be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation could be costly and could cause diversion of management’s attention from the operation of our business. Adverse determinations in any litigation could result in the loss of our proprietary rights, subject us to significant liabilities or require us to seek licenses from third parties which may not be available on commercially reasonable terms, if at all. We could also be subject to court orders preventing us from manufacturing or selling our products.

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

Risks Relating to the Structure and Regulation of China’s Telecommunications Industry:

China’s Telecommunications Industry is Subject to Extensive Government Regulation

          China’s telecommunications industry is heavily regulated by the Ministry of Information Industry. The Ministry of Information Industry has broad discretion and authority to regulate all aspects of the telecommunications and information technology industry in China, including managing spectrum bandwidths, setting network equipment specifications and standards and drafting laws and regulations related to the electronics and telecommunications industries. Additionally, the Ministry of Information Industry can decide what types of equipment may be connected to the national telecommunications networks, the forms and types of services that may be offered to the public, the rates that are charged to subscribers for those services and the content of material available in China over the Internet. If the Ministry of Information Industry sets standards with which we are unable to comply or which render our products noncompetitive, our ability to sell products in China may be limited, resulting in substantial harm to our operations.

          At the end of May 2000, we became aware of an internal notice, circulated within the Ministry of Information Industry, announcing a review of PHS-based telecommunications equipment for future installation into China’s telecommunications infrastructure. The Ministry of Information Industry requested service providers to temporarily halt new deployments of PHS-based telecommunications equipment, including our PAS system, pending conclusion of a review by the Ministry of Information Industry. Subsequently, at the end of June 2000, the Ministry of Information Industry issued a notice stating that it had concluded its review of PHS-based equipment and that the continued deployment of PHS-based systems, such as our PAS system, in China’s county-level cities and towns and villages would be permitted. In addition, the notice stated that deployments within large and medium-sized cities would only be allowed in very limited areas of dense population, such as campuses, commercial buildings and special development zones. The notice confirmed, however, that new citywide deployments of our PAS system in large and medium cities would not be permitted. Failure of the Ministry of Information Industry to permit the sale or deployment of our PAS system, or the sale or deployment of our other products, or the imposition of additional limitations on their sale in the future could have a material adverse effect on our business and financial condition. The Ministry of Information Industry may conduct further reviews or evaluations of PHS-based telecommunications equipment or may change its position regarding PHS-based systems in the future.

China’s Telecommunications Regulatory Framework is in the Process of Being Developed, which has Led to Uncertainties Regarding how to Conduct Our Business in China

          China does not yet have a national telecommunications law. The Ministry of Information Industry, under the direction of the State Council, is currently preparing a draft of the Telecommunications Law of the People’s Republic of China for ultimate submission to the National People’s Congress for review and adoption. It is unclear if and when the Telecommunications Law will be adopted. If the Telecommunications Law is adopted, we expect it to become the basic telecommunications statute and the source of telecommunications regulations in China. We do not know the nature and scope of regulation that the Telecommunications Law would create. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

          China’s telecommunications regulatory framework is in the process of being developed. In September 2000, the State Council issued the Telecommunications Regulations of the People’s Republic of China, known as the Telecom Regulations. The Telecom Regulations cover telecommunications services and market regulations, pricing, interconnection and connection, as well as telecommunications construction and security issues. In May 2001, the Ministry of Information Industry issued the Administrative Measures of Network Access Licenses to implement the Telecom Regulations. Regulations in this area often require subjective interpretation and, given the relative infancy of the Telecom Regulations and the implementing regulations, we do not know how the regulations will be interpreted or enforced. As a result, our attempts to comply with these regulations may be deemed insufficient by the appropriate regulatory agencies, which could subject us to penalties that adversely affect our business.

We do not have Some of the Licenses We are Required to have to Sell Our Network Access Products in China

          Under China’s current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in

China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. The State Council’s product quality supervision department, in concert with the Ministry of Information Industry, will perform spot checks to track and supervise the quality of licensed telecommunications equipment and publish the results of such spot checks.

          The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000 platform. We have applied for, but have not yet received, a network access license for our PAS system. Based upon conversations with the Ministry of Information Industry, we understand that our PAS system is considered to still be in the trial period and that sales of our PAS system may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our WACOS platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS system, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business and financial condition.

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

Most of Our Customers in China are Part of the China Telecom System and are Subject to Its Ultimate Control

          Our main customers in China are the local Telecommunications Bureaus, which operate under China Telecom, China’s state-owned fixed line operator, and are subject to its ultimate control. Accordingly, China Telecom may issue policy statements or make other decisions, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999 China Telecom prohibited all Telecommunications Bureaus from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by the Ministry of Information Industry. As virtually all of our sales are generated from our operations in China, other decisions by China Telecom restricting or prohibiting the sales or deployment of our products could cause substantial harm to our business.

Our Business may Suffer if the China Telecom System Undergoes Further Restructuring

          In February 1999, the State Council approved a restructuring plan for the China Telecom system, under which the telecommunications operations of the China Telecom system were separated along four business lines: fixed line, mobile, paging and satellite communications services. Following the announcement, we observed a reduction in orders from Telecommunications Bureaus, which we attributed to the uncertainties surrounding the restructuring and the ultimate impact the restructuring would have on the Telecommunication Bureaus. In May 2001, China media sources reported that China Telecom would undergo further restructuring in an effort to stimulate additional competition in the telecommunications market. In September 2001, China media sources reported that the State Council will split China Telecom into two companies by the end of 2001. The split will be geographic in nature, with northern provinces served by one entity and southern provinces served by the other entity. Both entities will be entitled to become full service providers, providing voice, data and long distance services. As the details and timing of the proposed restructuring are not yet publicly known, we cannot be certain what impact the restructuring will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our Telecommunications Bureau customers associated with any new restructuring. Moreover, following any restructuring, China Telecom or any other entity that may replace it as a result of a restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

Our Ability to Sell Our PAS Wireless System Could be Significantly Impaired if China Telecom is Granted or Otherwise Acquires a Mobile License, Which will Allow China Telecom to Deliver Cellular Services

          Under the current regulatory structure, China Telecom holds and operates the fixed line telephone and data communications assets in China and is prohibited from offering cellular services. To offer wireless services to end users, the Telecommunications Bureaus must offer services that can be delivered over wireline networks, such as those delivered over our PAS wireless system. China Telecom has applied for a mobile license with the Ministry of Information Industry. China’s media sources have widely reported that after the anticipated restructuring of China Telecom along geographic lines, the Ministry of Information Industries may grant a mobile license to either one or both resulting entities. If the Ministry of Information Industries does grant a mobile license to one or both entities following the restructuring, or if China Telecom otherwise acquires a mobile license, local Telecommunications Bureaus will be free to offer cellular services, such as GSM or CDMA, to their customers and they may therefore elect not to deploy our PAS system. If this were to occur, we could lose current and potential customers for our PAS system, and our financial condition and results of operations could be harmed.

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

Risks Relating to Conducting Operations in China:

Sales in China Have Accounted for Most of Our Sales, and Therefore, Our Business, Financial Condition and Results of Operations are to a Significant Degree Subject to Economic, Political and Social Events in China

          Approximately $390.0 million, or 91%, of our sales for the nine months ended September 30, 2001, $364.0 million, or 98.8%, of our sales in fiscal 2000, and $186.1 million, or 99.3%, of our sales in fiscal 1999, occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 70% as of September 30, 2001, 75% as of December 31, 2000, and 54% as of December 31, 1999 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Devaluation in the Value of the Renminbi and Fluctuations in Exchange Rates Could Adversely Affect Our Financial Results

          Exchange rate fluctuations could have a substantial negative impact on our financial condition and results of operations. We purchase substantially all of our materials in the United States and Japan and a significant portion of our cost of goods sold is incurred in U.S. dollars and Japanese yen. A significant portion of our operating expenses are incurred in U.S. dollars. At the same time, most of our sales are denominated in Renminbi. The value of the Renminbi is fixed by China’s national government and is subject to changes in China’s governmental policies and to international economic and political developments. China may choose to devalue the Renminbi against the U.S. dollar. Additionally, China’s national government has considered from time to time whether to partially or fully abandon the official exchange rate for Renminbi to the U.S. dollar. The abandonment of this official exchange rate policy may lead to sharp depreciation of the Renminbi against the U.S. dollar and other foreign currencies and to significantly more volatility in the Renminbi exchange rate in the future, both of which would adversely affect our financial results and make our future results more subject to fluctuation.

          In the past, financial markets in many Asian countries have experienced severe volatility and, as a result, some Asian currencies have experienced significant devaluation from time to time. The devaluation of some Asian currencies may have the effect of rendering exports from China more expensive and less competitive and therefore place pressure on China’s government to devalue the Renminbi. Any devaluation of the Renminbi could result in an increase in volatility of Asian currency and capital markets. Future volatility of Asian financial markets could have an adverse impact on our ability to expand our product sales into Asian markets outside of China. Moreover, due to the limitations on the convertibility of Renminbi, we are limited in our ability to engage in currency hedging activities in China and do not currently engage in currency hedging activities with respect to international sales outside of China.

Currency Restrictions in China may Limit the Ability of Our Subsidiaries and Joint Ventures in China to Obtain and Remit Foreign Currency Necessary for the Purchase of Imported Components and may Limit Our Ability to Obtain and Remit Foreign Currency in Exchange for Renminbi Earnings

          China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under the current foreign exchange control system, sufficient foreign currency may not be available to satisfy our currency needs. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations such as payments to us for components which we export to them and for technology licensing fees. We may also experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency.

          Our business could be substantially harmed if we are unable to convert and remit our sales received in Renminbi into U.S. dollars. Under existing foreign exchange laws, Renminbi held by our China subsidiaries can be converted into foreign currencies and remitted out of China to pay current account items such as payments to suppliers for imports, labor services, payment of interest on foreign exchange loans and distributions of dividends so long as the subsidiaries have adequate amounts of Renminbi to purchase the foreign currency. Expenses of a capital nature such as the repayment of bank loans denominated in foreign currencies, however, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency and then remitted out of China. This system could be changed at any time by executive decision of the State Council to impose limits on current account convertibility of the Renminbi or other similar restrictions. Moreover, even though the Renminbi is intended to be freely convertible under the current account, the State Administration of Foreign Exchange, which is responsible for administering China’s foreign currency market, has a significant degree of administrative discretion in implementing the laws. From time to time, the State Administration of Foreign Exchange has used this discretion in ways which effectively limit the convertibility of current account payments and restrict remittances out of China. Furthermore, in many circumstances the State Administration of Foreign Exchange must approve foreign currency conversions and remittances. Under the current foreign exchange control system, sufficient foreign currency may not be available at a given exchange rate to satisfy our currency demands.

China Closely Restricts Activities of Foreign Investors in the Telecommunications Industry

          China’s government and its agencies, including the Ministry of Information Industry and the State Council, regulate foreign investment in the telecommunications industry through the promulgation of various laws and regulations and the issuance of various administrative orders and decisions. Foreign investment enterprises, companies, and individuals are prohibited from investing and participating in the operation and management of telecommunications networks without special approval by the State Council. China may promulgate new laws or regulations, or issue administrative or judicial decisions or interpretations, which would further restrict or bar foreigners from engaging in telecommunications-related activities. The promulgation of laws or regulations or the issuance of administrative orders or judicial decisions or interpretations restricting or prohibiting telecommunications activities by foreigners could have a substantial impact on our ongoing operations.

Governmental Policies in China Could Impact Our Business

          Since 1978, China’s government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China’s political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China’s political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

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

Economic Policies in China Could Impact Our Business

          The economy of China differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in various respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, self-sufficiency, rate of inflation and balance of payments position. In the past, the economy of China has been primarily a planned economy subject to one- and five-year state plans adopted by central government authorities and largely implemented by provincial and local authorities, which set production and development targets.

          Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China’s economy. Economic reform measures adopted by China’s government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways which could result in economic liberalization measures that are inconsistent from time to time or from industry to industry or across different regions of the country. China’s economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China’s economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China’s government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China’s government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

China’s Expected Entry into the WTO Creates Uncertainty as to the Future Economic and Business Environments in China

          China’s entry into the World Trade Organization was approved during September 2001. Entry into the WTO will require China to further reduce tariffs and eliminate non-tariff barriers, which include quotas, licenses and other restrictions by 2005 at the latest. While China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from international companies. While we may be able to benefit from China’s entry into the WTO, this could also have a significant negative impact on China’s economy with a resulting negative impact on our business.

If Tax Benefits Available to Our Subsidiaries Located in China Are Reduced or Repealed, Our Business Could Suffer

          Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. Two of our principal subsidiaries, UTStarcom China and Hangzhou UTStarcom, accounted for approximately 98.8% of our revenues in 2000. The tax holidays applicable to, UTStarcom China will expire at the end of 2002. At that time, the tax rate will increase from 7.5% to 15% and will negatively impact our financial condition and results of operations. The tax holiday applicable to our other principal subsidiary, Hangzhou UTStarcom, is now subject to annual review. Consequently, its current tax holiday will expire at the end of 2001. At that time, the tax rate could increase from 10% to 15%, if we are unable to obtain this tax holiday in 2002. If we are unable to extend this tax holiday to 2002, our financial condition and results of operations may be negatively impacted.

We may be Exposed to Contingent Tax Liabilities in China Resulting from Our Failure to Withhold Sufficient Amounts for China’s Income Tax Purposes

          We employ a number of U.S. citizens who work on a full time basis in China. These expatriate employees participate in our stock option plans and have exercised a number of options granted under the plans. The option exercises generated income which may be subject to personal income taxes under China’s income tax laws. We withheld U.S. taxes in connection with these option exercises, but did not withhold China income taxes on the option exercises, and the employees have not yet paid any taxes in China which may be due. Should the employees fail to pay the income taxes, we may be liable for such taxes in our capacity as withholding agent. In the event that it is determined that taxes are due in China, we will apply for a refund from the U.S. tax authorities corresponding to the amount over-withheld in the U.S. due to the foreign tax credit which would then be applicable. In addition, our failure to collect and remit China withholding tax may also subject us to penalties.

China’s Legal System Embodies Uncertainties That Could Negatively Impact Our Business

          China has a civil law legal system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China’s system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Moreover, government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence.

          China has adopted a broad range of related laws, administrative rules and regulations that govern the conduct and operations of foreign investment enterprises and restrict the ability of foreign companies to conduct business in China. These laws, rules and regulations provide some incentives to encourage the flow of investment into China, but also subject foreign companies, and foreign investment enterprises, including our subsidiaries in China, to a set of restrictions which may not always apply to domestic companies in China. Although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies in anticipation of China’s entry into the WTO, these special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises may still place us and our subsidiaries at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position. Moreover, as China’s legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors and companies.

          Many of our activities and products in China are subject to administrative review and approval by various national and local agencies of China’s government. Because of the changes occurring in China’s legal and regulatory structure, we may not be able to secure the requisite governmental approval for our activities and products. Failure to obtain the requisite government approval for any of our activities or products could substantially harm our business.

Other Risks

Our Stock Price is Highly Volatile

          The trading price of our common stock has fluctuated significantly since our initial public offering in March 2000. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

•	actual or anticipated fluctuations in operating results;

•	changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;

•	changes in governmental regulations or policies in China, such as the temporary suspension of sales of our PAS system that occurred in May and June of 2000, which caused our stock price to drop;

•	our, or a competitor’s, announcement of new products, services or technological innovations; and

•	the operating and stock price performance of other comparable companies.

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

          We have been named as a defendant in securities litigation

          On October 31, 2001, a putative class action lawsuit was filed in federal court against various underwriters for our initial public offering, our company, and various of our directors and officers. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Additional complaints with substantially similar allegations may be filed. We believe we have meritorious defenses and intend to defend the litigation vigorously. However, as litigation is by its nature uncertain, an unfavorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, or financial condition.

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

          The table below represents carrying amounts and related weighted-average interest rates of maturity of our investment portfolio at September 30, 2001:

(In thousands, except interest rates)
Cash and cash equivalents	$275,873
Average interest rate	2.9%
Short-term investments	94,766
Average interest rate	3.2%
Total investment securities	370,639
Average interest rate	3.0%

          Foreign Exchange Rate Risk.    We are exposed to foreign exchange rate risk because our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2001 is approximately $9.4 million.

PART II—OTHER INFORMATION

ITEM 1     Legal Proceedings

          On October 31, 2001, a complaint captioned Lacek v. UTStarcom, Inc., et. al., Civil Action No. 01-CV-9604, was filed in United States District Court for the Southern District of New York against various underwriters for our initial public offering (“IPO”), our company, and various of our directors and officers. Plaintiffs allege undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 180 different issuers. The complaint against us seeks unspecified damages on behalf of a purported class of purchasers of our common stock between and March 2, 2000 and December 6, 2000. We believe that we have meritorious defenses to this lawsuit and will defend this lawsuit vigorously.

ITEM 2     Changes in Securities and Use of Proceeds

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

          We completed a follow-on public offering on August 3, 2001 pursuant to a Registration Statement on Form S-3 (File No. 333-63356). A total of 10,350,000 shares of common stock (including the underwriters’ over-allotment) were registered. We sold an aggregate of 7,400,000 shares of common stock, which included the underwriters’ over-allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering.

          The managing underwriter of our follow on public offering was Merrill Lynch & Co. Salomon Smith Barney, Banc of America Securities LLC, HSBC Securities (USA) Inc., and U.S. Bancorp Piper Jaffray served as co-managers of our offering. The sale of the shares of common stock generated aggregate gross proceeds of approximately $148.0 million. The aggregate net proceeds that we received was approximately $139.9 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates. The aggregate gross proceeds for the selling stockholders were approximately $59.0 million.

          We expect to use the net proceeds from these offerings for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under “Factors Affecting Future Operating Result”. Accordingly, we retain broad discretion in the allocation of the net proceeds of the offerings. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of November 5, 2001 we have not used any of the net proceeds from either offering and the entire amount of net proceeds from both offerings remains in our cash and cash equivalents and short-term investments accounts.

ITEM 4— Submission of Matters to a Vote of Security Holders

          None.

ITEM 5— Other Information

          Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6— Exhibits and Reports on Form 8-K

          (a)  Exhibits:
Number	Exhibit Description

10.67†	Purchase Contract between UTStarcom Inc. and BB Technologies Corporation, dated October 9, 2001.

(†)	Certain information in this Exhibit has been omitted and filed separately with the Commission. Confidential treatment has been requested with respect to the omitted portions.

          (b)  Reports on Form 8-K:

1. A Current Report on Form 8-K was filed on July 12, 2001 to report our earnings release for the second quarter of fiscal 2001.

UTSTARCOM, INC.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Da	te: November 5, 2001
UT	STARCOM, INC.
(Registrant)

/s/ HONG LIANG LU
By	:
Hong Liang Lu
President, Chief Executive Officer and Director

/s/ MICHAEL J. SOPHIE

Michael J. Sophie
Chief Financial Officer and Assistant Secretary