Form 10-K
period 2001-12-31
UTSTARCOM INC
filed 2002-02-11
CIK 1030471

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2001.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from            to           .

                       COMMISSION FILE NUMBER 000-29661

                               -----------------

                                UTSTARCOM, INC.
            (Exact name of Registrant as specified in its charter)

                               -----------------

                  DELAWARE                           52-1782500
        (State or other jurisdiction              (I.R.S. Employer
      of incorporation or organization)        Identification Number)

         1275 HARBOR BAY PARKWAY,
            ALAMEDA, CALIFORNIA                        94502
           (Address of principal                    (Zip Code)
             executive offices)

      Registrant's telephone number, including area code: (510) 864-8800

       Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                              $0.00125 par value

                               -----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2002, was approximately $1,370,189,831 based upon the closing price of $25.92 reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

   As of January 31, 2002, registrant had outstanding 109,577,835 shares of Common Stock.

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2002 are incorporated herein by reference in Part III.

================================================================================

                                UTSTARCOM, INC.

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
PART I.

Item 1.   Business.............................................................................   3

Item 2.   Facilities...........................................................................  20

Item 3.   Legal Proceedings....................................................................  21

Item 4.   Submission of Matters to a Vote of Security Holders..................................  21

          Executive Officers...................................................................  21

PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters................  24

Item 6.   Selected Financial Data..............................................................  25

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  26

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks..........................  53

Item 8.   Financial Statements and Supplementary Data..........................................  53

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  86

PART III.

Item 10.  Directors and Executive Officers of the Registrant...................................  86

Item 11.  Executive Compensation...............................................................  86

Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................  86

Item 13.  Certain Relationships and Related Transactions.......................................  86

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................  86

          Exhibit Index........................................................................  87

          Signatures...........................................................................  93

                                    PART I

                          FORWARD-LOOKING STATEMENTS

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

                            ADDITIONAL INFORMATION

   UTStarcom is registered as a trademark in the United States. UTStarcom and PAS are registered as trademarks in China. We have applied to register the mSwitch and Netman trademarks in China. This prospectus also includes product names, trade names and trademarks of other companies. All other product names, trade names and trademarks appearing in this prospectus are the property of their respective holders.

   In this Annual Report on Form 10-K, references to and statements regarding China refer to mainland China, references to "U.S. dollars" or "$" are to United States Dollars, and references to "Renminbi" are to Renminbi, the legal currency of China.

   Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 8.3 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2001.

ITEM 1--BUSINESS

Overview

   We design, manufacture and market wireline and wireless broadband access and switching equipment that enables migration to next generation IP-based networks. Historically, substantially all of our sales have been to service providers in China, however we are currently expanding to include other growing communications markets outside of China. Our integrated suite of products provides migration to next generation networks and allows service providers to offer efficient and expandable voice, data and Internet access services. Because our systems are based on widely adopted international communications standards, service providers can easily integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol and wireless network rollouts. Internet Protocol, or IP, refers to a set of rules developed for communicating information over the Internet.

   We provide a range of network service solutions based on three principle technology platforms: mSwitch, PAS and AN-2000. mSwitch is an IP-based, multiservice softswitch designed to provide voice and data switching and gateway functions either integrated with PAS or AN-2000 or on a standalone basis. PAS allows service providers to offer voice, data and value-added services over mobile and fixed wireless networks using specially designed PAS handsets. As of December 31, 2001, we had sold approximately 6.6 million lines of PAS equipment servicing approximately 3.0 million subscribers in 210 cities in China. Based on our knowledge of China's communications market, we believe that PAS is the most widely deployed wireless local access system in China. In the Taiwan market, there were approximately 160,000 subscribers using our PAS systems as of December 31, 2001. For wireline networks, we provide a broadband-ready platform called AN-2000. As of December 31, 2001, approximately
3.2 million lines of our wireline AN-2000 access platform have been deployed in China, including deployments in the six largest regional communications markets. Another 800,000 lines of our AN-2000 access platform have been deployed in markets outside of China.

Industry Background

   Growth in China's Communications Market. China has one of the fastest growing communications markets in the world. Growth in China's communications equipment and services markets is being driven by the government of China's commitment to developing a communications infrastructure, strong demand for communications services and robust economic growth.

   China's demand for communications services is highlighted by its relatively low teledensity rate, which is a measure of the number of lines per hundred people. The International Telecommunication Union reported as of January 2001 that China, with a population of approximately 1.3 billion, had a fixed-line teledensity rate of only 11.2%. In contrast, according to the International Telecommunication Union, fixed-line teledensity rates in 2001 for the United Kingdom, France, Hong Kong and the United States were 58.2%, 58.0%, 57.8% and 70.0%, respectively. While growth in China's communications market is currently driven predominantly by voice services, the increasing demand for data services also presents a growing opportunity both in China and in other international markets. The Gartner Group estimates that Internet users in China will grow from 20.0 million in 2001 to 51.0 million in 2004, representing a compound annual growth rate of 36.6%. In order to support this anticipated growth in data traffic, service providers in China must continue to expand their networks. We believe this is best achieved by deploying IP-based equipment.

   China's ability to invest heavily in its communications infrastructure is fueled by the country's strong economic activity. According to the Economist Intelligence Unit, China's gross domestic product, or GDP, grew 7.3% in 2001. The Economist Intelligence Unit also estimates that China's GDP will grow at a compound annual growth rate of 7.5% from 2001 to 2005.

   Communications Needs of Developing Countries. Demand for voice and data communications services in developing countries continues to grow rapidly and is driven by both public sector infrastructure investment and private sector business growth. The governments of many developing countries have identified the development of a communications infrastructure as a key driver of modernization and economic growth. According to a 2001 report by the International Telecommunication Union, in 1999 developing countries invested $55.9 billion in communications infrastructure, representing 29.6% of all communications infrastructure spending worldwide. Governments are increasingly implementing and funding infrastructure development through privatization of state-owned telecommunications service providers. These service providers, in turn, are deploying advanced networks for voice and data services. In addition, increasingly affluent businesses and residential consumers in the highest growth regions of these countries are demanding state-of-the-art voice and data communications solutions to interact and compete on a global basis.

   Communications Network Architecture in China. The development of China's communications infrastructure involves installing a nationwide network of high-bandwidth fiber-optic backbone networks and connecting each business and residential subscriber to this backbone. The wireline and wireless systems that link local subscribers to these backbone networks are referred to as the last mile or the local access network. The high growth rate, geographic dispersion and diverse communications needs of residences and businesses in China means that the direct wiring of subscribers to the backbone network using traditional copper connections is a lengthy, costly and inefficient process. Direct wiring of subscribers to traditional telephone switches often locks those subscribers into a limited set of communications services and limits expandability and migration to other services. In contrast, service providers in China require communications equipment that allows them to provide services quickly, efficiently and cost-effectively. Given the relative absence of a legacy communications infrastructure in China, these service providers are less constrained and thus often seek to deploy the latest best-of-breed systems with the flexibility to handle voice and data services.

   Needs of Service Providers. Voice and data service providers require network solutions that address all of their access needs and offer easy migration to next generation networks. These service providers require products that enable them to quickly, and with minimal incremental investment, address the changing demands of their subscribers for expanded or more advanced services. Given the rapid growth in emerging communications markets such as China, network solutions must be scalable so that the same architecture can provide an affordable entry level solution to initially serve a few hundred subscribers, yet economically scale to serve several hundred thousand subscribers over time. In addition, service providers require the following:

  . IP-Based Networks. An increasing amount of voice and data traffic travels across IP-based networks instead of traditional circuit-based networks. The principal advantages of IP-based networks over circuit-based networks are lower cost, higher speed and the support of multiple applications, including e-mail, short-messaging, Internet access, video and voice in a single network. Because of these advantages, investment in IP-based networks is increasing while investment in circuit-based networks is decreasing.

  . Return on Investment. As competition intensifies, service providers require the ability to offer advanced and flexible services to their customers. Service providers must ensure these new services drive subscriber growth and ultimately revenue and profitability. As a result, service providers are focused on return on investment, enabling them to deploy technology that provides increased services today while also providing a cost-effective migration path to future expansion and functionality.

  . Integrated Voice and Data Solutions. Service providers are increasingly looking to expand their service offerings beyond traditional voice services to provide data and other value-added services. As advanced high speed data networks are deployed, service providers will require solutions that can be upgraded to adapt to new technologies while preserving the investment in their existing infrastructure. These networks will enable service providers to differentiate their service offerings, build customer loyalty and generate incremental revenue.

  . Rapid Deployment. Given the rapid growth in emerging communications markets such as China, service providers are focused on quickly deploying solutions to meet customer needs. Wireless access solutions allow for rapid deployment of relatively inexpensive networks that give service providers significant revenue potential and cost advantages over wireline networks. In addition, service providers require wireless networks that will allow for convergence of voice and data and migration to third generation networks, referred to as 3G networks.

  . Commitment to Local Markets. Service providers value equipment vendors that have made a strong commitment to their local markets. This commitment includes direct sales forces and local service organizations to respond to the needs of service providers and their subscribers.

   Although markets such as China represent substantial opportunities for communications equipment vendors, few companies have delivered products that have the ability to smoothly migrate to next generation technologies, coupled with the local presence that service providers require.

The UTStarcom Solution

   We design, manufacture and market wireline and wireless broadband access and switching equipment that enables migration to next generation IP-based networks. We believe our key competitive advantages are:

   Migration to Next Generation IP Networks. Our products are designed with the flexibility to allow service providers to deliver voice and data services over today's circuit-based networks and offer the ability to migrate to next generation broadband wireline and wireless networks based on IP and open standards. As a result, service providers can preserve their investment in existing networks and generate significant incremental revenue from their investment in our products while migrating to next generation networks over time. Our products enable service providers to effectively time their network equipment expenditures, expand voice and data capacity and rapidly introduce new services as demand warrants.

   Cost-Effective Solutions. Our products are designed to provide operators with a high return on their investment. By reducing network complexity, integrating high performance capabilities and providing a flexible migration path to next generation networks, our products cost less to deploy and maintain than most alternative technologies.

   Convergence of Voice and Data Services. We have designed our systems to offer a high degree of flexibility in terms of subscriber capacity and types of traffic delivered. Our equipment can be flexibly configured to offer a variety of services in response to subscriber demand. This flexibility is particularly important in China, as the communications services market is undergoing rapid change and growth. As Internet usage achieves greater penetration in China, we believe service providers will desire systems that are designed to deliver high-speed data capability. Our access systems allow service providers to quickly and cost-effectively implement upgrades for new services, including high-speed data capability, compared to alternative solutions which may require the purchase of an entirely new system to provide these services.

   Wireless Access Networks. Our wireless access solutions are ideally suited for the requirements of service providers in emerging communications markets. Service providers can deploy our products quickly to cost-effectively meet customer demand. Our systems allow service providers to rapidly add new subscribers and to scale network capacity in response to demand. Our IP-based wireless access solutions also provide a platform for service providers to migrate to 3G mobile networks.

   Local Presence. We have established a strong local presence in China that allows us to be responsive to the needs of service providers and their subscribers. We manufacture our products primarily at our facility in Hangzhou in Zhejiang province. By using local facilities in China, we have helped create new jobs within the provinces and have strengthened our relationships with the Telecommunications Administrations in some of China's most modern and rapidly growing provinces. We also maintain 15 sales and customer support sites in China that allow us to deploy a customer support representative onsite anywhere in China within 24 hours. Our sales force develops direct relationships with decision makers at both the provincial and local levels through pre-sales design and consulting services. Additionally, through our relationships at the national, provincial and local levels we receive a flow of information regarding market changes and insight into unique service provider needs and related opportunities. As part of this strategy to develop a local presence in markets that we serve, we also have sales, support and engineering personnel in Taiwan and India.

Strategy

   Our objective is to be a leading provider of wireline and wireless broadband access and switching equipment. The principal elements of our strategy are as follows:

   Capitalize on the Emerging IP-based Switching Market. We believe the increase in Internet usage, particularly voice over IP traffic, has resulted in a market need for a next-generation, IP-based switching platform. Accordingly, we are making a substantial investment in developing our mSwitch platform, which is designed to integrate with our existing products and can be scaled in response to increased demand. We believe that mSwitch can deliver value to service providers, both as a stand-alone system and in combination with our PAS system and AN-2000 platform. We intend to incorporate additional functionality into the mSwitch platform in the future, which we believe will enable us to enter new markets in China and around the world.

   Leverage Our Installed Base to Capitalize on Demand for Wireless and Wireline Broadband Services. We believe we are well positioned to leverage our installed base of systems and service provider relationships to capitalize on an increasing demand for data and broadband services. To meet this demand, we intend to:

  . leverage our installed base of AN-2000 platforms and our working relationships with providers to offer our wireless access systems;

  . continue to enhance functionality and increase features of our mSwitch IP-based, multiservice softswitch platform, which is designed to enable geographically dispersed gateways and servers to interact over high speed IP networks to serve millions of subscribers;

  . enhance our PAS systems and handsets to enable the provisioning of high-speed data services over 128 Kilobits per second, or Kbps, wireless links;

  . focus our development efforts on products that enable migration to 3G wireless technologies;

  . continue to provide broadband upgrades to our installed base of AN-2000 platforms to enable the delivery of broadband services over copper connections through digital subscriber line, or xDSL, technologies;

  . broaden our PAS systems to enable value-added services, such as wireless content and applications which our customers offer in China under the brand name C-Mode and in Taiwan under the brand name MiMi; and

  . work with original equipment manufacturers to offer service providers a complete solution for IP-based networks.

   Expand Our Presence in China. We intend to further capitalize on favorable market conditions in China, including its large population, low teledensity and strong demand for communications services. Since our inception, we have focused our engineering, product development and sales and marketing efforts primarily on communications equipment for China. This focus has enabled us to be a leader in this market by quickly identifying the needs of service providers in China and rapidly developing market-specific products to address those needs. We intend to expand our presence in this market by:

  .  increasing the number of sales and support staff and offices in China;

  . developing new products to address the demands of our existing and future customer base;

  . migrating our installed base from voice to data and from wireline to wireless as market demand warrants; and

  . increasing our local research and development and manufacturing capabilities.

   Penetrate Other Growing Communications Markets Worldwide. We have started offering our products in other growing communications markets outside of mainland China. We anticipate penetrating these markets in several ways, through direct sales offices located in key market regions, by licensing our technology to local manufacturers where import taxation favors this approach, through the development of local sales agency and distributor relationships within specific market regions, and through original equipment manufacturer sales relationships. Our sales division is currently targeting expansion into Africa, Europe, India, Japan, Latin America, Taiwan, and other Pacific Rim markets. We have established regional offices to focus on non-China market development with sales and customer support operations in Hanoi, Manila, Miami, New Delhi, New Jersey, Shanghai, Taipei, Tel Aviv, and Tokyo and plan to establish local direct sales representative offices in key regions around the world. To date, we have deployed our products in a number of growing communications markets outside of mainland China, including India, Japan and Taiwan.

Products

   We provide communications equipment for service providers that operate wireless and wireline networks. Our wireless and wireline access networks and IP-based switching systems use our three principal technology platforms:

  .  mSwitch--our IP-based multiservice softswitch;

  .  PAS--our wireless access system which includes handsets; and

  .  AN-2000--our broadband access platform.

   Each comprises multiple hardware and software subsystems that can be offered in various combinations to suit individual customer needs. In addition, through original equipment manufacturer relationships, we provide customers in China with equipment for deployment in metropolitan area networks.

  Our IP-Based Multiservice Softswitch (mSwitch)

   mSwitch is an IP-based, multiservice softswitch designed to replace traditional central office switches. mSwitch provides voice over IP gateway functions, broadband and narrowband remote access services and associated billing, provisioning and service management operations support systems. mSwitch combines softswitch functionality with our wireless technology to provide highly scalable, mobile switching centers, which can operate with our PAS system.

   mSwitch networks are distributed, which means that many geographically dispersed gateways and servers can interact over a high speed, IP-based network to serve millions of subscribers. Gateways provide hardware resources to process voice and data and support widely used interface protocols. Servers provide functions like call routing, accounting, authorization, billing, provisioning, fault monitoring and recovery.

   We have developed an advanced and comprehensive operations support system for management of mSwitch equipment, billing for mSwitch services and customer care for mSwitch subscribers. This operations support system uses an online Internet-based user interface, which enables service provider personnel and individual subscribers to access provisioning and billing information through the Internet from an ordinary web-browser.

   We are also working to develop a set of capabilities including mobile switching center, radio network controller and general packet radio service node in support of 3G wireless technologies. To that end, in November 2001, UTStarcom was selected by China's Ministry of Information Industry, or MII, as one of a select group of participants in China's technical trial of 3G mobile networks based on the 3GPP WCDMA standard. mSwitch applications are also being developed to provide wireline local exchange functionality, voice over IP gateways to enable legacy public networks to connect to low-cost IP-based long distance trunk lines, and also to provide modem and fax pools that would allow mSwitch to act as a remote access server for dial-up users who wish to access IP networks. We are also developing IP routing capabilities to integrate in our mSwitch platform to further improve functionality and reduce cost to our customers. We intend to continue to enhance mSwitch with many applications in response to evolving market requirements and technology trends.

  Our Wireless Access System (PAS)

   PAS is a wireless access system that uses microcellular radios and specialized handsets to offer mobile and fixed access. When compared to macrocellular systems like GSM and CDMA, PAS offers lower costs, easier radio planning, higher traffic capacity, better voice quality, faster data transmission speeds, lighter handsets with lower power requirements and better support of advanced information services. PAS is a low mobility system, which means it is designed for deployment in high capacity urban and suburban areas, rather than larger regional areas covered by GSM and CDMA system deployments. For additional coverage or capacity, PAS can easily be deployed in indoor spaces such as office buildings, airports and shopping malls. PAS can provide wireless mobile phone service at densities of upwards of 15,000 subscribers per square kilometer.

   The PAS wireless access network employs a mobile switching network based on our AN-2000 platform. The wireless access network formed by PAS components connects to the central office switch to provide local and long distance telephone service over a standard digital interface or an analog 2-wire interface. These open interfaces to the central office allow PAS to access any of the operator's installed switching capacity and to deliver existing switch based services, such as caller ID, call forwarding, and voice mail, to wireless subscribers. IP-based PAS uses the mSwitch platform instead of the AN-2000 platform. This eliminates the dependence on an existing local exchange switch and permits PAS to be installed in a greenfield environment where existing switching capacity is not available. IP-based PAS also brings many important benefits associated with our mSwitch platform, including scalability. Both PAS and IP-based PAS support 64Kbps mobile Internet access along with voice. In 2001, we deployed 1.2 million lines of mSwitch-based PAS systems in several cities in China, and two locations outside of China.

   We also design and manufacture handsets that are specifically configured to support PAS services. In 2001, we introduced a new PAS handset primarily designed by UTStarcom. We expect to continue to invest in this area and introduce several additional handset models in 2002. We also manufacture several models based on designs licensed from other handset manufacturers. We compliment our handset design and manufacturing capabilities with additional handset models directly from leading vendors. Our strategy of designing, licensing, manufacturing and direct sourcing of handset components provides us with the flexibility to meet demand, and allows us to offer the broadest line of PAS handsets in China.

   In conjunction with our PAS system, we enable wireless content and applications similar to NTT DoCoMo's iMode service. To date, this service has been launched by our customers in Xian and Hangzhou in China and in Taipei, Taiwan. This service, known in China as C-mode and in our Taiwan market as Mobile Information, Mobile Internet, or MiMi, utilizes a high function handset with expanded LCD display that can be used to browse the worldwide web, and send and receive e-mail and short messages. Chinese as well as English characters are supported, and local content providers in Taiwan and China are accumulating hundreds of information services including news, stock quotes and sports results, job postings, dating services, chat rooms, and fortune telling. MiMi can accurately determine a user's location and can list local restaurants, hospitals or other location-sensitive information when queried.

   Our Netman network management system, which is integrated with our network access products, provides for centralized management of our PAS products. Netman provides the ability to manage individual network components and to report on the status of the network as a whole. With Netman, a service provider can add and drop subscribers and continuously monitor all access network elements, providing for real-time reporting and alarms in addition to performance management, optimization and distribution of software updates. Netman uses scalable client/server architecture in a Windows NT environment. Server hardware may be scaled to handle several thousand nodes. Netman can also be installed on a portable personal computer and may be used as the local onsite maintenance terminal wherever remote nodes are installed.

   As of December 31, 2001, service providers have installed our PAS system in 210 locations in China, representing a total installed capacity of approximately 6.6 million lines with approximately 3.0 million subscribers. In Taiwan, the number of subscribers using PAS systems reached approximately 160,000 as of December 31, 2001.

  Our Broadband Access Platform (AN-2000)

   AN-2000 is a broadband access platform supporting a mix of services that include:

  .  traditional analog voice;

  . voice and data in digital format over integrated services digital network, or ISDN, lines;

  .  analog and digital leased lines;

  . business data over integrated digital subscriber lines, or IDSL, and high-data-rate digital subscriber lines, or HDSL; and

  . high-performance, always-on Internet access for residential and business subscribers using advanced asymmetric digital subscriber line, or ADSL, technology.

   Our AN-2000 platform contains both central office terminals and remote terminals that are linked together by fiber, microwave radio or copper to form a digital access network. The remote terminals are located close to the subscribers and offer last-mile wireline connections for voice and data services to the subscribers. Each remote terminal, which is scalable from 16 to 1,520 lines, can be connected into a ring to form a metropolitan access network of up to 23,000 subscriber lines. By connecting multiple metropolitan access networks, a metropolitan service network can potentially service hundreds of thousands of subscribers.

   The AN-2000 platform offers a V5.2 exchange interface that benefits service providers by shifting network intelligence out into the access network, reducing reliance on costly proprietary distributed central office switch architectures. For service providers whose switches are not yet V5.2 compliant, we provide a migration capability whereby the AN-2000 terminates analog and ISDN ports in the central office, effectively creating a V5.2 interface to the remote AN-2000 platforms.

   For broadband services based on ADSL, the AN-2000 platform has integral multiplexing capability for up to 384 users to share 155Mbps of Asynchronous Transfer Mode, or ATM, bandwidth to the Internet or, alternatively, 1.6Gbps in our IP over Ethernet version. The AN-2000 platforms can serve as a multi-service access node in which ADSL is delivered from a remote location combined with voice and leased line services or it can be configured as a pure central-office based Digital Subscriber Loop Access Multiplexer (DSLAM). Other DSLs including HDSL and G.SHDSL are also available. We also offer a Broadband Remote Access Server (B-RAS) to provide service management features, including authorization, accounting, virtual networking, and protocol translation. As with PAS, our integrated Netman network management system provides centralized management of the AN-2000 platforms. The ADSL service is compatible with most customer premise modems provided by third-party vendors. As of December 31, 2001, service providers have deployed approximately 4.0 million AN-2000 lines worldwide.

   In 2001, we introduced our IP-DSLAM product, based on an extension of our AN-2000 technology. This product, which began shipping in the fourth quarter of 2001 to a customer in Japan, provides extremely high density and high functionality at a very attractive price. This product represents a new generation of DSLAM, which does not require ATM networking, and is therefore compatible with IP-based networks. Our IP-DSLAM lowers operator costs by eliminating the need for traditional high cost ATM-based networks.

  Our OEM Products for Metropolitan Area Networks (MANS)

   We partner with original equipment manufacturers, or OEMs, which allows us to offer our customers a broader range of products. This OEM strategy allows us to provide benefits to our customers and also allows us to learn about specific technologies and market segments that may help us to shape our overall strategic planning. One such initiative is our program to penetrate China's Metropolitan Area Networks, or MANs, to provide Layer2/Layer3 switches.

  Our ACD Products

   In addition, we now have in-house system-on-chip (SoC) and application specific integrated circuit (ASIC) design capabilities focusing on LAN and IP switching technology to enhance our network switching and broadband access IC technologies. These capabilities will enable us to continue to develop leading carrier class broadband access solutions.

Markets and Customers

   We provide our communications equipment to local Telecommunications Bureaus in a wide variety of provinces of China. Market opportunities within China's 31 provinces vary greatly by region, with the more densely populated coastal provinces experiencing the strongest economic development. To date, we have focused primarily on the eastern coastal regions of China including Guangdong, Zhejiang, Fujian, Shandong, Jiansu, and Shanghai. These provinces and municipalities represent a disproportionately high percentage of China's telecommunications subscribers, and influence adoption of technology elsewhere in China. According to a report published by the Ministry of Information Industry, China's 10 eastern provinces and municipalities accounted for approximately 47.7% of China's total telecom investment for the six months ended June 30, 2001. More recently we have expanded our marketing focus to include several inland provinces. While each of the Telecommunications Bureaus is part of the China Telecom system and subject to its ultimate control, equipment purchasing decisions are generally made at the individual Telecommunications Bureau level.

   The following table is a list of our customers who purchased more than $1.0 million of our products in 2001.

 Beijing Municipality      Heilongjiang Province     Shanxi Province
 Beijing Telecommunication Haerbin Telecommunication Taiyuan Telecommunication
  Bureau                    Bureau                    Bureau
                                                     Wuzhong Telecommunication
 Fujian Province           Henan Province             Bureau
 Hezhou Telecommunication  Jiaozuo Telecommunication Xian Telecommunication
  Bureau                    Bureau                    Bureau
 Meizhou Telecommunication Xinxiang
  Bureau                    Telecommunication Bureau Sichuan Province
 Putian Telecommunication                            Xinhui Telecommunication
  Bureau                   Hubei Province             Bureau
 Quanzhou                  Huzhou Telecommunication
  Telecommunication Bureau  Bureau                   Xinjiang Autonomous
                                                      Province
 Guangdong Province        Hunan Province            Hami Telecommunication
 Dongguan                  Zhangzhou                  Bureau
  Telecommunication Bureau  Telecommunication Bureau Hechi Telecommunication
 Fuoshan Telecommunication                            Bureau
  Bureau                   Nei Mon Gol Autonomous    Shihezi Telecommunication
 Guangdong UT Starcom       Province                  Bureau
 Jiangmen                  Huhehaote
  Telecommunication Bureau  Telecommunication Bureau Yunnan Province
 Luoyang Telecommunication                           Banna Telecommunication
  Bureau                   Jiangsu Province           Bureau
 Qingyuan                  Lianyungang               Chuxiong
  Telecommunication Bureau Telecommunication Bureau Telecommunication Bureau Shanwei Telecommunication Qinghua Ziguan Biwei Net Dali Telecommunication
  Bureau                    Corp.--Taian              Bureau
 Shaoguan                  Xuzhou Telecommunication  Diqing Telecommunication
  Telecommunication Bureau  Bureau                    Bureau
 Shenzhen                  Yancheng                  Kunming Telecommunication
  Telecommunication Bureau  Telecommunication Bureau  Bureau
 Yunfu Telecommunication   Yancheng Zhongxin         Lijiang Telecommunication
  Bureau                    Communication Ind.        Bureau
 Zhaoqing                                            Lincang Telecommunication
  Telecommunication Bureau Jiangxi Province           Bureau
 Zhongshan                 Shangrao                  Nujiang Telecommunication
  Telecommunication Bureau  Telecommunication Bureau  Bureau
 Zhuhai Telecommunication                            Yunan Telecommunication
  Bureau                   Jilin Province             Bureau
                           Siping Telecommunication
 Guangxi Autonomous         Bureau                   Zhejiang Province
  Province                                           Fuyang Telecommunication
 Guangxi Baise             Liaoning Province          Bureau
  Telecommunication Bureau Benxi Telecommunication   Hangzhou
 Guilin Telecommunication   Bureau                    Telecommunication Bureau
  Bureau                   Liaoyang                  Jiaxing Telecommunication
 Qinhzhou                   Telecommunication Bureau  Bureau
  Telecommunication Bureau                           Jinhua Telecommunication
 Wuzhou Telecommunication  Ningxia Autonomous         Bureau
  Bureau                    Province                 NingBo Telecommunication
 Liuzhou Telecommunication Shizuishan                 Bureau
  Bureau                    Telecommunication Bureau Quzhou Telecommunication
                           Yinchuan                   Bureau
 Hainan Province            Telecommunication Bureau Ruian Telecommunication
 Haikou Telecommunication                             Bureau
  Bureau                   Shaanxi Province          Shaoxing
 Qiongshan                 Kuitun Telecommunication   Telecommunication Bureau
  Telecommunication Bureau  Bureau                   Taizhou Telecommunication
 Sanya Telecommunication                              Bureau
  Bureau                   Shandong Province         Wenzhou Telecommunication
                           Dongying                   Bureau
 Hebei Province             Telecommunication Bureau Wenzhou Zongheng Corp.
 Baoding Telecommunication Jinan Telecommunication   Xiaoshan
  Bureau                    Bureau                    Telecommunication Bureau
 Dongsheng                 Taizhou Telecommunication Yuhang Telecommunication
  Telecommunication Bureau  Bureau                    Bureau
 Qinhuangdao                                         Zhejiang
  Telecommunication Bureau                            Telecommunication Bureau
 Xingtai Telecommunication
  Bureau                                             Outside Mainland China
 Zhangjiakou                                         BB Technologies
  Telecommunication Bureau                            Corporation
                                                     First International
                                                      Telecom Corp.
                                                     Himichal Futuristic
                                                      Communications Ltd.
                                                     NEC USA
                                                     Mitsubishi Electric
                                                      Corporation

   For the year ended December 31, 2001, no single customer accounted for more than 10% of our net sales. However, approximately 89.9% of our net sales during 2001 were to entities affiliated with the government of China.

   We also sell our network access equipment to service providers in high growth communications markets outside of China. These markets accounted for approximately 9.7% of our net sales in 2001. We have shipped equipment to service providers in Bangladesh, India, Japan, Mauritius, Russia, Taiwan, Thailand and Venezuela. We have also begun trial deployments in the United States and Vietnam.

   As of December 31, 2001, our backlog totaled approximately $360.7 million, compared to approximately $191.2 million as of December 31, 2000. We include in our backlog contracts and purchase orders for which we anticipate delivery to occur within 12 months and products delivered but for which final acceptance has not yet been received. Because contracts and purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings.

Sales, Marketing and Customer Support

   We pursue a direct sales and marketing strategy in China, targeting sales to individual Telecommunications Bureaus and to manufacturers or equipment distributors with closely associated customers. We maintain sales and customer support sites in Beijing, Chengdu, Fuzhou, Guangzhou, Hangzhou, Jinan, Kunming, Nanning, Nanjing, Nei Mon Gol, Shanghai, Shenyang, Wuhan, Xian, and Zhengzhou. We also sell through relationships with regional government-owned telecommunications manufacturing companies, which act as agents in the sale of our products to Telecommunications Bureaus.

   We believe our customer support services in China allow us to distinguish ourselves from competing equipment providers and build customer loyalty. Our customer service operation in Hangzhou is co-located with our manufacturing joint venture and serves as both a technical resource and liaison to our product development organization. In China, customer service technicians are distributed in the regional sales and customer support sites to provide a local presence. We provide additional support on a 24-hour, 365-day basis from our customer support center in Hangzhou in the form of field dispatch personnel, who also provide training on installation, operation and maintenance of equipment. As of December 31, 2001, we employed over 800 people in sales, marketing and customer support in China.

   Our sales efforts in markets outside of mainland China combine direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We maintain sales and customer support sites in Iselin, New Jersey to address North American markets; in Tokyo, Japan to address the Japan market; in New Delhi, India to address the Indian market; in Miami, Florida to address Latin American markets; in Tel Aviv, Israel to address European and African markets; in Manila, the Philippines to address the Philippine market; in Taipei, Taiwan to address the Taiwan market; in Hanoi, Vietnam to address the Vietnam market; and in Shanghai, China to address other Pacific Rim markets.

   Our customer service operations in the U.S. and Hangzhou, China support our customers outside of mainland China with training, project supervision and problem resolution. We maintain and will continue to expand our staff of local personnel near customers who require support on a 24-hour, 365-day basis. In many cases our local in-country sales partners also provide customer support.

Technology

   We believe the following key technologies have been instrumental in our ability to provide leading broadband wireline and wireless access networks and IP-based switching systems.

   X-over-IP. X-over-IP refers to the transmission of various forms of traffic, including voice, video, fax, music and broadcast, over IP networks. An X-over-IP network requires the following equipment:

  . media gateways at the edge of the network that convert legacy media like telephone lines, fax and data modems, or other non-IP data interfaces to IP and incorporate quality of service functionality designed to avoid delay and packet loss due to congestion;

  . softswitching servers that perform address translation, service monitoring and assurance, billing, authorization, supplementary services like call forwarding, conferencing, and other signaling translations; and

  .  an IP network that provides high speed IP routing and transmission.

   Our mSwitch platform provides the media gateway and the softswitching server and, when combined with industry-standard IP routers, creates a complete X-over-IP network.

   The mSwitch gateway converts incoming TDM formats from POTS, ISDN, SS7 and leased lines into packetized voice over IP. The packetization process utilizes programmable digital signal processors that can code voice, fax and standard 56Kbps modem signals into IP. The gateway also terminates the associated TDM format signaling protocols and generates IP based signaling protocols like H.323, MGCP and SIP. The mSwitch gateway also provides IP routing functions that allow the IP packets to penetrate deeper into the core network with queuing, and route selection, consistent with the desired quality of service for each particular call.

   The mSwitch softswitch provides switching intelligence to manage the calls in the network as they progress from gateway to gateway. The mSwitch operations support system provides the database management for service provisioning, authorization and flexible billing.

   Service providers are increasingly offering X-over-IP services to reduce costs, reduce obsolescence, provide easier upgrades and generate incremental revenue through value-added voice and data services.

   Softswitch Mobility Management. We are a founding member of the International Softswitch Consortium, an industry group formed to promote compatibility and interoperability of softswitch technologies. Based on our knowledge of the industry, we believe we are one of the first companies to develop a softswitch architecture to support mobile applications.

   Softswitches control the signaling and call management functions in an X-over-IP network. Of the many possible types of softswitching services, mobile telephony and information delivery services are among the most demanding and complex. Mobile networks must track subscribers' locations dynamically whether or not they are on a call. They must provide real-time handovers between base stations, perform authorization of roaming visitors, provide real-time billing for pre-paid services and flexible routing to its roamers in foreign networks and support messaging, file transfer and assignment of data bandwidths. Based on our knowledge of the industry, we believe that our mSwitch platform is one of the first systems to provide mobile switching functionality.

   mSwitch employs our proprietary, object oriented signaling protocol for mobility, known as SNSP, which we believe provides advantages over other similar protocols. mSwitch is commercially deployed with mobility support for our PAS wireless infrastructure. The mSwitch gateway is also being developed to support the future WCDMA and TD-SCDMA radio network control protocols as well as the payload protocols for 3G. mSwitch will serve as an IP-based, mobile switching center and IP-based radio network controller. With this focus on mobility services, mSwitch is targeting one of the most complex and commercially important segments of softswitch applications.

   PAS Value-Added Services. PAS offers a full suite of integrated value added services, which are easily customized, including short message services, location services, web browsing, e-mail, voice mail, and 64Kbps

Internet access. As part of our current research and development efforts, we are focusing on developing 128Kbps and 256Kbps packet mode wireless data delivery.

   We have licensed certain protocols and architectures that support the web browsing functions from KDDI, a Japanese service provider, and have optimized them for performance, hardware simplicity and Chinese character support as well as integrated them with PAS. We have developed additional protocols and architecture used in this technology.

Research and Development

   We believe that continued and timely development and introduction of new and enhanced products are essential if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers' needs. Our Ministry of Information Industry, Telecommunications Administration and Telecommunications Bureau relationships and full-service post-sale customer support provide our research and development organization with insight into trends and developments in the marketplace. The insight provided from these relationships allows us to develop market-driven products such as PAS and mSwitch. We maintain a strong relationship between our research centers in the U.S. and China. Projects are typically designed and developed in the United States by one team and tested in China by another, allowing us to conduct research and development activities 24 hours a day. We rotate engineers between the U.S. and China to further integrate our research and development operations. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China.

   In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $59.8 million in 2001, $41.5 million in 2000 and $18.6 million in 1999.

Manufacturing, Assembly and Testing

   We manufacture or engage in the final assembly and testing of our mSwitch, PAS systems and handsets and AN-2000 products at the facilities of our two manufacturing joint ventures in the Chinese provinces of Guangdong and Zhejiang. These manufacturing operations consist of circuit board assembly, final system assembly, software installation and testing. We assemble circuit boards primarily using surface mount technology. Assembled boards are individually tested prior to final assembly and tested again at the system level prior to system shipment. We use internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level.

   Both the Guangdong and the Zhejiang manufacturing facilities are ISO 9002 certified. ISO 9002 certification requires that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement and which is periodically audited by an independent outside auditor.

   We have recently entered into agreements with both our Guangdong and Zhejiang joint venture partners to acquire their respective interests in the joint ventures. Pending final approval by relevant Chinese governmental regulatory authorities, we anticipate these transactions to be completed during 2002.

   We contract with third parties in China to undertake high volume assembly and manufacturing of our handsets and we conduct final assembly, testing and packaging at our own facilities. In addition, we generally use third parties for high volume assembly of circuit boards. HonXun Electrical Industry in Hangzhou, a subsidiary of Foxconn Group, manufactures our PAS handsets; Eastcom Communications manufactures our PAS handsets; and Shanghai Jingling Electronic manufactures line cards for our IP-ADSL product.

   We have also contracted with Matsushita Electric Industrial Co., Ltd., which distributes products under the Panasonic brand, to manufacture the PAS wireless infrastructure components and handsets for distribution under the UTStarcom label. Other suppliers include Wistron NeWeb Corporation, Japan Radio Co., Ltd., Kyocera Corporation and Sanyo Electric Co., Ltd., which provide handsets under the UTStarcom label, and Sharp Corporation, which provides handsets and repeaters under the UTStarcom label. Our AN-2000 product line integrates some third party products for subscriber premises equipment and testing. In China, we undertake final assembly and test our wireless infrastructure products at our own facilities and have recently begun to manufacture some of these products ourselves.

Structure and Regulation of the Telecommunications Industry in China

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

   The Ministry of Information Industry confirmed in December 2001 that the State Council had approved a plan to restructure China Telecom. The Ministry of Information Industry has been authorized to execute the plan. China Telecom will be split into two regional entities. The assets of the present China Telecom in North China's Beijing and Tianjin municipalities, the Inner Mongolia Autonomous Region and Hebei and Shanxi provinces, Northeast China's Liaoning, Jilin and Heilongjiang provinces, Central China's Henan Province and East China's Shandong Province will merge with China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. The new company will be named China Netcom Group Corp., or New CNC. China Telecom's assets in the other 21 provinces, municipalities and autonomous regions will retain the brand name and intangible assets of the old China Telecom. We refer to this entity as the New China Telecom. The New CNC will inherit 30% of the old China Telecom's national backbone network, with the rest going to the New China Telecom. As the announcement of this change is very recent and its implementation is ongoing, we cannot be certain what impact the restructuring will have on our business operations. However, we may experience a decline in orders and related revenues during such restructuring as a result of uncertainty among our customers presently operating under China Telecom.

   New CNC and New China Telecom will continue to operate through each of their own regional networks of approximately 2,400 local level telephone companies called Telecommunications Bureaus. Telecommunications Bureaus are responsible for purchasing, installing and operating the voice and data communications services in their local markets. Local telephone companies are funded by their own operational revenue from local telephone charges, a portion of shared long distance revenue through settlement, and headquarter allocation and cross subsidy, particularly in remote and poor regions. Among the funding sources, local revenue accounts for the majority of the revenue for local telephone companies.

   Government Regulation of the Telecommunications Industry. The China telecommunications industry is regulated at the national, provincial and local levels. At the national level, the Ministry of Information Industry regulates the industry. The Ministry of Information Industry was established in March 1998 to assume the regulatory, administrative and other governmental duties of the former Ministry of Posts and Telecommunications. The Ministry of Information Industry has broad discretion and authority to regulate all aspects of the telecommunications and information technology industry in China, including managing spectrum bandwidths, setting network equipment specifications and standards and drafting laws and regulations related to the electronics and telecommunications industries. Additionally, the Ministry of Information Industry can decide what types of equipment may be connected to the national telecommunications networks, the forms and types of services that may be offered to the public, the rates that are charged to subscribers for those services and the content of material available in China over the Internet. Based on our industry experience, we believe that the Ministry of Information Industry's general telecommunications equipment strategy is to ensure that China's infrastructure is based on advanced open architectures that are expandable, cost efficient and quickly deployed.

   The Ministry of Information Industry also oversees the 33 Telecommunications Administrations that have regulatory responsibility over the telecommunications industry in their respective provinces. In China today, each Telecommunications Administration approves a subset of telecommunications products that meet Ministry of Information Industry standards from which Telecommunications
Bureaus can then select the specific products they purchase, install and operate. Although historically the Ministry of Information Industry has shared regulation and operation of China's telecommunications industry with the China Telecom system, as part of the Chinese government's industry restructuring, the regulatory functions of the Ministry of Information Industry and the Telecommunications Administrations have been separated from the operational functions of the state-owned Telecommunications Bureaus under their control.
The Ministry of Information Industry acts exclusively as the industry regulator and the local Telecommunications Bureaus act exclusively as operators. Given the multi-level regulatory environment, equipment providers in China must generally market intensively to all three levels of the communications industry.

   Statutory Framework. China does not yet have a national telecommunications law. However, with China's recent entry into the World Trade Organization, or WTO, the Ministry of Information Industry, under the direction of the State Council, must shortly present the first draft of the Telecommunications Law of the People's Republic of China for ultimate submission to the National People's Congress for review and adoption. In order to comply with the WTO, subsets of draft telecommunications regulations were published in December 2001. One of the most significant of the draft regulations is the "Regulation of Foreign Investment over Telecom Enterprises." In December 2001, the State Council promulgated the Provisions on the Regulation of Foreign Invested Telecommunications Enterprises, which lifts the restrictions on foreign investment in the telecommunication industry, subject to certain equity ratio and geographic limitations. Also in December 2001, the Ministry of Information Industry issued the Measures on Regulation of Telecommunication Business Operation Permits, which details the procedures for obtaining permits for the operation of telecommunications businesses and makes it possible for those conducting telecommunications business to obtain the relevant permits. As we provide equipment rather than services, these two regulations should not have a direct effect on our business. Nevertheless, as the two regulations came into effect only recently, we are uncertain whether we will be indirectly affected by the impact of the two regulations on telecom service providers.

   Currently, the governing regulation over telecommunications in China is the Telecommunications Regulations of the People's Republic of China issued by the State Counsel in September 2000. This set of regulations is known as the Telecom Regulations. The Telecom Regulations govern telecommunications services and market regulations, pricing, interconnection and connection, as well as telecommunications construction and security issues. These regulations are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. As with the Telecommunications Law, we are uncertain what effect, if any, the Telecom Regulations will have on our business as presently conducted.

   Licenses for Communication Equipment. Beginning January 1, 1999, China's government required that all telecommunications equipment connected to public or private telecommunications networks within China, which includes equipment that we sell in China, be approved by the Ministry of Information Industry, and the manufacturer of the equipment obtain a network access license for each of its products. Subsequently, the State Council issued the Telecom Regulations in September 2000. In May 2001, the Ministry of Information Industry issued the Administrative Measures of Network Access Licenses, known as the Access License Measures, to implement the Telecom Regulations and to replace the old access license regulation. Both the Telecom Regulations and the Access License Measures require the government to implement license systems for telecommunications terminal equipment, wireless communications equipment and equipment used in network interconnection that is connected to public telecommunications networks. The above equipment must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public networks or sold in China. The Telecom Regulations require that manufacturers ensure that the quality of the telecommunications equipment for which they have obtained a network access license is stable and reliable, and they may not lower the quality or performance of other installed licensed products. The State Council's product quality supervision department, in concert with the Ministry of Information Industry, performs spot checks to track and supervise the quality of telecommunications equipment for which a network access license has been obtained and publishes the results of such spot checks.

   The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000 platform. We have applied for, but have not yet received, a network access license for our PAS system. Based upon conversations with the Ministry of Information Industry, we understand that our PAS system is considered to still be in the trial period and that sales of our PAS system may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS system, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with information received by our counsel in China, either of which could have a material adverse effect on our business, financial condition and results of operations.

   Software Registration. On October 27, 2000, the Ministry of Information Industry issued the Administrative Regulations on Software Products, known as the Software Regulations, to enhance software product management and stimulate the development of the software industry in China. Under the Software Regulations, the government imposes a registration and filing system on software and products incorporating software. Software cannot be produced and sold in China without registration and filing. The developers and producers of the software are responsible for the registration and filing of domestic software products. Registration under the Software Regulations is valid for five years and can be renewed upon expiration. The Ministry of Information Industry is responsible for the overall management of software. The local offices of the Ministry of Information Industry at the provincial level are responsible for the management and examination of and approval for the registration of the domestic software within their own territories. The designated agencies authorized by these local offices are responsible for acceptance for registration of software. Before registration is approved by the government agencies, software products need to be tested by the authorized testing institutions.

   We are in the process of applying for registration for our software. Based upon verbal advice received from the Ministry of Information Industry, we believe that we will be able to continue to sell our products incorporating our software during the period in which these regulations are being implemented and our application is pending. However, this implementation period may not last long enough for us to complete the registration of our software. Moreover, the Chinese government may interpret or apply the Software Regulations in such a way as to prohibit sales of products incorporating our unregistered software prior to registration. If the government prohibits sales pending registration, or if we fail in our efforts to register our software, we could be prohibited from making further sales of products incorporating the unregistered software in China, which could substantially harm our business and financial condition.

Competition

   We face intense competition in our target markets and expect competition to increase. Our principal competitors in our various product lines include:

  . mSwitch: Alcatel Alsthom CGE, S.A.; Cisco Systems, Inc.; Clarent Corporation; Ericsson LM Telephone Co.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Nuera Communications, Inc.; Siemens AG; Sonus Networks, Inc.; and Zhongxing Telecommunications Equipment.

  . PAS systems and handsets: Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment.

  . AN-2000: Advanced Fibre Communications, Inc.; Alcatel Alsthom CGE, S.A.; Datang Telecom Technology Co. Ltd.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; and Zhongxing Telecommunications Equipment.

   We are increasingly facing competition from domestic companies in China. We believe that our strongest competition comes from these companies, many of which operate under lower cost structures and more favorable governmental policies and have much larger sales forces than we do. Furthermore, other companies not presently offering competing products may also enter our target markets, particularly with the reduction of trade restrictions as a result of China's admission to the WTO. Many of our existing and potential competitors may have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products and offer significant discounts on handsets or other products. These competitors may also be able to offer significant financing arrangements to service providers, in some cases facilitated by government policies, which is a competitive advantage in selling systems to service providers with limited financial and foreign currency resources. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, financial condition and results of operations.

   Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, including Telecommunications Administrations, Telecommunications Bureaus and other local organizations, to increase their ability to address the needs of prospective customers in our target markets. Accordingly, alliances among competitors or between competitors and third parties may emerge and rapidly acquire significant market share. To remain competitive, we believe that we must continue to partner with Telecommunications Administrations and other local organizations, maintain a high level of investment in research and development and in sales and marketing, and manufacture and deliver products to service providers on a timely basis and without significant defects. If we fail to meet any of these objectives, our business, financial condition and results of operations could be harmed.

   The introduction of inexpensive wireless telephone service or other competitive services in China may also have an adverse impact on sales of our PAS systems in China. We may not be able to compete successfully against current or future competitors. In addition, competitive pressures in the future may materially adversely affect our business, financial condition and results of operations.

   We believe that the principal competitive factors affecting the market for our network access products include:

  .  total initial cost of solution;

  .  for PAS, the availability, cost and functionality of our handsets;

  .  short delivery and installation intervals;

  .  design and installation support;

  .  ease of integration with the backbone network;

  .  flexibility in supporting multiple interfaces and services;

  .  operational cost and reliability; and

  .  manageability of the solution and scalability.

   We may not be able to compete effectively against current and future competitors based on these or any other competitive factors in the future, and the failure to do so would have a material adverse affect on our business, financial condition and results of operations.

Intellectual Property

   Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. We presently hold three U.S. patents for existing products. The terms of one of these patents will expire in 2016, while the terms of the remaining two patents will expire in 2019. We have submitted 12 additional U.S. patent applications and 27 foreign patent applications. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not issue and any patents issued may not cover the scope of the claims sought in the applications. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Moreover, we have applied for but have not yet obtained patents in China and Taiwan. We may not be able to obtain patents in China on our products or the technology that we use to manufacture our products. KDDI, a Japanese service provider, has licensed key technology to us that serves as the base for the MiMi service in Taiwan. Our joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. Under the terms of our joint venture agreements, any modifications or enhancements to or derivatives of our intellectual property developed by the joint ventures will be owned by the joint ventures. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the legal systems of some foreign countries, including China, do not protect our proprietary rights to the same extent as does the legal system of the United States.

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

ITEM 2--FACILITIES

                                                                           Square  Date of
Location           Functions                                               Footage Lease Expiration
--------           ---------                                               ------- ----------------
HEADQUARTERS
Alameda, CA        Administration, Sales/Customer Support and Research and
                     Development                                            25,576 January, 2003
Alameda, CA        Research and Development                                  7,534 January, 2004
Fremont, CA        Research and Development                                  9,688 May 2005
Iselin, NJ         Sales/Customer Support and Research and Development      43,409 July, 2004
Shenzhen, China    Research and Development                                107,596 November, 2004
Shenzhen, China    Research and Development                                 10,764 February, 2002
Shenzhen, China    Research and Development                                 18,678 May, 2003
Hefei, China       Research and Development                                  3,606 June, 2002
Hefei, China       Research and Development                                  3,767 July, 2002
Hangzhou, China    Administration, Sales/Customer Support, Engineering and
                     Manufacturing                                          83,926 March, 2002
Hangzhou, China    Administration, Sales/Customer Support, Research and
                     Development, and Manufacturing                         89,340 February, 2002
Hangzhou, China    Administration, Sales/Customer Support, Research and
                     Development, and Manufacturing                        168,444 December, 2003
Beijing, China     UTSC Headquarters Administration, Sales/Customer
                     Support                                                16,695 July, 2003
Shanghai, China    Sales/Customer Support                                    8,214 April, 2003
Wuhan, China       Sales/Customer Support                                    1,066 April, 2003
Chengsha, China    Sales/Customer Support                                      592 March, 2002
Guangzhou, China   Sales/Customer Support                                   11,964 April, 2004
Chengdu, China     Sales/Customer Support                                    1,851 December, 2002
Jinan, China       Sales/Customer Support                                    3,229 March, 2002
Kunming, China     Sales/Customer Support                                    2,676 February, 2003
Xian, China        Sales/Customer Support                                    4,155 December, 2002
Shenyang, China    Sales/Customer Support                                    3,122 May, 2003
Fuzhou, China      Sales/Customer Support                                    6,030 June, 2002
Zhengzhou, China   Sales/Customer Support                                    2,422 October, 2002
Taipei, Taiwan     Sales/Customer Support                                    7,769 September, 2004
Hong Kong, China   Sales/Customer Support                                      800 June, 2002
NanNing, China     Sales/Customer Support                                     2293 August, 2003
NanJing, China     Sales/Customer Support                                     3014 May, 2002
Nei Mon Gol, China Sales/Customer Support                                      500 December, 2002
Gurgaon, India     Sales/Customer Support                                    5,722 June, 2004
Herzlia, Israel    Sales/Customer Support                                      969 May, 2002
Miramar, Florida   Sales/Customer Support                                     4796 April, 2006
Tokyo, Japan       Sales/Customer Support                                     3217 February, 2004
Hanoi, Vietnam     Sales/Customer Support                                      732 September, 2003

   We purchased the rights to use approximately 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone for a period of 50 years. We completed the design layout and the construction cost estimate for a new manufacturing facility. Construction of the new manufacturing facility is expected to be completed in late 2003. In addition, as we expand into markets outside of China, our facility needs may increase according to business needs.

ITEM 3--LEGAL PROCEEDINGS

   On October 31, 2001, a complaint captioned Lacek v. UTStarcom, Inc., et. al., Civil Action No. 01-CV-9604, was filed in United States District Court for the Southern District of New York against our company, some of our directors and officers and various underwriters for our initial public offering. Plaintiffs allege undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint against us seeks unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. We believe that we have meritorious defenses to this lawsuit and will defend this lawsuit vigorously.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                              EXECUTIVE OFFICERS

   Our executive officers and directors, and their ages as of December 31, 2001, are as follows:

Name                Age Position
----                --- --------
Masayoshi Son...... 44  Chairman of the Board of Directors
Hong Liang Lu...... 47  President, Chief Executive Officer and Director
Ying Wu............ 42  Vice Chairman of the Board of Directors, Executive Vice
                          President and Chief Executive Officer, China Operations
Michael Sophie..... 44  Vice President of Finance, Chief Financial Officer and
                          Assistant Secretary
Bill Huang......... 39  Senior Vice President and Chief Technology Officer
Shao-Ning J. Chou.. 39  Senior Vice President and Chief Operating Officer, China
                          Operations
Paul Berkowitz..... 49  Vice President, International Sales
Gerald Soloway..... 53  Senior Vice President, Engineering
Thomas J. Toy...... 47  Director
Chauncey Shey...... 44  Director
Larry D. Horner.... 67  Director
Howard Kwock....... 52  Vice President, Engineering

   Masayoshi Son has served as our Chairman of the Board of Directors since October 1995. For more than 16 years, Mr. Son served as President and Chief Executive Officer and as a director of SOFTBANK CORP., a leading global provider of Internet content, technology and services. Mr. Son also serves as a director of BB Technologies Corporation, Yahoo Japan Corporation and Aozora Bank, Ltd. Mr. Son also serves as Chairman of the Board of Directors and Chief Executive Officer of SOFTBANK Holdings Inc. and Chairman of the Board of Directors of SOFTBANK America Inc. From April 1998 to October 1999, Mr. Son served as a director of Ziff-Davis, Inc. Mr. Son holds a B.A. in Economics from the University of California at Berkeley.

   Hong Liang Lu has served as our President and Chief Executive Officer and as a director since June 1991. Mr. Lu co-founded UTStarcom under its prior name, Unitech Telecom, Inc., in June 1991 which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. From 1983 until its merger with Kyocera in 1986, he served as President and Chief Executive

Officer of Unison World, Inc., a software development company. From 1979 to 1983, he served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

   Ying Wu has served as our Executive Vice President and Vice Chairman of the Board of Directors since October 1995. Mr. Wu has also served as the President and Chief Executive Officer of one of our subsidiaries, UTStarcom China, since October 1995. Mr. Wu was a co-founder of, and from February 1991 to September 1995 served as Senior Vice President of, StarCom Network Systems, Inc., a company that marketed and distributed third party telecommunications equipment. From 1988 to 1991, Mr. Wu served as a member of the technical staff of Bellcore Laboratories. From 1987 through 1988, Mr. Wu served as a consultant at AT&T Bell Labs. He holds a B.S. in Electrical Engineering from Beijing Industrial University and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

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

   Bill Huang has been our Chief Technology Officer since September 1999. He was appointed Senior Vice President in September 2001. From December 1996 to September 1999, he was our Vice President of Strategic Product Planning. From June 1995 to December 1996, Mr. Huang served as our Vice President, China Operations. From 1994 to June 1995, Mr. Huang was our Director, Engineering. From 1992 to 1994, he was a Member of the Technical Staff and Project Leader at AT&T Systems. Mr. Huang serves on the board of Shenzhen Gin De (Group) Ltd., a real estate investment company in China. Mr. Huang holds a B.S. in Electrical Engineering from Huazhong University of Science & Technology, and an M.S. in Electrical Engineering and Computer Sciences from the University of Illinois.

   Shao-Ning J. Chou has been our Executive Vice President and Chief Operating Officer of China Operations since January 1999. He was appointed Senior Vice President in September 2001. From March 1997 to December 1998, he was Vice President of China Operations and from February 1996 to March 1997, he served as Vice President of Engineering. From March 1995 to June 1996, he was Director of Engineering for wireless systems and software with Lucent Technologies Microelectronics IC group. From April 1993 to March 1995, he was a Technical Manager for the Global Wireless product group with AT&T consumer products where he led multiple development teams for handset and wireless personal base station products. From February 1985 to April 1993, Mr. Chou was team leader and a member of the technical staff for advanced digital communication research in AT&T Bell Laboratories where he led and engaged in data communication equipment and multimedia product development. Mr. Chou holds a B.S. in Electrical Engineering from City College of New York, an M.S. in Engineering from Princeton University and an M.B.A. from the State University of New Jersey, Rutgers.

   Paul Berkowitz has been our Vice President of International Sales since November 1998. From February 1996 to November 1998, he was our Vice President of Product Management & Planning, and from December 1995 to June 1996, he served as our Vice President of Engineering. From 1994 to 1995, Mr. Berkowitz was Director of Application Software of AT&T Network Systems where he managed, among other things, an international team in marketing, architecture, and development of software involving a portfolio of advanced GUI and client-server products for telecommunications services. Between 1992 and 1994, he led the planning and development effort for a 1 Gigabit/sec Asynchronous Transfer Mode switch support Wide Area Network services including TDM and Frame Relay in the AT&T Paradyne Unit. Mr. Berkowitz has been granted four patents and holds a B.S. and an M.S. in Electrical Engineering from Columbia University.

   Gerald Soloway has been our Vice President of Engineering since January 1999. He was appointed Senior Vice President of Engineering in September 2001. From April 1998 to January 1999, he served as our Director of

Strategic Marketing. Prior to this, Dr. Soloway worked for Lucent Technologies, formerly Bell Labs, for 29 years. At Lucent, Dr. Soloway held executive positions in Consumer Products, Business Terminal Development, PBX Systems Engineering, Key System Development and Access Systems Development. He holds a Ph.D. from Polytechnic Institute of New York, an M.S. from New York University, and a B.S. from Cooper Union, all in Electrical Engineering. Dr. Soloway also holds seven patents in communications and computer graphics technology.

   Thomas J. Toy has served as a director since February 1995. Since March 1999, Mr. Toy has served as Managing Director of Pacrim Venture Partners, a professional venture capital firm specializing in investments in the information technology sector. Prior to that he was a partner at Technology Funding, a professional venture capital firm, from January 1987 to March 1999. While at Technology Funding, Mr. Toy was Managing Director of Corporate Finance and headed the firm's investment committee. Mr. Toy also serves as a director of White Electronic Designs Inc. and several private companies. Mr. Toy holds B.A. and M.M. degrees from Northwestern University.

   Chauncey Shey has served as a director since October 1995. Mr. Shey has served as President of SOFTBANK China Holdings since December 1999. From February 1999 to December 1999, he served as President of DirecTouch Communications Limited. From October 1995 to February 1999, Mr. Shey served as our Executive Vice President in charge of Research and Development. From March to October 1995, he served as Executive Vice President of StarCom Network Systems, Inc., where he worked in research and development as well as in operation and strategy planning. From March 1991 to March 1995, he served as Executive Vice President of StarCom Products, Inc., a consulting business that developed software products and provided expertise in the fields of computers and telecommunications. In that position he was responsible for operations, financial management and marketing. From December 1990 to December 1991, Mr. Shey served as a consultant at Bell Labs. He holds a B.S. in Electrical Engineering from Shanghai Jiao Tong University and an M.S. in Computer Science from the State University of New York at New Paltz.

   Larry D. Horner has served as a director since January 2000. From 1994 until June 2001, Mr. Horner served as Chairman of Pacific USA Holdings Corp. and as Chairman of the Board and Chief Executive Officer of Asia Pacific Wire & Cable Corporation Limited. He is a director of Phillips Petroleum Company, Atlantis Plastics, Inc. and Newmark Homes Corp. Mr. Horner formerly served as Chairman and Chief Executive Officer of KPMG Peat Marwick from 1984 to 1990. Mr. Horner is a Certified Public Accountant, holds a B.S. from the University of Kansas and is a graduate of the Stanford Executive Program.

   Howard Kwock was appointed our Vice President of Engineering in September 2001. From March 2001 to September 2001, he served as our Senior Director of Engineering. From February 2000 to February 2001, Mr. Kwock worked as Director of Engineering at Zhone Technologies. From June 1995 to January 2001, Mr. Kwock served as Director of Engineering at Lucent Technologies, formerly Ascend Communications. Mr. Kwock holds a B.A. in Business Administration from California State University, Fullerton.

                                    PART II

ITEM 5--MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

        Fiscal 2000                                        High   Low
        -----------                                       ------ ------
        First Quarter (from March 3, 2000)............... $93.50 $41.00
        Second Quarter...................................  77.63  16.75
        Third Quarter....................................  32.88  18.00
        Fourth Quarter...................................  23.00  12.31

        Fiscal 2001
        -----------
        First Quarter.................................... $28.00 $13.56
        Second Quarter...................................  27.28  12.50
        Third Quarter....................................  25.61  12.98
        Fourth Quarter...................................  31.43  15.51

        Fiscal 2002
        -----------
        First Quarter (through February 8, 2002)......... $35.66 $20.67

   Our common stock has been traded on The Nasdaq Stock Market under the symbol UTSI since our initial public offering on March 3, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on The Nasdaq National Market for the periods indicated. As of December 31, 2001 we had approximately 205 stockholders of record.

   To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock.

ITEM 6--SELECTED CONSOLIDATED FINANCIAL DATA

   You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Historical results are not necessarily indicative of results that may be expected for any future period.

                                                                        Year Ended December 31,
                                                           --------------------------------------------------
                                                             1997      1998      1999      2000       2001
                                                           --------  --------  --------  --------  ----------
                                                                 (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales................................................. $ 75,597  $105,167  $187,516  $368,646  $  626,840
Gross profit..............................................   26,802    41,025    74,813   128,181     224,548
Operating income (loss)...................................   (3,390)    3,013    16,719    33,780      76,728
Income (loss) from continuing operations..................   (1,383)      593    13,119    27,993      56,954
Net income (loss) available to common stockholders........       30      (300)  (18,514)   27,013      56,954
Basic earnings (loss) per share:
   Income (loss) from continuing operations............... $  (0.19)     0.08  $  (1.94) $   0.35  $     0.56
   Income (loss) from discontinued operations.............     0.19     (0.12)    (0.19)       --          --
   Cumulative effect on prior years of the application of
     SAB 101 "Revenue Recognition in Financial
     Statements"..........................................       --        --        --     (0.01)         --
                                                           --------  --------  --------  --------  ----------
   Net income (loss)...................................... $     --  $  (0.04) $  (2.13) $   0.34  $     0.56
                                                           ========  ========  ========  ========  ==========
Diluted earnings (loss) per share:
   Income (loss) from continuing operations............... $  (0.19) $   0.01  $  (1.94) $   0.28  $     0.52
   Income (loss) from discontinued operations.............     0.19     (0.01)    (0.19)       --          --
   Cumulative effect on prior years of the application of
     SAB 101 "Revenue Recognition in Financial
     Statements"..........................................       --        --        --     (0.01)         --
                                                           --------  --------  --------  --------  ----------
   Net income (loss)...................................... $     --  $     --  $  (2.13) $   0.27  $     0.52
                                                           ========  ========  ========  ========  ==========
Pro forma amounts assuming application of SAB 101
  "Revenue Recognition in Financial Statements" is
  applied retroactively:
   Net income (loss) available to common
     stockholders......................................... $     30  $   (300) $(19,494) $ 27,993  $   56,954
                                                           ========  ========  ========  ========  ==========
   Earning (loss) per share:
       --Basic............................................ $     --  $  (0.04) $  (2.25) $   0.35  $     0.56
                                                           ========  ========  ========  ========  ==========
       --Diluted.......................................... $     --  $     --  $  (2.25) $   0.27  $     0.52
                                                           ========  ========  ========  ========  ==========
Weighted average shares used in per-share calculations:
       --Basic............................................    7,320     7,582     8,678    79,696     101,433
                                                           ========  ========  ========  ========  ==========
       --Diluted..........................................    7,320    77,050     8,678   101,867     108,612
                                                           ========  ========  ========  ========  ==========

                                                                           As of December 31,
                                                           --------------------------------------------------
                                                             1997      1998      1999      2000       2001
                                                           --------  --------  --------  --------  ----------
                                                                             (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1).............................. $ 35,049  $ 17,626  $ 87,364  $149,112  $  321,136
Working capital...........................................   59,076    57,416   128,973   369,861     591,103
Total assets..............................................  101,097   142,121   271,788   591,837   1,005,880
Total short-term debt.....................................    1,579    38,426    43,338    43,381      58,434
Total long-term debt......................................       --        --        --    12,048      12,048
Total stockholders' equity................................   72,513    72,336   165,720   412,319     681,887

--------
(1) Includes restricted cash of $5.2 million as of December 31, 2001.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

   We design, manufacture and market wireline and wireless broadband access and switching equipment that enables migration to next generation IP-based networks. Our operations are conducted primarily by our foreign subsidiaries that manufacture, distribute and support our products, principally in China. Our systems and products allow service providers to offer cost-efficient and expandable voice, data and Internet access services. Because our systems are based on widely adopted international communications standards, service providers can easily integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol and wireless network rollouts.

   We incorporated in Delaware in 1991. Since our incorporation, we have focused our resources on developing products for China's communications market. We shipped our first network access products in 1993. In 1995, we acquired StarCom Network Systems, Inc. and changed our name to UTStarcom, Inc. In 1996, we introduced our advanced, V5.1 and V5.2 compliant, multi-service network access platform, the AN-2000. Late in 1996, we introduced our PAS wireless access system. In December 1999, we completed the acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders. Wacos, Inc. is a research and development subsidiary that develops IP-based switching systems. In November 2001, we completed the acquisition of Advanced Communications Devices Corporation, or ACD, for $21.3 million. In addition, we issued shares of restricted common stock valued at $5.0 million to ACD employees who will continue to perform services for us, vesting over a period of five years or upon the achievement of certain performance milestones. The first milestone was met in December 2001, resulting in a charge of $1.3 million to operations. ACD is a System- on-Chip (SoC) semiconductor company focusing on LAN and IP switching technology. We conduct our operations in China through wholly owned subsidiaries and two joint ventures.

   We have derived substantially all of our revenues from sales of telecommunications equipment to service providers in China. However, we are currently expanding our sales to service providers in other growing communications markets outside of China. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period to period. The evaluation period for our products by potential customers may span a year or more and our business generally depends on a relatively small number of large deployments. We sell our products in China through a direct sales force.

   Approximately 90.3% of our net sales for the year ended December 31, 2001 and approximately 98.8% of our net sales for the year ended December 31, 2000 were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. Our first and second largest customers accounted for 6.6% and 5.9% of our net sales for the year ended December 31, 2001, and 9.0% and 5.0% of accounts receivable, respectively, as of December 31, 2001. Our first and second largest customers accounted for 12.1% and 6.0% of our net sales, respectively, for the year ended December 31, 2000 and 7.0% and 0.2% of the accounts receivable, respectively, as of December 31, 2000. Our first and second largest customers accounted for 30.2% and 10.7% of our net sales, respectively, in 1999 and 39.0% and 6.0% of the accounts receivable, respectively, as of December 31, 1999. 89.9% of our net sales during 2001 were to entities affiliated with the government of China. Accounts receivable balances from these entities or state owned enterprises were $192.8 million as of December 31, 2001. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

   Under China's current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without a license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. The State Council's product quality supervision department, in concert with the Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

   The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000 platform. We have applied for, but have not yet received, a network access license for our PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

   Additionally, business activity in China and many other countries in Asia declines considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have typically been lower than sales during the fourth quarter of the preceding year, and we expect this trend to continue. We do not have the ability to forecast with any degree of certainty the impact of the decreased business activity during the Lunar New Year on our sales and operating results.

   Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred as evidenced by customer acceptance, the fee is fixed or determinable and collectibility is reasonably assured. Where multiple elements exist in an arrangement, revenue is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenues from sales of telecommunications equipment involving significant production, modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage of completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

   Revenues from sales of telecommunications equipment incorporating software not considered incidental to the product as a whole ("software contracts") are recognized when persuasive evidence of an agreement exists, the product has been delivered as evidenced by customer acceptance, the fee is fixed or determinable and collectability is probable. Revenues from software contracts with multiple elements are recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met.

   Revenues from engineering service contracts are recognized upon completion of the project, or using the percentage of completion method when project costs can be reasonably estimated.

   Effective January 1, 2000, we adopted Staff Accounting Bulletin 101 ("SAB 101") issued by the Securities and Exchange Commission in December 1999. In light of the guidance issued in SAB 101, we changed our method of recognizing revenue for some contracts. We previously recognized revenue as contract stages were completed and accepted. We now recognize revenue upon final acceptance of the contract. In addition, some of our contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. We recorded a cumulative adjustment in the first quarter of fiscal 2000 of $1.0 million. The impact of the cumulative adjustment was a decrease in net income of $1.0 million or $0.01 per share, basic and diluted, for the year ended December 31, 2000.

   Cost of sales consists primarily of material costs, third party commissions, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers in China to manufacture and assemble most of our handsets.

   Our gross profit has been affected by product mix, average selling prices and material costs. Our gross profit, as a percentage of net sales, varies among our product families. The gross profit, as a percentage of net sales, on our handsets is very low compared to our other products. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales.

   Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of reduced sales. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization, and, as a result, our sales and marketing expenses will increase in future periods. We also expect that in support of our continued growth, general and administrative expenses will continue to increase for the foreseeable future.

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

   Net deferred stock compensation represents the difference between the fair value of common stock and the option exercise price for the options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. In connection with the grant of stock options to our employees, we recorded $5.0 million, $2.4 million and $15.9 million of net deferred stock compensation during the years ended December 31, 2001, 2000 and 1999, respectively. In connection with grants to non-employees during 1999, we recorded deferred compensation of $7.4 million. We recorded stock compensation expense of approximately $5.2 million during the year ended December 31, 2001, $11.6 million during the year ended December 31, 2000, and $5.6 million during the year ended December 31, 1999. At December 31, 2001, approximately $6.0 million of deferred stock compensation remained to be amortized.

   Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China, our acquisition of a minority interest in Wacos, Inc. and our acquisitions of Stable Gain International Ltd. and ACD.

   Consolidated equity in net income (loss) of affiliated companies comprises our 51.0% share of the earnings from our Guangdong manufacturing subsidiary, which is accounted for using the equity method, as we do not have voting control over all significant matters. We have entered into an agreement to purchase the remaining 49.0% equity interest and we are in the process of applying for the relevant governmental approvals.

   Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiary, UTStarcom China, and our joint venture, Hangzhou UTStarcom, which together accounted for approximately 90.1% of our revenues in 2001, will expire at the end of 2002. At that time, the tax rates for these two subsidiaries will increase from 7.5% to 15%, and from 10% to 15%, respectively, which will negatively impact our financial condition and results of operations by increasing our tax rate. Additionally, the Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. It is not certain whether the government will implement such a unified tax structure, or if implemented whether it will adversely affect our financial results.

   Minority interest in (earnings) loss of consolidated subsidiaries represents the share of earnings in Hangzhou UTStarcom, our Zhejiang manufacturing joint venture, that is owned by our joint venture partner.

Results of Operations

   The following table sets forth the percentage of net sales represented by certain items reflected in our consolidated statements of operations:

                                                                         Years Ended December 31,
                                                                        --------------------------
                                                                         1999      2000     2001
                                                                        -------   -------  -------
Percentage of Net Sales
Net sales..............................................................   100.0%    100.0%   100.0%
Cost of sales..........................................................    60.1      65.2     64.2
                                                                        -------   -------  -------
Gross profit...........................................................    39.9      34.8     35.8
Operating expenses:
   Selling, general and administrative.................................    18.7      13.1     12.1
   Research and development............................................    10.0      11.2      9.5
   Amortization of goodwill and intangible assets......................     0.2       1.3      1.2
   In-process research and development costs...........................     2.1        --      0.8
                                                                        -------   -------  -------
       Total operating expenses........................................    31.0      25.6     23.6
Operating income.......................................................     8.9       9.2     12.2
Interest and other income (expenses)...................................    (1.2)      2.9      0.5
Equity in net income (loss) of affiliated companies....................     0.7      (0.1)    (0.2)
                                                                        -------   -------  -------
Income before income taxes and minority interest.......................     8.4      12.0     12.5
Income tax expense.....................................................     0.3       3.8      3.2
Minority interest in earnings of consolidated subsidiaries.............    (1.1)     (0.6)    (0.2)
                                                                        -------   -------  -------
Income from continuing operations......................................     7.0       7.6      9.1
Loss from discontinued operations......................................    (0.9)       --       --
                                                                        -------   -------  -------
Net income before cumulative effect of change in accounting principle..     6.1       7.6      9.1
Beneficial conversion feature of Series F preferred stock..............   (16.0)       --       --
Cumulative effect on prior years of the application of SAB 101 "Revenue
  Recognition in Financial Statements".................................      --      (0.3)      --
                                                                        -------   -------  -------
Net income (loss) available to common stockholders.....................    (9.9)%     7.3%     9.1%
                                                                        =======   =======  =======

  Comparison of years ended December 31, 2001 and December 31, 2000

   Net Sales. Our net sales increased 70.0% to $626.8 million in 2001 from $368.6 million in 2000. This increase was primarily due to an increase in sales volume of our PAS and IP-based PAS systems. Sales of telecommunications equipment for the year ended December 31, 2001 were $438.9 million, an increase of $176.9 million or 67.5%, as compared to the corresponding period in 2000. Sales of subscriber handsets for the year ended December 31, 2001 were $187.9 million, an increase of $81.3 million or 76.3%, as compared to the corresponding period in 2000. Sales of telecommunications equipment and subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize such infrastructure. In 2001, no customer accounted for more than 10% our net sales. In 2000, sales to Hangzhou Telecommunications Bureau accounted for 12.1% of our net sales.

   Gross Profit. Gross profit increased 75.2% to $224.5 million in 2001 from $128.2 million in 2000. Gross profit, as a percentage of net sales, increased to 35.8% in 2001 from 34.8% in 2000. The increase in gross profit, as a percentage of net sales, was primarily due to increased margins on our handsets, which comprised 30.0% of net sales in 2001 compared to 28.9% in 2000.

   Selling, General and Administrative. Selling, general and administrative expenses increased 57.7% to $75.8 million in 2001 from $48.1 million in 2000. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. This increase was partly offset by a decrease in non-cash stock compensation expense which decreased to $2.5 million in 2001 from $4.7 million in 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 12.1% in 2001 from 13.1% in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to the anticipated growth of our business and operations.

   Research and Development. Research and development expenses increased 44.3% to $59.8 million in 2001 from $41.5 million in 2000. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts, partly offset by a decrease in non-cash stock compensation expense which decreased to $2.7 million in 2001 from $6.8 million in 2000. As a percentage of net sales, research and development expenses decreased to 9.5% in 2001 from 11.2% in 2000. This reduction was attributable to the decrease in non-cash compensation expense and an increase in sales in 2001. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

   Amortization of Intangible Assets. Amortization of intangible assets increased to $7.5 million in 2001 from $4.9 million in 2000. The increase in amortization of intangible assets was primarily due to the amortization of additional goodwill associated with the acquisition of Stable Gain, a software development company, for $11.0 million in the first quarter of 2001.

   In-Process Research and Development Costs. In-process research and development costs resulted from our acquisition of ACD in November 2001. The aggregate purchase price of ACD was approximately $21.3 million which, based upon an independent appraisal by Willamette Management Associates of the assets acquired and liabilities assumed, was allocated to the specifically identifiable tangible and intangible assets acquired. In connection with the ACD acquisition, $4.7 million of in-process research and development costs were charged to operations in November 2001. There were no in-process research and development charges in 2000.

   Interest Income (Expense), Net.   Interest income was $8.6 million in 2001
compared to interest income of $12.2 million in 2000. Interest expense was $3.9 million in 2001 compared to $3.3 million in 2000. Interest income decreased in 2001 due to lower interest rates, which was partially offset by higher average cash balances as a result of the completion of our follow-on public offering in July 2001. Interest expense increased due to higher borrowings in 2001 as compared to 2000.

   Other Income (Expenses), Net. Net other expense was $2.0 million in 2001 and net other income was $1.9 million in 2000. The decrease in other income in 2001 was primarily due to impairment write-downs of $3.4 million relating to our investment portfolio.

   Equity in Net Income (Loss) of Affiliated Companies. Consolidated equity in net loss of affiliated companies was $1.3 million in 2001 and $0.3 million in 2000. The change between the two periods was primarily due to the increase in losses at our Guangdong manufacturing subsidiary.

   Income Tax Expense. Income tax expense was $19.8 million in 2001 and $14.0 million in 2000. The increase in income tax expense was due to our increasing income. Our effective tax rate improved from 32% in 2000 to 25% in 2001 primarily due to a favorable settlement with the Internal Revenue Service upon examination of our corporate income tax returns filed for the years 1997, 1998 and 1999.

   Minority Interest in Earnings of Consolidated Subsidiaries. Minority interest in earnings of consolidated subsidiaries was $1.3 million in 2001 and $2.3 million in 2000. The change between the two periods was primarily due to the increased profitability at our Zhejiang manufacturing subsidiary.

  Comparison of years ended December 31, 2000 and December 31, 1999

   Net Sales. Our net sales increased 96.6% to $368.6 million in 2000 from $187.5 million in 1999. This increase was primarily due to an increase in sales volume of our PAS system. Sales of telecommunications equipment for the year ended December 31, 2000 were $262.1 million, an increase of $92.7 million or 54.7%, as compared to the corresponding period in 1999. Sales of subscriber handsets for the year ended December 31, 2000 were $106.6 million, an increase of $88.5 million or 489.0%, as compared to the corresponding period in 1999. In 2000, sales to Hangzhou Telecommunications Bureau accounted for 12.1% of our net sales. In 1999, sales to Xian Telecommunications Bureau and Kunming Telecommunications Bureau accounted for 30.2% and 10.7% of our net sales, respectively.

   Gross Profit. Gross profit increased 71.3% to $128.2 million in 2000 from $74.8 million in 1999. Gross profit, as a percentage of net sales, decreased to 34.8% in 2000 from 39.9% in 1999. The decrease in gross profit, as a percentage of net sales, was primarily due to increases in sales of lower margin handsets, which comprised 28.9% of net sales in 2000 compared to 9.6% in 1999.

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

   In-Process Research and Development Costs. There were no in-process research and development charges in 2000. In-process research and development costs in 1999 resulted from our acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders in December 1999. The aggregate purchase price of Wacos, Inc. was approximately $28.0 million which, based upon an independent appraisal by Willamette Management Associates of all the assets acquired and liabilities assumed, was allocated to the specifically identifiable tangible and intangible assets acquired. In connection with the Wacos acquisition, $4.0 million of in-process research and development costs were charged to operations in December 1999.

   Interest Income (Expense), Net. Net interest income was $8.9 million in 2000 and net interest expense was $1.0 million in 1999. The increase in interest income was primarily due to increased interest income from higher average cash balances as a result of the completion of our initial public offering in March 2000 and sale of our preferred stock in November and December 1999.

   Other Income (Expenses), Net. Net other income was $1.9 million in 2000 and net other expenses were $1.2 million in 1999. The increase in other income was primarily due to a one-time gain on non-trade receivables which related to receipts of balances previously considered doubtful.

   Equity in Net Income (Loss) of Affiliated Companies. Consolidated equity in net loss of affiliated companies was $0.3 million in 2000 and consolidated equity in net income of affiliated companies was $1.3 million in 1999. The change between the two periods was primarily due to the decrease in net income at our Guangdong manufacturing subsidiary.

   Income Tax Expense. Income tax expense was $14.0 million in 2000 and $0.6 million in 1999. The increase in the income tax expense was due to our increasing income.

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

Liquidity and Capital Resources

   Prior to our initial public offering we financed our operations through the sales of preferred stock and, to a lesser extent, bank lines of credit. In November and December 1999, we secured private equity financing totaling $55.0 million. In March 2000, we raised $189.4 million in net proceeds from our initial public offering in which we sold 11,500,000 shares of common stock. On August 3, 2001, we completed a follow-on public offering and sold an aggregate of 7,400,000 shares of common stock in which we raised net proceeds of $139.9 million.

   As of December 31, 2001 we had lines of credit totaling $260.2 million of which our total borrowings were $70.5 million, with the remainder available for future borrowings. Of the amount borrowed, $12.0 million was included in long-term debt. We are not a guarantor of any debt not included in the consolidated balance sheet. As of December 31, 2001, we had working capital of $591.1 million, including $321.1 million of cash and cash equivalents, $86.2 million of short-term investments and $58.4 million of Renminbi-denominated bank borrowings.

   During 2000, we invested $8.0 million and during 2001, we invested an additional $2.0 million in Softbank China (the "fund"), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. An entity affiliated with SOFTBANK CORP., SOFTBANK America Inc., is a significant stockholder in our company. Our investment constitutes 10.0% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90.0%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of our employees is employed by the fund. One of our directors serves as the Chief Executive Officer of the fund. Our Chief Executive Officer is the chairman of the board of the fund but has not participated in day-to-day management of the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the year ended December 31, 2001, based upon a review of the carrying value of this investment, an impairment charge of $1.7 million was recognized to provide for the other than temporary decline in the fair value below the carrying value of this investment. The balance remaining in this investment as of December 31, 2001 was $8.3 million.

   We have also invested directly in a number of private technology-based companies in the early stages of development. We continually evaluate the carrying value of these investments for possible impairment based on achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the fourth quarter of 2001, based upon a review of the carrying value of these investments, an impairment charge of $1.7 million was recognized to provide for the other than temporary decline in the fair value below the carrying value of these investments. Due to the risky nature of these investments, we may experience further losses in connection with our investment in Softbank China and our other investments in private technology companies.

   Net cash provided by operations in 2001 of $40.2 million was primarily due to net income of $57.0 million adjusted for depreciation and amortization expense of $18.5 million, amortization of deferred stock compensation expense of $5.2 million, non-qualified stock option exercise tax benefits of $15.3 million, inventory reserve of $11.1 million, allowance for doubtful accounts of $6.2 million and an increase in accounts payable, income taxes payable and other current liabilities and deferred revenue of $39.1 million, $3.4 million and $86.2 million, respectively. This was partially offset by an increase in inventories, accounts receivable and other current and non-current assets of $121.2 million, $39.2 million and $52.6 million, respectively. Net cash used in operations in 2000 of $46.2 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $63.5 million, $87.2 million and $4.9 million, respectively. The uses of cash were partially offset by net income of $27.0 million plus depreciation and amortization expense of $9.5 million, non-qualified stock option exercise tax benefits of $7.6 million, amortization of deferred stock compensation expense of $11.6 million, inventory reserve of $2.8 million, allowance for doubtful accounts of $6.0 million and an increase in accounts payable and other current liabilities and deferred revenue of $14.1 million and $28.0 million, respectively.

   Net cash used in investing activities in 2001 of $43.7 million was primarily due to purchases of property, plant and equipment of $30.2 million, investments in affiliates of $9.8 million, and net purchases of short-term investments of $2.1 million. Net cash used in investing activities in 2000 of $111.4 million was primarily due to the acquisition of property, plant and equipment of $19.5 million, investment in affiliates of $8.2 million, which included our $8.0 million investment in Softbank China, and net purchases of short-term investments of $83.8 million.

   We have purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. We have completed the design layout for a new manufacturing facility. Construction of the new facility is expected to be completed in 2003 at a projected cost of $70.0 million.

   We have entered into agreements to purchase the remaining minority interests in two of our joint ventures. In December 2001, we agreed to acquire the remaining 49% ownership in Guangdong UTStarcom, Ltd. for a total of $3.6 million in cash payable in 2002. In January 2002, we agreed to acquire the remaining 12% ownership in UTStarcom (Hangzhou) Telecommunication Company, Ltd. for a total of $14.5 million in cash payable in 2002.

   Net cash provided by financing activities in 2001 of $175.5 million was primarily due to $160.6 million of proceeds from our follow-on public offering of common stock in August 2001 and exercise of stock options, and net proceeds from borrowings under our line of credit arrangements of $15.1 million. Net cash provided by financing activities in 2000 of $219.3 million was primarily due to net proceeds of $198.2 million from the issuance of common stock through our initial public offering and exercise of stock options, and net proceeds of $20.8 million from borrowing under our lines of credit.

   Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. As of December 31, 2001, we were not engaged in any hedging activities and did not hold any derivative financial instruments.

Although the impact of currency fluctuations to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of December 31, 2001 was approximately $6.7 million.

   We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", as amended by SFAS No. 138. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We adopted SFAS No. 133 on January 1, 2001, and the adoption had no impact on our consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121).

   SFAS No. 141 is effective immediately, except with regard to business combinations that were initiated prior to July 1, 2001, which we accounted for using the purchase method of accounting. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and was adopted by us on January 1, 2002. The adoption of these accounting standards will eliminate amortization of goodwill commencing January 1, 2002. However, impairment reviews may result in future periodic write-downs. We expect, due to the elimination of goodwill amortization expense effective January 1, 2002, that net income will increase by approximately $7.3 million in 2002 because existing goodwill from the Wacos acquisition will no longer be amortized. SFAS No. 142 will also require us to perform a transitional assessment by June 30, 2002, to determine whether there is an impairment of goodwill. Any such transitional impairment loss will be recognized as a change in accounting principle in the consolidated statement of operations. We have not yet performed the initial goodwill impairment test prescribed in SFAS No. 142. However, we do not anticipate that such test will result in a significant impairment charge.

   On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121, and amends APB 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We do not expect that the adoption of SFAS No. 144 will have a significant impact on our consolidated financial statements.

                         Risks Relating to Our Company

Our future product sales are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly

   Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, some of which are outside of our control. As a result, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. Furthermore, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

   Factors that may affect our future operating results include:

  . the timing, number and size of orders for our products, as well as the relative mix of orders for each of our products, particularly the volume of lower margin handsets;

  .  cancellation, deferment or delay in implementation of large contracts;

  . the evolving and unpredictable nature of the economic, regulatory, competitive and political environments in China and other countries in which we market or plan to market our products;

  .  price reductions by our competitors;

  .  changes in our customers' subscriber growth rate;

  .  currency fluctuations;

  .  market acceptance of our products and product enhancements;

  . the lengthy and unpredictable sales cycles associated with sales of our products combined with the impact of this variability on our suppliers' ability to provide us with components on a timely basis;

  . longer collection periods of accounts receivable in China and other countries; and

  . the decline in business activity we typically experience during the Lunar New Year, which leads to decreased sales during our first fiscal quarter.

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

Competition in our markets may lead to reduced prices, revenues and market share

   We are increasingly facing intense competition in our target markets, especially from domestic companies in China. We believe that our strongest competition in the future may come from these companies, many of which operate under lower cost structures and more favorable governmental policies and have much larger sales forces than we do. Furthermore, other companies not presently offering competing products may also enter our target markets, particularly with the reduction of trade restrictions as a result of China's admission to the World Trade Organization, or WTO. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may also be able to offer significant financing arrangements to service providers, in some cases facilitated by government policies, which is a competitive advantage in selling systems to service providers with limited financial and currency resources. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, financial condition and results of operations.

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

   The introduction of inexpensive wireless telephone service or other competitive services in China may also have an adverse impact on sales of our PAS systems and handsets in China. We may not be able to compete successfully against current or future competitors, and competitive pressures in the future may materially adversely affect our business, financial condition and results of operations.

Because contracts and purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings

   As of December 31, 2001, our backlog totaled approximately $360.7 million, compared to approximately $191.2 million as of December 31, 2000. We include in our backlog contracts and purchase orders for which we anticipate delivery to occur within 12 months and products delivered but for which final acceptance has not yet been received. Because contracts and purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings. In addition, we have a number of large contracts under which realization of our backlog is dependent on the successful implementation of our products by our customers and in some cases, the successful development of regional infrastructures.

Our business may suffer if we are unable to collect payments from our customers on a timely basis

   Our customers often must make a significant commitment of capital to purchase our products. As a result, any downturn in a customer's business that affects the customer's ability to pay us could harm our financial condition. Moreover, accounts receivable collection cycles historically tend to be much longer in China than in other markets. The failure of any of our customers to make timely payments could require us to write-off accounts receivable or increase our accounts receivable reserves, either of which could adversely affect our financial condition.

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

   From time to time, our competitors or we may announce new products or product enhancements, technologies or services that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, including the possible adoption and implementation of third generation, or 3G systems, resulting in inventory obsolescence. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete.

   Even if we are able to develop and introduce new products, they may not gain market acceptance. Market acceptance of our products will depend on various factors including:

  .  our ability to obtain necessary approvals from regulatory organizations;

  .  the perceived advantages of the new products over competing products;

  . our ability to attract customers who have existing relationships with our competitors;

  .  product cost relative to performance; and

  .  the level of customer service available to support new products.

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

Our business will suffer if we are unable to deliver quality products on a timely and cost effective basis

   Our operating results depend on our ability to manufacture products on a timely and cost effective basis. In the past, we have experienced reductions in yields as a result of various factors, including defects in components and human error in assembly. If we experience deterioration in manufacturing performance or a delay in production of any of our products, we could experience delays in shipments and cancellations of orders. Moreover, networking products frequently contain undetected software or hardware defects when first introduced or as new versions are released. In addition, our products are often embedded in or deployed in conjunction with service providers' products, which incorporate a variety of components produced by third parties. As a result, when a problem occurs, it may be difficult to identify the source of the problem. These problems may cause us to incur significant warranty and repair costs, divert the attention of our engineering personnel from our product development efforts and cause significant customer relation problems or loss of customers, any one of which could harm our business.

   We contract with third parties in China to undertake high volume manufacturing and assembly of our handsets. In addition, we sometimes use third parties for high volume assembly of circuit boards. We do not have any long term contracts with these third party manufacturers, and in the event that these manufacturers are unable or unwilling to continue to manufacture our products, we may be unable to secure alternative manufacturers or could experience delays in qualifying new manufacturers. We currently manufacture internally only a very limited quantity of our handsets. However, if future demand for our handsets requires additional manufacturing capacity, we may invest in and build additional manufacturing facilities, most likely in China. However, new manufacturing facilities may not attain the same quality or level of efficiencies as those of our existing third party manufacturers.

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

   Our ability to source a sufficient quantity of high quality components used in our products may be limited by China's import restrictions and duties. We require a significant number of imported components to manufacture our products in China. Imported electronic components and other imported goods used in the operation of our business are subject to a variety of permit requirements, approval procedures, import duties and registration requirements. Non-payment of required import duties could subject us to penalties and fines and could adversely affect our ability to manufacture and sell our products in China. In addition, import duties increase the cost of our products and may make them less competitive.

   In particular, an integral component of our PAS system is the handset used by subscribers to make and receive mobile telephone calls. Our inability to obtain a sufficient number of high quality components and assemblies for handsets could severely harm our business. From time to time, there has been a worldwide shortage of handsets, and there currently exists a shortage of low-priced handsets, which we have found to be popular with many consumers in China. We have only used third parties to assemble and manufacture handsets in China for us for a limited period of time. These manufacturers may be unable to produce adequate quantities of high-quality handsets to meet the demand of our customers.

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

  .  increased competition;

  .  aggressive price reductions by competitors; and

  .  rapid technological change.

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

Shifts in our product mix may result in declines in gross profit, as a percentage of net sales

   Our gross profit, as a percentage of net sales, varies among our product groups. Our gross profit, as a percentage of net sales, is generally higher on our access network system products and is significantly lower on our handsets. We also anticipate that the gross profit, as a percentage of net sales, may be lower for our newly developed products due to start-up costs and may improve as unit volumes increase and efficiencies can be realized. Our overall gross profit, as a percentage of net sales, has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce manufacturing costs. As a result of a growth in sales of lower margin handsets we have experienced a decline in overall gross profit, as a percentage of net sales. We are likely to continue to experience downward pressure on our gross profit, as a percentage of net sales.

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

Our inability to exercise complete control over a subsidiary may be detrimental to our business

   A considerable portion of our operations is and will continue to be conducted through direct and indirect subsidiaries. For example, we currently own a 51.0% interest in a joint venture that operates the Guangdong manufacturing facility. However, even though we own a majority interest in this joint venture, we do not have sole power to control all of the policies and decisions of this jointly-owned subsidiary. Under the law of China governing Sino-foreign joint ventures, equity holders exercise rights primarily through the board of directors, which constitutes the highest authority of the joint venture. Although we own a majority of the Guangdong joint venture, we are only entitled to appoint a minority of the directors to the joint venture's board of directors, which prevents us from controlling the actions of the board. China law requires unanimous approval of the board of directors for some significant corporate actions, including:

  .  amendment of the Articles of Association of the joint venture;

  .  liquidation or dissolution of the joint venture;

  . any increase, decrease or transfer of equity interests of any party to the joint venture; and

  .  a merger of the joint venture with another economic entity.

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

Our multi-national operations subject us to various economic, political, regulatory and legal risks

   We market and sell our products in China and other markets, including Taiwan and India. The expansion of our existing multi-national operations and entry into additional international markets will require significant management attention and financial resources. Multi-national operations are subject to inherent risks, including:

  . difficulties in designing products that are compatible with varying international communications standards;

  . longer accounts receivable collection periods and greater difficulty in accounts receivable collection;

  . unexpected changes in regulatory requirements or the regulatory environment;

  .  changes in governmental control or influence over our customers;

  . changes to import and export regulations, including quotas, tariffs and other trade barriers;

  .  delays or difficulties in obtaining export and import licenses;

  . potential foreign exchange controls and repatriation controls on foreign earnings;

  .  exchange rate fluctuations and currency conversion restrictions;

  .  the burdens of complying with a variety of foreign laws and regulations;

  .  difficulties and costs of staffing and managing multi-national operations;

  .  reduced protection for intellectual property rights in some countries;

  .  potentially adverse tax consequences; and

  .  political and economic instability.

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

We are subject to risks relating to currency exchange rate fluctuations

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

Our failure to meet international and governmental product standards could be detrimental to our business

   Many of our products are required to comply with numerous government regulations and standards, which vary by market. As standards for products continue to evolve, we will need to modify our products or develop and support new versions of our products to meet emerging industry standards, comply with government regulations and satisfy the requirements necessary to obtain approvals. Our inability to obtain regulatory approval and meet established standards could delay or prevent our entrance into or force our departure from particular markets.

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

   Our expansion has placed and will continue to place a significant strain on our management, operational, financial and other resources. To manage our growth effectively, we will need to take various actions, including:

  .  enhancing management information systems and forecasting procedures;

  . further developing our operating, administrative, financial and accounting systems and controls;

  . maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

  .  expanding, training and managing our employee base; and

  .  expanding our finance, administrative and operations staff.

We have only recently become profitable and may not be able to sustain profitability

   We have only recently become profitable and may not be able to remain profitable in future periods. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to remain profitable. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and significant fixed costs. Our past results should not be relied on as an indication of our future performance.

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

   To effectively manage our recent growth as well as any future growth, we will need to recruit, train, assimilate, motivate and retain qualified employees. Competition for qualified employees is intense, and the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. We are actively searching for research and development engineers and sales and marketing personnel, who are in short supply. Additionally, we have a need for and have experienced difficulty in finding qualified accounting personnel knowledgeable in U.S. and China accounting standards who are resident in China. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed.

   Competitors and others have in the past and may in the future attempt to recruit our employees. In addition, companies in the communications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may be the subject of these types of claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation and disruption to our operations. We could incur substantial costs in defending ourselves against these claims, regardless of their merit.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute our stockholders and harm our operating results

   We may acquire complementary businesses, products and technologies. For example, in November 2001, we acquired Advanced Communication Devices Corporation, a system on chip semiconductor company. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of the acquired company.

We may be unable to adequately protect our intellectual property and may be subject to claims that we infringe the intellectual property of others, either of which could substantially harm our business

   We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for patents in the United States, three of which have been issued. We have also filed patent applications in other countries. Additional patents may not be issued from our pending patent applications and our issued patents may not be upheld. In addition, we have, from time to time, chosen to abandon previously filed applications. Moreover, we have not yet obtained, and may not be able to obtain, patents in China on our products or the technology that we use to manufacture our products. Our subsidiaries and joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.

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

We have been named as a defendant in securities litigation

   On October 31, 2001, a putative stockholder class action lawsuit was filed against our company, some of our directors and officers and various underwriters for our initial public offering. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in federal court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. We believe we have meritorious defenses to the claims against us and intend to defend the litigation vigorously. However, as litigation is by its nature uncertain, an unfavorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, or financial condition.

 Risks Relating to the Structure and Regulation of China's Telecommunications
                                   Industry

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

   At the end of May 2000, we became aware of an internal notice, circulated within the Ministry of Information Industry, announcing a review of PHS-based telecommunications equipment for future installation into China's telecommunications infrastructure. The Ministry of Information Industry requested service providers to temporarily halt new deployments of PHS-based telecommunications equipment, including our PAS systems and handsets, pending conclusion of a review by the Ministry of Information Industry. Subsequently, at the end of June 2000, the Ministry of Information Industry issued a notice stating that it had concluded its review of PHS-based equipment and that the continued deployment of PHS-based systems, such as our PAS systems and handsets, in China's county-level cities and towns and villages would be permitted. In addition, the notice stated that deployments within large and medium-sized cities would only be allowed in very limited areas of dense population, such as campuses, commercial buildings and special development zones. The notice confirmed, however, that new citywide deployments of our PAS system in large and medium cities would not be permitted. Failure of the Ministry of Information Industry to permit the sale or deployment of our PAS systems and handsets, or the sale or deployment of our other products, or the imposition of additional limitations on their sale in the future could have a material adverse effect on our business and financial condition. The Ministry of Information Industry may conduct further reviews or evaluations of PHS-based telecommunications equipment or may change its position regarding PHS-based systems in the future.

China's telecommunications regulatory framework is in the process of being developed, which has led to uncertainties regarding how to conduct our business in China

   China does not yet have a national telecommunications law. However, with China's recent admission into the WTO the Ministry of Information Industry, under the direction of the State Council, must shortly present the first draft of the Telecommunications Law of the People's Republic of China for ultimate submission to the National People's Congress for review and adoption. We do not know the nature and scope of regulation that the Telecommunications Law would create. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

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

Our business may suffer as a result of the recent restructuring of China Telecom

   In February 1999, the State Council approved a restructuring plan for the China Telecom system, under which the telecommunications operations of the China Telecom system were separated along four business lines: fixed line, mobile, paging and satellite communications services. Following the announcement, we observed a reduction in orders from Telecommunications Bureaus, which we attributed to the uncertainties surrounding the restructuring and the ultimate impact the restructuring would have on the Telecommunications Bureaus.

   On December 11, 2001, the Chinese government announced that China Telecom would be further split into two entities by region, Northern and Southern. The 10 Northern provinces, municipalities and autonomous regions of China Telecom will be merged with China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. to form a new company which we refer to as the New CNC. The remaining 21 provinces, municipalities and autonomous regions will constitute the Southern entity, which will keep the name of China Telecom. The New CNC will inherit 30% of the old China Telecom's national backbone network, with the rest going to the New China Telecom. As this change is very recent and its implementation is ongoing, we cannot be certain what impact the restructuring will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our Telecommunications Bureau customers associated with the restructuring. Moreover, following any restructuring, the New CNC, the New China Telecom or any other entity that may replace it as a result of any subsequent restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

We do not have some of the licenses we are required to have to sell our network access products in China

   Under China's current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in

China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. The State Council's product quality supervision department, in concert with the Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

   The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000 platform. We have applied for, but have not yet received, a network access license for our PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business and financial condition.

Software incorporated in our products has not been registered in accordance with relevant Chinese regulations, and our ability to sell the products incorporating the software may be affected

   In October 2000, the Ministry of Information Industry issued regulations which prohibit the production and sale of software products, or products incorporating software, in China unless the software is registered with the government. We are in the process of applying for registration of our software. Based upon verbal advice received from the Ministry of Information Industry, we believe that we will be able to continue to sell products incorporating our software during the period in which the regulations are being implemented and our applications are pending. However, this implementation period may not last long enough for us to complete the registration of our software. Moreover, the Chinese government may interpret or apply the regulations in such a way as to prohibit sales of products incorporating our unregistered software prior to registration. If the government prohibits sales pending registration, or if we fail in our efforts to register our software, we could be prohibited from making further sales of products incorporating our unregistered software in China, which could substantially harm our business and financial condition.

Most of our customers in China are part of the China Telecom system and are subject to its ultimate control, and, following the restructuring of China Telecom, most will be part of the New China Telecom or the New CNC and will be subject to their ultimate control

   Our main customers in China are the local Telecommunications Bureaus, which operate under China Telecom, China's state-owned fixed line operator, and are subject to its ultimate control. The Telecommunications Bureaus will operate under the ultimate control of the New China Telecom or the New CNC after the restructuring of China Telecom. Policy statements may be issued, or decisions may be made by these entities, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999 China Telecom prohibited all Telecommunications Bureaus from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by the Ministry of Information Industry. As most of our sales are generated from our operations in China, any decisions by China Telecom and, thereafter, the New China Telecom or the New CNC, restricting or prohibiting the sales or deployment of our products could cause substantial harm to our business.

Our ability to sell our PAS wireless systems and handsets could be significantly impaired if China Telecom or the resulting organizations following the reorganization of China Telecom are granted or otherwise acquire mobile licenses, which will allow China Telecom or such resulting entities to deliver cellular services

   China Telecom holds and operates and, after the restructuring, the New China Telecom and the New CNC will hold and operate, the fixed line telephone and data communications assets in China and will be prohibited from offering cellular services. To offer wireless services to end users, the Telecommunications Bureaus must offer services that can be delivered over wireline networks, such as those delivered over our PAS wireless systems and handsets. China's media sources have widely reported that after the restructuring of China Telecom, the Ministry of Information Industry may grant mobile licenses to either one or both of the New CNC and the New China Telecom. If the Ministry of Information Industry does grant a mobile license to the New China Telecom or the New CNC, or if such entities otherwise acquire mobile licenses, local Telecommunications Bureaus will be free to offer cellular services, such as GSM or CDMA, to their customers and they may therefore elect not to deploy our PAS systems and handsets. If this were to occur, we could lose current and potential customers for our PAS systems and handsets, and our financial condition and results of operations could be harmed.

Changes in telecommunications rates or pricing policies may result in decreased demand for our products

   In November 2000, the Ministry of Information Industry announced significant changes in rates for telecommunications services in China. While long distance, international, leased line and Internet connection fees were cut by up to 70%, the rates for local telephone services, which include certain types of wireless access services such as those offered over our PAS systems and handsets, were increased, from approximately $0.01 per minute to approximately $0.02 per minute. The increase in rates may result in a reduced demand by end users for wireless services delivered over our PAS system and a corresponding decline in demand for our products. Additionally, the Ministry of Information Industry may implement future rate changes for wireline or wireless services in China or change telecommunications pricing policies, including allowing carriers to set prices based on market conditions, any of which may lead to reduced demand for our systems and products and result in a material adverse effect on our business or results of operations.

               Risks Relating to Conducting Operations in China

Sales in China have accounted for most of our sales, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China

   Approximately $565.9 million, or 90.3%, of our net sales in fiscal 2001, $364.0 million, or 98.8%, of our net sales in fiscal 2000, and $183.6 million, or 97.9%, of our net sales in fiscal 1999, occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 75.3% as of December 31, 2001, 75.0% as of December 31, 2000, and 53.7% as of December 31, 1999 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Devaluation in the value of the Renminbi and fluctuations in exchange rates could adversely affect our financial results

   Exchange rate fluctuations could have a substantial negative impact on our financial condition and results of operations. We purchase substantially all of our materials in the United States and Japan and a significant portion of our cost of goods sold is incurred in U.S. dollars and Japanese yen. A significant portion of our operating expenses are incurred in U.S. dollars. At the same time, most of our sales are denominated in Renminbi. The value of the Renminbi is fixed by China's national government and is subject to changes in China's governmental policies and to international economic and political developments. China may choose to devalue the Renminbi against the U.S. dollar. Additionally, China's government has considered from time to time whether to partially or fully abandon the official exchange rate for Renminbi to the U.S. dollar. The abandonment of this official exchange rate policy may lead to sharp depreciation of the Renminbi against the U.S. dollar and other foreign currencies and to significantly more volatility in the Renminbi exchange rate in the future, both of which would adversely affect our financial results and make our future results more subject to fluctuation.

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

Currency restrictions in China may limit the ability of our subsidiaries and joint ventures in China to obtain and remit foreign currency necessary for the purchase of imported components and may limit our ability to obtain and remit foreign currency in exchange for Renminbi earnings

   China's government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under the current foreign exchange control system, sufficient foreign currency may not be available to satisfy our currency needs. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components which we export to them and for technology licensing fees. We may also experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency.

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

China subjects foreign investors in the telecommunications industry to ownership and geographic limitations

   China's government and its agencies, including the Ministry of Information Industry and the State Council, regulate foreign investment in the telecommunications industry through the promulgation of various laws and regulations and the issuance of various administrative orders and decisions. Currently, foreign investors may engage in such activities only in accordance with certain ownership and geographic limitations. China may promulgate new laws or regulations, or issue administrative or judicial decisions or interpretations, which would further restrict or bar foreigners from engaging in telecommunications-related activities. The promulgation of laws or regulations or the issuance of administrative orders or judicial decisions or interpretations restricting or prohibiting telecommunications activities by foreigners could have a substantial impact on our ongoing operations.

Governmental policies in China could impact our business

   Since 1978, China's government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China's political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China's political, economic and social conditions and governmental policies which could have a substantial impact on our business include:

  . new laws and regulations or the interpretation of those laws and regulations;

  .  the introduction of measures to control inflation or stimulate growth;

  .  changes in the rate or method of taxation;

  . the imposition of additional restrictions on currency conversion and remittances abroad; and

  . any actions which limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

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

China's entry into the World Trade Organization creates uncertainty as to the future economic and business environments in China

   China's entry into the WTO was approved in September 2001. Entry into the WTO will require China to further reduce tariffs and eliminate non-tariff barriers, which include quotas, licenses and other restrictions by

2005 at the latest. While China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from international companies. China's entry into the WTO could have a negative impact on China's economy with a resulting negative impact on our business.

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer

   Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. Two of our principal subsidiaries, UTStarcom China and Hangzhou UTStarcom, accounted for approximately 90.1% of our revenues in 2001. The tax holidays applicable to, UTStarcom China will expire at the end of 2002. At that time, the tax rate will increase from 7.5% to 15% and will negatively impact our financial condition and results of operations. The tax holiday applicable to our other principal subsidiary, Hangzhou UTStarcom, expired in 2001 and is now subject to annual review. Consequently, its tax rate could increase from 10% to 15% if it is unable to maintain a tax holiday in 2002. If we are unable to extend this tax holiday to 2002, our financial condition and results of operations may be negatively impacted. Additionally, the Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, UTStarcom will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

We may be exposed to contingent tax liabilities in China resulting from our failure to withhold sufficient amounts for China's income tax purposes

   We employ a number of U.S. citizens who work on a full time basis in China. These expatriate employees participate in our stock option plans and have exercised a number of options granted under the plans. The option exercises generated income that may be subject to personal income taxes under China's income tax laws. We did not withhold China income taxes on the option exercises, and the employees have not yet paid any taxes in China that may be due. Should the employees fail to pay the income taxes, we may be liable for such taxes in our capacity as withholding agent. In the event that it is determined that taxes are due in China, we, on behalf of our employees, will apply for a refund from the U.S. tax authorities corresponding to the amount of the foreign tax credit which would then be applicable. The refund amounts are required to be paid to us by the employees who receive them. In addition, our failure to collect and remit China withholding tax may also subject us to penalties.

China's legal system embodies uncertainties that could negatively impact our business

   China has a civil law system. Decided court cases do not have binding legal effect on future decisions. Since 1979, many new laws and regulations covering general economic matters have been promulgated in China. Despite this activity to develop the legal system, China's system of laws is not yet complete. Even where adequate law exists in China, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. The relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation. Further, interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Moreover, government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence.

   China has adopted a broad range of related laws, administrative rules and regulations that govern the conduct and operations of foreign investment enterprises and restrict the ability of foreign companies to conduct business in China. These laws, rules and regulations provide some incentives to encourage the flow of investment into China, but also subject foreign companies, and foreign investment enterprises, including our subsidiaries in China, to a set of restrictions that may not always apply to domestic companies in China. As a result of its admission into the WTO, China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies. These special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises may still place us and our subsidiaries at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position. Moreover, as China's legal system develops, the promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors and companies.

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

                    Risks Relating to Our Stock Performance

Our stock price is highly volatile

   The trading price of our common stock has fluctuated significantly since our initial public offering in March 2000. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

     .  actual or anticipated fluctuations in operating results;

     . changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;

     . changes in governmental regulations or policies in China, such as the temporary suspension of sales of our PAS systems that occurred in May and June of 2000, which caused our stock price to drop;

     . our, or a competitor's, announcement of new products, services or technological innovations; and

     .  the operating and stock price performance of other comparable companies.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., has significant influence over our management and affairs, which it could exercise against your best interests

   SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., beneficially own 40.85% of our outstanding stock. As a result, SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have the ability to exercise significant influence over all matters submitted to our stockholders for approval and exert significant influence over our management and affairs. This concentration of ownership may delay or prevent a change of control or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. Matters that could require stockholder approval include:

     .  election and removal of directors;

     .  merger or consolidation of our company; and

     .  sale of all or substantially all of our assets.

   The interests of SOFTBANK America Inc. may not always coincide with our interests. SOFTBANK America Inc., acting through its designees on the Board of Directors and through its ownership of voting securities, will have the ability to exercise significant influence over our actions irrespective of the desires of our other stockholders or directors.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders

   Other companies may seek to acquire or merge with us. An acquisition or merger of our company could result in benefits to our stockholders, including an increase in the value of our common stock. Some provisions of our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

  .  authorizing the Board of Directors to issue additional preferred stock;

  .  prohibiting cumulative voting in the election of directors;

  .  limiting the persons who may call special meetings of stockholders;

  .  prohibiting stockholder action by written consent;

  . creating a classified Board of Directors pursuant to which our directors are elected for staggered three year terms; and

  . establishing advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted on by stockholders at stockholder meetings.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   UTStarcom is exposed to the impact of interest rate changes and changes in foreign currency exchange rates.

   Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities of less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market risk. Funds in excess of current operating requirements are invested in government sponsored entities' notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax exempt instruments. In accordance with our investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

   The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2001:

           (In thousands, except interest rates)
           Cash and cash equivalents........................ $321,136
           Average interest rate............................     1.2%
           Short-term investments........................... $ 86,176
           Average interest rate............................     3.8%
           Total investment securities...................... $407,312
           Average interest rate............................     1.8%

   Foreign Exchange Rate Risk. We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of December 31, 2001 was approximately $6.7 million.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                                                Page
                                                                                                ----
Financial Statements:
   Report of Independent Accountants...........................................................  54
   Consolidated Balance Sheets at December 31, 2001 and December 31, 2000......................  55
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999..  56
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999..................................................................................  57
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999..  59
   Notes to Consolidated Financial Statements..................................................  60

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of UTStarcom, Inc.:

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries (the Company) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 3 to the Consolidated Financial Statements, in 2000 the Company changed its method of accounting for revenue recognition.

/s/  PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 14, 2002

                                UTSTARCOM, INC.

                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                     December 31,
                                                                                 --------------------
                                                                                    2001       2000
                                                                                 ----------  --------
                                    ASSETS
Current assets:
   Cash and cash equivalents.................................................... $  321,136  $149,112
   Short-term investments.......................................................     86,176    83,858
   Accounts receivable, net of allowances for doubtful accounts of $19,053 and
     $12,835 at December 31, 2001 and 2000, respectively........................    193,046   161,330
   Receivable from related parties..............................................      1,670       406
   Inventories, net.............................................................    229,050   118,995
   Other current assets.........................................................     65,397    17,674
                                                                                 ----------  --------
Total current assets............................................................    896,475   531,375
Property, plant and equipment, net..............................................     43,942    21,999
Long-term investments...........................................................     17,818    12,397
Goodwill and intangible assets, net.............................................     38,992    20,238
Other long-term assets..........................................................      8,653     5,828
                                                                                 ----------  --------
       Total assets............................................................. $1,005,880  $591,837
                                                                                 ==========  ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................. $   83,649  $ 44,564
   Short-term debt..............................................................     58,434    43,381
   Income taxes payable.........................................................     10,536     7,170
   Deferred revenue.............................................................     76,424    31,678
   Other........................................................................     76,329    34,721
                                                                                 ----------  --------
Total current liabilities.......................................................    305,372   161,514
                                                                                 ----------  --------
Long-term debt..................................................................     12,048    12,048
Minority interest in consolidated subsidiaries..................................      6,573     5,956

Commitments and Contingencies (Note 19)

Stockholders' equity:
   Preferred stock: $.00125 par value; authorized: 5,000,000 shares; issued and
     outstanding: none at December 31, 2001 and 2000............................         --        --
   Common stock: $.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 109,302,816 at December 31, 2001 and 95,032,657 at
     December 31, 2000..........................................................        138       120
   Additional paid-in capital...................................................    638,697   426,665
   Deferred stock compensation..................................................     (6,045)   (6,491)
   Retained earnings (accumulated deficit)......................................     49,146    (7,808)
   Notes receivable from stockholders...........................................       (381)     (314)
   Accumulated other comprehensive income.......................................        332       147
                                                                                 ----------  --------
Total stockholders' equity......................................................    681,887   412,319
                                                                                 ----------  --------
       Total liabilities and stockholders' equity............................... $1,005,880  $591,837
                                                                                 ==========  ========

         See accompanying notes to consolidated financial statements.