Form 10-K/A
period 2001-12-31
UTSTARCOM INC
filed 2002-02-11
CIK 1030471

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-K/A

                         AMENDMENT NO. 1 TO FORM 10-K


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

================================================================================

   This Amendment No. 1 to the Annual Report on Form 10-K/A is being filed solely for the purpose of including the last 43 pages of the document that, as a result of technical difficulties, were inadvertently not transmitted with the original filing of the Form 10-K on February 11, 2002.

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

                                UTSTARCOM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                                   Years Ended December 31,
                                                                                                 ----------------------------
                                                                                                   2001      2000      1999
                                                                                                 --------  --------  --------
Net sales....................................................................................... $626,840  $368,646  $187,516
Cost of sales (includes stock compensation expense of $41, $90, and $12)........................  402,292   240,465   112,703
                                                                                                 --------  --------  --------
Gross profit....................................................................................  224,548   128,181    74,813
                                                                                                 --------  --------  --------
Operating expenses:
   Selling, general and administrative expenses (includes stock compensation expense of
    $2,499, $4,676, and $4,256).................................................................   75,764    48,055    35,122
   Research and development expenses (includes stock compensation expense of $2,660, $6,795,
    and $1,285).................................................................................   59,809    41,452    18,648
   Amortization of goodwill and intangible assets...............................................    7,527     4,894       332
   In-process research and development costs....................................................    4,720        --     3,992
                                                                                                 --------  --------  --------
Total operating expenses........................................................................  147,820    94,401    58,094
                                                                                                 --------  --------  --------
Operating income................................................................................   76,728    33,780    16,719
Interest income.................................................................................    8,572    12,195     2,010
Interest expense................................................................................   (3,909)   (3,311)   (3,057)
Other income (expense)..........................................................................   (2,016)    1,945    (1,165)
Equity in net income (loss) of affiliated companies.............................................   (1,276)     (288)    1,348
                                                                                                 --------  --------  --------
Income before income taxes, minority interest and cumulative effect of a change of
 accounting principle...........................................................................   78,099    44,321    15,855
Income tax expense..............................................................................   19,823    14,021       626
                                                                                                 --------  --------  --------
Income before minority interest and cumulative effect of a change in accounting principle.......   58,276    30,300    15,229
Minority interest in (earnings) of consolidated subsidiaries....................................   (1,322)   (2,307)   (2,110)
                                                                                                 --------  --------  --------
Income from continuing operations...............................................................   56,954    27,993    13,119
Loss from discontinued operations...............................................................       --        --    (1,656)
                                                                                                 --------  --------  --------
Net income before cumulative effect of a change of accounting principle.........................   56,954    27,993    11,463
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in
 Financial Statements"..........................................................................       --      (980)       --
                                                                                                 --------  --------  --------
Net income......................................................................................   56,954    27,013    11,463
Beneficial conversion feature of Series F convertible preferred stock...........................       --        --   (29,977)
                                                                                                 --------  --------  --------
Net income (loss) available to common stockholders.............................................. $ 56,954  $ 27,013  $(18,514)
                                                                                                 ========  ========  ========
Basic earnings (loss) per share:
   Income (loss) from continuing operations..................................................... $   0.56  $   0.35  $  (1.94)
   Loss from discontinued operations............................................................       --        --     (0.19)
   Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in
    Financial Statements".......................................................................       --     (0.01)       --
                                                                                                 --------  --------  --------
   Net income (loss)............................................................................ $   0.56  $   0.34  $  (2.13)
                                                                                                 ========  ========  ========
Diluted earnings (loss) per share:
   Income (loss) from continuing operations..................................................... $   0.52  $   0.28  $  (1.94)
   Loss from discontinued operations............................................................       --        --     (0.19)
   Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in
    Financial Statements".......................................................................       --     (0.01)       --
                                                                                                 --------  --------  --------
   Net income (loss)............................................................................ $   0.52  $   0.27  $  (2.13)
                                                                                                 ========  ========  ========
Weighted average shares used in per-share calculations:
   --Basic......................................................................................  101,433    79,696     8,678
                                                                                                 ========  ========  ========
   --Diluted....................................................................................  108,612   101,867     8,678
                                                                                                 ========  ========  ========

         See accompanying notes to consolidated financial statements.

                       UTSTARCOM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)


                                                      Convertible                                    Deferred    Retained
                                                    Preferred Stock      Common Stock     Additional  Stock      Earnings
                                                  ------------------  -------------------  Paid-in   Compen-   (Accumulated
                                                    Issued     Amount   Shares     Amount  Capital    sation     Deficit)
                                                  -----------  ------ -----------  ------ ---------- --------  ------------
Balances, December 31, 1998......................  59,635,754   $ 74    9,172,864   $12    $ 88,848  $    (17)   $(16,307)
Common stock issued upon exercise of options.....                         548,219               530
Reacquired common stock..........................                           7,692                (7)
Stock reclassification...........................    (549,448)    (1)     549,448     1
Notes receivable from stockholders...............
Deferred stock compensation related to grant of
 stock options to employees......................                                            15,937   (15,937)
Amortization of deferred stock compensation
 related to grant of stock options to employees..                                                       5,553
Deferred stock compensation related to grant of
 stock options to non-employees..................                                             7,391    (7,391)
Distribution to stockholders.....................                                            (6,550)
Issuance of preferred stock at $8.127 per share,
 net of issuance costs of $41....................   6,767,316      9                         54,950
Issuance of preferred stock for Wacos
 acquisition.....................................   4,523,700      6                         27,616
Dividend related to beneficial conversion feature
 to issuance of Series F preferred stock in
 December 1999...................................                                            29,977               (29,977)
Retirement of Treasury Stock.....................                      (1,348,386)
Net income.......................................                                                                  11,463
                                                  -----------   ----  -----------   ---    --------  --------    --------
Balances, December 31, 1999......................  70,377,322     88    8,929,837    13     218,692   (17,792)    (34,821)
Common stock issued upon Initial Public
 Offering, net of expenses.......................                      11,500,000    14     189,391
Conversion of preferred stock to common stock
 upon Initial Public Offering.................... (70,377,322)   (88)  70,377,322    88
Exercise of common stock warrant.................                         500,000     1       3,124
Common stock issued upon exercise of options.....                       3,651,687     4       4,551
Common stock issued from ESPP....................                          73,811             1,130
Distribution to stockholders.....................                                             1,889
Deferred stock compensation related to grant of
 stock options...................................                                               260      (260)
Amortization of deferred stock compensation......                                                      11,561
Tax benefits for non-qualified stock option
 exercises.......................................                                             7,628

                                                    Notes    Accumulated
                                                  Receivable    Other     Total
                                                     from      Compre-    Stock-   Compre-
                                                    Stock-     hensive   holders'  hensive
                                                   holders     Income     Equity   Income
                                                  ---------- ----------- --------  -------
Balances, December 31, 1998......................   $(369)       $95     $ 72,336
Common stock issued upon exercise of options.....                             530
Reacquired common stock..........................                              (7)
Stock reclassification...........................                              --
Notes receivable from stockholders...............    (186)                   (186)
Deferred stock compensation related to grant of
 stock options to employees......................                              --
Amortization of deferred stock compensation
 related to grant of stock options to employees..                           5,553
Deferred stock compensation related to grant of
 stock options to non-employees..................                              --
Distribution to stockholders.....................                          (6,550)
Issuance of preferred stock at $8.127 per share,
 net of issuance costs of $41....................                          54,959
Issuance of preferred stock for Wacos
 acquisition.....................................                          27,622
Dividend related to beneficial conversion feature
 to issuance of Series F preferred stock in
 December 1999...................................                              --
Retirement of Treasury Stock.....................                              --
Net income.......................................                          11,463  $11,463
                                                    -----        ---     --------  =======
Balances, December 31, 1999......................    (555)        95      165,720
Common stock issued upon Initial Public
 Offering, net of expenses.......................                         189,405
Conversion of preferred stock to common stock
 upon Initial Public Offering....................                              --
Exercise of common stock warrant.................                           3,125
Common stock issued upon exercise of options.....                           4,555
Common stock issued from ESPP....................                           1,130
Distribution to stockholders.....................                           1,889
Deferred stock compensation related to grant of
 stock options...................................                              --
Amortization of deferred stock compensation......                          11,561
Tax benefits for non-qualified stock option
 exercises.......................................                           7,628

                       UTSTARCOM, INC. AND SUBSIDIARIES

                       (In thousands, except share data)


                                                     Convertible                                      Deferred   Retained
                                                   Preferred Stock         Common Stock    Additional  Stock     Earnings
                                                 -------------------    ------------------  Paid-in   Compen-  (Accumulated
                                                    Issued       Amount   Shares    Amount  Capital    sation    Deficit)
                                                 ------------    ------ ----------- ------ ---------- -------- ------------
Repayment of notes receivable from
 stockholders...................................
Net income......................................                                                                  27,013
Other comprehensive income:
  Unrealized holding gain (loss)................

Total comprehensive Income......................
                                                 ------------     ---   -----------  ----   --------  -------    -------
Balances, December 31, 2000.....................           --      --    95,032,657   120    426,665   (6,491)    (7,808)
Common stock issued upon exercise of options....                          5,363,601     8     18,756
Common stock issued upon ESPP purchases.........                            118,223            1,866
Common stock issued related to acquisition of
 Stable Gain....................................                            439,810           10,700
Common stock issued upon secondary offering,
 net of expenses................................                          7,400,000     9    139,911
Common stock issued for ACD acquisition, net of
 expenses.......................................                            948,525     1     20,733
ACD deferred compensation.......................                                               5,000   (5,000)
Amortization of deferred compensation related to
 ACD acquisition................................                                                        1,250
Amortization of deferred stock compensation
 related to grants of stock options to
 employees......................................                                                  23    3,928
Cancellation of deferred compensation charges
 due to employee terminations...................                                                (268)     268
Tax benefits for non-qualified stock option
 exercises......................................                                              15,311
Notes receivable from stockholders..............
Net income......................................                                                                  56,954
Other comprehensive income:
  Unrealized holding gain (loss)................
  Translation adjustment........................

Total comprehensive income......................
                                                 ------------     ---   -----------  ----   --------  -------    -------
Balances, December 31, 2001.....................           --     $--   109,302,816  $138   $638,697  $(6,045)   $49,146
                                                 ============     ===   ===========  ====   ========  =======    =======

                                                   Notes    Accumulated
                                                 Receivable    Other     Total
                                                    from      Compre-    Stock-     Compre-
                                                   Stock-     hensive   holders'    hensive
                                                  holders     Income     Equity     Income
                                                 ---------- ----------- --------    -------
Repayment of notes receivable from
 stockholders...................................     241                     241
Net income......................................                          27,013    $27,013
Other comprehensive income:
  Unrealized holding gain (loss)................                 52           52         52
                                                                                    -------
Total comprehensive Income......................                                    $27,065
                                                   -----       ----     --------    =======
Balances, December 31, 2000.....................    (314)       147      412,319
Common stock issued upon exercise of options....                          18,764
Common stock issued upon ESPP purchases.........                           1,866
Common stock issued related to acquisition of
 Stable Gain....................................                          10,700
Common stock issued upon secondary offering,
 net of expenses................................                         139,920
Common stock issued for ACD acquisition, net of
 expenses.......................................                          20,734
ACD deferred compensation.......................                              --
Amortization of deferred compensation related to
 ACD acquisition................................                           1,250
Amortization of deferred stock compensation
 related to grants of stock options to
 employees......................................                           3,951
Cancellation of deferred compensation charges
 due to employee terminations...................                              --
Tax benefits for non-qualified stock option
 exercises......................................                          15,311
Notes receivable from stockholders..............     (67)                    (67)
Net income......................................                          56,954    $56,954
Other comprehensive income:
  Unrealized holding gain (loss)................                211          211        211
  Translation adjustment........................                (26)         (26)       (26)
                                                                                    -------
Total comprehensive income......................                                    $57,139
                                                   -----       ----     --------    =======
Balances, December 31, 2001.....................   $(381)      $332     $681,887
                                                   =====       ====     ========

       See accompanying notes to the consolidated financial statements.

                                UTSTARCOM, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                   Years Ended December 31,
                                                                ------------------------------
                                                                  2001       2000       1999
                                                                ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................... $  56,954  $  27,013  $ 11,463
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
   Cumulative effect of change in accounting principle.........        --        980        --
   Loss from discontinued operations...........................        --         --     1,656
   Gain on change in ownership interest in subsidiary..........      (277)        --        --
   Depreciation and amortization...............................    18,533      9,494     3,013
   Non-qualified stock option exercise tax benefits............    15,311      7,628        --
   Write-off of in-process research and development costs......     4,720         --     3,992
   Net loss on sale of assets..................................       802        807       611
   Impairment of long-term investments.........................     3,376         --        --
   Stock compensation expense..................................     5,200     11,561     5,553
   Provision provided for doubtful accounts....................     6,218      6,045     2,832
   Inventory reserve...........................................    11,143      2,786     3,970
   Equity in net (income) loss of affiliated companies.........     1,276        288    (1,348)
   Minority interest in consolidated subsidiary................     1,322      2,307     2,110
   Changes in operating assets and liabilities, net of
    effects from acquisitions and dispositions:
     Accounts receivable and receivable from related parties...   (39,196)   (87,177)   (4,423)
     Inventories...............................................  (121,198)   (63,479)  (38,530)
     Other current and non-current assets......................   (52,619)    (4,850)   (8,317)
     Accounts payable..........................................    39,085     14,143     6,644
     Income taxes payable......................................     3,366     (1,721)    1,127
     Other current liabilities.................................    41,407      5,659    21,024
     Deferred revenue..........................................    44,746     22,351       (13)
                                                                ---------  ---------  --------
Net cash (used in) provided by continuing operations...........    40,169    (46,165)   11,364
Net cash (used in) by discontinued operations..................        --         --      (530)
                                                                ---------  ---------  --------
Net cash (used in) provided by operating activities............    40,169    (46,165)   10,834
                                                                ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment.....................   (30,199)   (19,513)   (3,607)
Investment in affiliates, net of cash acquired.................    (9,779)    (8,226)     (720)
Purchase of minority interest..................................      (705)        --        --
Proceeds from disposal of property, plant and equipment........       214        164       997
Purchase of intangible assets..................................    (1,078)        --        --
Purchase of short-term investments.............................   (89,625)  (124,096)       --
Sales of short-term investments................................    87,516     40,290        --
                                                                ---------  ---------  --------
Net cash used in continuing operations.........................   (43,656)  (111,381)   (3,330)
Net cash provided by discontinued operations...................        --         --       179
                                                                ---------  ---------  --------
Net cash used in investing activities..........................   (43,656)  (111,381)   (3,151)
                                                                ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses.............................   160,550    198,213    55,480
Proceeds from borrowing........................................   137,108     95,179    57,832
Payments for borrowing.........................................  (122,055)   (74,343)  (34,103)
Proceeds (payments) from shareholder notes.....................       (67)       245   (17,505)
                                                                ---------  ---------  --------
Net cash provided by financing activities......................   175,536    219,294    61,704
Effects of exchange rates on cash..............................       (25)        --        --
                                                                ---------  ---------  --------
Net increase in cash and cash equivalents......................   172,024     61,748    69,387
Investments and advances (to) from discontinued operations.....        --         --      (351)
                                                                ---------  ---------  --------
Net increase in cash and cash equivalents......................   172,024     61,748    69,738
Cash and cash equivalents at beginning of period...............   149,112     87,364    17,626
                                                                ---------  ---------  --------
Cash and cash equivalents at end of period..................... $ 321,136  $ 149,112  $ 87,364
                                                                =========  =========  ========

         See accompanying notes to consolidated financial statements.

                                UTSTARCOM, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS

   UTStarcom, Inc. (the Company), a Delaware corporation, designs, manufactures and markets wireline and wireless broadband access and switching equipment that enables migration to next generation IP-based networks. The Company's operations are conducted primarily by its foreign subsidiaries that manufacture, distribute and support the Company's products in international markets, principally China.

   The following lists the Company's active subsidiaries, its percentage ownership and the business each subsidiary operates as of December 31, 2001:

                                         Percentage
Name                                       Owned               Type of Operations
----                                     ---------- ----------------------------------------
UTStarcom China Co., Ltd. (UTSC)........    100%    Marketing and sales of telecom equipment
UTStarcom (Hangzhou) Communications Co.,
  Ltd. (HUTS)...........................     88%    Manufacturing of telecom equipment
Advanced Communication Devices
  Corporation (ACD).....................    100%    Semi-conductor design and sales

   The Company owns 51% of Guangdong UTStarcom, Ltd. (GUTS), which manufactures telecom equipment. This investment is accounted for under the equity method of accounting as the Company does not have voting control over all significant matters.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation:

   The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (over 50 percent) owned subsidiaries, except for GUTS which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. Investments in affiliated companies are accounted for using the cost method.

  Restatement and Reclassification:

   The consolidated financial statements of the Company have been restated to reflect the disposition of Nanjing UTStarcom, Ltd. (NUTS) in September 1999. (See Note 5). Accordingly, the revenues, costs and expenses, and cash flows of the discontinued operation have been excluded from the respective captions in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and have been reported through the date of disposition as "Loss from discontinued operations" and "Net cash (used in) discontinued operations" for the year ended December 31, 1999.

   The Company has retroactively accounted for its December 1999 acquisition of Wacos, Inc. as if the original investment in Wacos by SOFTBANK CORP. in December 1997 had been made by the Company (See Note 7).

   Certain reclassifications have been made in the prior years financial statements to conform with the 2001 presentation. Such reclassifications had no impact on previously reported net income or stockholders' equity.

                                UTSTARCOM, INC.

  Use of Estimates:

   The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents:

   Cash and cash equivalents consist primarily of highly liquid monetary instruments with a maturity of three months or less at the date of purchase. Restricted cash consists of irrevocable standby letters of credit issued by the Company's banks. Funds are generally held in certificates of deposit at the Company's banks, and have been established in favor of a third party beneficiary. The funds are released to the beneficiary in the event that the Company fails to comply with certain specified contractual obligations. Provided the Company meets these contractual obligations, the letter of credit is discharged and the Company is no longer restricted from use of the cash. Restricted cash balances are expected to be released within three months of being recorded and are treated as part of cash and cash equivalents. Restricted cash consisted of the following at December 31, 2001 and 2000:

                                                                December 31,
                                                               --------------
                                                                2001    2000
                                                               ------  ------
                                                               (in thousands)
   Collateral for letters of credit........................... $5,220  $3,103
   Cash collateral............................................     --   1,500
                                                               ------  ------
                                                               $5,220  $4,603
                                                               ======  ======

  Short-term Investments:

   Short-term investments consist of investments with original maturities of less than twelve months. In accordance with the Company's investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of the Company's short-term investments have AA or better ratings. Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of stockholders' equity. Realized gains and losses are reported in earnings. The fair value of investments is determined based on quoted market prices. The cost of securities is based on specific identification. At December 31, available-for-sale securities consisted of (in thousands):

                                                            December 31, 2001
                                                -----------------------------------------
                                                            Gross      Gross    Estimated
                                                Amortized Unrealized Unrealized   Fair
                                                  Cost      Gains      Losses     Value
                                                --------- ---------- ---------- ---------
Government and agency obligations..............  $32,695     $173       $ --     $32,868
Other debt securities..........................   53,218       90         --      53,308
                                                 -------     ----       ----     -------
   Total current available-for-sale securities.  $85,913     $263       $ --     $86,176
                                                 =======     ====       ====     =======

                                UTSTARCOM, INC.

                                                            December 31, 2000
                                                -----------------------------------------
                                                            Gross      Gross    Estimated
                                                Amortized Unrealized Unrealized   Fair
                                                  Cost      Gains      Losses     Value
                                                --------- ---------- ---------- ---------
Government and agency obligations..............  $ 4,000    $   20      $ --     $ 4,020
Other debt securities..........................   78,827     1,011        --      79,838
                                                 -------    ------      ----     -------
   Total current available for-sale securities.  $82,827    $1,031      $ --     $83,858
                                                 =======    ======      ====     =======

  Inventories:

   Inventories are stated at the lower of cost or market, net of an allowance for obsolescence. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

  Revenue Recognition:

   Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred as evidenced by customer acceptance, the fee is fixed or determinable and collectability is reasonably assured. Where multiple elements exist in an arrangement, revenue is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Shipping and handling costs are recorded as revenues and costs of revenues. Revenues from sales of telecommunications equipment involving significant production, modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage of completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

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

                                UTSTARCOM, INC.

  Property, Plant and Equipment:

   Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets, generally ranging from two to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the term of the lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in results of operations. The Company generally depreciates its assets over the following periods:

                                                                   Years
                                                                 ----------
     Furniture, test or manufacturing equipment.................     5
     Computers and software.....................................    2-3
     Buildings..................................................     20
     Automobiles................................................     5
     Leasehold improvements.....................................    5 or
                                                                 remaining
                                                                 lease life

  Goodwill and Intangible Assets:

   Goodwill and intangible assets include the excess of costs of acquired companies over the fair value of tangible net assets and acquired in process research and development, and are amortized on a straight-line basis generally over 3 to 5 years. The valuation of goodwill and intangible assets is based on forecasted discounted cash flows and is reassessed when circumstances warrant. Goodwill for acquisitions made after July 1, 2001 is no longer amortized.

  Impairment of Long-Lived Assets:

   Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is to be recognized based on the fair value of the assets. The Company considers the requirements of SFAS 121 on an ongoing basis.

  Capitalized Software Development Costs:

   Software development costs have been accounted for in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During 2001 and 2000, the Company capitalized costs of $2.0 million and $0.6 million, respectively, upon establishment of technological feasibility. Amortization of capitalized development costs begins when the products are available for general release to customers, and is provided on a straight-line basis over the remaining estimated economic life of the product, generally three years. Amortization of capitalized development costs was $0.3 million and $0 in 2001 and 2000, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

  Research and Development Costs:

   Research and development costs are expensed as incurred and consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes, equipment depreciation and third party development expenses.

                                UTSTARCOM, INC.

  Stock-Based Compensation:

   The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

   The value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model. To calculate the expense, the Company uses the fair value of the equity instruments issued.

  Comprehensive Income:

   Comprehensive income includes all changes in equity (net assets) during a period from nonowner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders' equity.

  Income Taxes:

   Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

   The Company does not provide for U.S. Federal taxes on undistributed earnings of its foreign subsidiaries or affiliates as they are considered to be reinvested for an indefinite period.

  Segment Reporting:

   The Company operates in a single segment, providing telecommunications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products.

  Disclosures About Fair Value of Financial Instruments:

   Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, and debt. The carrying amounts of cash and cash equivalents, short-term investments, and accounts receivable and payable approximate their fair values because of the short-term nature of those instruments. The carrying amounts of debt approximate their fair values because of their short maturities, the variable interest rates of those instruments, or the difference between the fixed interest rate payable and the current prevailing rate is not significant.

  Foreign Currency Translation:

   Operations of the Company's subsidiaries are conducted primarily in China and the financial statements of those subsidiaries are translated from China's Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are reported in earnings and have not been material for 2001, 2000 and 1999.

                                UTSTARCOM, INC.

  Earnings (Loss) Per Share:

   Basic earnings (loss) per share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings
(loss) per share is determined in the same manner as basic earnings (loss) per share except that the number of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and restricted stock.

   The following is a summary of the calculation of basic and diluted EPS from continuing operations:

                                                                   Year Ended December 31,
                                                            ------------------------------------
                                                                2001         2000        1999
                                                            -----------   ----------  ----------
                                                            (in thousands, except per share data)
Income from continuing operations.......................... $    56,954   $   27,993  $   13,119
Less: Beneficial conversion feature........................          --           --     (29,977)
                                                            -----------   ----------  ----------
   Income (loss) available to common stockholders.......... $    56,954   $   27,993  $  (16,858)
                                                            ===========   ==========  ==========
Shares used to compute basic EPS...........................     101,433       79,696       8,678
Dilutive common equivalent shares:
   Stock options...........................................       7,151       10,157          --
   Warrants................................................          28           92          --
   Preferred shares........................................          --       11,922          --
                                                            -----------   ----------  ----------
Shares used to compute diluted EPS.........................     108,612      101,867       8,678
                                                            ===========   ==========  ==========
Basic income (loss) from continuing operations, per share.. $      0.56   $     0.35  $    (1.94)
Diluted income (loss) from continuing operations, per share $      0.52   $     0.28  $    (1.94)

   For the years ended December 31, 2001, 2000 and 1999, options to purchase approximately 1,783,248, 226,200 and 104,480 shares of common stock, respectively, with exercise prices greater than the fair market value of our stock were not included in the calculation because the effect would have been antidilutive.

  Recent Accounting Pronouncements:

   The Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted SFAS 133 on January 1, 2001, and the adoption had no impact on the Company's consolidated financial statements.

   In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS 141 also specifies the criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121.

                                UTSTARCOM, INC.

   SFAS 141 is effective immediately, except with regard to business combinations that were initiated prior to July 1, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company on January 1, 2002. The adoption of these accounting standards will have the impact of eliminating the amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company expects, due to the elimination of goodwill amortization expense effective January 1, 2002, that net income will increase by $7.3 million in 2002 because existing goodwill from the Wacos acquisition will no longer be amortized. SFAS 142 will also require the Company to perform a transitional assessment within six months of the date of adoption, to determine whether there is an impairment of goodwill. Any such transitional impairment loss will be recognized as a change in accounting principle in the consolidated statement of operations. The Company has not yet performed the initial goodwill impairment test prescribed in SFAS 142 and has therefore not yet determined if an impairment exists. However, the Company does not anticipate that such test will result in a significant impairment charge.

   On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS 121 and amends APB 30--"Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business." SFAS 144 also requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
(2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company does not expect that the adoption of SFAS 144 will have a significant impact on its consolidated financial statements.

NOTE 3--ACCOUNTING CHANGES

   Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 (SAB 101) issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue in certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. In light of the guidance issued in SAB 101, the Company changed its method of revenue recognition to the point of contractual final acceptance. In addition, certain contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. Due to these changes, the Company recorded a cumulative adjustment in the first quarter 2000 of $1.0 million (net of income taxes of $0) or $0.01 per share, basic and diluted.

                                UTSTARCOM, INC.

   Adopting this new method of accounting as of January 1, 1999 would have produced the following pro forma results:

                                                                 Year Ended
                                                                December 31,
                                                                    1999
                                                               --------------
                                                               (in thousands,
                                                                 except per
                                                                share data)
   As reported:
      Net loss................................................    $(18,514)
      Net loss per share, basic...............................    $  (2.13)
      Net income loss per share, diluted......................    $  (2.13)
   Pro forma:
      Net loss................................................    $(19,494)
      Net loss per share, basic...............................    $  (2.25)
      Net loss per share, diluted.............................    $  (2.25)

NOTE 4--COMPLETION OF INITIAL PUBLIC OFFERING AND FOLLOW-ON PUBLIC OFFERING

   On March 3, 2000, the Company completed its initial public offering (IPO) and sold 11,500,000 shares of common stock at $18.00 per share for aggregate net proceeds of approximately $189.4 million. On August 3, 2001, the Company completed a follow-on public offering and sold an aggregate of 7,400,000 shares of common stock at $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds to the Company were $139.9 million.

NOTE 5--DISCONTINUED OPERATIONS

   During September 1999, the Company closed Nanjing UTStarcom, Inc. (NUTS) in China. NUTS, which was 100% owned, was engaged in telephone network and internet network services unrelated to the remaining Company operations. NUTS sold substantially all of its assets prior to closure. The closure of NUTS was accounted for as a discontinued operation.

   The Company's previous interests in the net revenues and expenses of NUTS' operations prior to September 30, 1999 are classified separately as loss from discontinued operations in the consolidated statements of operations. The components of the loss are summarized as follows:

                                                                 Year Ended
                                                                December 31,
                                                                    1999
                                                               --------------
                                                               (In thousands)
   Net sales..................................................    $   298
   Operating expenses and cost of sales.......................      1,369
                                                                  -------
   Operating loss.............................................     (1,071)
   Other expenses.............................................       (585)
                                                                  -------
   Loss from discontinued operations..........................    $(1,656)
                                                                  =======

   The Company's cash flow statements separately include the cash flows from discontinued operations.

                                UTSTARCOM, INC.

NOTE 6--SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                     Year Ended December 31,
                                                     -----------------------
                                                       2001    2000    1999
                                                     -------  ------  ------
                                                         (in thousands)
   Cash paid during the period for:
   Interest......................................... $ 3,798  $3,289  $3,723
   Income taxes..................................... $10,832  $8,038  $1,386

   Noncash investing and financing activities were as follows:

                                                     Year Ended December 31,
                                                     -----------------------
                                                       2001   2000    1999
                                                     -------  ----  -------
                                                         (in thousands)
   Distribution of net assets to shareholders....... $    --  $ --  $ 4,956
   Issuance of shares upon the Wacos acquisition.... $    --  $ --  $27,953
   Issuance of shares and vested stock options upon  $20,734  $ --  $    --
     the ACD acquisition............................
   Issuance of shares upon the Stable Gain           $10,700  $ --  $    --
     acquisition....................................
   Payment of stockholders' loan.................... $    --  $ --  $ 1,640
   Retirement of treasury stock..................... $    --  $ --  $ 3,060

NOTE 7--ACQUISITIONS AND DIVESTITURES OF COMPANIES

   In February and October 1997, the Company purchased a total of 49% of the voting stock of Wacos, Inc. for approximately $0.3 million. In October and December 1997, SOFTBANK CORP. acquired a 40% voting interest in Wacos for $5.1 million. In December 1999, the Company issued 3,691,534 shares of Series G preferred stock in exchange for SOFTBANK CORP.'s 4,103,465 shares in Wacos. As a result of the common control that existed between the Company, SOFTBANK CORP. and Wacos during this period of ownership this exchange of shares was made at historic cost. The Company has retroactively accounted for its acquisition of Wacos as if the original investment by SOFTBANK CORP. had been made by the Company.

   In December 1999, the Company completed the purchase of the Wacos subsidiary owned by the minority shareholders with the issuance of 832,166 shares of Series G preferred stock and $9.7 million of common stock options valued using a Black-Scholes model. The aggregate purchase price of Wacos was approximately $28.0 million which, based upon an independent appraisal by Willamette Management Associates of all assets acquired and liabilities assumed, was allocated to the specifically identifiable tangible and intangible assets acquired. The allocation included approximately $4.0 million of in-process research and development which was charged to operations in December 1999, $0.2 million of assembled workforce and approximately $23.6 million of excess purchase price over the fair market values of the tangible and identified intangible assets. Goodwill and intangible assets are being amortized over periods of three to five years.

   The values of Wacos' in-process research and development projects were estimated by an excess income approach. Management revenue and operating expense projections were reduced by appropriate amounts to reflect a fair return on the net tangible and collateral intangible assets to be employed in realizing the forecasted net incomes. The resulting forecasted "excess" income figures were discounted to present value using a 40% rate of return, reflecting the technological, market and other risks associated with the subject technologies and future products. The discounted excess incomes were summed and then, in accordance with the methodology approved by the Securities and Exchange Commission, reduced by an appropriate percentage completion factor for each project to account for the anticipated remaining research and development factors.

                                UTSTARCOM, INC.

   At the time of the Wacos acquisition, Wacos was engaged in three distinct in-process research and development projects in relation to its Internet Protocol based switching system. These projects were in various stages of development but none had reached the point where technological feasibility had been established.

   The following represents the allocation of the purchase price for Wacos:

                                                                                     (in thousands)
Purchased in-process research and development.......................................    $ 3,992
Fair value of net assets acquired...................................................         83
Fair value of identified intangible assets..........................................        240
Excess of costs of acquiring Wacos over fair value of net assets acquired (goodwill)     23,638
                                                                                        -------
                                                                                        $27,953
                                                                                        =======

   On July 24, 2000, the Company entered into an agreement with Stable Gain International Ltd. (Stable Gain) to purchase intellectual property and certain related fixed assets, and to transfer development employees to the Company. Under the amended purchase agreement, the Company paid Stable Gain consideration of $10.7 million in the form of common stock of the Company and $0.3 million in cash. The transfer of the common stock was completed during the second quarter of fiscal 2001. The total purchase consideration of $11.0 million was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7.4 million was recorded on acquisition and has an estimated life of three years.

   In February 1996, the Company, as part of its business operations in China, acquired a 65% ownership interest in Nan Tian (NST). On February 5, 2001, the Company entered into an agreement to acquire the remaining 35% ownership in the joint venture company for a total consideration of $1.3 million payable in cash. The purchase price was allocated to property and equipment and goodwill under the purchase method of accounting. Goodwill totaling $0.6 million was recorded on acquisition and has an estimated life of six years.

   On September 27, 2001, AbacusChina Inc. (AbacusChina), a wholly owned subsidiary of the Company, entered into an agreement with China Elite Limited (China Elite) to issue 17,525,708 shares of common stock of AbacusChina in exchange for the net assets of China Elite. The effect of this transaction was to reduce the Company's ownership in AbacusChina from 100% to 29%, and resulted in a gain of $0.3 million.

   In November 2001, the Company completed the purchase of Advanced Communication Devices Corporation (ACD) for $21.3 million, comprised of approximately 1 million shares of the Company's common stock valued at $19.9 million, $0.9 million of vested common stock options valued using the Black-Scholes pricing model, and $0.5 million of acquisition-related expenses. In addition, the Company issued shares of restricted common stock valued at $5 million to ACD employees who will continue to perform services for the Company. These shares vest at the earlier of five years or the achievement of certain performance milestones. The Company recorded the amount as deferred compensation. $1.3 million of deferred compensation was charged to operations in 2001 as the first milestone was completed in December 2001. The remaining compensation will be recorded as the rest of the milestones are met. The number of shares issued for the acquisition was calculated using the average closing price of the common stock for the five trading days ended August 13, 2001 (the date the merger agreement was signed). ACD was a System on Chip (SoC) semiconductor company focusing on LAN and IP switching technology whose then current markets included Taiwan, China and Korea. The acquisition has been accounted for as a purchase and the results of operations have been included in the Company's consolidated financial statements since the acquisition. ACD results of operations prior to the acquisition were not material to the Company's results from operations on a pro forma basis. The acquisition cost has been allocated to the assets acquired based on their respective fair values. Intangible assets are comprised of

                                UTSTARCOM, INC.

intellectual property related to ACD Ethernet technology, which is being amortized on a straight-line basis over its estimated useful life of three years. In accordance with SFAS No. 141, the Company is not amortizing goodwill for this acquisition.

   The Company recorded a $4.7 million charge for purchased in-process research and development at the date of acquisition of ACD. Technological feasibility was not established on the development of ACD's Ethernet Digital Subscriber Line (EDSL) chip design. The design was approximately 15% completed at the time of acquisition. The estimated completion date for the project is March 2003.

   The following table represents the allocation of the purchase price for ACD:

                                                               (in thousands)
   Fair value of tangible net assets acquired.................    $    58
   Fair value of identified intangible assets.................      4,340
   In-process research and development........................      4,720
   Excess of costs of acquiring ACD over fair value of
     identified net assets acquired (goodwill)................     12,215
                                                                  -------
                                                                  $21,333
                                                                  =======

NOTE 8--DISTRIBUTION TO SHAREHOLDERS

   In August 1999, the Company distributed to its shareholders the net assets of a previously consolidated yet unrelated business which was acquired in 1997. This business, which operated in a dissimilar market segment, had been managed and financed, in all significant respects, as if it were autonomous from the Company. These consolidated financial statements have been prepared as if the acquired business was distributed on the original date of purchase in 1997. The original purchase price totaling $75.8 million comprised cash of $50.8 million, notes payable and other acquisition costs of $11.2 million, the issuance of 2,540,000 shares of UTStarcom common stock valued at $13.8 million and additional shares of UTStarcom stock and warrants to be determined based on the post acquisition performance of the acquired business. Common and Series E preferred stock were issued in 1998 and the terms of the Series E preferred stock were subsequently amended in 1999. A warrant to purchase common stock with a Black-Scholes value of $2.0 million was issued in 1998 and was subsequently amended in 1999, resulting in a net value of $0.4 million at December 31, 1999. The warrant was subsequently exercised in March 2000.

NOTE 9--INVENTORIES

   As of December 31, 2001 and 2000 inventories consist of the following:

                                                          December 31,
                                                       ------------------
                                                         2001      2000
                                                       --------  --------
                                                         (in thousands)
     Raw materials.................................... $ 59,409  $ 41,876
     Work-in-process..................................   33,887    23,432
     Finished goods...................................  156,098    62,888
                                                       --------  --------
                                                        249,394   128,196
     Less allowance for obsolete inventory............  (20,344)   (9,201)
                                                       --------  --------
                                                       $229,050  $118,995
                                                       ========  ========

                                UTSTARCOM, INC.

NOTE 10--PROPERTY, PLANT AND EQUIPMENT

   As of December 31, 2001, and 2000 property, plant and equipment consists of the following:

                                                           December 31,
                                                        -----------------
                                                          2001     2000
                                                        --------  -------
                                                          (In thousands)
      Buildings........................................ $     68  $   224
      Land.............................................    7,319    7,319
      Leasehold improvements...........................    4,077    2,237
      Automobiles......................................    2,952    3,035
      Software.........................................   11,752    2,336
      Equipment and furniture..........................   37,858   16,362
                                                        --------  -------
                                                          64,026   31,513
      Less accumulated depreciation....................  (20,084)  (9,514)
                                                        --------  -------
                                                        $ 43,942  $21,999
                                                        ========  =======

   Depreciation expense was $11.0 million, $4.6 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 11--LONG-TERM INVESTMENTS

   The Company's investments are as follows:

                                                          December 31,
                                                         ---------------
                                                          2001    2000
                                                         ------- -------
                                                         (in thousands)
       Investment in GUTS............................... $   750 $ 2,026
       Investment in Softbank China.....................   8,314   8,002
       Investment in Issanni Communication..............   2,001      --
       Investment in Cellon International...............   2,000      --
       Investment in Maple Tree.........................   1,309      --
       Investment in others.............................   3,444   2,369
                                                         ------- -------
          Total......................................... $17,818 $12,397
                                                         ======= =======

   The Company invested $10.0 million in Softbank China (the fund), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. One of the Company's directors serves as the Chief Executive Officer of the fund. The Company's Chief Executive Officer is the chairman of the board of the fund and has not participated in day-to-day management of the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the year ended December 31, 2001, based upon a review of the carrying value of this

                                UTSTARCOM, INC.

investment, an impairment charge of $1.7 million was recognized to provide for the other than temporary decline in the fair value below the carrying value of this investment. The balance remaining in this investment as of December 31, 2001 was $8.3 million.

   The Company has also invested directly in a number of private technology-based companies in the early stages of development. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the fourth quarter of 2001, based upon a review of the carrying value of these investments, an impairment charge of $1.7 million was recognized to provide for the other than temporary decline in the fair value below the carrying value of these private technology company investments.

   In September 1996, the Company purchased a 49% interest in GUTS. In February 1998, the Company acquired an additional 2% interest in GUTS, increasing its ownership interest to 51%. However, because the Company does not have voting control over all significant matters of GUTS, the investment in and results of operations of GUTS are accounted for using the equity method as of December 31, 2001. On December 18, 2001, the Company entered into an agreement to acquire the remaining 49% ownership in GUTS for a total consideration of $3.6 million payable in cash. The cash consideration will be paid in 2002. Upon completion of this transaction, GUTS will be a wholly-owned subsidiary of the Company.

   Condensed combined financial information for the unconsolidated investment in GUTS is as follows:

                                                               December 31,
                                                             ----------------
                                                              2001     2000
                                                             -------  -------
                                                              (In thousands)
 Current assets............................................. $ 6,313  $ 9,885
 Noncurrent assets..........................................     230      516
 Current liabilities........................................  (4,535)  (5,503)
                                                             -------  -------
 Total shareholders' equity.................................   2,008    4,898
 Less:
 Other shareholders' shares of equity.......................     984    2,400
                                                             -------  -------
 UTStarcom's share of equity................................   1,024    2,498
 Elimination of intercompany profit.........................    (274)    (472)
                                                             -------  -------
 Investment in unconsolidated subsidiary.................... $   750  $ 2,026
                                                             =======  =======

                                                     Year Ended December 31,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
                                                         (In thousands)
  Net sales........................................ $ 8,936  $16,523  $16,004
  Gross profit (loss).............................. $   (63) $   931  $ 2,366
  Operating income (loss).......................... $(2,775) $  (638) $ 1,067
  Net income (loss)................................ $(2,890) $  (441) $   820
                                                    =======  =======  =======
  UTStarcom's share of net income (loss)........... $(1,474) $  (225) $   418
  Elimination of intercompany profit...............     198      (63)     930
                                                    -------  -------  -------
  Equity in net income (loss) of subsidiary........ $(1,276) $  (288) $ 1,348
                                                    =======  =======  =======

   Product sales to GUTS for the years ended December 31, 2001, 2000 and 1999 were $6.2 million, $13.1 million and $8.4 million, respectively. Product purchases from GUTS for the years ended December 31, 2001, 2000 and 1999 were $6.5 million, $6.8 million and $7.9 million, respectively.

                                UTSTARCOM, INC.

NOTE 12--GOODWILL AND INTANGIBLE ASSETS

   As of December 31, 2001 and 2000 goodwill and other acquired intangible assets consisted of the following:

                                                                December 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
                                                               (In thousands)
 Goodwill................................................... $ 46,254  $25,454
 Assembled workforce........................................    1,382      241
 Purchased technology.......................................    4,340       --
                                                             --------  -------
                                                               51,976   25,695
 Less accumulated amortization..............................  (12,984)  (5,457)
                                                             --------  -------
                                                             $ 38,992  $20,238
                                                             ========  =======

   Amortization expense was $7.5 million, $4.9 million and $0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 13--THIRD PARTY DEBT

   The following represents the outstanding borrowings at December 31, 2001 and 2000 (in thousands):

                                                                   December 31,
                                                                  ---------------
Note                                   Rate        Maturity        2001    2000
----                                  ------- ------------------- ------- -------
Bank of China(1).....................   5.56% From 01/02 to 10/02 $34,338 $28,916
China Merchants Bank(2)..............   6.44%        03/02          6,024   3,614
Commercial Bank of Hangzhou(3).......   6.21%        06/10         12,048  12,048
Industrial & Commercial Bank of China   5.85%        05/01             --   6,024
China Construction Bank..............   6.44%        06/01             --   4,819
CITIC Industrial Bank(4).............   6.14%        05/02          6,024      --
China Everbright Bank(5).............   5.78%        06/02         12,048      --
Other................................ Various       Various            --       8
                                      ------- ------------------- ------- -------
Total debt...........................                              70,482  55,429
Long-term debt.......................                              12,048  12,048
                                                                  ------- -------
Short-term debt......................                             $58,434 $43,381
                                                                  ======= =======

--------
(1) Guaranteed by the Company and the minority shareholder of HUTS. This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $156,627.
(2) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures on March 1, 2002.
(3) Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.
(4) Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2002.
(5) Guaranteed by HUTS. This line allows for borrowings of up to $36,145 and matures in June 2002.

   The Company has additional lines of credit available up to $31.3 million which it is not borrowing against as of December 31, 2001.

                                UTSTARCOM, INC.

NOTE 14--OTHER CURRENT LIABILITIES

   Other current liabilities at December 31, 2001 and 2000 consist of the following:

                                                               December 31,
                                                              ---------------
                                                               2001    2000
                                                              ------- -------
                                                              (In thousands)
  Accrued contract costs..................................... $30,217 $22,858
  Accrued payroll and compensation...........................  18,055   4,500
  Accrued other taxes........................................  15,983      --
  Warranty costs.............................................   6,271   3,133
  Other......................................................   5,803   4,230
                                                              ------- -------
                                                              $76,329 $34,721
                                                              ======= =======

NOTE 15--PROVISION FOR INCOME TAXES

   United States and foreign income (loss) before income taxes, loss on discontinued operations, and minority interest were as follows (in thousands):

                                                     Years Ended December 31,
                                                   ---------------------------
                                                     2001     2000      1999
                                                   --------  -------  --------
 United States.................................... $(12,237) $(9,973) $(15,664)
 Foreign..........................................   90,336   54,294    31,519
                                                   --------  -------  --------
                                                   $ 78,099  $44,321  $ 15,855
                                                   ========  =======  ========

   Undistributed foreign earnings at December 31, 2001 amounted to $181.6 million.

   The components of the provision for income taxes are as follows (in thousands):

                                                     Years Ended December 31,
                                                    -------------------------
                                                     2001     2000     1999
                                                    -------  -------  -------
  Current:
     Federal....................................... $ 7,246  $13,369  $ 1,100
     State/Other...................................     621      782      533
     Foreign.......................................  21,586    6,046    1,700
  Deferred:
     Federal.......................................  (8,002)  (4,433)  (2,453)
     State.........................................    (172)       2      (10)
     Foreign.......................................  (1,456)  (1,745)    (244)
                                                    -------  -------  -------
                                                    $19,823  $14,021  $   626
                                                    =======  =======  =======

                                UTSTARCOM, INC.

   Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A summary of the components of net deferred tax assets is as follows (in thousands):

                                                     U.S.    China   Total
                                                    -------  ------ -------
    December 31, 2001:
    Current deferred tax assets:
    Allowances and reserves........................ $ 5,692  $3,894 $ 9,586
    Gross profit in intercompany inventory.........   2,031      --   2,031
                                                    -------  ------ -------
       Total current deferred tax assets........... $ 7,723  $3,894 $11,617
                                                    =======  ====== =======
    Non current deferred tax assets:
    Net operating loss carryforward................ $ 5,855  $   -- $ 5,855
    Future period compensation deductions..........   1,581      --   1,581
    Tax credit carryforwards.......................   4,938      --   4,938
    Fixed assets...................................    (842)     --    (842)
    Other..........................................   1,525      --   1,525
                                                    -------  ------ -------
       Total non current deferred tax assets.......  13,057      --  13,057
    Valuation allowances...........................  (4,787)     --  (4,787)
                                                    -------  ------ -------
           Net non current deferred tax assets..... $ 8,270  $   -- $ 8,270
                                                    =======  ====== =======

                                                     U.S.    China   Total
                                                    -------  ------ -------
    December 31, 2000:
    Current deferred tax assets:
    Allowances and reserves........................ $ 1,749  $2,438 $ 4,187
    Gross profit in intercompany inventory.........   2,311      --   2,311
                                                    -------  ------ -------
       Total current deferred tax assets........... $ 4,060  $2,438 $ 6,498
                                                    =======  ====== =======
    Non current deferred tax assets:
    Net operating loss carryforward................ $ 2,231  $   -- $ 2,231
    Future period compensation deductions..........   1,395      --   1,395
    Tax credit carryforwards.......................   3,574      --   3,574
    Fixed assets...................................     205      --     205
    Other..........................................     508      --     508
                                                    -------  ------ -------
       Total non current deferred tax assets.......   7,913      --   7,913
    Valuation allowances...........................  (4,153)     --  (4,153)
                                                    -------  ------ -------
           Net non current deferred tax assets..... $ 3,760  $   -- $ 3,760
                                                    =======  ====== =======

   As of December 31, 2001, the Company has research and development credit carryforwards of approximately $5.1 million for federal tax purposes expiring in varying amounts between 2017 and 2021. As of December 31, 2001 the Company has federal and state net operating loss carryovers of $16.8 million and $7.4 million, respectively. The federal net operating loss carryovers will expire in 2019. The state net operating loss carryovers will expire in varying amounts between 2002 and 2004. Management believes that the Company's ability to use their deferred tax assets is limited based on the expectation that they will not be able to fully utilize the net operating losses from the purchase of Wacos in December 1999 and the research and development credits generated by Company's research and development center in New Jersey. The Company has created a valuation allowance against these deferred tax assets.

                                UTSTARCOM, INC.

   UTSC and HUTS were granted tax holidays, which started to phase out in 1999. The net impact of these tax holidays was to increase net income by approximately $6.7 million, $4.5 million, and $4.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

                                                          Year Ended
                                                         December 31,
                                                       ---------------
                                                       2001  2000  1999
                                                       ----  ----  ----
        Federal statutory rate........................  34 %  34 %  34 %
        State taxes, net of federal income tax benefit  --    (1)   (3)
        Permanent differences.........................   5     7    15
        Amortization of deferred compensation.........   2     8    --
        Effect of difference in foreign taxes rates... (14)  (18)  (31)
        Change in valuation allowance.................  --    --    11
        Other.........................................  (2)    2   (22)
                                                       ---   ---   ---
        Effective rate................................  25 %  32 %   4 %
                                                       ===   ===   ===

   In 2001, the audit of the Company's federal income tax returns for the years ended December 31, 1999, 1998 and 1997 were completed. No other audits of the Company's income tax returns were underway as of December 31, 2001.

NOTE 16--COMMON STOCK AND STOCK INCENTIVE PLANS

  Stock Option Plans.

   The 1995 Stock Plan. On July 31, 1995, the Board of Directors adopted, and in October 1995, the Company's stockholders approved, the Company's 1995 Stock Plan. Under the 1995 plan, officers, employees and consultants were eligible to acquire shares of common stock pursuant to options or stock purchase rights. At the time of adoption, 3,705,232 shares of common stock were reserved for issuance under the 1995 plan. In 1995 and 1996, the Company's Board and stockholders added an additional 5,400,000 shares to the 1995 plan, raising the total number of authorized shares reserved under the 1995 plan to 9,105,232. As of December 31, 2001, there were 6,711,744 shares authorized for issuance under the 1995 plan and options to purchase 946,004 shares of common stock were outstanding under the 1995 plan. On January 31, 1997, the Board of Directors elected not to grant any further options under the 1995 plan. Upon the adoption of the 1997 plan, all remaining unissued shares under the 1995 plan not already subject to options or other awards ceased to be reserved for issuance under the 1995 plan.

   The 1997 Stock Plan. On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the Company's 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company's stockholders approved in February 2000. As of December 31, 2001 the Company is authorized to issue up to 16,720,496 shares subject to options. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to the lesser of 6,000,000 shares or 4% of the outstanding shares of common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As

                                UTSTARCOM, INC.

of December 31, 2001, there were options to purchase 11,272,399 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

   Options granted under the 1997 plan may be incentive stock options, or ISOs, which are intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options, or NSOs, which do not so qualify. The Compensation Committee selects the eligible persons to whom options will be granted and determines the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options will be ISOs or NSOs. The exercise price of ISOs granted under the 1997 plan may not be less than 100% of the fair market value of common stock on the grant date, while the exercise price of NSOs can be determined by the Compensation Committee in its discretion. Options are generally not transferable during the life of the optionee.

   Options vest and become exercisable as determined by the Compensation Committee, generally over four years. Options may generally be exercised at any time after they vest and before their expiration date as determined by the Compensation Committee. However, no option may be exercised more than 10 years after the grant date. Options will generally terminate (i) 12 months after the death or permanent disability of an optionee and (ii) 90 days after termination of employment for any other reason. The aggregate fair market value of the shares of common stock represented by ISOs that become exercisable in any calendar year may not exceed $100,000. Options in excess of this limit are treated as NSOs.

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

   2001 Director Option Plan. On March 2, 2001, the Board of Directors adopted, and in May 2001, the Company's stockholders approved, the Company's 2001 Director Option Plan. Under the 2001 Director Option Plan, those directors who are not employees of the Company ("Outside Directors") are eligible to receive options to purchase shares of common stocks. Directors Horner, Shey, Son and Toy are Outside Directors. All grants of options to Outside Directors are automatic and nondiscretionary. In July 2001, the Board of Directors amended the 2001 Director Option Plan. As of December 31, 2001 the Company is authorized to issue up to 1,200,000 shares subject to options. The Plan terminates in May 2011, but may be terminated earlier by the Board of Directors. As of December 31, 2001, there were options to purchase 320,000 shares of common stock outstanding under the 2001 Director Option Plan. The Compensation Committee administers the 2001 Director Plan.

   Upon approval of the 2001 Director Plan, each Outside Director was automatically granted an option to purchase eighty thousand shares of common stock (the "First Option") on the date on which such person first becomes an Outside Director (the "Anniversary Date"). A director who is an employee of the Company who ceases employment with the Company to become an Outside Director shall receive an option to purchase twenty

                                UTSTARCOM, INC.

thousand shares of common stock (a "Subsequent Option") at the Company's first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided he or she is serving as an Outside Director on each such date. As such time as each Outside Director's First Option is fully vested, each Outside Director shall be automatically granted a Subsequent Option on the Anniversary Date of each year provided he or she is then an Outside Director.

   Under the terms of the 2001 Director Plan, the exercise price of each option granted is the market value of the common stock on the date of grant. Such options have terms of 10 years, but terminate earlier if the individual ceases to serve as a director. The First Option grants vest as follows: 25% of shares subject to the First Option vest on each anniversary of its date of grant. The Subsequent Option grants vest as follows: 100% of the shares subject to the Subsequent Option vest on the first anniversary of its date of grant.

   ACD 1996 and 1997 Stock Plan. On August 27, 2001, the Board of Directors approved the assumption of the outstanding vested stock options issued under the ACD 1996 and 1997 Stock Plans upon the consummation of the merger. A total of 868,701 fully vested shares issued under the ACD 1996 and 1997 Stock Plans were converted to 46,105 UTStarcom stock options at the date of merger on November 19, 2001.

   A summary of activity under the Plans follows:

                                                                   Weighted
                                            Shares                 Average
                                           Available   Number of   Exercise
                                           for Grant    Shares      Price
                                           ----------  ----------  --------
    Options Outstanding, December 31, 1998  2,297,096   9,654,622   $ 1.72
    Options Authorized in 1999............  3,209,556          --   $   --
    Options Granted....................... (6,055,310)  6,055,310   $ 5.65
    Options Exercised.....................         --    (555,911)  $ 0.95
    Options Forfeited or Expired..........    720,901    (748,307)  $ 3.54
                                           ----------  ----------
    Options Outstanding, December 31, 1999    172,243  14,405,714   $ 3.25
    Options Authorized in 2000............  4,404,823          --   $   --
    Options Granted....................... (4,848,697)  4,848,697   $15.74
    Options Exercised.....................         --  (3,651,687)  $ 1.25
    Options Forfeited or Expired..........    426,666    (428,000)  $12.52
                                           ----------  ----------
    Options Outstanding, December 31, 2000    155,035  15,174,724   $ 7.54
    Options Authorized in 2001............  5,062,760          --   $   --
    Options Granted....................... (3,326,957)  3,326,957   $19.77
    Options Exercised.....................         --  (5,363,601)  $ 3.48
    Options Forfeited or Expired..........    559,663    (559,663)  $13.79
                                           ----------  ----------
    Options Outstanding, December 31, 2001  2,450,501  12,578,417   $12.22
                                           ==========  ==========

                                UTSTARCOM, INC.

   The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2001:

                                Options Outstanding          Options Exercisable
                        ----------------------------------- ---------------------
                                                 Weighted
                                       Weighted   Average   Exercisable  Weighted
                        Outstanding at Average   Remaining       at      Average
                         December 31,  Exercise Contractual December 31, Exercise
Range of Exercise Price      2001       Price      Life         2001      Price
----------------------- -------------- -------- ----------- ------------ --------
                                                (in years)
     $ 0.06-$ 0.06.....      146,724    $ 0.06      6.6        140,165    $ 0.06
     $ 0.25-$ 0.25.....      127,712    $ 0.25      7.2         80,544    $ 0.25
     $ 0.85-$ 0.94.....      931,004    $ 0.86      3.8        931,004    $ 0.86
     $ 1.71-$ 2.50.....      486,990    $ 2.33      5.0        479,793    $ 2.33
     $ 3.39-$ 4.71.....    2,100,583    $ 4.30      7.4      1,075,109    $ 4.30
     $ 5.65-$ 5.65.....       10,097    $ 5.65      6.4         10,097    $ 5.65
     $ 9.38-$13.61.....    3,365,044    $11.34      8.4      1,098,142    $11.09
     $14.38-$21.31.....    3,632,515    $16.94      9.1        599,869    $16.80
     $21.85-$30.13.....    1,752,748    $23.92      9.3        219,858    $25.29
     $36.50-$47.50.....       25,000    $43.10      8.3         10,209    $43.23
     -------------        ----------                         ---------
     $ 0.06-$47.50.....   12,578,417    $12.22      8.0      4,644,790    $ 7.51
                          ==========                         =========

   The Company has elected to account for employee stock-based compensation under APB 25 and has provided the following information as required by SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 requires the disclosure of proforma net income and earnings per share had the Company adopted the fair value method.

   The following assumptions were used to calculate the fair value of the options granted:

                                                  2001    2000   1999
                                                  -----  ------  ----
         Expected remaining term in years........  3.00    3.00  2.41
         Weighted average risk-free interest rate  4.04%   5.86% 6.10%
         Expected dividend rate..................  0.00%   0.00% 0.00%
         Volatility.............................. 86.07% 100.00% 0.00%

   The weighted average fair value per share of those options granted in 2001, 2000 and 1999 was $12.22, $7.54 and $3.25, respectively. The Company was not public in 1999, therefore a zero volatility rate was used.

                                UTSTARCOM, INC.

   Using the above method and assumptions, the Company's net income (loss) applicable to common stock and earnings (loss) per share, on a pro forma basis, would have been (in thousands):

                                                              Earnings (loss)
                                                      Net        per share
                                                     Income   --------------
                                                     (Loss)   Basic   Diluted
                                                    --------  ------  -------
  Year ended:
  December 31, 1999:
     Actual........................................ $(18,514) $(2.13) $(2.13)
                                                    ========  ======  ======
     Pro forma..................................... $(21,395) $(2.47) $(2.47)
                                                    ========  ======  ======
  December 31, 2000:
     Actual........................................ $ 27,013  $ 0.34  $ 0.27
                                                    ========  ======  ======
     Pro forma..................................... $ 22,976  $ 0.29  $ 0.23
                                                    ========  ======  ======
  December 31, 2001:
     Actual........................................ $ 56,954  $ 0.56  $ 0.52
                                                    ========  ======  ======
     Pro forma..................................... $ 39,944  $ 0.39  $ 0.37
                                                    ========  ======  ======

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

                                UTSTARCOM, INC.

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

   Total shares purchased under the plan were 118,223 and 73,811 in 2001 and 2000, respectively. At December 31, 2001 there were 3,716,294 shares available for purchase under the plan.

NOTE 17--DEFERRED STOCK COMPENSATION

   In connection with the grant of certain stock options and restricted common stock to employees, non-employees and members of the Board of Directors and in connection with the acquisition of ACD (see Note 7), the Company recorded deferred stock compensation of $5.0 million, $0.3 million and $23.3 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing the difference between the deemed fair value of common stock for accounting purposes and the option exercise price of these options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the related options. At December 31, 2001 approximately $6.0 million remained to be amortized over the corresponding vesting period of each respective option, generally four years.

NOTE 18--401(K) PLAN

   On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan (the "401(k) Plan") a cash-or-deferred arrangement which covers the Company's eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by the Company, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions the Company may make are expected to be deductible by the Company. The Company's eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to twenty-five percent (25%), subject to the maximum statutorily prescribed annual limit of $11,000 for participants under age 50 and $12,000 for participants age 50 and over, and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. Commencing with the plan year beginning January 1, 2001, the Company has elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $3,000 per plan year. The Company's matching contributions are subject to a vesting schedule based upon longevity of employee service with the Company. Matching contributions were $0.4 million for the year ended December 31, 2001.

                                UTSTARCOM, INC.

NOTE 19--COMMITMENTS AND CONTINGENCIES

  Leases:

   The Company leases certain facilities under non-cancelable operating leases, which expire at various dates through 2006. The minimum future lease payments under the leases at December 31, 2001 are as follows:

                                                                December 31,
                                                                    2001
                                                                ------------
    Year ending:
       2002....................................................   $ 4,514
       2003....................................................     3,476
       2004....................................................     1,973
       2005....................................................        77
       2006....................................................        32
                                                                  -------
       Total minimum lease payments............................   $10,072
                                                                  =======

   Rent expense for the years ended December 31, 2001, 2000 and 1999 was $3.8 million, $2.2 million, and $1.8 million, respectively.

  Litigation:

   On October 31, 2001, a complaint captioned Lacek v. UTStarcom, Inc., et. al., Civil Action No. 01-CV-9604, was filed in United States District Court for the Southern District of New York against the Company, some of our directors and officers and various underwriters for our IPO. Plaintiffs allege undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The Company believes that it has meritorious defenses to this lawsuit and will defend this lawsuit vigorously.

NOTE 20--OPERATING RISKS

  Financial Risks:

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $128.0 million and $44.3 million of the Company's cash was on deposit in foreign accounts at December 31, 2001 and 2000, respectively. The Company invests excess cash in highly liquid investments with original maturities of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

  Concentration of Credit Risk and Major Customers:

   The Company's first and second largest customers accounted for 6.6% and 5.9% of the Company's sales, respectively, in 2001 and 9.0% and 5.0% of accounts receivable, respectively, as of December 31, 2001. The

                                UTSTARCOM, INC.

Company's first and second largest customers accounted for 12.1% and 6.0% of the Company's net sales, respectively, in 2000 and 7.0% and 0.2% of the accounts receivable, respectively, as of December 31, 2000. The Company's first and second largest customers accounted for 30.2% and 10.7% of the Company's net sales, respectively, in 1999 and 39.0% and 6.0% of the accounts receivable, respectively, as of December 31, 1999. Approximately 90%, 90% and 93% of the Company's net sales during 2001, 2000 and 1999, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $192.8 million and $153.8 million, respectively, as of December 31, 2001 and 2000. The Company extends credit to its customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

  Country Risks:

   Approximately 90% of the Company's sales for the year ended December 31, 2001 were made in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

   Under China's current regulatory structure, the communications products that the Company offers in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, the Company must ensure that the quality of the telecommunications equipment for which it has obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. The State Council's product quality supervision department, in concert with the Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

   The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. The Company obtained the required network access licenses for its AN-2000 platform. The Company applied for, but has not yet received, a network access license for its PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, the Company understands that its PAS systems and handsets are considered to still be in the trial period and that sales of the Company's PAS systems and handsets may continue to be made during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that the Company is selling or may sell in China, including the mSwitch platform. If the Company fails to obtain the required licenses, the Company could be prohibited from making further sales of the unlicensed products, including the PAS systems and handsets, in China, which would substantially harm its business, financial condition and results of operations. The Company's counsel in China has advised that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by such counsel in China, either of which could have a material adverse effect on the Company's business and financial condition.

                                UTSTARCOM, INC.

NOTE 21--SEGMENT REPORTING

   The Company provides telecommunications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets. No customer accounted for 10% or more of consolidated revenues during the year ended December 31, 2001. Revenues from Hangzhou PTB accounted for 12.1% of consolidated revenues during the year ended December 31, 2000. Revenues from Xian Telecommunications Bureau and Kunming Telecommunications Bureau accounted for 30.2% and 10.7%, respectively, of consolidated revenues during the year ended December 31, 1999.

   Geographical area and product sales data are as follows (in thousands):

                                        Year Ended December 31, 2001
                                   --------------------------------------
                                   Telecommunications Subscriber
                                       Equipment       Handsets   Total
                                   ------------------ ---------- --------
       Net Sales:
          China...................      $378,934       $186,946  $565,880
          Other...................        60,004            956    60,960
                                        --------       --------  --------
              Total Net Sales.....      $438,938       $187,902  $626,840
                                        ========       ========  ========

                                        Year Ended December 31, 2000
                                   --------------------------------------
                                   Telecommunications Subscriber
                                       Equipment       Handsets   Total
                                   ------------------ ---------- --------
       Net Sales:
          China...................      $257,474       $106,572  $364,046
          Other...................         4,600             --     4,600
                                        --------       --------  --------
              Total Net Sales.....      $262,074       $106,572  $368,646
                                        ========       ========  ========

                                        Year Ended December 31, 1999
                                   --------------------------------------
                                   Telecommunications Subscriber
                                       Equipment       Handsets   Total
                                   ------------------ ---------- --------
       Net Sales:
          China...................      $165,484       $ 18,094  $183,578
          Other...................         3,938             --     3,938
                                        --------       --------  --------
              Total Net Sales.....      $169,422       $ 18,094  $187,516
                                        ========       ========  ========

   Long-lived assets by geography are as follows (in thousands):

                                                               December 31,
                                                              ---------------
                                                               2001    2000
                                                              ------- -------
  China...................................................... $41,289 $17,855
  U.S........................................................  41,645  24,382
                                                              ------- -------
     Total long-lived assets................................. $82,934 $42,237
                                                              ======= =======

                                UTSTARCOM, INC.

NOTE 22--RELATED PARTY TRANSACTIONS

   The Company entered into transactions with several companies that are stockholders or are affiliated with one of the Company's stockholders as follows:

   During 2001, the Company entered into a engineering services agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company. The Company recognized revenue of $1.0 million in connection with this agreement during 2001. There were no amounts included in accounts receivable or deferred revenue in respect of this agreement at December 31, 2001. In addition, the Company purchases telecommunications equipment from this Company. These purchases accounted for 21.7% and 28.4% of the Company's cost of sales in 2001 and 2000, respectively, and there were no amounts outstanding at December 31, 2001 and 2000.

   During 2001, the Company entered into an engineering services agreement with Mitsubishi Electric Corporation, a stockholder of the Company. During 2001, the Company recognized revenue of $1.3 million in connection with this agreement. Included in deferred revenue in respect of this agreement at December 31, 2001 was $0.7 million. There were no amounts included in accounts receivable in respect of this agreement at December 31, 2001.

   During 2001, the Company recognized revenue of $13.9 million with respect to sales of telecommunications equipment to an affiliate of one of the Company's stockholders. Included in accounts receivable at December 31, 2001 is $13.5 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement.

   During 2001, the Company entered into a professional services agreement with VoDaTech, Inc., a company whose owners are Bill Huang, the Company's Senior Vice President and Chief Technology Officer, and his wife. The Company paid VoDaTech $104,000 during 2001 for services rendered under the agreement.

NOTE 23--SUBSEQUENT EVENTS

   In July 1997, the Company, as part of its business operations in China, acquired a 88% interest in UTStarcom (Hangzhou) Communication Co., Ltd. On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership in the joint venture company for a total consideration of $14.5 million payable in cash. The cash consideration will be paid in 2002.

NOTE 24--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

   Quarterly financial data for the periods indicated are as follows:

                                                            Quarters Ended
                              --------------------------------------------------------------------------
                              Dec. 31, Sept. 30, June 30, March 31, Dec. 31, Sept. 30, June 30, March 31,
                                2001     2001      2001     2001      2000     2000      2000     2000
                              -------- --------- -------- --------- -------- --------- -------- ---------
                                               (In thousands, except per share amounts)
Revenues..................... $197,128 $170,484  $140,047 $119,181  $126,997 $107,386  $75,676   $58,587
Gross profit................. $ 68,952 $ 64,276  $ 49,907 $ 41,413  $ 43,014 $ 37,292  $27,262   $20,613
Net income (loss)............ $ 16,535 $ 18,797  $ 12,260 $  9,362  $ 13,887 $ 12,355  $ 5,020   $(3,269)
Net income (loss) per share:*
    Basic.................... $   0.15 $   0.18  $   0.13 $   0.10  $   0.15 $   0.13  $  0.05   $ (0.09)
    Diluted.................. $   0.14 $   0.17  $   0.12 $   0.09  $   0.13 $   0.12  $  0.05   $ (0.09)

--------
* Net income (loss) per share is computed independently for each of the quarters presented and, therefore, the sum of the quarterly net income
   (loss) per share may not equal the annual net income (loss) per share.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

   Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11--EXECUTIVE COMPENSATION

   The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors--Directors' Compensation," "Executive Compensation" and "Stock Price Performance Graph" in the Proxy Statement.

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

                                    PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements--See Index to Consolidated Financial Statements
and Financial Statement Schedules at page    of this Form 10-K.

      (2) Financial Statement Schedule--See Index to Consolidated Financial
Statements and Financial Statement Schedules at page    of this Form 10-K.

      (3) Exhibits

  Exhibit
  Number                                               Description
  ------                                               -----------

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

10.16(1)*    Joint Patent Filing Agreement dated December 1, 1998 between UTStarcom, Inc. and
               Matsushita Communication Industrial Co., Ltd.

10.17(1)*    Loan Agreement dated June 15, 1998 between UTStarcom, Inc. and SOFTBANK Corp.

   Exhibit
   Number                                             Description
   ------                                             -----------

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

10.27(1)      Information Service Project Contract dated June 1, 1998 between UTStarcom (China) Ltd. and
                China Jitong Communication Co. Ltd.

10.28(1)      Payment Agent Contract dated June 11, 1998 among UTStarcom, UTStarcom (China) Ltd,
                Softbank Corporation and Jitong Communication Co., Ltd.

 Exhibit
 Number                                          Description
 ------                                          -----------

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

10.45(4)* Development Agreement between UTStarcom, Inc. and Matsushita Communication Industrial
            Co., Ltd., dated September 26, 2000.

10.46(4)* OEM Agreement between UTStarcom, Inc. and Interwave Communications International,
            Ltd., dated July 14, 2000.

10.47(4)* OEM Agreement between UTStarcom, Inc. and Foundry Networks, Inc., dated August 24,
            2000.

10.48(4)* Loan Contract between UTSC Co., Ltd. and Bank of China Beijing Branch, dated August 29,
            2000.

10.49(9)* Sales Contract between UTStarcom (China), Ltd. and Zhejiang Telecom Company (Shaoxing
            Branch), dated November 18, 2000.

10.50(9)* Sales Contract between UTStarcom (China), Ltd. and He Nan Telecom Company, dated
            October 28, 2000.

 Exhibit
 Number                                         Description
 ------                                         -----------

10.51(9)* Sales Contract between UTStarcom (China), Ltd., Xian Equipment Import/Export Company,
            Ltd., and Shaanxi China Telecom Group, Ltd., dated September 29, 2000 (received by
            UTStarcom, Inc. on October 9, 2000).

10.52(9)* Technical Assistance Agreement between UTStarcom, Inc. and Matsushita Communication
            Industrial Co. Ltd., dated December 1, 2000.

10.53(9)* Definitive Agreement for Collaboration between UTStarcom, Inc. and Mitsubishi Electric
            Corporation, dated October 22, 2000.

10.54(9)* Software License Agreement between UTStarcom, Inc. and DDI Corporation, Inc. dated
            October 4, 2000.

10.55(9)* Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and
            Telecommunication D'Haiti S.A.M., dated December 5, 2000.

10.56(5)* Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited dated
            July 24, 2000.

10.57(5)* Amendment No.1 to July 24, 2000 Assignment Agreement between UTStarcom, Inc. and
            Stable Gain International Limited, dated March 2, 2001.

10.58(5)* Loan Agreement between China Merchant Bank and UTStarcom (China) Co., Ltd., dated
            March 14, 2001.

10.59(5)* Technical Service Agreement between UTStarcom (China) Co., Ltd. and Hainan Xinhuangpu
            Investment Co., Ltd., dated August 18, 2000.

10.60(5)* Assets Transfer Agreement between Hainan Xinhuangpu Investment Co., Ltd. and UTStarcom
            (China) Co., Ltd., dated August 18, 2000.

10.61(5)* Equity Transferring Agreement between Zhe Jiang Nantian Telecommunication Development
            Group Share Company and UTStarcom, Inc., dated February 5, 2001.

10.62(5)* Sales Contract between Zhejiang Telecom Co. and UTStarcom (China) Co., Ltd., dated
            March 23, 2001.

10.63(5)* Manufacturing License Agreement between Himachal Futuristic Communications Ltd. and
            UTStarcom, Inc., dated March 6, 2001.

10.64(7)  2001 Director Option Plan.

10.65(7)* Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and
            Telecommunications D'Haiti S.A.M. dated as of April 12, 2001.

10.66(6)  2001 Director Option Plan, as amended on July 10, 2001.

10.67(8)* Purchase Contract between UTStarcom Inc. and BB Technologies Corporation, dated
            October 9, 2001.

10.68     Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and China
            Everbright Bank, Chaoyang Branch, Beijing, dated November 30, 2001.

10.69     Equity Transfer Agreement between UTStarcom, Inc. and Guangdong Nanfang
            Communications Group Co. Ltd., dated December 18, 2001.

10.70     Equity Transfer Agreement between UTStarcom, Inc. and Zhejiang Provincial Telecom.
            Instruments Factory and UTStarcom (Hangzhou) Communications Co., Ltd., dated
            January 21, 2002.

10.71     Lease Agreement between UTStarcom, Inc. and Legend Tech., dated September 12, 2001.

            Exhibit
            Number                    Description
            ------                    -----------

             21.1   Subsidiaries of UTStarcom, Inc.

             23.1   Consent of PricewaterhouseCoopers LLP.

             23.2   Consent of Willamette Management Associates.

             24.1   Power of Attorney (included on signature page).

--------
 * Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (No. 333-93069), which became effective March 2, 2000.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(7) Incorporated by reference to the Registrant's Registration Statement of Form S-3, which became effective July 18, 2001.

(8) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(9) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

   (b) Reports on Form 8-K:

   1. A Current Report on Form 8-K was filed on July 12, 2001 to report our earnings release for the second quarter of fiscal year 2001.

   (c) Exhibits

   See Item 14(a)(3) above.

        INDEPENDENT ACCOUNTANTS REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of UTStarcom, Inc.:

   Our audits of the consolidated financial statements referred to in our report dated January 14, 2002 also included an audit of the financial statement schedules in this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /S/  PRICEWATERHOUSECOOPERS LLP

                                          PricewaterhouseCoopers LLP

San Francisco, California
January 14, 2002

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2002.

                                               UTSTARCOM, INC.
                                               (Registrant)

                                               By     /s/  Michael J. Sophie
                                                   -----------------------------
                                                         Michael J. Sophie
                                                    Vice President of Finance,
                                                      Chief Financial Officer
                                                      and Assistant Secretary

                                                                     SCHEDULE I

                       UTSTARCOM, INC. (UNCONSOLIDATED)

                           REGISTRANT BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                                      December 31,
                                                                                   ------------------
                                                                                     2001      2000
                                                                                   --------  --------

                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................... $198,285  $104,805
   Short-term investments.........................................................   86,176    83,858
   Accounts receivable............................................................  114,595   105,571
   Receivable from related parties................................................    1,670       406
   Inventories, net...............................................................   14,278    18,223
   Other current assets...........................................................   18,994     4,889
                                                                                   --------  --------
Total current assets..............................................................  433,998   317,752
Property, plant and equipment, net................................................   21,919     6,604
Investment in affiliated companies................................................  223,200   110,332
Goodwill and intangible assets, net...............................................   37,728    18,888
Other long-term assets............................................................    8,653     5,768
                                                                                   --------  --------
   Total assets................................................................... $725,498  $459,344
                                                                                   ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................... $ 11,354  $ 18,794
   Short-term debt................................................................       --         7
   Income taxes payable...........................................................    7,458     3,999
   Deferred revenue...............................................................    8,874    11,457
   Other..........................................................................   15,925    12,768
                                                                                   --------  --------
Total current liabilities.........................................................   43,611    47,025
                                                                                   --------  --------
Stockholders' equity:
   Preferred stock: $.00125 par value; authorized: 5,000,000 shares; issued and
     outstanding: none at December 31, 2001 and 2000..............................       --        --
   Common stock: $.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 109,302,816 at December 31, 2001 and 95,032,657 at December 31,
     2000.........................................................................      138       120
Additional paid-in capital........................................................  638,697   426,665
Deferred stock compensation.......................................................   (6,045)   (6,491)
Retained earnings (accumulated deficit)...........................................   49,146    (7,808)
Notes receivable from stockholders................................................     (381)     (314)
Accumulated other comprehensive income............................................      332       147
                                                                                   --------  --------
   Total stockholders' equity.....................................................  681,887   412,319
                                                                                   --------  --------
       Total liabilities and stockholders' equity................................. $725,498  $459,344
                                                                                   ========  ========


  The accompanying notes are an integral part of these financial statements.

                                                                     SCHEDULE I

                       UTSTARCOM, INC. (UNCONSOLIDATED)

    CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT
                (in thousands, except share and per share data)

                                                                             Years Ended December 31,
                                                                           ----------------------------
                                                                             2001      2000      1999
                                                                           --------  --------  --------
Net sales................................................................. $351,373  $267,384  $109,091
Cost of sales (includes stock compensation expense of $41, $90, and $12)..  294,995   228,624    95,866
                                                                           --------  --------  --------
Gross profit..............................................................   56,378    38,760    13,225
Operating expenses:
   Selling, general and administrative expenses (includes stock
     compensation expense of $2,499, $4,676, $4,256)......................   25,199    14,814     8,249
   Research and development expenses (includes stock compensation
     expense of $2,660, $6,795, $1,285)...................................   56,937    40,957    12,966
   Amortization of intangible assets......................................    7,440     4,808       188
   In-process research and development costs..............................    4,720        --     3,992
                                                                           --------  --------  --------
       Total operating expenses...........................................   94,296    60,579    25,395
                                                                           --------  --------  --------
Operating income..........................................................  (37,918)  (21,819)  (12,170)
Interest income...........................................................    7,832    12,426     3,839
Interest expense..........................................................     (644)     (154)   (1,693)
Other income (expense)....................................................   (1,737)     (139)      360
Equity in net income (loss) of affiliated companies.......................   99,506    47,399    21,954
                                                                           --------  --------  --------
Income before income taxes and cumulative effect of a change of accounting
  principle...............................................................   67,039    37,713    12,290
Income tax expense (benefit)..............................................   10,085     9,720      (829)
                                                                           --------  --------  --------
Income from continuing operations.........................................   56,954    27,993    13,119
Loss from discontinued operations.........................................       --        --    (1,656)
                                                                           --------  --------  --------
Net income (loss) before cumulative effect of a change of accounting
  principle...............................................................   56,954    27,993    11,463
Cumulative effect on prior years of the application of SAB 101, "Revenue
  Recognition in Financial Statements"....................................       --      (980)       --
                                                                           --------  --------  --------
Net income................................................................   56,954    27,013    11,463
Beneficial conversion feature of Series F convertible preferred stock.....       --        --   (29,977)
                                                                           --------  --------  --------
Net income (loss) applicable to common stockholders....................... $ 56,954  $ 27,013  $(18,514)
                                                                           ========  ========  ========

  The accompanying notes are an integral part of these financial statements.

                                                                     SCHEDULE I

                       UTSTARCOM, INC. (UNCONSOLIDATED)

         CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT
                                (In thousands)

                                                                                        Years Ended December 31,
                                                                                     -----------------------------
                                                                                       2001      2000       1999
                                                                                     --------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)................................................................... $ 56,954  $  27,013  $ 11,463
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Loss from discontinued operations...............................................       --         --     1,656
    Gain or change in ownership interest in subsidiary..............................     (277)        --        --
    Depreciation and amortization...................................................   15,218      7,308     1,258
    Non-qualified stock option exercise tax benefits................................   15,311      7,628        --
    Write-off of in-process research and development costs..........................    4,720         --     3,992
    Impairment of long-term investments.............................................    3,376         --        --
    Net loss on sale of assets......................................................      527        698        --
    Cumulative effect of change in accounting principle.............................       --        980        --
    Stock compensation expense......................................................    5,201     11,560     5,553
    Equity in net loss of affiliated companies......................................  (97,816)   (47,399)  (21,954)
    Changes in operating assets and liabilities:
       Accounts receivable and receivable from related parties......................  (10,288)   (61,089)    3,647
       Inventories..................................................................    3,945     (6,744)  (10,062)
       Other current and non-current assets.........................................  (19,060)     2,497    (1,578)
       Accounts payable and payable to related parties..............................   (7,440)    14,363   (24,359)
       Income taxes payable.........................................................    3,459     (4,364)    1,079
       Other current liabilities....................................................    2,956     (1,987)   11,276
       Deferred revenue.............................................................   (2,583)    10,957       500
                                                                                     --------  ---------  --------
          Net cash used in operating activities.....................................  (25,797)   (38,579)  (17,529)
                                                                                     --------  ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment..........................................  (19,853)    (6,119)   (1,422)
Investment in affiliates, net of cash acquired......................................  (18,135)    (8,945)      108
Proceeds from disposal of property..................................................       --         75       652
Purchase of intangible assets.......................................................   (1,078)        --        --
Purchase of short-term investments..................................................  (89,625)  (124,096)       --
Sales of short-term investments.....................................................   87,516     40,290        --
                                                                                     --------  ---------  --------
Net cash used in investing activities...............................................  (41,175)   (98,795)     (662)
                                                                                     --------  ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses..................................................  160,550    198,213    55,480
Proceeds (payments) from borrowing, net.............................................       (5)        (8)       (7)
Proceeds from shareholder notes.....................................................      (67)       245        --
                                                                                     --------  ---------  --------
Net cash provided by financing activities...........................................  160,478    198,450    55,473
                                                                                     --------  ---------  --------
Effects of exchange rates on cash...................................................      (26)        --        --
                                                                                     --------  ---------  --------
Net increase in cash and cash equivalents...........................................   93,480     61,076    37,282
Cash and cash equivalents at beginning of period....................................  104,805     43,729     6,447
                                                                                     --------  ---------  --------
Cash and cash equivalents at end of period.......................................... $198,285  $ 104,805  $ 43,729
                                                                                     ========  =========  ========

  The accompanying notes are an integral part of these financial statements.

                                                                     SCHEDULE I

                                UTSTARCOM, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

   UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, intercompany transactions have not been eliminated. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended December 31, 2001. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

                                                                    SCHEDULE II

                                UTSTARCOM, INC.

                Valuation and Qualifying Accounts and Reserves
             For the Years Ended December 31, 2001, 2000 and 1999

                                               Additions
                                   Balance at  charged to            Balance at
                                  beginning of costs and               end of
 Description                       the period   expenses  Deductions the period
 -----------                      ------------ ---------- ---------- ----------
 Year ended December 31, 2001
 Allowance for doubtful accounts.   $12,835     $ 6,218     $   --    $19,053
 Provision for obsolete inventory   $ 9,201     $11,143     $   --    $20,344
 Accrued product warranty costs..   $ 3,133     $ 6,792     $3,654    $ 6,271

 Year ended December 31, 2000
 Allowance for doubtful accounts.   $ 6,789     $ 6,448     $  402    $12,835
 Provision for obsolete inventory   $ 6,415     $ 2,786     $   --    $ 9,201
 Accrued product warranty costs..   $ 1,236     $ 4,279     $2,382    $ 3,133

 Year ended December 31, 1999
 Allowance for doubtful accounts.   $ 3,957     $ 6,006     $3,174    $ 6,789
 Provision for obsolete inventory   $ 2,445     $ 5,695     $1,725    $ 6,415
 Accrued product warranty costs..   $   997     $   481     $  242    $ 1,236