Form 10-Q
period 2002-03-31
UTSTARCOM INC
filed 2002-05-01
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 12, 2002 there were 111,374,661 shares of the Registrant's Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$362,120	$321,136
Short term investments	45,788	86,176
Accounts receivable, net of allowances for doubtful accounts of $22,099 and $19,053 at March 31, 2002 and December 31, 2001, respectively	205,181	193,046
Inventories, net	239,414	229,050
Other current assets	70,964	67,067

Total current assets	923,467	896,475
Property, plant and equipment, net	46,313	43,942
Long-term investments	18,566	17,818
Goodwill and intangible assets, net	38,516	38,992
Other long term assets	19,626	8,653

Total assets	$1,046,488	$1,005,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$83,326	$83,649
Bank debt	51,205	58,434
Income taxes payable	12,287	10,536
Deferred revenue	73,310	76,424
Other current liabilities	72,290	76,329

Total current liabilities	292,418	305,372
Long-term debt	12,048	12,048
Minority interest in consolidated subsidiaries	7,101	6,573

	311,567	323,993

Commitments and Contingencies (Note 11)
Stockholders' equity:
Common stock: $0.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 111,300,728 at March 31, 2002 and 109,302,816 at December 31, 2001	141	138
Additional paid-in capital	673,206	638,697
Deferred stock compensation	(4,660)	(6,045)
Retained earnings	66,672	49,146
Receivable from stockholders	(402)	(381)
Other comprehensive income (loss)	(36)	332

Total stockholders' equity	734,921	681,887

Total liabilities and stockholders' equity	$1,046,488	$1,005,880

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended
	March 31, 2002	March 31, 2001
Net sales	$183,690	$119,181
Cost of sales	118,048	77,768

Gross profit	65,642	41,413

Operating expenses:
Selling, general and administrative expenses	23,686	14,131
Research and development expenses	19,197	12,412
Amortization of goodwill and intangible assets	477	1,471

Total operating expenses	43,360	28,014

Operating income	22,282	13,399
Interest income	1,574	2,350
Interest expenses	(688)	(861)
Other income (expenses)	193	(1,037)
Equity in net loss of affiliated companies	(793)	(244)

Income before income taxes and minority interest	22,568	13,607
Income tax expense	4,514	3,652
Minority interest in earnings of consolidated subsidiaries	(528)	(593)

Net income	$17,526	$9,362

Basic earnings per share	$0.16	$0.10

Diluted earnings per share	$0.15	$0.09

Weighted average shares used in per-share calculations:
— Basic	110,044	95,873

— Diluted	116,758	104,262

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,526	$9,362
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,198	3,293
Non-qualified stock option exercise tax benefits	1,997	2,940
Net loss on sale of assets	180	18
Impairment of long term investment	440	1,000
Stock compensation expense	1,346	1,272
Allowance for doubtful accounts	3,046	794
Inventory reserve	1,655	1,674
Equity in net loss of affiliated companies	793	244
Minority interest in consolidated subsidiary	528	593
Changes in operating assets and liabilities:
Accounts receivable and receivable from related parties	(15,782)	(9,622)
Inventories	(12,019)	(35,822)
Other current and non-current assets	(3,403)	(18,461)
Accounts payable	(323)	(3,291)
Income taxes payable	1,751	(2,144)
Deferred revenue	(3,114)	12,310
Other current liabilities	(4,038)	4,263

Net cash used in operating activities	(4,219)	(31,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(7,273)	(4,511)
Investment in affiliates, net of cash acquired	(12,848)	(1,979)
Purchase of short-term investments	—	(6,327)
Sales of short-term investments	40,154	57,391

Net cash provided by investing activities	20,033	44,574

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	32,553	2,685
Proceeds from borrowing	20,482	31,325
Payments for borrowing	(27,711)	(20,614)
Proceeds from stockholder notes	(21)	30

Net cash provided by financing activities	25,303	13,426
Effects of exchange rates on cash	(133)	—

Net increase in cash and cash equivalents	40,984	26,423
Cash and cash equivalents at beginning of period	321,136	149,112

Cash and cash equivalents at end of period	$362,120	$175,535

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SIGNIFICANT ACCOUNTING POLICIES

1.    BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the "Company") and its wholly and majority (over 50 percent) owned subsidiaries, except for the Guangdong manufacturing subsidiary ("GUTS"), which is accounted for using the equity method as the Company does not have voting control over all significant matters. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies, of which none represent greater than 10 percent voting ownership, are accounted for using the cost method.

        The accompanying financial data as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 2001 financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10K/A.

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

2.    REVENUE RECOGNITION:

        Revenues from sales of telecommunication equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is reasonably assured. Where multiple elements exist in an arrangement, revenue is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenues from sales of telecommunication equipment involving significant production, modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

        Revenues from sales of telecommunication equipment incorporating software not considered incidental to the product as a whole ("software contracts") are recognized when persuasive evidence of an agreement exists, the product has been delivered, the fee is fixed or determinable and collectability is probable. Revenues from software contracts with multiple elements are recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met.

        Revenues from engineering service contracts are recognized upon completion of the project, or using the percentage of completion method of the project where project costs can be reasonably estimated.

3.    EARNINGS PER SHARE (in thousands, except per share data):

        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the numbers of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options and warrants.

        The following table presents the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income	$17,526	$9,362

Denominator:
Shares used to compute basic EPS	110,044	95,873
Dilutive common stock equivalent shares:
Stock options	6,685	8,361
Warrants	29	28

Shares used to compute diluted EPS	116,758	104,262

Basic earnings per share	$0.16	$0.10

Diluted earnings per share	$0.15	$0.09

        Certain potential shares outstanding during the three months ended March 31, 2002 and March 31, 2001 were not included in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. These shares totaled 0.5 million at a weighted average exercise price of $28.16 per share at March 31, 2002 and 0.7 million with a weighted average exercise price of $25.45 per share at March 31, 2001.

4.    COMPREHENSIVE INCOME/(LOSS) (in thousands):

        Statement of Financial Accounting Standards ("SFAS") No. 130 requires disclosure of non-stockholder changes in equity, which include unrealized gains and losses on securities classified as available-for-sale under SFAS No. 115 and foreign currency translation adjustments accounted for under SFAS No. 52.

        The reconciliation of net income to comprehensive income for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income	$17,526	$9,362
Unrealized gains (losses) on investments	(236)	155
Change in cumulative translation adjustments	(132)	—

Total comprehensive income	$17,158	$9,517

5.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands):

        All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At March 31, 2002, $265,280 of available-for-sale securities was included in cash equivalents and $45,788 of available-for-sale securities was included in short-term investments. At December 31, 2001, $162,218 of available-for-sale securities was included in cash equivalents and $86,176 of available-for-sale securities was included in short-term investments. These available-for-sale securities consist of government-sponsored entities' notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

6.    INVENTORIES (in thousands):

        Inventories as of March 31, 2002 and December 31, 2001 consist of the following:

	March 31, 2002	December 31, 2001
Raw materials	$65,872	$59,409
Work-in-process	35,756	33,887
Finished goods	159,785	156,098

	261,413	249,394
Less allowance for obsolete inventory	(21,999)	(20,344)

	$239,414	$229,050

7.    DEBT (in thousands):

        The following represents the outstanding borrowings at March 31, 2002 and December 31, 2001:

Note	Rate	Maturity	March 31, 2002	December 31, 2001
Bank of China (1)	From 4.54% to 5.56%	From 09/02 to 10/02	$27,109	$34,338
China Merchants Bank (2)	5.31%	03/03	6,024	6,024
Commercial Bank of Hangzhou (3)	6.21%	06/10	12,048	12,048
CITIC Industrial Bank (4)	6.14%	05/02	6,024	6,024
China Everbright Bank (5)	5.78%	06/02	12,048	12,048

Total debt			63,253	70,482
Long-term debt			12,048	12,048

Short-term debt			$51,205	$58,434

(1)
Guaranteed by the Company and the minority shareholder of HUTS. This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $156,627.

(2)
Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in March 2003.

(3)
Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.

(4)
Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in May 2002.

(5)
Guaranteed by HUTS. This line allows for borrowings of up to $36,145 and matures in June 2002.

        The Company has additional lines of credit available up to $54,100, which it is not borrowing against as of March 31, 2002.

8.    LONG TERM INVESTMENTS (in thousands):

        The Company's investments are as follows:

	March 31, 2002	December 31, 2001
	(in thousands)
Investment in GUTS	—	$750
Investment in Softbank China	$7,874	8,314
Investment in Issanni Communication	2,001	2,001
Investment in Cellon International	2,000	2,000
Investment in Restructuring Fund No. 1	1,981	—
Investment in others	4,710	4,753

Total	$18,566	$17,818

        The Company had invested $10.0 million in Softbank China, (the "fund"), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees is employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the three months ended March 31, 2002 and 2001, based upon a review of the carrying value of this investment, impairment charges of $0.4 million and $1.0 million, respectively, were recognized to provide for the other than temporary decline in the fair value below the carrying value of this investment. The balance remaining in this investment as of March 31, 2002 was $7.9 million.

        The Company has also invested directly in a number of private technology-based companies in the early stages of development. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three months ended March 31, 2002 and 2001, no impairment charge was considered necessary, based upon a review of the carrying value of these investments.

        During the three months ended March 31, 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund will focus on leveraged buyout (LBO) investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees is employed by the fund.

        In September 1996, the Company purchased a 49% interest in GUTS. In February 1998, the Company acquired an additional 2% interest in GUTS, increasing its ownership interest to 51%. However, because the Company does not have voting control over all significant matters of GUTS, the investment in and results of operations of GUTS are accounted for using the equity method as of March 31, 2002. On December 18, 2001, the Company entered into an agreement to acquire the remaining 49% ownership in GUTS for a total consideration of $3.6 million payable in cash. The cash consideration was paid in the first quarter of 2002 and recorded as a long-term asset. Upon completion of this transaction, pending government approvals, GUTS will be a wholly-owned subsidiary of the Company.

        In July 1997, the Company, as part of its business operations in China, acquired a 88% interest in UTStarcom (Hangzhou) Communication Co., Ltd (HUTS). On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership in the joint venture company for a total consideration of $14.5 million payable in cash. Cash consideration of $7.3 million was paid in January 2002, and was recorded as a long-term asset. The remaining consideration will be paid in the second quarter of fiscal 2002. Upon completion of this transaction, pending China regulatory approvals, HUTS will be a wholly-owned subsidiary of the Company.

9.    GOODWILL AND INTANGIBLE ASSETS (in thousands):

(In thousands)	March 31, 2002	December 31, 2001
Goodwill	$47,636	$47,636
Purchased technology	4,340	4,340

	51,976	51,976
Less accumulated amortization	(13,460)	(12,984)

	$38,516	$38,992

        Amortization expense was $0.5 million for the three months ended March 31, 2002, and $1.5 million for the three months ended March 31, 2001.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121").

        SFAS No. 142 was adopted by the Company on January 1, 2002. SFAS No. 142 had the effect of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge.

        The reconciliation of net income to adjusted net income as if there had been no goodwill amortization in any period presented, for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	March 31, 2002	March 31, 2001
Reported net income	$17,526	$9,362
Add back: goodwill amortization	—	1,419

Adjusted net income	$17,526	$10,781

Basic earnings per share:
Reported net income	$0.16	$0.10
Goodwill amortization	—	0.01

Adjusted net income	$0.16	$0.11

Diluted earnings per share:
Reported net income	$0.15	$0.09
Goodwill amortization	—	0.01

Adjusted net income	$0.15	$0.10

10.  SEGMENT REPORTING (in thousands):

        The Company provides telecommunications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets. No customer accounted for 10% or more of consolidated revenues during the three months ended March 31, 2002. Revenues from Shaoxing Telecommunications Bureau accounted for 14% of consolidated revenues during the three months ended March 31, 2001.

        Geographical area data and product data are as follows (in thousands):

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$97,625	$69,573	$167,198	$83,354	$33,424	$116,778
Other	16,492	—	16,492	2,403	—	2,403

Total net sales	$114,117	$69,573	$183,690	$85,757	$33,424	$119,181

        Revenue attributable to the United States of America was insignificant during the three months ended March 31, 2002 and 2001.

        Long-lived assets by geography are as follows (in thousands):

	March 31, 2002	December 31, 2001
China	$40,310	$41,289
U.S.	44,519	41,645

Total long-lived assets	$84,829	$82,934

11.  COMMITMENTS AND CONTINGENCIES:

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

12.  RELATED PARTY TRANSACTIONS:

        The Company has entered into transactions with several companies that are stockholders or are affiliated with one of the Company's stockholders as follows:

        During 2001, the Company entered into a engineering services agreement with Matsushita Communication Industrial Co., Ltd. ("Matsushita"), a stockholder of the Company, pursuant to which the Company, in partnership with Matsushita, will develop a complete end-to-end third generation cellular network ("3G W-CDMA") standard compliant system, targeting the next generation of communications systems in the global communications marketplace. The Company recognized revenue of $3.4 million and $0.0 million in connection with this agreement during the three months ended March 31, 2002 and 2001, respectively. Included in accounts receivable in respect of this agreement at March 31, 2002 was $0.8 million. There were no amounts included in deferred revenue at March 31, 2002. There were no amounts included in accounts receivable or deferred revenue in respect of this agreement at December 31, 2001. In addition, the Company purchases telecommunications equipment from a subsidiary of Matsushita. Purchases of PAS equipment from such subsidiary of Matsushita during the three months ended March 31, 2002 were $4.6 million. Purchases of handsets and base stations from such subsidiary of Matsushita during the three months ended March 31, 2001 were $56.7 million. There were no amounts outstanding at March 31, 2002 and December 31, 2001.

        During 2001, the Company entered into an engineering services agreement with Mitsubishi Electric Corporation, a stockholder of the Company, to jointly develop and market a complete suite of 3G W-CDMA infrastructure products. The Company recognized no revenue in connection with this agreement during the three months ended March 31, 2002 and 2001, respectively. Included in deferred revenue in respect of this agreement at March 31, 2002 was $0.7 million. There were no amounts included in accounts receivable in respect of this agreement at March 31, 2002. Included in deferred revenue in respect of this agreement at December 31, 2001 was $0.7 million. There were no amounts included in accounts receivable in respect of this agreement at December 31, 2001.

        The Company recognized revenue of $10.0 million and $0.0 million during the three months ended March 31, 2002 and March 31, 2001, respectively, with respect to sales of telecommunications equipment to BB Technologies Corporation ("BBTC"), an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. BBTC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan which is marketed under the name YAHOO. The Company provides ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at March 31, 2002 is $10.0 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at March 31, 2002. Included in accounts receivable in respect of this agreement at December 31, 2001 was $13.5 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2001.

        During 2000, we invested $8.0 million and during 2001, we invested an additional $2.0 million in Softbank China (the "fund"), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. An entity affiliated with SOFTBANK CORP., SOFTBANK America Inc., is a significant stockholder in our company. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in these early stages and may never materialize. During the three months ended March 31, 2002, based upon a review of the carrying value of this investment, an impairment charge of $0.4 million was recognized to provide for the decline in the fair value below the carrying value of this investment. The balance remaining in this investment as of March 31, 2002 was $7.9 million.

        During the three months ended March 31, 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership, established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. An entity affiliated with SOFTBANK

CORP., SOFTBANK America Inc., is a significant stockholder of the Company. The fund will focus on leveraged buyout (LBO) investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees is employed by the fund.

13.  COUNTRY RISKS:

        Approximately 91% and 98% of the Company's sales for the three months ended March 31, 2002, and 2001, respectively, were made in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

14.  RECENT ACCOUNTING PRONOUNCEMENTS:

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.

        The Company adopted SFAS No. 141 in July 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company on January 1, 2002. The Company completed the required transitional assessment of goodwill impairment during the first quarter of fiscal 2002. Based on this assessment, it was determined that there was no impairment of goodwill and thus no transition goodwill impairment charge.

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121 and amends APB 30—"Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 also requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on the Company's financial statements.

15.  SUBSEQUENT EVENTS:

        On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). The Company's investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition, was $2.1 million, $0.5 million of which is held in escrow for, among other things, any undisclosed liabilities or contingencies incurred by Issanni prior to closing. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. Furthermore, the Company issued shares of restricted common stock valued at $1.0 million to Issanni employees who will continue to perform services for the Company. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. The Company will record this amount as compensation expense as the milestones are met. Prior to the acquisition, the Company provided a loan to Issanni in the amount of $0.5 million. The acquisition will be accounted for as a purchase and the results of operations of Issanni will be included in the Company's results of operations beginning April 19, 2002.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include those concerning the following: our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China's county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments, particularly in Softbank China; and our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Additional forward-looking statements may be identified by the words, "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward- looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

        We incorporated in Delaware in 1991. Since our incorporation, we have focused our resources on developing products for China's communications market. We shipped our first network access products in 1993. In 1995, we acquired StarCom Network Systems, Inc. and changed our name to UTStarcom, Inc. In 1996, we introduced our advanced, V5.1 and V5.2 compliant, multi-service network access platform, the AN-2000. Late in 1996, we introduced our PAS wireless access system. In December 1999, we completed the acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders. Wacos, Inc. is a research and development subsidiary that develops IP-based switching systems. In November 2001, we completed the acquisition of Advanced Communications Devices Corporation, or ACD, for $21.3 million. In addition, we issued shares of restricted common stock valued at $5.0 million to ACD employees who will continue to perform services for us, vesting over a period of five years or upon the achievement of certain performance milestones. The first milestone was met in December 2001, resulting in a charge of $1.3 million to operations in 2001. The second milestone was met in March 2002, resulting in a charge of $0.8 million to operations during the three months ended March 31, 2002. ACD is a System- on-Chip (SoC) semiconductor company focusing on LAN and IP switching technology. We conduct our operations in China through wholly owned subsidiaries and two joint ventures.

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

        Approximately 91% of our net sales for the three months ended March 31, 2002 and approximately 98% of our net sales for the three months ended March 31, 2001 were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. Our first and second largest customers accounted for 9.3% and 7.9% of our net sales for the three months ended March 31, 2002, and 1.4% and 6.5% of accounts receivable, respectively, as of March 31, 2002. Our first and second largest customers accounted for 14.2% and 8.1% of our net sales, respectively, for the three months ended March 31, 2001, and 6.0% and 4.7% of accounts receivable, respectively, as of March 31, 2001. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

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

        Our gross profit has been affected by product mix, average selling prices and material costs. Our gross profit, as a percentage of net sales, varies among our product families. The gross profit, as a percentage of net sales, on our handsets is low compared to our other products. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales.

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

        Net deferred stock compensation represents the difference between the fair value of common stock and the option exercise price for the options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. No net deferred compensation expense was recorded in connection with the grant of stock options to our employees during the three months ended March 31, 2002 and 2001, respectively. We recorded stock compensation expense of approximately $1.3 million during the three months ended March 31, 2002 and $1.3 million during the corresponding period in 2001. At March 31, 2002, approximately $4.7 million of deferred stock compensation remained to be amortized.

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

RECENT DEVELOPMENTS

        On February 28, 2002, we sold 1,500,000 shares of our common stock upon exercise of the underwriter's over-allotment option in connection with the resale public offering of 10,000,000 shares of our common stock by SOFTBANK America Inc., one of our stockholders, at $20.25 per share. We received aggregate net proceeds of approximately $28.9 million, after deducting underwriting discounts and commissions and related expenses. We intend to use these proceeds for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings; however, there are no current material agreements or commitments with respect to any such activities. We did not receive any proceeds from the offering of the shares of our common stock by SOFTBANK America Inc.

        In September 1996, the Company purchased a 49% interest in Guangdong UTStarcom, Ltd. (GUTS). In February 1998, the Company acquired an additional 2% interest in GUTS, increasing its ownership interest to 51%. However, because the Company does not have voting control over all significant matters of GUTS, the investment in and results of operations of GUTS are accounted for using the equity method as of March 31, 2002. On December 18, 2001, the Company entered into an agreement to acquire the remaining 49% ownership in GUTS for a total consideration of $3.6 million payable in cash. The cash consideration was paid in January 2002. Upon completion of this transaction, pending China regulatory approvals, GUTS will be a wholly-owned subsidiary of the Company.

        In July 1997, the Company, as part of its business operations in China, acquired a 88% interest in UTStarcom (Hangzhou) Communication Co., Ltd (HUTS). On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership in the joint venture company for a total consideration of $14.5 million payable in cash. Cash consideration of $7.3 million was paid in January 2002. The remaining consideration will be paid in the second quarter of fiscal 2002. Upon completion of this transaction, pending China regulatory approvals, HUTS will be a wholly-owned subsidiary of the Company.

        On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). Issanni develops remote access server (RAS) and local access technology. The Company's investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition was $2.1 million. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned.

Furthermore, the Company issued shares of restricted common stock valued at $1.0 million to Issanni employees who will continue to perform services for the Company.

CRITICAL ACCOUNTING POLICIES

        The financial condition and results of operations of the Company are based on certain critical accounting policies, which include judgments, estimates, and assumptions on the part of management. The following summary of critical accounting policies highlights those areas of significant judgment in the application of our accounting policies that affect our financial condition and results of operations.

Revenue Recognition, Allowances for Doubtful Accounts and Product Warranty

        We recognize revenue from sales of telecommunication equipment when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectability is assured. For transactions where we have yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Management judgment is required in the assessment of collectibility. A sales reserve is established based on historical trends in sales returns. If actual future sales returns do not reflect the historical data, or the credit-worthiness of a major customer deteriorates, our revenue could be affected. Historically, the level of sales returns and our collection history have been within our expectations, and there have been no circumstances that resulted in revised assumptions in the past.

        We also maintain allowances for doubtful accounts based on our assessment of the collectibility of our accounts receivable. We continually monitor collections from our customers and maintain allowances for doubtful accounts based upon the age of outstanding invoices and any specific customer collection issues. Historically, doubtful accounts or credit losses have been within our expectations, and our doubtful account allowances have been adequate. Our accounts receivable are not concentrated within a small number of customers. Therefore, a significant deterioration in the financial condition of one of our largest customers would not have a material adverse effect on our operating results or cash flows. Our accounts receivable are, however, concentrated in China. Therefore, a material adverse change in economic, political and social conditions in China could have an adverse effect on the collectibility of our accounts receivable, resulting in the need for additional doubtful account allowances.

        We provide a warranty on our equipment and handset sales for a period not greater than one year. We provide for the expected cost of product warranties at the time that we recognize revenue, based on our assessment of past warranty experience. We continually monitor the level of our warranty expenses. If, however, there were a material adverse change in our product failure rates, an additional warranty provision would be required. Historically, our warranty experience has been within our expectations, and there have been no circumstances that resulted in revised assumptions in the past.

Inventory Reserve

        Our inventories are stated at the lower of cost or net realizable value, net of a reserve for excess, slow moving and obsolete inventory. The reserve is based on our assumptions about future market conditions and customer demand. We continually monitor our inventory reserve and adjust it on a quarterly basis. Historically, the level of inventory reserves, our inventory turnover, and obsolescence experience have been within our expectations. Our sales are, however, concentrated in China. Therefore a material adverse change in economic, political and social conditions in China could have an adverse effect on expected future market conditions and demand from our customers, resulting in the need for additional inventory reserves.

Research and Development and Software Development Costs

        Our research and development costs are charged to expense as incurred in accordance with Statement of Financial Accounting Standards (SFAS) No. 2. We capitalize costs incurred in the development of software that will ultimately be sold when technological feasibility has been attained. Management judgment is required in assessing expected future revenues and changes in product technologies, and the ultimate recoverability of our capitalized software development costs. Our business is concentrated in China. Therefore, a material change in market conditions in China could significantly impact these assessments and assumptions, and require an adjustment to our capitalized software development costs.

Deferred Income Taxes

        We recognize deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on our assessment of projected taxable income. Although we are recently profitable, numerous factors could affect our results of operations in the future. If there were a significant material decline in our future operating results, our assessment of the recoverability of our deferred tax asset would need to be revised, and any such adjustment to our deferred tax asset would be charged to income in that period.

Goodwill and Intangibles

        We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, and the fair value and the recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. Our business is concentrated in China. Therefore, a material change in market conditions in China could significantly impact these assessments and assumptions, and result in impairment in our recorded goodwill and intangible assets.

Long-Term Investments

        We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development. Management judgment is required in evaluating the carrying value of these private company investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made.

RELATED PARTY TRANSACTIONS

        During 2001, the Company entered into an engineering services agreement with Matsushita Communication Industrial Co., Ltd. ("Matsushita"), a stockholder of the Company, pursuant to which the Company, in partnership with Matsushita, will develop a complete end-to-end third generation cellular network (3G W-CDMA) standard compliant system, targeting the next generation of communications systems in the global communications marketplace. The Company recognized revenue of $3.4 million and $0.0 million in connection with this agreement during the three months ended March 31, 2002 and March 31, 2001, respectively. In addition, the Company purchases telecommunications equipment from a subsidiary of Matsushita. Purchases of PAS equipment from such subsidiary of Matsushita during the three months ended March 31, 2002 were $4.6 million. Purchases of handsets and base stations from such subsidiary of Matsushita during the three months ended March 31, 2002 and March 31, 2001 were $56.7 million.

        During 2001, the Company entered into an engineering services agreement with Mitsubishi Electric Corporation, a stockholder of the Company, to jointly develop and market a complete suite of 3G W-CDMA infrastructure products. The Company recognized no revenue in connection with this agreement during the three months ended March 31, 2002 and March 31, 2001, respectively.

        The Company recognized revenue of $10.0 million and $0.0 million during the three months ended March 31, 2002 and March 31, 2001, respectively, with respect to sales of telecommunications equipment to BB Technologies Corporation (BBTC) an affiliate of SOFTBANK CORP. An entity affiliated with SOFTBANK CORP., SOFTBANK America Inc., is a significant stockholder in our company. BBTC offers ADSL coverage throughout Japan which is marketed under the name YAHOO. The Company provides ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties.

        During 2000, we invested $8.0 million and during 2001, we invested an additional $2.0 million in Softbank China (the "fund"), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. An entity affiliated with SOFTBANK CORP., SOFTBANK America Inc., is a significant stockholder in our company. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of our employees is employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in these early stages and may never materialize. During the three months ended March 31, 2002, based upon a review of the carrying value of this investment, an impairment charge of $0.4 million was recognized to provide for the decline in the fair value below the carrying value of this investment. During the three months ended March 31, 2001, we recognized an impairment charge of $1.0 million to provide for a similar decline in the fair value below the carrying value of this investment. The balance remaining in this investment as of March 31, 2002 was $7.9 million. Due to the risky nature of this investment, we may experience further losses in connection with this investment in Softbank China.

        During the three months ended March 31, 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership, established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. An entity affiliated with SOFTBANK CORP., SOFTBANK America Inc., is a significant stockholder of the Company. The fund will focus on leveraged buyout (LBO) investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees is employed by the fund. Due to the risky nature of this investment, we may experience losses in connection with this investment in Restructuring Fund No. 1.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

NET INCOME

        For the three months ended March 31, 2002 we reported net income of $17.5 million as compared to net income of $9.4 million for the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather tested annually for impairment. The Company completed its transition impairment test during the quarter ended March 31, 2002, and no impairment charge was required. Had SFAS No. 142 been in effect during the three months ended March 31, 2001, net income reported for that period would have been $10.8 million.

NET SALES

        Our net sales increased 54% to $183.7 million for the three months ended March 31, 2002 from $119.2 million for the corresponding period in 2001. Sales of telecommunications equipment for the three months ended March 31, 2002 were $114.1 million, an increase of $28.4 million or 33% as compared to the three months ended March 31, 2001. Sales of subscriber handsets for the three months ended March 31, 2002 were $69.6 million, an increase of $36.1 million or 108%, as compared to the three months ended March 31, 2001. Sales of telecommunications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize its telecommunications infrastructure. For the three months ended March 31, 2002, no customer accounted for 10% or more of consolidated revenues. For the three months ended March 31, 2001, sales to Shaoxing Telecommunications Bureau accounted for 14% of our consolidated revenues.

GROSS PROFIT

        Gross profit increased 59% to $65.6 million for the three months ended March 31, 2002 from $41.4 million for the corresponding period in 2001. Gross profit, as a percentage of net sales, increased to 36% for the three months ended March 31, 2002 from 35% for the three months ended March 31, 2001. Gross profit, as a percentage of net sales, increased due to increasing margins on our lower margin handset sales, which comprised 38% of sales for the three months ended March 31, 2002 compared to 28% of sales for the corresponding period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased 68% to $23.7 million for the three months ended March 31, 2002 from $14.1 million for the corresponding period in 2001. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales were 13% for the three months ended March 31, 2002 compared to 12% for the corresponding period in 2001. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 55% to $19.2 million for the three months ended March 31, 2002 from $12.4 million for the corresponding period in 2001. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses were 10% for the three months ended March 31, 2002 compared to 10% for the corresponding period in 2001. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets was $0.5 million for the three months ended March 31, 2002 and $1.5 million for the three months ended March 31, 2001. The decrease in amortization of intangible assets was primarily due to the elimination of amortization of goodwill upon the adoption of SFAS No. 142 on January 1, 2002. Had SFAS No. 142 been in effect during the quarter ended March 31, 2001, amortization expense would have been $0.1 million.

INTEREST INCOME (EXPENSES), NET

        Net interest income was $0.9 million for the three months ended March 31, 2002 and $1.5 million for the corresponding period in 2001. The decrease was primarily due to a decline in interest rates during the period and an increase in cash balances held in non-interest bearing accounts.

OTHER INCOME (EXPENSES), NET

        Other net income (expense) was $0.2 million for the three months ended March 31, 2002 and $(1.0) million for the corresponding period in 2001. The increase was primarily due to a reduction in investment impairment charges to $0.4 million in the three months ended March 31, 2002 compared to $1.0 million in the corresponding period in 2001.

EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANIES

        Consolidated equity in the net loss of affiliated companies was $(0.8) million for the three months ended March 31, 2002 and $(0.2) million for the corresponding period in 2001. The change between the two periods was primarily due to the increase in net loss at our Guangdong manufacturing subsidiary.

INCOME TAX EXPENSE

        Income tax expense was $4.5 million for the three months ended March 31, 2002 and $3.7 million for the corresponding period in 2001. The increase in the income tax expense was due to our increasing income. The effective tax rate was 20% and 27% for the three months ended March 31, 2002 and 2001, respectively. The reduction in our effective tax rate can primarily be attributed to the increased income attributable to our China operations. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

        Minority interest in (earnings) of consolidated subsidiaries was $(0.5) million for the three months ended March 31, 2002 and $(0.6) million for the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to our initial public offering we financed our operations through the sales of preferred stock and, to a lesser extent, bank lines of credit. In November and December 1999, we secured private equity financing totaling $55.0 million. In March 2000, we raised $189.4 million in net proceeds from our initial public offering in which we sold 11,500,000 shares of common stock. On August 3, 2001, we completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock in which we raised net proceeds of $139.9 million. On February 28, 2002, we sold 1,500,000 shares of common stock upon exercise of the underwriter's over-allotment option in connection with the resale public offering of 10,000,000 shares of our common stock, by SOFTBANK America Inc., one of our stockholders. Upon such sale, we received aggregate net proceeds of approximately $28.9 million.

        As of March 31, 2002, we had lines of credit totaling $283.0 million of which our borrowings were $63.3 million, with the remainder available for future borrowings. Of the amount borrowed, $12.0 million was included in long-term debt. We are not a guarantor of any debt not included in the condensed consolidated balance sheet. As of March 31, 2002, we had working capital of $631.0 million, including $362.1 million in cash and cash equivalents, $45.8 million of short-term investments and $51.2 million of Renminbi-denominated bank borrowings.

        We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development. We continually evaluate the carrying value of these investments for possible impairment based on achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three months ended March 31, 2002, and the corresponding period in 2001, no impairment charge was considered necessary, based upon a review of the carrying value of these investments. Due to the risky nature of these investments, we may experience losses in connection with our investments in private technology companies.

        Net cash used in operations for the three months ended March 31, 2002 of $4.2 million was primarily due to net income of $17.5 million adjusted for depreciation and amortization expense of $5.2 million, amortization of deferred stock compensation expense of $1.3 million, non-qualified stock option exercise tax benefits of $2.0 million, inventory reserve of $1.7 million, allowance for doubtful accounts of $3.0 million and an increase in income taxes payable of $1.8 million. This was more than offset by an increase in inventories, accounts receivable and other current and non-current assets of $12.0 million, $15.8 million and $3.4 million, respectively, and decreases in deferred revenue and other current liabilities of $3.1 million and $4.0 million, respectively. Net cash used in operations in the three months ended March 31, 2001 of $31.6 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $35.8 million, $9.6 million and $18.5 million, respectively, and decreases in accounts payable and income taxes payable of $3.3 million and $2.1 million, respectively. The uses of cash were partially offset by net income of $9.4 million plus depreciation and amortization expense of $3.3 million, non-qualified stock option exercise tax benefits of $2.9 million, amortization of deferred stock compensation expense of $1.3 million, inventory reserve of $1.7 million, allowance for doubtful accounts of $0.8 million and an increase in deferred revenue and other current liabilities of $12.3 million and $4.3 million, respectively.

        Net cash provided by investing activities for the three months ended March 31, 2002 of $20.0 million was primarily due to sales of short-term investments of $40.2 million offset by purchases of plant property and equipment of $7.3 million and investment in affiliates of $12.8 million. Net cash provided by investing activities for the three months ended March 31, 2001 of $44.6 million was primarily due to net sales of short-term investments of $51.1 million offset by purchases of plant property and equipment of $4.5 million and investment in affiliates of $2.0 million.

        We have entered into agreements to purchase the remaining minority interests in two of our joint ventures. In December 2001, we agreed to acquire the remaining 49% ownership in GUTS for a total of $3.6 million in cash, which was paid in January 2002. This transaction is expected to close in the second quarter of 2002. In January 2002, we agreed to acquire the remaining 12% ownership in HUTS for a total of $14.5 million in cash payable in 2002, of which $7.3 million was paid in January 2002. This transaction is expected to also close in the second quarter of 2002.

        Net cash provided by financing activities for the three months ended March 31, 2002 of $25.3 million was primarily due to net proceeds of $28.9 million from the exercise of the over-allotment option by our underwriters in connection with the resale public offering of our common stock in February 2002 by SOFTBANK America Inc., one of our stockholders, and $3.6 million from the issuance of common stock through the exercise of stock options. This was offset by net payments of $7.2 million on borrowings under our lines of credit.

        Our international sales are generally denominated in local currencies. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. As of March 31, 2002, we were not engaged in any hedging activities and did not hold any derivative financial instruments. Although the impact of currency fluctuations to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of March 31, 2002 was approximately $1.9 million.

        We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. If additional financing is needed, we may be unable to obtain such financing on commercially reasonable terms, or at all.

        Our principal commitments, as of March 31, 2002, consist of obligations under operating leases, borrowings under our lines of credit, and capital expenditures relating to the construction of a new manufacturing facility. We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2006. Borrowings under our lines of credit were $63.3 million at March 31, 2002. Please refer to Note 7 of our Notes to Condensed Consolidated Financial Statements for more detailed information on our borrowings under our lines of credit.

        We have purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. We have completed the design layout for a new manufacturing facility. Construction of the new facility is expected to be completed in 2003 at a projected cost of $90.0 million. Capital expenditure during 2002 is expected to be approximately $45.0 million.

        We have not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or the availability of, or requirements for, capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121 and amends APB 30—"Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 also requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on the Company's financial statements.

FACTORS AFFECTING FUTURE OPERATING RESULTS

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

  •
  cancellation, deferment or delay in implementation of large contracts;

  •
  the evolving and unpredictable nature of the economic, regulatory, competitive and political environments in China and other countries in which we market or plan to market our products;

  •
  price reductions by our competitors;

  •
  changes in our customers' subscriber growth rate;

  •
  currency fluctuations;

  •
  market acceptance of our products and product enhancements;

  •
  the lengthy and unpredictable sales cycles associated with sales of our products combined with the impact of this variability on our suppliers' ability to provide us with components on a timely basis;

  •
  longer collection periods of accounts receivable in China and other countries; and

  •
  the decline in business activity we typically experience during the Lunar New Year, which leads to decreased sales during our first fiscal quarter.

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

  •
  unexpected changes in regulatory requirements or the regulatory environment;

  •
  changes in governmental control or influence over our customers;

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

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

Sales in China have accounted for most of our sales, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China

        Approximately $167.2 million, or 91%, of our net sales for the three months ended March 31, 2002, and $116.8 million, or 98%, of our net sales for the corresponding period in 2001, occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 78% as of March 31, 2002 and 75% as of December 31, 2001 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

  •
  the operating and stock price performance of other comparable companies; and

  •
  news and commentary emanating from the media, securities analysts, and government bodies in China relating to UTStarcom and to the industry in general.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., has significant influence over our management and affairs, which it could exercise against your best interests

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., beneficially own 31.3% of our outstanding stock. As a result, SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have the ability to exercise significant influence over all matters submitted to our stockholders for approval and exert significant influence over our management and affairs. This concentration of ownership may delay or prevent a change of control or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. Matters that could require stockholder approval include:

  •
  election and removal of directors;

  •
  merger or consolidation of our company; and

  •
  sale of all or substantially all of our assets.

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

Some provisions of our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

  •
  authorizing the Board of Directors to issue additional preferred stock;

  •
  prohibiting cumulative voting in the election of directors;

  •
  limiting the persons who may call special meetings of stockholders;

  •
  prohibiting stockholder action by written consent;

  •
  creating a classified Board of Directors pursuant to which our directors are elected for staggered three year terms; and

  •
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

        The table below represents carrying amounts and related weighted-average interest rates of maturity of our investment portfolio at March 31, 2002:

      (In thousands, except interest rates)

Cash and cash equivalents	$362,120
Average interest rate	1.3%
Short-term investments	45,788
Average interest rate	2.5%
Total investment securities	407,908
Average interest rate	1.5%

        Foreign Exchange Rate Risk.    We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of March 31, 2002 is approximately $1.9 million.

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

        We completed a follow-on public offering on August 3, 2001 pursuant to a Registration Statement on Form S-3 (File No. 333-63356). A total of 10,350,000 shares of common stock (including the underwriters' over-allotment) were registered. We sold an aggregate of 7,400,000 shares of common stock, which included the underwriters' over-allotment, at a price to the public of $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering.

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

        On February 28, 2002, we sold 1,500,000 shares of common stock upon exercise of the underwriter's over-allotment option in connection with the resale public offering of 10,000,000 shares of our common stock, by SOFTBANK America Inc., one of our stockholders, at a price to the public of $20.25 per share, pursuant to a Registration Statement on Form S-3 (File No. 333-82458). A total of 11,500,000 shares of common stock were registered.

        The joint book-running managers of this public offering were Merrill Lynch & Co. and Credit Suisse First Boston Corporation. Salomon Smith Barney, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray and HSBC Securities (USA) Inc., served as co-managers of our offering. The aggregate net proceeds we received was approximately $28.9 million, after deducting underwriting discounts and commissions and related expenses of $1.5 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates. We did not receive any proceeds from the offering of the shares of our common stock by SOFTBANK America Inc. The aggregate gross proceeds for SOFTBANK America Inc., was approximately $202.5 million.

        We expect to use the net proceeds from these offerings for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, we retain broad discretion in the allocation of the net proceeds of the offerings. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of April 26, 2002 we have not used any of the net proceeds from either offering and the entire amount of net proceeds from both offerings remains in our cash and cash equivalents and short-term investments accounts.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.72	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and Bejing City Commercial Bank, Yuhaiyuan Road Branch, dated February 20, 2002, and Maximum Amount Guaranty Contract between UTStarcom (Hangzhou) Telecommunication Co., Ltd. and Bejing City Commercial Bank, Yuhaiyuan Road Branch, dated February 20, 2002.
10.73	Change of Control Severance Agreement between Gerald Soloway and UTStarcom, Inc. dated April 12, 2002.
10.74	Change of Control Severance Agreement between Howard Kwock and UTStarcom, Inc. dated April 12, 2002.
10.75	Change of Control Severance Agreement between Michael J. Sophie and UTStarcom, Inc. dated April 12, 2002.

  (b)
  Reports on Form 8-K:

1.
No reports on Form 8-K were filed during the quarter.

UTSTARCOM, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2002

UTSTARCOM, INC. (Registrant)

BY:

/s/ Hong Liang Lu

Hong Liang Lu President, Chief Executive Officer and Director

/s/ Michael J. Sophie

Michael J. Sophie Chief Financial Officer and Assistant Secretary

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UTSTARCOM, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share data)
UTSTARCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
UTSTARCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
UTSTARCOM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FACTORS AFFECTING FUTURE OPERATING RESULTS
RISKS RELATING TO OUR COMPANY
RISKS RELATING TO THE STRUCTURE AND REGULATION OF CHINA'S TELECOMMUNICATIONS INDUSTRY
RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA
RISKS RELATING TO OUR STOCK PERFORMANCE
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  PART II—OTHER INFORMATION
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
UTSTARCOM, INC.
SIGNATURES