Form 10-Q
period 2002-06-30
UTSTARCOM INC
filed 2002-08-09
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002 there were 111,897,041 shares of the Registrant's Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$338,201	$321,136
Short-term investments	64,565	86,176
Accounts receivable, net of allowances for doubtful accounts of $26,038 and $19,053 at June 30, 2002 and December 31, 2001, respectively	229,247	193,046
Inventories, net	269,910	229,050
Other current assets	69,484	67,067

Total current assets	971,407	896,475
Property, plant and equipment, net	56,944	43,942
Long-term investments	19,972	17,818
Goodwill and intangible assets, net	50,981	38,992
Other long-term assets	10,606	8,653

Total assets	$1,109,910	$1,005,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$131,830	$83,649
Debt-current portion	8,433	58,434
Income taxes payable	15,242	10,536
Deferred revenue	98,479	76,424
Other	76,232	76,329

Total current liabilities	330,216	305,372
Long-term debt	14,283	12,048
Minority interest in consolidated subsidiaries	—	6,573

Total liabilities	344,499	323,993

Commitments and Contingencies (Note 12)
Stockholders' equity:
Common stock: $0.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 111,695,560 and 109,302,816	141	138
Additional paid-in capital	678,358	638,697
Deferred stock compensation	(5,123)	(6,045)
Retained earnings	92,407	49,146
Receivable from stockholders	(342)	(381)
Other comprehensive income (loss)	(30)	332

Total stockholders' equity	765,411	681,887

Total liabilities and stockholders' equity	$1,109,910	$1,005,880

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net sales:
Unrelated parties	$184,561	$140,047	$354,861	$259,228
Related parties	46,947	—	60,337	—

	$231,508	$140,047	$415,198	$259,228
Cost of sales	145,596	90,140	263,644	167,908

Gross profit	85,912	49,907	151,554	91,320

Operating expenses:
Selling, general and administrative	29,520	18,759	53,206	32,890
Research and development	21,370	13,286	40,567	25,698
In process research and development	670	—	670	—
Amortization of intangible assets	656	1,965	1,133	3,436

Total operating expenses	52,216	34,010	95,576	62,024

Operating income	33,696	15,897	55,978	29,296
Interest income	1,454	1,742	3,028	4,093
Interest expense	(447)	(1,058)	(1,135)	(1,919)
Other income (expenses) net	(1,744)	1,002	(1,551)	(36)
Equity in income (loss) of affiliated companies	(6)	(457)	(799)	(701)

Income before income taxes and minority interest	32,953	17,126	55,521	30,733
Income tax expense	6,590	4,032	11,104	7,684
Minority interest in (earnings) of consolidated subsidiaries	(628)	(834)	(1,156)	(1,427)

Net income	$25,735	$12,260	$43,261	$21,622

Basic earnings per share	$0.23	$0.13	$0.39	$0.22

Diluted earnings per share	$0.22	$0.12	$0.37	$0.21

Weighted average shares used in per-share calculation:
— Basic	111,549	97,269	110,806	97,171

— Diluted	117,343	105,264	117,074	105,259

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,261	$21,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,063	7,551
Non-qualified stock option exercise tax benefits	3,031	7,660
Net loss on sale of assets	251	274
In-process research and development costs	670	—
Impairment of long term investment	1,090	1,150
Stock compensation expense	1,858	2,320
Allowance for doubtful accounts	6,985	2,589
Inventory reserve	7,887	2,906
Equity in net loss of affiliated companies	799	701
Minority interest in earnings of consolidated subsidiary	1,156	721
Changes in operating assets and liabilities:
Accounts receivable	(42,862)	(28,864)
Inventories	(48,056)	(65,102)
Other current and non-current assets	(4,199)	(29,305)
Accounts payable	45,302	26,138
Income taxes payable	4,709	(7,267)
Deferred revenue	22,055	57,963
Other current liabilities	(1,011)	7,134

Net cash provided by operating activities	52,989	8,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(21,563)	(11,162)
Investment in affiliates	(6,044)	(6,479)
Acquisition of businesses, net of cash acquired	(17,705)	—
Proceeds from disposal of property	169	151
Purchase of short-term investments	(49,174)	(17,621)
Sales of short-term investments	70,564	73,518

Net cash provided by (used in) investing activities	(23,753)	38,407

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	35,697	7,336
Proceeds from borrowing	31,149	65,060
Payments for borrowing	(78,915)	(50,607)
Proceeds from stockholder receivables	39	183

Net cash provided by (used in) financing activities	(12,030)	21,972
Effects of exchange rates on cash	(141)	(25)

Net increase in cash and cash equivalents	17,065	68,545
Cash and cash equivalents at beginning of period	321,136	149,112

Cash and cash equivalents at end of period	$338,201	$217,657

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies, of which all relate to ownership interests of no greater than 10 percent, are accounted for using the cost method.

        The accompanying financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and June 30, 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 2001 financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10K/A.

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

2.    REVENUE RECOGNITION:

        Revenues from sales of telecommunication equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is reasonably assured. The majority of the Company's revenue is recognized upon the receipt of final acceptance certificates. Where multiple elements exist in an arrangement, revenue is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenues from sales of telecommunication equipment involving significant modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

        Revenues from sales of telecommunication equipment incorporating software not considered incidental to the product as a whole ("software contracts") are recognized when persuasive evidence of an agreement exists, the product has been delivered, the fee is fixed or determinable and collectibility is probable. Revenues from software contracts with multiple elements are recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met.

        Revenues from engineering service contracts are recognized upon completion of the project, or using the percentage of completion method where project costs can be reasonably estimated.

3.    EARNINGS PER SHARE:

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

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$25,735	$12,260	$43,261	$21,622

Denominator:
Shares used to compute basic EPS	111,549	97,269	110,806	97,171
Dilutive common stock equivalent shares:
Stock options	5,766	7,967	6,239	8,060
Warrants	28	28	29	28

Shares used to compute diluted EPS	117,343	105,264	117,074	105,259

Basic earnings per share	$0.23	$0.13	$0.39	$0.22

Diluted earnings per share	$0.22	$0.12	$0.37	$0.21

        Certain potential shares outstanding during the three and six months ended June 30, 2002 and June 30, 2001 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. For the three months ended June 30, 2002 these shares totaled 2.3 million at a weighted average exercise price of $24.24 per share, compared to 1.2 million with a weighted average exercise price of $24.65 per share for the corresponding period in 2001. For the six months ended June 30, 2002 these shares totaled 1.0 million at a weighted average exercise price of $25.95 per share, compared to 1.2 million with a weighted average exercise price of $24.64 per share for the corresponding period in 2001.

4.    COMPREHENSIVE INCOME:

        The reconciliation of net income to comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net income	$25,735	$12,260	$43,261	$21,622
Unrealized gains (losses) on investments	14	(148)	(221)	7
Change in cumulative translation adjustments	(9)	(25)	(141)	(25)

Total comprehensive income	$25,740	$12,087	$42,899	$21,604

5.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

        All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At June 30, 2002, $252.8 million of available-for-sale securities were included in cash equivalents and $64.6 million of available-for-sale securities were included in short-term investments. At December 31, 2001, $162.2 million of available-for-sale securities were included in cash equivalents and $86.2 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.

6.    INVENTORIES:

        Inventories as of June 30, 2002 and December 31, 2001 consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$81,660	$59,409
Work-in-process	27,065	33,887
Finished goods	189,416	156,098

	298,141	249,394
Less allowance for obsolete inventory	(28,231)	(20,344)

	$269,910	$229,050

7.    ACQUISITIONS:

        On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). The Company's investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition, was $2.1 million, $0.5 million of which is held in escrow for, among other things, any undisclosed liabilities or contingencies incurred by Issanni prior to closing. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. Furthermore, the Company issued 39,876 shares of restricted common stock valued at $1.0 million to Issanni employees who will continue to perform services for the Company. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. The Company will record this amount as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. The amount of the purchase price allocated to in-process research and development of $0.7 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. Issanni develops RAS (remote access server) and local access technology, which the Company incorporates into one of its products. The results of operations of Issanni are included in the Company's results of operations beginning April 19, 2002.

        The following represents the allocation of the purchase price and prior investment in Issanni under the purchase method of accounting (in thousands):

Fair value of tangible net assets acquired	$18
Fair value of identified intangible assets	3,230
In process research and development	670
Excess of costs of acquiring Issanni over fair value of identified net assets acquired (goodwill)	202

$4,120

        In September 1996, the Company purchased a 49% interest in Guangdong UTStarcom, Ltd. ("GUTS"), one of the Company's two primary manufacturing facilities. In February 1998, the Company acquired an additional 2% interest in GUTS, increasing its ownership interest to 51%. This investment was accounted for using the equity method prior to the Company's acquisition of the remaining 49% ownership interest in GUTS in May 2002, as the Company did not have voting control over significant matters. On December 18, 2001, the Company entered into an agreement to acquire the remaining 49% ownership interest in GUTS for a total consideration of $3.6 million in cash. The cash consideration was paid in the first quarter of 2002 and final government approvals were received in May 2002. GUTS is now a wholly-owned subsidiary of the Company and its results of operations are included in the Company's consolidated financial statements beginning June 1, 2002.

        The following represents the allocation of the purchase price for the remaining 49% ownership interest in GUTS under the purchase method of accounting (in thousands):

Fair value of tangible net assets acquired	$372
Excess of costs of acquiring GUTS over fair value of identified net assets acquired (goodwill)	3,292

$3,664

        In July 1997, the Company, as part of its business operations in China, acquired a 88% interest in UTStarcom (Hangzhou) Communication Co., Ltd, which has recently changed its name to UTStarcom Telecom Co., Ltd. ("HUTS"), one of the Company's two primary manufacturing facilities. On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership interest in the joint venture company for a total consideration of $14.5 million in cash. Cash consideration of $7.3 million was paid in January 2002, and the remaining consideration was paid in the second quarter of fiscal 2002. Final government approvals were received in May 2002.

        The following represents the allocation of the purchase price for the remaining 12% ownership interest in HUTS under the purchase method of accounting (in thousands):

Fair value of tangible net assets acquired	$8,148
Excess of costs of acquiring HUTS over fair value of identified net assets acquired (goodwill)	6,398

$14,546

        Had the acquisitions of Issanni and the remaining interests in HUTS and GUTS occurred on January 1, 2002, proforma net income for the three months ended June 30, 2002 would have been $27.5 million, or $0.25 per share basic, and $0.23 per share fully diluted. Proforma net income for the six months ended June 30, 2002 would have been $44.5 million, or $0.40 per share basic, and $0.38 per share fully diluted. Proforma revenues would have been $232.8 million for the three months ended June 30, 2002 and $416.0 million for the six months ended June 30, 2002. Proforma adjustments include the amortization of fixed asset step-ups and intangible assets as if the transactions had occurred on January 1, 2002.

8.    DEBT:

        The following represents the outstanding borrowings at June 30, 2002 and December 31, 2001 (in thousands):

Note	Rate	Maturity	June 30, 2002	December 31, 2001
Bank of China (1)	From 4.54% to 5.56%	From 09/02 to 10/02	$—	$34,338
China Merchants Bank (2)	5.31%	03/03	6,024	6,024
Commercial Bank of Hangzhou (3)	6.21%	06/10	14,283	12,048
CITIC Industrial Bank	6.14%	05/02	—	6,024
China Everbright Bank (4)	4.54%	12/02	2,409	12,048

Total debt			22,716	70,482
Long-term debt			14,283	12,048

Short-term debt			$8,433	$58,434

(1)
Guaranteed by UTStarcom China. This represents drawings on the Company's line of credit with the bank. This line allows for borrowings of up to $174,699.

(2)
Guaranteed by HUTS. This line allows for borrowings of up to $6,024 and matures in March 2003.

(3)
Guaranteed by UTStarcom-China. This line allows for borrowings of up to $24,096 and matures in June 2010.

(4)
Guaranteed by HUTS. This line allows for borrowings of up to $36,145 and matures in December 2002.

        The Company has additional unutilized borrowing facilities of $79.6 million as of June 30, 2002.

9.    LONG TERM INVESTMENTS:

        The Company's investments are as follows (in thousands):

	June 30, 2002	December 31, 2001
Investment in GUTS	$—	$750
Investment in Softbank China	7,874	8,314
Investment in Issanni Communication	—	2,001
Investment in Cellon International	5,000	2,000
Investment in Restructuring Fund No. 1	1,981	—
Investment in Global Asia	1,000	—
Investment in others	4,117	4,753

Total	$19,972	$17,818

        The Company has invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the three and six months ended June 30, 2002, based upon a review of the carrying value of this investment, impairment charges of $0.0 million and $0.4 million, respectively, were recognized to provide for the decline in the fair value below the carrying value of this investment. Impairment charges of $0.2 million and $1.2 million, respectively, were recognized in the corresponding periods in fiscal 2001. The balance remaining in this investment as of June 30, 2002 was $7.9 million.

        The Company has also invested directly in a number of private technology-based companies in the early stages of development. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three and six months ended June 30, 2002, impairment charges in respect of these private technology investments were $0.7 million and $0.7 million, respectively. There were no impairment charges in respect of these investments in the corresponding periods in 2001.

        During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund will focus on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company will account for this investment under the equity method of accounting.

        In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $100 million and was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund's geographic focus is on technology investments in Asia, in particular India and China. The Company will account for this investment under the equity method of accounting.

10.  GOODWILL AND INTANGIBLE ASSETS:

        The Company's goodwill and intangible assets are as follows (in thousands):

	June, 2002	December 31, 2001
Goodwill	$57,528	$47,636
Purchased technology	7,570	4,340

	65,098	51,976
Less accumulated amortization:
Goodwill	(12,823)	(12,823)
Purchased technology	(1,294)	(161)

	$50,981	$38,992

        Amortization expense was $0.7 million and $2.0 million for the three months ended June 30, 2002 and June 30, 2001, respectively and $1.1 million and $3.4 million for the six months ended June 30, 2002 and June 30, 2001, respectively. Expected amortization expense for the next five fiscal years, beginning the year ended December 31, 2003, is $2.5 million, $2.4 million, $0.4 million, $0.0 million and $0.0 million, respectively.

        Goodwill increased by $9.9 million during the six months ended June 30, 2002. Goodwill totaling $6.4 million was recorded on the acquisition of the remaining 12% ownership interest in HUTS, goodwill of $3.3 million was recorded on the acquisition of the remaining 49% ownership in GUTS, and goodwill of $0.2 million was recorded on the acquisition of Issanni.

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

        SFAS No. 142 was adopted by the Company on January 1, 2002. SFAS No. 142 had the effect of reducing amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge. The Company plans to perform its annual impairment review in the fourth quarter of each year.

        The reconciliation of net income to adjusted net income as if there had been no goodwill amortization for the three and six months ended June 30, 2001 is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001
Reported net income	$12,260	$21,622
Add back: goodwill amortization	1,850	3,269

Adjusted net income	$14,110	$24,891

Basic earnings per share:
Reported net income	$0.13	$0.22
Goodwill amortization	0.02	0.03

Adjusted net income	$0.15	$0.26

Diluted earnings per share:
Reported net income	$0.12	$0.21
Goodwill amortization	0.02	0.03

Adjusted net income	$0.13	$0.24

Average number of shares outstanding:
Basic	97,269	97,171

Diluted	105,264	105,259

11.  SEGMENT REPORTING:

        The Company provides telecommunications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets. For the three months ended June 30, 2002, sales to BB Technologies Corporation and Wenzhou PTB each accounted for 20% of net sales. For the three months ended June 30, 2001, sales to NingBo PTB and Jiaxing PTB accounted for 18% and 12% of net sales, respectively. For the six months ended June 30, 2002, sales to BB Technologies Corporation and Wenzhou PTB accounted for 14% and 11% of net sales, respectively. For the six months ended June 30, 2001, no customer accounted for more than 10% of net sales. Revenue attributable to Japan was primarily due to sales to BB Technologies Corporation. Sales to BB Technologies Corporation was $46.9 million for the three months ended June 30, 2002 and $56.9 million for the six months ended June 30, 2002.

        Geographical area data and product data are as follows (in thousands):

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$98,332	$83,760	$182,092	$88,534	$50,695	$139,229
Japan	46,948	—	46,948	—	—	—
Other	2,468	—	2,468	669	149	818

Total net sales	$147,748	$83,760	$231,508	$89,203	$50,844	$140,047

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$195,957	$153,333	$349,290	$171,888	$84,119	$256,007
Japan	60,677	—	60,677	—	—	—
Other	5,231	—	5,231	3,072	149	3,221

Total net sales	$261,865	$153,333	$415,198	$174,960	$84,268	$259,228

        Revenue attributable to the United States of America was insignificant during the three and six months ended June 30, 2002 and 2001.

        Long-lived assets by geography are as follows (in thousands):

	June 30, 2002	December 31, 2001
China	$63,059	$41,289
U.S.	44,867	41,645

Total long-lived assets	$107,926	$82,934

12.  COMMITMENTS AND CONTINGENCIES:

Litigation:

        The Company, some of our directors and officers and various underwriters for our IPO have been named as defendants in a putative shareholder action filed in United States District Court for the Southern District of New York, captioned In re UTStarcom, Inc. Sec. Litig., Civil Action No. 01-CV-9604. Plaintiffs generally allege undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss. The Company believes that it has meritorious defenses to this lawsuit and intends to defend this lawsuit vigorously.

Investment commitments:

        In June 2002, the Company invested $1.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

13.  RELATED PARTY TRANSACTIONS:

        The Company has entered into transactions with several companies that are stockholders or are affiliated with one of the Company's stockholders as follows:

        During 2000 and 2001, the Company entered into engineering services agreements with Matsushita Communication Industrial Co., Ltd. ("Matsushita"), a stockholder of the Company, pursuant to which the Company, in partnership with Matsushita, will develop a complete end-to-end third generation cellular network (3G W-CDMA) standard compliant system, targeting the next generation of communications systems in the global communications marketplace, as well as develop and manufacture a public exchange switch (Internet Protocol Telephony Switch). The Company recognized no revenue in connection with these agreements during the three months ended June 30, 2002 and June 30, 2001, and $3.4 million and $0.0 million during the six months ended June 30, 2002 and June 30, 2001, respectively. There were no amounts included in accounts receivable at June 30, 2002 and December 31, 2001. Included in deferred revenue in respect of these agreements at June 30, 2002 and December 31, 2002 was $0.3 million and $2.4 million, respectively. In addition, the Company purchases telecommunications equipment from a subsidiary of Matsushita. Purchases of PAS equipment from such subsidiary of Matsushita during the three and six months ended June 30, 2002 were $2.4 million and $7.0 million, respectively. Purchases of handsets and base stations from this subsidiary of Matsushita during the three and six months ended June 30, 2001 were $25.5 million and $82.2 million, respectively. There were no amounts payable at June 30, 2002 and December 31, 2001.

        During 2001, the Company entered into an engineering services agreement with Mitsubishi Electric Corporation ("MEI"), a stockholder of the Company, to jointly develop and market a complete suite of 3G W-CDMA infrastructure products. The Company recognized no revenue in connection with this agreement during the three and six months ended June 30, 2002 and 2001, respectively. Included in deferred revenue in respect of this agreement at June 30, 2002 was $0.7 million. There were no amounts included in accounts receivable in respect of this agreement at June 30, 2002. Included in deferred revenue in respect of this agreement at December 31, 2001 was $0.7 million. There were no amounts included in accounts receivable in respect of this agreement at December 31, 2001.

        The Company recognized revenue of $46.9 million and $56.9 million during the three and six months ended June 30, 2002, respectively, and $0.0 million during the three and six months ended June 30, 2001, with respect to sales of telecommunications equipment to BB Technologies Corporation ("BBTC"), an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. BBTC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan which is marketed under the name YAHOO. The Company provides ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at June 30, 2002 is $20,000 related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at June 30, 2002. Included in accounts receivable in respect of this agreement at December 31, 2001 was $13.5 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2001.

        During 2000, the Company invested $8.0 million and during 2001, the Company invested an additional $2.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the three and six months ended June 30, 2002, based upon a review of the carrying value of this investment, an impairment charge of $0.0 million and $0.4 million, respectively, was recognized to provide for the decline in the fair value below the carrying value of this investment. An impairment charge of $0.2 million and $1.2 million, respectively, was recognized in the corresponding periods in fiscal 2001. The balance remaining in this investment as of June 30, 2002 was $7.9 million.

        During the three months ended June 30, 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership, established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund will focus on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund.

        On July 5, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, and Matsushita Electric Industrial Co., Ltd., a subsidiary of such stockholder, to jointly design and develop, manufacture and sell telecommunication products. The Company will have a 49% ownership interest in the joint venture company, which will have a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company will be paid in the third quarter of fiscal 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company will be accounted for using the equity method of accounting.

14.  COUNTRY RISKS:

        Approximately 79% and 84% of the Company's sales for the three and six months ended June 30, 2002, respectively, and 99% and 99% for the three and six months ended June 30, 2001, respectively, were made in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

        Approximately 20% and 15% of the Company's sales for the three and six months ended June 30, 2002, respectively, and 0% for the three and six months ended June 30, 2001, respectively, were made in Japan. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in Japan, and by the general state of Japan's economy.

15.  RECENT ACCOUNTING PRONOUNCEMENTS:

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS

No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

        On October 3, 2001, the FASB issued SFAS No. 144, which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and amends APB 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 also requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on the Company's consolidated financial statements.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China's county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments, particularly in Softbank China; and our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Additional forward-looking statements may be identified by the words, "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

        We incorporated in Delaware in 1991. Since our incorporation, we have focused our resources on developing products for China's communications market. We shipped our first network access products in 1993. In 1995, we acquired StarCom Network Systems, Inc. and changed our name to UTStarcom, Inc. In 1996, we introduced our advanced, V5.1 and V5.2 compliant, multi-service network access platform, the AN-2000. Late in 1996, we introduced our PAS wireless access system. In December 1999, we completed the acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders. Wacos, Inc. is a research and development subsidiary that develops IP-based switching systems. In November 2001, we completed the acquisition of Advanced Communications Devices Corporation, or ACD, for $21.3 million. ACD is a system on chip semiconductor company focusing on LAN and IP switching technology. On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). Our investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by us prior to the acquisition, was $2.1 million. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. We also issued shares of restricted common stock valued at $1.0 million to Issanni employees who will continue to perform services for us. On December 18, 2001, we entered into an agreement to acquire the remaining 49% ownership interest in GUTS, one of our two primary manufacturing facilities in China, for a total consideration of $3.6 million in cash, in order to achieve 100% ownership in the joint venture. On January 21, 2002, we entered into an agreement to acquire the remaining 12% ownership interest in HUTS, our other manufacturing facility, for a total consideration of $14.5 million in cash. As a result of the GUTS and HUTS transactions which closed in the second quarter of 2002, we now conduct our operations in China through wholly owned subsidiaries.

        We have derived most of our revenues from sales of telecommunications equipment to service providers in China. However, we continue to expand our sales to service providers in other growing communications markets outside of China, including Japan, Vietnam, and Latin America. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period to period. The evaluation period for our products by potential customers may span a year or more and our business generally depends on a relatively small number of large deployments. We sell our products in China through a direct sales force.

        Approximately 79% and 84% of our net sales for the three and six months ended June 30, 2002 and approximately 99% and 99% of our net sales for the three and six months ended June 30, 2001 were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. Our first and second largest customers accounted for 20.2% and 19.6%, respectively, of our net sales for the three months ended June 30, 2002, 13.7% and 10.9%, respectively, of our net sales for the six months ended June 30, 2002 and 16.3% and 13.5% of accounts receivable, respectively, as of June 30, 2002. Our first and second largest customers accounted for 17.5% and 11.7% of our net sales, respectively, for the three months ended June 30, 2001, 9.5% and 7.1% of our net sales, respectively, for the six months ended June 30, 2001 and 9.0% and 5.0% of accounts receivable, respectively, as of December 31, 2001. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

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

        The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000 platform. We have applied for, but have not yet received, a network access license for our PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business and financial condition and results of operations.

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

        Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred as evidenced by customer acceptance, the fee is fixed or determinable and collectibility is reasonably assured. The majority of our revenue is recognized upon receipt of final acceptance certificates. Where multiple elements exist in an arrangement, revenue is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenues from sales of telecommunications equipment involving significant production, modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage of completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

        Revenues from sales of telecommunications equipment incorporating software not considered incidental to the product as a whole ("software contracts") are recognized when persuasive evidence of an agreement exists, the product has been delivered as evidenced by customer acceptance, the fee is fixed or determinable and collectibility is probable. Revenues from software contracts with multiple elements are recognized using the residual method when there is vendor specific objective evidence of the fair value of all undelivered elements in an arrangement but vendor specific objective evidence of fair value does not exist for one or more of the delivered elements in an arrangement. Under the residual method, the fair value of the undelivered elements, as indicated by vendor specific objective evidence, is deferred and the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements regardless of any separate prices stated within the contract for each element. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Revenues from engineering service contracts are recognized upon completion of the project, or using the percentage of completion method when project costs can be reasonably estimated.

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

        Net deferred stock compensation represents the difference between the fair value of common stock and the option exercise price for the options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. No net deferred compensation expense was recorded in connection with the grant of stock options to our employees during the three and six months ended June 30, 2002 and 2001, respectively. We recorded stock compensation expense of approximately $0.5 million and $1.9 million during the three and six months ended June 30, 2002, respectively and $1.0 million and $2.3 million, respectively, during the corresponding periods in 2001. At June 30, 2002, approximately $5.1 million of deferred stock compensation remained to be amortized.

        In connection with the acquisition of Issanni Communications Inc. in April 2002, 39,876 shares of restricted common stock valued at $1.0 million were issued to Issanni employees, who will continue to perform services for us. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. We will record this as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. We completed the acquisition of Advanced Communications Devices Corporation ("ACD"), in November 2001. In connection with the acquisition, we issued 208,594 shares of restricted common stock valued at $5.0 million to ACD employees who will continue to perform services for us. We record this amount as compensation expense over a period of five years or upon the achievement of certain performance milestones. The first milestone was met in December 2001, resulting in a charge of $1.3 million to operations in 2001. The second milestone was met in March 2002, resulting in a charge of $0.8 million to operations during the six months ended June 30, 2002.

        Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China, our acquisition of a minority interest in Wacos, Inc. and our acquisitions of Stable Gain International Ltd. and ACD.

        Consolidated equity in net income (loss) of affiliated companies comprised our 51% share of the earnings from Guangdong UTStarcom, Ltd. ("GUTS"), our Guangdong manufacturing subsidiary, which was accounted for using the equity method prior to our acquisition of the remaining 49% ownership interest in GUTS in May 2002. This was previously accounted for under the equity method because we did not have voting control over significant matters.

        Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries UTStarcom China and UTStarcom (Hangzhou) Communication Co., Ltd. ("HUTS"), which together accounted for approximately 90.1% of our revenues in 2001, will expire at the end of 2002. At that time, the tax rates for these two subsidiaries will increase from 7.5% to 15%, and from 10% to 15%, respectively, which will negatively impact our financial condition and results of operations by increasing our tax rate. Additionally, the Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. It is not certain whether the government will implement such a unified tax structure, or if implemented whether it will adversely affect our financial results.

        Minority interest in (earnings) loss of consolidated subsidiaries represented the share of earnings in HUTS, our Zhejiang manufacturing joint venture, attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002.

        As of December 31, 2001, we employed a total of 2,435 full-time employees. We also from time to time employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2001, 1,049 were in research and development, 282 in manufacturing, 862 in marketing, sales and support, and 242 in administration. We had 2,049 employees located in China, 331 employees located in the United States, and 55 employees in other countries. In addition to our total full-time employees, GUTS, our manufacturing joint venture had 110 employees at December 31, 2001. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

RECENT DEVELOPMENTS

        In September 1996, we purchased a 49% interest in GUTS. In February 1998, we acquired an additional 2% interest in GUTS, increasing our ownership interest to 51%. This was accounted for using the equity method prior to our acquisition of the remaining 49% ownership interest in GUTS in May 2002, because we did not have voting control over all significant matters. On December 18, 2001, we entered into an agreement to acquire the remaining 49% ownership interest in GUTS for a total consideration of $3.6 million payable in cash. The cash consideration was paid in the first quarter of 2002, and final government approvals were received in May 2002. GUTS is now a wholly-owned subsidiary and its results of operations are included in our consolidated financial statements beginning June 1, 2002.

        In July 1997, we, as part of our business operations in China, acquired an 88% interest in HUTS. On January 21, 2002, we entered into an agreement to acquire the remaining 12% ownership in the joint venture company for a total consideration of $14.5 million in cash. Cash consideration of $7.3 million was paid in January 2002, and the remaining consideration was paid in the second quarter of fiscal 2002. Final government approvals were received in May 2002. HUTS is now a wholly-owned subsidiary.

        On April 19, 2002, we completed the purchase of Issanni Communications, Inc. ("Issanni"). Issanni develops remote access server and local access technology. Prior to the acquisition, the Company had invested $2.0 million in Issanni. The purchase consideration for all the outstanding shares of Issanni, other than those already held by us prior to the acquisition, was $2.1 million. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. Furthermore, we issued shares of restricted common stock valued at $1.0 million to Issanni employees who will continue to perform services for us.

CRITICAL ACCOUNTING POLICIES

        The financial condition and results of operations of the Company are based on certain critical accounting policies, which include judgments, estimates, and assumptions on the part of management. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates. The following summary of critical accounting policies highlights those areas of significant judgment in the application of our accounting policies that affect our financial condition and results of operations.

Revenue Recognition, Allowances for Doubtful Accounts and Product Warranty

        We recognize revenue from sales of telecommunication equipment when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is reasonably assured. For transactions where we have yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. Management judgment is required in the assessment of collectibility. A sales reserve is established based on historical trends in sales returns. If actual future sales returns do not reflect the historical data, or the credit-worthiness of a major customer deteriorates, our revenue could be affected. Historically, the level of sales returns and our collection history have been within our expectations.

        We also maintain allowances for doubtful accounts based on our assessment of the collectibility of our accounts receivable. We continually monitor collections from our customers and maintain allowances for doubtful accounts based upon the age of outstanding invoices and any specific customer collection issues. Historically, doubtful accounts or credit losses have been within our expectations, and our doubtful account allowances have been adequate. Our accounts receivable are concentrated in China. Therefore, a material adverse change in economic, political and social conditions in China could have an adverse effect on the collectibility of our accounts receivable, resulting in the need for additional doubtful account allowances.

        We provide a warranty on our equipment and handset sales for a period not greater than one year. We provide for the expected cost of product warranties at the time that we recognize revenue, based on our assessment of past warranty experience. We continually monitor the level of our warranty expenses. If, however, there were a material adverse change in our product failure rates, an additional warranty provision would be required. Historically, our warranty experience has been within our expectations.

Inventory Reserve

        Our inventories are stated at the lower of cost or net realizable value, net of a reserve for excess, slow moving and obsolete inventory. The reserve is based on our assumptions about future market conditions and customer demand. We continually monitor our inventory reserve. Historically, the level of inventory reserves, our inventory turnover, and obsolescence experience have been within our expectations. Our sales are, however, concentrated in China. Therefore a material adverse change in economic, political and social conditions in China could have an adverse effect on expected future market conditions and demand from our customers, resulting in the need for additional inventory reserves.

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

Goodwill and Intangibles

        We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. We completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge. Our business is concentrated in China. Therefore, a material change in market conditions in China could significantly impact these assessments and assumptions, and result in impairment in our recorded goodwill and intangible assets.

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

RELATED PARTY TRANSACTIONS

        We have entered into transactions with several companies that are stockholders or are affiliated with one of our stockholders as follows:

        During 2000 and 2001, we entered into engineering services agreements with Matsushita Communication Industrial Co., Ltd. ("Matsushita"), one of our stockholders, pursuant to which the Company, in partnership with Matsushita, will develop a complete end-to-end third generation cellular network (3G W-CDMA) standard compliant system, targeting the next generation of communications systems in the global communications marketplace, as well as develop and manufacture a public exchange switch (Internet Protocol Telephony Switch). We recognized no revenue in connection with these agreements during the three months ended June 30, 2002 and June 30, 2001, and $3.4 million and $0.0 million during the six months ended June 30, 2002 and June 30, 2001, respectively. There were no amounts included in accounts receivable at June 30, 2002 and December 31, 2001. Included in deferred revenue in respect of these agreements at June 30, 2002 and December 31, 2001 was $0.3 million and $2.4 million, respectively. In addition, we purchase telecommunications equipment from a subsidiary of Matsushita. Purchases of PAS equipment from such subsidiary of Matsushita during the three and six months ended June 30, 2002 were $2.4 million and $7.0 million, respectively. Purchases of handsets and base stations from this subsidiary of Matsushita during the three and six months ended June 30, 2001 were $25.5 million and $82.2 million, respectively. There were no amounts payable at June 30, 2002 and December 31, 2001.

        During 2001, we entered into an engineering services agreement with Mitsubishi Electric Corporation ("MEI"), one of our stockholders, to jointly develop and market a complete suite of 3G W-CDMA infrastructure products. We recognized no revenue in connection with this agreement during the three and six months ended June 30, 2002 and 2001. Included in deferred revenue in respect of this agreement at June 30, 2002 was $0.7 million. There were no amounts included in accounts receivable in respect of this agreement at June 30, 2002. Included in deferred revenue in respect of this agreement at December 31, 2001 was $0.7 million. There were no amounts included in accounts receivable in respect of this agreement at December 31, 2001.

        We recognized revenue of $46.9 million and $56.9 million during the three and six months ended June 30, 2002, respectively, and $0.0 million during the three and six months ended June 30, 2001, respectively, with respect to sales of telecommunications equipment to BB Technologies Corporation ("BBTC"), an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. BBTC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan which is marketed under the name YAHOO. We provide ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at June 30, 2002 is $20,000 related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at June 30, 2002. Included in accounts receivable in respect of this agreement at December 31, 2001 was $13.5 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2001.

        During 2000, we invested $8.0 million and during 2001, we invested an additional $2.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the three and six months ended June 30, 2002, based upon a review of the carrying value of this investment, an impairment charge of $0.0 million and $0.4 million, respectively, was recognized to provide for the decline in the fair value below the carrying value of this investment. An impairment charge of $0.2 million and $1.2 million, respectively, was recognized in the corresponding periods in fiscal 2001. The balance remaining in this investment as of June 30, 2002 was $7.9 million. Due to the risky nature of this investment, we may experience further losses in connection with this investment in Softbank China.

        During the three months ended June 30, 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership, established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund will focus on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Due to the risky nature of this investment, we may experience losses in connection with our investment in Restructuring Fund No. 1.

        On July 5, 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., one of our stockholders, and Matsushita Electric Industrial Co., Ltd., a subsidiary of such stockholder, to jointly design, develop, manufacture and sell telecommunication products. We will have a 49% ownership interest in the joint venture company, which will have a registered share capital of $10.0 million. The cash consideration of $4.9 million will be paid in the third quarter of fiscal 2002. As we do not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company will be accounted for using the equity method of accounting.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET INCOME

        For the three months ended June 30, 2002, we reported net income of $25.7 million as compared to net income of $12.3 million for the three months ended June 30, 2001. Net income for the three months ended June 30, 2002 reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather tested annually for impairment. The Company completed its transition impairment test during the first quarter of fiscal 2002, and no impairment charge was required. Had SFAS No. 142 been in effect during the three months ended June 30, 2001, net income reported for that period would have been $14.1 million.

NET SALES

        Our net sales increased 65% to $231.5 million for the three months ended June 30, 2002 from $140.0 million for the corresponding period in 2001. Sales of telecommunications equipment for the three months ended June 30, 2002 were $147.7 million, an increase of $58.5 million or 66% as compared to the three months ended June 30, 2001. Sales of subscriber handsets for the three months ended June 30, 2002 were $83.8 million, an increase of $32.9 million or 65%, as compared to the three months ended June 30, 2001. Sales of telecommunications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 79% and 99% of our net sales for the three months ended June 30, 2002 and 2001, respectively. Sales of telecommunication equipment also increased due to a $48.6 million increase in international sales, primarily driven by the sale of equipment to BB Technologies Corporation ("BBTC") in Japan to support its ADSL rollout. For the three months ended June 30, 2002, sales to BBTC and Wenzhou PTB each accounted for 20% of our net sales, respectively. For the three months ended June 30, 2001, sales to NingBo PTB and Jiaxing PTB accounted for 18% and 12% of our net sales, respectively.

GROSS PROFIT

        Gross profit increased 72% to $85.9 million for the three months ended June 30, 2002 from $49.9 million for the corresponding period in 2001. Gross profit, as a percentage of net sales, increased to 37% for the three months ended June 30, 2002 from 36% for the three months ended June 30, 2001. Gross profit, as a percentage of net sales, increased due to increasing margins on our handset sales, which comprised 36% of sales for both the three months ended June 30, 2002 and 2001.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased 57% to $29.5 million for the three months ended June 30, 2002 from $18.8 million for the corresponding period in 2001. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales were 13% for both the three months ended June 30, 2002 and 2001. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 61% to $21.4 million for the three months ended June 30, 2002 from $13.3 million for the corresponding period in 2001. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses were 9% for both the three months ended June 30, 2002 and 2001. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

IN-PROCESS RESEARCH AND DEVELOPMENT

        In-process research and development expense was $0.7 million for the three months ended June 30, 2002. This arose from our acquisition of Issanni on April 19, 2002 and was based on an independent appraisal. There was no in-process research and development expense during the corresponding period in 2001.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets was $0.7 million for the three months ended June 30, 2002 and $2.0 million for the three months ended June 30, 2001. The decrease in amortization of intangible assets was primarily due to the elimination of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002 of $1.9 million, offset by amortization of additional intangibles of $0.5 million. Had SFAS No. 142 been in effect during the quarter ended June 30, 2001, amortization expense would have been $0.1 million.

INTEREST INCOME (EXPENSE), NET

        Net interest income was $1.0 million for the three months ended June 30, 2002 and $0.7 million for the corresponding period in 2001. The increase was primarily due to a decrease in short-term debt during the period.

OTHER INCOME (EXPENSE), NET

        Other net income (expense) was $1.7 million of expense for the three months ended June 30, 2002 and $1.0 million of income for the corresponding period in 2001. The increase in expense in 2002 was primarily due to investment impairment losses of $0.6 million and foreign exchange losses of $0.9 million. Additionally, in 2001 there were gains on the sale of investments of $0.5 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

        Consolidated equity in the net loss of affiliated companies was $6,000 for the three months ended June 30, 2002 and $0.5 million for the corresponding period in 2001. The change between the two periods was primarily due to the acquisition of the remaining 49% ownership interest in GUTS in May 2002. GUTS is now a wholly-owned subsidiary, and its results of operations are included in our consolidated financial statements beginning June 1, 2002. In the corresponding period in 2001, GUTS was accounted for using the equity method of accounting.

INCOME TAX EXPENSE

        Income tax expense was $6.6 million for the three months ended June 30, 2002 and $4.0 million for the corresponding period in 2001. The increase in the income tax expense was due to our increasing income. The effective tax rate was 20% and 25% for the three months ended June 30, 2002 and 2001, respectively. The reduction in our effective tax rate can primarily be attributed to the increased income attributable to our China operations. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

        Minority interest in earnings of consolidated subsidiaries was $0.6 million for the three months ended June 30, 2002 and $0.8 million for the corresponding period in 2001. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS during the three months ended June 30, 2002. HUTS is now a wholly- owned subsidiary of the Company.

SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

NET INCOME

        For the six months ended June 30, 2002, we reported net income of $43.3 million as compared to net income of $21.6 million for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather tested annually for impairment. The Company completed its transition impairment test during the first quarter of fiscal 2002, and no impairment charge was required. Had SFAS No. 142 been in effect during the six months ended June 30, 2001, net income reported for that period would have been $24.9 million.

NET SALES

        Our net sales increased 60% to $415.2 million for the six months ended June 30, 2002 from $259.2 million for the corresponding period in 2001. Sales of telecommunications equipment for the six months ended June 30, 2002 were $261.9 million, an increase of $86.9 million or 50%, as compared to the six months ended June 30, 2001. Sales of subscriber handsets for the six months ended June 30, 2002 were $153.3 million, an increase of $69.1 million or 82%, as compared to the six months ended June 30, 2001. Sales of telecommunications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 84% and 99% of our net sales for the six months ended June 30, 2002 and 2001, respectively. Sales of telecommunication equipment also increased due to a $62.7 million increase in international sales, primarily driven by the sale of equipment to BBTC in Japan to support its ADSL rollout. For the six months ended June 30, 2002, sales to BBTC accounted for 14% and sales to Wenzhou PTB accounted for 11% of our net sales. For the six months ended June 30, 2001, no customer accounted for more than 10% of our net sales.

GROSS PROFIT

        Gross profit increased 66% to $151.6 million for the six months ended June 30, 2002 from $91.3 million for the corresponding period in 2001. Gross profit, as a percentage of net sales, increased to 37% for the six months ended June 30, 2002 from 35% for the six months ended June 30, 2001. The increase in gross profit, as a percentage of net sales, was primarily due to increasing margins on sales of handsets. Handset sales comprised 37% of sales for the six months ended June 30, 2002 compared to 33% for the corresponding period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased 62% to $53.2 million for the six months ended June 30, 2002 from $32.9 million for the corresponding period in 2001. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales was 13% for both the six months ended June 30, 2002 and 2001. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to anticipated growth of our business and operation.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 58% to $40.6 million for the six months ended June 30, 2002 from $25.7 million for the corresponding period in 2001. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses were 10% for both the six months ended June 30, 2002 and 2001. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

IN-PROCESS RESEARCH AND DEVELOPMENT

        In-process research and development expense was $0.7 million for the six months ended June 30, 2002. This arose from our acquisition of Issanni on April 19, 2002 and was based on an independent appraisal. There was no in-process research and development expense during the corresponding period in 2001.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets decreased to $1.1 million for the six months ended June 30, 2002 from $3.4 million for the corresponding period in 2001. The decrease in amortization of intangible assets was primarily due to the elimination of amortization of goodwill upon the adoption of SFAS No. 142 on January 1, 2002 of $3.3 million, offset by amortization of additional intangibles of $1.0 million. Had SFAS No. 142 been in effect during the six months ended June 30, 2001, amortization expense would have been $0.2 million.

INTEREST INCOME (EXPENSE), NET

        Net interest income was $1.9 million for the six months ended June 30, 2002 and $2.2 million for the corresponding period in 2001. The decrease in interest income was primarily due to a decline in interest rates, offset by a decrease in short-term debt.

OTHER INCOME (EXPENSE) NET

        Other expense net was $1.6 million for the six months ended June 30, 2002 and other income net was $40,000 for the corresponding period in 2001. The increase was primarily related to a write-down of long-term investment of $1.1 million and loss on disposal of fixed assets of $0.3 million. In the corresponding period in 2001, the impairment charge of $1.2 million relating to our investment in the Softbank fund was offset by a $0.5 million gain on the sale of one of our investments.

EQUITY IN LOSS OF AFFILIATED COMPANIES

        Consolidated equity in net loss of affiliated companies was $0.8 million for the six months ended June 30, 2002 and $0.7 million for the corresponding period in 2001. The change between the two periods reflects the increased losses at our Guangdong manufacturing facility prior to the acquisition of the remaining 49% ownership interest in GUTS for a total consideration of $3.6 million. GUTS is now a wholly-owned subsidiary, and its results of operations are included in our consolidated financial statements beginning June 1, 2002. In the corresponding period in 2001, GUTS was accounted for using the equity method of accounting.

INCOME TAX EXPENSE

        Income tax expense was $11.1 million for the six months ended June 30, 2002 and $7.7 million for the corresponding period in 2001. The increase in the income tax expenses was due to our increasing income. The effective tax rate was 20% and 25% for the six months ended June 30, 2002 and 2001, respectively. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions or other non recurring charges. The Company will continue to monitor the effective tax rates on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

        Minority interest in earnings of consolidated subsidiaries was $1.2 million for the six months ended June 30, 2002 and $1.4 million for the corresponding period in 2001. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS during the six months ended June 30, 2002. HUTS is now a wholly-owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

        In March 2000, we raised $189.4 million in net proceeds from our initial public offering in which we sold 11,500,000 shares of common stock. On August 3, 2001, we completed a follow on public offering and sold an aggregate of 7,400,000 shares of common stock in which we raised net proceeds of $139.9 million. On February 28, 2002, we sold 1,500,000 shares of common stock upon exercise of the underwriter's over-allotment option in connection with the resale public offering of 10,000,000 shares of our common stock by SOFTBANK America Inc., one of our stockholders. Upon such sale, we received aggregate net proceeds of approximately $28.9 million.

        As of June 30, 2002, we had lines of credit totaling $343.3 million of which our borrowings were $22.7 million, with the remainder available for future borrowings. Of the amount borrowed, $14.3 million was included in long-term debt. We are not a guarantor of any debt not included in the condensed consolidated balance sheet. As of June 30, 2002, we had working capital of $641.2 million, including $338.2 million in cash and cash equivalents, $64.6 million of short-term investments and $8.5 million of Renminbi-denominated bank borrowings.

        Net cash provided by operations for the six months ended June 30, 2002 of $53.0 million was primarily due to net income of $43.3 million, adjusted for depreciation and amortization expense of $10.1 million, amortization of deferred stock compensation expense of $1.9 million, non-qualified stock option exercise tax benefits of $3.0 million, inventory reserve of $7.9 million, allowance for doubtful accounts of $7.0 million, an increase in accounts payable of $45.3 million, deferred revenue of $22.1 million, income taxes payable of $4.7 million, and a long-term investment impairment charge of $1.1 million. This was offset by an increase in inventories, accounts receivable and other current and non-current assets of $48.1 million, $42.9 million and $4.2 million, respectively. Net cash provided by operations for the six months ended June 30, 2001 of $8.2 million was primarily due to net income for the period and to increases in deferred revenue, accounts payable and other current liabilities of $58.0 million, $26.1 million and $7.1 million respectively. The net cash provided was partially offset by increases in inventories, accounts receivable, other current and non-current assets and income taxes payable of $65.1 million, $28.9 million, $29.3 million and $7.3 million, respectively. Net cash provided by operating activities was also increased by adjusting net income for depreciation and amortization expense of $7.6 million, non-qualified stock option exercise tax benefits of $7.7 million, amortization of deferred stock compensation expense of $2.3 million and a long-term investment impairment charge of $1.2 million.

        Net cash used in investing activities for the six months ended June 30, 2002 of $23.8 million was primarily due to purchases of plant property and equipment of $21.6 million, business acquisitions of $17.7 million and investment in affiliates of $6.0 million, offset by net sales of short-term investments of $21.4 million. Net cash provided by investing activities for the six months ended June 30, 2001 of $38.4 million was primarily due to sales and maturities of short-term investments of $55.9 million, offset by the acquisition of property, plant and equipment of $11.2 million and investment in affiliates of $6.5 million. Proceeds from sales and maturities of short-term investments were used to finance working capital requirements.

        In December 2001, we agreed to acquire the remaining 49% ownership interest in GUTS for a total of $3.6 million in cash, which was paid in January 2002. This transaction closed in the May 2002. In January 2002, we agreed to acquire the remaining 12% ownership interest in HUTS for a total of $14.5 million in cash, of which $7.3 million was paid in January 2002. The remainder was paid during the second quarter of fiscal 2002.

        Net cash used by financing activities for the six months ended June 30, 2002 of $12.0 million was primarily due to net payments of $47.8 million on borrowings under our lines of credit. This was offset by $35.7 million in proceeds from the sale of common stock in connection with the Softbank resale and the issuance of common stock through the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2001 of $22.0 million was primarily due to net proceeds of $14.5 million from borrowing under our lines of credit and $7.3 million from the issuance of common stock through the exercise of stock options.

        Our sales in China are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. International sales outside China are generally denominated either in US dollars or in local currency. As of June 30, 2002, we were not engaged in any currency hedging activities and did not hold any derivative financial instruments. Although the impact of currency fluctuations to date has been insignificant, we cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account for purchasing portions of our inventories and supplies. The balance of Japanese Yen in this account as of June 30, 2002 was approximately $2.7 million.

        We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months.

        Our principal commitments, as of June 30, 2002, consist of obligations under operating and capital leases, borrowings under our lines of credit, capital expenditures relating to the construction of a new manufacturing facility, and a commitment to invest up to an additional $5.0 million in one of our investments. We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2006. Borrowings under our lines of credit were $22.7 million at June 30, 2002. Please refer to Note 8 of our Notes to Condensed Consolidated Financial Statements for more detailed information on our borrowings under our lines of credit.

        In June 2002, we invested $1.0 million in Global Asia Partners L.P., with a commitment to invest up to an additional $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is $100 million and was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund's geographic focus is on technology investments in Asia, in particular India and China.

        We have purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. We have completed the design layout for a new manufacturing facility. Construction of the new facility is expected to be completed in 2003 at a projected cost of $90.0 million. Capital expenditures were $5.9 million for the six months ended June 30, 2002, and are expected to be approximately $45.0 million during 2002.

        We have not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or the availability of, or requirements for, capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121 and amends APB 30—"Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 also requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on our consolidated financial statements.

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

        Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, including Telecommunications Administrations, Telecommunications Companies and other local organizations, to increase the ability of their products to address the needs of prospective customers in our target markets. Accordingly, alliances among competitors or between competitors and third parties may emerge and rapidly acquire significant market share. To remain competitive, we believe that we must continue to partner with Telecommunications Administrations and other local organizations, maintain a high level of investment in research and development and in sales and marketing, and manufacture and deliver products to service providers on a timely basis and without significant defects. If we fail to meet any of these objectives, our business, financial condition and results of operations could be harmed.

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

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance

        The emerging market for telecommunications equipment in developing countries is characterized by rapid technological developments, frequent new product introductions and evolving industry and regulatory standards. Our success will depend in large part on our ability to enhance our network access and switching technologies and develop and introduce new products and product enhancements that anticipate changing service provider requirements and technological developments. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to timely develop and introduce new products or enhancements to existing products that effectively respond to technological change, our business, financial condition and results of operations could be materially adversely affected.

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

Our multi-national operations subject us to various economic, political, regulatory and legal risks

        We market and sell our products in China and other markets, including Taiwan, Japan, Vietnam, India and Latin America. The expansion of our existing multi-national operations and entry into additional international markets will require significant management attention and financial resources. Multi-national operations are subject to inherent risks, including:

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

  •
  difficulties and costs of staffing and managing multi-national operations, including but not limited to internal control and compliance;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

        Multi-national companies are required to establish intercompany pricing for transactions between their separate legal entities operating in different taxing jurisdictions. These intercompany transactions are subject to audit by taxing authorities in the jurisdictions in which multi-national companies operate. An additional tax liability may be incurred if it is determined that intercompany pricing was not done at arm's length. We believe we have adequately estimated and recorded our liability arising from intercompany pricing, but an additional tax liability may result from audits of our intercompany pricing policies.

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

        Moreover, in less developed markets we may face additional risks, such as inconsistent infrastructure support, unstable political and economic environments, and lack of a secure environment for our personnel, facilities and equipment. We have in the past experienced cases of vandalism and armed theft of our equipment that had been or was being installed in the field. If disruptions for any of these reasons become too severe in any particular market, it may become necessary for us to terminate contracts and withdraw from that market and suffer the associated costs and lost revenue.

        Due to the multi-national nature of our business and operations, we are subject to regulation in multiple governmental jurisdictions. Furthermore, as a result of the heavily regulated nature of the markets in which we operate, we are continually subject to the risk of governmental investigations regarding our compliance with the rules and regulations of such jurisdictions. Should we become subject to any such investigations, there may be significant and unanticipated expenses, and risks such as the distraction of our key employees and disruptions to our operations. Such expenses and risks may result even in the event that such investigations are decided in our favor and no instances of non-compliance are found.

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

We may not be able to sustain profitability

        We may not be able to remain profitable in future periods. We anticipate continuing to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate higher revenues to remain profitable. Numerous factors could negatively impact our results of operations, including a decrease in sales, price pressures and significant fixed costs. Our past results should not be relied on as an indication of our future performance.

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

        Competitors and others have in the past and may in the future attempt to recruit our employees. In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may be the subject of these types of claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation and disruption to our operations. We could incur substantial costs in defending ourselves against these claims, regardless of their merit.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute our stockholders and harm our operating results

        We may acquire complementary businesses, products and technologies. For example, in November 2001, we acquired Advanced Communication Devices Corporation, a system on chip semiconductor company. On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc., a RAS (remote access server) and local access technology company, providing broadband over ADSL. On December 18, 2001, we entered into an agreement to acquire the remaining 49% ownership interest in GUTS, one of our two primary manufacturing facilities in China, in order to achieve 100% ownership in the joint venture. On January 21, 2002, we entered into an agreement to acquire the remaining 12% ownership interest in HUTS, our other manufacturing facility. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to goodwill and other intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of the acquired company.

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

We have been named as a defendant in securities litigation

        The Company, some of our directors and officers and various underwriters for our initial public offering have been sued in a putative shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in federal court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. We believe we have meritorious defenses to the claims against us and intend to defend the litigation vigorously. However, as litigation is by its nature uncertain, an unfavorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, or financial condition.

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

Our business may suffer as a result of the recent restructuring of China Telecom

        In February 1999, the State Council approved a restructuring plan for the China Telecom system, under which the telecommunications operations of the China Telecom system were separated along four business lines: fixed line, mobile, paging and satellite communications services. Following the announcement, we observed a reduction in orders from Telecommunications Companies, which we attributed to the uncertainties surrounding the restructuring and the ultimate impact the restructuring would have on the Telecommunications Companies.

        On December 11, 2001, the Chinese government announced that China Telecom would be further split into two entities by region, Northern and Southern. The 10 Northern provinces, municipalities and autonomous regions of China Telecom will be merged with China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. to form a new company which we refer to as the New CNC. The remaining 21 provinces, municipalities and autonomous regions will constitute the Southern entity, which will keep the name of China Telecom (the "New China Telecom"). The New CNC will inherit 30% of the old China Telecom's national backbone network, with the rest going to the New China Telecom. As this change is very recent and its implementation is ongoing, we cannot be certain what impact the restructuring will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our Telecommunications Company customers associated with the restructuring. Moreover, following any restructuring, the New CNC, the New China Telecom or any other entity that may replace it as a result of any subsequent restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

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

We are required to register the software incorporated in our products in accordance with relevant Chinese regulations

        In October 2000, the Ministry of Information Industry issued regulations which prohibit the production and sale of software products, or products incorporating software, in China unless the software is registered with the government. We have accomplished the necessary registration with regards to the software incorporated in our AN-2000 and PAS. However, additional registration is required for software incorporated in additional products that we are selling or may sell in China, including mSwitch. Based upon verbal advice received from the Ministry of Information Industry, we believe that we will be able to sell products incorporating our software while any of our applications for registration may be pending. However, the Chinese government may interpret or apply the regulations in such a way as to prohibit sales of products incorporating our unregistered software prior to registration. If the government prohibits sales pending registration, or if we fail in our efforts to register any software required to be registered, we could be prohibited from making further sales of products incorporating our unregistered software in China, which could substantially harm our business and financial condition.

Most of our customers in China have historically been part of the China Telecom system and under China Telecom's ultimate control; following the recent restructuring of China Telecom, most of our customers in China are now part of the New China Telecom or the New CNC, and are subject to their ultimate control

        Our main customers in China are the local Telecommunications Companies (formerly known as Telecommunications Bureaus) which historically operated under China Telecom, China's state-owned fixed line operator, and were subject to its ultimate control. Following the recent restructuring of China Telecom, the Telecommunications Companies now operate under the ultimate control of the New China Telecom or the New CNC. Policy statements may be issued and decisions may be made by the New China Telecom and the New CNC, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999, China Telecom prohibited all Telecommunications Companies from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by the Ministry of Information Industry. As most of our sales are generated from our operations in China, any decisions by the New China Telecom or the New CNC restricting or prohibiting the sales or deployment of our products could cause significant harm to our business.

Our ability to sell our PAS wireless systems and handsets could be significantly impaired if the New China Telecom or the New CNC are granted, or if they otherwise acquire, mobile licenses allowing the New China Telecom or the New CNC to deliver cellular services

        The New China Telecom and the New CNC hold and operate the fixed line telephone and data communications assets in China, and currently do not have the licenses necessary to offer cellular services. To offer wireless services to end users, the Telecommunications Companies must offer services that can be delivered over wireline networks, such as those delivered over our PAS wireless systems and handsets. China's media sources have widely reported that after the restructuring of China Telecom, the Ministry of Information Industry may grant mobile licenses to the New China Telecom or the New

CNC, or to both. If the Ministry of Information Industry does grant a mobile license to the New China Telecom or the New CNC, or to both, or if such entities otherwise acquire mobile licenses, local Telecommunications Companies will be free to offer cellular services such as GSM or CDMA to their customers, and they may therefore elect not to deploy our PAS systems and handsets. If this were to occur, we could lose current and potential customers for our PAS systems and handsets, and our financial condition and results of operations could be significantly harmed.

Changes in telecommunications rates or pricing policies may result in decreased demand for our products

        In November 2000, the Ministry of Information Industry announced significant changes in rates for telecommunications services in China. While long distance, international, leased line and Internet connection fees were cut by up to 70%, the rates for local telephone services, which include certain types of wireless access services such as those offered over our PAS systems and handsets, were increased, from approximately $0.01 per minute to approximately $0.02 per minute. The increase in rates may result in a reduced demand by end users for wireless services delivered over our PAS system and a corresponding decline in demand for our products. In addition, mobile operators are offering price incentive plans that could impact demand for our products. Additionally, the Ministry of Information Industry may implement future rate changes for wireline or wireless services in China or change telecommunications pricing policies, including allowing carriers to set prices based on market conditions, any of which may lead to reduced demand for our systems and products and result in a material adverse effect on our business or results of operations.

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

Sales in China have accounted for most of our sales, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China

        Approximately $182.0 million and $349.3 million, or 79% and 84%, of our net sales for the three and six months ended June 30, 2002, and $139.2 million and $256.0 million, or 99% and 99%, of our net sales for the corresponding periods in 2001, occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 80% as of June 30, 2002 and 75% as of December 31, 2001 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer

        Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. Two of our principal subsidiaries, UTStarcom China and HUTS, accounted for approximately 90.1% of our revenues in 2001. The tax holidays applicable to UTStarcom China will expire at the end of 2002. At that time, the tax rate will increase from 7.5% to 15% and will negatively impact our financial condition and results of operations. The tax holiday applicable to our other principal subsidiary, HUTS, expired in 2001 and is now subject to annual review. HUTS was able to maintain the 10% rate for 2002, following its annual review. However, its tax rate could increase from 10% to 15% if it is unable to maintain a tax holiday in 2003. If we are unable to extend the tax holiday described above to 2003, our financial condition and results of operations may be negatively impacted. Additionally, the Chinese government is considering the imposition of "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, UTStarcom will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        We are exposed to the impact of interest rate changes and changes in foreign currency exchange rates.

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market risk. Funds in excess of current operating requirements are invested in government backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax exempt instruments. In accordance with our investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

        The table below represents carrying amounts and related weighted-average interest rates of maturity of our investment portfolio at June 30, 2002:

      (In thousands, except interest rates)

Cash and cash equivalents	$338,201
Average interest rate	1.45%
Short-term investments	64,565
Average interest rate	1.78%
Total investment securities	402,766
Average interest rate	1.5%

        Foreign Exchange Rate Risk.    We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of June 30, 2002 is approximately $2.7 million.

PART II—OTHER INFORMATION

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        We completed our initial public offering ("IPO") on March 3, 2000 pursuant to a Registration Statement on Form S-1 (File No. 333-93069). In the IPO, we sold an aggregate of 11,500,000 shares of common stock (including an over-allotment option of 1,500,000 shares) at $18.00 per share.

        The managing underwriters of our initial public offering were Merrill Lynch & Co., Banc of America Securities LLC, U.S. Bancorp Piper Jaffray, Merrill Lynch Japan Inc. and E-TRADE Securities Co., Ltd. The sale of the shares of common stock generated aggregate gross proceeds of approximately $207.0 million. The aggregate net proceeds was approximately $189.4 million, after deducting underwriting discounts and commissions of approximately $14.5 million and expenses of the offering of approximately $3.1 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates.

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

        The managing underwriter of our follow on public offering was Merrill Lynch & Co. Salomon Smith Barney, Banc of America Securities LLC, HSBC Securities (USA) Inc., and U.S. Bancorp Piper Jaffray served as co-managers of our offering. The sale of the shares of common stock generated aggregate gross proceeds of approximately $148.0 million. The aggregate net proceeds that we received was approximately $139.9 million, after deducting underwriting discounts and commissions of approximately $7.3 million and expenses of the offering of approximately $1.0 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates. The aggregate gross proceeds for the selling stockholders was approximately $59.0 million.

        On February 28, 2002, we sold 1,500,000 shares of common stock upon exercise of the underwriter's over-allotment option in connection with the resale public offering of 10,000,000 shares of our common stock by SOFTBANK America Inc., one of our stockholders, at a price to the public of $20.25 per share, pursuant to a Registration Statement on Form S-3 (File No. 333-82458). A total of 11,500,000 shares of common stock were registered.

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

        We expect to use the net proceeds from these offerings for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, we retain broad discretion in the allocation of the net proceeds of the offerings. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of July 31, 2002 we have not used any of the net proceeds from the offerings described above, and the entire amount of net proceeds from such offerings remains in our cash and cash equivalents and short-term investments accounts.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5—OTHER INFORMATION

        Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

        Our audit committee has approved the performance of non-audit services by PricewaterhouseCoopers LLP.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.76	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and Shenzhen Development Bank, Hangzhou, dated June 26, 2002.
10.77	Merger Agreement by and between UTStarcom Telecom Co., Ltd. and Guangdong UTStarcom Telecom Co., Ltd.
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter.

UTSTARCOM, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002

UTSTARCOM, INC. (Registrant)

BY:

/s/ Hong Liang Lu Hong Liang Lu President, Chief Executive Officer and Director

/s/ Michael J. Sophie Michael J. Sophie Chief Financial Officer and Assistant Secretary

QuickLinks

TABLE OF CONTENTS
UTSTARCOM, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (In thousands, except share and per share data)
UTSTARCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (In thousands, except per share data)
UTSTARCOM, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)
UTSTARCOM, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FACTORS AFFECTING FUTURE OPERATING RESULTS RISKS RELATING TO OUR COMPANY
RISKS RELATING TO THE STRUCTURE AND REGULATION OF CHINA'S TELECOMMUNICATIONS INDUSTRY
RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA
RISKS RELATING TO OUR STOCK PERFORMANCE
SIGNATURES