Form 10-Q
period 2002-09-30
UTSTARCOM INC
filed 2002-11-08
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002.
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of October 28, 2002 there were 106,457,801 shares of the Registrant's Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$307,240	$321,136
Short-term investments	58,914	86,176
Accounts receivable, net of allowances for doubtful accounts of $25,524 and $19,053 at September 30, 2002 and December 31, 2001, respectively	179,239	193,046
Inventories	285,608	229,050
Other current assets	89,087	67,067

Total current assets	920,088	896,475
Property, plant and equipment, net	72,749	43,942
Long-term investments	23,094	17,818
Goodwill and intangible assets, net	50,450	38,992
Other long-term assets	14,239	8,653

Total assets	$1,080,620	$1,005,880

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$129,555	$83,649
Debt-current portion	—	58,434
Income taxes payable	15,693	10,536
Deferred revenue	107,940	76,424
Other	102,198	76,329

Total current liabilities	355,386	305,372
Long-term debt	—	12,048
Minority interest in consolidated subsidiaries	—	6,573

Total liabilities	355,386	323,993

Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock: $0.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 106,233,788 and 109,302,816 at September 30, 2002 and December 31, 2002, respectively	134	138
Additional paid-in capital	643,507	638,697
Deferred stock compensation	(4,688)	(6,045)
Retained earnings	86,668	49,146
Receivable from stockholders	(342)	(381)
Other comprehensive income (loss)	(45)	332

Total stockholders' equity	725,234	681,887

Total liabilities and stockholders' equity	$1,080,620	$1,005,880

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net sales:
Unrelated parties	$223,486	$167,628	$577,270	$423,796
Related parties	42,027	2,856	103,441	5,916

	265,513	170,484	680,711	429,712
Cost of sales	172,696	106,208	436,340	274,116

Gross profit	92,817	64,276	244,371	155,596

Operating expenses:
Selling, general and administrative	28,582	21,830	81,788	54,720
Research and development	22,958	16,381	63,525	42,079
In-process research and development	—	—	670	—
Amortization of intangible assets	631	1,965	1,764	5,401

Total operating expenses	52,171	40,176	147,747	102,200

Operating income	40,646	24,100	96,624	53,396
Interest income	1,356	2,478	4,384	6,570
Interest expense	(88)	(930)	(1,223)	(2,850)
Other expenses, net	(3,334)	(220)	(4,885)	(254)
Equity in (loss) of affiliated companies	(145)	(918)	(944)	(1,619)

Income before income taxes and minority interest	38,435	24,510	93,956	55,243
Income tax expense	7,686	5,849	18,790	13,533
Minority interest in (earnings) of consolidated subsidiaries	—	136	(1,156)	(1,291)

Net income	$30,749	$18,797	$74,010	$40,419

Basic earnings per share	$0.28	$0.18	$0.67	$0.41

Diluted earnings per share	$0.27	$0.17	$0.64	$0.38

Weighted average shares used in per-share calculation:
—Basic	109,776	104,031	110,459	99,261

—Diluted	113,508	110,601	115,716	106,898

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,010	$40,419
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,275	12,147
Non-qualified stock option exercise tax benefits	3,323	10,466
Net loss on sale of assets	321	468
In-process research and development costs	670	—
Impairment of long-term investments	2,823	1,576
Stock compensation expense	2,291	3,220
Allowance for doubtful accounts	6,471	6,927
Inventory reserve	9,752	6,422
Equity in net loss of affiliated companies	944	1,618
Minority interest in earnings of consolidated subsidiary	1,156	585
Changes in operating assets and liabilities:
Accounts receivable	7,660	(58,715)
Inventories	(65,620)	(89,938)
Other current and non-current assets	(27,358)	(46,670)
Accounts payable	43,027	41,489
Income taxes payable	5,160	(3,613)
Deferred revenue	31,516	42,786
Other current liabilities	24,955	24,246

Net cash provided by (used in) operating activities	136,376	(6,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(42,027)	(18,249)
Investment in affiliates	(11,044)	(9,272)
Acquisition of businesses, net of cash acquired	(17,705)	—
Purchase of short-term investments	(74,913)	(89,168)
Sales of short-term investments	101,937	78,489

Net cash used in investing activities	(43,752)	(38,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	36,982	148,725
Proceeds from borrowing	39,619	22,645
Payments for borrowing	(110,101)	—
Repurchase of common stock	(72,921)	—
Proceeds from stockholder receivables	39	183

Net cash provided by (used in) financing activities	(106,382)	171,553
Effects of exchange rates on cash	(138)	(25)

Net increase in cash and cash equivalents	(13,896)	126,761
Cash and cash equivalents at beginning of period	321,136	149,112

Cash and cash equivalents at end of period	$307,240	$275,873

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies are accounted for using the cost or equity method, as applicable.

        The accompanying financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 2001 financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10K/A.

        In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

        The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Numerator:
Net income	$30,749	$18,797	$74,010	$40,419

Denominator:
Shares used to compute basic EPS	109,776	104,031	110,459	99,261
Dilutive common stock equivalent shares:
Stock options	3,705	6,542	5,229	7,609
Warrants	27	28	28	28

Shares used to compute diluted EPS	113,508	110,601	115,716	106,898

Basic earnings per share	$0.28	$0.18	$0.67	$0.41

Diluted earnings per share	$0.27	$0.17	$0.64	$0.38

        Certain potential shares outstanding during the three and nine months ended September 30, 2002 and 2001 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. For the three months ended September 30, 2002, these shares totaled 6.7 million at a weighted average exercise price of $21.20 per share, compared to 2.0 million with a weighted average exercise price of $23.11 per share for the corresponding period in 2001. For the nine months ended September 30, 2002, these shares totaled 2.2 million at a weighted average exercise price of $24.17 per share, compared to 1.9 million with a weighted average exercise price of $23.17 per share for the corresponding period in 2001.

4.    COMPREHENSIVE INCOME:

        The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Net income	$30,749	$18,797	$74,010	$40,419
Unrealized gains (losses) on investments	(18)	223	(239)	230
Change in cumulative translation adjustments	3	—	(138)	(25)

Total comprehensive income	$30,734	$19,020	$73,633	$40,624

5.    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

        All of the Company's cash equivalents and short-term investments are classified as available-for-sale. At September 30, 2002, $162.4 million of available-for-sale securities were included in cash equivalents and $58.9 million of available-for-sale securities were included in short-term investments. At December 31, 2001, $162.2 million of available-for-sale securities were included in cash equivalents and $86.2 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income.

6.    INVENTORIES:

        Inventories as of September 30, 2002 and December 31, 2001 consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$85,992	$59,409
Work-in-process	28,485	33,887
Finished goods	201,228	156,098

	315,705	249,394
Less allowance for obsolete inventory	(30,097)	(20,344)

	$285,608	$229,050

7.    ACQUISITIONS:

        On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). The Company's investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition, was $2.1 million, $0.5 million of which is held in escrow for, among other things, any undisclosed liabilities or contingencies incurred by Issanni prior to closing. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. Furthermore, the Company issued 39,876 shares of restricted common stock valued at $1.0 million to Issanni employees who will continue to perform services for the Company. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. The Company records this amount as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. The amount of the purchase price allocated to in-process research and development of $0.7 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. Issanni develops RAS (remote access server) and local access technology, which the Company incorporates into one of its products. The results of operations of Issanni are included in the Company's results of operations beginning on April 19, 2002.

        The following represents the allocation of the purchase price and prior investment in Issanni under the purchase method of accounting (in thousands):

Fair value of tangible net assets acquired	$18
Fair value of identified intangible assets	3,230
In process research and development	670
Excess of costs of acquiring Issanni over fair value of identified net assets acquired (goodwill)	379

$4,297

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

$3,664

        In July 1997, the Company, as part of its business operations in China, acquired an 88% interest in UTStarcom (Hangzhou) Communication Co., Ltd, which has since changed its name to UTStarcom Telecom Co., Ltd. ("HUTS"), one of the Company's primary manufacturing facilities. On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership interest in the joint venture company for a total consideration of $14.5 million in cash. Cash consideration of $7.3 million was paid in January 2002, and the remaining consideration was paid in the second quarter of fiscal 2002. Final government approvals were received in May 2002.

        The following represents the allocation of the purchase price for the remaining 12% ownership interest in HUTS under the purchase method of accounting (in thousands):

Fair value of tangible net assets acquired	$8,148
Excess of costs of acquiring HUTS over fair value of identified net assets acquired (goodwill)	6,320

$14,468

        Had the acquisitions of Issanni and the remaining interests in HUTS and GUTS, which were recorded in the second quarter of fiscal 2002, occurred on January 1, 2002, proforma net income for the nine months ended September 30, 2002 would have been $74.7 million, or $0.68 per share basic, and $0.65 per share fully diluted. Proforma revenues would have been $682.8 million for the nine months ended September 30, 2002. Proforma adjustments include the amortization of fixed asset step-ups and intangible assets as if the transactions had occurred on January 1, 2002.

8.    DEBT:

        The following represents the outstanding borrowings at September 30, 2002 and December 31, 2001 (in thousands):

Note	Rate	Maturity	September 30, 2002	December 31, 2001
Bank of China	From 4.54% to 5.56%	From 09/02 to 10/02	$—	$34,338
China Merchants Bank	5.31%	03/03	—	6,024
Commercial Bank of Hangzhou	6.21%	06/10	—	12,048
CITIC Industrial Bank	6.14%	05/02	—	6,024
China Everbright Bank	4.54%	12/02	—	12,048

Total debt			—	70,482
Long-term debt			—	12,048

Short-term debt			$—	$58,434

        All outstanding debt was repaid in September 2002, and there were no gains or losses on the early retirement of this debt. The Company has unutilized borrowing facilities of $343.3 million as of September 30, 2002.

9.    LONG TERM INVESTMENTS:

        The Company's investments are as follows (in thousands):

	September 30, 2002	December 31, 2001
Investment in GUTS	$—	$750
Investment in Softbank China	7,829	8,314
Investment in Issanni Communication	—	2,001
Investment in Cellon International	5,000	2,000
Investment in Restructuring Fund No. 1	1,981	—
Investment in Global Asia Partners L.P.	1,000	—
Investment in Fiberxon Inc.	2,000	—
Investment in InterWave Communications International Ltd.	3,000	—
Investment in others	2,284	4,753

Total	$23,094	$17,818

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

contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the three and nine months ended September 30, 2002, based upon a review of the carrying value of this investment, impairment charges of $0.0 million and $0.5 million, respectively, were recognized to provide for the decline in the fair value below the carrying value of this investment. Impairment charges of $0.4 million and $1.6 million, respectively, were recognized in the corresponding periods in fiscal 2001. These investment impairment charges are included in Other Expenses Net in the condensed consolidated statements of operations. The balance remaining in this investment as of September 30, 2002 was $7.8 million.

        The Company has also invested directly in a number of private technology-based companies in the early stages of development. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three and nine months ended September 30, 2002, impairment charges in respect of these private technology investments were $1.7 million and $2.3 million, respectively. These investment impairment charges are included in Other Expenses Net in the condensed consolidated statements of operations. There were no impairment charges in respect of these investments in the corresponding periods in 2001.

        During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund will focus on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company accounts for this investment under the equity method of accounting.

        In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $100 million and was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund's geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting.

        During the third quarter of fiscal 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications Inc., a technology company listed on NASDAQ, for approximately $3.0 million. In addition the Company received warrants to purchase 2.0 million shares of InterWave's common stock at $0.21 cents per share. The Company will review and potentially adjust the carrying value of these marketable securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

10.    GOODWILL AND INTANGIBLE ASSETS:

        The Company's goodwill and intangible assets are as follows (in thousands):

	September 30, 2002	December 31, 2001
Goodwill	$57,628	$47,636
Purchased technology	7,570	4,340

	65,198	51,976
Less accumulated amortization:
Goodwill	(12,823)	(12,823)
Purchased technology	(1,925)	(161)

	$50,450	$38,992

        Amortization expense was $0.6 million and $2.0 million for the three months ended September 30, 2002 and September 30, 2001, respectively, and $1.8 million and $5.4 million for the nine months ended September 30, 2002 and September 30, 2001, respectively. Expected amortization expense for the next five fiscal years, beginning the year ended December 31, 2003, is $2.5 million, $2.4 million, $0.4 million, $0.0 million and $0.0 million, respectively.

        Goodwill increased by $10.0 million during the nine months ended September 30, 2002. Goodwill totaling $6.3 million was recorded on the acquisition of the remaining 12% ownership interest in HUTS, goodwill of $3.3 million was recorded on the acquisition of the remaining 49% ownership in GUTS, and goodwill of $0.4 million was recorded on the acquisition of Issanni. Intangible assets increased by $3.2 million during the nine months ended September 30, 2002. This increase was due to purchased technology that was recorded on the acquisition of Issanni. The estimated useful life of purchased technology is three years.

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        SFAS No. 142 was adopted by the Company on January 1, 2002. SFAS No. 142 had the effect of eliminating amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge. The Company plans to perform its annual impairment review in the fourth quarter of each year.

        The reconciliation of net income to adjusted net income as if there had been no goodwill amortization for the three and nine months ended September 30, 2001 is as follows (in thousands):

(In thousands)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net income	$18,797	$40,419
Add back: goodwill amortization	1,943	5,336

Adjusted net income	$20,740	$45,755

Basic earnings per share:
Reported net income	$0.18	$0.41
Goodwill amortization	0.02	0.05

Adjusted net income	$0.20	$0.46

Diluted earnings per share:
Reported net income	$0.17	$0.38
Goodwill amortization	0.02	0.05

Adjusted net income	$0.19	$0.43

Average number of shares outstanding:
Basic	104,031	99,261

Diluted	110,601	106,898

11.    SEGMENT REPORTING:

        The Company provides telecommunications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets. During the three months ended September 30, 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, the Company has grouped all customers in Zhejiang province together and has treated these as one customer. At September 30, 2002, the Company had approximately 25 such customers in Zhejiang province. For the three months ended September 30, 2002, sales to Zhejiang province, BB Technologies Corporation and Kunming PTB accounted for 16%, 15% and 11% of net sales, respectively. For the three months ended September 30, 2001, sales to Zhejiang province, Fitel and Jinhua PTB accounted for 31%, 22% and 12% of net sales, respectively. For the nine months ended September 30, 2002, sales to Zhejiang province and BB Technologies Corporation accounted for 21% and 14% of net sales, respectively. For the nine months ended September 30, 2001, sales to Zhejiang province accounted for 32% of net sales. Revenue attributable to Japan was primarily due to sales to BB Technologies Corporation. Sales to BB Technologies Corporation were $39.8 million for the three months ended September 30, 2002 and $96.7 million for the nine months ended September 30, 2002.

        Geographical area data and product data are as follows (in thousands):

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$117,405	$100,836	$218,241	$89,883	$43,407	$133,290
Japan	42,029	—	42,029	—	—	—
Other	5,241	2	5,243	37,194	—	37,194

Total net sales	$164,675	$100,838	$265,513	$127,077	$43,407	$170,484

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$313,700	$254,168	$567,868	$262,460	$127,526	$389,986
Japan	102,705	—	102,705	—	—	—
Other	10,136	2	10,138	39,577	149	39,726

Total net sales	$426,541	$254,170	$680,711	$302,037	$127,675	$429,712

        Revenue attributable to the United States of America was insignificant during the three and nine months ended September 30, 2002 and 2001.

        Long-lived assets by geography are as follows (in thousands):

	September 30, 2002	December 31, 2001
China	$79,409	$41,289
U.S.	43,789	41,645

Total long-lived assets	$123,198	$82,934

12.    COMMITMENTS AND CONTINGENCIES:

Litigation:

        The Company, some of its directors and officers and various underwriters for its IPO have been named as defendants in a putative shareholder action filed in United States District Court for the Southern District of New York, captioned In re UTStarcom, Inc. Sec. Litig., Civil Action No. 01-CV-9604. Plaintiffs generally allege undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions or agreements to purchase shares at higher prices in the aftermarket, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. Substantially similar actions have been filed concerning the initial public offerings for more than 300 different issuers, and the cases have been coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. Defendants have filed motions to dismiss. The Company believes that it has meritorious defenses to this lawsuit and intends to defend this lawsuit vigorously.

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

13.    RELATED PARTY TRANSACTIONS:

        The Company has entered into transactions with several companies that are stockholders or are affiliated with one of the Company's stockholders as follows:

        During 2000 and 2001, the Company entered into engineering services agreements with Matsushita Communication Industrial Co., Ltd. ("Matsushita"), a stockholder of the Company. The Company recognized $2.3 million and $0.0 million in revenues in connection with these agreements during the three months ended September 30, 2002 and September 30, 2001, and $5.7 million and $0.0 million during the nine months ended September 30, 2002 and September 30, 2001, respectively. In addition, the Company purchases telecommunications equipment from Matsushita and a subsidiary of Matsushita. Purchases of equipment from Matsushita and its subsidiaries during the three and nine months ended September 30, 2002 were $0.7 million and $7.6 million, respectively. Purchases of equipment from Matsushita and it's subsidiaries during the three and nine months ended September 30, 2001 were $6.6 million and $84.0 million, respectively. Matsushita owns less than 1% of our common stock at September 30, 2002.

        On July 5, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, and Matsushita Electric Industrial Co., Ltd., a subsidiary of such stockholder, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company will be accounted for using the equity method of accounting.

        During 2001, the Company entered into an engineering services agreement with Mitsubishi Electric Corporation ("MEI"), a stockholder of the Company. The Company recognized no revenue in connection with this agreement during the three and nine months ended September 30, 2002 and 2001, respectively. In addition the Company purchases telecommunications equipment from MEI. Purchases of equipment from MEI during the three and nine months ended September 30, 2002 were $49.6 million and $102.8 million, respectively. Purchases of equipment from MEI during the three and nine months ended September 30, 2001 were $20.4 million and $27.1 million, respectively. During June 2002, the Company entered into a technical services agreement with MEI. The Company paid $3.0 million and $0.0 million in connection with this agreement during the three and nine months ended September 30, 2002 and September 30, 2001. Mitsubishi owns less than 1% of our common stock at September 30, 2002.

        The Company recognized revenue of $39.8 million and $96.7 million during the three and nine months ended September 30, 2002, respectively, and $0.0 million during the three and nine months ended September 30, 2001, with respect to sales of telecommunications equipment to BB Technologies Corporation ("BBTC"), an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. BBTC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name YAHOO. The Company provides ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties.

Included in accounts receivable at September 30, 2002 is $39.5 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at September 30, 2002. Included in accounts receivable in respect of this agreement at December 31, 2001 was $13.5 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2001.

        During 2000, the Company invested $8.0 million and during 2001, the Company invested an additional $2.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the three and nine months ended September 30, 2002, based upon a review of the carrying value of this investment, impairment charges of $0.0 million and $0.5 million, respectively, were recognized to provide for the decline in the fair value below the carrying value of this investment. Impairment charges of $0.4 million and $1.6 million, respectively, were recognized in the corresponding periods in fiscal 2001. The balance remaining in this investment as of September 30, 2002 was $7.8 million. SOFTBANK CORP. owns 21.3% of our common stock at September 30, 2002.

        During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership, established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The Company is a passive investor and has no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund.

        On August 29, 2002, the Company completed the repurchase of six million shares of the Company's common stock for $72.9 million from its largest shareholder, SOFTBANK Corp. As part of this transaction, SOFTBANK signed a voluntary "lock up" agreement stipulating that it will not sell any of the Company's common stock within the next six months. This lock up agreement will end on March 1, 2003, which coincides with the start of the Company's "blackout period." in which insiders are not permitted to sell shares. The blackout period begins March 1, 2003 and ends commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results in April 2003. We have booked the proportionate share of the cost of the common stock repurchased and the related transaction costs of $36.4 million to additional paid in capital and common stock and the remainder of $36.5 million to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 6.

14.    COUNTRY RISKS:

        Approximately 82% and 83% of the Company's sales for the three and nine months ended September 30, 2002, respectively, and 78% and 91% for the three and nine months ended September 30, 2001, respectively, were made in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United

States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

        Approximately 16% and 15% of the Company's sales for the three and nine months ended September 30, 2002, respectively, and 0% for the three and nine months ended September 30, 2001, respectively, were made in Japan. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in Japan, and by the general state of Japan's economy.

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

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and amends APB 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 also requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. SFAS No. 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption to have any impact on its consolidated financial statements.

16.    SUBSEQUENT EVENTS:

        On October 16, 2002, we acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd., a provider of synchronous digital hierarchy ("SDH") transmission equipment for an initial consideration of $0.2 million in cash. In addition we will grant equity instruments to Shanghai Yi Yun Telecom Technology Co. Ltd. employees who will continue to perform services for the Company. These equity instruments will be granted over a period of three years subject to the achievement of certain performance milestones. The cash consideration will be paid in the fourth quarter of fiscal 2002. The acquisition will be accounted for as an asset purchase.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, the manner in which customers in Chinese provinces negotiate for the purchase of our products, our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China's county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation concerning the anticipated cost and completion date of our new Hangzhou manufacturing facility, our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments, particularly in Softbank China; and our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Additional forward-looking statements may be identified by the words, "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

        We incorporated in Delaware in 1991. Since our incorporation, we have focused our resources on developing products for China's communications market. We shipped our first network access products in 1993. In 1995, we acquired StarCom Network Systems, Inc. and changed our name to UTStarcom, Inc. In 1996, we introduced our advanced, V5.1 and V5.2 compliant, multi-service network access platform, the AN-2000. Late in 1996, we introduced our PAS wireless access system. In December 1999, we completed the acquisition of the portion of our Wacos, Inc. subsidiary owned by the minority shareholders. Wacos, Inc. is a research and development subsidiary that develops IP-based switching systems. In November 2001, we completed the acquisition of Advanced Communications

Devices Corporation, or ACD, for $21.3 million. ACD is a system on chip semi-conductor company focusing on LAN and IP switching technology. On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). Our investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by us prior to the acquisition, was $2.1 million. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. On December 18, 2001, we entered into an agreement to acquire the remaining 49% ownership interest in GUTS, one of our two primary manufacturing facilities in China, for a total consideration of $3.6 million in cash, in order to achieve 100% ownership in the joint venture. On January 21, 2002, we entered into an agreement to acquire the remaining 12% ownership interest in HUTS, our other manufacturing facility, for a total consideration of $14.5 million in cash. As a result of the GUTS and HUTS transactions, which closed in the second quarter of 2002, we now conduct our operations in China through wholly owned subsidiaries.

        We have derived most of our revenues from sales of telecommunications equipment to service providers in China. However, we continue to expand our sales to service providers in other growing communications markets outside of China, including Japan, Vietnam, India and Latin America. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period to period. The evaluation period for our products by potential customers may span a year or more and our business generally depends on a relatively small number of large deployments. We sell our products in China through a direct sales force.

        Approximately 82% and 83% of our net sales for the three and nine months ended September 30, 2002 and approximately 78% and 91% of our net sales for the three and nine months ended September 30, 2001 were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

        We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer for the three and nine months ended September 30, 2002. Giving effect to this treatment, for the three months ended September 30, 2002, sales to Zhejiang province, BB Technologies Corporation and Kunming PTB accounted for 16%, 15% and 11% of net sales, respectively. For the three months ended September 30, 2001, sales to Zhejiang province, Fitel and Jinhua PTB accounted for 31%, 22% and 12% of net sales, respectively. For the nine months ended September 30, 2002, sales to Zhejiang province and BB Technologies Corporation accounted for 21% and 14% of net sales, respectively. For the nine months ended September 30, 2001, sales to Zhejiang province accounted for 32% of net sales. Without giving effect to this treatment, at September 30, 2002, we would have had approximately twenty-five customers in Zhejiang province.

        Whether this represents the beginning of a greater trend throughout China towards increased consolidation of negotiations and purchasing decisions into the control of provincial-level telecommunications service entities is unclear. To our knowledge, no telecommunications service entities in the other Chinese provinces in which we operate have centralized this process at this time. However, the nature of negotiations in China is still evolving. If a trend toward consolidation of purchasing decisions into the control of provincial-level telecommunications service entities in China does emerge, it could possibly take a variety of forms. For example, some provincial-level telecommunications service entities could simply coordinate purchase decisions to be made by local telecommunications service providers, with local service providers retaining ultimate control over purchasing decisions. In other cases, however, provincial-level entities could wield greater control over the decision of whether or not to purchase the Company's products. In any event, such a trend could streamline the negotiation process within Chinese provinces, but it could also place downward pressure on the prices the Company can charge for its products. The Company will continue to monitor business practices in China closely, and to the extent that any of these changes affect the manner in which our customers make their decisions about whether or not to purchase our products, we will reevaluate what entities may best be described as our customers.

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

        Net deferred stock compensation represents the difference between the fair value of common stock and the option exercise price for the options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the option, which is generally four years. No net deferred compensation expense was recorded in connection with the grant of stock options to our employees during the three and nine months ended September 30, 2002 and 2001, respectively. We recorded stock compensation expense of approximately $0.5 million and $2.4 million during the three and nine months ended September 30, 2002, respectively and $0.9 million and $3.2 million, respectively, during the corresponding periods in 2001. At September 30, 2002, approximately $4.7 million of deferred stock compensation remained to be amortized.

        In connection with the acquisition of Issanni Communications Inc. in April 2002, 39,876 shares of restricted common stock valued at $1.0 million were issued to Issanni employees, who will continue to perform services for us. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. We will record this as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. We completed the acquisition of Advanced Communications Devices Corporation ("ACD"), in November 2001. In connection with the acquisition, we issued 208,594 shares of restricted common stock valued at $5.0 million to ACD employees who will continue to perform services for us. We record this amount as compensation expense over a period of five years or upon the achievement of certain performance milestones. The first milestone was met in December 2001, resulting in a charge of $1.3 million to operations in 2001. The second milestone was met in March 2002, resulting in a charge of $0.8 million to operations during the nine months ended September 30, 2002.

        Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China, our acquisition of a minority interest in Wacos, Inc. and our acquisitions of Stable Gain International Ltd. and ACD.

        Consolidated equity in net income (loss) of affiliated companies comprised our 51% share of the earnings from Guangdong UTStarcom, Ltd. ("GUTS"), our Guangdong manufacturing subsidiary, which we accounted for using the equity method prior to our acquisition of the remaining 49% ownership interest in GUTS in May 2002. We previously accounted for this under the equity method because we did not have voting control over significant matters.

        Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries UTStarcom China and UTStarcom Telecom Co., Ltd. ("HUTS"), which together accounted for approximately 90.1% of our revenues in 2001, will expire at the end of 2002. At that time, the tax rates for these two subsidiaries will increase from 7.5% to 15%, and from 10% to 15%, respectively, which will negatively impact our financial condition and results of operations by increasing our tax rate. Additionally, the Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. We cannot be certain whether the government will implement such a unified tax structure, or if implemented whether it will adversely affect our financial results.

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

RECENT DEVELOPMENTS

        On August 29, 2002, we completed the repurchase of six million shares of our common stock for $72.9 million from our largest shareholder, SOFTBANK Corp. As part of this transaction, SOFTBANK has signed a voluntary "lock up" agreement stipulating that it will not sell any of our common stock within the next six months. This lock up agreement will end on March 1, 2003, which coincides with the start of our "blackout period" in which insiders are not permitted to sell shares. The blackout period begins March 1, 2003 and ends commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results in April 2003. We have booked the proportionate share of the cost of the common stock repurchased and the related transaction costs of $36.4 million to additional paid in capital and common stock and the remainder of $36.5 million to retained earnings in accordance with Accounting Principles Board (APB) Opinion No. 6.

        During the third quarter of fiscal 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications Inc., a technology company listed on NASDAQ, for approximately $3.0 million. In addition the Company received warrants to purchase 2.0 million shares of InterWave's common stock at $0.21 cents per share. The Company will review and potentially adjust the carrying value of these marketable securities in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

        On October 16, 2002, we acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd., a provider of synchronous digital hierarchy ("SDH") transmission equipment for an initial consideration of $0.2 million in cash. In addition we will grant equity instruments to Shanghai Yi Yun Telecom Technology Co. Ltd. employees who will continue to perform services for the Company. These equity instruments will be granted over a period of three years subject to the achievement of certain performance milestones. The cash consideration will be paid in the fourth quarter of fiscal 2002. The acquisition will be accounted for as an asset purchase.

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

Revenue Recognition, Allowances for Doubtful Accounts and Product Warranty

        We recognize revenue from sales of telecommunication equipment when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is reasonably assured. For transactions where we have yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. A sales reserve is established based on historical trends in sales returns. If actual future sales returns do not reflect the historical data, our revenue could be affected. Historically, the level of sales returns and our collection history have been within our expectations.

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

Deferred Income Taxes

        We recognize deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on our assessment of projected taxable income. Although we are recently profitable, numerous factors could affect our results of operations in the future. If there were a significant decline in our future operating results, our assessment of the recoverability of our deferred tax asset would need to be revised, and any such adjustment to our deferred tax asset would be charged to income in that period.

Goodwill and Intangibles

        We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. We completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge. We plan to perform our annual impairment review in the fourth quarter of each year. Our business is concentrated in China. Therefore, a material change in market conditions in China could significantly impact these assessments and assumptions, and result in impairment in our recorded goodwill and intangible assets.

Long-Term Investments

        We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development and in a publicly traded technology company traded on NASDAQ. Management judgment is required in evaluating the carrying value of the private company investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made.

RELATED PARTY TRANSACTIONS

        We have entered into transactions with several companies that are stockholders or are affiliated with one of our stockholders as follows:

        During 2000 and 2001, we entered into engineering services agreements with Matsushita Communication Industrial Co., Ltd. ("Matsushita"), a stockholder of the Company. We recognized $2.3 million and $0.0 million in revenues in connection with these agreements during the three months ended September 30, 2002 and September 30, 2001, and $5.7 million and $0.0 million during the nine months ended September 30, 2002 and September 30, 2001, respectively. In addition, we purchase telecommunications equipment from Matsushita and a subsidiary of Matsushita. Purchases of equipment from Matsushita and its subsidiaries during the three and nine months ended September 30, 2002 were $0.7 million and $7.6 million, respectively. Purchases of equipment from Matsushita and it's subsidiaries during the three and nine months ended September 30, 2001 were $6.6 million and $84.0 million, respectively. Matsushita owns less than 1% of our common stock at September 30, 2002.

        On July 5, 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., one of our stockholders, and Matsushita Electric Industrial Co., Ltd., a subsidiary of such stockholder, to jointly design, develop, manufacture and sell telecommunication products. We will have a 49% ownership interest in the joint venture company, which will have a registered share capital of $10.0 million. The cash consideration of $4.9 million was paid in October 2002. As we do not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company will be accounted for using the equity method of accounting.

        During 2001, we entered into an engineering services agreement with Mitsubishi Electric Corporation ("MEI"), a stockholder of the Company. We recognized no revenue in connection with this agreement during the three and nine months ended September 30, 2002 and 2001, respectively. In addition we purchase telecommunications equipment from MEI. Purchases of equipment from MEI during the three and nine months ended September 30, 2002 were $49.6 million and $102.8 million, respectively. Purchases of equipment from MEI during the three and nine months ended September 30, 2001 were $20.4 million and $27.1 million, respectively. During June 2002, we entered into a technical services agreement with MEI. We paid $3.0 million and $0.0 million in connection with this agreement during the three and nine months ended September 30, 2002 and September 30, 2001. Mitsubishi owns less than 1% of our common stock at September 30, 2002.

        We recognized revenue of $39.8 million and $96.7 million during the three and nine months ended September 30, 2002, respectively, and $0.0 million during the three and nine months ended September 30, 2001, respectively, with respect to sales of telecommunications equipment to BB

Technologies Corporation ("BBTC"), an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. BBTC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name YAHOO. We provide ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at September 30, 2002 is $39.5 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at September 30, 2002. Included in accounts receivable in respect of this agreement at December 31, 2001 was $13.5 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2001. SOFTBANK CORP. owns 21.3% of our common stock at September 30, 2002.

        During 2000, we invested $8.0 million and during 2001, we invested an additional $2.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. During the three and nine months ended September 30, 2002, based upon a review of the carrying value of this investment, impairment charges of $0.0 million and $0.5 million, respectively, were recognized to provide for the decline in the fair value below the carrying value of this investment. Impairment charges of $0.4 million and $1.6 million, respectively, were recognized in the corresponding periods in fiscal 2001. The balance remaining in this investment as of September 30, 2002 was $7.8 million. Due to the risky nature of this investment, we may experience further losses in connection with this investment in Softbank China.

        During the first quarter fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership, established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. We are a passive investor and have no decision-making authority with respect to investments by the fund. The fund has a separate management team, and none of the Company's employees are employed by the fund. Due to the risky nature of this investment, we may experience losses in connection with our investment in Restructuring Fund No. 1.

        On August 29, 2002, we completed the repurchase of six million shares of our common stock for $72.9 million from our largest shareholder, SOFTBANK Corp. As part of this transaction, SOFTBANK signed a voluntary "lock up" agreement stipulating that it will not sell any of our common stock within the next six months. This lock up agreement will end on March 1, 2003, which coincides with the start of our "blackout period" in which insiders are not permitted to sell shares. The blackout period begins March 1, 2003 and ends commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results in April 2003.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

        NET INCOME

        For the three months ended September 30, 2002, net income increased 64% to $30.7 million as compared to net income of $18.8 million for the three months ended September 30, 2001. Net income for the three months ended September 30, 2002 reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather tested annually for impairment. The Company completed its transition impairment test during the first quarter of fiscal 2002, and no impairment charge was required. Had SFAS No. 142 been in effect during the three months ended September 30, 2001, net income reported for that period would have been $20.7 million.

NET SALES

        Our net sales increased 56% to $265.5 million for the three months ended September 30, 2002 from $170.5 million for the corresponding period in 2001. Sales of telecommunications equipment for the three months ended September 30, 2002 were $164.7 million, an increase of $37.6 million or 30% as compared to the three months ended September 30, 2001. Sales of subscriber handsets for the three months ended September 30, 2002 were $100.8 million, an increase of $57.4 million or 132%, as compared to the three months ended September 30, 2001. Sales of telecommunications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 82% and 78% of our net sales for the three months ended September 30, 2002 and 2001, respectively. International sales of telecommunication equipment increased to $47.3 million for the three months ended September 30, 2002 as compared to $37.2 million for the three months ended September 30, 2001, primarily driven by sales of equipment to BB Technologies Corporation ("BBTC") in Japan to support its ADSL rollout and sales of equipment to Fitel in Taiwan. During the three months ended September 30, 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer. At September 30, 2002, we had approximately 25 such customers in Zhejiang province. For the three months ended September 30, 2002, sales to Zhejiang province, BBTC and Kunming PTB accounted for 16%, 15% and 11% of our net sales, respectively. For the three months ended September 30, 2001, sales to Zhejiang province, Fitel and Jinhua PTB accounted for 31%, 22% and 12% of our net sales, respectively.

GROSS PROFIT

        Gross profit increased by 44% to $92.8 million for the three months ended September 30, 2002 from $64.3 million for the corresponding period in 2001. Gross profit, as a percentage of net sales, was 35% for the three months ended September 30, 2002 and 38% for the three months ended September 30, 2001. Gross profit, as a percentage of net sales, decreased primarily due to a higher level of lower margin handset sales, which comprised 38% and 25% of our sales for the three months ended September 30, 2002 and 2001, respectively. We believe our lower margin handset sales will increase somewhat during future periods. In addition, we believe that there will be continued competitive market pricing pressures on our other products in line with current trends in the industry. However, we believe that cost efficiencies arising from the continued cost reduction, manufacturing efficiencies and redesign of our products for our PAS systems will partially offset the impact of these factors on our gross profit as a percentage of net sales. We will also continue to focus our efforts on the efficient management of our operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased 31% to $28.6 million for the three months ended September 30, 2002 from $21.8 million for the corresponding period in 2001. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales were 11% and 13% for the three months ended September 30, 2002 and 2001, respectively. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 40% to $23.0 million for the three months ended September 30, 2002 from $16.4 million for the corresponding period in 2001. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses were 9% and 10% for the three months ended September 30, 2002 and 2001, respectively. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets was $0.6 million for the three months ended September 30, 2002 and $2.0 million for the three months ended September 30, 2001. The decrease in amortization of intangible assets was primarily due to the elimination of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002 of $1.8 million, offset by an increase in amortization of intangibles of $0.5 million. Had SFAS No. 142 been in effect during the quarter ended September 30, 2001, amortization expense would have been $0.0 million.

INTEREST INCOME (EXPENSE), NET

        Net interest income was $1.3 million for the three months ended September 30, 2002 and $1.5 million for the corresponding period in 2001. The decrease was primarily due to a reduction in cash and cash equivalents and short-term investments of $4.6 million and a reduction in average interest rates on deposits from 3% to 1%, partially offset by a decline of $0.8 million in interest expense related to short term and long term debt balances which were paid off in September. At September 30, 2002, we did not have any debt.

OTHER INCOME (EXPENSE), NET

        Other net income (expense) was $(3.3) million of expense for the three months ended September 30, 2002 and $(0.2) million for the corresponding period in 2001. The current quarter's other expense was primarily due to investment impairment losses of $1.7 million, foreign currency transaction losses of $2.1 million, offset by investment income of $0.7 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

        Consolidated equity in the net loss of affiliated companies was $0.1 million for the three months ended September 30, 2002 and $0.9 million for the corresponding period in 2001. The change between the two periods was primarily due to the acquisition of the remaining 49% ownership interest in GUTS in May 2002. GUTS is now a wholly-owned subsidiary, and its results of operations are included in our consolidated financial statements beginning June 1, 2002. In the corresponding period in 2001, GUTS was accounted for using the equity method of accounting.

INCOME TAX EXPENSE

        Income tax expense was $7.7 million for the three months ended September 30, 2002 and $5.8 million for the corresponding period in 2001. The increase in the income tax expense was due to our increasing income. The effective tax rate was 20% and 24% for the three months ended September 30, 2002 and 2001, respectively. The reduction in our effective tax rate can be attributed to the alignment of our intellectual property ownership with our sales and operations resulting in a more tax efficient structure. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

        Minority interest in earnings of consolidated subsidiaries was $0.0 million for the three months ended September 30, 2002 and $0.1 million for the corresponding period in 2001. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS during the three months ended September 30, 2002. HUTS is now a wholly-owned subsidiary of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NET INCOME

        For the nine months ended September 30, 2002, we reported net income of $74.0 million as compared to net income of $40.4 million for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 reflects the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. With the adoption of SFAS No. 142, goodwill is no longer amortized, but rather tested annually for impairment. Had SFAS No. 142 been in effect during the nine months ended September 30, 2001, net income reported for that period would have been $45.8 million.

NET SALES

        Our net sales increased 58% to $680.7 million for the nine months ended September 30, 2002 from $429.7 million for the corresponding period in 2001. Sales of telecommunications equipment for the nine months ended September 30, 2002 were $426.5 million, an increase of $124.5 million or 41%, as compared to the nine months ended September 30, 2001. Sales of subscriber handsets for the nine months ended September 30, 2002 were $254.2 million, an increase of $126.5 million or 99%, as compared to the nine months ended September 30, 2001. Sales of telecommunications equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 83% and 91% of our net sales for the nine months ended September 30, 2002 and 2001, respectively. International sales of telecommunications equipment increased to $112.8 million for the three months ended September 30, 2002 as compared to $39.6 million for the three months ended September 30, 2001, primarily driven by sales of equipment to BBTC in Japan to support its ADSL rollout. During the three months ended September 30, 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer. At September 30, 2002, we had approximately 25 such customers in Zhejiang province. For the nine months ended September 30, 2002, sales to Zhejiang province accounted for 21% and sales to BBTC accounted for 14% of our net sales. For the nine months ended September 30, 2001, sales to Zhejiang province accounted for 32% of our net sales.

GROSS PROFIT

        Gross profit increased 57% to $244.4 million for the nine months ended September 30, 2002 from $155.6 million for the corresponding period in 2001 due to increased net sales. Gross profit, as a percentage of net sales, was 36% for both the nine months ended September 30, 2002 and 2001. We believe our lower margin handset sales will increase somewhat during future periods. In addition, we believe that there will be continued competitive market pricing pressures on our other products in line with current trends in the industry. However, we believe that cost efficiencies arising from the continued cost reduction, manufacturing efficiencies and redesign of our products for our PAS systems will partially offset the impact of these factors on our gross profit as a percentage of net sales. We will also continue to focus our efforts on the efficient management of our operating expenses.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased 49% to $81.8 million for the nine months ended September 30, 2002 from $54.7 million for the corresponding period in 2001. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales was 12% and 13%, for the nine months ended September 30, 2002 and 2001, respectively.

RESEARCH AND DEVELOPMENT

        Research and development expenses increased 51% to $63.5 million for the nine months ended September 30, 2002 from $42.1 million for the corresponding period in 2001. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses were 9% and 10% for the nine months ended September 30, 2002 and 2001, respectively.

IN-PROCESS RESEARCH AND DEVELOPMENT

        In-process research and development expense was $0.7 million for the nine months ended September 30, 2002. This arose from our acquisition of Issanni on April 19, 2002 and was based on an independent appraisal. There was no in-process research and development expense during the corresponding period in 2001.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets decreased to $1.8 million for the nine months ended September 30, 2002 from $5.4 million for the corresponding period in 2001. The decrease in amortization of intangible assets was primarily due to the elimination of amortization of goodwill upon the adoption of SFAS No. 142 on January 1, 2002 of $5.0 million, offset by an increase in amortization of intangibles of $1.4 million. Had SFAS No. 142 been in effect during the nine months ended September 30, 2001, amortization expense would have been $0.0 million.

INTEREST INCOME (EXPENSE), NET

        Net interest income was $3.2 million for the nine months ended September 30, 2002 and $3.7 million for the corresponding period in 2001. The decrease was primarily due to a reduction in cash and cash equivalents and short-term investments of $4.6 million and a reduction in average interest rates on deposits from 3% to 1%, offset by a decline in interest expense of $1.6 million. In addition, short-term and long-term debt balances were paid off in September. At September 30, 2002, we did not have any debt.

OTHER INCOME (EXPENSE) NET

        Other expense net was $(4.9) million for the nine months ended September 30, 2002 compared to $(0.3) million for the corresponding period in 2001. Other expense for the nine months ended September 30, 2002 was primarily related to write-downs of long-term investments of $2.8 million and foreign exchange losses of $2.3 million offset by investment income of $0.7 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

        Consolidated equity in net loss of affiliated companies was $0.9 million for the nine months ended September 30, 2002 and $1.6 million for the corresponding period in 2001. The change between the two periods reflects the acquisition of the remaining 49% ownership interest in our Guangdong manufacturing facility. GUTS is now a wholly-owned subsidiary, and its results of operations are included in our consolidated financial statements beginning June 1, 2002. In the corresponding period in 2001, GUTS was accounted for using the equity method of accounting.

INCOME TAX EXPENSE

        Income tax expense was $18.8 million for the nine months ended September 30, 2002 and $13.5 million for the corresponding period in 2001. The increase in the income tax expenses was due to our increasing income. The effective tax rate was 20% and 24% for the nine months ended September 30, 2002 and 2001, respectively. The reduction in our effective tax rate resulted from the alignment of our intellectual property ownership with our sales and operations resulting in a more tax efficient structure.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

        Minority interest in earnings of consolidated subsidiaries was $1.2 million for the nine months ended September 30, 2002 and $1.3 million for the corresponding period in 2001. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS during the second quarter of fiscal 2002. HUTS is now a wholly-owned subsidiary.

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

        As of September 30, 2002, we had lines of credit totaling $343.3 million available for future borrowings. We do not have any borrowings at September 30, 2002. We are not a guarantor of any debt not included in the condensed consolidated balance sheet. As of September 30, 2002, we had working capital of $564.7 million, including $307.2 million in cash and cash equivalents and $58.9 million of short-term investments.

        Net cash generated from operating activities for the nine months ended September 30, 2002 was $142.9 million higher than the 2001 level. This was primarily due to improved operating performance and accounts receivable collection efficiency. Days sales outstanding was 61 days at September 30, 2002 compared to 111 days at September 30, 2001. Net cash provided by operations for the nine months ended September 30, 2002 of $136.3 million was primarily due to net income of $74.0 million, adjusted for depreciation and amortization expense of $15.1 million, and increases in inventory reserves of $9.8 million, allowance for doubtful accounts of $6.5 million, accounts payable of $43.0 million, other accrued liabilities of $25.0 million, deferred revenue of $31.5 million and income taxes payable of $5.2 million, and a decrease in accounts receivable of $7.7 million. This was offset by an increase in inventories, deferred tax assets and other current and non-current assets of $65.6 million, $8.7 million and $18.6 million, respectively. Net cash used in operations for the nine months ended September 30, 2001 was $6.6 million, and was primarily due to increases in inventories, accounts receivable, other current and non-current assets and income taxes payable of $89.9 million, $58.7 million, $46.7 million and $3.6 million respectively. Net cash used in operations was also due to depreciation and amortization expense of $12.1 million, non-qualified stock option exercise tax benefits of $10.5 million, amortization of deferred stock compensation expense of $3.2 million and an investment impairment charge of $1.6 million. The net cash used in operations was partially offset by an increase in net income for the period, and by increases in deferred revenue, accounts payable and other current liabilities of $42.8 million, $41.5 million and $24.2 million respectively.

        Net cash used in investing activities for the nine months ended September 30, 2002 of $43.6 million was primarily due to purchases of property, plant and equipment of $42.0 million of which $12.1 million related to our new manufacturing facility in Hangzhou, business acquisitions of $17.7 million including $14.1 million relating to the purchase of the remaining interest in HUTS, $1.5 million net of cash acquired relating to the purchase of the remaining interest in GUTS and $2.1 million relating to the acquisition of Issanni and investment in affiliates of $11.0 million which comprised investments in private technology companies, offset by net sales of short-term investments of $27.0 million. Net cash used in investing activities for the nine months ended September 30, 2001 of $38.2 million was primarily due to net purchases of short-term investments of $10.7 million, the acquisition of property, plant and equipment of $18.2 million and investments in affiliates of $9.3 million.

        Net cash used in financing activities for the nine months ended September 30, 2002 of $106.4 million was primarily due to the repurchase of our shares and related transaction costs for $72.9 million and net payments of $70.5 million on borrowings under our lines of credit. We paid off our short and long-term debt in September and as of September 30, 2002, we had no debt. This was offset by $36.9 million in proceeds from the sale of common stock in connection with the Softbank resale and the issuance of common stock through the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2001 of $171.6 million was primarily due to net proceeds of $139.9 million from the issuance of common stock through our follow on public offering, $8.4 million from the issuance of common stock through the exercise of stock options and net proceeds of $22.6 million from borrowing under our lines of credit.

        Our sales in China are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. International sales outside China are generally denominated either in US dollars or in local currency. As of September 30, 2002, we were not engaged in any currency hedging activities and did not hold any derivative financial instruments. We cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We also have contracts negotiated in Japanese Yen for purchasing portions of our inventories and supplies. We have a multi-currency bank account for purchasing portions of our inventories and supplies. The balance of Japanese Yen in this account as of September 30, 2002 was approximately $21.9 million.

        We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months.

        Our principal commitments as of September 30, 2002 consist of obligations under operating and capital leases, capital expenditures relating to the construction of a new manufacturing facility, and a commitment to invest up to an additional $5.0 million in one of our investments. We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2006. We did not have any borrowings under our lines of credit at September 30, 2002. Please refer to Note 8 of our Notes to Condensed Consolidated Financial Statements for more detailed information on our lines of credit.

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

        We have purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. We have completed the design layout for a new manufacturing facility. We expect that construction of the new facility will be completed in 2003 at a projected cost of $95.0 million. Capital expenditures were $12.1 million for the nine months ended September 30, 2002, and are now expected to be approximately $25.0 million during 2002. We have not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or the availability of, or requirements for, capital resources.

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

        We adopted SFAS No. 141 in July 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, and was adopted by the Company on January 1, 2002. We completed the required transitional assessment of goodwill impairment during the first quarter of fiscal 2002. Based on this assessment, it was determined that there was no impairment of goodwill and thus no transition goodwill impairment charge.

        On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. This statement supercedes SFAS No. 121 and amends APB 30—"Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 also requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on our consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. SFAS No.146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption to have any impact on our consolidated financial statements.

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

Competition in our markets may lead to reduced prices, revenues, market share and gross profit as a percentage of net sales

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

We depend on some sole source and other key suppliers for handsets, base stations, components and materials used in our products, and if these suppliers fail to provide us with adequate supplies of high quality products at competitive prices, our competitive position, reputation and business could be harmed

        Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers. If any supplier is unwilling or unable to provide us with high quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. Moreover, these suppliers may delay product shipments or supply us with inferior quality products. If any of these events occur, our competitive position, reputation and business could suffer.

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

        In particular, components of our PAS system include the handset used by subscribers to make and receive mobile telephone calls and the base station unit. Our inability to obtain a sufficient number of high quality components and assemblies for handsets and base stations could severely harm our business. From time to time, there has been a worldwide shortage of handsets, and there currently exists a shortage of low-priced handsets, which we have found to be popular with many consumers in China. We have only used third parties to assemble and manufacture handsets in China for us for a limited period of time. These manufacturers may be unable to produce adequate quantities of high-quality handsets to meet the demand of our customers. In addition, we may be unable to obtain adequate quantities of base stations and may be unable to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments.

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

We expect average selling prices of our products to decrease which may reduce our revenues and our gross margin as a percentage of net sales, and, as a result, we must introduce new products and reduce our costs in order to maintain profitability

        The average selling prices for communications access and switching systems and subscriber terminal products, such as handsets, in China have been declining as a result of a number of factors, including:

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

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute our stockholders and harm our operating results

        We may acquire complementary businesses, products and technologies. For example, in November 2001, we acquired Advanced Communication Devices Corporation, a system on chip semiconductor company. On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc., a RAS (remote access server) and local access technology company, providing broadband over ADSL. On December 18, 2001, we entered into an agreement to acquire the remaining 49% ownership interest in GUTS, one of our two primary manufacturing facilities in China, in order to achieve 100% ownership in the joint venture. On January 21, 2002, we entered into an agreement to acquire the remaining 12% ownership interest in HUTS, our other manufacturing facility. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of the acquired company.

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

Business interruptions could adversely affect our business

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure and other events beyond our control. We do not have a detailed disaster recovery plan. Our headquarters facility in the State of California was subject to electrical blackouts as a consequence of a shortage of available electrical power. In the event these blackouts resume, they could disrupt the operations at our headquarters. In addition, we do not carry sufficient business interruption insurance to compensate us for losses that may occur and any losses or damages incurred by us could have a material adverse effect on our business.

We are exposed to fluctuations in the values of our portfolio investments

        We maintain an investment portfolio of various holdings, types, and maturities. Recently, part of this portfolio included an equity investment in a publicly traded company, the value of which is subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, it may become necessary for us to take an impairment charge.

        We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies and investment funds.

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

        Effective in May 2002, China Telecom was split into two entities by region, northern and southern. The 10 northern provinces, municipalities and autonomous regions of China Telecom were merged with

China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. to form a new company known as China Netcom ("China Netcom"). The remaining 21 provinces, municipalities and autonomous regions now constitute the southern entity, and have kept the name of China Telecom (the "New China Telecom"). China Netcom inherited 30% of the old China Telecom's national backbone network, with the rest going to the New China Telecom. As this change is very recent, we cannot be certain what impact the restructuring of China Telecom will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our telecommunications company customers associated with the restructuring. Moreover, following any restructuring, China Netcom, the New China Telecom or any other entity that may replace it as a result of any subsequent restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

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

Most of our customers in China have historically been part of the China Telecom system and under China Telecom's ultimate control; following the recent restructuring of China Telecom, most of our customers in China are now part of the New China Telecom or China Netcom, and are subject to their ultimate control

        Our main customers in China are the local Telecommunications Companies (formerly known as Telecommunications Bureaus) which historically operated under China Telecom, China's state-owned fixed line operator, and were subject to its ultimate control. Following the recent restructuring of China Telecom, the Telecommunications Companies now operate under the ultimate control of either the New China Telecom or China Netcom. Policy statements may be issued and decisions may be made by the New China Telecom and China Netcom, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999, China Telecom prohibited all Telecommunications Companies from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by the Ministry of Information Industry. As most of our sales are generated from our operations in China, any decisions by the New China Telecom or China Netcom restricting or prohibiting the sales or deployment of our products could cause significant harm to our business.

Our customer base in China could effectively become increasingly concentrated if more purchasing decisions are coordinated or made by provincial or greater regional telecommunications service entities rather than by local telecommunications service providers

        We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer for the three and nine months ended September 30, 2002. In each of those periods, Zhejiang province accounted for more than 10% of our net sales. Without giving effect to this adjustment, at September 30, 2002, we would have had approximately twenty-five customers in Zhejiang province.

        Whether this represents the beginning of a greater trend throughout China towards increased consolidation of negotiations and purchasing decisions into the control of provincial-level telecommunications service entities is unclear. If an increasing number of purchasing decisions and negotiations are controlled on a larger regional level in China by provincial-level telecommunications service entities, this would effectively result in a concentration of the Company's customer base. The Company's financial results may increasingly depend in significant part upon the success of a few major customers and the Company's ability to meet their future capital equipment needs. Although the composition of the group comprising the Company's largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the telecommunications industry, may have a material adverse effect on the Company's business, financial condition and results of operations. In addition to the business risks associated with dependence on major customers, significant customer concentration may also result in significant concentrations of accounts receivable. Significant and concentrated receivables would expose the Company to additional risks, including the risk of default by one or more customers representing a significant portion of the Company's total receivables. If the Company is required to take additional accounts receivable reserves, its business, financial condition and results of operations would be materially adversely affected.

Our ability to sell our PAS wireless systems and handsets could be significantly impaired if the New China Telecom or China Netcom are granted, or if they otherwise acquire, mobile licenses allowing the New China Telecom or China Netcom to deliver cellular services

        The New China Telecom and China Netcom hold and operate the fixed line telephone and data communications assets in China, and currently do not have the licenses necessary to offer cellular services. To offer wireless services to end users, the Telecommunications Companies must offer services that can be delivered over wireline networks, such as those delivered over our PAS wireless systems and handsets. China's media sources have widely reported that after the restructuring of China Telecom, the Ministry of Information Industry may grant mobile licenses to the New China Telecom or China Netcom, or to both. If the Ministry of Information Industry does grant a mobile license to the New China Telecom or China Netcom, or to both, or if such entities otherwise acquire mobile licenses, local Telecommunications Companies will be free to offer cellular services such as GSM or CDMA to their customers, and they may therefore elect not to deploy our PAS systems and handsets. If this were to occur, we could lose current and potential customers for our PAS systems and handsets, and our financial condition and results of operations could be materially adversely affected.

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

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

Sales in China have accounted for most of our sales, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China

        Approximately $218.2 million and $567.9 million, or 82% and 83%, of our net sales for the three and nine months ended September 30, 2002, and $133.3 million and $390.0 million, or 78% and 91%, of our net sales for the corresponding periods in 2001, occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 84% as of September 30, 2002 and 75% as of December 31, 2001 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer

        Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. Two of our principal subsidiaries, UTStarcom China and HUTS, accounted for approximately 95.1% of our revenues for the nine months ended September 30, 2002. The tax holidays applicable to UTStarcom China will expire at the end of 2002. At that time, the tax rate will increase from 7.5% to 15% and will negatively impact our financial condition and results of operations. The tax holiday applicable to our other principal subsidiary, HUTS, expired in 2001 and is now subject to annual review. HUTS was able to maintain the 10% rate for 2002, following its annual review. However, its tax rate could increase from 10% to 15% if it is unable to maintain a tax holiday in 2003. If we are unable to extend the tax holiday described above to 2003, our financial condition and results of operations may be negatively impacted. Additionally, the Chinese government is considering the imposition of "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, UTStarcom will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

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

RISKS RELATING TO OUR STOCK PERFORMANCE

Our stock price is highly volatile

        The trading price of our common stock has fluctuated significantly since our initial public offering in March 2000. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

  •
  actual or anticipated fluctuations in operating results, actual or anticipated gross profit as a percentage of net sales, our actual or anticipated rate of growth and our actual or anticipated earnings per share;

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., has significant influence over our management and affairs, which it could exercise against your best interests

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., beneficially own 21.3% of our outstanding stock. As a result, SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have the ability to exercise significant influence over all matters submitted to our stockholders for approval and exert significant influence over our management and affairs. This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. Matters that could require stockholder approval include:

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We are exposed to the impact of interest rate changes, changes in foreign currency exchange rates and changes in the stock market.

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short- term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax exempt instruments. In accordance with our investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

        The table below represents carrying amounts and related weighted-average interest rates of maturity of interest bearing instruments in our investment portfolio at September 30, 2002:

(In thousands, except interest rates)
Cash and cash equivalents	$307,240
Average interest rate	1.3%
Short-term investments	58,914
Average interest rate	1.7%
Total investment securities	366,154
Average interest rate	1.4%

        Part of our investment portfolio has recently included an equity investment in a publicly traded company, the value of which is subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, it may become necessary for us to take an impairment charge. We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies and investment funds.

        Foreign Exchange Rate Risk.    We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2002 is approximately $21.9 million.

ITEM 4—CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, believe that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

  (b)
  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

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

        We expect to use the net proceeds from these offerings for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under "Factors Affecting Future Operating Results". Accordingly, we retain broad discretion in the allocation of the net proceeds of the offerings. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of October 31, 2002 we have not used any of the net proceeds from the offerings described above, and the entire amount of net proceeds from such offerings remains in our cash and cash equivalents and short-term investments accounts.

ITEM 5—OTHER INFORMATION

        Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

        Our audit committee has approved the performance of non-audit services by PricewaterhouseCoopers LLP.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

NUMBER		EXHIBIT DESCRIPTION
10.78	*	Professional Services Agreement between UTStarcom, Inc. and N. Lohr Bangle, Jr. dated as of September 10, 2002
10.79	*	Teaming Agreement between UTStarcom, Inc. and Stellar Holdings, LLC dated as of September 10, 2002
10.80	*	Joint Venture Contract between UTStarcom Telecom Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd. dated as of July 5, 2002
10.81	*	Amendment to OEM Agreement between UTStarcom, Inc. and Interwave Communications dated as of September 27, 2002
99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

(b)
Reports on Form 8-K:

        A current report on Form 8-K was filed on August 29, 2002 by the Company in connection with the repurchase of 6,000,000 shares of its common stock from SOFTBANK Corp.

UTSTARCOM, INC.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002
UTSTARCOM, INC. (Registrant)
BY:
/s/ HONG LIANG LU Hong Liang Lu President, Chief Executive Officer and Director
/s/ MICHAEL J. SOPHIE Michael J. Sophie Chief Financial Officer and Assistant Secretary

CERTIFICATION

        I, Hong Liang Lu, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of UTStarcom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ HONG LIANG LU Hong Liang Lu Chief Executive Officer

CERTIFICATION

        I, Michael J. Sophie, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of UTStarcom, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002
/s/ MICHAEL J. SOPHIE Michael J. Sophie Chief Financial Officer

UTSTARCOM, INC.
EXHIBIT INDEX

NUMBER		EXHIBIT DESCRIPTION
10.78	*	Professional Services Agreement between UTStarcom, Inc. and N. Lohr Bangle, Jr. dated as of September 10, 2002
10.79	*	Teaming Agreement between UTStarcom, Inc. and Stellar Holdings, LLC dated as of September 10, 2002
10.80	*	Joint Venture Contract between UTStarcom Telecom Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd. dated as of July 5, 2002
10.81	*	Amendment to OEM Agreement between UTStarcom, Inc. and Interwave Communications dated as of September 27, 2002
99.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

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
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
FACTORS AFFECTING FUTURE OPERATING RESULTS RISKS RELATING TO OUR COMPANY
RISKS RELATING TO THE STRUCTURE AND REGULATION OF CHINA'S TELECOMMUNICATIONS INDUSTRY
RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA
RISKS RELATING TO OUR STOCK PERFORMANCE
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4—CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
UTSTARCOM, INC. EXHIBIT INDEX