Form 10-K
period 2002-12-31
UTSTARCOM INC
filed 2003-02-21
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to                                     .

COMMISSION FILE NUMBER 000-29661

UTSTARCOM, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1782500 (I.R.S. Employer Identification Number)
1275 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA (Address of principal executive offices)	94502 (Zip Code)

Registrant's telephone number, including area code: (510) 864-8800
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00125 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2003, was approximately $1,231,318,352 based upon the closing price of $19.27 reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /x/    No / /

        The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $1,378,658,004 based upon the closing price of $20.17 reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

        As of February 7, 2003 registrant had outstanding 107,017,039 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2003 are incorporated herein by reference in Part III.

UTSTARCOM, INC.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, the manner in which customers in Chinese provinces negotiate for the purchase of our products; our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China's county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS and iPAS systems and other products; our expectation concerning the anticipated cost and completion date of our new Hangzhou manufacturing facility, our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments, particularly in Softbank China; and our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Additional forward-looking statements may be identified by the words, "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

        Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 8.3 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2002.

        UTStarcom's public filings, including its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge at its website, www.utstar.com. The information contained on our website is not being incorporated herein.

ITEM 1—BUSINESS

OVERVIEW

        Incorporated in 1991 as a Delaware Corporation, UTStarcom designs, manufactures, and markets leading Broadband, Narrowband, wireless access, Softswitch and 3G products which offer a clean migration path to next-generation Internet Protocol (IP-based) networks. These products support service providers as they evolve their networks to meet the changing and growing demands of consumers. Providers are migrating voice services from the traditional copper-based network to wireless and packet-based networks. The copper-based network itself, once limited to carrying narrowband services, is evolving to support broadband services. Service providers are also migrating from circuit-based time division multiplex (TDM) services to packet-based services. Because UTStarcom engineers its solutions with migration needs in mind, service providers can implement them quickly and cost effectively.

        We provide a range of next-generation wireless and wireline network service products that support widely adopted international standards and protocols, so service providers can easily integrate them into existing networks and deploy them in new networks.

        UTStarcom solutions are based on four principle technology platforms—mSwitch, PAS/iPAS (IP-based PAS), AN-2000, and 3G—that carriers can use to build their networks in a modular fashion.

  •
  mSwitch is a highly scalable, IP-based, multiservice switching architecture that seamlessly bridges the gap between existing circuit-switched and next-generation packet-switched networks.

  •
  Our wireless network solution, Personal Access Services (PAS/iPAS), allows service providers to offer premium-quality voice, data, and value-added services over mobile and fixed wireless networks using our specially designed PAS handsets. PAS also provides an affordable pathway for service providers to migrate from wireline to community-based wireless in regions where there is little or no existing copper infrastructure. As of December 31, 2002, UTStarcom had cumulatively deployed or were in the process or deploying approximately 22 million lines of PAS/iPAS equipment servicing approximately 7.5 million subscribers in 21 provinces in China. Based on our knowledge of China's communications market, we believe that PAS is the most widely deployed wireless local access system in China. In the Taiwan market, approximately 500,000 subscribers were using our PAS systems as of December 31, 2002. In addition, we have deployed systems or begun trials for PAS in India, Vietnam and the Latin America region.

  •
  For wireline networks, we provide a broadband-ready access platform called AN-2000. As of December 31, 2002, approximately 4 million AN-2000 lines had been deployed in China, including deployments of 80,000 broadband DSLAM lines in Zhejiang Province. We have launched significant deployments of our AN-2000 platform in Japan, Latin America and India.

  •
  Our 3G network solution enables the transformation of voice-centric mobile communications to content-rich multimedia services. We support W-CDMA, CDMA 2000 and TD-SCDMA standards to deliver wireless multimedia over an IP core network.

        UTStarcom is committed to offering products that make its customers more competitive and more successful. Service providers use our integrated suite of products to attract a wide range of customers by offering a wider selection of efficient and expandable voice, data and Internet access services. Because UTStarcom offers cost-effective deployment, we believe our products enable service providers to earn more money per customer by offering numerous additional services.

        UTStarcom's range of wireless solutions enables service providers to sell highly affordable wireless communications services to the large population of users whose needs are not met by existing fixed line and cellular services. Our solutions also make it easy for service providers to offer value added services for a nominal amount or at no additional cost to themselves and for only a small incremental cost to their customers. And because our solutions offer a migration path, the service providers can easily add new wireless services and additional revenue streams while maintaining the value of their previous technology investments.

        Historically, substantially all of our sales have been to service providers in China. However, our range of solutions can be used wherever there is a need for cost-effective communications. We are currently expanding our sales efforts to include growing communications markets in Japan, Taiwan, Vietnam, India, Latin America, and elsewhere.

INDUSTRY BACKGROUND

        Growth in China's Communications Market.    China is the fastest-growing and largest communications markets in the world. Growth in China's communications equipment and services markets is being driven by the government of China's commitment to developing a communications infrastructure, strong demand for communications services and robust economic growth.

        China's demand for communications services is highlighted by its relatively low tele-density rate, which is a measure of the number of lines per hundred people. According to data released by China's Ministry of Information Industry (MII) at the end of 2002, China had a fixed-line teledensity rate of only 16.8% and a population of approximately 1.3 billion. In contrast, according to a report by the International Telecommunication Union as updated in June 2002, fixed-line teledensity rates for the United Kingdom, France, Hong Kong and the United States were 58.8%, 57.4%, 57.7%, and 66.5%, respectively. While growth in China's communications market is currently driven predominantly by voice services, the increasing demand for data services also presents a growing opportunity both in China and in other international markets. According to data provided by the MII, Internet users in China reached 49.7 million by the end of 2002, an increase of 36% year over year. In order to support this growth in data traffic, service providers in China must continue to expand their networks. We believe this is best achieved by deploying IP-based equipment.

        China's ability to invest heavily in its communications infrastructure is fueled by the country's strong economic activity. According to the China's State Statistics Bureau, China's gross domestic product, or GDP, grew 8.0% in 2002. The bureau also estimates that China's GDP will grow by approximately 7% through 2005.

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

        Needs of Service Providers.    Voice and data service providers require network solutions that address all of their access needs and offer easy migration to next generation networks while minimizing operational expense. These service providers require products that enable them to quickly, and with minimal incremental investment, address the changing demands of their subscribers for expanded or more advanced services. Given the rapid growth in emerging communications markets in regions such as Southeast Asia, Latin American and India, network solutions must be scalable. The same architecture must provide an affordable entry-level solution to initially serve a few hundred subscribers, yet economically scale to serve several hundred thousand subscribers over time. In addition, service providers require the following:

  •
  Return on Investment. As competition intensifies, service providers require the ability to offer advanced and flexible services to their customers. Service providers must ensure these new services drive subscriber growth and, ultimately, revenue and profitability. As a result, service providers are focused on return on investment, enabling them to deploy technology that provides increased services today while also providing a cost-effective migration path to future expansion and functionality.

  •
  IP-Based Networks. An increasing amount of voice and data traffic travels across IP-based networks instead of traditional circuit-based networks. The principal advantages of highly flexible, IP-based networks over circuit-based networks are lower cost, higher speed and the support of multiple applications, including e-mail, short-messaging, Internet access, video and voice in a single network. Because of these advantages, investment in IP-based networks is increasing while investment in circuit-based networks is decreasing.

  •
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

  •
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

  •
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

THE UTSTARCOM SOLUTION

        We design, manufacture, and market a full range of Broadband, Narrowband, Wireless, Softswitch and 3G solutions that enable easy migration to next-generation IP-based networks. Carriers use them to create IP-based networks, integrated voice and data solutions, and wireless access networks.

        An important element of our strategy is our commitment to delivering lower cost-per-subscriber via lower operating costs, greater operating efficiencies, and higher and more diversified throughput levels. In addition, we provide our customers with a full range of solutions that they can tailor to their specific market needs and that enable them to offer a full range of services to their subscribers. We have been particularly successful in enabling our customers to offer high-bandwidth, multi-featured, affordable regional wireless services to portions of the large, unserved market of users that want mobile service but that do not require or cannot afford GSM cellular service. Finally, our solutions give carriers a full range of migration services, from voice to wireless, from copper to broadband, and from circuit switching to packet switching.

        We offer our customers a number of key competitive advantages:

        Migration to Next-Generation IP Networks.    Our core IP products are designed with the flexibility to allow service providers to deliver voice and data services over today's circuit-based networks and to migrate to next-generation broadband wireline and wireless networks based on IP and other international open standards. As a result, service providers can preserve their investment in existing networks and generate incremental revenue from their investment in our products while migrating to next-generation networks over time. Our products enable service providers to effectively time their network equipment expenditures, expand voice and data capacity and rapidly introduce new services as demand warrants.

        Cost-Effective Solutions.    Our products are designed to provide operators with a high return on their investment. By reducing network complexity, integrating high performance capabilities and providing a flexible migration path to next generation networks, our products cost less to deploy and maintain than most alternative technologies.

        Convergence of Voice and Data Services.    We have designed our systems to offer a high degree of flexibility in terms of subscriber capacity and types of traffic delivered. Our equipment can be flexibly configured to offer a variety of services in response to subscriber demand. This flexibility is particularly important to those emerging communications markets that are currently undergoing rapid change and growth. As Internet usage achieves greater global penetration, we believe service providers around the world will desire systems that are designed to deliver high-speed data capability. Our access systems allow service providers to quickly and cost-effectively implement upgrades for new services, including high-speed data capability. Alternative solutions may require the purchase of an entirely new system to provide these services.

        Wireless Access Networks.    Our PAS and 3G wireless access solutions are ideally suited for the requirements of service providers in both robust and emerging communications markets. Service providers can deploy our products quickly to cost-effectively meet customer demand. Our systems allow service providers to rapidly add new subscribers and to scale network capacity in response to demand. Our IP-based wireless access solutions also provide a platform for service providers to migrate to 3G mobile networks.

        Local Presence.    We have established a strong local presence with China Telecom Corporation and China Netcom Corporation, the incumbent wireline service providers in China, which enables us to be responsive to them and the specific needs of their subscribers. We manufacture our products primarily at our facility in Hangzhou in Zhejiang province. By using local facilities in China, we have helped create new jobs within the provinces and have strengthened our relationships with the

Telecommunications Administrations in some of China's most modern and rapidly growing provinces. We also maintain 21 sales and customer support sites in China that allow us to deploy a customer support representative onsite anywhere in China within 24 hours. Our sales force develops direct relationships with decision makers at both the provincial and local levels through pre-sales design and consulting services. Additionally, through our relationships at the national, provincial and local levels in China, we receive a flow of information regarding market changes and insight into unique service provider needs and related opportunities. As part of this strategy to develop a local presence in markets that we serve, we also have sales, support and engineering personnel in Taiwan, India, Japan, Vietnam, as well as the Caribbean, Latin America, Europe and Africa regions.

STRATEGY

        Our objective is to be a leading global provider of Broadband, Narrowband, Wireless, Softswitch, and 3G solutions. The principal elements of our strategy are as follows:

        Capitalize on the Emerging IP-based Switching Market.    We believe the increase in Internet usage, particularly voice over IP traffic, has resulted in a market need for a next-generation, IP-based switching platform. Accordingly, we are making a substantial investment in developing our mSwitch architecture, which is designed to integrate with our existing products and can be scaled in response to increased demand. We believe that mSwitch can deliver value to service providers, both as a stand-alone system and in combination with our PAS system and AN-2000 platform. In the future, we intend to incorporate additional functionality into the mSwitch platform that we believe will enable us to enter new markets in China and around the world.

        Maintain and Grow Market Share.    We believe we are well positioned to maintain and grow our worldwide business. According to a report by Synergy Research in the fourth quarter of 2002, we are the leading worldwide supplier of softswitch solutions, holding more than 51% of the global market. According to a report by Infonetics Research in the fourth quarter of 2002, we are the second leading supplier of DSLAM and IP-DSLAM solutions worldwide. Our solutions are easy to deploy, offer a clean migration strategy to future network requirements, and enable service providers to sell a wide range of high-value-added services. We expect to continue to build local and global market share, extending the benefits of our solutions to our global customer base through expansion of our international sales operations and direct sales forces outside of China.

        Leverage Our Installed Base to Capitalize on Demand for Wireless and Wireline Broadband Services.    We believe we are well positioned to leverage our existing global installed base of systems and service provider relationships to capitalize on an increasing demand for data and broadband services. To meet this demand, we intend to:

  •
  leverage our installed base of AN-2000 platforms and our working relationships with providers to offer our wireless access systems;

  •
  continue to enhance functionality and increase features of our mSwitch IP-based, multiservice softswitch platform, which is designed to enable geographically dispersed gateways and servers to interact over high-speed IP networks to serve millions of subscribers;

  •
  enhance our PAS systems and handsets to enable the provisioning of high-speed data services over 128 Kilobits per second, or Kbps, wireless links;

  •
  continue to focus our development efforts on products that enable migration to 3G wireless technologies;

  •
  continue to innovate and develop new products so that we may offer new broadband upgrades to our installed base of AN-2000 platforms to enable the delivery of broadband services over copper connections through digital subscriber line, or xDSL, technologies;

  •
  broaden our PAS systems to enable value-added services, such as wireless content and applications which our customers offer in China under the brand name C-Mode, in Vietnam under the brand name CityPhone and in Taiwan under the brand name MiMi; and

  •
  work with original equipment manufacturers to offer service providers a complete solution for IP-based networks.

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

  •
  increasing the number of sales and support staff and offices in China;

  •
  developing new products to address the demands of our existing and future customer base;

  •
  migrating our installed base from voice to data, from wireline to wireless, and from time division multiplex (TDM) switching to IP soft switching as market demand warrants; and

  •
  increasing our local research and development and manufacturing capabilities.

        Penetrate Other Growing Communications Markets Worldwide.    We have started offering our products in growing communications markets outside of mainland China, opening new international sales operations in North America, Europe, the Middle East and Africa, Central America and Latin America, and South and North Asia. We intend to penetrate these markets in several ways: through direct sales offices located in key market regions, licensing our technology to local manufacturers where import taxation favors this approach, the development of local sales agency and distributor relationships within specific market regions, and sales relationships with original equipment manufacturers. Our sales division has initiated expansion into Africa, Europe, India, Japan, Latin America, Taiwan, and other Pacific Rim markets. We have established regional offices to focus on non-China market development with sales and customer support operations in Bangkok, Hanoi, Ho Chi Minh, Manila, Miami, New Delhi, New Jersey, Shanghai, Taipei, Tel Aviv, and Tokyo. We also plan to establish local direct sales representative offices in key regions around the world. To date, we have deployed our products in a number of growing communications markets outside of mainland China, including India, Japan, Vietnam, and Taiwan.

PRODUCTS

        We provide communications equipment for service providers that operate wireless and wireline networks. Our wireless and wireline access networks and IP-based switching systems include four principal technology platforms:

  •
  mSwitch—our IP-based multiservice softswitch architecture;

  •
  PAS/iPAS—our wireless access solution which includes infrastructure systems, handsets and value-added services;

  •
  AN-2000—our broadband access platform; and

  •
  3G offerings—our third-generation mobile and multimedia solution.

        Each comprises multiple hardware and software subsystems that can be offered in various combinations to suit individual customer needs. In addition, through original equipment manufacturer relationships, we provide customers in China with equipment for deployment in metropolitan area networks.

Our IP-Based Multiservice Softswitch (mSwitch)

        mSwitch, our IP-based, multiservice softswitch architecture, is a cost-effective, flexible and scalable network solution designed to replace traditional central office switches. This architecture delivers multiple services, including broadband and narrowband remote access services, on an IP-based packet-switching infrastructure via wireless and wireline networks. Capacity of the mSwitch is highly scalable, allowing customers to increase their sources of revenue generation by supporting a wide range of new revenue-generating services.

        A single mSwitch platform provides a variety of features and benefits:

  •
  It provides a cost effective way to upgrade an existing PSTN to a v5.2 interface.
  •
  It delivers a fully converged network that can be used to provide broadband access, Gigabit Ethernet, IP VPN, streaming video, 3G and other services.
  •
  The mSwitch architecture includes a new, revenue-generating Wireless PAS Access Gateway.
  •
  The architecture incorporates a 3G mobile core network capable of serving both immediate and future demands.
  •
  Voice over IP (VoIP) eliminates the need for the continued build-out of obsolete infrastructure.

        The mSwitch's highly reliable transport carries bearer data along with signaling, control, and management information. The architecture includes operations support systems for associated billing, provisioning, and service management. The VoIP gateway functions of mSwitch seamlessly bridge service providers' existing circuit-switched platforms to next-generation, IP-based packet-switched architecture. In addition, service providers can use the mSwitch to implement a network migration strategy that protects their investments on every level. By combining our softswitch functionality with our wireless technology, mSwitch provides highly scalable, mobile switching centers that can operate with our PAS system.

        mSwitch networks are distributed, which means that many geographically dispersed gateways and servers can interact over a high-speed, IP-based network to serve millions of subscribers. Gateways provide hardware resources to process voice and data and support widely used interface protocols. Servers provide functions like call routing, accounting, authorization, billing, provisioning, fault monitoring and recovery.

        We have developed an advanced and comprehensive operations support system (OSS) for management of mSwitch equipment, billing for mSwitch services, and customer care for mSwitch subscribers. This OSS uses an online, Internet-based user interface that enables service provider personnel and individual subscribers to access provisioning and billing information through the Internet from an ordinary web browser.

        We are also developing a set of capabilities to support 3G wireless technologies, including a mobile switching center, a radio network controller and a general packet radio service node. We were one of a select group of participants in China's technical trial of 3G mobile networks based on the 3GPP WCDMA standard. In 2002, we successfully completed the first phase of testing conducted by China's Ministry of Information Industry, or MII, and have begun field trials in two major cities. We also expect to launch two more field trials in 2003.

        In addition, we are also developing mSwitch applications to provide wireline local exchange functionality, voice-over-IP gateways that will enable legacy public networks to connect to low-cost, IP-based, long-distance trunk lines, and modem and fax pools that will allow mSwitch to act as a remote access server for dial-up users who wish to access IP networks.

        We are also developing IP routing capabilities that we will integrate in our mSwitch platform to further improve functionality and reduce cost to our customers. We intend to continue to enhance

mSwitch with additional applications in response to evolving market requirements and technology trends.

Our Wireless Access System (PAS)/(iPAS)

        UTStarcom's Personal Access Services (PAS) wireless access system and IP-based (iPAS) wireless access system use micro cell radio technology and specialized handsets to offer business and consumer subscribers mobile and fixed access to telephone services.

PAS Wireless Access System

        PAS takes advantage of unused switching capacity to let service providers offer a wide range of profitable services to a large subscriber base that other wireless technologies cannot reach. We specifically designed our PAS solution to meet the growing needs of a specific consumer-and//or subscriber population that desires limited and/or regional mobility (more than fixed line and less than a traditional cellular offering), a more cost-effective tariff plan, and access to value-added data services (VAS). When compared to macrocellular systems like GSM and CDMA, PAS offers lower deployment costs, easier radio planning, higher traffic capacity, better voice quality, faster data transmission speeds, lighter handsets with lower power requirements, and better support of advanced information services.

        Because PAS is a limited-mobility system, it is ideal for deployment in urban and suburban areas; while traditional cellular systems that are based upon either GSM or CDMA standards cover larger regional areas. UTStarcom's wireless CityPhone feature allows service providers to offer subscribers same-number extension lines with citywide mobility. For additional coverage or capacity, service providers can easily deploy PAS in indoor spaces such as office buildings, airports, and shopping malls. PAS can provide wireless mobile phone service at densities of upwards of 15,000 subscribers per square kilometer. Our PAS solution integrates seamlessly into existing Public Switched Telephone Networks and offers unlimited scalability, enabling service providers to economically sell services to anywhere from 10,000 to a million subscribers.

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

iPAS Wireless Access System

IP-based PAS (iPAS)

        With the UTStarcom iPAS™ wiress access network, operators can migrate their current wireline network to an IP-based wireless network that provides wireless voice and data services within a city or community. With this new system, service providers can offer new wireless services, such as citywide mobility, same-number wireless extension, email, mobile Internet access, short messaging and location-based services.

        iPAS interconnects with the existing PSTN by way of the SS7 interface, making it an ideal solution for areas where the V5.2 interface is not yet available. With the IP trunking capability, iPAS can operate as an independent network over a unified IP-based infrastructure. iPAS also provides a standard V5.2 interface to support wireline services over a V5-based access network.

        In 2002, we deployed more than 10 million lines of mSwitch-based iPAS systems in many cities in China and in several other locations outside of China. Chengdu now has the largest iPAS site in the world, with more than 500,000 users by the end of 2002.

PAS Handsets, Value Added Services and Network Management

        We also design and manufacture handsets that are specifically configured to support PAS services. In 2002, we introduced 6 new handset models spanning a full spectrum of price ranges and functionalities, including our high-end 718U, a full-color handset that takes full advantage of our value-added services or VAS platform. Our strategy of designing in-house, manufacturing, licensing, and direct sourcing handset components gives us the flexibility to meet demand while offering the broadest line of PAS handsets to our global customer population. We expect to continue to invest in this area and to introduce additional handset models in 2003, including a dual-mode cellular/PAS handset.

        In conjunction with our PAS system, we enable rich wireless content and applications similar to NTT DoCoMo's iMode service. To date, this service has been launched by our customers in Xian, Chengdu, and Hangzhou in China; Hanoi and Ho Chi Minh in Vietnam; and Taipei in Taiwan. This service, known in China as C-mode, as CityPhone in Vietnam, and as Mobile Information, Mobile Internet, or MiMi/WiWi in Taiwan, employs a high-function handset with expanded LCD display that subscribers can use to browse the worldwide web and to send and receive e-mail and short messages. We support standardized Chinese as well as English characters, and local content providers in China and Taiwan are accumulating hundreds of information services including news, stock quotes, sports results, job postings, dating services, chat rooms, and fortune telling. MiMi has a Global Positioning Service (GPS) feature that can accurately determine a user's location and can list local restaurants, shops, hotels, theaters, hospitals, or other location-sensitive information when queried.

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

        By end of 2002, there were 7.5 million PAS subscribers on UTStarcom's systems throughout China, a net increase of 137% year over year. UTStarcom's installed and under construction PAS/iPAS system capacity in China reached 22.2 million lines, an increase of 236% over the capacity of 6.6 million lines at the end of 2001. Among the cities we added during 2002, several cities, such as Wenzhou, Chengdu and Taipei have reached over half a million active subscribers.

Our Broadband Access Platform (AN-2000)

        UTStarcom understands that service providers want to bring the power of broadband into the homes and businesses they serve so they can offer a wide range of new services that generate new revenue streams. We give service providers a way to access these services and revenue streams with our economical, scalable, versatile, and powerful AN-2000 broadband solutions.

        Because our broadband solutions conform to the most rigorous industry compatibility standards, they give our customers a number of advantages. Our solutions support modular network build out, enabling service providers to expand their networks easily. Customers can be confident that their UTStarcom solution is designed to work with their networks as they grow and evolve. Our solutions also work with existing equipment; service providers do not need to eliminate their legacy technologies to offer broadband services.

        The AN-2000 family of integrated broadband access platforms delivers a mix of broadband and traditional voice and data services via copper or fiber, or a wireless network. The solutions also enable network migration from narrowband to broadband. Services supported by the AN-2000 include the following:

  •
  traditional analog voice;
  •
  voice and data in digital format over integrated services digital network, or ISDN, lines;
  •
  analog and digital leased lines;
  •
  business data over integrated digital subscriber lines, or IDSL, and high-data-rate digital subscriber lines, or HDSL; and
  •
  high-performance, always-on Internet access for residential and business subscribers using advanced asymmetric digital subscriber line, or ADSL, technology.

        Our AN-2000 platform contains both central office terminals and remote terminals that are linked together by fiber, microwave radio, or copper to form a digital access network. The remote terminals are located close to the subscribers and offer last-mile wireline connections for voice and data services to the subscribers. Each remote terminal, which is scalable from 16 to 1,520 lines, can be connected into a ring to form a metropolitan access network of up to 23,000 subscriber lines. By connecting multiple metropolitan access networks, a metropolitan service network can potentially service hundreds of thousands of subscribers.

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

        For broadband services based on ADSL, the AN-2000 platform has integral multiplexing capability for up to 384 users to share 155Mbps of Asynchronous Transfer Mode, or ATM, bandwidth to the Internet or, alternatively, 1.6Gbps in our IP-over-Ethernet version. The AN-2000 platforms can serve as a multi-service access node in which ADSL is delivered from a remote location combined with voice and leased line services or it can be configured as a pure central-office based Digital Subscriber Loop Access Multiplexer (DSLAM). Other DSL services, including HDSL and G.SHDSL, are also available. We also offer a Broadband Remote Access Server (B-RAS) to provide service management features, including authorization, accounting, virtual networking, and protocol translation. As with PAS, our integrated Netman network management system provides centralized management of the AN-2000 platforms. The ADSL service is compatible with most customer premise modems provided by third-party vendors. As of December 31, 2002, service providers have deployed approximately 4.0 million AN-2000 lines worldwide.

        In 2001, we introduced our IP-DSLAM product, based on an extension of our AN-2000 technology. This product, which began shipping in the fourth quarter of 2001, provides extremely high density and high functionality at an attractive price. This product represents a new generation of DSLAM, which does not require ATM networking, and is therefore compatible with IP-based networks. Our IP-DSLAM lowers operator costs by eliminating the need for traditional high cost ATM-based networks.

Our 3G Solution

        UTStarcom offers an end-to-end solution for 3G wireless networks that supports W-CDMA, CDMA 2000 and TD-SDCMA standards. Our solution consists of three primary elements:

  1.
  mSwitch Mobile Core Network, which consists of a Softswitch server complex, an integrated Operations and Support System (OSS), and various types of media gateways.

  2.
  Radio Access Network (RAN), which is a combination of Radio Node Controller (RNC) and a radio base station (Node-B).
  3.
  A suite of portable multimedia devices, which supports a variety of new applications including mobile web browsing, video phone applications and mobile computing.

        UTStarcom's 3G solution is based on forward-looking IP and softswitch architecture which we believe will significantly lower the investment and operational cost for operators. This simple and cost-efficient architecture provides the ability to migrate from 3GPP R99 to 3G PP R4/5 ALL IP in the future. Other unique advantages which UTStarcom's 3G solution offers include:

  1.
  Co-existing with iPAS network, which provides operators the choice to share the iPAS core network with future 3G solutions and offer seamless upgrades of network and customer services.
  2.
  Layered network for flexibility and efficiency, which consists of a service layer, control layer, connection layer and access layer.
  3.
  Scalable network capacity, which supports 10,000 to 10,000,000 subscribers.

        UTStarcom started the research and development of our 3G technology in 1997. UTStarcom has established a global team of hundreds of engineers across China and the US to engage in the different aspects of 3G solutions. One major development came in November 2001 when UTStarcom was selected by China's Ministry of Information Industry (MII) along with a select group of vendors to conduct technical trials in a comprehensive mobile communications trial system of MII (MTNet) using the 3GPP WCDMA standard. After several rounds of vigorous testing, UTStarcom successfully passed all the Phase I tests in March of 2002, whereby we not only provided a complete 3GPP R99 compliant system, including core networks, (MSC, GSN, HLR, etc.), network management, RNC, Node B, and user equipment emulators, but also demonstrated a total 3G solution with stable and consistent performance with IP transport technology.

        As a result, in May 2002, UTStarcom moved onto the MII's Phase II test which focused on interoperability between different vendors and an operator trial. In addition, due to the successful outcome of the Phase I test, UTStarcom secured a 10 MHZ IMT-2000 frequency from the MII to be used for internal research and trials in a few select cities. To date, the two trial systems in Shenzhen and Shanghai are running smoothly, both utilizing commercial grade handsets, and have achieved high-quality voice, data and multimedia services.

        UTStarcom also has strategic alliances with Matsushita, interWAVE and Datang Mobile in co-designing and jointly developing WCDMA, CDMA 2000 and TDS-CDMA 3G systems.

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

Our ACD Products

        Our in house design capabilities allow us to continue to develop leading carrier class broadband access solutions. ACD products and development are synergetic with the overall system development efforts at UTStarcom. In 2002, ACD successfully launched a new Single LAN Switch chip set.

MARKETS AND CUSTOMERS

China

        With anticipated annual gross domestic product growth of 7-8% and a low teledensity of 16.9% for fixed line and 16.1% for mobile, we expect China to continue to be our single largest market in 2003. We expect 70-80% of our revenue will come from China in 2003, although no assurances can be provided in this regard. In addition to a China-based engineering force, we had 21 direct sales offices throughout China staffed by nearly 1,000 sales and service representatives as of December 31, 2002.

        Our PAS systems are deployed in 21 provinces in China. At December 31, 2002 there were approximately 7.5 million subscribers.

        We are also a strong competitor in DSLAM and IP-DSLAM product, with 80,000 lines deployed.

        Furthermore, we are competitively positioned for our 3G offerings due to our incumbent position as the largest wireless provider to the fixed line operators with our mSwitch-based iPAS system that ensures easy migration to the next generation IP core network.

        Geographically, we provide our communications equipment to local telecommunications companies in a wide variety of provinces of China. Market opportunities within China's 31 provinces vary greatly by region, with the more densely populated coastal provinces experiencing the strongest economic development. However, as China extends development to the western part of the country, we have expanded our focus from the more prosperous eastern coastal regions of China, including Guangdong, Zhejiang, Fujian, Shandong, and Jiansu, to almost all inland provinces in the western part of China. While each of the local telecommunications companies is part of the China Telecom or China Netcom systems and subject to their management control, equipment purchasing decisions for most of these provinces are generally made at the local level.

Vietnam

        UTStarcom entered the Vietnam market in 2002, winning contracts worth more than $20.5 million from Vietnam Post and Telecommunications (VNPT). VNPT is deploying UTStarcom's IP-based PAS technology in two major cities—Hanoi, with a population of 4 million, and Ho Chi Minh City, with a population of 6.5 million. In addition, UTStarcom is implementing its AN-2000 Network Solution in Ho Chi Minh City and installing another for trials in Hanoi.

        The economy of Vietnam, which has a total population of nearly 80 million, is growing at 7% annually. Vietnam is the second-fastest-growing telecommunications market in the world after China, yet it has a teledensity of less than 5%.

India

        UTStarcom has successfully implemented its mSwitch, PAS, and AN-2000 solutions in India. We have either implemented our products or conducted trials with Reliance, BSNL, MTNL, Tarta and Shanym, who are among India's eight basic service operators. We believe we have successfully positioned ourselves to rapidly expand the breadth and depth of our Indian operations.

        In addition, we have built a major research and development facility in Gurgaon, on the outskirts of New Delhi, that focuses on developing the India market and global research and development initiatives. We have also established local manufacturing of our AN-2000 technology in association with Himachal Futuristic Communications Limited.

Japan

        Yahoo! BB, the leading provider of broadband service in Japan, has deployed UTStarcom's AN-2000 IB IP-DSLAM equipment to support its 12 Mbps ADSL service. According to the Ministry of Public Management, Home Affairs, Posts and Telecommunications in Japan, Yahoo! BB reached more than one million subscribers by September 2002, less than 13 months after the service was introduced.

        The following table is a list of our customers who purchased more than $1.0 million of our products in 2002.

Fujian Province

Fu Jiang Zhang Zhou Telecommunication Bureau
Fujian Hongyu Group Company
Fujian Longyan TB
Fujian Net-Com Material ltd.
Fujian Quanzhou TB
Fujian Sanming PTC

Gansu Province

Gan Su Lan Zhou Telecommunication Bureau
Gan Su Bai Yin Telecommunication Bureau
Gan Su Tian Shui Telecommunication Bureau

Guangdong Province

Guang Dong Jiang Men Telecommunication Bureau
Guang Dong Shao Guan Telecommunication Bureau
Guang Dong Zhao Qing Telecommunication Bureau
Guangdong Telecommunication Bureau Group Zhuhai Branch
 Guangxi Province

Guangxi He Zhou Telecommunication Bureau
Guang Xi Gui Lin Telecommunication Bureau
Guang Xi Nan Ning Telecommunication Bureau
Guang Xi Wu Zhou Telecommunication Bureau
Guangxi Hechi Zone Telecom Indust. Company
Guangxi Qinzhou Com. Indus. Company
Guangxi Telecommunication Bureau Baise Branch
Guangxi Telecommunication Bureau Guigang Branch
Guangxi Telecommunication Bureau Liuzhou Branch

Hainan Province

Hainan Haikou Telecommunication Bureau
Hainan Telecommunication Bureau

Hebei Province

ShiJiazhuang Telecommunication Bureau
Hebei Baoding Customers
Hebei Handan PTC
Hebei Langfang Telecommunication Bureau

Heilongjiang Province

HeiLongjiang Haerbin Telecommunication Bureau

Henan Province

He Nan Luo Yang Telecommunication Bureau
Henan Telecom Material Ltd.
Henan Telecom. Jiaozuo Company
Henan Xinxiang Com. Material Maintenance Company
Henan Zhengzhou WeiKemu Company

Hubei Province

Huangshi Telecommunication Bureau
Hubei Telecom Huanggang Branch
Hubei Telecom Yichang Branch
Shiyan Telecommunication Bureau
Xiangfan Telecommunication Bureau

Jiangsu Province

Jiang Su Nan Tong Telecommunication Bureau
Jiang Su Yang Zhou Telecommunication Bureau
Jiangsu Jubang Zixun Indust. Ltd.
Jiangsu LianYungang Guomai Com.
Jiangsu Taizhou Telecommunication Bureau
Jiangsu Xuzhou Telecommunication Bureau Yongan Branch
Nantong Post Material Company

Jiangxi Province

Jiang Xi Gan Zhou Telecommunication Bureau
Jiangxi Telecom.Yichun Branch
Jiangxi Telecom. Pingxiang Branch
Jiang Xi Shang Rao Telecommunication Bureau
Jiang Xi Xin Yu Telecommunication Bureau
Jiang Xi Ying Tan Telecommunication Bureau
Jiangxi Nanchang Telecom Indust. Ltd.
Jiangxi Telecom. Jiujiang Branch
Jiang Xi Ji An Telecommunication Bureau

Jilin Province

Jilin Siping Com. Indust. Company

Liaoning Province

Liaoning Benxi Telecom Branch
Liaoning Post Material Group Panjin Company

Neimenggu Province

Dongsheng
Huhehaote Bibo Telecom Company
Neimenggu Huhehaote Telecommunication Bureau
NeiMenggu Wide Band

Ningxia Province

Ningxia Telecommunication Bureau

Shandong Province

Jinan Zhongheng Shopping Center Zhongxun Electronic
Shan Dong De Zhou Telecommunication Bureau
Shan Dong Ji Nan Telecommunication Bureau
Shan Dong Liao Cheng Telecommunication Bureau
Shan Dong Telecommunication Bureau
Shan Dong Zi Bo Telecommunication Bureau
Shandong Jining PTelecommunication Bureau Lutong Ltd.
Shandong Linyi Telecom. Lutong Ltd.
Shandong Telecom Jining Branch
Shandong Tonglian Inf. Indus. Group Material Company
Shandong Weihai Telecom Lutong Ltd.
Shandong Yantai Telecom Lutong Ltd.

Shanxi Province

Jinzhong Telecommunication Bureau
Shanxi Datong Telecommunication Bureau
Shanxi Jincheng Telecom Branch
Shanxi Lvliang
Shanxi Taiyuan Telecommunication Bureau
Shanxi Xinyuan Com. Trade Ltd.

Sichuan Province

Chengdu Fuchuan Com. Developing Ltd.
Chengdu Guowei Industrial Ltd.
Chengdu Homeclub Com. Material Ltd.
Chengdu Lantian Information Tech. Project Ltd.
Chengdu Taili PT Field Ltd.
China Post Material Southwest Company
Fu Jiang Pu Tian Telecommunication Bureau
Si Chuan Nei Jiang Telecommunication Bureau
Si Chuan Telecommunication Bureau
Si Chuan Yi Bin Telecommunication Bureau
Si Chuan Zi Gong Telecommunication Bureau
Si Chuan Zi Yuang Telecommunication Bureau
Sichuan Chengdu Telecommunication Bureau
Sichuan Hengtong Telecom Tech. Developing Company
Sichuan Litong S&T Ltd.
Sichuan Telecommunication Bureau PanZhihua Branch

Tibet Province

Tibet Changdu Telecom Branch

Shan‘ Xi Province

Shan Xi Han Zhong Telecommunication Bureau
Shan Xi Telecommunication Bureau
Shan Xi Tong Chuan Telecommunication Bureau
Shan Xi Xi An Telecommunication Bureau
Shanxi Xi An Tonglian Telecom Ltd.
Xianyang Telecommunication Bureau

Xinjiang Province

Xi Jiang Yi Li Telecommunication Bureau
Xin Jiang Bo Le Telecommunication Bureau
Xin Jiang Ta Cheng Telecommunication Bureau
Xin Jiang Wu Lu Mu Qi Telecommunication Bureau
Xinjiang Aletai Telecommunication Bureau
Xinjiang Dushanzi Telecommunication Bureau
Xinjiang Telecom Hami Branch
Xinjiang Telecom Kelamayi Branch
Xinjiang Telecom Shihezi Branch

Yunnan Province

Banna Telecommunication Bureau
Diqing Telecommunication Bureau
Yunan Chuxiong Telecommunication Bureau
Yunan Dali Telecommunication Bureau
Yunan Telecom Company
Yunnan Kunming Telecommunication Bureau
Yunnan Lincang Telecom Company
Yunnan Telecom Lijiang Branch

Zhejiang Province

Huzhou Telecommunication Bureau
Jiang Su Xu Zhou Telecommunication Bureau
Zhejiang Hangzhou Telecommunication Bureau
Zhejiang Shaoxing Telecommunication Bureau
Zhejiang Telecom. Group Chunan Branch
Zhejiang Telecom. Group Jiande Branch
Zhejiang Telecom. Group Linan Branch
Zhejiang Telecom. Group Ningbo Branch
Zhejiang Telecom. Group Quzhou Branch
Zhejiang Telecom. Group Taizhou Branch
Zhejiang Telecom. Group Wenzhou Branch
Zhejiang Telecommunication Bureau
Zhejiang Xiaoshan Telecommunication Bureau
Zhejiang Yuhang Telecommunication Bureau

Outside Mainland China

BB Technologies Corporation
First International Telecom Corp.
Matsushita Communication Industrial Co. Ltd
Hitron Technologies Inc.
NEC USA, Inc.
Hughes Telecom (India) Ltd.
Himichal Futuristic Communications Ltd.
Corporate Access (HK) Ltd.

        For the year ended December 31, 2002, sales to Zhejiang province and BB Technologies Corporation accounted for 18% and 13% our net sales, respectively. Approximately 77.8% of our net sales during 2002 were to entities affiliated with the government of China.

        We also sell our network access equipment to service providers in high growth communications markets outside of China. These markets accounted for approximately 16.2% of our net sales in 2002. We have shipped equipment to service providers in Bangladesh, India, Japan, Mauritius, Russia, Taiwan, Thailand and Venezuela. We have also begun trial deployments in the United States and Vietnam.

        As of December 31, 2002, our backlog totaled approximately $605.4 million, compared to approximately $360.7 million as of December 31, 2001. We include in our backlog, contracts and purchase orders for which we anticipate delivery to occur within 12 months and products delivered but for which final acceptance has not yet been received. Because contracts and purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings.

SALES, MARKETING AND CUSTOMER SUPPORT

        We pursue a direct sales and marketing strategy in China, targeting sales to individual Telecommunications Bureaus and to manufacturers or equipment distributors with closely associated customers. We maintain sales and customer support sites in Beijing, Chengdu, Fuzhou, Guangzhou, Hangzhou, Jinan, Kunming, Nanning, Nanjing, Inner Mongolia, Shanghai, Shenyang, Wuhan, Xian, and Zhengzhou. We also sell through relationships with regional government-owned telecommunications manufacturing companies, which act as agents in the sale of our products to Telecommunications Bureaus.

        We believe our customer support services in China allow us to offer our customers high service quality. Our customer service operation in Hangzhou is co-located with our manufacturing joint venture and serves as both a technical resource and liaison to our product development organization. In China, customer service technicians are distributed in the regional sales and customer support sites to provide a local presence. We provide additional support on a 24-hour, 365-day basis from our customer support center in Hangzhou in the form of field dispatch personnel, who also provide training on installation, operation and maintenance of equipment. As of December 31, 2002, we employed 1,103 people in sales, marketing and customer support in China.

        Our sales efforts in markets outside of China combine direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We maintain sales and customer support sites in Iselin, New Jersey to address North American markets; in Tokyo, Japan to address the Japan market; in Gurgaon, India to address the Indian market; in Miami, Florida and Mexico City, Mexico to address the Latin American markets; in Frankfurt, Germany to address the European and African markets; in Manila, Philippines to address the Philippine market; in Taipei, Taiwan to address the Taiwan market; in Hanoi, Vietnam to address the Vietnam market; and in Shanghai, China to address other Pacific Rim markets.

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

  •
  media gateways at the edge of the network that convert legacy media like telephone lines, fax and data modems, or other non-IP data interfaces to IP and incorporate quality of service functionality designed to avoid delay and packet loss due to congestion;

  •
  softswitching adds intelligence to a network platform, supporting a wide arry of functions which include address translation, service monitoring and assurance, billing, authorization, supplementary services like call forwarding, conferencing, and other signaling translations; and

  •
  an IP network that provides high speed IP routing and transmission.

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

        IP-switching and Transport.    In support of the basic trends outlined above, we are also engaged in developing products to switch and transport IP traffic. We have introduced an IP-DSLAM which helps bring high speed IP services directly to consumer and residential users using ADSL, and are pursuing other xDSL technologies such as VDSL and G.SGDSL. In addition, we have developed products that provide Layer 2 and Layer 3 IP switching, and are working on products which will provide fiber interfaces in support of an overall FTTx standards initiative.

RESEARCH AND DEVELOPMENT

        We believe that continued and timely development and introduction of new and enhanced products are essential if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers' needs. Our Ministry of Information Industry, Telecommunications Administration and Telecommunications Bureau relationships and Chinese full-service post-sale customer support provide our research and development organization with insight into trends and developments in the marketplace. The insight provided from these relationships allows us to develop market-driven products such as PAS, mSwitch and IP-DSLAM. We maintain a strong relationship between our research centers in the U.S. and China. We rotate engineers between the U.S. and China to further integrate our research and development operations. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China. We have also started a development center in Gurgaon, India to take advantage of the talent pool available there, and to support our operation in India.

        In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $86.2 million in 2002, $59.8 million in 2001 and $41.5 million in 2000.

MANUFACTURING, ASSEMBLY AND TESTING

        We manufacture or engage in the final assembly and testing of our mSwitch, PAS systems and handsets and AN-2000 products at our manufacturing facility in the Chinese province of Zhejiang. The manufacturing operations consist of circuit board assembly, final system assembly, software installation and testing. We assemble circuit boards primarily using surface mount technology. Assembled boards are individually tested prior to final assembly and tested again at the system level prior to system shipment. We use internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level.

        Our manufacturing facility is ISO 9002 certified. ISO 9002 certification requires that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement which is periodically audited by an independent outside auditor.

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

        We have also contracted with Mitsubishi Electric Corporation to provide PAS wireless base station components for distribution under the UTStarcom label. Other suppliers include Wistron NeWeb Corporation and Sanyo Electric Co., Ltd., which provide handsets under the UTStarcom label. Our AN-2000 product line integrates some third party products for subscriber premises equipment and testing. In China, we undertake final assembly and test our wireless infrastructure products at our own facilities and have recently begun to manufacture some of these products ourselves.

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

        The Ministry of Information Industry confirmed in December 2001 that the State Council had approved a plan to restructure China Telecom. The Ministry of Information Industry has been authorized to execute the plan. China Telecom was split into two regional entities. The assets of the present China Telecom in North China's Beijing and Tianjin municipalities, the Inner Mongolia Autonomous Region and Hebei and Shanxi provinces, Northeast China's Liaoning, Jilin and Heilongjiang provinces, Central China's Henan Province and East China's Shandong Province were merged with China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. The new company was named China Netcom Group Corp., or New CNC. China Telecom's assets in the other 21 provinces, municipalities and autonomous regions retained the brand name and intangible assets of the old China Telecom. We refer to this entity as the New China Telecom. The New CNC inherited 30% of the old China Telecom's national backbone network, with the rest going to the New China Telecom. As this change is relatively recent and its implementation is ongoing, we cannot be certain what the final impact of this restructuring will be on our business operations. However, we may experience a decline in orders and related revenues during such restructuring as a result of uncertainty among our customers presently operating under China Telecom.

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

        In November of 2002, China Telecom and four of its subsidiaries became listed on the Hong Kong and New York stock exchanges.

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

        The Ministry of Information Industry also oversees the 31 Telecommunications Administrations that have regulatory responsibility over the telecommunications industry in their respective provinces. In China today, each Telecommunications Administration approves a subset of telecommunications products that meet Ministry of Information Industry standards from which Telecommunications Bureaus can then select the specific products they purchase, install and operate. Although historically the Ministry of Information Industry has shared regulation and operation of China's telecommunications industry with the China Telecom system, as part of the Chinese government's industry restructuring, the regulatory functions of the Ministry of Information Industry and the Telecommunications Administrations have been separated from the operational functions of the state-owned Telecommunications Bureaus under their control. The Ministry of Information Industry acts exclusively as the industry regulator and the local Telecommunications Bureaus act exclusively as operators. Given the multi-level regulatory environment, equipment providers in China must generally market intensively to all three levels of the communications industry.

        Statutory Framework.    China does not yet have a national telecommunications law. However, with China's recent entry into the World Trade Organization, or WTO, the Ministry of Information Industry, under the direction of the State Council, must present a draft Telecommunications Law of the People's Republic of China for ultimate submission to the National People's Congress for review and adoption. In order to comply with the WTO, subsets of draft telecommunications regulations were published in December 2001. One of the most significant of the draft regulations is the "Regulation of Foreign Investment over Telecom Enterprises." In December 2001, the State Council promulgated the Provisions on the Regulation of Foreign Invested Telecommunications Enterprises, which lifts the restrictions on foreign investment in the telecommunication industry, subject to certain equity ratio and geographic limitations. Also in December 2001, the Ministry of Information Industry issued the Measures on Regulation of Telecommunication Business Operation Permits, which details the procedures for obtaining permits for the operation of telecommunications businesses and makes it possible for those conducting telecommunications business to obtain the relevant permits. As we provide equipment rather than services, these two regulations should not have a direct effect on our business. Nevertheless, as the two regulations came into effect only recently, we are uncertain whether we will be indirectly affected by the impact of the two regulations on telecom service providers.

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

        Licenses for Communication Equipment.    Beginning January 1, 1999, China's government required that all telecommunications equipment connected to public or private telecommunications networks within China, which includes equipment that we sell in China, be approved by the Ministry of Information Industry, and the manufacturer of the equipment obtain a network access license for each of its products. Subsequently, the State Council issued the Telecom Regulations in September 2000. In May 2001, the Ministry of Information Industry issued the Administrative Measures of Network Access Licenses, known as the Access License Measures, to implement the Telecom Regulations and to replace the old access license regulation. Both the Telecom Regulations and the Access License Measures require the government to implement license systems for telecommunications terminal equipment, wireless communications equipment and equipment used in network interconnection that is connected to public telecommunications networks. The above equipment must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public networks or sold in China. The Telecom Regulations require that manufacturers ensure that the quality of thetelecommunications equipment for which they have obtained a network access license is stable and reliable, and they may not lower the quality or performance of other installed licensed products. The State Council's product quality supervision department, in concert with the Ministry of Information Industry, performs spot checks to track and supervise the quality of telecommunications equipment for which a network access license has been obtained and publishes the results of such spot checks.

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

        We have accomplished the necessary registration with regards to the software incorporated in our AN-2000, PAS and mSwitch products. However, additional registration is required for software incorporated in additional products that we are selling or may sell in China. Based upon verbal advice received from the Ministry of Information Industry, we believe that we will be able to continue to sell our products incorporating our software during the period in which these regulations are being implemented and our application is pending. However, this implementation period may not last long enough for us to complete the registration of our software. Moreover, the Chinese government may interpret or apply the Software Regulations in such a way as to prohibit sales of products incorporating our unregistered software prior to registration. If the government prohibits sales pending registration, or if we fail in our efforts to register our software, we could be prohibited from making further sales of products incorporating the unregistered software in China, which could substantially harm our business and financial condition.

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

  •
  PAS systems and handsets: Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment.

  •
  AN-2000: Advanced Fibre Communications, Inc.; Alcatel Alsthom CGE, S.A.; Datang Telecom Technology Co. Ltd.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; and Zhongxing Telecommunications Equipment.

  •
  3G: potentially, we will compete with Ericsson LM Telephone Co.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Siemens AG, Alcatel Alsthom CGE, S.A.; Zhongxing Telecommunications Equipment.

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

        We believe that the principal competitive factors affecting the market for our network access products include:

  •
  total initial cost of solution;

  •
  for PAS, the availability, cost and functionality of our handsets;

  •
  short delivery and installation intervals;

  •
  design and installation support;

  •
  ease of integration with the backbone network;

  •
  flexibility in supporting multiple interfaces and services;

  •
  operational cost and reliability; and

  •
  manageability of the solution and scalability.

        We may not be able to compete effectively against current and future competitors based on these or any other competitive factors in the future, and the failure to do so would have a material adverse affect on our business, financial condition and results of operations.

INTELLECTUAL PROPERTY

        Our ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. We presently hold three U.S. patents and one Taiwanese patent for existing products. The terms of one of the United States patents will expire in 2016, while the terms of the remaining United States patents will expire in 2019. The Taiwanese patent will expire in 2020. We have submitted 35 additional U.S. patent applications and 29 foreign patent applications. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not issue and any patents issued may not cover the scope of the claims sought in the applications. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Moreover, we have applied for but have not yet obtained patents in China and Taiwan. We may not be able to obtain patents in China on our products or the technology that we use to manufacture our products. KDDI, a Japanese service provider, has licensed key technology to us that serves as the base for the MiMi service in Taiwan. Our joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. Under the terms of our joint venture agreements, any modifications or enhancements to or derivatives of our intellectual property developed by the joint ventures will be owned by the joint ventures. Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Despite our efforts to protect our proprietary rights, existing patent, copyright, trademark and trade secret laws afford only limited protection. In addition, the legal systems of some foreign countries, including China, do not protect our proprietary rights to the same extent as does the legal system of the United States.

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

EMPLOYEES

        As of December 31, 2002, we employed a total of 3,277 full-time employees. We also from time to time employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2002, 1,352 were in research and development, 371 in manufacturing, 1,253 in marketing, sales and support, and 301 in administration. We had 2,750 employees located in China, 405 employees located in the United States, and 122 employees in other countries. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 2—PROPERTIES

        UTStarcom leases the following facilities:

Location	Functions	Square Footage	Date of Lease Expiration
HEADQUARTERS Alameda, CA	Administration, Sales/Customer Support and Research and Development	25,576	January, 2006
Alameda, CA	Research and Development/Sales	12,690	January, 2004
Fremont, CA	Research and Development	9,688	June, 2005
Iselin, NJ	Sales/Customer Support and Research and Development	48,991	July, 2004
Eatontown, NJ	Research and Development	13,375	October, 2005
Shenzhen, China	Research and Development	107,596	September, 2004
Shenzhen, China	Research and Development	3,660	April, 2004
Hefei, China	Research and Development	3,606	June, 2004
Hefei, China	Research and Development	3,767	July, 2005
Gurgaon, India	Research and Development	5,723	March, 2005
Gurgaon, India	Research and Development	5,479	December, 2005
Shanghai, China	Research and Development	15,421	December, 2007
Hangzhou, China	Administration, Sales/Customer Support, Engineering and Manufacturing	271,589	December, 2004
Hangzhou, China	Administration, Sales/Customer Support, Research and Development, and Manufacturing	269	March, 2004
Hangzhou, China	Administration, Sales/Customer Support, Research and Development, and Manufacturing	168,444	December, 2003
Huizhou, China	Manufacturing	37,728	December, 2002
Beijing, China	UTSC Headquarters Administration, Sales/Customer Support	16,695	July, 2003
Shanghai, China	Sales/Customer Support	8,214	April, 2003
Wuhan, China	Sales/Customer Support	1,658	April, 2003
Guangzhou, China	Sales/Customer Support	11,964	April, 2004
Chengdu, China	Sales/Customer Support	5,199	April, 2004
Jinan, China	Sales/Customer Support	3,229	March, 2003
Kunming, China	Sales/Customer Support	2,676	February, 2003
Xian, China	Sales/Customer Support	4,155	December, 2004
Shenyang, China	Sales/Customer Support	3,122	May, 2003
Fuzhou, China	Sales/Customer Support	4,445	June, 2003
Zhengzhou, China	Sales/Customer Support	2,422	October, 2003

Taipei, Taiwan	Sales/Customer Support	7,769	September, 2004
Hong Kong, China	Sales/Customer Support	800	December, 2002
NanNing, China	Sales/Customer Support	2,293	August, 2003
Nanjing, China	Sales/Customer Support	3,781	May, 2003
Nei Mon Gol, China	Sales/Customer Support	500	December, 2003
Taiyuan, China	Sales/Customer Support	732	February, 2003
Hebei, China	Sales/Customer Support	603	August, 2003
Tianjing, China	Sales/Customer Support	500	July, 2003
HaErBin, China	Sales/Customer Support	1,421	November, 2003
Hsin Chu, Taiwan	Sales/Customer Support (ACD)	2,639	February, 2003
Gurgaon, India	Sales/Customer Support	3,042	June, 2004
Miramar, Florida	Sales/Customer Support	4,796	April, 2006
Tokyo, Japan	Sales/Customer Support	3,217	February, 2004
Hanoi, Vietnam	Sales/Customer Support	2,336	June, 2004
Ho Chi Minh City, Vietnam	Sales/Customer Support	2,594	September, 2004
Bangkok, Thailand	Sales/Customer Support	1,259	August, 2005
Mexico City, Mexico	Sales/Customer Support	130	November, 2003

        In 2001, we purchased the rights to use approximately 49 acres of land located in the Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone for a period of 50 years. As of December 31, 2002, we have completed the foundation and ground work and have commenced construction of the building. Construction of the new manufacturing facility is expected to be completed in late 2003. In addition, as we expand into markets outside of China, our facility needs may increase according to business needs.

ITEM 3—LEGAL PROCEEDINGS

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against our company, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002 a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. The claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. We believe that we have meritorious defenses to this lawsuit and will defend this lawsuit vigorously. Motions to dismiss have been filed on behalf of our company and the other defendants in the coordinated proceeding. Those motions are currently pending with the Court.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

EXECUTIVE OFFICERS OF UTSTARCOM

        Our executive officers and directors, and their ages as of December 31, 2002, are as follows:

Name	Age	Position
Masayoshi Son	45	Chairman of the Board of Directors
Hong Liang Lu	48	President, Chief Executive Officer and Director
Ying Wu	43	Vice Chairman of the Board of Directors, Executive Vice President and Chief Executive Officer, China Operations
Michael Sophie	45	Vice President of Finance, Chief Financial Officer and Assistant Secretary
Bill Huang	40	Senior Vice President, Chief Technology Officer
Shao-Ning J. Chou	40	Senior Vice President and Chief Operating Officer, China Operations
Gerald Soloway	54	Senior Vice President, Engineering
Howard Kwock	53	Vice President, Engineering
David A. Robison	37	Vice President, International Sales
Betsy S. Atkins	47	Director
Larry D. Horner	68	Director
Thomas J. Toy	47	Director

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

        BILL HUANG has been our Chief Technology Officer since September 1999. He was appointed Senior Vice President in September 2001. From December 1996 to September 1999, he was our Vice President of Strategic Product Planning. From June 1995 to December 1996, Mr. Huang served as our Vice President, China Operations. From 1994 to June 1995, Mr. Huang was our Director, Engineering. From 1992 to 1994, he was a Member of the Technical Staff and Project Leader at AT&T Systems. Mr. Huang serves on the board of Shenzhen Gin De (Group) Ltd., Goldfield Industries a real estate investment company in China. Mr. Huang holds a B.S. in Electrical Engineering from Huazhong University of Science & Technology, and an M.S. in Electrical Engineering and Computer Sciences from the University of Illinois.

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

        DAVID A. ROBISON has been our Vice President of International Sales since April 2002. From September 1999 to April 2002, Mr. Robison was Senior Vice President of International Sales and Business Development at Zhone Technologies. From September 1994 to September 1999, Mr. Robison held executive sales positions at Ascend Communications prior to and shortly after its merger with Lucent Technologies where he served as Senior Vice President—Network Service Providers, Vice

President—Network Service Providers, and Director—Internet Service Providers. Mr. Robison studied both electrical engineering and business administration at Purdue University.

        BETSY S. ATKINS has served as a director since March 2002. Ms. Atkins has served as Chief Executive Officer of the Operating Group of Accordiant Ventures since 1994. Ms. Atkins is also currently a director of Polycom Inc., and Lucent Technologies, Inc., where she sits on the audit and compensation committees. Ms. Atkins was a founder of Ascend Communications Corp. in 1989 and formerly served as a director. Ms. Aitkins served as a member of the Board of Directors for Olympic Steel from 1988 to 2000, Selectica, Inc. from 1996 to 1999, and Secure Computing, Inc. from 1997 to 1999. Ms. Atkins is a presidential appointee to the Pension Benefit Guarantee Trust Corporation. Ms. Atkins holds a B.A. from the University of Massachusetts.

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

        THOMAS J. TOY has served as a director since February 1995. Since March 1999, Mr. Toy has served as Managing Director of Pacrim Venture Partners, a professional venture capital firm specializing in investments in the information technology sector. Prior to that he was a partner at Technology Funding, a professional venture capital firm, from January 1987 to March 1999. While at Technology Funding, Mr. Toy was Managing Director of Corporate Finance and headed the firm's investment committee. Mr. Toy also serves as a director of White Electronic Designs Corporation and several private companies. Mr. Toy holds B.A. and M.M. degrees from Northwestern University.

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Fiscal 2001	High	Low
First Quarter	$28.00	$13.56
Second Quarter	27.28	12.50
Third Quarter	25.61	12.98
Fourth Quarter	31.43	15.51
Fiscal 2002
First Quarter	$33.95	$20.25
Second Quarter	27.03	18.58
Third Quarter	20.82	12.57
Fourth Quarter	21.10	15.66

        Our common stock has been traded on The Nasdaq Stock Market under the symbol UTSI since our initial public offering on March 3, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on The Nasdaq National Market for the periods indicated. As of December 31, 2002 we had approximately 141 stockholders of record.

        To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock.

Equity Compensation Plan Information

        The following table sets forth information, as of December 31, 2002, about equity awards under the Company's equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	14,903,746	(2)	$15.06	6,294,128	(3)
Equity compensation plans not approved by security holders	51,169		$2.85	115,943	(4)

Total	14,954,915		$15.02	6,410,071

(1)
Includes the 1997 Stock Plan which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 4% of the outstanding Shares on such date, (ii) 6,000,000 shares or (iii) a lesser amount determined by the Board, and the 2000 Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to the lesser of (i) 2% of the outstanding shares on such date, (ii) 2,000,000 shares or (iii) a lesser amount determined by the Board.

(2)
Includes shares of common stock to be issued upon exercise of options granted under our 1995 Stock Plan, 1997 Stock Plan and 2001 Director Option Plan.

(3)
Number of securities available for future issuance includes 3,533,857 shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan, 1,955,271 under our 1997 Stock Plan and 805,000 under our 2001 Director Option Plan. See Note 15 of our "Notes to Consolidated Financial Statements" for a description of our equity compensation plans.

(4)
Includes 76,067 shares of common stock available for issuance under our Advanced Communication Devices Corporation Incentive Program and 39,876 shares of common stock available for issuance under our Issanni Communications, Inc. Incentive Program.

RECENT SALES OF UNREGISTERED SECURITIES

        On October 16, 2002, UTStarcom issued warrants to purchase an aggregate of 857,144 shares of common stock to thirty-nine residents of China who are employees and consultants of our wholly-owned subsidiary, UTStarcom Communication Co., Ltd. The warrants were exercisable for an aggregate of 857,144 shares of our common stock at an exercise price of $0.01 per share and were issued in partial consideration for their agreement to become employees or consultants of UTStarcom Communication Co., Ltd. On October 17, 2002, UTStarcom issued 857,144 shares of common stock pursuant to the exercise of all of such warrants a portion of which is subject to a right of repurchase by UTStarcom that lapses over time or upon the achievement of certain milestones.

        The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation S promulgated thereunder, as transactions not involving the issuance of securities to U.S. persons and not involving any public offering. Each purchaser represented that he or she is not a U.S. persons as defined in Regulation S and that his or her intention was to acquire the securities for investment only and not with a view to the distribution thereof.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

        You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$105,167	$187,516	$368,646	$626,840	$981,806
Gross profit	41,025	74,813	128,181	224,548	345,472
Operating income	3,013	16,719	33,780	76,728	145,962
Income from continuing operations	593	13,119	27,993	56,954	107,862
Net income (loss) available to common stockholders	(300)	(18,514)	27,013	56,954	107,862
Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$(1.94)	$0.35	$0.56	$0.98
Income (loss) from discontinued operations	(0.12)	(0.19)	—	—	—
Cumulative effect on prior years of the application of SAB 101, "Revenue Recognition in Financial Statements"	—	—	(0.01)	—	—

Net income (loss)	$(0.04)	$(2.13)	$0.34	$0.56	$0.98

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.01	$(1.94)	$0.28	$0.52	0.94
Income (loss) from discontinued operations	(0.01)	(0.19)	—	—	—
Cumulative effect on prior years of the application of SAB 101, "Revenue Recognition in Financial Statements"	—	—	(0.01)	—	—

Net income (loss)	$—	$(2.13)	$0.27	$0.52	$0.94

Proforma amounts assuming application of SAB101, "Revenue Recognition in Financial Statements" is applied retroactively:
Net income (loss) available to common stockholders	$(300)	$(19,494)	$27,993	$56,954	$107,862

Earnings (loss) per share:
Basic	$(0.04)	$(2.25)	$0.35	$0.56	$0.98

Diluted	$—	$(2.25)	$0.27	$0.52	$0.94

Weighted average shares used in per share calculations:
Basic	7,582	8,678	79,696	101,433	109,566

Diluted	77,050	8,678	101,867	108,612	114,407

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Cash and cash equivalents	$17,626	$87,364	$149,112	$321,136	$231,944
Working capital	57,416	128,973	369,861	591,103	568,215
Total assets	142,121	271,788	591,837	1,005,880	1,305,552
Total short-term debt	38,426	43,338	43,381	58,434	—
Long-term debt	—	—	12,048	12,048	—
Total stockholders' equity	72,336	165,720	412,319	681,887	766,395

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, the manner in which customers in Chinese provinces negotiate for the purchase of our products; our expectation regarding continued growth in our business and operations; our expectation that our PAS and iPAS network access systems will continue to be allowed in China's county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation concerning the anticipated cost and completion date of our new Hangzhou manufacturing facility; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments; and our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months. Additional forward-looking statements may be identified by the words, "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

        Incorporated in 1991, UTStarcom designs, manufactures, and markets leading Broadband, Narrowband, wireless, Softswitch, and 3G products that support both fixed-line and mobility at the local loop while offering a clean migration path to next-generation IP-based networks. Our operations are conducted primarily by our foreign subsidiaries that manufacture, distribute and support our products, principally in China. Our systems and products allow service providers to offer cost-efficient and expandable voice, data and Internet access services. Because our systems are based on widely adopted international communications standards, service providers can easily integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol and wireless network rollouts.

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

        We have derived most of our revenues from sales of telecommunications equipment to service providers in China. However, we continue to expand our sales to service providers in other growing communications markets outside of China, including Japan, Taiwan, Vietnam, India and Latin America. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period to period. The evaluation period for our products by potential customers may span a year or more and our business generally depends on a relatively small number of large deployments. We sell our products in China through a direct sales force.

        Approximately 83.8%, 90.3% and 98.8% of our net sales for the years ended December 31, 2002, 2001 and 2000, respectively, were in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

        We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer. Giving effect to this treatment, for the year ended December 31, 2002, sales to Zhejiang province and BB Technologies Corporation accounted for 18% and 13% of net sales, respectively. For the year ended December 31, 2001, Zhejiang province accounted for 24% of net sales. For the year ended December 31, 2000, sales to Hangzhou PTT accounted for 12% of net sales. At December 31, 2002, we have approximately thirty-three customers in Zhejiang province.

        Whether this represents the beginning of a greater trend throughout China towards increased consolidation of negotiations and purchasing decisions into the control of provincial-level telecommunications service entities is unclear. To our knowledge, no telecommunications service entities in the other Chinese provinces in which we operate have centralized this process at this time. However, the nature of negotiations in China is still evolving. If a trend toward consolidation of purchasing decisions into the control of provincial-level telecommunications service entities in China does emerge, it could possibly take a variety of forms. For example, some provincial-level telecommunications service entities could simply coordinate purchase decisions to be made by local telecommunications service providers, with local service providers retaining ultimate control over purchasing decisions. In other cases, however, provincial-level entities could wield greater control over the decision of whether or not to purchase our products. In any event, such a trend could streamline the negotiation process within Chinese provinces, but it could also place downward pressure on the prices we can charge for our products. We will continue to monitor business practices in China closely, and to the extent that any of these changes affect the manner in which our customers make their decisions about whether or not to purchase our products, we will re-evaluate what entities may best be described as our customers.

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

        Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred as evidenced by customer acceptance, the fee is fixed or determinable and collectibility is reasonably assured. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. The majority of our revenue is recognized upon receipt of final acceptance certificates. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenue is then recognized as each element is earned, provided that the undelivered elements are not essential to the functionality of the delivered elements. Revenues from engineering services contracts and from sales of telecommunications equipment involving significant production, modification or customization of the product or where services being provided are deemed to be essential to the functionality of the product are recognized using the percentage of completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF No. 00-21"). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. We have not yet determined the impact of adopting EITF No. 00-21 on our consolidated results of operations or financial position.

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

        Our gross profit has been affected by product mix, average selling prices and material costs. Our gross profit, as a percentage of net sales, varies among our product families. The gross profit, as a percentage of net sales, on our handsets is lower compared to our other products. We believe that our handset sales in 2003 could represent up to approximately 35% to 45% of our net sales. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales.

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

        Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China and outside of China, our acquisition of a minority interest in Wacos, Inc. and our acquisitions of Stable Gain International Ltd., Issanni and ACD.

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

        Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries UTStarcom China and UTStarcom Telecom Co., Ltd. ("HUTS"), which together accounted for approximately 83.8% of our revenues in 2002, expired at the end of 2002 and 2001, respectively. Unless the tax holidays are extended for the entities, for 2003, the tax rates for these two subsidiaries will increase from 7.5% to 15%, and from 10% to 15%, respectively, which could negatively impact our financial condition and results of operations by increasing our tax rate. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two year income tax exemption and a 50% income tax reduction in the following three years. The Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. We cannot be certain whether the government will implement such a unified tax structure, or, if implemented, whether it will adversely affect our financial results.

        Minority interest in (earnings) loss of consolidated subsidiaries represented the share of earnings in HUTS, our Zhejiang manufacturing joint venture, attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our financial condition and results of operations are based on certain critical accounting policies and estimates, which include judgments, estimates, and assumptions on the part of management. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates. The following summary of critical accounting policies and estimates highlights those areas of significant judgment in the application of our accounting policies that affect our financial condition and results of operations.

        Our business is concentrated in China. Therefore, a material adverse change in economic, political and social conditions in China could have an adverse effect on our accounting estimates and result in additional charges to income.

Revenue Recognition, Allowances for Doubtful Accounts and Product Warranty

        We recognize revenue from sales of telecommunications equipment when persuasive evidence of an arrangement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is reasonably assured. For transactions where we have yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied. A sales reserve is established based on historical trends in sales returns. If actual future sales returns do not reflect the historical data, our revenue could be affected. Historically, the level of sales returns and our collection history have been within our expectations.

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

        We provide a warranty on our equipment and handset sales for a period generally ranging from twelve to eighteen months. We provide for the expected cost of product warranties at the time that we recognize revenue, based on our assessment of past warranty experience. We continually monitor the level of our warranty expenses. If, however, there were a material adverse change in our product failure rates, an additional warranty provision would be required. Historically, our warranty experience has been within our expectations.

Inventories

        Our inventories are stated at the lower of cost or net realizable value, net of write-downs for excess, slow moving and obsolete inventory. Inventory write-downs are based on our assumptions about future market conditions and customer demand. We continually monitor our inventory valuation. Historically, the level of inventory write-downs, our inventory turnover, and obsolescence experience have been within our expectations.

Research and Development and Software Development Costs

        Our research and development costs are charged to expense as incurred. We capitalize costs incurred in the development of software that will ultimately be sold when technological feasibility has been attained and/or the development of the related product has been completed. Management judgment is required in assessing expected future revenues and changes in product technologies, and the ultimate recoverability of our capitalized software development costs.

Deferred Income Taxes

        We recognize deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on our assessment of projected taxable income. Numerous factors could affect our results of operations in the future. If there were a significant decline in our future operating results, our assessment of the recoverability of our deferred tax assets would need to be revised, and any such adjustment to our deferred tax assets would be charged to income in that period.

Goodwill and Intangibles

        We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. We completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge. We completed our annual goodwill impairment review for 2002 in the fourth quarter of 2002, and no charge was required. We plan to carry out our annual goodwill impairment review for future years in the fourth quarter of each year.

Long-Term Investments

        We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development and in publicly listed technology companies traded on Nasdaq and NYSE. While quoted market prices are readily available to determine the fair value of our investments in these publicly traded companies, management judgment is required in evaluating the carrying value of our private company investments for possible impairment. For our private technology company investments, we assess impairment based on an evaluation of the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made.

RELATED PARTY TRANSACTIONS

        We recognized revenue of $123.0 million, $13.9 million, and $0.0 during the years ended December 31, 2002, 2001 and 2000, respectively, with respect to sales of telecommunications equipment to BB Technologies Corporation ("BBTC"), an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of ours. BBTC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name YAHOO. We provide ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at December 31, 2002 is $0.8 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002. Included in accounts receivable in respect of this agreement at December 31, 2001 was $13.5 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2001.

        We have invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of UTStarcom. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We recorded losses on this investment of $2.8 million, $1.7 million and $0.0 million in 2002, 2001 and 2000, respectively. The balance remaining in this investment at December 31, 2002 was $5.5 million.

        During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of UTStarcom. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company's employees are employed by the fund. The balance in this investment is $2.0 million at December 31, 2002.

        On August 29, 2002, we completed the repurchase of six million shares of our common stock for $72.9 million from our largest shareholder, SOFTBANK Corp. As part of this transaction, SOFTBANK signed a voluntary "lock up""agreement stipulating that it will not sell any of our common stock within the next six months. This lock up agreement will end on March 1, 2003, which coincides with the start of our "blackout period," in which insiders are not permitted to buy or sell shares. The blackout period begins March 1, 2003 and ends commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results in April 2003. We may make additional repurchases of our common stock from SOFTBANK Corp. in order to continue to mitigate SOFTBANK Corp.'s ownership influence.

RESULTS OF OPERATIONS

        The following table sets forth the percentage of net sales represented by certain items reflected in our consolidated statements of operations:

	Years Ended December 31,
	2000	2001	2002
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.2	64.2	64.8

Gross profit	34.8	35.8	35.2

Operating expenses:
Selling, general and administrative	13.1	12.1	11.2
Research and development	11.2	9.5	8.8
Amortization of intangible assets	1.3	1.2	0.2
In-process research and development	—	0.8	0.1

Total operating expenses	25.6	23.6	20.3

Operating income	9.2	12.2	14.9
Interest and other income (expenses)	2.9	0.7	(0.6)
Equity in net income (loss) of affiliated companies	(0.1)	(0.4)	(0.4)

Income before income taxes and minority interest	12.0	12.5	13.9
Income tax expense	(3.8)	(3.2)	(2.8)
Minority interest in (earnings) of consolidated subsidiaries	(0.6)	(0.2)	(0.1)

Income before cumulative effect of accounting change	7.6	9.1	11.0
Cumulative effect on prior years of the application of SAB 101, "Revenue Recognition in Financial Statements"	(0.3)	—	—

Net income	7.3%	9.1%	11.0%

Comparison of years ended December 31, 2002 and December 31, 2001

NET SALES. Our net sales increased 56.6% to $981.8 million in 2002 from $626.8 million in 2001. Sales of telecommunications equipment, which includes our PAS, IP-based PAS products and wireline products, were $605.0 million in 2002, an increase of $166.1 million, or 38%, as compared to 2001. Sales of subscriber handsets were $376.8 million in 2002, an increase of $188.9 million, or 101%, as compared to 2001. Our handset sales increased as a result of higher than anticipated subscriber growth and the increased popularity of our PAS system. China sales remained strong, increasing by 45% in 2002 as compared to 2001. China sales accounted for 84% and 90% of our net sales for 2002 and 2001, respectively. International sales of telecommunications equipment increased to $159.2 million in 2002 as compared to $60.0 million in 2001, primarily driven by sales of equipment to BBTC in Japan to support its ADSL rollout. During the third quarter of 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer. At December 31, 2002, we had approximately 33 such customers in Zhejiang province. In 2002, sales to Zhejiang province accounted for 17.8% and sales to BBTC accounted for 12.5% of our net sales. In 2001, sales to Zhejiang province accounted for 23.7% of our net sales.

GROSS PROFIT. Gross profit increased 53.9% to $345.5 million in 2002 from $224.5 million in 2001. Gross profit, as a percentage of net sales, was 35.2% in 2002 compared to 35.8% in 2001. The decrease in gross profit, as a percentage of net sales, was primarily due to increased sales of lower margin handsets, which comprised 38.4% of net sales in 2002 compared to 30.0% in 2001. Increasing margins on our handset sales, which averaged 27.0% in 2002, as compared to 15.5% in 2001, partially offset this. We believe that our handset sales in 2003 could represent up to approximately 35% to 45% of our net sales. In addition, we believe that there will be continued competitive market pricing pressures on our other products in line with current trends in the industry. However, we believe that cost efficiencies arising from manufacturing efficiencies and the redesign of our PAS products will partially offset the impact of these factors on our gross profit as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 45.5% to $110.3 million in 2002 from $75.8 million in 2001. The increase in selling, general and administrative expenses was primarily due to an increase of 450 sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling, general and administrative expenses as a percentage of net sales decreased to 11.2% in 2002 from 12.1% in 2001. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increase in net sales. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we further invest in infrastructure and incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 44.1% to $86.2 million in 2002 from $59.8 million in 2001. The increase in research and development expenses was primarily due to the hiring of an additional 303 technical personnel, and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased to 8.8% in 2002 from 9.5% in 2001. This reduction was attributable to the decrease in non-cash compensation expense and an increase in sales in 2002. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets decreased to $2.4 million in 2002 from $7.5 million in 2001. The decrease in amortization of intangible assets was primarily due to the elimination of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002 of $7.0 million, offset by an increase in amortization of intangibles of $2.0 million. Had SFAS No. 142 been in effect during the year ended December 31, 2001, amortization expense would have been $0.2 million.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In-process research and development costs of $0.7 million in 2002 resulted from our acquisition of Issanni on April 19, 2002. In-process research and development costs of $4.7 million in 2001 resulted from our acquisition of ACD in November 2001. These charges were based upon independent appraisals.

INTEREST INCOME (EXPENSE), NET. Interest income was $5.5 million in 2002 compared to interest income of $8.6 million in 2001. Interest expense was $1.3 million in 2002 compared to $3.9 million in 2001. The decrease in interest income was primarily due to a reduction in cash and cash equivalents and short-term investments of $58.3 million and a reduction in interest rates on deposits. The decrease of $2.7 million in interest expense was related to debt balances which were paid off in September 2002. At December 31, 2002, we did not have any debt.

OTHER INCOME (EXPENSE), NET. Net other expense was $9.9 million in 2002, compared to net other expense of $0.3 million in 2001. Net other expense in 2002 was primarily comprised of impairment write-downs of $4.4 million relating to our investment portfolio and foreign exchange losses of $5.4 million.

EQUITY IN NET INCOME (LOSS) OF AFFILIATED COMPANIES. Consolidated equity in net loss of affiliated companies was $4.1 million in 2002 and $3.0 million in 2001. This included equity losses of $2.9 million and $1.7 million in 2002 and 2001, respectively, related to our interest in investment funds. In May 2002, we acquired the remaining 49% ownership interest in GUTS, which is now a wholly-owned subsidiary. Its results of operations are included in our consolidated financial statements beginning June 1, 2002. Prior to May 2002, GUTS was accounted for using the equity method of accounting. On July 5, 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunication products. We have a 49% ownership interest in this joint venture company. The investment in and results of operations of the joint venture company were accounted for using the equity method of accounting, commencing October 2002, and were not material for the year ended December 31, 2002.

INCOME TAX EXPENSE. Income tax expense was $27.3 million in 2002 and $19.8 million in 2001. The increase in income tax expense was due to our increased income. Our effective tax rate was 20% in 2002 compared to 25% in 2001. The reduction in our effective tax rate can be attributed to the increased portion of our net income derived from our operations in Chinese jurisdictions, which have granted us temporary tax holidays. The future rate may vary due to a variety of factors, including but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, expiration of tax holidays, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges.

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. Minority interest in earnings of consolidated subsidiaries was $1.2 million in 2002 and $1.3 million in 2001. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary of UTStarcom. The expected decrease was offset by an increase in HUTS net income for the four months ended April 30, 2002 as compared to the corresponding period in 2001.

Comparison of years ended December 31, 2001 and December 31, 2000

NET SALES. Our net sales increased 70.0% to $626.8 million in 2001 from $368.6 million in 2000. This increase was primarily due to an increase in sales volume of our PAS and IP-based PAS systems. Sales of telecommunications equipment for the year ended December 31, 2001 were $438.9 million, an increase of $176.9 million, or 67.5%, as compared to the corresponding period in 2000. Sales of subscriber handsets for the year ended December 31, 2001 were $187.9 million, an increase of $81.3 million, or 76.3%, as compared to the corresponding period in 2000. Sales of telecommunications equipment and subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, as China continues to modernize such infrastructure. During 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer for comparison purposes. At December 31, 2001, we had approximately eight such customers in Zhejiang province. In 2001, Zhejiang province accounted for 23.7% of our net sales. In 2000, sales to Hangzhou PTT accounted for 12.1% of our net sales.

GROSS PROFIT. Gross profit increased 75.2% to $224.5 million in 2001 from $128.2 million in 2000. Gross profit, as a percentage of net sales, increased to 35.8% in 2001 from 34.8% in 2000. The increase in gross profit, as a percentage of net sales, was primarily due to increased margins on our handsets, which comprised 30.0% of net sales in 2001 compared to 28.9% in 2000. Margins on our handset sales averaged 15.5% in 2001, as compared to 5.3% in 2000.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased 57.7% to $75.8 million in 2001 from $48.1 million in 2000. The increase in selling, general and administrative expenses was primarily due to an increase of 388 in sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. This increase was partly offset by a decrease in non-cash stock compensation expense which decreased to $2.5 million in 2001 from $4.7 million in 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 12.1% in 2001 from 13.1% in 2000. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increases in net sales.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 44.3% to $59.8 million in 2001 from $41.5 million in 2000. The increase in research and development expenses was primarily due to the hiring of an additional 396 technical personnel, increased prototype expenses and licensing fees to support our research and development efforts, partly offset by a decrease in non-cash stock compensation expense which decreased to $2.7 million in 2001 from $6.8 million in 2000. As a percentage of net sales, research and development expenses decreased to 9.5% in 2001 from 11.2% in 2000. This reduction was attributable to the decrease in non-cash compensation expense and an increase in sales in 2001.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization of intangible assets increased to $7.5 million in 2001 from $4.9 million in 2000. The increase in amortization of intangible assets was primarily due to the amortization of additional goodwill associated with the acquisition of Stable Gain, a software development company, of $11.0 million in the first quarter of 2001.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In-process research and development costs resulted from our acquisition of ACD in November 2001. The aggregate purchase price of ACD was approximately $21.3 million which, based upon an independent appraisal of the assets acquired and liabilities assumed, was allocated to the specifically identifiable tangible and intangible assets acquired. In connection with the ACD acquisition, $4.7 million of in-process research and development costs were charged to operations in November 2001. There were no in-process research and development charges in 2000.

INTEREST INCOME (EXPENSE), NET. Interest income was $8.6 million in 2001 compared to interest income of $12.2 million in 2000. Interest expense was $3.9 million in 2001 compared to $3.3 million in 2000. Interest income decreased in 2001 due to lower interest rates, which were partially offset by higher average cash balances as a result of the completion of our follow-on public offering in July 2001. Interest expense increased due to higher borrowings in 2001 as compared to 2000.

OTHER INCOME (EXPENSE), NET. Net other expense was $0.3 million in 2001 and net other income was $1.9 million in 2000. The decrease in other income in 2001 was primarily due to impairment write-downs of $1.7 million relating to our investment portfolio.

EQUITY IN NET INCOME (LOSS) OF AFFILIATED COMPANIES. Consolidated equity in net loss of affiliated companies was $3.0 million in 2001 and $0.3 million in 2000. The change between the two periods was due to a $1.7 million loss related to our interest in investment funds and an increase in losses at our Guangdong manufacturing subsidiary, GUTS.

INCOME TAX EXPENSE. Income tax expense was $19.8 million in 2001 and $14.0 million in 2000. The increase in income tax expense was due to our increasing income. Our effective tax rate decreased from 32% in 2000 to 25% in 2001 primarily due to a favorable settlement with the Internal Revenue Service upon examination of our corporate income tax returns filed for the years 1997, 1998 and 1999.

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES. Minority interest in earnings of consolidated subsidiaries was $1.3 million in 2001 and $2.3 million in 2000. The change between the two periods was primarily due to the decreased profitability at our Zhejiang manufacturing subsidiary, HUTS.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2002, we had lines of credit totaling $314.3 million available for future borrowings. We did not have any borrowings at December 31, 2002. We have not guaranteed any debt not included in the consolidated balance sheet. At December 31, 2002, we had working capital of $568.2 million, including $231.9 million in cash and cash equivalents and $107.3 million of short-term investments.

        Net cash generated from operating activities in 2002 was $157.3 million as compared to $40.2 million in 2001, an increase of $117.1 million. This was primarily due to improved operating performance and accounts receivable collection efficiency. We will continue to focus our efforts on improving our operating performance through cost efficiencies arising from continued cost reduction and manufacturing efficiencies. Efficient accounts receivable collection resulted in an improvement in our Day Sales Outstanding (DSO), which was 66 days at December 31, 2002 as compared to 88 days at December 31, 2001. The DSO ratio shows the average time it takes us to turn our receivables into cash and the age in terms of days of our accounts receivable. This ratio is a measure of the effectiveness with which we convert our receivables to cash. DSO is calculated as follows: (net accounts receivable/sales) × number of days in period that is being analyzed. We are also continuing to focus our efforts on the efficient management of our inventory, which was $424.7 million at December 31, 2002. Our inventory turnover ratio for the fourth quarter of 2002 was 2.3 and was in line with the corresponding period in 2001. The inventory turnover ratio shows how often we turn our inventory in the course of the year. Inventory turnover is calculated as follows: (cost of goods sold /average inventory). Over half of our inventory is at customer locations against signed contracts. During 2002, some strategic uses of our cash included the retirement of $70.5 million in debt, a $72.9 million stock buy-back at $12.25 per share and capital expenditures of $38.6 million for our new manufacturing facility in Hangzhou. We believe this new facility will contribute to cost and manufacturing efficiencies and higher revenue and profits in the future.

        Net cash provided by operations in 2002 of $157.3 million was primarily due to net income of $107.9 million, adjusted for non cash charges including depreciation and amortization expense of $22.4 million, amortization of stock compensation expense of $3.1 million, non-qualified stock option exercise tax benefits of $6.5 million, investment impairment write downs of $4.4 million, inventory write-downs of $12.4 million and allowance for doubtful accounts of $7.2 million. In addition, cash increased due to the growth in accounts payable of $170.5 million, other accrued liabilities of $27.7 million, deferred revenue of $87.8 million and income taxes payable of $2.5 million. This was offset by an increase in inventories, accounts receivable and other current and non-current assets of $207.3 million, $34.2 million and $60.5 million, respectively. Net cash provided by operations in 2001 of $40.2 million was primarily due to net income of $57.0 million adjusted for depreciation and amortization expense of $18.5 million, amortization of deferred stock compensation expense of $5.2 million, non-qualified stock option exercise tax benefits of $15.3 million, inventory write-downs of $11.1 million, allowance for doubtful accounts of $6.2 million and an increase in accounts payable, income taxes payable and other current liabilities and deferred revenue of $39.1 million, $3.4 million and $86.2 million, respectively. This was partially offset by an increase in inventories, accounts receivable and other current and non-current assets of $121.2 million, $39.2 million and $52.6 million, respectively.

        Net cash used in investing activities in 2002 of $144.2 million was primarily due to purchases of property, plant and equipment of $75.3 million, of which $38.6 million related to our new manufacturing facility in Hangzhou, business acquisitions of $17.7 million, including $14.1 million relating to the purchase of the remaining interest in HUTS, investment in affiliates of $28.9 million which primarily comprised investments in public and private technology companies, offset by net sales of short-term investments of $22.4 million. Net cash used in investing activities in 2001 of $43.7 million was primarily due to purchases of property, plant and equipment of $30.2 million, investments in affiliates of $9.8 million, and net purchases of short-term investments of $2.1 million.

        Net cash used in financing activities in 2002 of $102.4 million was primarily due to the repurchase of our shares and related transaction costs of $72.9 million and net payments of $70.5 million on borrowings under our lines of credit. We paid off our short and long-term debt in September and, as of December 31, 2002, we had no debt. These uses of cash were partially offset by $40.9 million in proceeds from the sale of common stock in connection with the Softbank resale and the issuance of common stock through the exercise of stock options. Net cash provided by financing activities in 2001 of $175.5 million was primarily due to $160.6 million of proceeds from our follow-on public offering of common stock in August 2001 and exercise of stock options, and net proceeds from borrowings under our line of credit arrangements of $15.1 million.

        In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of December 31, 2002, we have completed the foundation and ground work and have commenced construction of the building. We expect that construction of the new facility will be completed in 2003 at a projected cost of approximately $95.6 million. Capital expenditures for the facility were $38.6 million in 2002.

        Our principal commitments at December 31, 2002 consist of obligations under operating leases and a commitment to invest up to an additional $4.0 million in one of our investments. We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2007. We did not have any borrowings under our lines of credit at December 31, 2002.

        We have not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or the availability of, or requirements for, capital resources.

        Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Sales outside China are generally denominated in US dollars. As of December 31, 2002, we were not engaged in any hedging activities and did not hold any derivative financial instruments. We cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at December 31, 2002 was approximately $7.1 million. As of December 31, 2002, we were not engaged in any hedging activities and did not hold any derivative financial instruments in respect of these Japanese Yen purchases.

        We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of December 31, 2002, we had cash, restricted cash and investments, of $349.0 million and lines of credit totaling $314.3 million available for future borrowings. $260.1 million of available lines of credit expire during 2003 and $54.2 million of available lines of credit expire between 2008 and 2010. However, in the event that our current cash balances, future cash flows from operations and current lines of credit are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        Our obligations under contractual obligations and commercial commitments are primarily with regards to leasing arrangements and standby letters of credit and are as follows:

	December 31, 2002
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Operating leases	$10,536	$5,857	$4,504	$175
Other Commercial Commitments
Standby letters of credit	$9,779	$9,779	$—	$—

INVESTMENT COMMITMENTS:

        In June 2002, we invested $1.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. SFAS No. 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption to have an impact on our consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We believe that the adoption of this standard will not have a material impact on our consolidated financial statements.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. We have not yet determined the impact of adopting EITF No. 00-21 on our results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs—Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure-only alternative of SFAS No. 123. We adopted the disclosure provisions of SFAS No. 148 in December 2002.

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

  •
  price reductions by our competitors;

  •
  competitive market pressures resulting in decreased gross margins or increased inventory levels;

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

        As of December 31, 2002, our backlog totaled approximately $605.4 million, compared to approximately $360.7 million as of December 31, 2001. We include in our backlog contracts and purchase orders for which we anticipate delivery to occur within 12 months and products delivered but for which final acceptance has not yet been received. Because contracts and purchase orders are generally subject to cancellation or delay by customers with limited or no penalty, our backlog is not necessarily indicative of future revenues or earnings. In addition, we have a number of large contracts under which realization of our backlog is dependent on the successful implementation of our products by our customers and in some cases, the successful development of regional infrastructures.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

        We may acquire complementary businesses, products and technologies. For example, in November 2001, we acquired Advanced Communication Devices Corporation, a system on chip semiconductor company. On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc., a RAS (remote access server) and local access technology company, providing broadband over ADSL. On October 16, 2002, we acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd., a provider of synchronous digital hierarchy ("SDH") transmission equipment. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions of other companies may result in dilutive issuances of equity securities, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of the acquired company.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY AND MAY BE SUBJECT TO CLAIMS THAT WE INFRINGE THE INTELLECTUAL PROPERTY OF OTHERS, EITHER OF WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

        We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for patents in the United States, three of which have been issued. We have also filed patent applications in other countries. Additional patents may not be issued from our pending patent applications and our issued patents may not be upheld. In addition, we have, from time to time, chosen to abandon previously filed applications. Moreover, we have not yet obtained, and may not be able to obtain, patents in China on our products or the technology that we use to manufacture our products. Our subsidiaries and joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. Furthermore, in connection with acquisitions, we from time to time obtain intellectual property rights, including patents. These intellectual property rights could be found to infringe on third parties' rights. If such a situation were to occur, we would endeavor to obtain licenses to allow us to continue to use such intellectual property. However, no assurances can be provided that any intellectual property we acquire will not infringe on the rights of third parties, nor that we will be able to successfully negotiate licenses to use such intellectual property on terms that are acceptable to us. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.

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

WE ARE EXPOSED TO FLUCTUATIONS IN THE VALUES OF OUR PORTFOLIO INVESTMENTS

        We maintain an investment portfolio of various holdings, types, and maturities. Part of this portfolio includes equity investments in publicly traded companies, the value of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, it may become necessary for us to take an impairment charge.

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

IF WE SEEK TO SECURE ADDITIONAL FINANCING WE MAY NOT BE ABLE TO DO SO. IF WE ARE ABLE TO SECURE ADDITIONAL FINANCING OUR STOCKHOLDERS MAY EXPERIENCE DILUTION OF THEIR OWNERSHIP INTEREST OR WE MAY BE SUBJECT TO LIMITATIONS ON OUR OPERATIONS.

        We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments and cash from operations, will be sufficient to meet our anticipated needs for working capital and capital expenditure during the next 12 months. If we are unable to generate sufficient cash flows from operations to meet our anticipated needs for working capital and capital expenditures, we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. If we raise additional funds through the issuance of equity securities, our stockholders may experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations.

WE HAVE BEEN NAMED AS A DEFENDANT IN SECURITIES LITIGATION

        We, and various underwriters for our initial public offering are defendants in a putative shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in federal court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. We believe we have meritorious defenses to the claims against us and intend to defend the litigation vigorously. However, as litigation is by its nature uncertain, an unfavorable resolution of the lawsuit could have a material adverse effect on our business, results of operations, or financial condition.

RISKS RELATING TO THE STRUCTURE AND REGULATION OF CHINA'S TELECOMMUNICATIONS INDUSTRY

CHINA'S TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

        China's telecommunications industry is heavily regulated by the Ministry of Information Industry. The Ministry of Information Industry has broad discretion and authority to regulate all aspects of the telecommunications and information technology industry in China, including managing spectrum bandwidths, setting network equipment specifications and standards and drafting laws and regulations related to the electronics and telecommunications industries. Additionally, the Ministry of Information Industry can unilaterally, or in concert with other relevant authorities, decide what types of equipment may be connected to the national telecommunications networks, the forms and types of services that may be offered to the public, the rates that are charged to subscribers for those services and the content of material available in China over the Internet. If the Ministry of Information Industry sets standards with which we are unable to comply or which render our products noncompetitive, our ability to sell products in China may be limited, resulting in substantial harm to our operations.

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

        China does not yet have a national telecommunications law. However, to provide a uniform regulatory framework for the telecommunication industry, the Chinese government is currently preparing a draft of such a law (the "Telecommunication Law"). If and when the Telecommunication Law is adopted by the National People's Congress or its standing committee, it is expected to provide a new regulatory framework for telecommunications regulation in China. We do not yet know the final nature or scope of the regulation that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

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

        Effective in May 2002, China Telecom was split into two entities by region, northern and southern. The 10 northern provinces, municipalities and autonomous regions of China Telecom were merged with

China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. to form a new company known as China Netcom ("China Netcom"). The remaining 21 provinces, municipalities and autonomous regions now constitute the southern entity, and have kept the name of China Telecom (the "New China Telecom"). China Netcom inherited 30% of the old China Telecom's national backbone network, with the rest going to the New China Telecom. As this change is very recent, we cannot be certain what impact the restructuring of China Telecom will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our telecommunications company customers associated with the restructuring. Additionally, China Telecom completed its initial public offering in November 2002, and is now a publicly listed on the New York Stock Exchange. Moreover, following any restructuring, China Netcom, the New China Telecom or any other entity that may replace it as a result of any subsequent restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

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

WE ARE REQUIRED TO REGISTER THE SOFTWARE INCORPORATED IN OUR PRODUCTS IN ACCORDANCE WITH RELEVANT CHINESE REGULATIONS

        In October 2000, the Ministry of Information Industry issued regulations which prohibit the production and sale of software products, or products incorporating software, in China unless the software is registered with the government. We have accomplished the necessary registration with regards to the software incorporated in our AN-2000, PAS and mSwitch products. However, additional registration is required for software incorporated in additional products that we are selling or may sell in China. Based upon verbal advice received from the Ministry of Information Industry, we believe that we will be able to sell products incorporating our software while any of our applications for registration may be pending. However, the Chinese government may interpret or apply the regulations in such a way as to prohibit sales of products incorporating our unregistered software prior to registration. If the government prohibits sales pending registration, or if we fail in our efforts to register any software required to be registered, we could be prohibited from making further sales of products incorporating our unregistered software in China, which could substantially harm our business and financial condition.

MOST OF OUR CUSTOMERS IN CHINA HAVE HISTORICALLY BEEN PART OF THE CHINA TELECOM SYSTEM AND UNDER CHINA TELECOM'S ULTIMATE CONTROL; FOLLOWING THE RECENT RESTRUCTURING OF CHINA TELECOM, MOST OF OUR CUSTOMERS IN CHINA ARE NOW PART OF THE NEW CHINA TELECOM OR CHINA NETCOM, AND ARE SUBJECT TO THEIR ULTIMATE CONTROL

        Our main customers in China are the local Telecommunications Companies (formerly known as Telecommunications Bureaus) which historically operated under China Telecom, China's state-owned fixed line operator, and were subject to its ultimate control. Following the recent restructuring of China Telecom, the Telecommunications Companies now operate under the ultimate control of either the New China Telecom or China Netcom. China Telecom completed its initial public offering in November 2002, and is listed on the New York Stock Exchange. Policy statements may be issued and decisions may be made by the New China Telecom and China Netcom, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999, China Telecom prohibited all Telecommunications Companies from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by the Ministry of Information Industry. As most of our sales are generated from our operations in China, any decisions by the New China Telecom or China Netcom restricting or prohibiting the sales or deployment of our products could cause significant harm to our business.

OUR CUSTOMER BASE IN CHINA COULD EFFECTIVELY BECOME INCREASINGLY CONCENTRATED IF MORE PURCHASING DECISIONS ARE COORDINATED OR MADE BY PROVINCIAL OR GREATER REGIONAL TELECOMMUNICATIONS SERVICE ENTITIES RATHER THAN BY LOCAL TELECOMMUNICATIONS SERVICE PROVIDERS

        We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer for 2002 and the comparative periods presented. In 2002 and 2001, Zhejiang province accounted for more than 10% of our net sales. At December 31, 2002, we have approximately thirty-three customers in Zhejiang province.

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

        Approximately $822.3 million, or 83.8%, of our net sales in fiscal 2002, $565.9 million, or 90.3%, of our net sales in fiscal 2001, and $364.0 million, or 98.8%, of our net sales in fiscal 2000 occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 87.8% as of December 31, 2002, 75.3% as of December 31, 2001 and 75.0% as of December 31, 2000 were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

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

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER

        Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries, UTStarcom China and HUTS, which together accounted for approximately 83.8% of our revenues in 2002, expired at the end of 2002 and 2001, respectively. Unless the tax holidays are extended for the entities, for 2003 the tax rates will increase from 7.5% to 15% and from 10% to 15%, respectively, which could negatively impact our financial condition and results of operations. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two year income tax exemption, and a 50% income tax reduction in the following three years. The Chinese government is considering the imposition of "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign-funded enterprises, such as UTStarcom, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, UTStarcom will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

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

NEW MANUFACTURING FACILITY

        We have purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of December 31, 2002, we have completed the foundation and ground work and have commenced construction of the building. Capital expenditures were $38.6 million in 2002. We expect that construction of the new facility will be completed in 2003 at a projected cost of approximately $95.6 million. If we are unable to complete the construction on a timely basis our business may be harmed.

RISKS RELATING TO OUR STOCK PERFORMANCE

OUR STOCK PRICE IS HIGHLY VOLATILE

        The trading price of our common stock has fluctuated significantly since our initial public offering in March 2000. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

  •
  actual or anticipated fluctuations in operating results, actual or anticipated gross profit as a percentage of net sales, levels of inventory, our actual or anticipated rate of growth and our actual or anticipated earnings per share;

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

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., beneficially own 21.2% of our outstanding stock. As a result, SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have the ability to exercise significant influence over all matters submitted to our stockholders for approval and exert significant influence over our management and affairs. This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. Matters that could require stockholder approval include:

  •
  election and removal of directors;

  •
  merger or consolidation of our company; and

  •
  sale of all or substantially all of our assets.

        The interests of SOFTBANK America Inc. may not always coincide with our interests. SOFTBANK America Inc., acting through its designees on the Board of Directors and through its ownership of voting securities, will have the ability to exercise significant influence over our actions irrespective of the desires of our other stockholders or directors. On August 29, 2002, we completed the repurchase of six million shares of our common stock for $72.9 million from SOFTBANK CORP., reducing their beneficial ownership to 21.2%. We may make additional stock repurchases in the future in order to continue to mitigate this ownership influence.

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

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes, changes in foreign currency exchange rates and changes in the stock market.

        Interest Rate Risk.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax exempt instruments. In accordance with our investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2002:

(In thousands, except interest rates)
Cash and cash equivalents	$231,944
Average interest rate	1.3%
Restricted cash	$9,779
Average interest rate	1.3%
Short-term investments	$107,305
Average interest rate	1.5%
Long-term investments	$1,092
Average interest rate	1.8%
Total investment securities	$350,120
Average interest rate	1.4%

        Equity Investment Risk.    Our investment portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, our earnings may be adversely affected. We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize.

        Foreign Exchange Rate Risk.    We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at December 31, 2002 was approximately $7.1 million.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

Page
Financial Statements:
Report of Independent Accountants	70
Consolidated Balance Sheets at December 31, 2002 and 2001	71
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	72
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000	73
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	74
Notes to Consolidated Financial Statements	75
Financial Statement Schedules:
For each of the three years in the period ended December 31, 2002
Report of Independent Accountants	114
I—Condensed Financial Information of Registrant	115
II—Valuation and Qualifying Accounts	119

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders of UTStarcom, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries (the Company) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 3 to the Consolidated Financial Statements, in 2000 the Company changed its method of accounting for revenue recognition.

/s/ PRICEWATERHOUSECOOPERS LLP

San Francisco, California
January 23, 2003

UTSTARCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$231,944	$321,136
Short-term investments	107,305	86,176
Accounts receivable, net of allowances for doubtful accounts of $26,250 and $19,053 at December 31, 2002 and 2001, respectively	222,050	194,716
Inventories	424,666	229,050
Other current assets	121,407	65,397

Total current assets	1,107,372	896,475
Property, plant and equipment, net	98,511	43,942
Long-term investments	35,360	17,818
Goodwill, net	44,806	34,813
Intangible assets, net	5,014	4,179
Other long-term assets	14,489	8,653

Total assets	$1,305,552	$1,005,880

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256,980	$83,649
Debt	—	58,434
Deferred revenue	164,247	76,424
Income taxes payable	13,003	10,536
Other current liabilities	104,927	76,329

Total current liabilities	539,157	305,372
Long-term debt	—	12,048

Total liabilities	539,157	317,420

Minority interest in consolidated subsidiaries	—	6,573
Commitments and Contingencies
Stockholders' equity:
Preferred stock: $.00125 par value; authorized: 5,000,000 shares; issued and outstanding: none at December 31, 2002 and 2001	—	—
Common stock: $.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 106,787,908 at December 31, 2002 and 109,302,816 at December 31, 2001	135	138
Additional paid-in capital	658,546	638,697
Deferred stock compensation	(11,766)	(6,045)
Retained earnings	120,520	49,146
Notes receivable from stockholders	(282)	(381)
Accumulated other comprehensive income (loss)	(758)	332

Total stockholders' equity	766,395	681,887

Total liabilities, minority interest, and stockholders' equity	$1,305,552	$1,005,880

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Net sales
Unrelated parties	$858,768	$612,907	$368,646
Related parties	123,038	13,933	—

Total net sales	981,806	626,840	368,646
Cost of sales (includes stock compensation expense of $20, $41, and $90)	636,334	402,292	240,465

Gross profit	345,472	224,548	128,181

Operating expenses:
Selling, general and administrative expenses (includes stock compensation expense of $1,237, $2,499, and $4,676)	110,263	75,764	48,055
Research and development expenses (includes stock compensation expense of $1,843, $2,660, and $6,795)	86,182	59,809	41,452
Amortization of intangible assets	2,395	7,527	4,894
In-process research and development costs	670	4,720	—

Total operating expenses	199,510	147,820	94,401

Operating income	145,962	76,728	33,780
Interest income	5,522	8,572	12,195
Interest expense	(1,251)	(3,909)	(3,311)
Other income (expense), net	(9,908)	(330)	1,945
Equity in net loss of affiliated companies	(4,053)	(2,962)	(288)

Income before income taxes, minority interest and cumulative effect of a change of accounting principle	136,272	78,099	44,321
Income tax expense	27,254	19,823	14,021

Income before minority interest and cumulative effect of a change in accounting principle	109,018	58,276	30,300
Minority interest in earnings of consolidated subsidiaries	(1,156)	(1,322)	(2,307)

Income before cumulative effect of a change of accounting principle	107,862	56,954	27,993
Cumulative effect on prior years of the application of SAB 101, "Revenue Recognition in Financial Statements"	—	—	(980)

Net income	$107,862	$56,954	$27,013

Basic earnings (loss) per share:
Net income	$0.98	$0.56	$0.35
Cumulative effect on prior years of the application of SAB 101, "Revenue Recognition in Financial Statements"	—	—	(0.01)

Net income	$0.98	$0.56	$0.34

Diluted earnings (loss) per share:
Net income	$0.94	$0.52	$0.28
Cumulative effect on prior years of the application of SAB 101, "Revenue Recognition in Financial Statements"	—	—	(0.01)

Net income	$0.94	$0.52	$0.27

Weighted average shares used in per-share calculation:
—Basic	109,566	101,433	79,696

—Diluted	114,407	108,612	101,867

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Preferred Stock		Common Stock
					Additional Paid-in-Capital	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit)	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity	Comprehensive Income
	Issued	Amount	Shares	Amount
Balances, December 31, 1999	70,377,322	$88	8,929,837	$13	$218,692	$(17,792)	$(34,821)	$(555)	$95	$165,720
Common stock issued upon Initial Public Offering, net of expenses			11,500,000	14	189,391					189,405
Conversion of preferred stock to common stock upon Initial Public Offering	(70,377,322)	(88)	70,377,322	88						—
Exercise of common stock warrant			500,000	1	3,124					3,125
Common stock issued upon exercise of options			3,651,687	4	4,551					4,555
Common stock issued upon ESPP purchases			73,811		1,130					1,130
Distribution to stockholders					1,889					1,889
Deferred stock compensation related to grant of stock options					260	(260)				—
Amortization of deferred stock compensation						11,561				11,561
Tax Benefits for non-qualified stock option exercises					7,628					7,628
Repayment of notes receivable from stockholders								241		241
Net income							27,013			27,013	$27,013
Other comprehensive income:
Unrealized holding gain (loss)									52	52	52

Total comprehensive income											$27,065

Balances, December 31, 2000	—	—	95,032,657	120	426,665	(6,491)	(7,808)	(314)	147	412,319
Common stock issued upon exercise of options			5,363,601	8	18,756					18,764
Common stock issued upon ESPP purchases			118,223		1,866					1,866
Common stock issued related to acquisition of Stable Gain			439,810		10,700					10,700
Common stock issued upon secondary offering, net of expenses			7,400,000	9	139,911					139,920
Common stock issued for ACD acquisition, net of expenses			948,525	1	20,733					20,734
ACD deferred compensation					5,000	(5,000)				—
Amortization of deferred compensation related to ACD acquisition						1,250				1,250
Amortization of deferred stock compensation related to grants of stock options to employees					23	3,928				3,951
Cancellation of deferred compensation charges due to employee terminations					(268)	268				—
Tax benefits for non-qualified stock option exercises					15,311					15,311
Notes receivable from stockholders								(67)		(67)
Net income							56,954			56,954	$56,954
Other comprehensive income (loss):
Unrealized holding gain (loss)									211	211	211
Translation adjustment									(26)	(26)	(26)

Total comprehensive income											$57,139

Balances, December 31, 2001	—	—	109,302,816	138	638,697	(6,045)	49,146	(381)	332	681,887
Common stock issued upon exercise of options			1,717,899	3	9,162					9,165
Common stock issued upon Softbank offering, net of expenses			1,500,000	2	28,933					28,935
Common stock issued upon ESPP purchases			182,437	—	2,828					2,828
ACD acquisition-related stock issuances			84,756
Buyback of Softbank shares, net of fees			(6,000,000)	(8)	(36,433)		(36,488)			(72,929)
Cancellation of deferred compensation charges due to employee terminations					(1,282)	1,282				—
Amortization of deferred stock compensation					103	2,997				3,100
Acquisition-related deferred compensation					10,000	(10,000)
Tax benefits for non-qualified stock option exercises					6,538					6,538
Notes receivable from stockholders								99		99
Net income							107,862			107,862	$107,862
Other comprehensive income (loss):
Unrealized holding gain (loss)									(952)	(952)	(952)
Translation adjustment									(138)	(138)	(138)

Total comprehensive income											$106,772

Balances, December 31, 2002	—	$—	106,787,908	$135	$658,546	$(11,766)	$120,520	$(282)	$(758)	$766,395

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,862	$56,954	$27,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle	—	—	980
Gain on change in ownership interest in subsidiary		(277)	—
Depreciation and amortization	22,435	18,533	9,494
Non-qualified stock option exercise tax benefits	6,537	15,311	7,628
Write-off of in-process research and development costs	670	4,720	—
Net loss on sale of assets	1,098	802	807
Impairment of long-term investments	4,442	1,690	—
Stock compensation expense	3,100	5,200	11,561
Provision provided for doubtful accounts	7,197	6,218	6,045
Inventory write-downs	12,396	11,143	2,786
Equity in net (income) loss of affiliated companies	4,053	2,962	288
Minority interest in consolidated subsidiary	1,156	1,322	2,307
Changes in operating assets and liabilities:
Accounts receivable	(34,207)	(39,196)	(87,177)
Inventories	(207,321)	(121,198)	(63,479)
Other current and non-current assets	(60,506)	(52,619)	(4,850)
Accounts payable	170,452	39,085	14,143
Income taxes payable	2,470	3,366	(1,721)
Other current liabilities	27,683	41,407	5,659
Deferred revenue	87,823	44,746	22,351

Net cash provided by (used in) operating activities	157,340	40,169	(46,165)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(75,271)	(30,199)	(19,513)
Investment in affiliates	(28,933)	(9,779)	(8,226)
Purchase of minority interest	—	(705)	—
Acquisition of businesses, net of cash acquired	(17,706)	—	—
Proceeds from disposal of property, plant and equipment	175	214	164
Purchase of intangible assets	—	(1,078)	—
Purchases of short-term investments	(140,583)	(89,625)	(124,096)
Sales of short-term investments	118,168	87,516	40,290

Net cash used in investing activities	(144,150)	(43,656)	(111,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	40,928	160,550	198,213
Proceeds from borrowings	39,621	137,108	95,179
Payments for borrowings	(110,101)	(122,055)	(74,343)
Repurchase of common stock	(72,929)	—	—
Proceeds (payments) from stockholder notes	99	(67)	245

Net cash (used in) provided by financing activities	(102,382)	175,536	219,294
Effects of exchange rates on cash	—	(25)	—

Net (decrease) increase in cash and cash equivalents	(89,192)	172,024	61,748
Cash and cash equivalents at beginning of period	321,136	149,112	87,364

Cash and cash equivalents at end of period	$231,944	$321,136	$149,112

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        UTStarcom, Inc. ("the Company"), a Delaware corporation, designs, manufactures and markets wireline and wireless broadband access and switching equipment that enables migration to next generation IP-based networks. The Company's operations are conducted primarily by its foreign subsidiaries that manufacture, distribute and support the Company's products in international markets, principally China.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

        The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (over 50 percent) owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements.

Reclassifications:

        Certain reclassifications have been made in the prior years' financial statements to conform with the 2002 presentation. Such reclassifications had no impact on previously reported net income or stockholders' equity.

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

Cash and Cash Equivalents:

        Cash and cash equivalents consist of highly liquid monetary instruments with a maturity of three months or less at the date of purchase.

Short-term Investments:

        Short-term investments consist of investments with original maturities of less than twelve months. In accordance with the Company's investment policy, all short-term investments are invested in "investment grade" rated securities with a minimum of A or better ratings. Currently, most of the Company's short-term investments have AA or better ratings. Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as a separate component of stockholders' equity. Realized gains and losses are reported in earnings. The fair value of investments is based on quoted market prices. The cost of securities is based on specific identification. At December 31, 2002 and 2001, short-term investments in available-for-sale securities consisted of (in thousands):

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Government and agency obligations	$11,006	$12	$11,018
Other debt securities	96,233	54	96,287

Total current available for-sale securities	$107,239	$66	$107,305

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Government and agency obligations	$32,695	$173	$32,868
Other debt securities	53,218	90	53,308

Total current available for-sale securities	$85,913	$263	$86,176

Inventories:

        Inventories are stated at the lower of cost or market, net of an allowance for excess, slow-moving and obsolete inventory. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis.

Revenue Recognition:

        Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred as evidenced by customer acceptance, the fee is fixed or determinable and collectability is reasonably assured. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met. Shipping and handling costs are recorded as revenues and costs of revenues. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. Revenue is then recognized as each element is earned, provided that the undelivered elements are not essential to the functionality of the delivered elements. Revenues from engineering service contracts and from sales of telecommunications equipment involving significant production, modification or customization of the product, or where services being provided are deemed to be essential to the functionality of the product, are recognized using the percentage of completion method if the project cost can be reasonably estimated. If the cost cannot be reasonably estimated, the completed contract method is applied. Any payments received prior to revenue recognition are recorded as deferred revenue.

Warranty Costs:

        A warranty is provided under the terms of the Company's purchase contracts for a period generally ranging from twelve to twenty four months. The Company provides for these costs at the time of revenue recognition based on an assessment of past warranty experience.

Property, Plant and Equipment:

        Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the term of the lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in results of operations. The Company generally depreciates its assets over the following periods:

Years
Furniture, test or manufacturing equipment	5
Computers and software	2-3
Buildings	20
Automobiles	5
Leasehold improvements	lesser of 5 or remaining lease life

Goodwill and Intangible Assets:

        Goodwill and intangible assets include the excess of costs of acquired companies over the fair value of tangible net assets and acquired in process research and development. Intangible assets are amortized on a straight-line basis generally over three to five years. With the adoption of SFAS No. 142 on January 1, 2002, goodwill is no longer amortized. See Note 10. Rather, goodwill is tested annually for impairment. There were no goodwill impairment charges in 2002, 2001 and 2000.

Impairment of Long-Lived Assets:

        Long-lived assets and certain intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets. Long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell.

Capitalized Software Development Costs:

        Software development costs have been accounted for in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." During 2002 and 2001, the Company capitalized costs of $3.4 million and $2.0 million, respectively, upon establishment of technological feasibility. Amortization of capitalized development costs begins when the products are available for general release to customers, and is provided on a straight-line basis over the remaining estimated economic life of the product, generally three years. Amortization of capitalized development costs was $1.1 million, $0.3 million and $0 in 2002, 2001 and 2000, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

Research and Development Costs:

        Research and development costs are expensed as incurred and consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes, equipment depreciation and third party development expenses.

Stock-Based Compensation:

        The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option.

        The fair value of warrants, options or stock exchanged for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000
Net income, as reported	$107,862	$56,954	$27,013
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,209	3,706	8,238
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20,060)	(15,827)	(11,115)

Proforma net income	$90,010	$44,833	$24,136

Basic—as reported	$0.98	$0.56	$0.34
Basic—pro forma	$0.82	$0.44	$0.30
Diluted—as reported	$0.94	$0.52	$0.27
Diluted—pro forma	$0.81	$0.42	$0.24

        The following assumptions were used to calculate the fair value of the options granted:

	Year ended December 31,
	2002	2001	2000
Expected remaining term in years	3.00	3.00	3.00
Weighted average risk-free interest rate	3.43%	4.04%	5.86%
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	67.50%	86.07%	100.00%

        The weighted average fair value per share of options granted in 2002, 2001 and 2000 was $9.16, $11.30 and $9.03, respectively.

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

Segment Reporting:

        The Company operates in a single segment, providing telecommunications equipment through an integrated suite of network access systems and subscriber terminal products.

Disclosures About Fair Value of Financial Instruments:

        Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, and accrued liabilities. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments.

Foreign Currency Translation:

        Operations of the Company's subsidiaries are conducted primarily in China and the financial statements of those subsidiaries are translated from China's Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. Foreign currency transaction gains and losses are reported in earnings and were $5.4 million of losses in 2002. They were not material for 2001 and 2000.

Earnings Per Share:

        Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and restricted stock.

        The following is a summary of the calculation of basic and diluted EPS (in thousands, expect per share data):

	Year Ended December 31,
	2002	2001	2000
Net income before cumulative effect of change in accounting principle:	$107,862	$56,954	$27,993

Shares used to compute basic EPS	109,566	101,433	79,696
Dilutive common equivalent shares:
Stock options	4,510	7,151	10,157
Warrants	28	28	92
Other	303	—	11,922

Shares used to compute diluted EPS	114,407	108,612	101,867

Basic earnings per share	$0.98	$0.56	$0.35
Diluted earnings per share	$0.94	$0.52	$0.28

        For the years ended December 31, 2002, 2001 and 2000, options to purchase approximately 2,801,200, 1,783,248 and 226,200 shares of common stock, respectively, with exercise prices greater than the fair market value of the Company's stock, were not included in the calculations because the effect would have been antidilutive.

Recent Accounting Pronouncements:

        In July 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses the measurement, timing of recognition and reporting of costs associated with exit or disposal activities and restructuring activities. SFAS No. 146 requires that a liability for costs associated with exit or restructuring activities be recognized only when the liability is incurred as opposed to at the time that a company formally approves and commits to an exit plan as set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption to have an impact on the consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. See Note 13. The Company believes that the adoption of this standard will not have a material impact on the consolidated financial statements.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company has not yet determined the impact of adopting EITF No. 00-21 on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Costs—Transition and Disclosure". This statement amends SFAS No. 123, "Accounting for Stock—Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also requires additional disclosures about the effects on reported net income of an entity's accounting policy with respect to stock-based employee compensation. We account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure-only alternative of SFAS No. 123. The Company adopted the disclosure provisions of SFAS No. 148 in December 2002. See Note 15.

NOTE 3—ACCOUNTING CHANGES

        Effective January 1, 2000, the Company adopted Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements", issued by the Securities and Exchange Commission in December 1999. As a result of adopting SAB 101, the Company changed the way it recognizes revenue on certain contracts that had previously led to revenue being recognized as contract stages were completed and accepted. In light of the guidance issued in SAB 101, the Company changed its method of revenue recognition to the point of contractual final acceptance. In addition, certain contracts include service requirements for which revenue was previously recognized, and costs accrued, on contractual acceptance. In consideration of SAB 101, revenues associated with these service requirements are being deferred until the service obligations are completed. Due to these changes, the Company recorded a cumulative adjustment in the first quarter 2000 of $1.0 million (net of income taxes of $0) or $0.01 per share, basic and diluted.

NOTE 4—COMPLETION OF INITIAL PUBLIC OFFERING, FOLLOW-ON PUBLIC OFFERING AND RESALE PUBLIC OFFERING

        On March 3, 2000, the Company completed its initial public offering ("IPO") and sold 11,500,000 shares of common stock at $18.00 per share for aggregate net proceeds of approximately $189.4 million. On August 3, 2001, the Company completed a follow-on public offering and sold an aggregate of 7,400,000 shares of common stock at $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds to the Company were $139.9 million. On February 28, 2002, the Company sold 1,500,000 shares of common stock in connection with the resale public offering of 10,000,000 shares of our common stock by SOFTBANK America Inc., one of the Company's stockholders. The aggregate net proceeds to the Company were $28.9 million.

NOTE 5—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
(in thousands)
	2002	2001	2000
Cash paid during the period for:
Interest	$1,492	$3,798	$3,289
Income taxes	$18,442	$10,832	$8,038

        Noncash investing and financing activities were as follows:

	Year ended December 31,
(in thousands)
	2002	2001	2000
Issuance of shares and vested stock options upon the ACD acquisition	$—	$20,734	$—
Issuance of shares upon the Stable Gain acquisition	$—	$10,700	$—

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES

        During 2002, the Company completed a number of purchase acquisitions which are summarized as follows (in thousands):

	Consideration	In-process R&D expense	Goodwill	Purchased Technology
Issanni Communications, Inc.	$4,120	$670	$202	$3,230
Guangdong UTStarcom, Ltd.	3,664	—	3,292	—
UTStarcom (Hangzhou) Communication Co. Ltd.	14,546	—	6,398	—

	$22,330	$670	$9,892	$3,230

        On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). Issanni develops RAS (remote access server) and local access technology, which the Company incorporates into one of its products. The Company's investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition, was $2.1 million, $0.5 million of which is held in escrow for any undisclosed liabilities or contingencies incurred by Issanni prior to closing. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. No amounts were earned in 2002. Furthermore, the Company adopted an incentive program providing for the issuance of 39,876 shares of common stock valued at $1.0 million to Issanni employees who will continue to perform services for the Company. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. The Company records this amount as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. The amount of the purchase price allocated to in-process research and development of $0.7 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. Goodwill of $0.2 million was recorded in connection with the acquisition and is expected to be deductible for tax purposes. The results of operations of Issanni are included in the Company's consolidated results of operations beginning on April 19, 2002.

        In September 1996, the Company purchased a 49% interest in Guangdong UTStarcom, Ltd. ("GUTS"), one of the Company's two primary manufacturing facilities. In February 1998, the Company acquired an additional 2% interest in GUTS, increasing its ownership interest to 51%. This investment was accounted for using the equity method prior to the Company's acquisition of the remaining 49% ownership interest in GUTS in May 2002, as the Company did not have voting control over significant matters. On December 18, 2001, the Company entered into an agreement to acquire the remaining 49% ownership interest in GUTS for a total consideration of $3.6 million in cash. The cash consideration was paid in the first quarter of 2002 and final government approvals were received in May 2002. Goodwill of $3.3 million was recorded in connection with the acquisition and is not expected to be deductible for tax purposes. GUTS is now a wholly-owned subsidiary of the Company and its results of operations are included in the Company's consolidated financial statements beginning June 1, 2002.

        In July 1997, the Company, as part of its business operations in China, acquired an 88% interest in UTStarcom (Hangzhou) Communication Co., Ltd, which has since changed its name to UTStarcom Telecom Co., Ltd. ("HUTS"), one of the Company's primary manufacturing facilities. On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership interest in the joint venture company for a total consideration of $14.5 million in cash. Cash consideration of $7.3 million was paid in January 2002, and the remaining consideration was paid in the second quarter of fiscal 2002. Final government approvals were received in May 2002. Goodwill of $6.4 million, was recorded in connection with the acquisition and is not expected to be deductible for tax purposes.

        Had the acquisitions of Issanni and the remaining interests in HUTS and GUTS, which were recorded in the second quarter of fiscal 2002, occurred on January 1, 2002, proforma net income for 2002 would have been $107.2 million, or $0.98 per share basic, and $0.94 per share fully diluted. Had the acquisitions occurred on January 1, 2001, proforma net income for 2001 would have been $52.9 million or $0.52 per share basic, and $0.49 per share fully diluted. Proforma revenues would have been $983.9 million for 2002 and $635.9 million for 2001. Proforma adjustments include the amortization of fixed asset step-ups and intangible assets as if the transactions had occurred on January 1, 2002.

        On October 16, 2002, the Company acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd., a provider of synchronous digital hierarchy ("SDH") equipment. Consideration was $0.2 million of cash and 342,854 shares of restricted stock valued at $6.0 million. The acquisition has not been recorded as of December 31, 2002 as the consideration is held in escrow for a year and the outcome of the contingencies that would allow the escrowed shares to ultimately be issued free and clear is not determinable beyond a reasonable doubt. In addition, the Company issued 514,290 shares of restricted stock valued at $9.0 million to the acquiree's employees. Such restricted stock vests over five years, with accelerated vesting upon the achievement of specified milestones. This stock has been treated as deferred compensation.

        On July 24, 2000, the Company entered into an agreement with Stable Gain International Ltd. ("Stable Gain") to purchase intellectual property and certain related fixed assets, and to transfer development employees to the Company. Under the amended purchase agreement, the Company paid Stable Gain consideration of $10.7 million in the form of common stock of the Company and $0.3 million in cash. The transfer of the common stock was completed during the second quarter of 2001. The total purchase consideration of $11.0 million was allocated to property and equipment, intangible assets and goodwill under the purchase method of accounting. Goodwill totaling $7.4 million was recorded on acquisition and had an estimated life of three years.

        In November 2001, the Company completed the purchase of Advanced Communication Devices Corporation ("ACD") for $21.3 million, comprised of approximately one million shares of the Company's common stock valued at $19.9 million, $0.9 million of vested common stock options valued using the Black-Scholes pricing model, and $0.5 million of acquisition-related expenses. ACD was a System on Chip ("SoC") semiconductor company focusing on LAN and IP switching technology whose then current markets included Taiwan, China and Korea. In addition, the Company adopted an incentive plan providing for the issuance of shares of common stock valued at $5 million to ACD employees who will continue to perform services for the Company. These shares vest at the earlier of five years or the achievement of certain performance milestones. The Company recorded the amount as deferred compensation. $0.8 million and $1.3 million of deferred compensation was charged to operations in 2002 and 2001, respectively. The number of shares issued for the acquisition was calculated using the average closing price of the common stock for the five trading days ended August 13, 2001 (the date the merger agreement was signed). The acquisition has been accounted for as a purchase and the results of operations have been included in the Company's consolidated financial statements since the acquisition. ACD results of operations prior to the acquisition were not material to the Company's results of operations on a pro forma basis. The acquisition cost has been allocated to the assets acquired based on their respective fair values. Intangible assets are comprised of intellectual property related to ACD Ethernet technology, which is being amortized on a straight-line basis over its estimated useful life of three years. In accordance with SFAS No. 141, the Company is not amortizing goodwill for this acquisition.

        The Company recorded a $4.7 million charge for purchased in-process research and development at the date of acquisition of ACD. Technological feasibility was not established on the development of ACD's Ethernet Digital Subscriber Line (EDSL) chip design. The design was approximately 15% completed at the time of acquisition. The estimated completion date for the project was March 2003. In October 2002, the Board of Directors authorized the ACD Incentive Program Review Committee to review the remaining ACD Incentive Program milestones in light of certain changes in the strategic plans of ACD. Final approval of the revised milestones is pending.

        The following table represents the allocation of the purchase price for ACD:

(in thousands)
Fair value of tangible net assets acquired	$58
Fair value of identified intangible assets	4,340
In process research and development	4,720
Excess of costs of acquiring ACD over fair value of identified net assets acquired (goodwill)	12,215

$21,333

NOTE 7—INVENTORIES

        As of December 31, 2002 and 2001, inventories consist of the following:

	December 31,
(In thousands)
	2002	2001
Raw materials	$84,715	$54,700
Work-in-process	26,915	33,037
Finished goods	313,036	141,313

	$424,666	$229,050

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

        As of December 31, 2002 and 2001, property, plant and equipment consists of the following:

	December 31,
(In thousands)
	2002	2001
Buildings	$38,901	$68
Land	6,702	7,319
Leasehold improvements	7,052	4,077
Automobiles	4,846	2,952
Software	16,512	11,752
Equipment and furniture	62,479	37,858

	136,492	64,026
Less accumulated depreciation	(37,981)	(20,084)

	$98,511	$43,942

        Depreciation expense was $20.0 million, $11.0 million and $4.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTE 9—LONG-TERM INVESTMENTS

        The Company's investments are as follows:

	December 31,
(in thousands)
	2002	2001
Investment in Softbank China	$5,526	$8,314
Investment in Cellon International	8,000	2,000
Investment in China Telecom	9,106	—
Investment in Joint Venture with Matsushita	4,683	—
Investment in others	8,045	7,504

Total	$35,360	$17,818

        The Company has invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the equity method and recorded losses of $2.8 million, $1.7 million and $0.0 million in 2002, 2001 and 2000, respectively, on this investment.

        During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with

SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. The balance in this investment is $2.0 million at December 31, 2002.

        The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on a cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During 2002 and 2001, impairment charges in respect of these private technology investments were $3.0 million and $1.7 million, respectively. These investment impairment charges are included in Other Income (Expense), Net in the consolidated statements of operations.

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

        During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications, Inc., a technology company listed on NASDAQ, for approximately $3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave's common stock at $0.21 cents per share, which were valued at $0.3 million using the Black-Scholes option pricing model. The Company recorded a charge of $1.4 million in the fourth quarter of 2002 to reflect the other than temporary decline in the carrying value of these marketable securities.

        In November 2002, the Company purchased approximately 0.5 million shares of common stock of China Telecom in its initial public offering for approximately $10.0 million. China Telecom is the leading provider of wireline telephone, data and Internet and leased line services in four of the most economically developed regions of China, and its affiliates are customers of the Company. China Telecom is listed on the New York Stock Exchange. The investment is considered available-for-sale, and the Company recorded the temporary decline of $0.9 million in the carrying value of these securities as of December 31, 2002 in comprehensive income in equity.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

        As of December 31, 2002 and 2001, goodwill and other acquired intangible assets consisted of the following:

	December 31,
(In thousands)
	2002	2001
Goodwill	$57,629	$47,636
Less accumulated amortization	(12,823)	(12,823)

	$44,806	$34,813

Purchased technology	$7,570	$4,340
Less accumulated amortization	(2,556)	(161)

	$5,014	$4,179

        Amortization expense was $2.4 million, $7.5 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2003 through 2007 is $2.5 million, $2.4 million, $0.1 million, $0.0 million and $0.0 million, respectively.

        Goodwill increased by $10.0 million in 2002. Goodwill totaling $6.3 million was recorded on the acquisition of the remaining 12% ownership interest in HUTS, goodwill of $3.3 million was recorded on the acquisition of the remaining 49% ownership in GUTS, and goodwill of $0.4 million was recorded on the acquisition of Issanni. Intangible assets increased by $3.2 million during 2002. This increase was due to purchased technology that was recorded on the acquisition of Issanni. The estimated useful life of this purchased technology is three years. See Note 6.

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

        SFAS No. 142 was adopted by the Company on January 1, 2002. SFAS No. 142 had the effect of eliminating amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge. The Company performed its annual impairment review in the fourth quarter of 2002. No impairment in goodwill was noted.

        The reconciliation of net income to adjusted net income as if there had been no goodwill amortization for the twelve months ended December 31, 2001 and 2000 is as follows (in thousands):

	Year Ended December 31,
	2001	2000
Reported net income	$56,954	$27,013
Add back: goodwill amortization	7,365	4,894

Adjusted net income	$64,319	$31,907

Basic earnings per share:
Reported net income	$0.56	$0.34
Goodwill amortization	0.07	0.06

Adjusted net income	$0.63	$0.40

Diluted earnings per share:
Reported net income	$0.52	$0.27
Goodwill amortization	0.07	0.05

Adjusted net income	$0.59	$0.32

Average number of shares outstanding:
Basic	101,433	79,696

Diluted	108,612	101,867

NOTE 11—DEBT

        The following represents the outstanding borrowings at December 31, 2002 and 2001 (in thousands):

	December 31,
Note
	2002	2001
Bank of China	$—	$34,338
China Merchants Bank	—	6,024
Commercial Bank of Hangzhou	—	12,048
CITIC Industrial Bank	—	6,024
China Everbright Bank	—	12,048

Total debt	$—	$70,482
Long-term debt	—	12,048

Short-term debt	$—	$58,434

        All outstanding debt was repaid in September 2002, and there were no gains or losses on the early retirement of this debt. The Company has available borrowing facilities of $314.3 million as of December 31, 2002. $260.1 million of these facilities expire in 2003 and $54.2 million of these facilities expire between 2008 and 2010.

NOTE 12—OTHER CURRENT LIABILITIES

        Other current liabilities at December 31, 2002 and 2001 consist of the following:

	December 31,
(In thousands)
	2002	2001
Accrued contract costs	$45,756	$30,217
Accrued payroll and compensation	24,633	18,055
Accrued other taxes	2,869	15,983
Warranty costs	13,297	6,271
Accrued construction costs	9,889	—
Other	8,483	5,803

	$104,927	$76,329

NOTE 13—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

        Warranty obligations are as follows (in thousands):

Balance at January 1, 2001	$3,133
Accruals for warranties issued during the period	6,792
Settlements made during the period	(3,654)

Balance at December 31, 2001	6,271
Accruals for warranties issued during the period	15,156
Settlements made during the period	(8,130)

Balance at December 31, 2002	$13,297

        Certain of the Company's sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company's products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

NOTE 14—PROVISION FOR INCOME TAXES

        United States and foreign income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle were as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
United States	$13,245	$(12,237)	$(9,973)
Foreign	123,027	90,336	54,294

	$136,272	$78,099	$44,321

        Undistributed foreign earnings at December 31, 2002 amounted to $290 million.

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Current:
Federal	$12,222	$7,246	$13,369
State/Other	1,515	621	782
Foreign	28,222	21,586	6,046
Deferred:
Federal	(6,665)	(8,002)	(4,433)
State	(315)	(172)	2
Foreign	(7,725)	(1,456)	(1,745)

	$27,254	$19,823	$14,021

        Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A summary of the components of net deferred tax assets is as follows (in thousands):

	U.S.	China	Hong Kong	Total
December 31, 2002:
Current deferred tax assets:
Allowances and reserves	$8,586	$8,184	$—	$16,770
Gross profit in intercompany inventory	5,052	—	—	5,052

Total current deferred tax assets	$13,638	$8,184	$—	$21,822

Non current deferred tax assets:
Net operating loss carryforward	$1,988	$—	$2,974	$4,962
Future period compensation deductions	1,575	—	—	1,575
Tax credit carryforwards	6,413	—	—	6,413
Fixed assets	356	461	—	817
Other	3,967	—	—	3,967

Total non current deferred tax assets	14,299	461	2,974	17,734
Valuation allowances	(4,964)	—	—	(4,964)

Net non-current deferred tax assets	$9,335	$461	$2,974	$12,770

	U.S.	China	Hong Kong	Total
December 31, 2001:
Current deferred tax assets:
Allowances and reserves	$5,692	$3,894	$—	$9,586
Gross profit in intercompany inventory	2,031	—	—	2,031

Total current deferred tax assets	$7,723	$3,894	$—	$11,617

Non current deferred tax assets:
Net operating loss carryforward	$5,855	$—	$—	$5,855
Future period compensation deductions	1,581	—	—	1,581
Tax credit carryforwards	4,938	—	—	4,938
Fixed assets	(842)	—	—	(842)
Other	1,525	—	—	1,525

Total non current deferred tax assets	13,057	—	—	13,057
Valuation allowances	(4,787)			(4,787)

Net non-current deferred tax assets	$8,270	$—	$—	$8,270

        As of December 31, 2002, the Company has research and development credit carryforwards of approximately $5.1 million for federal and state tax purposes expiring in varying amounts between 2017 and 2022. As of December 31, 2002, the Company has federal and state net operating loss carryforwards of $3.1 million and $7.8 million, respectively. The federal net operating loss carryforwards will expire in 2019. The state net operating loss carryforwards will expire in varying amounts between 2004 and 2006 and cannot be utilized in 2002 and 2003. Management believes that the Company's ability to use their deferred tax assets is limited based on the expectation that they will not be able to fully utilize the net operating losses from the purchase of Wacos in December 1999 and the research and development credits generated by Company's research and development center in New Jersey. The Company has created a valuation allowance against these deferred tax assets. The valuation allowance increased by $0.2 million and $0.6 million in 2002 and 2001, respectively. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $18.0 million in Hong Kong, which do not expire and can be carried forward indefinitely.

        UTSC and HUTS were granted tax holidays, which started to phase out in 1999. The net impact of these tax holidays was to increase net income by approximately $10.0 million, $6.7 million, and $4.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2002	2001	2000
Federal statutory rate	34%	34%	34%
State taxes, net of federal income tax benefit	—	—	(1)
Permanent differences	5	5	7
Amortization of deferred compensation	1	2	8
Effect of difference in foreign taxes rates	(16)	(14)	(18)
Tax credits and other	(4)	(2)	2

Effective rate	20%	25%	32%

        In 2001, audits of the Company's federal income tax returns for the years ended December 31, 1999, 1998 and 1997 were completed. No audits of the Company's income tax returns were underway as of December 31, 2002.

NOTE 15—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Option Plans

        The 1995 Stock Plan.    On July 31, 1995, the Board of Directors adopted, and in October 1995, the Company's stockholders approved, the Company's 1995 Stock Plan. Under the 1995 plan, officers, employees and consultants were eligible to acquire shares of common stock pursuant to options or stock purchase rights. At the time of adoption, 3,705,232 shares of common stock were reserved for issuance under the 1995 plan. In 1995 and 1996, the Company's Board and stockholders added an additional 5,400,000 shares to the 1995 plan, raising the total number of authorized shares reserved under the 1995 plan to 9,105,232. As of December 31, 2002, there were 6,711,744 shares authorized for issuance under the 1995 plan and options to purchase 523,885 shares of common stock were outstanding under the 1995 plan. On January 31, 1997, the Board of Directors elected not to grant any further options under the 1995 plan. Upon the adoption of the 1997 plan, all remaining unissued shares under the 1995 plan not already subject to options or other awards ceased to be reserved for issuance under the 1995 plan.

        The 1997 Stock Plan.    On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the Company's 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company's stockholders approved in February 2000. As of December 31, 2002, the Company is authorized to issue up to 21,092,663 shares subject to options. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to the lesser of 6,000,000 shares or 4% of the outstanding shares of common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As of December 31, 2002, there were options to purchase 13,984,861 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

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

        Options vest and become exercisable as determined by the Compensation Committee, generally over four years. Options may generally be exercised at any time after they vest and before their expiration date as determined by the Compensation Committee. However, no option may be exercised more than ten years after the grant date. Options will generally terminate (i) 12 months after the death or permanent disability of an optionee and (ii) 90 days after termination of employment for any other reason. The aggregate fair market value of the shares of common stock represented by ISOs that become exercisable in any calendar year may not exceed $100,000. Options in excess of this limit are treated as NSOs.

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

        2001 Director Option Plan.    On March 2, 2001, the Board of Directors adopted, and in May 2001, the Company's stockholders approved, the Company's 2001 Director Option Plan. Under the 2001 Director Option Plan, those directors who are not employees of the Company ("Outside Directors") are eligible to receive options to purchase shares of common stocks. Directors Horner, Atkins, Son and Toy are Outside Directors. All grants of options to Outside Directors are automatic and nondiscretionary. In July 2001, the Board of Directors amended the 2001 Director Option Plan. As of December 31, 2002, the Company is authorized to issue up to 1,200,000 shares subject to options. The Plan terminates in May 2011, but may be terminated earlier by the Board of Directors. As of December 31, 2002, there were options to purchase 395,000 shares of common stock outstanding under the 2001 Director Option Plan. The Compensation Committee administers the 2001 Director Plan.

        Upon approval of the 2001 Director Plan, each Outside Director is automatically granted an option to purchase eighty thousand shares of common stock (the "First Option") on the date on which such person first becomes an Outside Director (the "Anniversary Date"). A director who is an employee of the Company and ceases employment with the Company to become an Outside Director shall receive an option to purchase twenty thousand shares of common stock (a "Subsequent Option") at the Company's first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided he or she is serving as an Outside Director on each such date. As such time as each Outside Director's First Option is fully vested, each Outside Director shall be automatically granted a Subsequent Option on the Anniversary Date of each year provided he or she is then an Outside Director.

        Under the terms of the 2001 Director Plan, the exercise price of each option granted is the market value of the common stock on the date of grant. Such options have terms of ten years, but terminate earlier if the individual ceases to serve as a director. The First Option grants vest as follows: 25% of shares subject to the First Option vest on each anniversary of its date of grant. The Subsequent Option grants vest as follows: 100% of the shares subject to the Subsequent Option vest on the first anniversary of its date of grant.

        In August 2002, the Company granted each Outside Director options to purchase 25,000 shares of common stock. These options vest over twelve months.

        ACD 1996 and 1997 Stock Plan.    On August 27, 2001, the Board of Directors approved the assumption of the outstanding vested stock options issued under the ACD 1996 and 1997 Stock Plans upon the acquisition of ACD. A total of 868,701 fully vested shares issued under the ACD 1996 and 1997 Stock Plans were converted to 46,105 UTStarcom stock options at the date of merger on November 19, 2001.

        A summary of activity under the Plans follows:

	Shares available for grant	Number of shares	Weighted average exercise price
Options Outstanding, December 31, 1999	172,243	14,405,714	$3.25
Options Authorized in 2000	4,404,823	—	$—
Options Granted	(4,848,697)	4,848,697	$15.74
Options Exercised	—	(3,651,687)	$1.25
Options Forfeited or Expired	426,666	(428,000)	$12.52
Options Outstanding, December 31, 2000	155,035	15,174,724	$7.54
Options Authorized in 2001	5,062,760	—	$—
Options Granted	(3,326,957)	3,326,957	$19.77
Options Exercised	—	(5,363,601)	$3.48
Options Forfeited or Expired	559,663	(559,663)	$13.79
Options Outstanding, December 31, 2001	2,450,501	12,578,417	$12.22
Options Authorized in 2002	4,372,167	—	$—
Options Granted	(4,977,723)	4,977,723	$19.46
Options Exercised	—	(1,717,899)	$5.38
Options Forfeited or Expired	915,326	(915,326)	$18.40
Options Outstanding, December 31, 2002	2,760,271	14,922,915	$15.05

        The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise Price	Outstanding at December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable at December 31, 2002	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 0.06 - $ 0.06	105,476	$0.06	4.9	105,476	$0.06
$ 0.25 - $ 0.25	89,770	$0.25	5.8	83,963	$0.25
$ 0.85 - $ 0.85	523,885	$0.85	2.8	523,885	$0.85
$ 1.71 - $ 2.50	271,986	$2.31	4.8	271,238	$2.31
$ 3.39 - $ 4.71	1,533,359	$4.27	6.4	1,249,068	$4.29
$ 5.65 - $ 5.65	5,785	$5.65	5.4	5,785	$5.65
$ 9.38 - $13.61	2,909,251	$11.44	7.3	1,665,180	$11.22
$14.23 - $21.31	7,361,193	$17.96	8.8	1,535,579	$16.94
$21.85 - $32.65	2,112,210	$24.15	8.5	609,784	$24.42
$36.50 - $36.50	10,000	$36.50	7.4	6,459	$36.50

$ 0.06 - $36.50	14,922,915	$15.05	7.9	6,056,417	$10.95

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

        The stock purchase plan is implemented by offering periods, the duration of which may not exceed 24 months. Offering periods may contain interim purchase periods. Shares purchased under the stock purchase plan will be held in separate accounts for each participant. The first offering period began in March 2000 and ended on the last trading day before April 30, 2002. Subsequent consecutive overlapping offering periods begin on May 1 and November 1 annually. These offering periods end twenty-four months thereafter.

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

        The Board of Directors may terminate or amend the stock purchase plan, subject to stockholder approval in some circumstances. Unless terminated earlier by the Board, the stock purchase plan will have a term of ten years.

        Total shares purchased under the plan were 182,437 and 118,223 in 2002 and 2001, respectively. At December 31, 2002, there were 3,533,857 shares available for purchase under the plan.

NOTE 16—DEFERRED STOCK COMPENSATION

        In connection with the grant of certain stock options and restricted common stock to employees, non-employees and members of the Board of Directors and in connection with certain acquisitions (see Note 6), the Company recorded net deferred stock compensation of $8.7 million, $4.7 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing the fair value of restricted stock and the difference between the fair value of common stock and the option exercise price of options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the related restricted stock and options. The Company recorded stock compensation expense of $3.1 million, $5.2 million and $11.6 million for the year ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, approximately $11.8 million remained to be amortized over the corresponding vesting period of each respective option or restricted share, generally four to five years.

NOTE 17—401(K) PLAN

        On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan (the "401(k) Plan"), a cash-or-deferred arrangement, which covers the Company's eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by the Company, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions the Company may make are expected to be deductible by the Company. The Company's eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to fifty percent (50%), subject to the maximum statutorily prescribed annual limit of $11,000 for participants under age 50 and $12,000 for participants age 50 and over, and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. Commencing with the plan year beginning January 1, 2001, the Company elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $3,000 for the 2002 and 2001 plan years. The Company's matching contributions are subject to a vesting schedule based upon longevity of employee service with the Company. Matching contributions were $0.7 million and $0.4 million for 2002 and 2001, respectively.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Leases:

        The Company leases certain facilities under non-cancelable operating leases which expire at various dates through 2007. The minimum future lease payments under the leases at December 31, 2002 are as follows:

(in thousands)
Years ending December 31:
2003	$5,863
2004	3,548
2005	988
2006	100
2007	75

Total minimum lease payments	$10,574

        Rent expense for the years ended December 31, 2002, 2001 and 2000 was $6.5 million, $3.8 million, and $2.2 million, respectively.

Litigation:

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The claims against our directors and officers have been dismissed without prejudice pursuant to a stipulation. The Company believes that it has meritorious defenses to this lawsuit and will defend this lawsuit vigorously. Motions to dismiss have been filed on behalf of the Company and the other defendants in the coordinated proceeding. Those motions are currently pending with the Court.

Investment Commitments:

        In June 2002, the Company invested $1.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and was formed to make equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

NOTE 19—OPERATING RISKS

Financial Risks:

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $115.1 million and $128.0 million of the Company's cash was on deposit in foreign accounts at December 31, 2002 and 2001, respectively. The Company invests excess cash in highly liquid investments with original maturities of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

Concentration of Credit Risk and Major Customers:

        The Company's first and second largest customers accounted for 17.8% and 12.5% of the Company's sales in 2002 and 23.7% and 6.6% of the Company's sales in 2001, respectively, and 5.7% and 0.4% of accounts receivable at December 31, 2002 and 35.5% and 10.3% of accounts receivable at December 31, 2001, respectively. The Company's first and second largest customers accounted for 12.1% and 8.4% of the Company's net sales, respectively, in 2000. Approximately 84%, 90% and 90% of the Company's net sales during 2002, 2001 and 2000, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $238.0 million and $192.8 million, respectively, as of December 31, 2002 and 2001. The Company extends credit to its customers generally without requiring collateral. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

        Approximately 84% of the Company's sales for the year ended December 31, 2002 were made in China. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in China, and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

        Under China's current regulatory structure, the telecommunications products that the Company offers in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, the Company must ensure that the quality of the telecommunications equipment for which it has obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. The State Council's product quality supervision department, in concert with the Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

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

NOTE 20—SEGMENT REPORTING

        The Company provides telecommunications equipment through an integrated suite of network access systems and subscriber terminal products. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets.

        During the third quarter of 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, the Company has grouped all customers in Zhejiang province together and has treated these as one customer. At December 31, 2002, the Company had approximately 33 such customers in Zhejiang province. For the year ended December 31, 2002, sales to Zhejiang province and BBTC accounted for 18% and 13% of net sales, respectively. For the year ended December 31, 2001, sales to Zhejiang province accounted for 24% of our net sales. For the year ended December 31, 2000, sales to Hangzhou PTT accounted for 12% of net sales. Revenue attributable to Japan was primarily due to sales to BB Technologies Corporation. Sales to BB Technologies Corporation were $123.0 million and $13.9 million and $0.0 million for the year ended December 31, 2002, 2001 and 2000, respectively.

        Geographical area and product sales data are as follows (in thousands):

	Year ended December 31, 2002
	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$445,789	$376,510	$822,299
Japan	130,104	—	130,104
Other	29,108	295	29,403

Total net sales	$605,001	$376,805	$981,806

	Year ended December 31, 2001
	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$378,934	$186,946	$565,880
Japan	16,303	—	16,303
Other	43,701	956	44,657

Total net sales	$438,938	$187,902	$626,840

	Year ended December 31, 2000
	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$257,474	$106,572	$364,046
Japan	1,084	—	1,084
Other	3,516	—	3,516

Total net sales	$262,074	$106,572	$368,646

        Long-lived assets by geography are as follows (in thousands):

	December 31,
	2002	2001
Foreign	$104,731	$41,289
U.S.	43,600	41,645

Total long-lived assets	$148,331	$82,934

NOTE 21—RELATED PARTY TRANSACTIONS

        The Company recognized revenue of $123.0 million, $13.9 million, and $0.0 during the twelve months ended December 31, 2002, 2001 and 2000, respectively, with respect to sales of telecommunications equipment to BB Technologies Corporation ("BBTC"), an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. BBTC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name YAHOO. The Company provides ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at December 31, 2002 is $0.8 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002. Included in accounts receivable in respect of this agreement at December 31, 2001 was $13.5 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2001.

        The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK and its affiliates. See Note 9.

        On August 29, 2002, the Company completed the repurchase of six million shares of the Company's common stock for $72.9 million from its largest shareholder, SOFTBANK Corp. As part of this transaction, SOFTBANK signed a voluntary "lock up" agreement stipulating that it will not sell any of the Company's common stock within the next six months. This lock up agreement will end on March 1, 2003, which coincides with the start of the Company's "blackout period" in which insiders are not permitted to sell shares. The blackout period begins March 1, 2003 and ends commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results in April 2003. The Company recorded the cost of the common stock repurchased and the related transaction costs of $36.4 million to additional paid-in capital and common stock based on the pro rata amount of shares repurchased, with the remaining $36.5 million recorded to retained earnings in accordance with Accounting Principles Board Opinion No. 6.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Quarterly financial data for the periods indicated are as follows:

	Quarters Ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002	Dec. 31, 2001	Sept. 30, 2001	June 30, 2001	March 31, 2001
(In thousands, except per share amounts)
Net sales	$301,095	$265,513	$231,508	$183,690	$197,128	$170,484	$140,047	$119,181
Gross profit	$101,101	$92,817	$85,912	$65,642	$68,952	$64,276	$49,907	$41,413
Net income	$33,852	$30,749	$25,735	$17,526	$16,535	$18,797	$12,260	$9,362
Net earnings per share:*
Basic	$0.32	$0.28	$0.23	$0.16	$0.15	$0.18	$0.13	$0.10
Diluted	$0.30	$0.27	$0.22	$0.15	$0.14	$0.17	$0.12	$0.09

*
Net earnings per share is computed independently for each of the quarters presented and, therefore, the sum of the quarterly net earnings per share may not equal the annual earnings per share.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF UTSTARCOM, INC.

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

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors—Directors' Compensation," "Executive Compensation and Other Matters," "Report of the Compensation Committee," and "Stock Price Performance Graph" in the Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The required information concerning our equity compensation plans is contained in the section entitled "Market for Registrant's Common Equity and Related Stockholder Matters" in Part II of this Form 10-K.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

PART IV

ITEM 14—CONTROLS AND PROCEDURES

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

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    (1)    Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 69 of this Form 10-K.

                  (2)    Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 69 of this Form 10-K.

                  (3)    Exhibits

Exhibit Number	Description
3.1(1)	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc.
3.2(1)	Amended and Restated Bylaws of UTStarcom, Inc.
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2(1)	Specimen Common Stock Certificate.
4.3(1)	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1992 Omnibus Equity Incentive Plan and form of related agreement.
10.3(1)	1995 Stock Plan and forms of related agreements.
10.4(1)	1997 Stock Plan, as amended, and forms of related agreements.
10.5(1)	2000 Employee Stock Purchase Plan and forms of related agreements.
10.6(1)	Common Stock Purchase Warrant dated February 5, 1998 between UTStarcom, Inc. and Lintech Limited.
10.7(1)	Common Stock Purchase Warrant dated September 20, 1999 between UTStarcom, Inc. and Talent Group International, Ltd.
10.8(1)	Employment and Non-Competition Agreement dated October 6, 1995 between UTStarcom, Inc. and Hong Lu.
10.9(1)	Employment and Non-Competition Agreement dated October 6, 1995 between UTStarcom, Inc. and Ying Wu.
10.10(1)*	Product Manufacture & License Agreement dated May 13, 1997 between UTStarcom, Inc. and Tollgrade Communications, Inc.
10.11(1)*	Sales Agreement dated February 12, 1999 between UTStarcom (China) Ltd. and BaoDing Telecommunication Bureau, Hebei Province.
10.12(1)*	Sales Contract dated August 23, 1999 between UTStarcom (China) Ltd. and Xian Telecommunication Bureau.
10.13(1)*	Technical License and Assistance Agreement dated November 2, 1999 between UTStarcom, Inc. and Mitsubishi Electric Corporation.
10.13(a)(1)*	Amendment No. 1 to Technical License and Assistance Agreement dated February 21, 2000 between UTStarcom, Inc. and Mitsubishi Electric Corporation.
10.14(1)*	Technical Assistance Agreement dated October 1, 1999 between Matsushita Communication Industrial Co. Ltd. and UTStarcom, Inc.
10.14(a)(1)	Addendum dated February 18, 2000 to the Technical Assistance Agreement dated October 1, 1999 between Matsushita Communication Industrial Co. Ltd. and UTStarcom, Inc.
10.15(1)*	Joint Product Development and Marketing Memorandum and Understanding dated September 2, 1999 between UTStarcom, Inc. and Matsushita Communication Industrial Co., Ltd.
10.16(1)*	Joint Patent Filing Agreement dated December 1, 1998 between UTStarcom, Inc. and Matsushita Communication Industrial Co., Ltd.

10.17(1)*	Loan Agreement dated June 15, 1998 between UTStarcom, Inc. and SOFTBANK Corp.
10.18(a)(1)*+	Loan Agreement dated March 9, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(b)(1)*	Loan Agreement dated June 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(c)(1)*	Loan Agreement dated June 29, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(d)(1)*	Loan Agreement dated July 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(e)(1)*	Loan Agreement dated July 14, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(f)(1)*	Loan Agreement dated July 21, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(g)(1)*	Loan Agreement dated August 5, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(h)(1)*	Loan Agreement dated August 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(i)(1)*	Loan Agreement dated September 2, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(j)(1)*	Loan Agreement dated September 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.19(1)*	Joint Venture Agreement dated July 31, 1997 between UTStarcom, Inc. and Zhejiang Telecommunication Equipment Factory.
10.20(1)*	Joint Venture Agreement dated December 8, 1995 between UTStarcom, Inc. and Chinese Guangdong Nanfeng Telecommunication Group Co. Ltd.
10.20(a)(1)*	Amendment Agreement to the Contract and Articles of Association of Guangdong UTStarcom Communications Co. Ltd. dated December 11, 1997.
10.21(1)*	Joint Venture Agreement dated September 12, 1997 between UTStarcom, Inc. and Zhejiang Nantian Post and Telecommunication Development Group Co. Ltd.
10.22(1)	Lease dated December 23, 1997 between UTStarcom, Inc. and Tech Center Partners.
10.23(1)	Lease Agreement dated April 1995, as amended, between UTStarcom, Inc. and Metro Park Associates.
10.24(1)	Lease Agreements dated December 31, 1997 and May 14, 1998 between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong Southern Telecom Group Huizhou Company.
10.25(1)	Lease Contract dated December 15, 1996 between UTStarcom (Hangzhou) Telecommunications Co., Ltd. and Yile Village, Gudang Township.
10.26(1)*	Purchase Agreement for P.R. China Market dated April 1, 1999 between UTStarcom Inc., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd.
10.27(1)	Information Service Project Contract dated June 1, 1998 between UTStarcom (China) Ltd. and China Jitong Communication Co. Ltd.

10.28(1)	Payment Agent Contract dated June 11, 1998 among UTStarcom, UTStarcom (China) Ltd, Softbank Corporation and Jitong Communication Co., Ltd.
10.29(1)	Agreement on Termination of Contract dated August 30, 1999 among UTStarcom, Inc., UTStarcom (China) Ltd., Softbank Corporation and Jitong Communication Co., Ltd.
10.30(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.31(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.32(1)	Employment and Non-Competition Agreement dated October 6, 1995 between UTStarcom, Inc. and Bill Huang.
10.33(1)	Lease contract on Housing and Vacant Land at Yunshan Post and Telecommunication Industrial Village dated January 3, 2000 between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong Nanfang Communication Group, Huizhou Co.
10.34(1)	Loan Agreement dated October 8, 1996 between UTStarcom (China) Co., Inc. and Bill X. Huang.
10.35(1)	Promissory Note Secured by Deed of Trust dated February 13, 1999 issued to UTStarcom, Inc. by Bill X. Huang and Minnie Huang.
10.36(1)*	Supply Agreement dated February 18, 2000 between UTStarcom, Inc. and Matsushita Electric Industrial Co., Ltd.
10.37(2)*	Manufacturing License Agreement between Himachal Futuristic Communications Ltd. and UTStarcom, Inc. undated.
10.38(2)*	Sales Agreement between Japan Radio Company and UTStarcom, Inc. dated March 16, 2000.
10.39(2)*	Technical Collaboration Agreement between Sharp Corporation and UTStarcom, Inc., dated March 31, 2000.
10.40(2)*	Parts Supply Agreement between Sharp Corporation and UTStarcom, Inc. undated.
10.41(3)*	Joint Venture Agreement between SOFTBANK Corporation and UTStarcom, Inc. dated May 29, 2000.
10.42(3)*	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.
10.43(3)*	Supply Agreement between Matsushita Electric Industrial Co., Ltd., Matsushita Communications Industrial Co., Ltd., and UTStarcom, Inc. dated April 1, 2000.
10.44(4)*	OEM Agreement between UTStarcom, Inc. and Zaffire, Inc., dated August 10, 2000.
10.45(4)*	Development Agreement between UTStarcom, Inc. and Matsushita Communication Industrial Co., Ltd., dated September 26, 2000.
10.46(4)*	OEM Agreement between UTStarcom, Inc. and Interwave Communications International, Ltd., dated July 14, 2000.
10.47(4)*	OEM Agreement between UTStarcom, Inc. and Foundry Networks, Inc., dated August 24, 2000.
10.48(4)*	Loan Contract between UTSC Co., Ltd. and Bank of China Beijing Branch, dated August 29, 2000.

10.49(9)*	Sales Contract between UTStarcom (China), Ltd. and Zhejiang Telecom Company (Shaoxing Branch), dated November 18, 2000.
10.50(9)*	Sales Contract between UTStarcom (China), Ltd. and He Nan Telecom Company, dated October 28, 2000.
10.51(9)*	Sales Contract between UTStarcom (China), Ltd., Xian Equipment Import/Export Company, Ltd., and Shaanxi China Telecom Group, Ltd., dated September 29, 2000 (received by UTStarcom, Inc. on October 9, 2000).
10.52(9)*	Technical Assistance Agreement between UTStarcom, Inc. and Matsushita Communication Industrial Co. Ltd., dated December 1, 2000.
10.53(9)*	Definitive Agreement for Collaboration between UTStarcom, Inc. and Mitsubishi Electric Corporation, dated October 22, 2000.
10.54(9)*	Software License Agreement between UTStarcom, Inc. and DDI Corporation, Inc. dated October 4, 2000.
10.55(9)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunication D'Haiti S.A.M., dated December 5, 2000.
10.56(5)*	Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited dated July 24, 2000.
10.57(5)*	Amendment No.1 to July 24, 2000 Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited, dated March 2, 2001.
10.58(5)*	Loan Agreement between China Merchant Bank and UTStarcom (China) Co., Ltd., dated March 14, 2001.
10.59(5)*	Technical Service Agreement between UTStarcom (China) Co., Ltd. and Hainan Xinhuangpu Investment Co., Ltd., dated August 18, 2000.
10.60(5)*	Assets Transfer Agreement between Hainan Xinhuangpu Investment Co., Ltd. and UTStarcom (China) Co., Ltd., dated August 18, 2000.
10.61(5)*	Equity Transferring Agreement between Zhe Jiang Nantian Telecommunication Development Group Share Company and UTStarcom, dated February 5, 2001.
10.62(5)*	Sales Contract between Zhejiang Telecom Co. and UTStarcom (China) Co., Ltd., dated March 23, 2001.
10.63(5)*	Manufacturing License Agreement between Himachal Futuristic Communications Ltd. and UTStarcom, Inc. dated March 6, 2001.
10.64(7)	2001 Director Option Plan.
10.65(7)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunications D'Haiti S.A.M. dated as of April 12, 2001.
10.66(6)	2001 Director Option Plan, as amended on July 10, 2001.
10.67(8)*	Purchase Contract between UTStarcom Inc. and BB Technologies Corporation, dated October 9, 2001.
10.68(10)	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and China Everbright Bank, Chaoyang Branch, Beijing, dated November 30, 2001.
10.69(10)	Equity Transfer Agreement between UTStarcom, Inc. and Guangdong Nanfang Communications Group Co. Ltd., dated December 18, 2001.
10.70(10)	Equity Transfer Agreement between UTStarcom, Inc. and Zhejiang Provincial Telecom. Instruments Factory and UTStarcom (Hangzhou) Communications Co., Ltd., dated January 21, 2002.

10.71(10)	Lease Agreement between UTStarcom, Inc. and Legend Tech., dated September 12, 2001.
10.72(11)	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and Beijing City Commercial Bank, Yuhaiyuan Road Branch, dated February 20, 2002, and Maximum Amount Guaranty Contract between UTStarcom (Hangzhou) Telecommunication Co., Ltd. and Beijing City Commercial Bank, Yuhaiyuan Road Branch, dated February 20, 2002.
10.73(11)	Change of Control Severance Agreement between Gerald Soloway and UTStarcom, Inc. dated April 12, 2002.
10.74(11)	Change of Control Severance Agreement between Howard Kwock and UTStarcom, Inc. dated April 12, 2002.
10.75(11)	Change of Control Severance Agreement between Michael J. Sophie and UTStarcom, Inc. dated April 12, 2002.
10.76(12)	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and Shenzhen Development Bank, Hangzhou, dated June 26, 2002.
10.77(12)	Merger Agreement by and between UTStarcom Telecom Co., Ltd. and Guangdong UTStarcom Teleco.
10.78(13)*	Professional Services Agreement between UTStarcom, Inc. and N. Lohr Bangle, Jr. dated as of September 10, 2002.
10.79(13)*	Teaming Agreement between UTStarcom, Inc. and Stellar Holdings, LLC dated as of September 10, 2002.
10.80(13)*	Joint Venture Contract between UTStarcom Telecom Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd. dated as of July 5, 2002.
10.81(13)*	Amendment to OEM Agreement between UTStarcom, Inc. and InterWave Communications dated as of September 27, 2002.
10.82*	Joint Development Agreement between Datang Mobile Communications Equipment Co., Ltd and UTStarcom (China) Co., Ltd. dated November 22, 2002.
10.83*	Broadband Access Network General Terms and Conditions between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.84*	Broadband Access Equipment Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.85*	Broadband Access Services Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.86*	Broadband Access Software Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
21.1	Subsidiaries of UTStarcom.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2(10)	Consent of Willamette Management Associates.
24.1	Power of Attorney (included on signature page).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)
Incorporated by reference to the registrant's Registration Statement on Form S-3, which became effective July 18, 2001.

(8)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(9)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(10)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(11)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(12)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(13)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(b)
Reports on Form 8-K:

1.
UTStarcom filed a Report on Form 8-K with the Securities and Exchange Commission on August 29, 2002 in connection with its Repurchase of 6,000,000 shares of Common Stock from SOFTBANK Corp.

(c)
Exhibits

    See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February, 2003.

UTSTARCOM, INC.
By:	/s/ MICHAEL J. SOPHIE Michael J. Sophie Vice President of Finance, Chief Financial Officer and Assistant Secretary

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Hong Liang Lu and Michael J. Sophie, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HONG LIANG LU Hong Lu	President and Chief Executive Officer (principal executive officer) and Director	February 21, 2003
/s/ MICHAEL J. SOPHIE Michael J. Sophie	Vice President of Finance, Chief Financial Officer and Assistant Secretary (principal financial and accounting officer)	February 21, 2003
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	February 21, 2003
/s/ LARRY D. HORNER Larry D. Horner	Director	February 21, 2003
/s/ MASAYOSHI SON Masayoshi Son	Chairman of the Board of Directors	February 21, 2003
/s/ THOMAS J. TOY Thomas J. Toy	Director	February 21, 2003
/s/ YING WU Ying Wu	Executive Vice President, Chief Executive Officer, China Operations and Director	February 21, 2003

CERTIFICATIONS

I, Hong Liang Lu, certify that:

1.
I have reviewed this annual report on Form 10-K of UTStarcom, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ HONG LIANG LU Hong Liang Lu President and Chief Executive Officer

CERTIFICATIONS

I, Michael J. Sophie, certify that:

1.
I have reviewed this annual report on Form 10-K of UTStarcom, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 21, 2003

/s/ MICHAEL J. SOPHIE Michael J. Sophie Vice President of Finance, Chief Financial Officer and Assistant Secretary

INDEPENDENT ACCOUNTANTS REPORT ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of UTStarcom, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated January 23, 2003 also included an audit of the financial statement schedules in this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
January 23, 2003

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED)

REGISTRANT BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$117,003	$198,285
Short-term investments	80,662	86,176
Accounts receivable	234,917	116,265
Inventories	37,964	14,278
Other current assets	32,683	18,994

Total current assets	503,229	433,998
Property, plant and equipment, net	16,785	21,919
Investments in affiliated companies	346,645	223,200
Goodwill, net	43,542	33,549
Intangible assets, net	5,014	4,179
Deferred tax assets	9,335	8,270
Other long-term assets	1,545	383

Total assets	$926,095	$725,498

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,180	$11,354
Income taxes payable	6,099	7,458
Deferred revenue	18,934	8,874
Other current liabilities	21,487	15,925

Total current liabilities	159,700	43,611

Stockholders' equity:
Convertible preferred stock: $.00125 par value; authorized: 5,000,000 shares; issued and outstanding none at December 31, 2002 and 2001	—	—
Common stock: $.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 106,787,908 at December 31, 2002 and 109,302,816 at December 31, 2001	135	138
Additional paid-in capital	658,546	638,697
Deferred stock compensation	(11,766)	(6,045)
Retained earnings	120,520	49,146
Notes receivable from stockholders	(282)	(381)
Accumulated other comprehensive income (loss)	(758)	332

Total stockholders' equity	766,395	681,887

Total liabilities and stockholders' equity	$926,095	$725,498

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED)

CONDENSED INFORMATION AS TO THE
RESULTS OF OPERATIONS
OF THE REGISTRANT

(in thousands, except share and per share data)

	Years ended December 31,
	2002	2001	2000
Net sales	$359,265	$351,373	$267,384
Cost of sales	309,544	294,995	228,624

Gross profit	49,721	56,378	38,760

Operating expenses:
Selling, general and administrative expenses	38,793	25,199	14,814
Research and development expenses	9,146	56,937	40,957
Amortization of intangible assets	2,395	7,440	4,808
In-process research and development costs	670	4,720	—

Total operating expenses	51,004	94,296	60,579

Operating income	(1,283)	(37,918)	(21,819)
Interest income	4,454	7,832	12,426
Interest expense	(16)	(644)	(154)
Other income (expense), net	18,964	(1,737)	(139)
Equity in net income (loss) of affiliated companies	98,396	99,506	47,399

Income before income taxes and cumulative effect of a change of accounting principle	120,515	67,039	37,713
Income tax expense	12,653	10,085	9,720

Net income before cumulative effect of a change of accounting principle	107,862	56,954	27,993
Cumulative effect of a change in accounting principle, net of taxes	—	—	(980)

Net income	$107,862	$56,954	$27,013

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED)

CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT

(In thousands)

	Years ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,862	$56,954	$27,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on change in ownership interest in subsidiary	—	(277)	—
Depreciation and amortization	13,202	15,218	7,308
Non-qualified stock option exercise tax benefits	6,538	15,311	7,628
Write-off of in-process research and development costs	670	4,720	—
Impairment of long-term investments	4,442	3,376	—
Net loss on sale of assets	449	527	698
Cumulative effect of change in accounting principle	—	—	980
Stock compensation expense	3,100	5,201	11,560
Equity in net loss of affiliated companies	(95,608)	(97,816)	(47,399)
Changes in operating assets and liabilities:
Accounts receivable	(119,998)	(10,288)	(61,089)
Inventories	(22,995)	3,945	(6,744)
Other current and non-current assets	(12,908)	(19,060)	2,497
Accounts payable	98,947	(7,440)	14,363
Income taxes payable	(1,356)	3,459	(4,364)
Other current liabilities	4,649	2,956	(1,987)
Deferred revenue	10,060	(2,583)	10,957

Net cash provided by (used in) operating activities	(2,946)	(25,797)	(38,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,511)	(19,853)	(6,044)
Investment in affiliates	(27,447)	(18,135)	(8,945)
Acquisition of businesses, net of cash acquired	(17,705)	—	—
Purchases of intangible assets	—	(1,078)	—
Purchases of short-term investments	(85,688)	(89,625)	(124,096)
Sales of short-term investments	89,916	87,516	40,290

Net cash used in investing activities	(46,435)	(41,175)	(98,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	40,928	160,550	198,213
Repurchase of common stock	(72,929)	—	—
Proceeds (payments) from borrowings, net	—	(5)	(8)
Proceeds (payments) from stockholder notes	99	(67)	245

Net cash (used in) provided by financing activities	(31,902)	160,478	198,450

Effects of exchange rates on cash	1	(26)	—

Net increase (decrease) in cash and cash equivalents	(81,282)	93,480	61,076
Cash and cash equivalents at beginning of period	198,285	104,805	43,729

Cash and cash equivalents at end of period	$117,003	$198,285	$104,805

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.    BASIS OF PRESENTATION

        UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, intercompany transactions have not been eliminated. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended December 31, 2002. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

SCHEDULE II

UTSTARCOM, INC.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2002, 2001 and 2000.

Description	Balance at beginning of the period	Additions charged to costs and expenses	Deductions	Balance at end of the period
Year ended December 31, 2002
Allowance for doubtful accounts	$19,053	$7,434	$237	$26,250
Accrued product warranty costs	$6,271	$15,156	$8,130	$13,297
Year ended December 31, 2001
Allowance for doubtful accounts	$12,835	$6,218	$—	$19,053
Accrued product warranty costs	$3,133	$6,792	$3,654	$6,271
Year ended December 31, 2000
Allowance for doubtful accounts	$6,789	$6,448	$402	$12,835
Accrued product warranty costs	$1,236	$4,279	$2,382	$3,133

QuickLinks

UTSTARCOM, INC. TABLE OF CONTENTS
PART I FORWARD-LOOKING STATEMENTS
ADDITIONAL INFORMATION
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF UTSTARCOM
PART II
  ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
FACTORS AFFECTING FUTURE OPERATING RESULTS
RISKS RELATING TO OUR COMPANY
RISKS RELATING TO THE STRUCTURE AND REGULATION OF CHINA'S TELECOMMUNICATIONS INDUSTRY
RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA
RISKS RELATING TO OUR STOCK PERFORMANCE
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT ACCOUNTANTS
UTSTARCOM, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
UTSTARCOM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
UTSTARCOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
UTSTARCOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF UTSTARCOM, INC.
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14—CONTROLS AND PROCEDURES
  ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
CERTIFICATIONS
INDEPENDENT ACCOUNTANTS REPORT ON FINANCIAL STATEMENT SCHEDULES
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
  SCHEDULE I
UTSTARCOM, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS
  SCHEDULE II
UTSTARCOM, INC. Valuation and Qualifying Accounts and Reserves For the Years Ended December 31, 2002, 2001 and 2000.