Form 10-Q
period 2003-03-31
UTSTARCOM INC
filed 2003-05-12
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934).  Yes   ☒  No   ☐

As of May 2, 2003 there were 100,342,383 shares of the Registrant’s Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$562,141	$231,944
Short-term investments	42,000	107,305
Accounts receivable, net of allowances for doubtful accounts of $34,464 and $26,250 at March 31, 2003 and December 31, 2002, respectively	255,267	222,050
Inventories	794,468	424,666
Other current assets	175,225	121,407
Total current assets	1,829,101	1,107,372
Property, plant and equipment, net	106,880	98,511
Long-term investments	25,651	35,360
Goodwill and intangible assets, net	55,379	49,820
Other long-term assets	29,425	14,489
Total assets	$2,046,436	$1,305,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$476,885	$256,980
Income taxes payable	18,925	13,003
Deferred revenue	257,207	164,247
Other	118,243	104,927
Total current liabilities	871,260	539,157
Long-term debt	402,500	—
Total liabilities	1,273,760	539,157
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock: $0.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 107,496,542 and 106,787,908 at March 31, 2003 and December 31, 2002	136	135
Additional paid-in capital	626,235	658,546
Deferred stock compensation	(11,058)	(11,766)
Retained earnings	157,863	120,520
Receivable from stockholders	(282)	(282)
Other comprehensive income (loss)	(218)	(758)
Total stockholders' equity	772,676	766,395
Total liabilities and stockholders' equity	$2,046,436	$1,305,552

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended
	March 31, 2003	March 31, 2002
Net sales:
Unrelated parties	$272,004	$173,731
Related parties	58,516	9,959
	330,520	183,690

Cost of sales	217,835	118,048
Gross profit	112,685	65,642

Operating expenses:
Selling, general and administrative	37,583	23,686
Research and development	26,812	19,197
In-process research and development	1,320	—
Amortization of intangible assets	695	477
Total operating expenses	66,410	43,360

Operating income	46,275	22,282
Interest income	943	1,574
Interest expense	(639)	(688)
Other income, net	4,186	193
Equity in (loss) of affiliated companies	(975)	(793)
Income before income taxes and minority interest	49,790	22,568
Income tax expense	12,447	4,514
Minority interest in earnings of consolidated subsidiaries	—	(528)

Net income	$37,343	$17,526

Basic earnings per share	$0.35	$0.16

Diluted earnings per share	$0.33	$0.15

Weighted average shares used in per-share calculation:
- Basic	107,358	110,044
- Diluted	111,953	116,758

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,343	$17,526
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,910	5,198
Non-qualified stock option exercise tax benefits	1,449	1,997
Net loss on sale of assets	47	180
In-process research and development costs	1,320	—
Amortization of debt issuance	201	—
Warrants adjustment to fair value	80	440
Loss on sale of investment	80	—
Stock compensation expense	715	1,346
Allowance for doubtful accounts	8,214	3,046
Inventory reserve	2,495	1,655
Equity in net loss of affiliated companies	975	793
Minority interest in earnings of consolidated subsidiary	—	528
Changes in operating assets and liabilities:
Accounts receivable	(41,431)	(15,782)
Inventories	(372,297)	(12,019)
Other current and non-current assets	(55,314)	(3,403)
Accounts payable	219,905	(323)
Income taxes payable	5,922	1,751
Deferred revenue	92,960	(3,114)
Other current liabilities	12,206	(4,038)
Net cash used in operating activities	(77,220)	(4,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment, net	(15,169)	(7,273)
Investment in affiliates, net of cash acquired	(3,074)	(12,848)
Purchase of businesses and intangible assets, net of cash acquired	(1,292)	—
Purchase of short-term investments	(16,319)	—
Sales of short-term investments	91,876	40,154
Net cash provided by investing activities	56,022	20,033

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	4,026	32,553
Purchase of calls options	(43,792)	—
Proceeds from borrowing, net of expenses	391,431	20,482
Payments for borrowing	—	(27,711)
Proceeds from stockholder notes	—	(21)
Net cash provided by financing activities	351,665	25,303
Effects of exchange rates on cash	(270)	(133)
Net increase in cash and cash equivalents	330,197	40,984
Cash and cash equivalents at beginning of period	231,944	321,136
Cash and cash equivalents at end of period	$562,141	$362,120

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies are accounted for using the cost or equity method, as applicable.

The Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) in January 2003. FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The Company expects this could require consolidation of one of our non controlled affiliates under FIN 46, which is effective for the Company at the beginning of the interim period that starts July 1, 2003. The Company has a 90% ownership interest in UTStarcom (Chongqing) Co., Ltd., (“CUTS”) an affiliate incorporated in China that assembles and manufactures handsets for our Personal Access System, or PAS, product line. The Company does not have control of the voting rights of CUTS; however, the Company is the primary beneficiary. Therefore, this affiliate would be considered a VIE under FIN 46. The Company may be required to consolidate the results of operations of this affiliate commencing July 1, 2003. CUTS was formed in November 2002 and the results of operations of CUTS for the three months ended March 31, 2003 were not material to our results of operations. The maximum exposure to loss assuming there is no further investment is $4.5 million at March 31, 2003.

On March 4, 2003, the Company entered into an agreement to purchase certain assets and liabilities of the CommWorks division of 3Com Corporation, subject to regulatory approvals, the completion of the audit of the CommWorks division and other customary closing conditions, for $100.0 million in cash. CommWorks develops and deploys carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers. If the Company fails to close the acquisition by July 2, 2003 and all closing conditions have been satisfied, the Company will be required to pay 3Com Corporation a $10.0 million break-up fee. The transaction has been approved by the boards of directors of both companies and does not require stockholder approval.

The accompanying financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2002 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

2.             REVENUE RECOGNITION:

Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred as evidenced by customer acceptance, the fee is fixed or determinable and collectability is reasonably assured. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met. Any payments received prior to revenue recognition are recorded as deferred revenue. Shipping and handling costs are recorded as revenues and costs of revenues.

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements.  The Company’s multiple element arrangements primarily involve the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer.  Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the undelivered elements are not deemed essential to the functionality of the delivered elements and payment for the delivered elements is not contingent on delivery of the further elements.

3.             EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, warrants and convertible subordinated notes.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31
	2003	2002
Numerator:
Net income	$37,343	$17,526

Denominator:
Shares used to compute basic EPS	107,358	110,044
Dilutive common stock equivalent shares:
Stock options	4,567	6,685
Warrants	28	29
Shares used to compute diluted EPS	111,953	116,758

Basic earnings per share	$0.35	$0.16

Diluted earnings per share	$0.33	$0.15

Certain potential shares related to employee stock options and warrants outstanding during the three months ended March 31, 2003 and 2002 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. For the three months ended March 31, 2003, these shares totaled 5.6 million at a weighted average exercise price of $21.80 per share, compared to 0.5 million with a weighted average exercise price of $28.16 per share for the corresponding period in 2002. Also, for the three months ended March 31, 2003, 16.9 million potential shares outstanding related to the convertible subordinated notes were excluded from the diluted per-share computations as the contingencies which would allow for conversion of the notes had not been met as of March 31, 2003, and 16.9 million potential shares outstanding related to a written call option were excluded from the diluted per share computation as their effect is anti-dilutive (see Note 9).

4.             STOCK-BASED COMPENSATION:

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net income, as reported	$37,343	$17,526

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	499	959

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,315)	(4,857)

Proforma net income	$31,527	$13,628

Basic - as reported	$0.35	$0.16
Basic - pro forma	$0.29	$0.12

Diluted - as reported	$0.33	$0.15
Diluted - pro forma	$0.29	$0.12

5.             COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended March 31
	2003	2002

Net income	$37,343	$17,526
Unrealized gains (losses) on investments	574	(236)
Change in cumulative translation adjustments	(34)	(132)
Total comprehensive income	$37,883	$17,158

6.             CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

All of the Company’s short-term investments are classified as available-for-sale. At March 31, 2003, $144.1 million of available-for-sale securities were included in cash equivalents and $42.0 million of available-for-sale securities were included in short-term investments. At December 31, 2002, $105.0 million of available-for-sale securities were included in cash equivalents and $107.3 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income.

7.             INVENTORIES:

Inventories as of March 31, 2003 and December 31, 2002 consist of the following (in thousands):

	March 31, 2003	December 31, 2002

Raw materials	$125,347	$84,715
Work-in-process	31,230	26,915
Finished goods	637,891	313,036
	$794,468	$424,666

8.             ACQUISITIONS:

On October 16, 2002, the Company acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd. (“Shanghai Yi Yun”), a provider of synchronous digital hierarchy equipment.  The aggregate consideration paid by the Company was $0.2 million of cash and 342,854 shares of restricted stock valued at that time at $6.0 million.  In connection with the acquisition, Shanghai Yi Yun and each of the stockholders that received the 342,854 shares of restricted stock executed an indemnity escrow agreement in favor of the Company and such shares of restricted stock were placed in escrow.  In addition, the Company issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of the Company’s subsidiaries.  Such shares of restricted stock vest over five years, with accelerated vesting upon the achievement of specified milestones.  The Company has treated these 514,290 shares of restricted stock as deferred compensation.

Soon after the closing of the acquisition, the two founders (the “Founders”) of Shanghai Yi Yun were criminally charged with infringing upon certain intellectual property owned by their former employer.  The purchase agreement pursuant to which the Company acquired the assets of Shanghai Yi Yun is governed by the law of the People’s Republic of China (the “PRC”), and under PRC law, as advised by the Company’s PRC counsel, a contract may be rescinded if one party to the contract delays in performing its obligations or commits other acts in breach of the contract so that the purpose of the contract is frustrated.  In this case, since the Founders, who were hired by one of the Company’s subsidiaries following the closing of the acquisition, could not perform their obligations under the purchase agreement while they were detained on criminal charges of intellectual property infringement and their failure to perform was determined to frustrate the purpose of the purchase agreement, in December 2002, the Company’s PRC counsel advised the Company that the purchase agreement could possibly be rescinded and the 342,854 shares of restricted stock might not be released from escrow to the stockholders.  As of December 31, 2002, it was not known when the Founders’ infringement cases would be heard or how their infringement cases would be resolved.

Furthermore, if any of the intellectual property acquired by the Company in the acquisition was found to infringe on the intellectual property of the Founders’ former employer, the Company could assert a claim for indemnification under the indemnity escrow agreement and, depending on the damages incurred by the Company, up to all of the 342,854 shares of restricted stock would not be released from escrow to the stockholders.  As of December 31, 2002, the Company was unable to determine if any of the intellectual property acquired in the acquisition was the subject of the infringement charges.

Based on the uncertain status of the infringement charges against the Founders at December 31, 2002, it was possible that under PRC law, the purchase agreement could have been rescinded.  Also, if it was determined that the intellectual property acquired in the acquisition infringed on the intellectual property of the Founders’ former employer, the Company could file a claim for indemnification under the indemnity escrow agreement.  Therefore, because the outcome of the contingency was not determinable beyond a reasonable doubt and because of the possibility of rescission, the Company did not record the acquisition as of December 31, 2002.

                Since December 31, 2002, the Company has determined that the intellectual property acquired in the acquisition is not the subject of the infringement charges and does not believe that such intellectual property infringes on the intellectual property of the Founders’ former employer.  Additionally, the Company recently has learned that the cases against the Founders were transferred from a local public security authority to a national public security authority, which the Company’s PRC counsel believes is in a more neutral position to resolve their cases.  Based on the transfer, the Company believes that the Founders’ cases may be resolved in their favor in the future, thus eliminating a possible rescission of the purchase agreement.  Since the contingencies were determinable beyond a reasonable doubt as of March 31, 2003, the Company recorded the acquisition during the quarter ended March 31, 2003. The amount of the purchase price allocated to in-process research and development of $1.3 million, based on an appraisal by an independent valuation specialist, was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date.  Goodwill of $2.8 million was recorded in connection with the acquisition and is expected to be deductible for tax purposes. The acquisition will enable the Company to enter the synchronous digital hierarchy transport market with internally developed products. The results of operations of Shanghai Yi Yun will be included in the Company’s consolidated results of operations beginning April 1, 2003.

The following represents the allocation of the purchase price for Shanghai Yi Yun:

(in thousands)
Fair value of tangible net assets acquired	$250
Fair value of identified intangible assets - technology	1,870
In-process research and development	1,320
Excess of costs of acquiring Shangahi Yi Yun Telecom over fair value of identified net assets acquired (goodwill)	2,810
$6,250

9.             DEBT:

The following represents the outstanding long-term borrowings at March 31, 2003 and December 31, 2002 (in thousands):

Note	Rate	Maturity	March 31, 2003	December 31, 2002
Convertible Subordinated Notes	7/8%	March 1, 2008	$402,500,000	$—

The Company has unutilized borrowing facilities under lines of credit of $436.1 million as of March 31, 2003. $239.2 million of these expire in 2003 and $196.9 million of these facilities expire between 2004 and 2010.

The Company completed an offering on March 12, 2003, of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at a rate of 0.875 percent per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds.  At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of our common stock. The Company has agreed to file a shelf registration statement with respect to the resale of the notes and the common stock issuable upon the conversion of the notes with the SEC within 120 days of the issuance of the notes.

Concurrent with the issuance of the convertible notes, the Company has entered into convertible bond hedge and call option transactions with respect to its common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”

10.          WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows (in thousands):

	Three months ended March 31
	2003	2002

Beginning of period	$13,297	$6,721
Accruals for warranties issued during the period	8,283	2,293
Adjustments to accruals for changes in estimates	(4,552)	—
Settlements made during the period	(4,504)	(1,987)
End of period	$12,524	$7,027

Certain of the Company’s sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

The Company issues standby letters of credit primarily to support our international sales activities outside of China. When the Company submits a bid for an international tender offer, oftentimes, the written “Request For Proposal” from the potential customer will include a requirement that the Company issue a bid bond/standby letter of credit to demonstrate its commitment through the bid process.  In addition, depending on the contract, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees to protect customers from potential product delivery issues or performance problems. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

11.          LONG-TERM INVESTMENTS:

The Company’s investments are as follows (in thousands):

	March 31, 2003	December 31, 2002
Investment in Softbank China	$5,383	$5,526
Investment in Cellon International	8,000	8,000
Investment in China Telecom	673	9,106
Investment in Joint Venture with Matsushita	3,864	4,683
Investment in others	7,731	8,045
Total	$25,651	$35,360

The Company has invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded losses of $0.1 million and $0.4 million due to a other than temporary decline in the carrying value of this investment during the three months ended March 31, 2003 and 2002, respectively.

During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. The balance in this investment is $2.0 million at March 31, 2003.

The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on the cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three months ended March 31, 2003 and 2002, no impairment charge was considered necessary, based upon a review of the carrying value of these investments.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. The balance in this investment is $0.9 million at March 31, 2003.

                During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications, Inc., a technology company listed on NASDAQ, for approximately $3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave's common stock at $0.21 cents per share, which were valued at $0.2 million at March 31, 2003, using the Black-Scholes option-pricing model. The Company recorded the change in the carrying value of these securities of $0.2 million as of March 31, 2003, in comprehensive income in equity. The Company recorded a charge of $0.1 million in the first quarter of 2003 to reflect the decline in the fair value of the warrants.

In November 2002, the Company purchased approximately 0.5 million shares of common stock of China Telecom in its initial public offering for approximately $10.0 million. In January 2003, the Company sold the majority of these shares realizing a loss of $0.1 million, and currently holds 37,500 shares. China Telecom is the leading provider of wireline telephone, data and Internet and leased line services in four of the most economically developed regions of China, and its affiliates are customers of the Company. China Telecom is listed on the New York Stock Exchange.

12.          GOODWILL AND INTANGIBLE ASSETS:

The Company’s goodwill and intangible assets are as follows (in thousands):

	March 31, 2003	December 31, 2002

Goodwill	$47,641	$44,806
Purchased technology	10,990	7,570
Less accumulated amortization	(3,252)	(2,556)
	$55,379	$49,820

Amortization expense for intangible assets was $0.7 million and $0.5 million for the three months ended March 31, 2003 and 2002, respectively. Expected amortization expense for the next five fiscal years, beginning the year ended December 31, 2004, is $2.9 million, $0.9 million, $0.1 million, $0.0 million and  $0.0 million, respectively.

Goodwill increased by $2.8 million and intangible assets increased by $3.4 million during the three months ended March 31, 2003. This was mainly attributable to goodwill and purchased technology that was recorded on the acquisition of Shanghai Yi Yun in the first quarter of 2003. The Company also purchased technology for $1.6 million in cash during the three months ended March 31, 2003. The estimated useful life of purchased technology is three years.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 had the effect of eliminating amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company performs its annual impairment review in the fourth quarter of each year.

13.          SEGMENT REPORTING:

The Company provides telecommunications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”, the Company is considered a single reportable segment. Also the Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets.

                During the third quarter of 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, the Company has grouped all customers in Zhejiang province together and has treated these as one customer. At March 31, 2003, the Company had approximately 19 such customers in Zhejiang province. Giving effect to this treatment, for the three months ended March 31, 2003, sales to BB Technologies Corporation (“BBTC”), Sichuan Chengdu PTT and Heilongjiang PTT accounted for 18%, 11% and 11% of our net sales, respectively. For the three months ended March 31, 2002, sales to Zhejiang province accounted for 24% of our net sales and no other customer accounted for 10% or more of our consolidated net sales. Revenue attributable to Japan was primarily due to sales to BBTC. Sales to BBTC were $58.5 million for the three months ended March 31, 2003 and $10.0 million for the three months ended March 31, 2002.

Geographical area data and product data are as follows (in thousands):

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:

China	$129,108	$139,821	$268,929	$97,625	$69,573	$167,198
Japan	59,821	—	59,821	13,729	—	13,729
Other	1,632	138	1,770	2,763	—	2,763
Total net sales	$190,561	$139,959	$330,520	$114,117	$69,573	$183,690

Revenue attributable to the United States of America was insignificant during the three months ended March 31, 2003 and 2002.

Long-lived assets by geography are as follows (in thousands):

	March 31, 2003	December 31, 2002

U.S.	$44,216	$43,600
Foreign	118,043	104,731
Total long-lived assets	$162,259	$148,331

14.          COMMITMENTS AND CONTINGENCIES:

Litigation:

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore we are unable to currently estimate the loss if any associated with the litigation.

Investment Commitments:

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

15.          RELATED PARTY TRANSACTIONS:

The Company recognized revenue of $58.5 million and $10.0 million during the three months ended March 31, 2003 and 2002, respectively, with respect to sales of telecommunications equipment to BBTC, an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. BBTC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name YAHOO. The Company provides ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at March 31, 2003 is $58.7 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at March 31, 2003. Included in accounts receivable in respect of this agreement at December 31, 2002 was $0.8 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates. See Note 11.

                On August 29, 2002, the Company completed the repurchase of 6.0 million shares of the Company's common stock for $72.9 million from it’s largest shareholder, SOFTBANK America Inc. As part of this transaction, SOFTBANK signed a voluntary "lock up" agreement stipulating that it would not sell any of the Company’s common stock within the next six months.

This lock up agreement, which ended on March 1, 2003, coincided with the start of the Company’s "blackout period" in which insiders are not permitted to sell shares. The blackout period began March 1, 2003 and ended commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results on April 16, 2003.

On February 21, 2003, the Company agreed to release SOFTBANK America, Inc. from its obligation under a lockup agreement dated August 29, 2002 not to, directly or indirectly, offer, pledge, sell or otherwise dispose of or transfer its shares of the Company’s common stock prior to March 1, 2003 without obtaining the Company’s written consent.  The release applied to 10 million of the shares of the Company’s common stock held by SOFTBANK.

                On March 7, 2003 the Company agreed to repurchase 8.0 million shares of the Company’s common stock, beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase, which was completed on April 5, 2003, was $139.6 million, including transaction fees. In connection with this repurchase transaction, SOFTBANK entered into an agreement with us not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of April 5, 2003, SOFTBANK beneficially owned approximately 14.7% of the Company’s outstanding common stock.

16.          COUNTRY RISKS:

                Approximately 81% and 91% of the Company's net sales for the three months ended March 31, 2003 and 2002, respectively, were made in China. Accordingly, the Company's business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China and by the general state of China's economy. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Under China’s current regulatory structure, the communications products that the Company offers in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, the Company must ensure that the quality of the telecommunications equipment for which it has obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. China’s State Council’s product quality supervision department, in concert with China’s Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

                The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. The Company has obtained the required network access licenses for its AN-2000B platform. The Company has also obtained a probationary network access license for its mSwitch product, and after the trial period, an official network access license will be issued if the trial demonstrates that mSwitch satisfies all applicable government and industry standards. The Company applied for, but has not yet received, a network access license for its PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, the Company understands that its PAS systems and handsets are considered to still be in the trial period and that sales of the Company's PAS systems and handsets may continue to be made during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that the Company is selling or may sell in China, including the mSwitch platform. If the Company fails to obtain the required licenses, the Company could be prohibited from making further sales of the unlicensed products, including the PAS systems and handsets, in China, which would substantially harm its business, financial condition and results of operations. The Company's counsel in China has advised that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by such counsel in China, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Approximately 18% and 7% of the Company’s sales for the three months ended March 31, 2003 and 2002, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operation.

17.          RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The Company has not yet determined the impact of adopting EITF No. 00-21 on our consolidated results of operations or financial position.

The Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) in January 2003. FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The Company expects this could require consolidation of one of our non-controlled affiliates under FIN 46, which is effective for the Company at the beginning of the interim period that starts July 1, 2003. The Company has a 90% ownership interest in UTStarcom (Chongqing) Co., Ltd., (“CUTS”) an affiliate incorporated in China that assembles and manufactures handsets for our Personal Access System, or PAS, product line. The Company does not have control of the voting rights of CUTS; however, the Company is the primary beneficiary. Therefore, this affiliate would be considered a VIE under FIN 46. The Company may be required to consolidate the results of operations of this affiliate commencing July 1, 2003. CUTS was formed in November 2002 and the results of operations of CUTS for the three months ended March 31, 2003 were not material to our results of operations.  The maximum exposure to loss assuming there is no further investment is $4.5 million at March 31, 2003.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

                This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends; the manner in which customers in Chinese provinces negotiate for the purchase of our products; our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China’s county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation concerning the anticipated cost and completion date of our new Hangzhou manufacturing facility; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that we may use the remaining net proceeds of our convertible subordinated notes offering for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments, particularly in Softbank China; our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months; our expectations regarding the acquisition of the CommWorks division of 3Com Corporation, including accounting consequences such as the amortization of intangible assets and in process research and development write-offs; the impact of changes in general world and domestic economic conditions in light of the military conflict in Iraq; and the potential impact of the Severe Acute Respiratory Syndrome (“SARS”) on our operations and overall performance. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

OVERVIEW

Incorporated in 1991, UTStarcom designs, manufactures, and markets wireline and wireless broadband access and switching equipment that enables migration to next generation IP-based networks. Our operations are conducted primarily by our foreign subsidiaries that manufacture, distribute and support our products, principally in China. Our systems and products allow service providers to offer cost-efficient and expandable voice, data and Internet access services. Because our systems are based on widely adopted international communications standards, service providers can easily integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol and wireless network rollouts.

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

                Approximately 81% and 91% of our net sales for the three months ended March 31, 2003 and 2002, respectively, were in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China's economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in China’s governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer. Giving effect to this treatment, for the three months ended March 31, 2003, sales to BB Technologies Corporation , Sichuan Chengdu PTT and Heilongjiang PTT accounted for 18%, 11% and 11% of our net sales, respectively. For the three months ended March 31, 2002, sales to Zhejiang province accounted for 24% of our net sales and no other customer accounted for 10% or more of our consolidated net sales. At March 31, 2003, we have approximately nineteen customers in Zhejiang province.

                Whether this represents the beginning of a greater trend throughout China towards increased consolidation of negotiations and purchasing decisions into the control of provincial-level telecommunications service entities is unclear. To our knowledge, no telecommunications service entities in the other Chinese provinces in which we operate have centralized this process. However, the nature of negotiations in China is still evolving. If a trend toward consolidation of purchasing decisions into the control of provincial-level telecommunications service entities in China does emerge, it could possibly take a variety of forms. For example, some provincial-level telecommunications service entities could simply coordinate purchase decisions to be made by local telecommunications service providers, with local service providers retaining ultimate control over purchasing decisions. In other cases, however, provincial-level entities could wield greater control over the decision of whether or not to purchase our products. In any event, such a trend could streamline the negotiation process within Chinese provinces, but it could also place downward pressure on the prices we can charge for our products. We will continue to monitor business practices in China closely, and to the extent that any of these changes affect the manner in which our customers make their decisions about whether or not to purchase our products, we will re-evaluate what entities may best be described as our customers.

                Under China's current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. China’s State Council’s quality supervision department, in concert with China's Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-

2000B platform.  We have also obtained a probationary network access license for our mSwitch product, and after the trial period, an official network access license will be issued if the trial demonstrates that mSwitch satisfies all applicable government and industry standards. We have applied for, but have not yet received, a network access license for our PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period. However a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred as evidenced by customer acceptance, the fee is fixed or determinable and collectability is reasonably assured. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met. Any payments received prior to revenue recognition are recorded as deferred revenue. Shipping and handling costs are recorded as revenues and costs of revenues.

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements.  Our multiple element arrangements primarily involve the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer.  Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the undelivered elements are not deemed essential to the functionality of the delivered elements and payment for the delivered elements is not contingent on delivery of the further elements

                Cost of sales consists primarily of material costs, third party commissions, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers in China to manufacture and assemble most of our handsets.

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

                Amortization of intangible assets consists primarily of the amortization of intangible assets associated with acquisitions in China and outside of China and our acquisitions of Stable Gain International Ltd., Issanni Communications, Inc. (“Issanni”) and Advanced Communication Devices Corporation (“ACD”).

Consolidated equity in net income (loss) of affiliated companies comprised our 51% share of the earnings from Guangdong UTStarcom, Ltd. (“GUTS”), our Guangdong manufacturing subsidiary, which we accounted for using the equity method prior to our acquisition of the remaining 49% ownership interest in GUTS in May 2002. We previously accounted for this under the equity method because we did not have voting control over significant matters.

Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries UTStarcom China and UTStarcom Telecom Co., Ltd. (“HUTS”), which together accounted for approximately 63.2% of our revenues for the three months ended March 31, 2003, expired at the end of 2002 and 2001, respectively. The tax holidays were not extended for the entities, and for 2003, the national enterprise tax rates were increased from 7.5% to 15%, and from 10% to 15%, respectively. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two year national enterprise income tax exemption from the first profit-making year and a 50% national enterprise income tax reduction in the following three years. The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as UTStarcom, are currently entitled. We cannot be certain whether the government will implement such a unified tax structure, or, if implemented, whether it will adversely affect our financial results.

Minority interest in (earnings) loss of consolidated subsidiaries represented the share of earnings in HUTS, our Zhejiang manufacturing joint venture, attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002.

RECENT DEVELOPMENTS

                On March 4, 2003, we entered into an agreement to purchase certain assets and liabilities of the CommWorks division of 3Com Corporation, subject to regulatory approvals, the completion of the audit of the CommWorks division and other customary closing conditions, for $100.0 million in cash. CommWorks develops and deploys carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers. If we fail to close the acquisition by July 2, 2003 and all closing conditions have been satisfied, we will be required to pay 3Com Corporation a $10.0 million break-up fee. The transaction has been approved by the board of directors of both companies and does not require stockholder approval.

                On March 7, 2003, we agreed to repurchase 8.0 million shares of our common stock, beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase, which was completed on April 5, 2003, was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of April 5, 2003, SOFTBANK beneficially owned approximately 14.7% of our outstanding common stock.

On March 12, 2003 we sold $402.5 million of convertible subordinated notes due in 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 0.875 percent per annum, are convertible into UTStarcom common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of UTStarcom. Holders of the notes may convert their notes only if: (i) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds.  At the initial conversion price, each $1,000 principal amount of notes will  be convertible into approximately 42.0345 shares of our common stock. We used approximately $139.6 million of the net proceeds in the second quarter to repurchase 8 million of our shares beneficially owned by SOFTBANK America Inc. as described above. We also used approximately $43.8 million of the net proceeds to enter into convertible bond hedge and call option transactions with respect to our common stock to reduce the potential dilution from conversion of the notes. We intend to use the balance of the net proceeds for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital.  From time to time we may evaluate opportunities to acquire or invest in complementary businesses, technologies or products, and may use a portion of the net proceeds to enter into these types of transactions.

CRITICAL ACCOUNTING POLICIES

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

We also maintain allowances for doubtful accounts based on our assessment of the collectability of our accounts receivable. We continually monitor collections from our customers and maintain allowances for doubtful accounts based upon the age of outstanding invoices and any specific customer collection issues. Historically, doubtful accounts or credit losses have been within our expectations, and our doubtful account allowances have been adequate.

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

Inventories

                Our inventories are stated at the lower of cost or net realizable value, net of write-downs for excess, slow moving and obsolete inventory. Inventory write-downs are based on our assumptions about future market conditions and customer demand. We continually monitor our inventory valuation. Historically, the level of inventory write-downs, our inventory turnover and obsolescence experience have been within our expectations.

Research and Development and Software Development Costs

Our research and development costs are charged to expense as incurred. We capitalize costs incurred in the development of software that will ultimately be sold when technological feasibility has been attained and /or the development of the related product has been completed. Management judgment is required in assessing expected future revenues and changes in product technologies, and the ultimate recoverability of our capitalized software development costs.

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

Goodwill and Intangibles

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. We perform our annual goodwill impairment review in the fourth quarter of each year.

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

RELATED PARTY TRANSACTIONS

We recognized revenue of $58.5 million and $10.0 million during the three months ended March 31, 2003 and 2002, respectively, with respect to sales of telecommunications equipment to BBTC, an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of ours. BBTC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name YAHOO. We provide ADSL technology to BBTC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at March 31, 2003 is $58.7 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at March 31, 2003. Included in accounts receivable in respect of this agreement at December 31, 2002 was $0.8 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002.

We invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of ours. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We account for this investment under the cost method and recorded losses of $0.1 million and $0.4 million due to a other than temporary decline in the carrying value of this investment during the three months ended March 31, 2003 and 2002, respectively.

During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of ours. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. The balance in this investment is $2.0 million at March 31, 2003.

                On August 29, 2002, we completed the repurchase of $6.0 million shares of our common stock for $72.9 million from our largest shareholder, SOFTBANK America Inc. As part of this transaction, SOFTBANK signed a voluntary "lock up" agreement stipulating that it would not sell any of our common stock within the next six months. This lock up agreement, which ended on March 1, 2003, coincided with the start of our "blackout period" in which insiders are not permitted to sell shares. The blackout period began March 1, 2003 and ended commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results on April 16, 2003.

On February 21, 2003, we agreed to release SOFTBANK America Inc. from its obligation under a lockup agreement dated August 29, 2002 not to, directly or indirectly, offer, pledge, sell or otherwise dispose of or transfer its shares of our common stock prior to March 1, 2003 without obtaining our written consent.  The release applied to 10 million of the shares of our common stock held by SOFTBANK.

                On March 7, 2003, we agreed to repurchase 8.0 million shares of our common stock, beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase, which was completed on April 5, 2003, was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of April 5, 2003, SOFTBANK beneficially owned approximately 14.7% of our outstanding common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

NET INCOME

For the three months ended March 31, 2003, net income increased 113% to $37.3 million as compared to net income of $17.5 million for the three months ended March 31, 2002. The increase in net income was mainly a result of the higher growth in our gross profit, which increased by 72%, as compared to the growth in operating expenses, which increased by 53%. We will continue to focus our efforts on the efficient management of our operating expenses, including continued cost reduction, manufacturing efficiencies and the redesign of our products for our PAS systems.

NET SALES

Our net sales increased 80% to $330.5 million for the three months ended March 31, 2003 from $183.7 million for the corresponding period in 2002. Sales of telecommunications equipment for the three months ended March 31, 2003 were $190.6 million, an increase of $76.4 million or 67% as compared to the three months ended March 31, 2002. Sales of subscriber handsets for the three months ended March 31, 2003 were $139.9 million, an increase of $70.4 million or 101%, as compared to the three months ended March 31, 2002. In particular, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $124.5 million, $65.7 million, $140.0 million and $0.3 million, respectively, and represented 38%, 20%, 42% and 0% of our net sales for the three months ended March 31, 2003, respectively. Sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $93.2 million, $16.5 million, $69.6 million and $4.4 million, respectively, and represented 51%, 9%, 38% and 2% of our net sales for the three months ended March 31, 2002, respectively. Our mSwitch products are included with our iPAS product offering. We do not expect the percentage of revenues attributed to these products to change significantly in the near future.  In particular, we expect that, in 2003, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment and PAS handsets will represent approximately 40-45%, 20-25% and 35-40% of our net sales, respectively.

Sales of iPAS/PAS equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 81% and 91% of our net sales for the three months ended March 31, 2003 and 2002, respectively. International sales of telecommunication equipment increased to $61.6 million for the three months ended March 31, 2003 as compared to $16.5 million for the three months ended March 31, 2002, primarily driven by sales of IP-DSLAM equipment to BBTC in Japan to support its ADSL rollout. Sales in Japan for the three months ended March 31, 2003 and 2002, accounted for 18% and 7% of our net sales, respectively. For the three months ended March 31, 2003, sales to BBTC, Sichuan Chengdu PTT and Heilongjiang PTT accounted for 18%, 11% and 11% of our net sales, respectively.  During 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer. At March 31, 2003, we had approximately 19 such customers in Zhejiang province. For the three months ended March 31, 2002, sales to Zhejiang province accounted for 24% of our net sales.

COST OF GOODS SOLD

During the three months ended March 31, 2003, our cost of goods sold as a percentage of sales increased to 65.9% from 64.3 % in the corresponding period.  This increase can be primarily attributed to the fact that a higher proportion of our sales are lower margin handsets, which comprised 42% and 38% of our sales for the three months ended March 31, 2003 and 2002, respectively.

GROSS PROFIT

Gross profit increased by 72% to $112.7 million for the three months ended March 31, 2003 from $65.6 million for the corresponding period in 2002. Gross profit, as a percentage of net sales, was 34% for the three months ended March 31, 2003 and 36% for the three months ended March 31, 2002. Gross profit, as a percentage of net sales, decreased primarily due to a higher level of lower margin handset sales, which comprised 42% and 38% of our sales for the three months ended March 31, 2003 and 2002, respectively. We believe our lower margin handset sales will increase somewhat during future periods. In addition, we believe that there will be continued competitive market pricing pressures on our other products in line with current trends in the industry. However, we believe that cost efficiencies arising from the continued cost reduction, manufacturing efficiencies and redesign of our products for our PAS systems will partially offset the impact of these factors on our gross profit as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE

                Selling, general and administrative expenses increased 59% to $37.6 million for the three months ended March 31, 2003 from $23.7 million for the corresponding period in 2002. The increase in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling and administrative headcount increased to 1,810 employees at March 31, 2003 as compared to 1,125 employees at March 31, 2002. Selling, general and administrative expenses as a percentage of net sales were 11% and 13% for the three months ended March 31, 2003 and 2002, respectively. We expect our selling, general and administrative expenses to increase in absolute dollar amounts in future periods as sales and marketing activities increase and we incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 40% to $26.8 million for the three months ended March 31, 2003 from $19.2 million for the corresponding period in 2002. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. Research and development headcount increased to 1,440 employees at March 31, 2003 as compared to 1,058 employees at March 31, 2002. As a percentage of net sales, research and development expenses were 8% and 11% for the three months ended March 31, 2003 and 2002, respectively. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

                In-process research and development costs of $1.3 million during the three months ended March 31, 2003 resulted from our acquisition of  Shanghai Yi Yun and was based on an appraisal by an independent valuation specialist.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $0.7 million for the three months ended March 31, 2003 and $0.5 million for the three months ended March 31, 2002. The increase in amortization expense is mainly due to additional amortization of intangibles recorded upon our acquisition of Issanni in April 2002.

INTEREST INCOME (EXPENSE), NET

Net interest income was $0.3 million for the three months ended March 31, 2003 and $0.9 million for the corresponding period in 2002. The decrease was primarily due to lower balances in cash and cash equivalents on average during the three months ended March 31, 2003 as compared to 2002. In addition, average interest rates on deposits decreased from 1.5% to 1.0%.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $4.2 million of income for the three months ended March 31, 2003 and $0.2 million of income for the corresponding period in 2002. The current quarter’s other income (expense), net was primarily due to a reinvestment incentive payment received in China of $3.9 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Consolidated equity in the net loss of affiliated companies was $1.0 million for the three months ended March 31, 2003 and $0.8 million for the corresponding period in 2002. The current quarter’s equity income (loss) was primarily due to our share of losses relating to a joint venture agreement we entered into on July 5, 2002 with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunication products. We have a 49% ownership interest in this joint venture company.  The equity loss for 2002 is in respect of losses at our Guangdong manufacturing subsidiary. In May 2002, we acquired the remaining 49% ownership interest in GUTS, which is now a wholly-owned subsidiary. Its results of operations are included in our consolidated financial statements beginning June 1, 2002. Prior to May 2002, GUTS was accounted for using the equity method of accounting.

INCOME TAX EXPENSE

Income tax expense was $12.4 million for the three months ended March 31, 2003 and $4.5 million for the corresponding period in 2002. The increase in income tax expense was due to our increasing income. The effective tax rate was 25% and 20% for the three months ended March 31, 2003 and 2002, respectively. The increase in our effective tax rate is due primarily to the expiration of certain tax holidays in China and the fact that more of our revenue will be attributed to higher tax rate jurisdictions as we expand our business globally. The future rate may vary due to a variety of factors, including, but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

Minority interest in earnings of consolidated subsidiaries was $0.0 million for the three months ended March 31, 2003 and $0.5 million for the corresponding period in 2002. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary of UTStarcom.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 we had lines of credit totaling $436.1 million available for future borrowings.  We have not guaranteed any debt not included in the consolidated balance sheet. At March 31, 2003, we had working capital of $957.9 million, including $562.1 million in cash and cash equivalents and $42.0 million of short-term investments.

Net cash used in operations for the three months ended March 31, 2003 of $77.2 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $372.3 million, $41.4 million and $55.3 million, respectively.  This was partially offset by net income of $37.3 million, adjusted for non-cash charges including depreciation and amortization expense of $7.9 million and allowance for doubtful accounts of $8.2 million, as well as growth in accounts payable of $219.9 million, other accrued liabilities of $12.2 million, deferred revenue of $93.0 million and income taxes payable of $5.9 million. Net cash used in operations for the three months ended March 31, 2002 of $4.2 million was primarily due to net income of $17.5 million, adjusted for depreciation and amortization expense of $5.2 million, amortization of deferred stock compensation expense of $1.3 million, non-qualified stock option exercise tax benefits of $2.0 million, inventory reserve of $1.7 million, allowance for doubtful accounts of $3.0 million and an increase in income taxes payable of $1.8 million. This was more than offset by an increase in inventories, accounts receivable and other current and non-current assets of $12.0 million, $15.8 million and $3.4 million, respectively, and decreases in deferred revenue and other current liabilities of $3.1 million and $4.0 million, respectively.

Net cash provided by investing activities for the three months ended March 31, 2003 of $56.0 million was primarily due to net sales of short-term investments of $75.6 million offset by purchases of property, plant and equipment of $15.2 million. Net cash provided by investing activities for the three months ended March 31, 2002 of $20.0 million was primarily due to sales of short-term investments of $40.2 million, partially offset by purchases of plant, property and equipment of $7.3 million and investment in affiliates of $12.8 million.

Net cash provided by financing activities for the three months ended March 31, 2003 of $351.7 million was primarily due to the offering of convertible subordinated notes of $391.4 million and proceeds from the exercise of stock options of $4.0 million, offset by purchases of call options for $43.8 million. Net cash provided by financing activities for the three months ended March 31, 2002 of $25.3 million was primarily due to net proceeds of $28.9 million from the exercise of the over-allotment option by our underwriters in connection with the public offering of our common stock in February 2002 and $3.6 million from the issuance of common stock through the exercise of stock options.  This was offset by net payments of $7.2 million on borrowings under our lines of credit.

We completed an offering on March 12, 2003 of $402.5 million of convertible subordinated notes due in 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. We used $43.8 million of the net proceeds in the second quarter to enter into convertible bond hedge and call option transactions with respect to our common stock to reduce the potential dilution from conversion of the notes.  We used $139.6 million of the net proceeds in the second quarter to repurchase 8 million of our shares of common stock beneficially owned by SOFTBANK America, Inc., pursuant to an agreement we entered into on March 7, 2003. On March 4, 2003, we entered into an agreement to purchase certain assets and liabilities of the CommWorks division  of 3Com Corporation for $100.0 million in cash, subject to regulatory approvals, the completion of the audit of the CommWorks division and other customary closing conditions. The acquisition is expected to close by the end of June 2003. If the Company fails to close the acquisition by July 2, 2003 and all closing conditions have been satisfied, the Company will be required to pay 3Com a $10.0 million break-up fee. The transaction has been approved by the boards of directors of both companies and does not require stockholder approval.

In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of March 31, 2003, we have completed the foundation and groundwork and have commenced construction of the building. We expect that construction of the new facility will be completed in 2003 or 2004 at a projected cost of approximately $95.6 million. Capital expenditures for the facility were $38.6 million in 2002 and $5.2 million in the three months ended March 31, 2003.

Our principal commitments at March 31, 2003 consist of obligations under operating leases and a commitment to invest up to an additional $4.0 million in one of our investments. We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2007. We did not have any borrowings under our lines of credit at March 31, 2003.

We have not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or the availability of, or requirements for, capital resources.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Sales outside China are generally denominated in US dollars. We cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account March 31, 2003 was approximately $122.2 million. As of March 31, 2003 and December 31, 2002, we were not engaged in any hedging activities and did not hold any derivative financial instruments in respect of these Japanese Yen purchases.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of March 31, 2003, we had cash, restricted cash and investments, of $612.5 million and lines of credit totaling $436.1 million available for future borrowings. $239.2 million of these expire in 2003 and $196.9 million of these facilities expire between 2004 and 2010. However, in the event that our current cash balances, future cash flows from operations and current lines of credit are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our obligations under contractual obligations and commercial commitments are primarily with regards to leasing arrangements, standby letters of credit and convertible subordinated notes and are as follows (in thousands):

	March 31, 2003
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Operating leases	$12,234	$6,312	$4,713	$1,209
Convertible Subordinated Notes	$402,500	$—	$—	$402,500
Other Commercial Commitments
Standby letters of credit	$8,382	$8,382	$—	$—

We issue standby letters of credit primarily to support our international sales activities outside of China. When we submit a bid for an international tender offer, oftentimes, the written “Request For Proposal” from the potential customer will include a requirement that we issue a bid bond/standby letter of credit to demonstrate our commitment through the bid process.  In addition, depending on the contract, we may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees to protect customers from potential product delivery issues or performance problems. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements We have not yet determined the impact of adopting EITF No. 00-21 on our consolidated results of operations or financial position.

The Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) in January 2003. FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. We expect this could require consolidation of one of our non-controlled affiliates under FIN 46, which is effective for us at the beginning of the interim period that starts July 1, 2003. We have a 90% ownership interest in UTStarcom (Chongqing) Co., Ltd. (“CUTS”), an affiliate incorporated in China, that assembles and manufactures handsets for our Personal Access System, or PAS, product line. We do not have control of the voting rights of CUTS; however, we are the primary beneficiary. Therefore, this affiliate would be considered a VIE under FIN 46. We may be required to consolidate the results of operations of this affiliate commencing July 1, 2003. CUTS was formed in November 2002 and the results of operations of CUTS for the three months ended March 31, 2003 were not material to our results of operations.  The maximum exposure to loss assuming there is no further investment is $4.5 million at March 31, 2003.

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

•                                          changes in our customers’ subscriber growth rate;

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

•                                          the impact on operations and demand, particularly in the Far East, of the SARS outbreak;

•                                          the impact of changes in general world and domestic economic conditions in light of the military conflict in Iraq;

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

COMPETITION IN OUR MARKETS MAY LEAD TO REDUCED PRICES, REVENUES AND MARKET SHARE

We are increasingly facing intense competition in our target markets, especially from domestic companies in China. We believe that our strongest competition in the future may come from these companies, many of which operate under lower cost structures and more favorable governmental policies and have much larger sales forces than we do. Furthermore, other companies not presently offering competing products may also enter our target markets, particularly with the reduction of trade restrictions as a result of China’s admission to the World Trade Organization, or WTO. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may also be able to offer significant financing arrangements to service providers, in some cases facilitated by government policies, which is a competitive advantage in selling systems to service providers with limited financial and currency resources. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, financial condition and results of operations.

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

OUR BUSINESS MAY SUFFER IF WE ARE UNABLE TO COLLECT PAYMENTS FROM OUR CUSTOMERS ON A TIMELY BASIS

Our customers often must make a significant commitment of capital to purchase our products. As a result, any downturn in a customer’s business that affects the customer’s ability to pay us could harm our financial condition. Moreover, accounts receivable collection cycles historically tend to be much longer in China than in other markets. The failure of any of our customers to make timely payments could require us to write-off accounts receivable or increase our accounts receivable reserves, either of which could adversely affect our financial condition.

THE PENDING ACQUISITION OF THE COMMWORKS DIVISION OF 3COM CORPORATION MAY NOT BE CONSUMMATED

On March 4, 2003, we entered into an agreement to purchase certain assets and liabilities of the CommWorks division of 3Com Corporation for $100.0 million in cash.  The transaction is expected to close by the end of June 2003.  However, the consummation of the acquisition is subject to regulatory approvals, the completion of the audit of the CommWorks division, and other customary closing conditions.  If we fail to close the acquisition by July 2, 2003 and all closing conditions have been satisfied, we will be required to pay to 3Com Corporation a $10.0 million break-up fee.  We expect the transaction to result in approximately $20.0 million to $30.0 million of intangible assets to be amortized over four years and also expect to incur a one-time charge, estimated at $8.0 million to $12.0 million, associated with the write-off of in-process research and development in the quarter in which the transaction closes.  The foregoing amounts represent our current estimates but are subject to change following the completion of an asset valuation.  We cannot assure you that the acquisition will ever be consummated.

COMMWORKS HAS EXPERIENCED SEQUENTIALLY DECLINING ANNUAL REVENUE AND SUBSTANTIAL OPERATING LOSSES

Based on information provided by 3Com Corporation in its public filings, CommWorks has experienced sequentially declining annual revenue for the past several years and has experienced substantial operating losses during these periods.  There can be no assurance that CommWorks will not continue to do so following its acquisition by us.  For SEC reporting purposes, CommWorks has been treated as a separate segment by 3Com Corporation; however, CommWorks is not a separate legal entity.  Since CommWorks does not operate as a separate legal entity, complete historical financial statements for CommWorks have not yet been prepared.  The audited financial statements, when prepared, may differ significantly from the information reported by 3Com Corporation in its financial statements.  Furthermore, historical results of the CommWorks operations may not be indicative of the results to be expected from those operations as they are integrated into our business.

OUR ACQUISITION OF COMMWORKS COULD BE DIFFICULT TO INTEGRATE, MAY DISRUPT OUR BUSINESS AND COULD HARM OUR OPERATING RESULTS

Even if the transaction is consummated, our management and financial controls, personnel, computer systems and other corporate support systems may not be adequate to manage the increase in the size and scope of our operations as a result of the completed acquisition.  In addition, we may not be able to generate revenue from the CommWorks operations consistent with historical results.  We may not be able to realize the synergies that we expect will result from the addition of the CommWorks assets to our business.  Although our acquisition of CommWorks is structured as the acquisition of selected assets and liabilities, we cannot assure you that we will not assume or become subject to, as a result of the acquisition, liabilities that have an adverse impact on our financial position or results of operations.  We also expect that CommWorks will need a significant working capital investment from us and/or an available debt facility.  If additional financing is needed to fund the CommWorks operations, we cannot assure you that such financing will be available to us on commercially reasonable terms, or at all.

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

The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our Chairman of the Board, President and Chief Executive Officer, and Ying Wu, our Executive Vice President and Chief Executive Officer of China Operations. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.

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

ANY ACQUISITIONS THAT WE UNDERTAKE COULD BE DIFFICULT TO INTEGRATE, DISRUPT OUR BUSINESS, DILUTE OUR STOCKHOLDERS AND HARM OUR OPERATING RESULTS

                We may acquire other businesses, products and technologies. For example, on March 4, 2003, we entered into an agreement to purchase certain assets and liabilities of the CommWorks division of 3Com Corporation, subject to regulatory approvals, the completion of the audit of the CommWorks division and other customary closing conditions, for $100.0 million in cash.  In addition, during 2002 we acquired Issanni, a remote access server and local access technology company and assets and intellectual property of Shanghai Yi Yun, a provider of synchronous digital hierarchy transmission equipment. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of the acquired company.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

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

WE MAY BE SUBJECT TO CLAIMS THAT WE INFRINGE THE INTELLECTUAL PROPERTY OF OTHERS, WHICH COULD SUBSTANTIALLY HARM OUR BUSINESS

                The industry in which we compete is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights.  From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others.  Regardless of their merit, responding to such claims could be time consuming, divert management’s attention and resources and cause us to incur significant expenses.

                We may, in the future, become subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation may also be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation or threatened intellectual property litigation could be costly, and adverse determinations or settlements could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from or pay royalties to third parties which may not be available on commercially reasonable terms, if at all, and/or prevent us from manufacturing or selling our products, which could cause disruptions to our operations or the markets in which we compete.

                In the event that there is a successful claim of infringement against us and we fail to develop non-infringing technology or license the propriety rights on commercially reasonable terms and conditions, our business, results of operations or financial condition could be materially and adversely impacted.

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

RISKS RELATING TO THE STRUCTURE AND REGULATION OF CHINA’S
TELECOMMUNICATIONS INDUSTRY

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

At the end of May 2000, we became aware of an internal notice, circulated within the Ministry of Information Industry, announcing a review of PHS-based telecommunications equipment for future installation into China’s telecommunications infrastructure. The Ministry of Information Industry requested service providers to temporarily halt new deployments of PHS-based telecommunications equipment, including our PAS systems and handsets, pending conclusion of a review by the Ministry of Information Industry. Subsequently, at the end of June 2000, the Ministry of Information Industry issued a notice stating that it had concluded its review of PHS-based equipment and that the continued deployment of PHS-based systems, such as our PAS systems and handsets, in China’s county-level cities, towns and villages would be permitted. In addition, the notice stated that deployments within large and medium-sized cities would only be allowed in very limited areas of dense population, such as campuses, commercial buildings and special development zones. The notice confirmed, however, that new citywide deployments of our PAS system in large and medium cities would not be permitted. Failure of the Ministry of Information Industry to permit the sale or deployment of our PAS systems and handsets, or the sale or deployment of our other products, or the imposition of additional limitations on their sale in the future could have a material adverse effect on our business and financial condition. The Ministry of Information Industry may conduct further reviews or evaluations of PHS-based telecommunications equipment or may change its position regarding PHS-based systems in the future.

CHINA’S TELECOMMUNICATIONS REGULATORY FRAMEWORK IS IN THE PROCESS OF BEING DEVELOPED, WHICH HAS LED TO UNCERTAINTIES REGARDING HOW TO CONDUCT OUR BUSINESS IN CHINA

China does not yet have a national telecommunications law. However, to provide a uniform regulatory framework for the telecommunication industry, the Chinese government is currently preparing a draft of such a law (the “Telecommunication Law”). If and when the Telecommunication Law is adopted by the National People’s Congress or its standing committee, it is expected to provide a new regulatory framework for telecommunications regulation in China. We do not yet know the final nature or scope of the regulation that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

China’s telecommunications regulatory framework is in the process of being developed. In September 2000,  China’s State Council issued the Telecommunications Regulations of the People’s Republic of China, known as the Telecom Regulations. The Telecom Regulations cover telecommunications services and market regulations, pricing, interconnection and connection, as well as telecommunications construction and security issues. In May 2001, China’s Ministry of Information Industry issued the Administrative Measures of Network Access Licenses to implement the Telecom Regulations. Regulations in this area often require subjective interpretation and, given the relative infancy of the Telecom Regulations and the implementing regulations, we do not know how the regulations will be interpreted or enforced. As a result, our attempts to comply with these regulations may be deemed insufficient by the appropriate regulatory agencies, which could subject us to penalties that adversely affect our business.

OUR BUSINESS MAY SUFFER AS A RESULT OF THE RECENT RESTRUCTURING OF CHINA TELECOM

In February 1999, China’s State Council approved a restructuring plan for the China Telecom system, under which the telecommunications operations of the China Telecom system were separated along four business lines: fixed line, mobile, paging and satellite communications services. Following the announcement, we observed a reduction in orders from our main customers in China, the local telecommunications companies (the “Telecommunications Companies”), which we attributed to the uncertainties surrounding the restructuring and the ultimate impact the restructuring would have on the Telecommunications Companies.

Effective in May 2002, China Telecom was split into two entities by region, northern and southern. The 10 northern provinces, municipalities and autonomous regions of China Telecom were merged with China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. to form a new company known as China Netcom (“China Netcom”). The remaining 21 provinces, municipalities and autonomous regions now constitute the southern entity, and have kept the name of China Telecom (the “New China Telecom”). China Netcom inherited 30% of the old China Telecom’s national backbone network, with the rest going to the New China Telecom. As this change is very recent, we cannot be certain what impact the restructuring of China Telecom will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our Telecommunications Company customers associated with the restructuring. Additionally, China Telecom completed its initial public offering in November 2002, and is now a publicly listed on the New York Stock Exchange. Moreover, following any restructuring, China Netcom, the New China Telecom or any other entity that may replace it as a result of any subsequent restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

WE DO NOT HAVE SOME OF THE LICENSES WE ARE REQUIRED TO HAVE TO SELL OUR NETWORK ACCESS PRODUCTS IN CHINA

Under China’s current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. China’s State Council’s product quality supervision department, in concert with China’s Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000B platform. . We have also obtained a probationary network access license for our mSwitch product, and after the trial period, an official network access license will be issued if the trial demonstrates that mSwitch satisfies all the applicable government and industry standards. We have applied for, but have not yet received, a network access license for our PAS systems and handsets. Based upon conversations with China’s Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

MOST OF OUR CUSTOMERS IN CHINA HAVE HISTORICALLY BEEN PART OF THE CHINA TELECOM SYSTEM AND UNDER CHINA TELECOM’S ULTIMATE CONTROL; FOLLOWING THE RECENT RESTRUCTURING OF CHINA TELECOM, MOST OF OUR CUSTOMERS IN CHINA ARE NOW PART OF THE NEW CHINA TELECOM OR CHINA NETCOM, AND ARE SUBJECT TO THEIR ULTIMATE CONTROL

Our main customers in China are the local Telecommunications Companies (formerly known as Telecommunications Bureaus) which historically operated under China Telecom, China’s state-owned fixed line operator, and were subject to its ultimate control. Following the recent restructuring of China Telecom, the Telecommunications Companies now operate under the ultimate control of either the New China Telecom or China Netcom. China Telecom completed its initial public offering in November 2002, and is listed on the New York Stock Exchange. Policy statements may be issued and decisions may be made by New China Telecom and China Netcom, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999, China Telecom prohibited all Telecommunications Companies from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by China’s Ministry of Information Industry. As most of our sales are generated from our operations in China, any decisions by the New China Telecom or China Netcom restricting or prohibiting the sales or deployment of our products could cause significant harm to our business.

OUR CUSTOMER BASE IN CHINA COULD EFFECTIVELY BECOME INCREASINGLY CONCENTRATED IF MORE PURCHASING DECISIONS ARE COORDINATED OR MADE BY PROVINCIAL OR GREATER REGIONAL TELECOMMUNICATIONS SERVICE ENTITIES RATHER THAN BY LOCAL TELECOMMUNICATIONS SERVICE PROVIDERS

We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all customers in Zhejiang province together and have treated these as one customer for the three months ended March 31, 2003 and the comparative periods presented. For the three months ended March 31, 2003, sales to Zhejiang province did not account for 10% or more of our consolidated net sales. For the three months ended March 31, 2002, sales to Zhejiang province accounted for 24% of our net sales. At March 31, 2003, we have approximately nineteen customers in Zhejiang province.

                Whether this represents the beginning of a greater trend throughout China towards increased consolidation of negotiations and purchasing decisions into the control of provincial-level telecommunications service entities is unclear. If an increasing number of purchasing decisions and negotiations are controlled on a larger regional level in China by provincial-level telecommunications service entities, this would effectively result in a concentration of our customer base. Our financial results may increasingly depend in significant part upon the success of a few major customers and  our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the telecommunications industry, may have a material adverse effect on our business, financial condition and results of operations. In addition to the business risks associated with dependence on major customers, significant customer concentration may also result in significant concentrations of accounts receivable. Significant and concentrated receivables would expose us to additional risks, including the risk of default by one or more customers representing a significant portion of our total receivables. If we are required to take additional accounts receivable reserves, our business, financial condition and results of operations would be materially adversely affected.

OUR ABILITY TO SELL OUR PAS WIRELESS SYSTEMS AND HANDSETS COULD BE SIGNIFICANTLY IMPAIRED IF THE NEW CHINA TELECOM OR CHINA NETCOM ARE GRANTED, OR IF THEY OTHERWISE ACQUIRE, MOBILE LICENSES ALLOWING THE NEW CHINA TELECOM OR CHINA NETCOM TO DELIVER CELLULAR SERVICES

The New China Telecom and China Netcom hold and operate the fixed line telephone and data communications assets in China, and currently do not have the licenses necessary to offer cellular services. To offer wireless services to end users, the Telecommunications Companies must offer services that can be delivered over wireline networks, such as those delivered over our PAS wireless systems and handsets. China’s media sources have widely reported that after the restructuring of China Telecom, China’s Ministry of Information Industry may grant mobile licenses to New China Telecom or China Netcom, or to both. If China’s Ministry of Information Industry does grant a mobile license to New China Telecom or China Netcom, or to both, or if such entities otherwise acquire mobile licenses, local Telecommunications Companies will be free to offer cellular services such as GSM or CDMA to their customers, and they may therefore elect not to deploy our PAS systems and handsets. If this were to occur, we could lose current and potential customers for our PAS systems and handsets, and our financial condition and results of operations could be materially adversely affected.

CHANGES IN TELECOMMUNICATIONS RATES OR PRICING POLICIES MAY RESULT IN DECREASED DEMAND FOR OUR PRODUCTS

In November 2000, China’s Ministry of Information Industry announced significant changes in rates for telecommunications services in China. While long distance, international, leased line and Internet connection fees were cut by up to 70%, the rates for local telephone services, which include certain types of wireless access services such as those offered over our PAS systems and handsets, were increased, from approximately $0.01 per minute to approximately $0.02 per minute. The increase in rates may result in a reduced demand by end users for wireless services delivered over our PAS system and a corresponding decline in demand for our products. In addition, mobile operators are offering price incentive plans that could impact demand for our products. Additionally, China’s Ministry of Information Industry may implement future rate changes for wireline or wireless services in China or change telecommunications pricing policies, including allowing carriers to set prices based on market conditions, any of which may lead to reduced demand for our systems and products and result in a material adverse effect on our business or results of operations.

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

SALES IN CHINA HAVE ACCOUNTED FOR MOST OF OUR SALES, AND THEREFORE, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE TO A SIGNIFICANT DEGREE SUBJECT TO ECONOMIC, POLITICAL AND SOCIAL EVENTS IN CHINA

Approximately $268.9 million, or 81.4% and $167.2 million or 91.0%, of our net sales in the three months ending March 31, 2003 and 2002, respectively occurred in China. Additionally, a substantial portion of our fixed assets are located in China. Of our total fixed assets, approximately 96.8% and 87.8%, as of March 31, 2003 and December 31, 2002, respectively, were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, social and other events, such as the SARS outbreak, in China.

DEVALUATION IN THE VALUE OF THE RENMINBI AND FLUCTUATIONS IN EXCHANGE RATES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

Exchange rate fluctuations could have a substantial negative impact on our financial condition and results of operations. We purchase substantially all of our materials in the United States and Japan and a significant portion of our cost of goods sold is incurred in U.S. dollars and Japanese yen. A significant portion of our operating expenses is incurred in U.S. dollars. At the same time, most of our sales are denominated in Renminbi. The value of the Renminbi is fixed by China’s national government and is subject to changes in China’s governmental policies and to international economic and political developments. China may choose to devalue the Renminbi against the U.S. dollar. Additionally, China’s government has considered from time to time whether to partially or fully abandon the official exchange rate for Renminbi to the U.S. dollar. The abandonment of this official exchange rate policy may lead to sharp depreciation of the Renminbi against the U.S. dollar and other foreign currencies and to significantly more volatility in the Renminbi exchange rate in the future, both of which would adversely affect our financial results and make our future results more subject to fluctuation.

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

China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under the current foreign exchange control system, sufficient foreign currency may not be available to satisfy our currency needs. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components which we export to them and for technology licensing fees. We may also experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Our business could be substantially harmed if we are unable to convert and remit our sales received in Renminbi into U.S. dollars. Under existing foreign exchange laws, Renminbi held by our China subsidiaries can be converted into foreign currencies and remitted out of China to pay current account items such as payments to suppliers for imports, labor services, payment of interest on foreign exchange loans and distributions of dividends so long as the subsidiaries have adequate amounts of Renminbi to purchase the foreign currency. Expenses of a capital nature such as the repayment of bank loans denominated in foreign currencies, however, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency and then remitted out of China. This system could be changed at any time by executive decision of China’s State Council to impose limits on current account convertibility of the Renminbi or other similar restrictions. Moreover, even though the Renminbi is intended to be freely convertible under the current account, the State Administration of Foreign Exchange, which is responsible for administering China’s foreign currency market, has a significant degree of administrative discretion in implementing the laws. From time to time, the State Administration of Foreign Exchange has used this discretion in ways which effectively limit the convertibility of current account payments and restrict remittances out of China. Furthermore, in many circumstances the State Administration of Foreign Exchange must approve foreign currency conversions and remittances. Under the current foreign exchange control system, sufficient foreign currency may not be available at a given exchange rate to satisfy our currency demands.

CHINA SUBJECTS FOREIGN INVESTORS IN THE TELECOMMUNICATIONS INDUSTRY TO OWNERSHIP AND GEOGRAPHIC LIMITATIONS

China’s government and its agencies, including China’s Ministry of Information Industry and China’s State Council, regulate foreign investment in the telecommunications industry through the promulgation of various laws and regulations and the issuance of various administrative orders and decisions. Currently, foreign investors may engage in such activities only in accordance with certain ownership and geographic limitations. China may promulgate new laws or regulations, or issue administrative or judicial decisions or interpretations, which would further restrict or bar foreigners from engaging in telecommunications-related activities. The promulgation of laws or regulations or the issuance of administrative orders or judicial decisions or interpretations restricting or prohibiting telecommunications activities by foreigners could have a substantial impact on our ongoing operations.

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

CHINA’S ENTRY INTO THE WORLD TRADE ORGANIZATION CREATES UNCERTAINTY AS TO THE FUTURE ECONOMIC AND BUSINESS ENVIRONMENTS IN CHINA

China’s entry into the WTO was approved in September 2001. Entry into the WTO will require China to further reduce tariffs and eliminate non-tariff barriers, which include quotas, licenses and other restrictions by 2005 at the latest. While China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from international companies. China’s entry into the WTO could have a negative impact on China’s economy with a resulting negative impact on our business.

IF TAX BENEFITS AVAILABLE TO OUR SUBSIDIARIES LOCATED IN CHINA ARE REDUCED OR REPEALED, OUR BUSINESS COULD SUFFER

Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries, UTStarcom China and HUTS, which together accounted for approximately 63.2% of our revenues in the first quarter of 2003, expired at the end of 2002 and 2001, respectively. The tax holidays were not extended for the entities, and for 2003, the national enterprise tax rates were increased from 7.5% to 15% and from 10% to 15%, respectively, which could negatively impact our financial condition and results of operations. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two-year national enterprise income tax exemption from the first profit-making year, and a 50% national enterprise income tax reduction in the following three years. The Chinese government is considering the imposition of “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as UTStarcom, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, UTStarcom will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

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

NEW MANUFACTURING FACILITY

We have purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of March 31, 2003, we have completed the foundation and groundwork and have commenced construction of the building. We expect that construction of the new facility will be completed in 2003 or 2004 at a projected cost of approximately $95.6 million. Capital expenditures for the facility were $38.6 million in 2002 and $5.2 million in the three months ended March 31, 2003. If we are unable to complete the construction on a timely basis our business may be harmed.

IF THE OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME (SARS) IN CHINA AND OTHER MARKETS IN WHICH WE OPERATE CONTINUES AND EXPANDS, OUR BUSINESS COULD SUFFER

The recent outbreak of SARS in parts of China, where we conduct the majority of our business, and other markets in which we operate has the potential to harm business conditions and slow economic growth in such markets. The expected level of economic growth for this year in markets affected by SARS has declined, and slower growth could result in less demand for our products in these markets. Moreover, if the SARS outbreak leads to quarantines and closures that disrupt our manufacturing operations or distribution channels, our business could suffer. We cannot yet assess the full potential impact that the SARS outbreak may have on our business and will continue to monitor conditions in China and other affected markets carefully.

RISKS RELATING TO OUR STOCK PERFORMANCE AND CONVERTIBLE DEBT SECURITIES

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

                SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., beneficially owned 14.7% of our outstanding stock as of April 5, 2003. As a result, SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have the ability to exercise influence over all matters submitted to our stockholders for approval and exert significant influence over our management and affairs. This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. Matters that could require stockholder approval include:

•                                          election and removal of directors;

•                                          merger or consolidation of our company; and

•                                          sale of all or substantially all of our assets.

                                The interests of SOFTBANK America Inc. may not always coincide with our interests. SOFTBANK America Inc., acting through its designees on our board of directors and through its ownership of voting securities, will have the ability to exercise significant influence over our actions irrespective of the desires of our other stockholders or directors.

                On March 7, 2003 we agreed to repurchase 8.0 million shares of our common stock, beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase, which was completed on April 5, 2003, was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions.

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

THE CONVERTIBLE DEBT SECURITIES RANK BELOW OUR SENIOR DEBT AND LIABILITIES OF OUR SUBSIDIARIES, AND WE MAY BE UNABLE TO REPAY OUR OBLIGATIONS UNDER THE NOTES

The convertible debt securities (the “notes”) are unsecured and subordinated in right of payment in full to all of our existing and future senior debt.  Because the notes are subordinated to our senior debt, in the event of (i) our liquidation or insolvency, (ii) a payment default on our designated senior debt, (iii) a covenant default on our designated senior debt, or (iv) acceleration of the notes due to an event of default, we will make payments on the notes only after our senior debt has been paid in full.  After paying our senior debt in full, we may not have sufficient assets remaining to pay any or all amounts due on the notes.

The notes are obligations exclusively of UTStarcom.  Since substantially all of UTStarcom’s operations are conducted through subsidiaries, our cash flow and our ability to service our debt, including the notes, is dependent upon the earnings of our subsidiaries and the distribution of those earnings to us. Our subsidiaries are separate legal entities and have no obligation to make any payments on the notes or make any funds available for payment on the notes, whether by dividends, loans or other payments.  The payment of dividends and the making of loans and advances to us by our subsidiaries may be subject to statutory or contractual restrictions and are dependent upon the earnings of our subsidiaries. Our subsidiaries do not guarantee the payment of the notes. Our right to receive assets of any of our subsidiaries upon their liquidation or reorganization, and your right to participate in these assets, are effectively subordinated to the claims of that subsidiary’s creditors.  Consequently, the notes will be effectively subordinated to all liabilities, including trade payables, of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish, except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interests in the assets of such subsidiary and any debt of such subsidiary senior to that held by us.

As of  March 31, 2003, (i) we had no senior debt outstanding, and (ii) our subsidiaries had no outstanding indebtedness and approximately $379.5 million of other liabilities, including trade payables, but excluding intercompany liabilities, as to which the notes would have been effectively subordinated. Neither we nor our subsidiaries are prohibited or limited from incurring debt or acting as guarantors of debt for others in whom we or our subsidiaries may have an interest under the indenture. Our ability to pay our obligations on the notes could be adversely affected by our or our subsidiaries’ incurrence of additional indebtedness or other liabilities.  We and our subsidiaries may from time to time incur additional indebtedness and other liabilities, including senior debt.

WE MAY BE LIMITED IN OUR ABILITY TO PURCHASE THE NOTES IN THE EVENT OF A CHANGE IN CONTROL

Our ability to purchase the notes upon the occurrence of a change in control is subject to limitations.  We may not have sufficient financial resources or the ability to arrange financing to pay the purchase price for all the notes delivered by holders seeking to exercise their purchase right.  Although we may elect, subject to satisfaction of certain conditions, to pay the purchase price for the notes in common stock, our ability to purchase the notes in cash may be limited or prohibited by the terms of any future borrowing arrangements existing at the time of a change in control.  Any failure by us to purchase the notes upon a change in control would result in an event of default under the indenture, whether or not the purchase is permitted by the subordination provisions of the indenture.  Any such default may, in turn, cause a default under our senior debt. Moreover, the occurrence of a change in control could result in an event of default under the terms of our then existing senior debt.  As a result, any purchase of the notes may be prohibited until the senior debt is paid in full.

In the event we elect to pay the purchase price in common stock, our common stock will be valued at a price determined prior to the applicable repurchase date, therefore, holders of the notes bear the market risk that our common stock will decline in value between the date the price is calculated and the purchase date.

ABSENCE OF A TRADING MARKET FOR THE NOTES

The notes are a new issue of securities with no established trading market.  The initial purchasers of the notes have advised us that they currently intend to make a market in the notes.  However, the initial purchasers are not obligated to make a market in the notes and any market making by the initial purchasers may be discontinued at any time at the sole discretion of the initial purchasers without notice.  We cannot assure you that a market for the notes will develop and continue upon completion of the offering or that the market price of the notes will not decline. Various factors, such as changes in prevailing interest rates or changes in perceptions of our creditworthiness could cause the market price of the notes to fluctuate significantly.  The trading price of the notes will also be significantly affected by the market price of our common stock, which could be subject to wide fluctuations in response to a variety of factors.  The notes will not be listed on any securities exchange or quoted on the Nasdaq National Market and will only be traded on the over-the-counter market.

The notes and the common stock to be issued upon conversion of the notes have not been registered under the Securities Act of 1933 and are not transferable except upon satisfaction of certain conditions. Although we have agreed to use our reasonable efforts to have declared effective a shelf registration statement covering the notes and the common stock issuable upon conversion of the notes within 210 days after the first date on which the notes were originally issued, we may not be able to have the registration statement declared effective within that time period, if at all.

WE HAVE SIGNIFICANTLY INCREASED OUR LEVERAGE AS A RESULT OF THE SALE OF THE NOTES

In connection with the sale of the notes, we have incurred $402.5 million of indebtedness.  As a result of this indebtedness, our principal and interest payment obligations have increased substantially.  The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Hedging transactions and other transactions may affect the value of the notes AND OF OUR COMMON STOCK

We have entered into convertible bond hedge and call option transactions with respect to our common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC.  The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes.  In connection with these hedging arrangements, Banc of America Securities LLC and Credit Suisse First Boston LLC have taken and will take positions in our common stock in secondary market transactions and/or have entered or will enter into various derivative transactions after the pricing of the notes.  Such hedging arrangements could increase the price of our common stock.  Banc of America Securities LLC and Credit Suisse First Boston LLC are likely to modify their hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, other securities of the Company or other instruments they may wish to use in connection with such hedging.  We cannot assure you that such activity will not adversely affect the market price of our common stock.

THE NOTES MAY NOT BE RATED OR MAY RECEIVE A LOWER RATING THAN ANTICIPATED

We believe it is unlikely that the notes will be rated.  However, if one or more rating agencies rates the notes and assigns the notes a rating lower than the rating expected by investors, or reduces their rating in the future, the market price of the notes and our common stock would be harmed.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to the impact of interest rate changes, changes in foreign currency exchange rates and changes in the stock market.

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short- term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax exempt instruments. In accordance with our investment policy, all short-term investments are invested in “investment grade” rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

The table below represents carrying amounts and related weighted-average interest rates of maturity of interest bearing instruments in our investment portfolio at March 31, 2003:

(In thousands, except interest rates)

Cash and cash equivalents	$562,141
Average interest rate	1.0%
Short-term investments	42,000
Average interest rate	1.7%
Total investment securities	604,141
Average interest rate	1.0%

Part of our investment portfolio has recently included equity investments in publicly traded companies, the value of which are subject to market price volatility. Recent events have adversely affected the public equities market and general economic conditions may continue to worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, it may become necessary for us to take an impairment charge. We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies and investment funds.

Foreign Exchange Rate Risk.  We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of March 31, 2003 is approximately $122.2 million.

Credit Risk. The Company completed an offering on March 12, 2003, of $402.5 million of convertible subordinated notes due March 1, 2008. Concurrent with the issuance of the convertible notes, the Company has entered into convertible bond hedge and call option transactions with respect to its common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008.  The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. Subject to the movement in the share price of our common stock, we could be exposed to credit risk in the settlement of these options in our favor. Based on a review of the possible net settlements and the credit strength of Banc of America Securities LLC and its affiliates and Credit Suisse First Boston LLC and its affiliates, we believe that we do not have a material exposure to credit risk arising from these option transactions.

ITEM 4—CONTROLS AND PROCEDURES

(a)                                  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report on Form 10-Q, have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)                                 Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

During the first quarter of fiscal year 2003, our Audit Committee pre-approved the retention of PricewaterhouseCoopers, LLC, our outside auditor, to evaluate certain accounting matters and to conduct financial and accounting due diligence in connection with our acquisition of the CommWorks division of 3Com Corporation.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore we are unable to currently estimate the loss if any associated with the litigation.

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

On February 28, 2002, we sold 1,500,000 shares of common stock upon exercise of the underwriter’s over-allotment option in connection with the resale public offering of 10,000,000 shares of our common stock by SOFTBANK America Inc., one of our stockholders, at a price to the public of $20.25 per share, pursuant to a Registration Statement on Form S-3 (File No. 333-82458). A total of 11,500,000 shares of common stock were registered.

The joint book-running managers of this public offering were Merrill Lynch & Co. and Credit Suisse First Boston Corporation. Salomon Smith Barney, Banc of America Securities LLC, U.S. Bancorp Piper Jaffray and HSBC Securities (USA) Inc., served as co-managers of our offering. The aggregate net proceeds we received was approximately $28.9 million, after deducting underwriting discounts and commissions and related expenses of $1.5 million. None of such amounts were direct or indirect payments to our directors or officers or their associates, to persons owning 10 percent or more of any class of our equity securities or to our affiliates. We did not receive any proceeds from the offering of the shares of our common stock by SOFTBANK America Inc. The aggregate gross proceeds for SOFTBANK America Inc. was approximately $202.5 million.

We expect to use the net proceeds from these offerings for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital and capital expenditures. The amounts actually expended for such purposes may vary significantly and will depend on a number of factors, including our future revenues and cash generated by operations and the other factors described under “Factors Affecting Future Operating Results”. Accordingly, we retain broad discretion in the allocation of the net proceeds of the offerings. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. As of April 24, 2003, we have used a portion of the net proceeds from the offerings described above for general corporate purposes, including research and development, expansion of our sales and marketing organization, working capital and capital expenditures, and the buy back of our shares from SOFTBANK America Inc., one of our stockholders.

                On March 12, 2003, we issued $402.5 million of 0.875% convertible subordinated notes due in 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The underwriters for this offering were Banc of America Securities LLC, Credit Suisse First Boston LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The notes are convertible into our common stock at the option of the holder at any time prior to maturity at a conversion price of $23.79 per share. We used approximately $43.8 million of the net proceeds to enter into convertible bond hedge and call option transactions with respect to our common stock to reduce the potential dilution from conversion of the notes, and we used approximately $139.6 million of the net proceeds in the second quarter, to repurchase 8 million of our shares beneficially owned by SOFTBANK America, Inc., pursuant to an agreement we entered into on March 7, 2003.  We intend to use the balance of the net proceeds for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital.

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

NUMBER	EXHIBIT DESCRIPTION

4.4	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
10.88	Registration Rights Agreement between UTStarcom, Inc. and the Initial Purchasers named therein dated as of March 12, 2003.
10.89	Asset Purchase Agreement dated as of March 4, 2003 between UTStarcom, Inc. and 3Com Corporation.
10.90*	Equipment Purchase Agreement dated as of February 4, 2003 between UTStarcom, Inc. and Tata Teleservices Limited.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

(b)                                 Reports on Form 8-K:

1.                On March 7, 2003, UTStarcom filed with the SEC a Report on Form 8-K (dated March 6, 2003) in connection with its pending acquisition of the CommWorks division of 3Com Corporation and its repurchase of 8,000,000 shares of common stock from SOFTBANK America Inc.

2.                On March 7, 2003, UTStarcom filed with the SEC a Report on Form 8-K (dated March 7, 2003) in connection with its convertible subordinated notes offering.

3.                On April 23, 2003, UTStarcom furnished to the SEC a Report on Form 8-K (dated April 16, 2003) in connection with its announcement of financial results for the fiscal quarter ending March 31, 2003.

UTSTARCOM, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003	UTSTARCOM, INC.
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003
/s/ Michael J. Sophie
Michael J. Sophie
Chief Financial Officer

UTSTARCOM, INC.

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
4.4	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
10.88	Registration Rights Agreement between UTStarcom, Inc. and the Initial Purchasers named therein dated as of March 12, 2003.
10.89	Asset Purchase Agreement dated as of March 4, 2003 between UTStarcom, Inc. and 3Com Corporation.
10.90*	Equipment Purchase Agreement dated as of February 4, 2003 between UTStarcom, Inc. and Tata Teleservices Limited.
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.