Form 10-Q
period 2003-06-30
UTSTARCOM INC
filed 2003-08-04
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No   ☐

As of July 29, 2003 there were 102,914,907 shares of the Registrant’s Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$275,978	$231,944
Short-term investments	5,282	107,305
Accounts receivables, net of allowances for doubtful accounts of $27,373 and $26,250 at June 30, 2003 and December 31, 2002, respectively	195,016	221,215
Accounts receivables, related parties	68,170	835
Inventories	1,099,044	424,666
Prepaids	139,418	47,220
Restricted cash	25,283	21,251
Other current assets	87,780	52,936
Total current assets	1,895,971	1,107,372
Property, plant and equipment, net	135,731	98,511
Long-term investments	24,697	35,360
Goodwill	122,707	44,806
Intangible assets, net	26,347	5,014
Other long-term assets	26,138	14,489
Total assets	$2,231,591	$1,305,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	425,678	256,980
Income taxes payable	4,881	13,003
Deferred revenue	545,343	164,247
Other	140,463	104,927
Total current liabilities	1,116,365	539,157
Long-term debt	402,500	—
Total liabilities	1,518,865	539,157
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 250,000,000 shares; issued and outstanding: 101,923,611 and 106,787,908 at June 30, 2003 and December 31, 2002	128	135
Additional paid-in capital	617,343	658,546
Deferred stock compensation	(9,133)	(11,766)
Retained earnings	104,282	120,520
Receivable from stockholders	(275)	(282)
Accumulated other comprehensive income (loss)	381	(758)
Total stockholders’ equity	712,726	766,395
Total liabilities and stockholders’ equity	$2,231,591	$1,305,552

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net sales
Unrelated parties	$345,684	$184,561	$617,687	$354,861
Related parties	60,150	46,947	118,667	60,337
	405,834	231,508	736,354	415,198

Cost of sales	268,330	145,596	486,165	263,644
Gross profit	137,504	85,912	250,189	151,554
Operating expenses:
Selling, general and administrative	34,963	29,520	72,546	53,206
Research and development	36,078	21,370	62,890	40,567
In-process research and development	9,328	670	10,648	670
Amortization of intangible assets	1,483	656	2,178	1,133
Total operating expenses	81,852	52,216	148,262	95,576

Operating income	55,652	33,696	101,927	55,978
Interest income	699	1,454	1,642	3,028
Interest expense	(2,210)	(447)	(2,849)	(1,135)
Other income (expenses) net	154	(1,744)	4,340	(1,551)
Equity in income (loss) of affiliated companies	(1,745)	(6)	(2,720)	(799)
Income before income taxes and minority interest	52,550	32,953	102,340	55,521
Income tax expense	13,138	6,590	25,585	11,104
Minority interest in (earnings) of consolidated subsidiaries	—	(628)	—	(1,156)

Net income	$39,412	$25,735	$76,755	$43,261

Basic earnings per share	$0.39	$0.23	$0.74	$0.39

Diluted earnings per share	$0.33	$0.22	$0.62	$0.37

Weighted average shares used in per-share calculation:
- Basic	100,698	111,549	104,009	110,806

- Diluted	124,360	117,343	126,409	117,074

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,755	$43,261
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,729	10,063
Non-qualified stock option exercise tax benefits	8,231	3,031
Net loss on sale of assets	690	251
In-process research and development costs	10,648	670
Amortization of debt issuance	777	—
Warrants adjustment to fair value	(158)	—
Loss on sale of investment	73	—
Impairment of long-term investment	—	1,090
Stock compensation expense	3,074	1,858
Allowance for doubtful accounts	1,123	6,985
Inventory reserve	(8,105)	7,887
Equity in loss of affiliated companies	2,720	799
Minority interest in earnings of consolidated subsidiary	—	1,156
Changes in operating assets and liabilities:
Accounts receivable	(42,259)	(42,862)
Inventories	(659,929)	(48,056)
Other current and non-current assets	(122,724)	9,680
Accounts payable	165,590	45,302
Income taxes payable	(8,122)	4,709
Deferred revenue	371,428	22,055
Other current liabilities	26,525	(1,011)
Net cash provided by (used in) operating activities	(155,934)	66,868
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(41,192)	(21,563)
Investment in affiliates, net of cash acquired	(1,000)	(6,044)
Repurchase of stock	(139,609)	—
Purchase of businesses, net of cash acquired	(109,520)	(17,705)
Proceeds from disposal of property	21	169
Allocations to restricted cash	(4,032)	(13,879)
Purchase of short-term investments	(37,307)	(49,174)
Proceeds from sale of short-term investments	150,278	70,564
Net cash used in investing activities	(182,361)	(37,632)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	34,959	35,697
Purchase of calls options	(43,792)	—
Proceeds from borrowing	391,431	31,149
Payments for borrowing	—	(78,915)
Proceeds from stockholder notes	7	39
Net cash provided by (used in) financing activities	382,605	(12,030)
Effect of exchange rate changes on cash	(276)	(141)
Net increase in cash and cash equivalents	44,034	17,065
Cash and cash equivalents at beginning of period	231,944	321,136
Cash and cash equivalents at end of period	$275,978	$338,201

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies are accounted for using the cost or equity method, as applicable.  Certain previously reported amounts have been reclassified to conform to the current presentation format.

The accompanying financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2002 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

2.             REVENUE RECOGNITION:

Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred as evidenced by customer acceptance, if applicable, the fee is fixed or determinable and collectibility is reasonably assured. If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition is met. Any payments received prior to revenue recognition are recorded as deferred revenue. Shipping and handling costs are recorded as revenues and costs of revenues.

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

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:

Basic earnings per share
Net income	$39,412	$25,735	$76,755	$43,261

Effect of Dilutive Securities
7/8% Convertible Subordinated Notes	1,092	—	1,375	—

Diluted earnings per share
Net income adjusted for dilutive securities	$40,504	$25,735	$78,130	$43,261

Denominator:

Shares used to compute basic EPS	100,698	111,549	104,009	110,806
Dilutive common stock equivalent shares:
Stock options	6,714	5,766	5,452	6,239
Conversion of convertible subordinated notes	16,919	—	16,919	—
Warrants	29	28	29	29
Shares used to compute diluted EPS	124,360	117,343	126,409	117,074

Basic earnings per share	$0.39	$0.23	$0.74	$0.39

Diluted earnings per share	$0.33	$0.22	$0.62	$0.37

Certain potential shares related to employee stock options and warrants outstanding during the three and six months ended June 30, 2003 and 2002 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. For the three months ended June 30, 2003, these shares totaled 1.9 million at a weighted average exercise price of $28.67 per share, compared to 2.3 million with a weighted average exercise price of $24.24 per share for the corresponding period in 2002. For the six months ended June 30, 2003, these shares totaled 3.2 million at a weighted average exercise price of $26.89 per share, compared to 1.0 million with a weighted average exercise price of $25.95 per share for the corresponding period in 2002.

On June 30, 2003, each of the Company’s 7/8% convertible subordinated notes outstanding first became eligible for conversion into shares of common stock.  For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s stock price exceeds a specified threshold. At June 30, 2003 the closing price of the Company’s common stock exceeded the specified threshold, which had the effect of increasing the denominator for diluted earnings per share by 16.9 million shares.

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

The fair value of warrants, options or stock granted or issued to non-employees for services is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$39,412	$25,735	$76,755	$43,261

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,681	365	2,181	1,324

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,786)	(4,468)	(14,202)	(9,325)

Proforma net income	$33,307	$21,632	$64,734	$35,260

Basic - as reported	$0.39	$0.23	$0.74	$0.39
Basic - pro forma	$0.33	$0.19	$0.62	$0.32

Diluted - as reported	$0.33	$0.22	$0.62	$0.37
Diluted - pro forma	$0.29	$0.19	$0.54	$0.31

5.             COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income	$39,412	$25,735	$76,755	$43,261
Unrealized gains (losses) on investments	609	14	1,183	(221)
Change in cumulative translation adjustments	(10)	(9)	(44)	(141)

Total comprehensive income	$40,011	$25,740	$77,894	$42,899

6.             CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

All of the Company’s short-term investments are classified as available-for-sale. At June 30, 2003, $75.0 million of available-for-sale securities were included in cash equivalents and $5.3 million of available-for-sale securities were included in short-term investments. At December 31, 2002, $105.0 million of available-for-sale securities were included in cash equivalents and $107.3 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income.

7.             INVENTORIES:

Inventories as of June 30, 2003 and December 31, 2002 consist of the following (in thousands):

	June 30, 2003	December 31, 2002

Raw materials	$156,561	$84,715
Work-in-process	102,200	26,915
Finished goods	840,283	313,036
	$1,099,044	$424,666

8.             ACQUISITIONS:

During the three months ended June 30, 2003, the Company completed several acquisitions. On May 23, 2003, the Company completed its acquisition from 3Com Corporation, a Delaware corporation, (“3Com”) of selected assets and liabilities from 3Com’s CommWorks division (“CommWorks”). The Company paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million.  The Company funded the consideration for the acquisition from cash on hand.

Selected assets acquired included CommWork’s portfolio of carrier-focused voice and data networking products and customer support and professional services. In addition, the Company acquired or licensed all of the 3Com intellectual property used by CommWorks. CommWorks develops and deploys carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers.

The amount of the purchase price allocated to in-process research and development (“IPR&D”) of $1.3 million, based on an appraisal by an independent valuation specialist, was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. Goodwill of $75.1 million was recorded in connection with the acquisition and is expected to be deductible for tax purposes. The results of operations of CommWorks are included in the Company’s consolidated results of operations beginning on May 23, 2003.

In assessing CommWorks’ IPR&D projects, the key characteristics of the product under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the projects’ stages of development.

As of the date of the acquisition, CommWorks had two projects under development that qualified for in-process research and development (“IPR&D”), SLAP and High Density Voice (“HDV”) 2.0.  SLAP is an IPR&D project in the Wireless division of CommWorks.  It is an interface that connects UTStarcom’s products with radio switch manufacturers’ products in China in order to connect a cellular network to the Internet.  HDV 2.0 is an IPR&D project in the Wireline product line of CommWorks.  HDV 2.0 utilizes software technology to increase data capacity for Voice over Internet Protocol (“VoIP”) solutions.

There are significant risks associated with those technologies.  The technological risks stem from the fact that the new technologies are in an early stage of development.  As of the closing date, CommWork’s SLAP IPR&D project was approximately 60% complete and HDV 2.0 was approximately 40% complete.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the competitive nature of the telecommunications equipment market.

Significant additional costs will be required to complete the IPR&D projects.  The SLAP product is expected to be commercialized in September 2003.  Remaining costs required to complete the project, are estimated to be $0.2 million.  The HDV 2.0 product is expected to be commercialized in December 2003.  Remaining costs required to complete the project are estimated to be $0.3 million.

The following table represents the preliminary allocation of the purchase price for CommWorks. The allocation of the purchase price is based upon a preliminary independent valuation. The estimated amounts for intangible assets and goodwill may change based on revised assumptions of future revenues from existing customers:

(in thousands)
Fair value of tangible net assets
Property, plant and equipment	$10,973
Other tangible assets	6,522
Deferred transition costs	6,588
Fair value of identified intangible assets	9,250
Existing technology	10,840
In-process research and development	1,260
Liabilities assumed	(11,193)
Excess of costs of acquiring CommWorks over fair value of identified net assets acquired (goodwill)	75,067
$109,307

The following pro forma results of operations reflect the combined results of the Company and CommWorks for the three and six months ended June 30, 2003 and 2002 as if the business combination occurred at the beginning of the period.  These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2003	2002	2003	2002
Pro forma adjusted net revenue	$418,483	$275,119	$778,142	$514,570
Pro forma adjusted net income (loss)	$25,302	$(15,855)	$51,808	$(17,184)
Pro forma adjusted basic Earnings (loss) per share	$0.25	$(0.14)	$0.51	$(0.16)
Pro forma adjusted diluted Earnings (loss) per share	$0.21	$(0.14)	$0.43	$(0.15)

The pro forma results of operations include historical operations of the Company and CommWorks.  Certain non-recurring charges were recorded by CommWorks and are included above including a $15.0 million restructuring charge in both the first and second quarter of 2002 and a $15.0 and $6.1 million charge relating to goodwill impairment, which was recorded in the second quarter of 2002 and the first quarter of 2003, respectively.

On June 30, 2003, the Company completed the acquisition of RollingStreams Systems, Ltd. (“RollingStreams”), a development-stage company, pursuant to a share exchange agreement. RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol (“TVoIP”) solutions for telecommunications operators and broadband service providers. The Company’s investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all the outstanding shares of RollingStreams, other than those already held by the Company prior to the acquisition, was 301,074 shares of the Company’s common stock. In addition, the Company assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of the Company’s common stock, valued at $0.5 million. 164,115 of the 301,074 shares, valued at $5.8 million, were issued at the closing, 28,696 of which are held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. These shares will be distributed to the former shareholders of RollingStreams within ten days of the six-month anniversary of the closing, after deducting any claims. Up to 147,592 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period. The amount of the purchase price allocated to in-process research and development was $6.2 million, based on an appraisal by an independent valuation specialist. This amount was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. The results of operations of RollingStreams will be included in the Company’s consolidated results of operations beginning on July 1, 2003.

As of the date of the acquisition, the Company had one project under development that qualified for in-process research and development, MediaSwitch. MediaSwitch is an end-to-end solution designed for telecom operators and broadband service providers to deliver broadcast quality TV and on-demand entertainment services over Internet Protocol networks.

MediaSwitch is considered an IPR&D project because there are significant risks associated with the development of this technology.  These risks include technological and commercial risks.  The technological risks stem from the fact that the technology is 70% complete.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the lack of market acceptance for the TVoIP concept.

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D project.  MediaSwitch is expected to be commercialized in December 2003.  Remaining costs required to complete the project are estimated to be $4.6 million.  Remaining engineering tasks include the productization of the complete solution.  This involves adding new features and functionalities and stabilizing the software code.

The following table represents the allocation of the purchase price for RollingStreams. The allocation of the purchase price is based upon an independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$86
In-process research and development	6,171
Investment	(363)
Deferred compensation	434
Liabilities assumed	(36)
$6,292

On May 7, 2003, the Company completed the purchase of all of the assets of Xebeo Communications, Inc. (“Xebeo”) for $2.4 million in cash. Xebeo develops and manufacturers optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers. In addition, an amount up to $0.7 million may be payable based on future contingencies related to employment. The amount of the purchase price allocated to in-process research and development of $1.9 million, based on an appraisal by an independent valuation specialist, was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

As of the date of the acquisition, Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage.  There are significant risks associated with the development of MetroBridge.  These risks include both technological and commercial risks; therefore, the development of MetroBridge is considered IPR&D. The technological risks stem from the fact that the development of MetroBridge requires highly complex software for product development and testing.  The development of MetroBridge was 60% complete as of the closing date.  Technical flaws discovered in the remaining development period would delay the introduction of the product.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  The commercial risks are associated with the competitive nature of the telecommunications equipment market.  Furthermore, the commercial success of MetroBridge is dependent upon the willingness of telecom carriers to continue to invest in new equipment and customer acceptance of the new features offered by the product.

In addition to the technological and commercial risks stated above, significant additional costs are required to complete the development of MetroBridge, which is expected to be commercialized in November 2003.  Remaining costs required to complete the project are estimated to be $4.6 million.

The following table represents the allocation of the purchase price for Xebeo. The allocation of the purchase price is based upon an independent valuation.

(in thousands)
Fair value of tangible assets acquired	$769
In-process research and development	1,897
Liabilities assumed	(248)
$2,418

9.             DEBT:

The following represents the outstanding long-term borrowings at June 30, 2003 and December 31, 2002 (in thousands):

Note	Rate	Maturity	June 30, 2003	December 31, 2002
Convertible Subordinated Notes	7/8%	March 1, 2008	$402,500	$—

The Company has unutilized borrowing facilities under lines of credit of $523.8 million as of June 30, 2003. $140.1 million of these facilities expire in 2003 and $383.7 million of these facilities expire between 2004 and 2010.

On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at a rate of 8.75% per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds.  At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock.

Concurrent with the issuance of the convertible notes, the Company has entered into convertible bond hedge and call option transactions with respect to its common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

10.          WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Beginning of period	$12,524	$7,027	$13,297	$6,721
Accruals for warranties issued during the period	8,427	4,058	16,710	6,351
Adjustments to accruals for changes in estimates	—	—	(4,552)	—
Settlements made during the period	(4,523)	(2,191)	(9,027)	(4,178)
Balance at June 30, 2003	$16,428	$8,894	$16,428	$8,894

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

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for an international tender offer, oftentimes, the written “Request For Proposal” from the potential customer will include a requirement that the Company issue a bid bond/standby letter of credit to demonstrate its commitment through the bid process.  In addition, depending on the contract, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees to protect customers from potential product delivery issues or performance problems. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

11.          LONG-TERM INVESTMENTS:

The Company’s long-term investments are as follows (in thousands):

	June 30, 2003	December 31, 2002
Softbank China	$5,383	$5,526
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,981	1,981
Global Asia Partners L.P.	1,882	882
Fiberxon Inc.	2,000	2,000
InterWave Communications International Ltd.	2,060	1,546
China Telecom	—	9,106
Joint Venture with Matsushita	2,119	4,683
Others	1,272	1,636

Total	$24,697	$35,360

The Company has a $5.4 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded losses of $0.0 million and $0.1 million due to an other than temporary decline in the carrying value of this investment during the three and six months ended June 30, 2003, respectively, and recorded losses of $0.0 million and $0.4 million due to an other than temporary decline in the carrying value of this investment during the three and six months ended June 30, 2002, respectively.

During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. The balance in this investment is $2.0 million at June 30, 2003.

The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on the cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three months and six months ended June 30, 2003, no impairment charge was considered necessary, based upon a review of the carrying value of these investments. During the three and six months ended June 30, 2002, impairment charges in respect of these private technology investments were $0.7.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies.

The fund’s geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. The balance in this investment is $1.9 million at June 30, 2003.

During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications, Inc., a technology company listed on NASDAQ, for approximately $3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave’s common stock at $0.21 cents per share, which were valued at $0.5 million at June 30, 2003, using the Black-Scholes option-pricing model. The Company recorded the increase in the carrying value of these securities of $0.6 million as of June 30, 2003, in comprehensive income in equity. The Company recorded income of $0.2 million in the three months ended June 30, 2003 to reflect the increase in the fair value of the warrants.

In November 2002, the Company purchased approximately 0.5 million shares of common stock of China Telecom in its initial public offering for approximately $10.0 million. In January 2003, the Company sold the majority of these shares realizing a loss of $80,000. The Company sold the remaining 37,500 shares during the three months ended June 30, 2003 realizing a gain of $4,000.

12.          GOODWILL AND INTANGIBLE ASSETS:

The Company’s goodwill and intangible assets are as follows (in thousands):

	June 30, 2003	December 31, 2002

Goodwill	$135,530	$57,629
Less accumulated amortization	(12,823)	(12,823)
	$122,707	$44,806

Purchased technology	$31,080	$7,570
Less accumulated amortization	(4,733)	(2,556)
	$26,347	$5,014

Amortization expense for intangible assets was $1.5 million and $0.7 million for the three months ended June 30, 2003 and 2002, respectively, and was $2.2 million and $1.1 million for the six months ended June 30, 2003 and 2002, respectively. Expected amortization expense for the next five fiscal years, beginning the year ended December 31, 2004, is $8.5 million, $5.5 million, $3.9 million, $2.8 million and  $0.9 million, respectively.

Goodwill increased by $77.9 million and intangible assets increased by $23.5 million during the six months ended June 30, 2003. This was mainly attributable to goodwill of $75.1 million and purchased technology of $20.1 million that was recorded on the acquisition of CommWorks in the second quarter of 2003.  In addition, goodwill of $2.8 million and purchased technology of $1.9 million was recorded on the acquisition of Shanghai Yi Yun in the first quarter of 2003. The Company also purchased technology for $1.6 million in cash during the six months ended June 30, 2003. The estimated useful life of purchased technology is from one to five years.

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

The Company adopted SFAS No. 142 on January 1, 2002. SFAS No. 142 had the effect of eliminating amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company performs its annual impairment review in the fourth quarter of each year or when changes in circumstances indicate a potential impairment.

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

During the third quarter of 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, the Company has grouped all telecommunications service entities in the Zhejiang province together and has treated these as one customer. At June 30, 2003, the Company had approximately 12 such telecommunications service entities in Zhejiang province. Giving effect to this treatment, for the three months ended June 30, 2003, sales to Softbank BB Corporation (“SBBC”) and Zhejiang province accounted for 15% and 11% of net sales, respectively. For the three months ended June 30, 2002, sales to Zhejiang province and SBBC accounted for 26% and 20% of net sales, respectively. For the six months ended June 30, 2003, sales to SBBC accounted for 16% of net sales and no other customer accounted for 10% or more of consolidated net sales. For the six months ended June 30, 2002, sales to Zhejiang province and SBBC accounted for 25% and 14% of net sales, respectively. Revenue attributable to Japan was primarily due to sales to SBBC. Sales to SBBC were $60.2 million for the three months ended June 30, 2003 and $46.9 million for the three months ended June 30, 2002. Sales to SBBC were $118.7 million for the six months ended June 30, 2003 and $56.9 million for the six months ended June 30, 2002.

Geographical area data and product data are as follows (in thousands):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$147,276	$185,272	$332,548	$98,332	$83,760	$182,092
Japan	60,546	—	60,546	46,948	—	46,948
Other	10,884	1,856	12,740	2,468	—	2,468

Total net sales	$218,706	$187,128	$405,834	$147,748	$83,760	$231,508

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$276,385	$325,093	$601,478	$195,957	$153,333	$349,290
Japan	120,366	—	120,366	60,677	—	60,677
Other	12,515	1,995	14,510	5,231	—	5,231

Total net sales	$409,266	$327,088	$736,354	$261,865	$153,333	$415,198

Revenue attributable to the United States of America was insignificant during the three and six months ended June 30, 2003 and 2002.

Long-lived assets by geography are as follows (in thousands):

	June 30, 2003	December 31, 2002
U.S.	$158,674	$43,600
Foreign	126,111	104,731
Total long-lived assets	$284,785	$148,331

14.          COMMITMENTS AND CONTINGENCIES:

Litigation:

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.  A proposal has been made for the settlement and release of claims against the issuer defendants, including UTStarcom. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against UTStarcom continues, UTStarcom believes it has meritorious defenses and intends to defend the case vigorously. The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore we are unable to currently estimate the loss, if any, associated with the litigation.

Investment Commitments:

As of June 30, 2003, the Company had invested $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

15.          RELATED PARTY TRANSACTIONS:

The Company recognized revenue of $60.2 million and $118.7 million during the three and six months ended June 30, 2003, respectively, and $46.9 million and $56.9 million during the three and six months ended June 30, 2002, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name YAHOO. The Company provides ADSL technology to SBBC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at June 30, 2003 is $68.2 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at June 30, 2003. Included in accounts receivable in respect of this agreement at December 31, 2002 was $0.8 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates. See Note 11.

On April 5, 2003 the Company repurchased 8.0 million shares of the Company’s common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million, including transaction fees. In connection with this repurchase transaction, SOFTBANK entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of June 30,  2003, SOFTBANK beneficially owned approximately 14.4% of the Company’s outstanding common stock.

16.          COUNTRY RISKS:

Approximately 82% and 79% of the Company’s net sales for the three months ended June 30, 2003 and 2002, respectively, and approximately 82% and 84% of the Company’s net sales for the six months ended June 30, 2003 and 2002, respectively, were made in China. Accordingly, the Company’s business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China and by the general state of China’s economy. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. The Company has obtained the required network access licenses for its AN-2000B platform. The Company has also obtained a probationary network access license for its mSwitch product, and after the trial period, an official network access license will be issued if the trial demonstrates that mSwitch satisfies all applicable government and industry standards. The Company applied for, but has not yet received, a network access license for its PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, the Company understands that its PAS systems and handsets are considered to still be in the trial period and that sales of the Company’s PAS systems and handsets may continue to be made during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that the Company is selling or may sell in China, including the mSwitch platform. If the Company fails to obtain the required licenses, the Company could be prohibited from making further sales of the unlicensed products, including the PAS systems and handsets, in China, which would substantially harm its business, financial condition and results of operations. The Company’s counsel in China has advised that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by such counsel in China, either of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 15% and 20% of the Company’s sales for the three months ended June 30, 2003 and 2002, respectively, and approximately 16% and 15% of the Company’s sales for the six months ended June 30, 2003 and 2002, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operation.

17.          RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The Company does not expect that the adoption of EITF No. 00-21 will have a significant impact on consolidated results of operations and financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The Company expects this could require consolidation of one of our non-controlled affiliates under FIN 46, which is effective for the Company at the beginning of the interim period that starts July 1, 2003. The Company has a 90% ownership interest in UTStarcom (Chongqing) Co., Ltd., (“CUTS”) an affiliate incorporated in China that assembles and manufactures handsets for our Personal Access System, or PAS, product line. The Company does not have control of the voting rights of CUTS; however, the Company is the primary beneficiary. Therefore, this affiliate would be considered a VIE under FIN 46. The Company may be required to consolidate the results of operations of this affiliate commencing July 1, 2003. CUTS was formed in November 2002 and the results of operations of CUTS for the three and six months ended June 30, 2003 were not material to its results of operations.  The maximum exposure to loss assuming there is no further investment is $4.5 million at June 30, 2003. The Company has not yet determined the impact of adopting FIN 46 on its consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. The Company does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends; the manner in which customers in Chinese provinces negotiate for the purchase of our products; our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China’s county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation concerning the anticipated cost and completion date of our new Hangzhou manufacturing facility; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use part of the net proceeds of our initial and follow on public offerings to acquire or invest in complementary businesses, technologies or product offerings; our expectation that we may use the remaining net proceeds of our convertible subordinated notes offering for general corporate purposes, including research and development, expansion of our sales and marketing organization and working capital; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectation that we will continue to invest significantly in research and development; our expectation that we will fill the majority of our current backlog orders; our expectation regarding our future investments, particularly in Softbank China; our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months; and the impact of changes in general world and domestic economic conditions in light of the military conflict in Iraq. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Approximately 82% of our net sales for both the three and six months ended June 30, 2003 and approximately 79% and 84% of our net sales, respectively, for the three and six months ended June 30, 2002 were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China’s economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in China’s governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all telecommunications service entities in Zhejiang province together and have treated these as one customer. Giving effect to this treatment, for the three months ended June 30, 2003, sales to Softbank BB Corporation and Zhejiang province accounted for 15% and 11% of our net sales, respectively. For the three months ended June 30, 2002, sales to Zhejiang province and Softbank BB Corporation accounted for 26% and 20% of our net sales, respectively. For the six months ended June 30, 2003, sales to Softbank BB Corporation accounted for 16% of our net sales and no other customer accounted for 10% or more of our consolidated net sales. For the six months ended June 30, 2002, sales to Zhejiang province and Softbank BB Corporation accounted for 25% and 14% of our net sales, respectively. At June 30, 2003, we have approximately 12 telecommunications service entities in Zhejiang province.

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

Under China’s current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. China’s State Council’s quality supervision department, in concert with China’s Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000B platform.  We have also obtained a probationary network access license for our mSwitch product, and after the trial period, an official network access license will be issued if the trial demonstrates that mSwitch satisfies all applicable government and industry standards. We have applied for, but have not yet received, a network access license for our PAS systems and handsets. Based upon conversations with the Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period. However, a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Our gross profit has been affected by product mix, average selling prices and material costs. Our gross profit, as a percentage of net sales, varies among our product families. The gross profit, as a percentage of net sales, on our handsets is lower compared to our other products. We believe that our handset sales in 2003 could represent up to approximately 45% to 50% of our net sales. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales.

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

The equity loss for the current year is primarily due to our share of losses relating to a joint venture agreement we entered into on July 5, 2002 with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunications products. We have a 49% ownership interest in this joint venture company. The equity loss for 2002 is in respect of losses at our Guangdong manufacturing subsidiary. In May 2002, we acquired the remaining 49% ownership interest in GUTS, which is now a wholly-owned subsidiary. Its results of operations are included in our consolidated financial statements beginning June 1, 2002. Prior to May 2002, GUTS was accounted for using the equity method of accounting.

Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries UTStarcom China and UTStarcom Telecom Co., Ltd. (“HUTS”), which together accounted for approximately 53.9% of our revenues for the six months ended June 30, 2003, expired at the end of 2002 and 2001, respectively. The tax holidays were not extended for the entities, and for 2003, the national enterprise tax rates were increased from 7.5% to 15%, and from 10% to 15%, respectively. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two year national enterprise income tax exemption from the first profit-making year and a 50% national enterprise income tax reduction in the following three years. The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as

UTStarcom, are currently entitled. We cannot be certain whether the government will implement such a unified tax structure, or, if implemented, whether it will adversely affect our financial results.

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

Deferred Income Taxes

We recognize deferred income taxes as the difference between the tax basis of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on our assessment of projected taxable income. Numerous factors could affect our results of operations in the future. If there were a significant decline in our future operating results, our assessment of the recoverability of our deferred tax assets would need to be revised, and any such adjustment to our deferred tax assets would be charged to income in that period.

Goodwill and Intangibles

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. We perform our annual goodwill impairment review in the fourth quarter of each year, or when changes in circumstances indicate a potential impairment.

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

RELATED PARTY TRANSACTIONS

We recognized revenue of $60.2 million and $118.7 million during the three and six months ended June 30, 2003, respectively, and $46.9 million and $56.9 million during the three and six months ended June 30, 2002, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of ours. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB”. We provide ADSL technology to SBBC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at June 30, 2003 is $68.2 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at June 30, 2003. Included in accounts receivable in respect of this agreement at December 31, 2002 was $0.8 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002.

During 2000, we invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of ours. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We account for this investment under the cost method and recorded losses of $0.0 million and $0.1 million due to a other than temporary decline in the carrying value of this investment during the three and six months ended June 30, 2003, respectively, and recorded losses of $0.0 million and $0.4 million due to a other than temporary decline in the carrying value of this investment during the three and six months ended June 30, 2002, respectively.

During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of ours. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. The balance in this investment is $2.0 million at June 30, 2003.

On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of June 30, 2003, SOFTBANK beneficially owned approximately 14.4% of our outstanding common stock.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME

For the three months ended June 30, 2003, net income increased 53% to $39.4 million as compared to net income of $25.7 million for the three months ended June 30, 2002. The increase in net income was partly attributable to the higher growth in our gross profit, which increased by 60%, as compared to the growth in operating expenses, which increased by 57%. We will continue to focus our efforts on the efficient management of our operating expenses, including continued cost reduction, manufacturing efficiencies and the redesign of our products for our PAS systems.

NET SALES

Our net sales increased 75% to $405.8 million for the three months ended June 30, 2003 from $231.5 million for the corresponding period in 2002. Sales of telecommunications equipment for the three months ended June 30, 2003 were $218.7 million, an increase of $71.0 million or 48% as compared to the three months ended June 30, 2002. Sales of subscriber handsets for the three months ended June 30, 2003 were $187.1 million, an increase of $103.4 million or 123%, as compared to the three months ended June 30, 2002. In particular, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $140.0 million, $75.3 million, $187.1 million and $3.4 million, respectively, and represented 34%, 19%, 46% and 1% of our net sales for the three months ended June 30, 2003, respectively. Sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $93.9 million, $51.2 million, $83.7 million and $2.7 million, respectively, and represented 41%, 22%, 36% and 1% of our net sales for the three months ended June 30, 2002, respectively. Our mSwitch products are included with our iPAS product offering. We do not expect the percentage of revenues attributed to these products to change significantly in the near future.  In particular, we expect that, in 2003, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment and PAS handsets will represent approximately 35%, 20% and 45% of our net sales, respectively.

Sales of iPAS/PAS equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 82% and 79% of our net sales for the three months ended June 30, 2003 and 2002, respectively. International sales of telecommunication equipment increased to $73.3 million for the three months ended June 30, 2003 as compared to $49.4 million for the three months ended June 30, 2002, primarily driven by sales of IP-DSLAM equipment to SBBC in Japan to support its ADSL rollout. Sales in Japan for the three months ended June 30, 2003 and 2002 accounted for 15% and 20% of our net sales, respectively. During 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all telecommunications service entities in Zhejiang province together and have treated these as one customer. For the three months ended June 30, 2003, sales to SBBC and Zhejiang province accounted for 15% and 11% of our net sales, respectively. For the three months ended June 30, 2002, sales to Zhejiang province and SBBC accounted for 26% and 20% of our net sales, respectively. At June 30, 2003, we had approximately 12 telecommunications service entities in Zhejiang province.

COST OF GOODS SOLD

During the three months ended June 30, 2003, our cost of goods sold as a percentage of sales increased to 66% from 63% in the corresponding period.  This increase can be primarily attributed to the fact that a higher proportion of our sales are lower margin handsets, which comprised 46% and 36% of our sales for the three months ended June 30, 2003 and 2002, respectively.

GROSS PROFIT

Gross profit increased by 60% to $137.5 million for the three months ended June 30, 2003 from $85.9 million for the corresponding period in 2002. Gross profit, as a percentage of net sales, was 34% for the three months ended June 30, 2003 and 37% for the three months ended June 30, 2002. Gross profit, as a percentage of net sales, decreased primarily due to a higher level of lower margin handset sales, which comprised 46% and 36% of our sales for the three months ended June 30, 2003 and 2002, respectively. We believe our lower margin handset sales will increase somewhat during future periods. In addition, we believe that there will be continued competitive market pricing pressures on our other products in line with current trends in the industry. However, we believe that cost efficiencies arising from the continued cost reduction, manufacturing efficiencies and redesign of our products for our PAS systems will partially offset the impact of these factors on our gross profit as a percentage of net sales.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 18% to $35.0 million for the three months ended June 30, 2003 from $29.5 million for the corresponding period in 2002. The increase in absolute dollars in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling and administrative headcount increased to 2,160 employees at June 30, 2003 as compared to 1,236 employees at June 30, 2002. Selling, general and administrative expenses as a percentage of net sales were 9% and 13% for the three months ended June 30, 2003 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to significant cash collections in China that reduced the requirement for allowance for doubtful debts as compared with previous periods. In addition, due to the SARS outbreak in China, our travel to Asia was curtailed for a number of months, with a resulting reduction in travel expenses. We expect our selling, general and administrative expenses to increase in absolute dollar amounts and to return to our previous percentage of net sales level in future periods as sales and marketing activities increase and we incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 69% to $36.1 million for the three months ended June 30, 2003 from $21.4 million for the corresponding period in 2002. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, our recent acquisitions of CommWorks and increased prototype expenses and licensing fees to support our research and development efforts. Research and development headcount increased to 1,924 employees at June 30, 2003 as compared to 1,159 employees at June 30, 2002. As a percentage of net sales, research and development expenses were 9% for both the three months ended June 30, 2003 and the corresponding period in 2002. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

In-process research and development costs increased to $9.4 million during the three months ended June 30, 2003 from $0.7 million in the corresponding period in 2002. Of the charge for the three months ended June 30, 2003, $1.3 million was due to our acquisition of CommWorks, a former division of 3Com, and two smaller acquisitions, RollingStreams and Xebeo, accounted for $6.2 million and $1.9 million, respectively, and were based on appraisals by an independent valuation specialist.

On May 23, 2003, the Company completed its acquisition of CommWorks.  CommWorks develops and deploys carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers.

In assessing CommWorks’ IPR&D projects, the key characteristics of the product under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the various projects’ stages of development.

As of the date of the acquisition, CommWorks had two projects under development that qualified for in-process research and development (“IPR&D”), SLAP and High Density Voice (“HDV”) 2.0.  SLAP is an IPR&D project in the Wireless division of CommWorks.  It is an interface that connects UTStarcom’s products with radio switch manufacturers’ products in China in order to connect a cellular network to the Internet.  HDV 2.0 is an IPR&D project in the Wireline product line of CommWorks.  SLAP utilizes software technology to increase data capacity for Voice over Internet Protocol (“VoIP”) solutions.

There are significant risks associated with those technologies.  The technological risks stem from the fact that the new technologies are in an early stage of development.  As of the closing date, CommWork’s SLAP IPR&D project was approximately 60% complete and HDV 2.0 was approximately 40% complete.  Therefore there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the competitive nature of the telecommunications equipment market.

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D projects.  The SLAP product is expected to be commercialized in September 2003.  Remaining costs required to complete the project, are estimated to be $0.2 million.  The HDV 2.0 product is expected to be commercialized in December 2003.  Remaining costs required to complete the project, are estimated to be $0.3 million.

On June 30, 2003, the Company completed the acquisition of RollingStreams a development-stage company. RollingStreams designs streaming, end-to-end TVoIP solutions for telecom operators and broadband service providers.

As of the date of the acquisition, the Company had one project under development that qualified for in-process research and development, MediaSwitch. MediaSwitch is an end-to-end solution designed for telecom operators and broadband service providers to deliver broadcast quality TV and on-demand entertainment services over Internet Protocol networks.

MediaSwitch is considered an IPR&D project because there are significant risks associated with the development of this technology.  These risks include technological and commercial risks.  The technological risks stem from the fact that the technology is 70% complete.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the lack of market acceptance for the TVoIP concept.

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D project.  MediaSwitch is expected to be commercialized in December 2003.  Remaining costs required to complete the project, are estimated to be $4.6 million.  Remaining engineering tasks include the productization of the complete solution.  This involves adding new features and functionalities and stabilizing the software code.

On May 7, 2003, the Company completed the purchase of all of the assets of Xebeo.  Xebeo develops and manufacturers optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers.

As of the date of the acquisition, the Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage.

There are significant risks associated with the development of MetroBridge.  These risks include both technological and commercial risks; therefore the development of MetroBridge is considered IPR&D. The technological risks stem from the fact that the development of MetroBridge requires highly complex software for product development and testing.  The development of MetroBridge was 60% complete as of the closing date.  Technical flaws discovered in the remaining development period would delay the introduction of the product.  Therefore there are significant risks associated with reaching the technological milestones on time and on budget.  The commercial risks are associated with the competitive nature of the telecommunications equipment market.  Furthermore, the commercial success of MetroBridge is dependent upon the willingness of telecom carriers to continue to invest in new equipment and customer acceptance of the new features offered by the product.

In addition to the technological and commercial risks stated above, significant additional costs are required to complete the development of MetroBridge, which is expected to be commercialized in November 2003.  Remaining costs required to complete the project are estimated to be $4.6 million.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $1.5 million for the three months ended June 30, 2003 and $0.7 million for the three months ended June 30, 2002. The increase in amortization expense was mainly due to additional amortization of intangibles recorded upon our acquisition of CommWorks in May 2003. We recorded intangibles of $20.1 million in connection with our acquisition of CommWorks based on a preliminary purchase price allocation. The estimated useful lives of these purchased intangibles are from one to five years.  Expected amortization expense for the next five years, beginning the year ended December 31, 2004, is $8.5 million, $5.5 million, $3.9 million, $2.8 million and $0.9 million, respectively.

INTEREST INCOME (EXPENSE), NET

Net interest income (expense) was $(1.5) million for the three months ended June 30, 2003 and $1.0 million for the corresponding period in 2002. The increase was primarily due to interest expense and amortization of debt issuance costs relating to $402.5 million of convertible subordinated notes that we issued in March 2003.  In addition, there were lower balances in cash and cash equivalents on average during the three months ended June 30, 2003 as compared to 2002.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $0.2 million of income for the three months ended June 30, 2003 and $(1.7) million of income for the corresponding period in 2002. The current quarter’s other income (expense), net was primarily due to a tax refund received in China of $2.6 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Consolidated equity in the net loss of affiliated companies was $1.7 million for the three months ended June 30, 2003 and $0.0 million for the corresponding period in 2002. The current quarter’s equity loss was primarily due to our share of losses relating to a joint venture agreement we entered into on July 5, 2002 with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunication products. We have a 49% ownership interest in this joint venture company.

INCOME TAX EXPENSE

Income tax expense was $13.1 million for the three months ended June 30, 2003 and $6.6 million for the corresponding period in 2002. The increase in income tax expense was due to our increasing income. The effective tax rate was 25% and 20% for the three months ended June 30, 2003 and 2002, respectively. The increase in our effective tax rate was due primarily to the expiration of certain tax holidays in China and the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand our business globally. The future rate may vary due to a variety of factors, including, but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

Minority interest in earnings of consolidated subsidiaries was $0.0 million for the three months ended June 30, 2003 and $0.6 million for the corresponding period in 2002. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary of UTStarcom.

SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NET INCOME

For the six months ended June 30, 2003, we reported net income of $76.8 million as compared to net income of $43.3 million for the six months ended June 30, 2002. The increase in net income was partly attributable to the higher growth in our gross profit, which increased by 65%, as compared to the growth in operating expenses, which increased by 55%. We will continue to focus our efforts on the efficient management of our operating expenses, including continued cost reduction, manufacturing efficiencies and the redesign of our products for our PAS systems.

NET SALES

Our net sales increased 77% to $736.4 million for the six months ended June 30, 2003 from $415.2 million for the corresponding period in 2002. Sales of telecommunications equipment for the six months ended June 30, 2003 were $409.3 million, an increase of $147.4 million or 56%, as compared to the six months ended June 30, 2002. Sales of subscriber handsets for the six months ended June 30, 2003 were $327.1 million, an increase of $173.8 million or 113%, as compared to the six months ended June 30, 2002. In particular, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $264.5 million, $141.0 million, $327.1 million and $3.8 million, respectively, and represented 36%, 19%, 44% and 1% of our net sales for the six months ended June 30, 2003, respectively. Sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $187.1 million, $67.8 million, $153.3 million and $7.0 million, respectively, and represented 45%, 16%, 37% and 2% of our net sales for the six months ended June 30, 2002, respectively. Our mSwitch products are included with our iPAS product offering. We do not expect the percentage of revenues attributed to these products to change significantly in the near future.  In particular, we expect that, in 2003, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment and PAS handsets will represent approximately 35%, 20% and 45% of our net sales, respectively.

Sales of iPAS/PAS equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 82% and 84% of our net sales for the six months ended June 30, 2003 and 2002, respectively. Sales of telecommunication equipment also increased due to a $69.0 million increase in international sales, primarily driven by the sale of equipment to SBBC in Japan to support its ADSL rollout. Sales in Japan for the six months ended June 30, 2003 and 2002, accounted for 16% and 15% of our net sales, respectively. For the six months ended June 30, 2003, sales to SBBC accounted for 16% of our net sales and no other customer accounted for 10% or more of our consolidated net sales. For the six months ended June 30, 2002, sales to Zhejiang province and SBBC accounted for 25% and 14% of our net sales, respectively.

GROSS PROFIT

Gross profit increased 65% to $250.2 million for the six months ended June 30, 2003 from $151.6 million for the corresponding period in 2002. Gross profit, as a percentage of net sales, was 34% for the six months ended June 30, 2003 as compared to 37% for the six months ended June 30, 2002. The decrease in gross profit, as a percentage of net sales, was primarily due to higher sales of our lower margin handsets. Handset sales comprised 44% of sales for the six months ended June 30, 2003 compared to 37% for the corresponding period in 2002.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 36% to $72.5 million for the six months ended June 30, 2003 from $53.2 million for the corresponding period in 2002. Selling, general and administrative expenses as a percentage of net sales was 10% and 13% for the six months ended June 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses in absolute dollars was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling and administrative headcount increased to 2,160 employees at June 30, 2003 as compared to 1,236 employees at June 30, 2002. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to significant cash collections in China that reduced the requirement for allowance for doubtful debts as compared with previous periods. In addition, due to the SARS outbreak in China, our travel to Asia was curtailed for a number of months, with a resulting reduction in travel expenses. We expect our selling, general and administrative expenses to increase in absolute dollar amounts and to return to our previous percentage of net sales level, in future periods as sales and marketing activities increase and we incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 55% to $62.9 million for the six months ended June 30, 2003 from $40.6 million for the corresponding period in 2002. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. Research and development headcount increased to 1,924 employees at June 30, 2003 as compared to 1,159 employees at June 30, 2002. As a percentage of net sales, research and development expenses were 9% and 10% for the six months ended June 30, 2003 and 2002, respectively. We expect our research and development expenses to increase in absolute dollar amounts in future periods as we expand our research and development organization to support new product development.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

In-process research and development expense was $10.7 million for the six months ended June 30, 2003, and $0.7 million for the corresponding period in 2002. The charge for the six months ended June 30, 2003, resulted from our acquisition of CommWorks, a former division of 3Com, and three smaller acquisitions: RollingStreams, Xebeo and Shanghai Yi Yun Telecom Technology Co. Ltd., which accounted for $1.3 million, $6.2 million, $1.9 million and $1.3 million, respectively, and were based on appraisals by an independent valuation specialist. The charge for the six months ended June 30, 2002 arose from our acquisition of Issanni Communications, Inc. on April 19, 2002 and was based on an appraisal by an independent valuation specialist.

On May 23, 2003, the Company completed its acquisition of CommWorks.  CommWorks develops and deploys carrier-class, IP-based multi-service access and service creation platforms for telecommunications service providers.

In assessing CommWorks’ IPR&D projects, the key characteristics of the product under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the various projects’ stages of development.

As of the date of the acquisition, CommWorks had two projects under development that qualified for in-process research and development (“IPR&D”), SLAP and High Density Voice (“HDV”) 2.0.  SLAP is an IPR&D project in the Wireless division of CommWorks.  It is an interface that connects UTStarcom’s products with radio switch manufacturers’ products in China in order to connect a cellular network to the Internet.  HDV 2.0 is an IPR&D project in the Wireline product line of CommWorks.  SLAP utilizes software technology to increase data capacity for Voice over Internet Protocol (“VoIP”) solutions.

There are significant risks associated with those technologies.  The technological risks stem from the fact that the new technologies are in an early stage of development.  As of the closing date, CommWork’s SLAP IPR&D project was approximately 60% complete and HDV 2.0 was approximately 40% complete.  Therefore there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the competitive nature of the telecommunications equipment market.

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D projects.  The SLAP product is expected to be commercialized in September 2003.  Remaining costs required to complete the project, are estimated to be $0.2 million.  The HDV 2.0 product is expected to be commercialized in December 2003.  Remaining costs required to complete the project, are estimated to be $0.3 million.

On June 30, 2003, the Company completed the acquisition of RollingStreams a development-stage company. RollingStreams designs streaming, end-to-end TvoIP solutions for telecom operators and broadband service providers.

As of the date of the acquisition, the Company had one project under development that qualified for in-process research and development, MediaSwitch. MediaSwitch is an end-to-end solution designed for telecom operators and broadband service providers to deliver broadcast quality TV and on-demand entertainment services over Internet Protocol networks.

MediaSwitch is considered an IPR&D project because there are significant risks associated with the development of this technology.  These risks include technological and commercial risks.  The technological risks stem from the fact that the technology is 70% complete.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the lack of market acceptance for the TVoIP concept.

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D project.  MediaSwitch is expected to be commercialized in December 2003.  Remaining costs required to complete the project, are estimated to be $4.6 million.  Remaining engineering tasks include the productization of the complete solution.  This involves adding new features and functionalities and stabilizing the software code.

On May 7, 2003, the Company completed the purchase of all of the assets of Xebeo.  Xebeo develops and manufacturers optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers.

As of the date of the acquisition, the Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage.

There are significant risks associated with the development of MetroBridge.  These risks include both technological and commercial risks; therefore the development of MetroBridge is considered IPR&D. The technological risks stem from the fact that the development of MetroBridge requires highly complex software for product development and testing.  The development of MetroBridge was 60% complete as of the closing date.  Technical flaws discovered in the remaining development period would delay the introduction of the product.  Therefore there are significant risks associated with reaching the technological milestones on time and on budget.  The commercial risks are associated with the competitive nature of the telecommunications equipment market.  Furthermore, the commercial success of MetroBridge is dependent upon the willingness of telecom carriers to continue to invest in new equipment and customer acceptance of the new features offered by the product.

In addition to the technological and commercial risks stated above, significant additional costs are required to complete the development of MetroBridge, which is expected to be commercialized in November 2003.  Remaining costs required to complete the project are estimated to be $4.6 million.

Shanghai Yi Yun Telecom Technology Co. Ltd. is a provider of synchronous digital hierarchy (“SDH”) equipment.   As of the date of the acquisition, Yi Yun had two projects under development that qualified for in-process R&D, SDH transport systems that multiplex and transport data.  The products are expected to be utilized by telecommunication carriers for deployment in regional, international, national, provincial and metropolitan area backbone networks.

There are significant risks associated with the development of these products.  These risks include both technological and commercial risks.  The technological risks stem from the fact that some of the new technologies are in an early stage of development.  Therefore there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the competitive nature of the telecommunications equipment market.

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D projects.  The products are expected to be commercialized by December 2003.  Remaining costs required to complete the projects, are estimated to be $0.7 million.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $2.2 million for the six months ended June 30, 2003 from $1.1 million for the corresponding period in 2002. The increase in amortization of intangible assets was primarily due to additional intangibles recorded in connection with our acquisition of CommWorks. The estimated useful lives of these purchased intangibles are from one to five years.

INTEREST INCOME (EXPENSE), NET

Net interest expense was $(1.2) million for the six months ended June 30, 2003 and net interest income was $1.9 million for the corresponding period in 2002. The increase was primarily due to interest expense and amortization of debt issuance costs relating to $402.5 million of convertible subordinated notes that we issued in March 2003.  In addition, there were lower balances in cash and cash equivalents on average during the six months ended June 30, 2003 as compared to 2002.

OTHER INCOME (EXPENSE) NET

Other income net was $4.3 million for the six months ended June 30, 2003 and other expense net was $(1.6) million for the corresponding period in 2002. The increase in other income net was primarily due to a reinvestment incentive payment received in China of $3.9 million and a tax refund received in China of $2.6 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Consolidated equity in net loss of affiliated companies was $2.7 million for the six months ended June 30, 2003 and $0.8 million for the corresponding period in 2002. The equity loss for the six months ended June 30, 2003 was primarily due to our share of losses relating to a joint venture agreement we entered into on July 5, 2002 with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunication products. We have a 49% ownership interest in this joint venture company.

INCOME TAX EXPENSE

Income tax expense was $25.6 million for the six months ended June 30, 2003 and $11.1 million for the corresponding period in 2002. The effective tax rate was 25% and 20% for the six months ended June 30, 2003 and 2002, respectively. The increase in our effective tax rate was due primarily to the expiration of certain tax holidays in China and the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand our business globally. The future rate may vary due to a variety of factors, including, but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

MINORITY INTEREST IN (EARNINGS) OF CONSOLIDATED SUBSIDIARIES

Minority interest in earnings of consolidated subsidiaries was $0.0 million for the six months ended June 30, 2003 and $1.2 million for the corresponding period in 2002. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS during the six months ended June 30, 2002. HUTS is now a wholly-owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had lines of credit totaling $523.8 million available for future borrowings.  We have not guaranteed any debt not included in the consolidated balance sheet. At June 30, 2003, we had working capital of $779.6 million, including $276.0 million in cash and cash equivalents and $5.3 million of short-term investments.

Net cash used in operations for the six months ended June 30, 2003 of $155.9 million was primarily due to an increase in inventories, accounts receivable and other current and non-current assets of $659.9 million, $42.3 million and $122.7 million, respectively, as well as a decrease in taxes payable of $8.1 million.  This was partially offset by net income of $76.8 million, adjusted for non-cash charges including depreciation and amortization expense of $17.7 million, in-process research and development costs of $10.6 million, amortization of deferred stock compensation expense of $3.1 million, non-qualified stock option exercise tax benefits of $8.2 million, as well as growth in accounts payable of $165.6 million, other accrued liabilities of $26.5 million, and deferred revenue of $371.4 million. Net cash provided by operations for the six months ended June 30, 2002 of $66.9 million was primarily due to net income of $43.3 million, adjusted for depreciation and amortization expense of $10.1 million, amortization of deferred stock compensation expense of $1.9 million, non-qualified stock option exercise tax benefits of $3.0 million, inventory reserve of $7.9 million, allowance for doubtful accounts of $7.0 million an increase in accounts payable of $45.3 million, deferred revenue of $22.1 million, income taxes payable of $4.7 million, other current and non-current assets of $9.7 million, and a long-term investment impairment charge of $1.1 million. This was offset by an increase in inventories and accounts receivable of $48.1 million and $42.9 million, respectively.

Net cash used in investing activities for the six months ended June 30, 2003 of $182.4 million was primarily due to repurchase of shares from Softbank of $139.6 million, business acquisitions of $109.5 million, purchases of property, plant and equipment of $41.2 million, allocations to restricted cash of $4.0 million and investment in affiliates of $1.0 million, offset by net sales of short-term investments of $113.0 million. Net cash used in investing activities for the six months ended June 30, 2002 of $37.6 million was primarily due to purchases of plant, property and equipment of $21.6 million, business acquisitions of $17.7 million, allocations to restricted cash of $13.9 million and investment in affiliates of $6.0 million, offset by net sales of short-term investments of $21.4 million.

Net cash provided by financing activities for the six months ended June 30, 2003 of $382.6 million was primarily due to the offering of convertible subordinated notes with net proceeds of $391.4 million and proceeds from the exercise of stock options of $35.0 million, offset by purchases of call options for $43.8 million. Net cash used by financing activities for the six months ended June 30, 2002 of $12.0 million was primarily due to net payments of $47.8 million on borrowings under our lines of credit. This was offset by $35.7 million in proceeds from the sale of common stock in connection with the Softbank resale and the issuance of common stock through the exercise of stock options.

On May 23, 2003, we completed the acquisition from 3Com Corporation, a Delaware corporation, (“3Com”) of selected assets and liabilities from 3Com’s CommWorks division (“CommWorks”). We paid $100 million in cash, related transaction costs of $4.6 million and related transition costs of $4.7 million, such consideration was determined through negotiations between the Company and 3Com.  We funded the consideration for the acquisition from cash on hand.

We completed an offering on March 12, 2003 of $402.5 million of convertible subordinated notes due in 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. We used $43.8 million of the net proceeds in the second quarter to enter into convertible bond hedge and call option transactions with respect to our common stock to reduce the potential dilution from conversion of the notes.  We used $139.6 million of the net proceeds in the second quarter to repurchase 8.0 million of our shares of common stock beneficially owned by SOFTBANK America, Inc., pursuant to an agreement we entered into on March 7, 2003. On May 23, 2003, the Company completed its acquisition from 3Com Corporation, a Delaware corporation, (“3Com”) of selected assets and liabilities from 3Com’s CommWorks division (“CommWorks”). The Company paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million.

In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of June 30, 2003, we had completed the foundation and groundwork of a facility to be located there and have commenced construction of the building, which includes the infrastructure and outer-wall construction. We expect that construction of the new facility will be completed in early 2004 at a projected cost of approximately $95.6 million. We revised the expected completion date of that facility from late 2003 to early 2004, due to a slow down in construction during the first quarter of fiscal 2003resulting from the SARS outbreak and inclement weather. Capital expenditures for the facility were $38.6 million in 2002 and $8.0 million and $12.5 million in the three and six months ended June 30, 2003, respectively.

Our principal commitments at June 30, 2003 consist of obligations under operating leases and a commitment to invest up to an additional $3.0 million in one of our investments. We lease certain of our facilities under non-cancelable operating leases, which expire at various dates through 2007. We did not have any borrowings under our lines of credit at June 30, 2003.

We have not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or the availability of, or requirements for, capital resources.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Sales outside China are generally denominated in US dollars. We cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of June 30, 2003 was approximately $14.3 million. As of June 30, 2003 and December 31, 2002, we were not engaged in any hedging activities and did not hold any derivative financial instruments in respect of these Japanese Yen purchases.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of June 30, 2003, we had cash, restricted cash and investments, of $291.2 million and lines of credit totaling $523.8 million available for future borrowings. $140.1 million of these facilities expire in 2003 and $383.7 million of these facilities expire between 2004 and 2010. However, in the event that our current cash balances, anticipated future cash flows from operations and current lines of credit are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our obligations under contractual obligations and commercial commitments are primarily with regards to leasing arrangements, standby letters of credit and convertible subordinated notes and are as follows (in thousands):

	June 30, 2003
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Convertible subordinated notes	$402,500	$—	$—	$402,500
Operating leases	$19,076	$7,478	$10,952	$646
Other Commercial Commitments
Standby letters of credit	$9,910	$9,504	$406	$—

Certain sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have not accrued any amounts in relation to these provisions as no such claims have been made and we believes we have valid, enforceable rights to the intellectual property embedded in our products.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. We do not expect that the adoption of EITF No. 00-21 will have a significant impact on our consolidated results of operations and financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. We expect this could require consolidation of one of our non-controlled affiliates under FIN 46, which is effective for us at the beginning of the interim period that starts July 1, 2003. We have a 90% ownership interest in UTStarcom (Chongqing) Co., Ltd. (“CUTS”), an affiliate incorporated in China that assembles and manufactures handsets for our Personal Access System, or PAS, product line. We do not have control of the voting rights of CUTS; however, we are the primary beneficiary. Therefore, this affiliate would be considered a VIE under FIN 46. We may be required to consolidate the results of operations of this affiliate commencing July 1, 2003. CUTS was formed in November 2002 and the results of operations of CUTS for the three and six months ended June 30, 2003 were not material to our results of operations.  The maximum exposure to loss assuming there is no further investment is $4.5 million at June 30, 2003. The Company has not yet determined the impact of adopting FIN 46 on its consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”(“SFAS 149”).  This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. We do not expect the adoption of SFAS No. 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on our financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

RISKS RELATED TO OUR COMPANY

Our future product sales are unpredictable, our operating results are likely to fluctuate from quarter to quarter, and if we fail to meet the expectations of securities analysts or investors, our stock price could decline significantly.

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

•                  the impact of changes in general world and domestic economic conditions in light of the military and political situation in Iraq;

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

Competition in our markets may lead to reduced prices, revenues and market share.

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

Our business may suffer if we are unable to collect payments from our customers on a timely basis.

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

Our acquisition of CommWorks could be difficult to integrate, may disrupt our business and could harm our operating results.

In May 2003, we completed our acquisition of certain assets of 3Com Corporation’s CommWorks division (“CommWorks”). However, our management and financial controls, personnel, computer systems and other corporate support systems may not be adequate to manage the increase in the size and scope of our operations as a result of the completed acquisition. In addition, we may not be able to generate revenue from the CommWorks operations consistent with historical results. We may not be able to realize the synergies that we expect will result from the addition of the CommWorks assets to our business. Although our acquisition of CommWorks is structured as the acquisition of selected assets and liabilities, we cannot assure you that we will not assume or become subject to, as a result of the acquisition, liabilities that have an adverse impact on our financial position or results of operations. We also expect that CommWorks will need a significant working capital investment from us and/or an available debt facility. If additional financing is needed to fund the CommWorks operations, we cannot assure you that such financing will be available to us on commercially reasonable terms, or at all.

Moreover, based on information provided by 3Com Corporation, CommWorks has experienced sequentially declining annual revenue for the past several years and has experienced substantial operating losses during these periods. There can be no assurance that CommWorks will not continue to do so following its acquisition by us. Furthermore, historical results of the CommWorks operations may not be indicative of the results to be expected from those operations as they are integrated into our business.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products that achieve market acceptance.

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

Our business will suffer if we are unable to deliver quality products on a timely and cost effective basis.

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

We depend on some sole source and other key suppliers for handsets, base stations, components and materials used in our products, and if these suppliers fail to provide us with adequate supplies of high quality products at competitive prices, our competitive position, reputation and business could be harmed.

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

If we are unable to expand our direct sales operation in China and indirect distribution channels elsewhere or successfully manage our expanded sales organization, our operating results may suffer.

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

We expect average selling prices of our products to decrease, which may reduce our revenues and our gross margin as a percentage of net sales, and, as a result, we must introduce new products and reduce our costs in order to maintain profitability.

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

Shifts in our product mix may result in declines in gross profit, as a percentage of net sales.

Our gross profit, as a percentage of net sales, varies among our product groups. Our gross profit, as a percentage of net sales, is generally higher on our access network system products and is lower on our handsets. We also anticipate that the gross profit, as a percentage of net sales, may be lower for our newly developed products due to start-up costs and may improve as unit volumes increase and efficiencies can be realized. Our overall gross profit, as a percentage of net sales, has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce manufacturing costs.

Service providers sometimes evaluate our products for long and unpredictable periods, which causes the timing of purchases and our results of operations to be unpredictable.

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

Our multi-national operations subject us to various economic, political, regulatory and legal risks.

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

We are subject to risks relating to currency exchange rate fluctuations.

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

Our failure to meet international and governmental product standards could be detrimental to our business.

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

Our recent growth has strained our resources, and if we are unable to manage and sustain our growth, our operating results will be negatively affected.

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

We may not be able to sustain profitability.

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

Our success is dependent on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel, our business would be harmed.

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

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute our stockholders and harm our operating results.

We may acquire other businesses, products and technologies. For example, on May 23, 2003, we purchased certain assets and liabilities of the CommWorks division of 3Com Corporation for $100.0 million in cash and incurred related transaction and other related costs of $9.3 million.  In addition, during 2002 we acquired Issanni, a remote access server and local access technology company and assets and intellectual property of Shanghai Yi Yun, a provider of synchronous digital hierarchy transmission equipment. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, and the potential loss of key employees of the acquired company.

We may be unable to adequately protect our intellectual property, which could substantially harm our business.

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

We may be subject to claims that we infringe the intellectual property of others, which could substantially harm our business.

The industry in which we compete is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims could be time consuming, divert management’s attention and resources and cause us to incur significant expenses. In addition, although some of our supplier contracts provide for indemnification from the supplier with respect to losses or expenses incurred in connection with any infringement claim, some of our contracts do not provide for such protection. Therefore, we may incur substantial costs related to any infringement claim, which may substantially harm our results of operations or financial condition.

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

Business interruptions could adversely affect our business.

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

We are exposed to fluctuations in the values of our portfolio investments.

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

We have been named as a defendant in securities litigation.

We, and various underwriters for our initial public offering are defendants in a putative shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in federal court for the Southern District of New York as In re Initial Public Offering Securities Litigation , 21 MC 92. We believe we have meritorious defenses to the claims against us and intend to defend the litigation vigorously. A proposal has been made for the settlement and release of claims against the issuer defendants, including UTStarcom. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against UTStarcom continues, UTStarcom believes it has meritorious defenses and intends to defend the case vigorously.

RISKS RELATING TO THE STRUCTURE AND REGULATION OF

CHINA’S TELECOMMUNICATIONS INDUSTRY

China’s telecommunications industry is subject to extensive government regulation.

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

China’s telecommunications regulatory framework is in the process of being developed, which has led to uncertainties regarding how to conduct our business in China.

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

Our business may suffer as a result of the recent restructuring of China Telecom.

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

Effective in May 2002, China Telecom was split into two entities by region, northern and southern. The 10 northern provinces, municipalities and autonomous regions of China Telecom were merged with China Netcom Co. Ltd. and China Jitong Network Communications Co. Ltd. to form a new company known as China Netcom (“China Netcom”). The remaining 21 provinces, municipalities and autonomous regions now constitute the southern entity, and have kept the name of China Telecom (the “New China Telecom”). China Netcom inherited 30% of the old China Telecom’s national backbone network, with the rest going to the New China Telecom. As this change is very recent, we cannot be certain what impact the restructuring of China Telecom will have on our business operations. However, we may experience another decline in orders and related revenues similar to that which we experienced following the 1999 restructuring, resulting from uncertainty among our Telecommunications Company customers associated with the restructuring. Additionally, China Telecom completed its initial public offering in November 2002, and is now publicly listed on the New York Stock Exchange. Moreover, following any restructuring, China Netcom, the New China Telecom or any other entity that may replace it as a result of any subsequent restructuring may restrict or prohibit the sales of our products, which could cause substantial harm to our business.

We do not have some of the licenses we are required to have to sell our network access products in China.

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

We are required to register the software incorporated in our products in accordance with relevant Chinese regulations.

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

Most of our customers in China have historically been part of the China Telecom system and under China Telecom’s ultimate control; following the recent restructuring of China Telecom, most of our customers in China are now part of the New China Telecom or China Netcom, and are subject to their ultimate control.

Our main customers in China are the local Telecommunications Companies (formerly known as Telecommunications Bureaus), which historically operated under China Telecom, China’s state-owned fixed line operator, and were subject to its ultimate control. Following the recent restructuring of China Telecom, the Telecommunications Companies now operate under the ultimate control of either the New China Telecom or China Netcom. China Telecom completed its initial public offering in November 2002, and is listed on the New York Stock Exchange. Policy statements may be issued and decisions may be made by New China Telecom and China Netcom, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999, China Telecom prohibited all Telecommunications Companies from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by China’s Ministry of Information Industry. As most of our sales are generated from our operations in China, any decisions by the New China Telecom or China Netcom restricting or prohibiting the sales or deployment of our products could cause significant harm to our business.

Our customer base in China could effectively become increasingly concentrated if more purchasing decisions are coordinated or made by provincial or greater regional telecommunications service entities rather than by local telecommunications service providers.

We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all telecommunications service entities in Zhejiang province together and have treated these as one customer for the three and six months ended June 30, 2003 and the comparative periods presented. For the three months ended June 30, 2003, sales to Softbank BB Corporation (“SBBC”) and Zhejiang province accounted for 15% and 11% of our net sales, respectively. For the three months ended June 30, 2002, sales to Zhejiang province and SBBC accounted for 26% and 20% of our net sales, respectively. For the six months ended June 30, 2003, sales to SBBC accounted for 16% of our net sales and no other customer accounted for 10% or more of our consolidated net sales. For the six months ended June 30, 2002, sales to Zhejiang province and SBBC accounted for 25% and 14% of our net sales, respectively. At June 30, 2003, we have approximately 12 telecommunications service entities in Zhejiang province.

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

Our ability to sell our PAS wireless systems and handsets could be significantly impaired if the New China Telecom or China Netcom are granted, or if they otherwise acquire, mobile licenses allowing the New China Telecom or China Netcom to deliver cellular services.

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

Changes in telecommunications rates or pricing policies may result in decreased demand for our products.

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

Promotional or incentive programs offered by mobile operators such as China Mobile and China Unicom may adversely impact the competitiveness and pricing of our PAS Systems and related products.

The official tariffs and per-minute usage rates charged to mobile users in China are generally set by the Ministry of Information Industry and the National Development and Reform Commission, and are usually adhered to by mobile operators. However, from time to time, certain mobile operators such as China Mobile and China Unicom have offered special promotional pricing or incentives to customers, such as free incoming calls or free mobile-to-mobile calls. The continued use of such incentive programs by mobile operators may adversely impact the competitiveness and pricing of our PAS Systems and related products and their rollout by New China Telecom and China Netcom. Such incentive programs may continue or be expanded in the future. We cannot be certain as to what impact such incentive programs may have on our financial condition. However, it is possible that the continuation or expansion of such programs may have a material adverse effect on our business or results of operations.

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

Sales in China have accounted for most of our sales, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Approximately $332.5 million, or 81.9% and $182.1 million or 78.7%, of our net sales in the three months ending June 30, 2003 and 2002, respectively, and approximately $601.5 million, or 81.7% and $349.3 million or 84.1%, of our net sales in the six months ending June 30, 2003 and 2002, respectively, occurred in China. Additionally, a substantial portion of our fixed assets is located in China. Of our total fixed assets, approximately 76.3% and 87.8%, as of June 30, 2003 and December 31, 2002, respectively, were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, social and other events in China.

Devaluation in the value of the Renminbi and fluctuations in exchange rates could adversely affect our financial results.

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

Currency restrictions in China may limit the ability of our subsidiaries and joint ventures in China to obtain and remit foreign currency necessary for the purchase of imported components and may limit our ability to obtain and remit foreign currency in exchange for Renminbi earnings.

China’s government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. Under the current foreign exchange control system, sufficient foreign currency may not be available to satisfy our currency needs. Shortages in the availability of foreign currency may restrict the ability of our Chinese subsidiaries to obtain and remit sufficient foreign currency to pay dividends to us, or otherwise satisfy their foreign currency denominated obligations, such as payments to us for components, which we export to them, and for technology licensing fees. We may also experience difficulties in completing the administrative procedures necessary to obtain and remit needed foreign currency. Our business could be substantially harmed if we are unable to convert and remit our sales received in Renminbi into U.S. dollars. Under existing foreign exchange laws, Renminbi held by our China subsidiaries can be converted into foreign currencies and remitted out of China to pay current account items such as payments to suppliers for imports, labor services, payment of interest on foreign exchange loans and distributions of dividends so long as the subsidiaries have adequate amounts of Renminbi to purchase the foreign currency. Expenses of a capital nature such as the repayment of bank loans denominated in foreign currencies, however, require approval from appropriate governmental authorities before Renminbi can be used to purchase foreign currency and then remitted out of China. This system could be changed at any time by executive decision of China’s State Council to impose limits on current account convertibility of the Renminbi or other similar restrictions. Moreover, even though the Renminbi is intended to be freely convertible under the current account, the State Administration of Foreign Exchange, which is responsible for administering China’s foreign currency market, has a significant degree of administrative discretion in implementing the laws. From time to time, the State Administration of Foreign Exchange has used this discretion in ways, which effectively limit the convertibility of current account payments and restrict remittances out of China. Furthermore, in many circumstances the State Administration of Foreign Exchange must approve foreign currency conversions and remittances. Under the current foreign exchange control system, sufficient foreign currency may not be available at a given exchange rate to satisfy our currency demands.

China subjects foreign investors in the telecommunications industry to ownership and geographic limitations.

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

Governmental policies in China could impact our business.

Since 1978, China’s government has been and is expected to continue reforming its economic and political systems. These reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a number of political, economic and social factors. We believe that the basic principles underlying the political and economic reforms will continue to be implemented and provide the framework for China’s political and economic system. New reforms or the readjustment of previously implemented reforms could have a significant negative effect on our operations. Changes in China’s political, economic and social conditions and governmental policies, which could have a substantial impact on our business, include:

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

Economic policies in China could impact our business.

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

Since 1978, increasing emphasis had been placed on decentralization and the utilization of market forces in the development of China’s economy. Economic reform measures adopted by China’s government may be inconsistent or ineffectual, and we may not in all cases be able to capitalize on any reforms. Further, these measures may be adjusted or modified in ways, which could result in economic liberalization measures that are inconsistent from time to time or from industry to industry or across different regions of the country. China’s economy has experienced significant growth in the past decade. This growth, however, has been accompanied by imbalances in China’s economy and has resulted in significant fluctuations in general price levels, including periods of inflation. China’s government has implemented policies from time to time to increase or restrain the rate of economic growth, control periods of inflation or otherwise regulate economic expansion. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by China’s government to regulate the economy could also have a significant negative impact on economic conditions in China with a resulting negative impact on our business.

China’s entry into the World Trade Organization creates uncertainty as to the future economic and business environments in China.

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

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer.

Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries, UTStarcom China and HUTS, which together accounted for approximately 53.9% of our revenues in the six months ended June 30, 2003, expired at the end of 2002 and 2001, respectively. The tax holidays were not extended for the entities, and for 2003, the national enterprise tax rates were increased from 7.5% to 15% and from 10% to 15%, respectively, which could negatively impact our financial condition and results of operations. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two-year national enterprise income tax exemption from the first profit-making year, and a 50% national enterprise income tax reduction in the following three years. The Chinese government is considering the imposition of “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as UTStarcom, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, UTStarcom will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

China’s legal system embodies uncertainties that could negatively impact our business.

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

New manufacturing facility.

In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of June 30, 2003, we have completed the foundation and groundwork of a facility to be located there and have commenced construction of the building, which includes the infrastructure and outer-wall construction. We expect that construction of the new facility will be completed in early 2004 at a projected cost of approximately $95.6 million. We revised the expected completion date of that facility from late 2003 to early 2004, due to a slow down in construction during the first quarter of fiscal 2003 resulting from the SARS outbreak and inclement weather. Capital expenditures for the facility were $38.6 million in 2002 and $8.0 million and $12.5 million in the three and six months ended June 30, 2003, respectively. If we are unable to complete the construction on a timely basis our business may be harmed.

RISKS RELATING TO OUR STOCK PERFORMANCE AND

CONVERTIBLE DEBT SECURITIES

On March 12, 2003 we sold $402.5 million of convertible subordinated notes (referred to as “the notes” in the following risk factors) due in 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 0.875 percent per annum, are convertible into UTStarcom common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of UTStarcom. Holders of the notes may convert their notes only if: (i) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of our common stock.

Our stock price is highly volatile.

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

Softbank Corp. and its related entities, including Softbank America Inc., has significant influence over our management and affairs, which it could exercise against your best interests.

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., beneficially owned approximately 14.4% of our outstanding stock as of June 30, 2003. As a result, SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have the ability to exercise influence over all matters submitted to our stockholders for approval and exert significant influence over our management and affairs. This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. Matters that could require stockholder approval include:

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

SOFTBANK has entered into an agreement with us not to offer, sell or otherwise dispose of our common stock prior to March 7, 2004, subject to a number of exceptions.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders.

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

The convertible debt securities rank below our senior debt and liabilities of our subsidiaries, and we may be unable to repay our obligations under the notes.

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

As of June 30, 2003, (i) we had no senior debt outstanding, and (ii) our subsidiaries had no outstanding indebtedness and approximately $405.8 million of other liabilities, including trade payables, but excluding intercompany liabilities, as to which the notes would have been effectively subordinated.

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

We may be limited in our ability to purchase the notes in the event of a change in control.

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

Absence of a trading market for the notes.

The notes are a new issue of securities with no established trading market. At the time of the original issuance of the notes in March 2003, the initial purchasers of the notes advised us that they intended to make a market in the notes. However, as initial purchasers, they are not obligated to make a market in the notes and any market making by the initial purchasers may be discontinued at any time at the sole discretion of the initial purchasers without notice. We cannot assure you that a market for the notes will develop and continue upon completion of the offering or that the market price of the notes will not decline. Various factors, such as changes in prevailing interest rates or changes in perceptions of our creditworthiness could cause the market price of the notes to fluctuate significantly. The trading price of the notes will also be significantly affected by the market price of our common stock, which could be subject to wide fluctuations in response to a variety of factors. The notes will not be listed on any securities exchange or quoted on the Nasdaq National Market and will only be traded on the over-the-counter market.

We have significantly increased our leverage as a result of the sale of the notes.

In connection with the sale of the notes, we incurred $402.5 million of indebtedness. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

Hedging transactions and other transactions may affect the value of the notes and of our common stock.

We have entered into convertible bond hedge and call option transactions with respect to our common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. In connection with these hedging arrangements,

Banc of America Securities LLC and Credit Suisse First Boston LLC have taken and/or will take positions in our common stock in secondary market transactions and/or have entered and/or will enter into various derivative transactions after the pricing of the notes. Such hedging arrangements could increase the price of our common stock. Banc of America Securities LLC and Credit Suisse First Boston LLC are likely to modify their hedge positions from time to time prior to conversion or maturity of the notes by purchasing and selling shares of our common stock, other securities of the Company or other instruments they may wish to use in connection with such hedging. We cannot assure you that such activity will not adversely affect the market price of our common stock.

The notes may not be rated or may receive a lower rating than anticipated.

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

The table below represents carrying amounts and related weighted-average interest rates of maturity of interest bearing instruments in our investment portfolio at June 30, 2003:

(in thousands except interest rates)

Cash and equivalents	$275,978
Average interest rates	1.1%
Short-term investments	$5,282
Average interest rates	1.4%
Total investment securities	$281,260
Average interest rate	1.1%

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

Foreign Exchange Rate Risk.  We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of June 30, 2003 is approximately $14.3 million.

Credit Risk. The Company completed an offering on March 12, 2003, of $402.5 million of convertible subordinated notes due March 1, 2008. Concurrent with the issuance of the convertible notes, the Company has entered into convertible bond hedge and call option transactions with respect to its common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.  The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. Subject to the movement in the share price of our common stock, we could be exposed to credit risk in the settlement of these options in our favor. Based on a review of the possible net settlements and the credit strength of Banc of America Securities LLC and its affiliates and Credit Suisse First Boston LLC and its affiliates, we believe that we do not have a material exposure to credit risk arising from these option transactions.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933.  A proposal has been made for the settlement and release of claims against the issuer defendants, including UTStarcom. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against UTStarcom continues, UTStarcom believes it has meritorious defenses and intends to defend the case vigorously. The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore we are unable to currently estimate the loss if any associated with the litigation.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

[None.]

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2003, the Annual Meeting of Stockholders of the Company was held in Oakland, California.

An election of Class III directors was held with the following individuals being elected to the Board of Directors of the Company as Class III directors:

Name	Votes For	Votes Withhold

Hong Liang Lu

76,665,663

14,582,567

Masayoshi Son	70,573,483	20,674,747

The current Class I and Class II directors with unexpired terms are as follows:

Continuing Class I Directors:

Thomas J. Toy

Ying Wu

Continuing Class II Directors:

Larry D. Horner

Betsy S. Atkins

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent public accountants to audit the financial statements of the Company for the fiscal year ending December 31, 2003. There were 88,820,136 votes cast for the appointment, 2,403,462 votes cast against the appointment and 24,632 abstentions.

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

NUMBER	EXHIBIT DESCRIPTION

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K:

1.               Report on Form 8-K dated April 16, 2003, filed on April 23, 2003 under “Item 9. FD Disclosure” containing UTStarcom. Inc.’s press release dated April 16, 2003 with respect to announcing its financial results for the fiscal quarter ended March 31, 2003.

2.               Report on Form 8-K dated May 23, 2003,filed on June 4, 2003 under “Item 2. Acquisition or Disposition of Assets” and “Item 7. Financial Statements and Exhibits.” With respect to UTStarcom. Inc.’s acquisition of 3Com Corporation and certain assets of 3Com’s CommWorks.

UTStarcom, Inc

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2003	UTSTARCOM, INC.
(Registrant)

BY:

/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director (principal executive officer)

/s/ Michael J. Sophie
Michael J. Sophie
Chief Financial Officer and Assistant Secretary (principal financial officer)

UTStarcom, Inc

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002