Form 10-K/A
period 2002-12-31
UTSTARCOM INC
filed 2003-09-08
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        UTStarcom, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed with the Securities and Exchange Commission on February 21, 2003 (the "Annual Report"), to amend and restate in their entirety Exhibits 10.82 through 10.86, to disclose certain information for which confidential treatment had been initially requested. This Amendment No. 1 continues to speak as of the date of the original filing of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)    (1)    Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 69 of the Annual Report.

                   (2)    Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 69 of the Annual Report.

                   (3)    Exhibits

Exhibit Number	Description
3.1(1)	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc.
3.2(1)	Amended and Restated Bylaws of UTStarcom, Inc.
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2(1)	Specimen Common Stock Certificate.
4.3(1)	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1992 Omnibus Equity Incentive Plan and form of related agreement.
10.3(1)	1995 Stock Plan and forms of related agreements.
10.4(1)	1997 Stock Plan, as amended, and forms of related agreements.
10.5(1)	2000 Employee Stock Purchase Plan and forms of related agreements.
10.6(1)	Common Stock Purchase Warrant dated February 5, 1998 between UTStarcom, Inc. and Lintech Limited.
10.7(1)	Common Stock Purchase Warrant dated September 20, 1999 between UTStarcom, Inc. and Talent Group International, Ltd.
10.8(1)	Employment and Non-Competition Agreement dated October 6, 1995 between UTStarcom, Inc. and Hong Lu.
10.9(1)	Employment and Non-Competition Agreement dated October 6, 1995 between UTStarcom, Inc. and Ying Wu.
10.10(1)*	Product Manufacture & License Agreement dated May 13, 1997 between UTStarcom, Inc. and Tollgrade Communications, Inc.
10.11(1)*	Sales Agreement dated February 12, 1999 between UTStarcom (China) Ltd. and BaoDing Telecommunication Bureau, Hebei Province.
10.12(1)*	Sales Contract dated August 23, 1999 between UTStarcom (China) Ltd. and Xian Telecommunication Bureau.
10.13(1)*	Technical License and Assistance Agreement dated November 2, 1999 between UTStarcom, Inc. and Mitsubishi Electric Corporation.
10.13(a)(1)*	Amendment No. 1 to Technical License and Assistance Agreement dated February 21, 2000 between UTStarcom, Inc. and Mitsubishi Electric Corporation.
10.14(1)*	Technical Assistance Agreement dated October 1, 1999 between Matsushita Communication Industrial Co. Ltd. and UTStarcom, Inc.
10.14(a)(1)	Addendum dated February 18, 2000 to the Technical Assistance Agreement dated October 1, 1999 between Matsushita Communication Industrial Co. Ltd. and UTStarcom, Inc.
10.15(1)*	Joint Product Development and Marketing Memorandum and Understanding dated September 2, 1999 between UTStarcom, Inc. and Matsushita Communication Industrial Co., Ltd.
10.16(1)*	Joint Patent Filing Agreement dated December 1, 1998 between UTStarcom, Inc. and Matsushita Communication Industrial Co., Ltd.

10.17(1)*	Loan Agreement dated June 15, 1998 between UTStarcom, Inc. and SOFTBANK Corp.
10.18(a)(1)*+	Loan Agreement dated March 9, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(b)(1)*	Loan Agreement dated June 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(c)(1)*	Loan Agreement dated June 29, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(d)(1)*	Loan Agreement dated July 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(e)(1)*	Loan Agreement dated July 14, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(f)(1)*	Loan Agreement dated July 21, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(g)(1)*	Loan Agreement dated August 5, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(h)(1)*	Loan Agreement dated August 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(i)(1)*	Loan Agreement dated September 2, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(j)(1)*	Loan Agreement dated September 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.19(1)*	Joint Venture Agreement dated July 31, 1997 between UTStarcom, Inc. and Zhejiang Telecommunication Equipment Factory.
10.20(1)*	Joint Venture Agreement dated December 8, 1995 between UTStarcom, Inc. and Chinese Guangdong Nanfeng Telecommunication Group Co. Ltd.
10.20(a)(1)*	Amendment Agreement to the Contract and Articles of Association of Guangdong UTStarcom Communications Co. Ltd. dated December 11, 1997.
10.21(1)*	Joint Venture Agreement dated September 12, 1997 between UTStarcom, Inc. and Zhejiang Nantian Post and Telecommunication Development Group Co. Ltd.
10.22(1)	Lease dated December 23, 1997 between UTStarcom, Inc. and Tech Center Partners.
10.23(1)	Lease Agreement dated April 1995, as amended, between UTStarcom, Inc. and Metro Park Associates.
10.24(1)	Lease Agreements dated December 31, 1997 and May 14, 1998 between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong Southern Telecom Group Huizhou Company.
10.25(1)	Lease Contract dated December 15, 1996 between UTStarcom (Hangzhou) Telecommunications Co., Ltd. and Yile Village, Gudang Township.
10.26(1)*	Purchase Agreement for P.R. China Market dated April 1, 1999 between UTStarcom Inc., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd.
10.27(1)	Information Service Project Contract dated June 1, 1998 between UTStarcom (China) Ltd. and China Jitong Communication Co. Ltd.

10.28(1)	Payment Agent Contract dated June 11, 1998 among UTStarcom, UTStarcom (China) Ltd, Softbank Corporation and Jitong Communication Co., Ltd.
10.29(1)	Agreement on Termination of Contract dated August 30, 1999 among UTStarcom, Inc., UTStarcom (China) Ltd., Softbank Corporation and Jitong Communication Co., Ltd.
10.30(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.31(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.32(1)	Employment and Non-Competition Agreement dated October 6, 1995 between UTStarcom, Inc. and Bill Huang.
10.33(1)	Lease contract on Housing and Vacant Land at Yunshan Post and Telecommunication Industrial Village dated January 3, 2000 between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong Nanfang Communication Group, Huizhou Co.
10.34(1)	Loan Agreement dated October 8, 1996 between UTStarcom (China) Co., Inc. and Bill X. Huang.
10.35(1)	Promissory Note Secured by Deed of Trust dated February 13, 1999 issued to UTStarcom, Inc. by Bill X. Huang and Minnie Huang.
10.36(1)*	Supply Agreement dated February 18, 2000 between UTStarcom, Inc. and Matsushita Electric Industrial Co., Ltd.
10.37(2)*	Manufacturing License Agreement between Himachal Futuristic Communications Ltd. and UTStarcom, Inc. undated.
10.38(2)*	Sales Agreement between Japan Radio Company and UTStarcom, Inc. dated March 16, 2000.
10.39(2)*	Technical Collaboration Agreement between Sharp Corporation and UTStarcom, Inc., dated March 31, 2000.
10.40(2)*	Parts Supply Agreement between Sharp Corporation and UTStarcom, Inc. undated.
10.41(3)*	Joint Venture Agreement between SOFTBANK Corporation and UTStarcom, Inc. dated May 29, 2000.
10.42(3)*	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.
10.43(3)*	Supply Agreement between Matsushita Electric Industrial Co., Ltd., Matsushita Communications Industrial Co., Ltd., and UTStarcom, Inc. dated April 1, 2000.
10.44(4)*	OEM Agreement between UTStarcom, Inc. and Zaffire, Inc., dated August 10, 2000.
10.45(4)*	Development Agreement between UTStarcom, Inc. and Matsushita Communication Industrial Co., Ltd., dated September 26, 2000.
10.46(4)*	OEM Agreement between UTStarcom, Inc. and Interwave Communications International, Ltd., dated July 14, 2000.
10.47(4)*	OEM Agreement between UTStarcom, Inc. and Foundry Networks, Inc., dated August 24, 2000.
10.48(4)*	Loan Contract between UTSC Co., Ltd. and Bank of China Beijing Branch, dated August 29, 2000.

10.49(9)*	Sales Contract between UTStarcom (China), Ltd. and Zhejiang Telecom Company (Shaoxing Branch), dated November 18, 2000.
10.50(9)*	Sales Contract between UTStarcom (China), Ltd. and He Nan Telecom Company, dated October 28, 2000.
10.51(9)*	Sales Contract between UTStarcom (China), Ltd., Xian Equipment Import/Export Company, Ltd., and Shaanxi China Telecom Group, Ltd., dated September 29, 2000 (received by UTStarcom, Inc. on October 9, 2000).
10.52(9)*	Technical Assistance Agreement between UTStarcom, Inc. and Matsushita Communication Industrial Co. Ltd., dated December 1, 2000.
10.53(9)*	Definitive Agreement for Collaboration between UTStarcom, Inc. and Mitsubishi Electric Corporation, dated October 22, 2000.
10.54(9)*	Software License Agreement between UTStarcom, Inc. and DDI Corporation, Inc. dated October 4, 2000.
10.55(9)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunication D'Haiti S.A.M., dated December 5, 2000.
10.56(5)*	Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited dated July 24, 2000.
10.57(5)*	Amendment No.1 to July 24, 2000 Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited, dated March 2, 2001.
10.58(5)*	Loan Agreement between China Merchant Bank and UTStarcom (China) Co., Ltd., dated March 14, 2001.
10.59(5)*	Technical Service Agreement between UTStarcom (China) Co., Ltd. and Hainan Xinhuangpu Investment Co., Ltd., dated August 18, 2000.
10.60(5)*	Assets Transfer Agreement between Hainan Xinhuangpu Investment Co., Ltd. and UTStarcom (China) Co., Ltd., dated August 18, 2000.
10.61(5)*	Equity Transferring Agreement between Zhe Jiang Nantian Telecommunication Development Group Share Company and UTStarcom, dated February 5, 2001.
10.62(5)*	Sales Contract between Zhejiang Telecom Co. and UTStarcom (China) Co., Ltd., dated March 23, 2001.
10.63(5)*	Manufacturing License Agreement between Himachal Futuristic Communications Ltd. and UTStarcom, Inc. dated March 6, 2001.
10.64(7)	2001 Director Option Plan.
10.65(7)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunications D'Haiti S.A.M. dated as of April 12, 2001.
10.66(6)	2001 Director Option Plan, as amended on July 10, 2001.
10.67	[Reserved]
10.68(10)	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and China Everbright Bank, Chaoyang Branch, Beijing, dated November 30, 2001.
10.69(10)	Equity Transfer Agreement between UTStarcom, Inc. and Guangdong Nanfang Communications Group Co. Ltd., dated December 18, 2001.
10.70(10)	Equity Transfer Agreement between UTStarcom, Inc. and Zhejiang Provincial Telecom. Instruments Factory and UTStarcom (Hangzhou) Communications Co., Ltd., dated January 21, 2002.

10.71(10)	Lease Agreement between UTStarcom, Inc. and Legend Tech., dated September 12, 2001.
10.72(11)	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and Beijing City Commercial Bank, Yuhaiyuan Road Branch, dated February 20, 2002, and Maximum Amount Guaranty Contract between UTStarcom (Hangzhou) Telecommunication Co., Ltd. and Beijing City Commercial Bank, Yuhaiyuan Road Branch, dated February 20, 2002.
10.73(11)	Change of Control Severance Agreement between Gerald Soloway and UTStarcom, Inc. dated April 12, 2002.
10.74(11)	Change of Control Severance Agreement between Howard Kwock and UTStarcom, Inc. dated April 12, 2002.
10.75(11)	Change of Control Severance Agreement between Michael J. Sophie and UTStarcom, Inc. dated April 12, 2002.
10.76(12)	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and Shenzhen Development Bank, Hangzhou, dated June 26, 2002.
10.77(12)	Merger Agreement by and between UTStarcom Telecom Co., Ltd. and Guangdong UTStarcom Teleco.
10.78(13)*	Professional Services Agreement between UTStarcom, Inc. and N. Lohr Bangle, Jr. dated as of September 10, 2002.
10.79(13)*	Teaming Agreement between UTStarcom, Inc. and Stellar Holdings, LLC dated as of September 10, 2002.
10.80(13)*	Joint Venture Contract between UTStarcom Telecom Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd. dated as of July 5, 2002.
10.81(13)*	Amendment to OEM Agreement between UTStarcom, Inc. and InterWave Communications dated as of September 27, 2002.
10.82*	Joint Development Agreement between Datang Mobile Communications Equipment Co., Ltd and UTStarcom (China) Co., Ltd. dated November 22, 2002.
10.83*	Broadband Access Network General Terms and Conditions between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.84*	Broadband Access Equipment Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.85*	Broadband Access Services Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.86*	Broadband Access Software Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
21.1(14)	Subsidiaries of UTStarcom.
23.1(14)	Consent of PricewaterhouseCoopers LLP.
23.2(10)	Consent of Willamette Management Associates.
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.1(14)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2(14)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
[Reserved]

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

(14)
Previously filed on February 21, 2003.

(b)
Reports on Form 8-K:

1.
UTStarcom filed a Report on Form 8-K with the Securities and Exchange Commission on August 29, 2002 in connection with its Repurchase of 6,000,000 shares of Common Stock from SOFTBANK Corp.

(c)
Exhibits

    See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934 as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of September, 2003.

UTSTARCOM, INC.
By:	/s/ MICHAEL J. SOPHIE Michael J. Sophie Vice President of Finance, Chief Financial Officer and Assistant Secretary

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Hong Liang Lu and Michael J. Sophie, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

* Hong Lu	President and Chief Executive Officer (principal executive officer) and Director	September 8, 2003
/s/ MICHAEL J. SOPHIE Michael J. Sophie	Vice President of Finance, Chief Financial Officer and Assistant Secretary (principal financial and accounting officer)	September 8, 2003
* Betsy S. Atkins	Director	September 8, 2003
* Larry D. Horner	Director	September 8, 2003
* Masayoshi Son	Chairman of the Board of Directors	September 8, 2003
* Thomas J. Toy	Director	September 8, 2003
* Ying Wu	Executive Vice President, Chief Executive Officer, China Operations and Director	September 8, 2003
*By:	/s/ MICHAEL J. SOPHIE Michael J. Sophie Attorney-in-Fact

QuickLinks

EXPLANATORY NOTE
  ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY