Form 10-Q/A
period 2003-03-31
UTSTARCOM INC
filed 2003-09-08
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

UTStarcom, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, which was originally filed with the Securities and Exchange Commission on May 12, 2003 (the “Quarterly Report”), to amend and restate in its entirety Exhibit 10.90, to disclose certain information for which confidential treatment had been initially requested.  This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

NUMBER	EXHIBIT DESCRIPTION

4.4(1)	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
10.88(1)	Registration Rights Agreement between UTStarcom, Inc. and the Initial Purchasers named therein dated as of March 12, 2003.
10.89(1)	Asset Purchase Agreement dated as of March 4, 2003 between UTStarcom, Inc. and 3Com Corporation.
10.90*	Equipment Purchase Agreement dated as of February 4, 2003 between UTStarcom, Inc. and Tata Teleservices Limited.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

(1)                                  Previously filed on May 12, 2003.

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

Date: September 8, 2003	UTSTARCOM, INC.
(Registrant)

BY:

/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director

/s/ Michael J. Sophie
Michael J. Sophie
Chief Financial Officer and Assistant Secretary

UTSTARCOM, INC.

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
4.4(1)	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
10.88(1)	Registration Rights Agreement between UTStarcom, Inc. and the Initial Purchasers named therein dated as of March 12, 2003.
10.89(1)	Asset Purchase Agreement dated as of March 4, 2003 between UTStarcom, Inc. and 3Com Corporation.
10.90*	Equipment Purchase Agreement dated as of February 4, 2003 between UTStarcom, Inc. and Tata Teleservices Limited.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to the omitted portions.

(1)                                  Previously filed on May 12, 2003