Form 10-Q
period 2003-09-30
UTSTARCOM INC
filed 2003-11-12
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of October 31, 2003 there were 103,826,082 shares (120,744,955 shares assuming conversion of outstanding convertible subordinated notes) of the Registrant’s Common Stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$436,085	$231,944
Short-term investments	5,282	107,305
Accounts receivable, net of allowances for doubtful accounts of $27,400 and $26,250 at September 30, 2003 and December 31, 2002, respectively	261,105	221,215
Accounts receivable, related parties	52,581	835
Notes receivable	18,894	12,048
Inventories	979,810	424,666
Prepaids	176,464	47,220
Restricted cash	17,407	21,251
Other current assets	64,064	40,888
Total current assets	2,011,692	1,107,372
Property, plant and equipment, net	156,061	98,511
Long-term investments	22,818	35,360
Goodwill	100,346	44,806
Intangible assets, net	48,076	5,014
Other long-term assets	38,081	14,489
Total assets	$2,377,074	$1,305,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23,390	$—
Accounts payable	402,037	256,980
Income taxes payable	24,315	13,003
Deferred revenue	544,659	164,247
Other current liabilties	186,607	104,927
Total current liabilities	1,181,008	539,157
Long-term debt	402,500	—
Total liabilities	1,583,508	539,157
Commitments and contingencies (Notes 8, 13, 17)
Minority interest	519	—
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 103,202,125 and 106,787,908 at September 30, 2003 and December 31, 2002	130	135
Additional paid-in capital	637,930	658,546
Deferred stock compensation	(8,916)	(11,766)
Retained earnings	163,422	120,520
Receivable from stockholders	(254)	(282)
Accumulated other comprehensive income (loss)	735	(758)
Total stockholders’ equity	793,047	766,395
Total liabilities and stockholders’ equity	$2,377,074	$1,305,552

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net sales
Unrelated parties	$558,328	$223,486	$1,176,014	$577,270
Related parties	26,054	42,027	144,722	103,441
	584,382	265,513	1,320,736	680,711

Cost of sales	398,280	172,696	884,445	436,340
Gross profit	186,102	92,817	436,291	244,371
Operating expenses:
Selling, general and administrative	57,371	28,582	129,917	81,788
Research and development	44,723	22,958	107,613	63,525
In-process research and development	161	—	10,809	670
Amortization of intangible assets	3,081	631	5,259	1,764
Total operating expenses	105,336	52,171	253,598	147,747

Operating income	80,766	40,646	182,693	96,624
Interest income	530	1,356	2,172	4,384
Interest expense	(1,506)	(88)	(3,463)	(1,223)
Other income (expenses), net	670	(3,334)	4,118	(4,885)
Equity in loss of affiliated companies	(1,560)	(145)	(4,280)	(944)
Income before income taxes and minority interest	78,900	38,435	181,240	93,956
Income tax expense	19,725	7,686	45,310	18,790
Minority interest in earnings of consolidated subsidiaries	(35)	—	(35)	(1,156)

Net income	$59,140	$30,749	$135,895	$74,010

Basic earnings per share	$0.58	$0.28	$1.31	$0.67

Diluted earnings per share	$0.46	$0.27	$1.12	$0.64

Weighted average shares used in per-share calculation:

- Basic	102,814	109,776	103,607	110,459

- Diluted	131,914	113,508	123,194	115,716

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,895	$74,010
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	30,293	15,275
Non-qualified stock option exercise tax benefits	12,605	3,323
Loss on sale of assets	744	321
Loss on sale of notes receivable	1,931	—
In-process research and development costs	10,809	670
Amortization of debt issuance	1,359	—
Warrants adjustment to fair value	(64)	—
Loss on sale of investment	73	—
Impairment of long-term investment	63	2,823
Stock compensation expense	3,236	2,291
Allowance for doubtful accounts	1,150	6,471
Deferred income taxes	(2,960)	(8,716)
Inventory reserve	9,715	16,477
Equity in loss of affiliated companies	4,280	944
Minority interest in earnings of consolidated subsidiary	35	1,156
Changes in operating assets and liabilities:
Accounts receivable	(92,786)	7,660
Inventories	(558,514)	(72,345)
Other current and non-current assets	(153,290)	(18,642)
Accounts payable	145,057	43,027
Income taxes payable	11,312	5,160
Other current liabilities	70,989	31,516
Deferred revenue	370,744	24,955
Net cash provided by operating activities	2,676	136,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(71,419)	(42,027)
Investment in affiliates, net of cash acquired	(661)	(11,044)
Issuance of note receivable	(10,071)	—
Purchase of businesses, net of cash acquired	(112,415)	(17,705)
Purchase of investments	(64,643)	(74,913)
Proceeds from sale of investments	177,923	101,937
Net cash used in investing activities	(81,286)	(43,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock upon exercise of stock options, net of expenses	51,229	36,982
Purchase of calls spread	(43,792)	—
Proceeds from borrowings	414,821	39,619
Payments for borrowing	—	(110,101)
Repurchase of stock	(139,609)	(72,921)
Proceeds from stockholder notes	28	39
Net cash provided by (used in) financing activities	282,677	(106,382)
Effect of exchange rate changes on cash	74	(138)
Net increase/(decrease) in cash and cash equivalents	204,141	(13,896)
Cash and cash equivalents at beginning of period	231,944	321,136
Cash and cash equivalents at end of period	$436,085	$307,240

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly- and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies are accounted for using the cost or equity method, as applicable. Certain previously reported amounts have been reclassified to conform to the current presentation format.

The accompanying financial data as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2002 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2002 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K and Form 10-K/A.

The Company has a 90% ownership interest in UTStarcom (Chongqing) Co., Ltd. (“CUTS”), an affiliate incorporated in China that assembles and manufactures handsets for our Personal Access System, or PAS, product line. On September 23, 2003, the Company acquired controlling voting rights of CUTS and has consolidated the results of operations of this affiliate as of that date.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

2.                                      REVENUE RECOGNITION:

Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectability is reasonably assured.  If the fee due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as deferred revenue. Shipping and handling costs are recorded as revenues and costs of revenues.

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements.  Multiple element arrangements primarily involve the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer.  Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the undelivered elements are not deemed essential to the functionality of the delivered elements and payment for the delivered elements is not contingent on delivery of the undelivered elements.

Where multiple elements exist in an arrangement and software is more than incidental to the equipment or services in the arrangement, software and software-related elements are recognized under the provisions of Statement of Position 97-2, as amended, and Emerging Issues Task Force Issues No 03-05.  The Company allocates revenues to each element of software arrangements based on vendor-specific objective evidence (“VSOE”).  VSOE of each element is based on the price charged when the same element is sold separately.   The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company recognizes revenue for system integration, installation and training upon completion of performance if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term.

The Company assesses collectability based on a number of factors, including past transaction history with the customer, and the credit-worthiness of the customer. The Company does not request collateral from our customers. If the Company determines that collection of a fee is not reasonably assured, the Company defers the fee and recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

3.                                      EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined in the same manner as basic earnings per share except that the number of shares is increased by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, a written call option, warrants and convertible subordinated notes.

The following table presents the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:

Net income (for basic EPS computation)	$59,140	$30,749	$135,895	$74,010

Effect of Dilutive Securities
7/8% Convertible Subordinated Notes	1,098	—	2,473	—

Net income adjusted for dilutive securities	$60,238	$30,749	$138,368	$74,010

Denominator:

Shares used to compute basic EPS	102,814	109,776	103,607	110,459
Dilutive common stock equivalent shares:
Stock options	8,810	3,705	6,977	5,229
Written call option	3,341	—	—	—
Convertible subordinated notes	16,919	—	12,581	—
Warrants	30	27	29	28
Shares used to compute diluted EPS	131,914	113,508	123,194	115,716

Basic earnings per share	$0.58	$0.28	$1.31	$0.67

Diluted earnings per share	$0.46	$0.27	$1.12	$0.64

Certain potential shares related to employee stock options, warrants and written call options outstanding during the three and nine months ended September 30, 2003 and 2002 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive.  For the three months ended September 30, 2003, these shares totaled 0.2 million with a weighted average exercise price of $43.16 per share, compared to 6.7 million with a weighted average exercise price of $21.20 per share for the corresponding period in 2002. For the nine months ended September 30, 2003, these shares totaled 17.4 million at a weighted average exercise price of $32.19 per share, compared to 2.2 million with a weighted average exercise price of $24.17 per share for the corresponding period in 2002.

On September 30, 2003, each of the Company’s 7/8% convertible subordinated notes outstanding was eligible for conversion into shares of common stock.  For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s stock price exceeds a specified threshold. At September 30, 2003 the closing price of the Company’s common stock exceeded the specified threshold, which had the effect of increasing the denominator for diluted earnings per share by 16.9 million shares and 12.6 million shares for the three and nine months ended September 30, 2003, respectively.  Additionally, during the quarter ended September 30, 2003, the average price of the Company’s stock exceeded the specified strike prices of the convertible bond hedge and call option transactions that the Company entered into to reduce the potential dilution from conversion of the notes.  Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.  Using the treasury stock method, under FAS 128, this would have the effect of decreasing the denominator for diluted earnings per share by 6.8 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 3.3 million shares for the call option transaction.  However, only the dilutive effect of the 3.3 million shares with respect to the call option transaction is included in the Company’s diluted earnings per share calculation above.  The convertible bond hedge, under FAS 128, is always anti-dilutive.

The net income for the diluted EPS computation reflects the reduction in interest expense of $1.1 million and $2.5 million for the three and nine months ended September 30, 2003, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic
Net income available for common stockholders:
As reported	$59,140	$30,749	$135,895	$74,010

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	115	353	2,304	1,677

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(7,199)	(5,054)	(21,409)	(14,379)

Pro forma net income	$52,056	$26,048	$116,790	$61,308

Basic income per share:
As reported	$0.58	$0.28	$1.31	$0.67
Pro forma	$0.51	$0.24	$1.13	$0.56

Diluted
Net income available for common stockholders:
As reported	$59,140	$30,749	$135,895	$74,010

Effect of dilutive securities
7/8% Convertible subordinated notes	1,098	—	2,473	—

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	115	353	2,304	1,677

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(7,199)	(5,054)	(21,409)	(14,379)

Pro forma net income	$53,154	$26,048	$119,263	$61,308

Diluted income per share:
As reported	$0.46	$0.27	$1.12	$0.64
Pro forma	$0.41	$0.24	$0.99	$0.55

5.                                      COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income	$59,140	$30,749	$135,895	$74,010
Unrealized gains (losses) on investments	(309)	(18)	874	(239)
Change in cumulative translation adjustments	663	3	619	(138)

Total comprehensive income	$59,494	$30,734	$137,388	$73,633

6.                                      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

All of the Company’s short-term investments are classified as available-for-sale. At September 30, 2003, $19.7 million of available-for-sale securities were included in cash equivalents and $5.3 million of available-for-sale securities were included in short-term investments. At December 31, 2002, $105.0 million of available-for-sale securities were included in cash equivalents and $107.3 million of available-for-sale securities were included in short-term investments. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income.

7.                                      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

	Nine Months Ended
	September 30,
(In thousands)	2003	2002
Non-cash operating activities:

Accounts receivable transferred to notes receivable	$256,526	$—

Non-cash investing and financing activities:

Common stock issued in conjunction with acquisitions	$3,000	$750

8.                                      RESTRICTED CASH:

At September 30, 2003, the Company had restricted cash of $17.4 million comprised of $13.8 million of standby letters of credit and a $3.6 million of a time deposit required for Japanese tax purposes.  At December 31, 2002, the Company had restricted cash of $21.3 million comprised of $9.8 million of standby letters of credit, and an $11.5 million deposit required by China regulatory authorities.

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

9.                                      INVENTORIES:

Inventories as of September 30, 2003 and December 31, 2002 consist of the following (in thousands):

	September 30, 2003	December 31, 2002

Raw materials	$95,259	$84,715
Work-in-process	88,792	26,915
Finished goods	795,759	313,036
	$979,810	$424,666

10.                               ACCOUNTS RECEIVABLE:

The Company accepts bank notes receivable and commercial notes receivable, with maturity dates between three and six months, from our customers in China in the normal course of business. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of other current assets and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Notes receivable sold during the three and nine months ended September 30, 2003 were $110.8 million and $237.6 million, respectively.  These notes are not included in our consolidated balance sheet as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), has been met. Under SFAS 140, upon a transfer, the transferer or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received.  The costs of settling or transferring these notes receivable were $1.0 million and $1.9 million for the three and nine months ended September 30, 2003, respectively, and were included in other income (expense), net in the Consolidated Statements of Operations. Notes receivable available for sale were $18.9 million and $12.0 million at September 30, 2003 and December 31, 2002, respectively.

11.                               ACQUISITIONS:

On May 23, 2003, the Company completed its acquisition from 3Com Corporation, a Delaware corporation, (“3Com”) of selected assets and liabilities from 3Com’s CommWorks division (“CommWorks”). The Company paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million.  The Company funded the consideration for the acquisition from cash on hand.

Selected assets acquired included CommWork’s portfolio of carrier-focused voice and data networking products and customer support and professional services. In addition, the Company acquired or licensed all of the 3Com intellectual property used by CommWorks. CommWorks develops and deploys carrier-class, IP-based multi-service access and service-creation platforms for telecommunications service providers.

Subsequent to the May 23, 2003 acquisition of CommWorks, the Company made a preliminary allocation of the purchase price based in part upon a preliminary appraisal from an independent valuation specialist.   During the three months ended September 30, 2003, the Company completed the allocation of the purchase price of CommWorks. The estimated amounts for intangible assets and goodwill changed due to revised assumptions of future revenues from existing customers. The amount of the purchase price allocated to in-process research and development (“IPR&D”) of $1.3 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. Goodwill of $52.5 million was recorded in connection with the acquisition.  The results of operations of CommWorks have been included in the Company’s consolidated results of operations beginning on the acquisition date of May 23, 2003.

In assessing CommWorks’ IPR&D projects, the key characteristics of the products under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the projects’ stages of development.

As of the date of the acquisition, CommWorks had two projects under development that qualified for IPR&D, SLAP and High Density Voice (“HDV”) 2.0.  SLAP is an IPR&D project in the Wireless division of CommWorks.  The objective of SLAP is to develop an interface that connects UTStarcom’s products with radio switch manufacturers’ products in China in order to connect a cellular network to the Internet.  HDV 2.0 is an IPR&D project in the Wireline product line of CommWorks.  HDV 2.0 utilizes software technology to increase data capacity for Voice over Internet Protocol (“VoIP”) solutions.

There are significant risks associated with those technologies.  The technological risks stem from the fact that the new technologies are in an early stage of development.  As of the closing date, CommWorks’ SLAP IPR&D project was approximately 60% complete and HDV 2.0 was approximately 40% complete.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the competitive nature of the telecommunications equipment market.

Significant additional costs will be required to complete the IPR&D projects.  The SLAP product is approximately 80% complete as of September 30, 2003 and is expected to be commercialized in the first quarter of fiscal 2004. Remaining costs required to complete the project are estimated to be $0.1 million.  The HDV 2.0 product is approximately 50% complete as of September 30, 2003, and is expected to be commercialized in the first quarter of fiscal 2004. Remaining costs required to complete the project are estimated to be $0.2 million.

The following table summarizes the final allocation of the purchase price for CommWorks based upon the final independent valuation. The final valuation resulted in changes in estimated fair value, changes in the estimated useful lives of the intangible assets acquired and a change in the amount attributable to goodwill, mainly due to revised assumptions of future revenues from existing customers.  The Company also recorded additional employee-related liabilities.

	September 30, 2003	June 30, 2003	Change
	(in thousands)	(in thousands)	(in thousands)
Fair value of tangible net assets
Property, plant and equipment	$10,973	$10,973	$—
Other tangible assets	6,522	6,522	—
Deferred transition costs	6,588	6,588	—
Fair value of identified intangible assets
Customer relationships	27,820	6,360	21,460
Backlog	1,950	1,950	—
Trade names	940	940	—
Existing technology	14,190	10,840	3,350
In-process research and development	1,290	1,260	30
Liabilities assumed	(13,481)	(11,193)	(2,288)
Excess of costs of acquiring CommWorks over fair value of identified net assets acquired (goodwill)	52,515	75,067	— (22,552)
	$109,307	$109,307	$—

The following pro forma results of operations reflect the combined results of the Company and CommWorks for the three and nine months ended September 30, 2003 and 2002 as if the business combination occurred at the beginning of the period.  These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Pro forma adjusted net revenue	$584,382	$309,124	$1,362,524	$780,083
Pro forma adjusted net income (loss)	$59,140	$(10,841)	$111,916	$13,565
Pro forma adjusted basic Earnings (loss) per share	$0.58	$(0.10)	$1.08	$0.12
Pro forma adjusted diluted Earnings (loss) per share	$0.46	$(0.10)	$0.92	$0.12

The pro forma results of operations include historical operations of the Company and CommWorks.  Certain non-recurring charges were recorded by CommWorks and are included above including a $15.0 million restructuring charge in both the first and second quarter of 2002 and a $15.0 million and $6.1 million charge relating to goodwill impairment, which was recorded in the second quarter of 2002 and the first quarter of 2003, respectively.

On June 30, 2003, the Company completed the acquisition of RollingStreams Systems, Ltd. (“RollingStreams”), a development-stage company, pursuant to a share exchange agreement. RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol (“TVoIP”) solutions for telecommunications operators and broadband service providers. The Company’s investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all the outstanding shares of RollingStreams, other than those already held by the Company prior to the acquisition, was 301,074 shares of the Company’s common stock. In addition, the Company assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of the Company’s common stock, valued at $0.5 million. Of the 301,074 shares, 164,115 shares valued at $5.8 million, were issued at the closing, 28,696 of which are held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. These shares will be distributed to the former shareholders of RollingStreams within ten days of the six-month anniversary of the closing, after deducting any claims. Up to 147,592 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period.

Subsequent to the June 30, 2003 acquisition of RollingStreams, the Company made a preliminary allocation of the purchase price.  During the three months ended September 30, 2003, the Company completed the allocation of the purchase price of RollingStreams. The amount of the purchase price allocated to IPR&D was $6.2 million. This amount was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. The results of operations of RollingStreams have been included in the Company’s consolidated results of operations beginning on July 1, 2003.

As of the date of the acquisition, the Company had one project under development that qualified for IPR&D, MediaSwitch. MediaSwitch is an end-to-end solution designed for telecom operators and broadband service providers to deliver broadcast quality TV and on-demand entertainment services over Internet Protocol networks.

MediaSwitch is considered an IPR&D project because there are significant risks associated with the development of this technology.  These risks include technological and commercial risks.  The technological risks stem from the fact that the technology was 70% complete as of September 30, 2003.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the lack of market acceptance for the TVoIP concept.

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D project.  MediaSwitch is now expected to be commercialized in the second quarter of 2004.  Remaining costs required to complete the project are estimated to be $4.5 million. This involves adding new features and functionalities and stabilizing the software code.

The following table represents the final allocation of the purchase price for RollingStreams.  The allocation of the purchase price is based upon an independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$31
In-process research and development	6,193
Investment	(363)
Deferred compensation	434
Liabilities assumed	(3)
$6,292

On May 7, 2003, the Company completed the purchase of all of the assets of Xebeo Communications, Inc. (“Xebeo”) for $2.4 million in cash. Xebeo develops and manufactures optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers. In addition, an amount up to $0.7 million may be payable based on future contingencies related to employment.

Subsequent to the May 7, 2003 acquisition of Xebeo, the Company made a preliminary allocation of the purchase price. During the three months ended September 30, 2003, the Company completed the allocation of the purchase price of Xebeo. The amount of the purchase price allocated to IPR&D of $2.0 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

As of the date of the acquisition, Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage. The development of MetroBridge was 60% complete as of the closing date.  The technological feasibility of the technology was not established and the technology had no future alternative uses, therefore the development of MetroBridge is considered IPR&D.  Significant additional costs would be required to complete the development of MetroBridge, which is now expected to be commercialized in the fourth quarter of 2004. Remaining costs required to complete the project were estimated to be $1.1 million as of September 30, 2003.

The following table represents the final allocation of the purchase price for Xebeo based upon the independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$661
In-process research and development	2,005
Liabilities assumed	(248)
$2,418

12.                               DEBT:

The following represents the outstanding borrowings at September 30, 2003 and December 31, 2002 (in thousands):

Note	Rate	Maturity	September 30, 2003	December 31, 2002
Notes Payable	2.97 - 3.36%	October 3, 2003	$23,390	$—
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500
Total Debt			$425,890	$—
Long-term debt			402,500	—
Short-term debt			$23,390	$—

The Company had unutilized borrowing facilities under lines of credit of $547.7 million as of September 30, 2003. $71.3 million of these facilities expire in 2003 and $476.4 million of these facilities expire between 2004 and 2010.

On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.  The notes bear interest at a rate of 7/8% per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if:  (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds.  At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock.

Concurrent with the issuance of the convertible notes, the Company entered into convertible bond hedge and call option transactions with respect to its common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

13.                               WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows (in thousands):

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002

Beginning of period	$16,428	$8,894	$13,297	$6,721
Accruals for warranties issued during the period	11,730	3,003	28,440	9,354
Adjustments to accruals for changes in estimates	—	—	(4,552)	—
Settlements made during the period	(6,598)	(1,560)	(15,625)	(5,738)
Balance at September 30, 2003	$21,560	$10,337	$21,560	$10,337

Certain of the Company’s sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has accrued no amounts in relation to these provisions as no such claims have been made.  The Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

14.                               LONG-TERM INVESTMENTS:

The Company’s long-term investments are as follows (in thousands):

	September 30, 2003	December 31, 2002
Softbank China	$5,320	$5,526
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,861	1,981
Global Asia Partners L.P.	1,782	882
Fiberxon Inc.	2,000	2,000
InterWave Communications International Ltd.	1,656	1,546
China Telecom	—	9,106
Joint Venture with Matsushita	779	4,683
Others	1,420	1,636

Total	$22,818	$35,360

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded losses of $0.1 million and $0.2 million due to an other than temporary decline in the carrying value of this investment during the three and nine months ended September 30, 2003, respectively, and recorded losses of $0.0 million and $0.5 million due to an other than temporary decline in the carrying value of this investment during the three and nine months ended September 30, 2002, respectively.

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

The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting.  During the three and nine months ended September 30, 2003, the Company recorded equity losses of $0.1 million and $0.1 million, respectively. The balance in this investment is $1.9 million at September 30, 2003.

The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on the cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three months and nine months ended September 30, 2003, no impairment charge was considered necessary, based upon a review of the carrying value of these investments. During the three and nine months ended September 30, 2002, impairment charges in respect of these private technology investments were $1.7 and $2.3 million, respectively.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting.  During the three and nine months ended September 30, 2003, the Company recorded equity losses of $0.1 million and $0.1 million, respectively. The balance in this investment is $1.8 million at September 30, 2003.

During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications, Inc., a technology company listed on NASDAQ, for approximately $3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave’s common stock at $0.21 per share. The Company’s holdings were adjusted for a 1:10 reverse stock split on April 30, 2003, and were 0.6 million shares of common stock and warrants to purchase 0.2 million shares of InterWave’s common stock at $2.10 per share. The warrants were valued at $0.4 million at September 30, 2003, using the Black-Scholes option-pricing model. The Company recorded the decrease in the carrying value of these securities of $0.3 million as of September 30, 2003, in comprehensive income in equity. The Company recorded a gain (loss) of $(0.1) million and $0.1 million for the three and nine months ended September 30, 2003, respectively, to reflect the change in the fair value of the warrants.

On July 5, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting. During the three and nine months ended September 30, 2003, the Company recorded equity losses of $1.3 million and $3.9 million, respectively.

In November 2002, the Company purchased approximately 0.5 million shares of common stock of China Telecom in its initial public offering for approximately $10.0 million. China Telecom is listed on the New York Stock Exchange. During the first and second quarters of 2003, the Company sold these shares realizing a loss of $0.7 million. China Telecom is the leading provider of wireline telephone, data and Internet and leased line services in four of the most economically developed regions of China, and its affiliates are customers of the Company.

15.                               GOODWILL AND INTANGIBLE ASSETS:

The Company’s goodwill and intangible assets are as follows (in thousands):

	September 30, 2003	December 31, 2002

Goodwill	$113,169	$57,629
Less accumulated amortization	(12,823)	(12,823)
	$100,346	$44,806

Identified intangible assets

Existing technology	$25,180	$7,570
Less accumulated amortization	(6,080)	(2,556)
	$19,100	$5,014

Customer relationships	$27,820	$—
Less accumulated amortization	(927)	—
	$26,893	$—

Trade names	$940	$—
Less accumulated amortization	(157)	—
	$783	$—

Backlog	$1,950	$—
Less accumulated amortization	(650)	—
	$1,300	$—

Amortization expense for intangible assets was $3.1 million and $0.6 million for the three months ended September 30, 2003 and 2002, respectively, and was $5.3 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively. Expected amortization expense for the next five fiscal years, beginning the year ended December 31, 2004, is $10.4 million, $7.3 million, $5.8 million, $5.6 million and  $4.0 million, respectively.

During the second quarter of 2003, the Company completed the acquisition of CommWorks. The Company made a preliminary allocation of the purchase price based on a preliminary appraisal by an independent valuation specialist, subsequent to the acquisition. During the three months ended September 30, 2003, the Company completed the allocation of the purchase price of CommWorks. The estimated amounts for intangible assets and goodwill changed during the three months ended September 30, 2003, mainly due to revised assumptions of future revenues from existing customers.

Goodwill increased by $55.5 million and intangible assets increased by $48.1 million during the nine months ended September 30, 2003. The increase during the nine months ended September 30, 2003 was mainly attributable to goodwill of $52.5 million and intangible assets of $44.9 million which was comprised of purchased technology of $14.2 million, customer relationships of $27.8 million and other intangibles of $2.9 million that was recorded on the acquisition of CommWorks, based on the final purchase price allocation. The estimated useful life of purchased technology is from one to five years, the estimated useful life of customer relationships is ten years, and the estimated useful lives of backlog and trade names are from one to two years.

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

16.                               SEGMENT REPORTING:

The Company provides telecommunications equipment through an integrated suite of network access systems, optical transmission products and subscriber terminal products. The Company primarily operates in three geographic areas: China, Japan and other regions. The chief operating decision-makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets.

During the third quarter of 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this development in the Zhejiang province, the Company has grouped all telecommunications service entities in the Zhejiang province together and has treated these as one customer. At September 30, 2003, the Company had approximately 12 such telecommunications service entities in the Zhejiang province. Giving effect to this treatment, for the three months ended September 30, 2003, no customer accounted for 10% or more of consolidated net sales.  For the three months ended September 30, 2002, sales to the Zhejiang province, Softbank BB Corporation (“SBBC”) and Kunming PTB accounted for 16%, 15% and 11% of net sales, respectively.  For the nine months ended September 30, 2003, sales to SBBC accounted for 11% of net sales and no other customer accounted for 10% or more of consolidated net sales. For the nine months ended September 30, 2002, sales to the Zhejiang province and SBBC accounted for 21% and 14% of net sales, respectively. Revenue attributable to Japan was primarily due to sales to SBBC. Sales to SBBC were $26.1 million for the three months ended September 30, 2003 and $39.8 million for the three months ended September 30, 2002. Sales to SBBC were $144.7 million for the nine months ended September 30, 2003 and $96.7 million for the nine months ended September 30, 2002.

Geographical area data and product data are as follows (in thousands):

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$184,656	$333,538	$518,194	$117,405	$100,836	$218,241
Japan	33,042	—	33,042	42,029	—	42,029
Other	33,082	64	33,146	5,241	2	5,243

Total net sales	$250,780	$333,602	$584,382	$164,675	$100,838	$265,513

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Telecommunications Equipment	Subscriber Handsets	Total	Telecommunications Equipment	Subscriber Handsets	Total
Net sales:
China	$461,041	$658,631	$1,119,672	$313,700	$254,168	$567,868
Japan	153,629	—	153,629	102,705	—	102,705
Other	45,376	2,059	47,435	10,136	2	10,138

Total net sales	$660,046	$660,690	$1,320,736	$426,541	$254,170	$680,711

Revenue attributable to the United States of America was insignificant during the three and nine months ended September 30, 2003 and 2002.

Long-lived assets by geography are as follows (in thousands):

	September 30, 2003	December 31, 2002
U.S.	$159,443	$43,600
Foreign	145,040	104,731
Total long-lived assets	$304,483	$148,331

17.                               COMMITMENTS AND CONTINGENCIES:

Litigation:

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the Company’s initial public offering registration statement contained untrue statements of material fact and omitted to state material facts required to be stated in the registration statement, or necessary to make the statements therein not misleading.  A proposal has been made for the settlement and release of claims against the issuer defendants, including UTStarcom. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against UTStarcom continues, UTStarcom believes it has meritorious defenses and intends to defend the case vigorously. We are unable to currently estimate the loss, if any, associated with the above litigation.

Investment Commitments:

As of September 30, 2003, the Company had invested a total of $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

18.                               RELATED PARTY TRANSACTIONS:

The Company recognized related party revenue of $26.1 million and $144.7 million during the three and nine months ended September 30, 2003, respectively, and $42.0 million and $103.4 million during the three and nine months ended September 30, 2002, respectively, primarily with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name YAHOO. The Company provides ADSL technology to SBBC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. At September 30, 2003, there was $52.6 million related to this agreement in related party receivables. There were no amounts included in deferred revenue in respect of this agreement at September 30, 2003. Included in accounts receivable in respect of this agreement at December 31, 2002 was $0.8 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates. See Note 14.

On April 5, 2003, the Company repurchased 8.0 million shares of the Company’s common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million, including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of September 30, 2003, SOFTBANK America Inc. beneficially owned approximately 14.4% of the Company’s outstanding stock as of September 30, 2003.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP.  Under the terms of the agreement the Company loaned BB Modem $10.1 million, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK CORP.  SOFTBANK BB CORP. will continue to service such modems and modem rental agreements.  The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period.  The Company’s recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents.  The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans.  During the three and nine months ended September 30, 2003, the Company recorded $0.2 million in interest income in respect of this loan.  The loan receivable at September 30, 2003 was approximately $10.6 million.

19.                               COUNTRY RISKS:

Approximately 89% and 82% of the Company’s net sales for the three months ended September 30, 2003 and 2002, respectively, and approximately 85% and 83% of the Company’s net sales for the nine months ended September 30, 2003 and 2002, respectively, were made in China. Accordingly, the Company’s business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China and by the general state of China’s economy. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

Approximately 6% and 16% of the Company’s sales for the three months ended September 30, 2003 and 2002, respectively, and approximately 12% and 15% of the Company’s sales for the nine months ended September 30, 2003 and 2002, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

20.                               INCOME TAX ASSETS AND LIABILITIES:

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations.  The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts.  The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.  Changes to the Company’s income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

21.                               RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. The Company adopted EITF No. 00-21 on July 1, 2003, and the adoption did not have a significant impact on the consolidated results of operations and financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 will be effective for the quarter ended December 31, 2003. The adoption of FIN 46 is not expected to have an impact on the consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. The adoption of SFAS 149, which is effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company’s consolidated financial condition or results of operations.

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

As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected have any impact on the Company’s consolidated financial statements.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends; the manner in which customers in Chinese provinces negotiate for the purchase of our products; our expectation regarding continued growth in our business and operations; our expectation that our PAS network access system will continue to be allowed in China’s county-level cities and counties; our expectation that there will be no penalties or fines for our non-compliance with the licensing requirements in China for our PAS system and other products; our expectation concerning the anticipated cost and completion date of our new Hangzhou manufacturing facility; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use cash, debt or securities of the Company to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, general and administrative expenses; our expectations regarding future growth of our business and operations; our expectation that we will continue to invest significantly in research and development; our expectations regarding our future levels of backlog orders; our expectations regarding our future investments, particularly in Softbank China; our expectation that existing cash and cash equivalents will be sufficient to finance our operations for at least the next 12 months; our expectations regarding the development of a 3G network in China; statements regarding the impact of a reorganization of China Netcom; and the impact of changes in general world and domestic economic conditions in light of the military conflict in Iraq. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

We have derived most of our revenues from sales of telecommunications equipment to service providers in China. However, we continue to expand our sales to service providers in other growing communications markets outside of China, including Japan, Taiwan, Vietnam, India, Africa, Europe, Latin America and the United States. Our customers often make a large initial purchase of our equipment followed by supplemental purchases of enhancements and upgrades. As a result, our largest revenue-producing customers typically vary from period to period. The evaluation period for our products by potential customers may span a year or more and our business generally depends on a relatively small number of large deployments.

Approximately 89% and 85% of our net sales, respectively, for the three and nine months ended September 30, 2003 and approximately 82% and 83% of our net sales, respectively, for the three and nine months ended September 30, 2002 were made in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China’s economy. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in China’s governmental policies with respect to laws and regulations, changes in telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts.

We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all telecommunications service entities in the Zhejiang province together and have treated these as one customer. At September 30, 2003, we had approximately 12 telecommunications service entities in Zhejiang province.  Giving effect to this treatment, for the three months ended September 30, 2003, no customers accounted for 10% or more of consolidated net sales.  For the three months ended September 30, 2002, sales to the Zhejiang province, SBBC and Kunming PTB accounted for 16%, 15% and 11% of consolidated net sales, respectively.   For the nine months ended September 30, 2003, sales to SBBC accounted for 11% of consolidated net sales and no other customer accounted for 10% or more of consolidated net sales. For the nine months ended September 30, 2002, sales to the Zhejiang province and SBBC accounted for 21% and 14% of consolidated net sales, respectively.

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

During the three months ended September 30, 2003, the Company established a just in time (“JIT”) inventory process as part of our contract manufacturing process, in order to minimize handset inventory costs and handset inventory levels. Hangzhou UTStarcom Telecom Co., Ltd.  (“HSTC”), one of the Company’s subsidiaries in China, entered into an agreement with a third party supplier to procure handset components on a JIT basis. Under the agreement, the supplier will directly place orders for handset components with various vendors. Title to the inventories will pass to HSTC upon delivery. At the inception of this agreement, HSTC sold handset components on hand to the supplier at cost. HSTC sold approximately $134.0 million of handset components to this supplier during the three months ended September 30, 2003.

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

The equity loss for the current year is primarily due to our share of losses relating to a joint venture agreement we entered into on July 5, 2002 with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunications products. We have a 49% ownership interest in this joint venture company. The equity loss for 2002 is in respect of losses at Guangdong UTStarcom Telecom Co., Ltd., (“GUTS”) our Guangdong manufacturing subsidiary. In May 2002, we acquired the remaining 49% ownership interest in GUTS, which is now a wholly-owned subsidiary. Its results of operations are included in our consolidated financial statements beginning June 1, 2002. Prior to May 2002, GUTS was accounted for using the equity method of accounting.

Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries, UTStarcom China and UTStarcom Telecom Co., Ltd. (“HUTS”), which together accounted for approximately 76% of our revenues for the nine months ended September 30, 2003, expired at the end of 2002 and 2001, respectively. The tax holidays were not extended for the entities, and for 2003, the national enterprise tax rates were increased from 7.5% to 15%, and from 10% to 15%, respectively. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two-year national enterprise income tax exemption from the first profit-making year and a 50% national enterprise income tax reduction in the following three years. The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as UTStarcom, are currently entitled. We cannot be certain whether the government will implement such a unified tax structure, or, if implemented, whether it will adversely affect our financial results.

Minority interest in earnings of consolidated subsidiaries for the three months ended September 30, 2003, represented the

10% share of earnings of CUTS, our Chongqing manufacturing joint venture, attributable to our joint venture partner. Minority interest in earnings of consolidated subsidiaries for the nine months ended September 30, 2002, represented the share of earnings in HUTS, our Zhejiang manufacturing joint venture, attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002.

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

Our business is concentrated in China. Therefore, a material adverse change in economic, political and social conditions in China could have an adverse effect on our accounting estimates and result in additional charges to operations.

Revenue Recognition, Allowances for Doubtful Accounts and Product Warranty

We recognize revenue from sales of telecommunications equipment when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectability is reasonably assured. For transactions where we have yet to obtain customer acceptance, revenue is deferred until the terms of acceptance are satisfied.  For transactions where the fee is not fixed or determinable due to extended payment terms, we recognize revenue as payments become due from the customer assuming all other revenue recognition criteria are met.  We recognize system integration, installation and training revenues upon performance completion.  Revenue from maintenance and support contracts is recognized ratably over the contract term. A sales reserve is established based on historical trends in sales returns. If actual future sales returns do not reflect the historical data, our revenue could be affected. Historically, the level of sales returns and our collection history have been within our expectations.

We also maintain allowances for doubtful accounts based on our assessment of the collectability of our accounts receivable. We continually monitor collections from our customers and maintain allowances for doubtful accounts based upon the age of outstanding invoices and any specific customer collection issues.  If we determine that fee collection is not reasonably assured, we defer the fee and recognize the revenue at the time collection becomes reasonably assured, which is generally upon the receipt of cash.  Historically, doubtful accounts or credit losses have been within our expectations, and our doubtful account allowances have been adequate.

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

Goodwill and Intangibles

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. Historically, there have been no circumstances that resulted in revised assumptions or impairment charges. We perform our annual goodwill impairment review in the fourth quarter of each year or when changes in circumstances indicate a potential impairment.

Long-Term Investments

We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development and in publicly listed technology companies traded on Nasdaq and NYSE. While quoted market prices are readily available to determine the fair value of our investments in these publicly-traded companies, management judgment is required in evaluating the carrying value of our private company investments for possible impairment. For our private technology company investments, we assess impairment based on an evaluation of the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made.

RELATED PARTY TRANSACTIONS

We recognized related party revenue of $26.1 million and $144.7 million during the three and nine months ended September 30, 2003, respectively, and $42.0 million and $103.4 million during the three and nine months ended September 30, 2002, respectively, primarily with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., a significant stockholder of ours. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We provide ADSL technology to SBBC. The contract was competitively bid on and its terms were no more favorable than those in contracts with unrelated parties. Included in accounts receivable at September 30, 2003 was $52.6 million related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at September 30, 2003. Included in accounts receivable in respect of this agreement at December 31, 2002 was $0.8 million. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2002.

During 2000, we invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of ours. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We account for this investment under the cost method and recorded losses of $0.1 million and $0.2 million due to an other-than-temporary decline in the carrying value of this investment during the three and nine months ended September 30, 2003, respectively, and recorded losses of $0.0 million and $0.5 million due to an other-than-temporary decline in the carrying value of this investment during the three and nine months ended September 30, 2002, respectively.

During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of ours. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy proceedings. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. The balance in this investment was $1.9 million at September 30, 2003.

On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of September 30, 2003, SOFTBANK America Inc.

beneficially owned approximately 14.4% of our outstanding stock.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP.  Under the terms of the agreement we loaned BB Modem $10.1 million, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK CORP.  SOFTBANK BB CORP. will continue to service such modems and modem rental agreements.  Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period.  Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents.  The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans.  During the three and nine months ended September 30, 2003, we recorded $0.2 million in interest income in respect of this loan.  The loan receivable at September 30, 2003 was approximately $10.6 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET SALES

Our net sales increased 120% to $584.4 million for the three months ended September 30, 2003 from $265.5 million for the corresponding period in 2002. Sales of telecommunications equipment for the three months ended September 30, 2003 were $250.8  million, an increase of $86.1 million or 52% as compared to the three months ended September 30, 2002. Sales of subscriber handsets for the three months ended September 30, 2003 were $333.6 million, an increase of $232.8 million or 231%, as compared to the three months ended September 30, 2002. In particular, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $191.9 million, $36.7 million, $333.6 million and $22.2 million, respectively, and represented 33%, 6%, 57% and 4% of our net sales for the three months ended September 30, 2003, respectively.  Sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $117.4 million, $46.0 million, $101.0 million and $1.1 million, respectively, and represented 44%, 17%, 38% and 1% of our net sales for the three months ended September 30, 2002, respectively. Our mSwitch products are included with our iPAS product offering. We do not expect the percentage of revenues attributed to these products to change significantly in the near future. In particular, we expect that 2003 sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment and PAS handsets will represent approximately 35%, 15% and 50% of our net sales, respectively.

Sales of iPAS/PAS equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 89% and 82% of our net sales for the three months ended September 30, 2003 and 2002, respectively. International sales of telecommunications equipment increased to $66.1 million for the three months ended September 30, 2003 as compared to $47.3 million for the three months ended September 30, 2002, mainly driven by sales of our newly acquired CommWorks product and service offerings. Sales in Japan for the three months ended September 30, 2003 and 2002 accounted for 6% and 16% of our net sales, respectively. During 2002, the provincial-level telecommunications service entity in the Zhejiang province of China began to consolidate telecommunications purchasing decisions for that province. As a result of this trend, we have grouped all telecommunications service entities in the Zhejiang province together and have treated them as one customer.  At September 30, 2003, we had approximately 12 telecommunications service entities in the Zhejiang province.  For the three months ended September 30, 2003, no customers accounted for 10% or more of consolidated net sales. For the three months ended September 30, 2002, sales to the Zhejiang province, SBBC and Kunming PTB accounted for 16%, 15% and 11% of net sales, respectively.

GROSS PROFIT

Gross profit increased by 101% to $186.1 million for the three months ended September 30, 2003 from $92.8 million for the corresponding period in 2002. Gross profit, as a percentage of net sales, was 32% for the three months ended September 30, 2003 and 35% for the three months ended September 30, 2002. Gross profit, as a percentage of net sales, was impacted by our changing product mix as well as market conditions.  Our higher margin AN-2000/IP-DSLAM equipment sales were 6% of our net sales for the three months ended September 30, 2003, as compared to 17% for the three months ended September 30, 2002.  In addition, our handset sales generally have lower margins than our AN 2000/IP-DSLAM sales, and comprised 57% and 38% of our net sales for the three months ended September 30, 2003 and 2002, respectively.  The telecom market, in general, has been experiencing competitive pricing pressures.  Market competition and margin pressure on our sales of AN-2000/IP-DSLAM equipment and on our sales of PAS/iPAS equipment contributed to the decrease in our gross margin as a percentage of sales for the three months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 101% to $57.4 million for the three months ended September 30, 2003 from $28.6 million for the corresponding period in 2002. The increase in absolute dollars in selling, general and administrative expenses was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling and administrative headcount increased to 2,464 employees at September 30, 2003 as compared to 1,366 employees at September 30, 2002.  We increased our international presence and our higher cost international sales force as of September 30, 2003, significantly.  This contributed to the increase in selling, general and administrative expenses.  Selling, general and administrative expenses as a percentage of net sales were 10% and 11% for the three months ended September 30, 2003 and 2002, respectively. The decrease in selling, general and administrative expenses as a percentage of net sales was mainly due to increasing sales during the three months ended September 30, 2003.  We expect our selling, general and administrative expenses to increase in absolute dollar amounts and to be approximately 9% to 10% of net sales in 2003.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 95% to $44.7 million for the three months ended September 30, 2003 from $23.0 million for the corresponding period in 2002. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, our recent acquisition of CommWorks and increased prototype expenses and licensing fees to support our research and development efforts. Research and development headcount increased to 2,215 employees at September 30, 2003 as compared to 1,228 employees at September 30, 2002. As a percentage of net sales, research and development expenses were 8% and 9% for the three months ended September 30, 2003 and 2002, respectively. We expect our research and development expenses to increase in absolute dollar amounts in 2003 as we expand our research and development organization to support new product development.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets was $3.1 million for the three months ended September 30, 2003 and $0.6 million for the three months ended September 30, 2002. The increase in amortization expense was mainly due to additional amortization of intangibles recorded upon our acquisition of CommWorks in May 2003. We recorded intangibles of $44.9 million in connection with our acquisition of CommWorks based on a final purchase price allocation. The estimated useful lives of these purchased intangibles are from one to ten years.  Expected amortization expense for the next five years, beginning the year ended December 31, 2004, is $10.4 million, $7.3 million, $5.8 million, $5.6 million and $4.0 million, respectively.

INTEREST INCOME (EXPENSE), NET

Net interest income (expense) was $(1.0) million for the three months ended September 30, 2003 and $1.3 million for the corresponding period in 2002. The decrease was primarily due to interest expense and amortization of debt issuance costs relating to $402.5 million of convertible subordinated notes that we issued in March 2003.  In addition, there were lower balances in cash and cash equivalents on average during the three months ended September 30, 2003 as compared to 2002.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $0.7 million for the three months ended September 30, 2003 and $(3.3) million for the corresponding period in 2002. The current quarter’s other income was comprised of a $3.2 million government incentive related to UTStarcom operations in Japan, offset by $1.4 million of foreign currency transaction losses and expenses of approximately $1.0 million attributable to settling or transferring notes receivable.  Other income (expense), net for the three months ended September 30, 2002 was primarily comprised of investment impairment losses of $1.7 million, foreign currency transaction losses of $2.1 million, offset by investment income of $0.7 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Consolidated equity in the net loss of affiliated companies was $1.6 million for the three months ended September 30, 2003 and $0.1 million for the corresponding period in 2002. The equity loss for the three months ended September 30, 2003 and 2002 was primarily due to our share of losses relating to a joint venture agreement we entered into on July 5, 2002 with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunication products. We have a 49% ownership interest in this joint venture company.

INCOME TAX EXPENSE

Income tax expense was $19.7 million for the three months ended September 30, 2003 and $7.7 million for the corresponding period in 2002. The increase in income tax expense was due to our increasing income and an increase in the effective tax rate. The effective tax rate was 25% and 20% for the three months ended September 30, 2003 and 2002, respectively. The increase in our effective tax rate was due primarily to the expiration of certain tax holidays in China and the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand our business globally. The future rate may vary due to a variety of factors, including, but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

NET SALES

Our net sales increased 94% to $1,320.7 million for the nine months ended September 30, 2003 from $680.7 million for the corresponding period in 2002. Sales of telecommunications equipment for the nine months ended September 30, 2003 were $660.0 million, an increase of $233.5 million or 55%, as compared to the nine months ended September 30, 2002. Sales of subscriber handsets for the nine months ended September 30, 2003 were $660.7 million, an increase of $406.5 million or 160%, as compared to the nine months ended September 30, 2002. In particular, sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $456.4 million, $178.5 million, $660.7 million and $25.2 million, respectively, and represented 35%, 13%, 50% and 2% of our net sales for the nine months ended September 30, 2003, respectively.  Sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment, PAS handsets and other products were $304.5 million, $117.1 million, $254.3 million and $4.7 million, respectively, and represented 45%, 17%, 37% and 1% of our net sales for the nine months ended September 30, 2002, respectively. Our mSwitch products are included with our iPAS product offering. We do not expect the percentage of revenues attributed to these products to change significantly in the near future.  In particular, we expect that 2003 sales of PAS/iPAS equipment, AN-2000/IP-DSLAM equipment and PAS handsets will represent approximately 35%, 15% and 50% of our net sales, respectively.

Sales of iPAS/PAS equipment and sales of subscriber handsets increased due to the continued growth in spending on telecommunications infrastructure in China, which accounted for 85% and 83% of our net sales for the nine months ended September 30, 2003 and 2002, respectively. Sales of telecommunications equipment also increased due to a $86.2 million increase in international sales, primarily driven by the sale of equipment to SBBC in Japan to support its ADSL rollout. Sales in Japan for the nine months ended September 30, 2003 and 2002, accounted for 12% and 15% of our net sales, respectively. For the nine months ended September 30, 2003, sales to SBBC accounted for 11% of our net sales and no other customer accounted for 10% or more of our consolidated net sales. For the nine months ended September 30, 2002, sales to the Zhejiang province and SBBC accounted for 21% and 14% of our net sales, respectively.

GROSS PROFIT

Gross profit increased 79% to $436.3 million for the nine months ended September 30, 2003 from $244.4 million for the corresponding period in 2002. Gross profit, as a percentage of net sales, was 33% for the nine months ended September 30, 2003 as compared to 36% for the nine months ended September 30, 2002. Gross profit, as a percentage of net sales, was impacted by our changing product mix as well as market conditions.  Our higher margin AN-2000/IP-DSLAM equipment sales were 13% of our net sales for the nine months ended September 30, 2003, as compared to 17% for the nine months ended September 30, 2002.  In addition, our handset sales generally have lower margins than our AN 2000/IP-DSLAM sales, and comprised 50% and 37% of our net sales for the nine months ended September 30, 2003 and 2002, respectively.  Market competition and margin pressure on our sales of AN-2000/IP-DSLAM equipment and on our sales of PAS/iPAS equipment contributed to the decrease in our gross margin as a percentage of sales for the nine months ended September 30, 2003.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses increased 59% to $129.9 million for the nine months ended September 30, 2003 from $81.8 million for the corresponding period in 2002. Selling, general and administrative expenses as a percentage of net sales was 10% and 12% for the nine months ended September 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses in absolute dollars was primarily due to increased sales and administrative personnel and related expenses, including sales commissions, associated with the growth in net sales and the expansion of our overall level of business activities. Selling and administrative headcount increased to 2,464 employees at September 30, 2003 as compared to 1,366 employees at September 30, 2002.  We increased our international presence and our higher cost international sales force significantly.  This contributed to the increase in selling, general, and administrative expenses. The decrease in selling, general and administrative expenses as a percentage of net sales was partly attributable to significant cash collections in China in respect of previously recorded doubtful accounts.

This had the effect of reducing the requirement for allowances for doubtful accounts as compared with previous periods although our net sales and accounts receivable have increased substantially during the nine months ended September 30, 2003. In addition, due to the SARS outbreak in China, our travel to Asia was curtailed for a number of months, with a resulting reduction in travel expenses. We expect our selling, general and administrative expenses to increase in absolute dollar amounts and to return to our previous percentage of net sales level in 2003 as sales and marketing activities increase and we incur additional expenses related to the anticipated growth of our business and operations.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 69% to $107.6 million for the nine months ended September 30, 2003 from $63.5 million for the corresponding period in 2002. The increase in research and development expenses was primarily due to the hiring of additional technical personnel, increased prototype expenses and licensing fees to support our research and development efforts. Research and development headcount increased to 2,215 employees at September 30, 2003 as compared to 1,228 employees at September 30, 2002. As a percentage of net sales, research and development expenses were 8% and 9% for the nine months ended September 30, 2003 and 2002, respectively. We expect our research and development expenses to increase in absolute dollar amounts in 2003 as we expand our research and development organization to support new product development.

IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

In-process research and development expense was $10.8 million for the nine months ended September 30, 2003, and $0.7 million for the corresponding period in 2002. The charge for the nine months ended September 30, 2003 resulted from our acquisition of CommWorks, a former division of 3Com, and three smaller acquisitions: RollingStreams, Xebeo and Shanghai Yi Yun Telecom Technology Co. Ltd., which accounted for $1.3 million, $6.2 million, $2.0 million and $1.3 million, respectively, and were based on appraisals by an independent valuation specialist. The charge for the nine months ended September 30, 2002 arose from our acquisition of Issanni Communications, Inc. on April 19, 2002 and was based on an appraisal by an independent valuation specialist.

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

In assessing CommWorks’ IPR&D projects, the key characteristics of the products under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the projects’ stages of development.

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

There are significant risks associated with those technologies.  The technological risks stem from the fact that the new technologies are in an early stage of development.  As of the closing date, CommWorks’ SLAP IPR&D project was approximately 60% complete and HDV 2.0 was approximately 40% complete.  Therefore, there are significant risks associated with reaching the technological milestones on time and on budget.  Commercial risks are associated with the competitive nature of the telecommunications equipment market.

Additional costs will be required to complete the IPR&D projects.  The SLAP product is now expected to be commercialized in the first quarter of fiscal 2004. Remaining costs required to complete the project, are estimated to be $0.1 million.  The HDV 2.0 product is now expected to be commercialized in the first quarter of fiscal 2004. Remaining costs required to complete the project are estimated to be $0.2 million.

On June 30, 2003, the Company completed the acquisition of RollingStreams Systems, Ltd. (“RollingStreams”), a development-stage company. RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol (“TVoIP”) solutions for telecommunications operators and broadband service providers. The amount of the purchase price allocated to in-process research and development was $6.2 million, based on an appraisal by an independent valuation specialist. This amount was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

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

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D project.  MediaSwitch is now expected to be commercialized in the second quarter of 2004.  Remaining costs required to complete the project are estimated to be $4.5 million. Remaining engineering tasks include the productization of the complete solution.  This involves adding new features and functionalities and stabilizing the software code.

On May 7, 2003, the Company completed the purchase of all of the assets of Xebeo Communications, Inc. (“Xebeo”), a development stage company. Xebeo develops and manufacturers optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers.

The amount of the purchase price allocated to in-process research and development of $2.0 million, based on an appraisal by an independent valuation specialist, was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

As of the date of the acquisition, Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage. The development of MetroBridge was 60% complete as of the closing date.  The technological feasibility of the technology was not established and the technology had no future alternative uses, therefore the development of MetroBridge is considered IPR&D. Significant additional costs are required to complete the development of MetroBridge, which is now expected to be commercialized in the fourth quarter of 2004. Remaining costs required to complete the project were estimated to be $1.1 million as of September 30, 2003.

AMORTIZATION OF INTANGIBLE ASSETS

Amortization of intangible assets increased to $5.3 million for the nine months ended September 30, 2003 from $1.8 million for the corresponding period in 2002. The increase in amortization of intangible assets was primarily due to additional intangibles recorded in connection with our acquisition of CommWorks. The estimated useful lives of these purchased intangibles are from one to ten years.  Expected amortization expense for the next five years, beginning the year ended December 31, 2004, is $10.4 million, $7.3 million, $5.8 million, $5.6 million and $4.0 million, respectively.

INTEREST INCOME (EXPENSE), NET

Net interest income (expense) was $(1.3) million for the nine months ended September 30, 2003 and $3.2 million for the corresponding period in 2002. The decrease was primarily due to interest expense and amortization of debt issuance costs relating to $402.5 million of convertible subordinated notes that we issued in March 2003.  In addition, there were lower balances in cash and cash equivalents on average during the nine months ended September 30, 2003 as compared to 2002.

OTHER INCOME (EXPENSE), NET

Other income (expense), net was $4.1 million for the nine months ended September 30, 2003 and other income (expense), net was $(4.9) million for the corresponding period in 2002. Other income (expense), net for the nine months ended September 30, 2003 was primarily comprised of a reinvestment incentive payment received in China of $3.9 million, an incentive payment for exports and value added taxes in China of $2.6 million, a government incentive related to UTStarcom’s operations in Japan of $3.2 million, offset by foreign exchange losses of $2.9 million relating to foreign currency transaction losses and expenses of approximately $1.9 million attributable to settling or transferring notes receivable.  Other income (expense), net for the three months ended September 30, 2002 was primarily related to write-downs of long-term investments of $2.8 million and foreign exchange losses of $2.3 million offset by investment income of $0.7 million.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Consolidated equity in net loss of affiliated companies was $4.3 million for the nine months ended September 30, 2003 and $0.9 million for the corresponding period in 2002. The equity loss for the nine months ended September 30, 2003 and 2002 was primarily comprised of our share of losses relating to a joint venture agreement we entered into on July 5, 2002 with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunication products. We have a 49% ownership interest in this joint venture company.

INCOME TAX EXPENSE

Income tax expense was $45.3 million for the nine months ended September 30, 2003 and $18.8 million for the corresponding period in 2002. The effective tax rate was 25% and 20% for the nine months ended September 30, 2003 and 2002, respectively. The increase in our effective tax rate was due primarily to the expiration of certain tax holidays in China and the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand our business globally. The future rate may vary due to a variety of factors, including, but not limited to, the relevant income contribution by domestic and foreign operations, changes in statutory tax rates, the amount of tax exempt interest income generated during the year, the ability to utilize foreign tax credits and non-deductible items relating to acquisitions, or other non-recurring charges. We will continue to monitor the effective tax rate on a quarterly basis.

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED SUBSIDIARIES

Minority interest in earnings of consolidated subsidiaries was $0.0 million for the nine months ended September 30, 2003 and $1.2 million for the corresponding period in 2002. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS during the nine months ended September 30, 2002. Minority interest in earnings of consolidated subsidiaries for the nine months ended September 30, 2003, represented the 10% share of earnings of CUTS, our Chongqing manufacturing joint venture, attributable to our joint venture partner. Minority interest in earnings of consolidated subsidiaries for the nine months ended September 30, 2002, represented the share of earnings in HUTS, our Zhejiang manufacturing joint venture, attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had lines of credit totaling $547.7 million available for future borrowings, and we had not guaranteed any debt not included in the consolidated balance sheet. At September 30, 2003, we had working capital of $830.7 million, including $436.1 million in cash and cash equivalents and $5.3 million of short-term investments.

Net cash provided by operations for the nine months ended September 30, 2003 of $2.7 million was primarily due to net income of $135.9 million, adjusted for non-cash charges including depreciation and amortization expense of $30.3 million, in-process research and development costs of $10.8 million, amortization of deferred stock compensation expense of $3.2 million, non-qualified stock option exercise tax benefits of $12.6 million and an increase in inventory reserves of $9.7 million, as well as growth in accounts payable of $145.1 million, other accrued liabilities of $71.0 million, and deferred revenue of $370.7 million and income taxes payable of $11.3 million.  This was offset by an increase in inventories, accounts receivable and other current and non-current assets of $558.5 million, $92.8 million and $153.3 million, respectively.  Net cash provided by operations for the nine months ended September 30, 2002 of $136.4 million was primarily due to net income of $74.0 million, adjusted for depreciation and amortization expense of $15.3 million, and increases in inventory reserves of $16.5 million, allowance for doubtful accounts of $6.5 million, accounts payable of $43.0 million, other accrued liabilities of $31.5 million, deferred revenue of $25.0 million and income taxes payable of $5.2 million, and a decrease in accounts receivable of $7.7 million. This was offset by an increase in inventories other current and non-current assets of $72.3 million and $18.6 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2003 of $81.3 million was primarily due to business acquisitions of $112.4 million, purchases of property, plant and equipment of $71.4 million of which $21.2 million related to our new manufacturing facility in Hangzhou, investment in affiliates of $0.7 million, issuance of notes receivable of $10.1 million, and purchase of investments of $64.6 million, offset by sales of investments of $177.9 million.  Net cash used in investing activities for the nine months ended September 30, 2002 of $43.8 million was primarily due to purchases of property, plant and equipment of $42.0 million of which $12.1 million related to our new manufacturing facility in Hangzhou, business acquisitions of $17.7 million including $14.1 million relating to the purchase of the remaining interest in HUTS, $1.5 million net of cash acquired relating to the purchase of the remaining interest in GUTS and $2.1 million relating to the acquisition of Issanni and investment in affiliates of $11.0 million which comprised investments in private technology companies, offset by net sales of short-term investments of $27.0 million.

Net cash provided by financing activities for the nine months ended September 30, 2003 of $282.7 million was primarily due to the offering of convertible subordinated notes with net proceeds of $391.4 million, proceeds from notes payable of $23.4 million and proceeds from the exercise of stock options of $51.2 million, offset by a repurchase of Softbank shares for $139.6 million and purchases of call spread for $43.8 million.  Net cash used in financing activities for the nine months ended September 30, 2002 of $106.4 million was primarily due to the repurchase of our stock and related transaction costs for $72.9 million and net payments of $70.5 million on borrowings under our lines of credit.  This was offset by $36.9 million in proceeds from the sale of common stock in connection with the Softbank resale and the issuance of common stock through the exercise of stock options.

On May 23, 2003, we completed the acquisition from of selected assets and liabilities from 3Com’s CommWorks division. We paid $100 million in cash, related transaction costs of $4.6 million and related transition costs of $4.7 million, such consideration was determined through negotiations between the Company and 3Com.  We funded the consideration for the acquisition from cash on hand.

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

In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of September 30, 2003, we had completed the foundation and groundwork of a facility to be located there and have commenced construction of the building. We expect that construction of the new facility will be completed in early 2004 at a projected cost of approximately $95.6 million. We revised the expected completion date of that facility from late 2003 to early 2004, due to a slow down in construction during the first quarter of fiscal 2003 resulting from the SARS outbreak and inclement weather. Capital expenditures for the facility were $38.6 million in 2002 and $8.8 million and $21.2 million in the three and nine months ended September 30, 2003, respectively.

Our principal commitments at September 30, 2003 consisted of obligations under operating leases and a commitment to invest up to an additional $3.0 million in one of our investments. We lease certain of our facilities under noncancelable operating leases, which expire at various dates through 2007. We did not have any borrowings under our lines of credit at September 30, 2003.

We accept bank notes receivable and commercial notes receivable from our customers in China in the normal course of business. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of other current assets and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Notes receivable sold during the three and nine months ended September 30, 2003 were $110.8 million and $237.6 million, respectively.

We have not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or the availability of, or requirements for, capital resources.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Sales outside China are generally denominated in US dollars. We cannot guarantee that fluctuations in currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2003 was approximately $8.0 million. As of September 30, 2003 and December 31, 2002, we were not engaged in any hedging activities and did not hold any derivative financial instruments in respect of these Japanese Yen purchases.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of September 30, 2003, we had cash, restricted cash and investments of $458.8 million and lines of credit totaling $547.7 million available for future borrowings. With respect to these facilities, $71.3 million expire in 2003 and $476.4 million expire between 2004 and 2010. However, in the event that our current cash balances, anticipated future cash flows from operations and current lines of credit are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements, standby letters of credit and convertible subordinated notes and are as follows (in thousands):

	September 30, 2003 Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Notes Payable	$23,390	$23,390	—	—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500
Operating leases	$22,954	$9,696	$13,062	$196
Other Commercial Commitments
Standby letters of credit	$13,838	$11,938	$1,900	$—

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

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). This issue addresses how revenue arrangements with multiple deliverables should be divided into separate units of accounting and how the arrangement consideration should be allocated to the identified separate accounting units. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements. We adopted EITF No. 00-21 on July 1, 2003, and the adoption did not have a significant impact on the consolidated results of operations and financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 provides accounting guidance for consolidation of variable interest entities (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 will be effective for the quarter ended December 31, 2003. The adoption of FIN 46 is not expected to have a significant impact on the consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149  “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. The adoption of SFAS 149, which is effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company’s consolidated financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As we do not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on our consolidated financial statements.

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

•                  longer collection periods of accounts receivable in China and other countries; and

•                  a seasonal reoccurance of an outbreak of severe acute respiratory syndrome (SARS);

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

Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties, including Telecommunications Administrations and other local organizations in China, to increase the ability of their products to address the needs of prospective customers in our target markets. Accordingly, alliances among competitors or between competitors and third parties may emerge and rapidly acquire significant market share. To remain competitive, we believe that we must continue to partner with Telecommunications Administrations and other local organizations in China, maintain a high level of investment in research and development and in sales and marketing, and manufacture and deliver products to service providers on a timely basis and without significant defects. If we fail to meet any of these objectives, our business, financial condition and results of operations could be harmed.

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

In May 2003, we completed our acquisition of certain assets of 3Com Corporation’s CommWorks division (“CommWorks”). However, our management and financial controls, personnel, computer systems and other corporate support systems may not be adequate to manage the increase in the size and scope of our operations as a result of the completed acquisition. In addition, we may not be able to generate revenue from the CommWorks operations consistent with historical results. We may not be able to realize the synergies that we expect will result from the addition of the CommWorks assets to our business. Although our acquisition of CommWorks is structured as an acquisition of selected assets and liabilities, we cannot assure you that we will not assume or become subject to, as a result of the acquisition, liabilities that have an adverse impact on our financial position or results of operations. We also expect that CommWorks will need a significant working capital investment from us and/or an available debt facility. If additional financing is needed to fund the CommWorks operations, we cannot assure you that such financing will be available to us on commercially reasonable terms, or at all.

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

Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. Moreover, these suppliers may delay product shipments or supply us with inferior quality products. If any of these events occur, our competitive position, reputation and business could suffer.

Our ability to source a sufficient quantity of high-quality components used in our products may be limited by China’s import restrictions and duties. We require a significant number of imported components to manufacture our products in China. Imported electronic components and other imported goods used in the operation of our business are subject to a variety of permit requirements, approval procedures, import duties and registration requirements. Non-payment of required import duties could subject us to penalties and fines and could adversely affect our ability to manufacture and sell our products in China. In addition, import duties increase the cost of our products and may make them less competitive.

In particular, components of our PAS system include the handset used by subscribers to make and receive mobile telephone calls and the base station unit. Our inability to obtain a sufficient number of high-quality components and assemblies for handsets and base stations could severely harm our business. From time to time, there has been a worldwide shortage of handsets, and there currently exists a shortage of low-priced handsets, which we have found to be popular with many consumers in China. We have only used third parties to assemble and manufacture handsets in China for us for a limited period of time. These manufacturers may be unable to produce adequate quantities of high-quality handsets to meet the demand of our customers. In addition, we may be unable to obtain adequate quantities of base stations and may be unable to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments.

If we are unable to expand our direct sales organization in China and indirect distribution channels elsewhere or successfully manage our expanded sales organization, our operating results may suffer.

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

Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross profit, as a percentage of net sales. In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in these efforts or in delivering our products to market in a timely manner. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit, as a percentage of net sales.

Shifts in our product mix may result in declines in gross profit, as a percentage of net sales.

Our gross profit, as a percentage of net sales, varies among our product groups. We anticipate that the gross profit, as a percentage of net sales, may be lower for our newly developed products due to start-up costs and may improve as unit volumes increase and efficiencies can be realized. Our overall gross profit, as a percentage of net sales, has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce manufacturing costs.

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

We market and sell our products in China and other markets, including Taiwan, Japan, Vietnam, India, Africa, Europe and Latin America. The expansion of our existing multi-national operations and entry into additional international markets will require significant management attention and financial resources. Multi-national operations are subject to inherent risks, including:

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

We are exposed to foreign exchange rate risk because our sales to China are denominated in Renminbi and portions of our accounts payable and our notes receivable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations.

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

We may be unable to adequately protect the loss or misappropriation of our intellectual property, which could substantially harm our business.

We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for patents in the United States and have also acquired United States patents and pending applications as a result of our purchase of CommWorks on May 23, 2003.  At present, we possess 74 issued United States patents, and have 114 pending United States patent applications. We have also filed patent applications in other countries. Additional patents may not be issued from our pending patent applications and our issued patents may not be upheld. In addition, we have, from time to time, chosen to abandon previously filed applications. Moreover, we have not yet obtained, and may not be able to obtain, patents in China on our products or the technology that we use to manufacture our products.  Moreover, we may face difficulties in registering our existing trademarks in new jurisdictions in which we operate.  Our subsidiaries and joint ventures in China rely upon our trademarks, technology and know-how to manufacture and sell our products. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or trademarks or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries, including China, do not protect or honor intellectual property rights to the same extent as the legal system of the United States.

We may be subject to claims that we infringe the intellectual property of others, which could substantially harm our business.

The industry in which we compete is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims could be time consuming, divert management’s attention and resources and cause us to incur significant expenses. In addition, although some of our supplier contracts provide for indemnification from the supplier with respect to losses or expenses incurred in connection with any infringement claim, some of our contracts do not provide for such protection. Moreover, certain of our sales contracts provide that we must indemnify our customers against claims by third parties for intellectual property rights infringement related to our products.  There are no limitations on the maximum potential future payments under these guarantees. Therefore, we may incur substantial costs related to any infringement claim, which may substantially harm our results of operations or financial condition.

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

We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered to be in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire initial investment in these companies and investment funds.

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

We, and various underwriters for our initial public offering are defendants in a putative shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in United States District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. Although we believe we have meritorious defenses to the claims against us and intend to defend the litigation vigorously, until the matter is resolved, it will be necessary for us to continue to expend time and financial resources on the matter.  Morevoer, an adverse  judgment in the litigation could materially harm our operations.

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

China does not yet have a national telecommunications law. However, to provide a uniform regulatory framework for the telecommunications industry, the Chinese government is currently preparing a draft of such a law (the “Telecommunications Law”). If and when the Telecommunications Law is adopted by the National People’s Congress or its standing committee, it is expected to provide a new regulatory framework for telecommunications regulation in China. We do not yet know the final nature or scope of the regulation that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

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

Our business may be disrupted if our major customers or entities that control them significantly restructure their operations or if China further restructures its telecommunications industry.

Our business may be disrupted if any of our major customers or entities that control them restructure their operations or if China undertakes to restructure its telecommunications industry.  For example, in February 1999, China announced plans to restructure the China Telecom system.  Following the announcement of the restructuring, we observed a reduction in orders from our main customers in China, the local telecommunications companies, which we attributed to the uncertainties surrounding the restructuring and the ultimate impact the restructuring would have on those customers.  More recently, it has been reported that China Netcom has been restructuring its operations for its initial public offering, and this restructuring could impact our ability to do business with local telephone companies that are within China Netcom’s zone of influence.  If China undertakes to restructure its telecommunications industry further, or if any of our major customers in China, or entities that control those customers, significantly restructure their operations, our business could again be disrupted and our operating results could fluctuate.

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

The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. We have obtained the required network access licenses for our AN-2000B platform. We have also obtained a probationary network access license for our mSwitch product, and after the trial period, an official network access license will be issued if the trial demonstrates that mSwitch satisfies all the applicable government and industry standards. We have applied for, but have not yet received, a network access license for our PAS systems and handsets. Based upon conversations with China’s Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period, but a license will ultimately be required. Network access licenses will also be required for most additional products that we are selling or may sell in China, including our mSwitch platform. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. Our counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

We are required to register the software incorporated in our products in accordance with relevant Chinese regulations.

In October 2000, the Ministry of Information Industry issued regulations which prohibit the production and sale of software products, or products incorporating software, in China unless the software is registered with the government. We have accomplished the necessary registration with regard to the software incorporated in our AN-2000, PAS and mSwitch products. However, additional registration is required for software incorporated in additional products that we are selling or may sell in China. Based upon advice received orally from the Ministry of Information Industry, we believe that we will be able to sell products incorporating our software while any of our applications for registration may be pending. However, the Chinese government may interpret or apply the regulations in such a way as to prohibit sales of products incorporating our unregistered software prior to registration. If the government prohibits sales pending registration, or if we fail in our efforts to register any software required to be registered, we could be prohibited from making further sales of products incorporating our unregistered software in China, which could substantially harm our business and financial condition.

Most of our customers in China have historically been part of the China Telecom system and under China Telecom’s ultimate control; following the restructuring of China Telecom, most of our customers in China are now part of the new China Telecom or China Netcom, and are subject to their ultimate control.

Our main customers in China are the local telecommunications companies (formerly known as telecommunications bureaus), which historically operated under China Telecom, China’s state-owned fixed line operator, and were subject to its ultimate control. Following the restructuring of China Telecom, the telecommunications companies now operate under the ultimate control of either the new China Telecom or China Netcom. China Telecom completed its initial public offering in November 2002, and is listed on the New York Stock Exchange, and China Netcom is reported to be under reorganization and preparing for an initial public offering.  We cannot be certain of the impact of these transactions on our ability to do business with these companies or the companies that they control. Policy statements may be issued and decisions may be made by the new China Telecom and China Netcom, which govern the equipment purchasing decisions of most of our customers in China. For example, in late 1999, China Telecom prohibited all telecommunications companies from purchasing PHS systems, such as our PAS systems, for implementation in large cities, even before these sales were prohibited by China’s Ministry of Information. Moreover, it has been reported that additional local telecommunications companies have recently become affiliated with China Telecom, which could impact our ability to do business with these companies. As most of our sales are generated from our operations in China, any decisions by the new China Telecom or China Netcom restricting or prohibiting the sales or deployment of our products could cause significant harm to our business.

Our customer base in China could effectively become increasingly concentrated if more purchasing decisions are coordinated or made by provincial or greater regional telecommunications service entities rather than by local telecommunications service providers.

We have historically considered local telecommunications service providers serving municipalities and counties to be our primary customers in China. Recently, however, the provincial-level telecommunications service entity in the Zhejiang province of China has begun to consolidate telecommunications purchasing decisions for that province. As a result of this trend in the Zhejiang province, we have grouped all telecommunications service entities in the Zhejiang province together and have treated these as one customer for the three and nine months ended September 30, 2003 and the comparative periods presented. At September 30, 2003, we had approximately 12 telecommunications service entities in the Zhejiang province. For the three months ended September 30, 2003, no customers accounted for 10% or more of consolidated net sales. For the three months ended September 30, 2002, sales to the Zhejiang province, SBBC and Kunming PTB and accounted for 16%, 15% and 11% of net sales, respectively. For the nine months ended

September 30, 2003, sales to SBBC accounted for 11% of our net sales and no other customer accounted for 10% or more of our consolidated net sales. For the nine months ended September 30, 2002, sales to the Zhejiang province and SBBC accounted for 21% and 14% of our net sales, respectively.

Whether this represents the beginning of a greater trend throughout China toward increased consolidation of negotiations and purchasing decisions into the control of provincial-level telecommunications service entities is unclear. If an increasing number of purchasing decisions and negotiations are controlled on a larger regional level in China by provincial-level telecommunications service entities, this would effectively result in a concentration of our customer base. Our financial results may increasingly depend in significant part upon the success of a few major customers and our ability to meet their future capital equipment needs. Although the composition of the group comprising our largest customers may vary from period to period, the loss of a significant customer or any reduction in orders by any significant customer, including reductions due to market, economic or competitive conditions in the telecommunications industry, may have a material adverse effect on our business, financial condition and results of operations. In addition to the business risks associated with dependence on major customers, significant customer concentration may also result in significant concentrations of accounts receivable. Significant and concentrated receivables would expose us to additional risks, including the risk of default by one or more customers representing a significant portion of our total receivables. If we are required to take additional accounts receivable reserves, our business, financial condition and results of operations would be materially adversely affected.

Our ability to sell our PAS wireless systems and handsets could be significantly impaired if the new China Telecom or China Netcom are granted, or if they otherwise acquire, mobile licenses allowing the new China Telecom or China Netcom to deliver cellular services.

The new China Telecom and China Netcom hold and operate the fixed line telephone and data communications assets in China, and currently do not have the licenses necessary to offer cellular services. To offer wireless services to end users, the Telecommunications Companies must offer services that can be delivered over wireline networks, such as those delivered over our PAS wireless systems and handsets. China’s media sources have widely reported that after the restructuring of China Telecom, China’s Ministry of Information Industry may grant mobile licenses to the new China Telecom or China Netcom, or to both. If China’s Ministry of Information Industry does grant a mobile license to the new China Telecom or China Netcom, or to both, or if such entities otherwise acquire mobile licenses, local Telecommunications Companies will be free to offer cellular services such as GSM or CDMA to their customers, and they may therefore elect not to deploy our PAS systems and handsets. If this were to occur, we could lose current and potential customers for our PAS systems and handsets, and our financial condition and results of operations could be materially adversely affected.

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

The official tariffs and per-minute usage rates charged to mobile users in China are generally set by the Ministry of Information Industry and the National Development and Reform Commission, and are usually adhered to by mobile operators. However, from time to time, certain mobile operators such as China Mobile and China Unicom have offered special promotional pricing or incentives to customers, such as free incoming calls or free mobile-to-mobile calls. The continued use of such incentive programs by mobile operators may adversely impact the competitiveness and pricing of our PAS Systems and related products and their rollout by the new China Telecom and China Netcom. Such incentive programs may continue or be expanded in the future. We cannot be certain as to what impact such incentive programs may have on our financial condition. However, it is possible that the continuation or expansion of such programs may have a material adverse effect on our business or results of operations.

RISKS RELATING TO CONDUCTING OPERATIONS IN CHINA

Sales in China have accounted for most of our total sales, and therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Approximately $518.2 million, or 89% and $218.2 million or 82%, of our net sales in the three months ending September 30, 2003 and 2002, respectively, and approximately $1,119.7 million, or 85% and $567.9 million or 83%, of our net sales in the nine months ending September 30, 2003 and 2002, respectively, occurred in China. Additionally, a substantial portion of our fixed assets is located in China. Of our total fixed assets, approximately 79% and 88%, as of September 30, 2003 and December 31, 2002, respectively, were in China. We expect to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, social and other events in China.

Devaluation of the Renminbi versus the U.S. dollar and fluctuations in exchange rates could adversely affect our financial results.

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

China’s government and its agencies, including China’s Ministry of Information Industry and China’s State Council, regulate foreign investment in the telecommunications industry through the promulgation of various laws and regulations and the issuance of various administrative orders and decisions. Currently, foreign investors may engage in such activities only in accordance with certain ownership and geographic limitations. China may promulgate new laws or regulations, or issue administrative or judicial decisions or interpretations, which would further restrict foreigners from engaging in telecommunications-related activities. The promulgation of laws or regulations or the issuance of administrative orders or judicial decisions or interpretations restricting telecommunications activities by foreigners could have a substantial impact on our ongoing operations.

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

Uncertainties related to a rollout of 3G networks in China could harm our business.

It is anticipated that the government of China will grant 3G network licenses to telecommunications service providers beginning in the second half of 2004.  We face several potential risks in connection with a 3G rollout.  For example, if telecommunications service providers invest heavily in 3G networks, capital expenditures to build-out PAS networks that utilize our existing products may decline.  Moreover, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, which would have the effect of restricting or shutting down PAS networks.  In either case, our ability to sell our PAS products in China would decline significantly, and our operating results would be harmed.

We also face risks relating to our ability to compete within any emerging 3G marketplace.  For example, we have invested most heavily in WCDMA technology; however, alternative technologies, such as CDMA 2000 and TDSCDMA, may become the dominant technologies within 3G networks.  If an alternative technology becomes the dominant technology of 3G networks in China, our ability to sell 3G products in China will suffer.  Moreover, within the 3G marketplace, we will likely face stiff competition and may not be able to establish or maintain significant market share for our 3G products, in which case our operating results would suffer.

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer.

Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. All of our active subsidiaries in China were accredited as technologically advanced enterprises. The tax holidays applicable to our wholly-owned subsidiaries, UTStarcom China and HUTS, which together accounted for approximately 76% of our revenues in the nine months ended September 30, 2003, expired at the end of 2002 and 2001, respectively. The tax holidays were not extended for the entities, and for 2003, the national enterprise tax rates were increased from 7.5% to 15% and from 10% to 15%, respectively, which could negatively impact our financial condition and results of operations. During the fourth quarter of 2002, we formed a new entity, Hangzhou UTStarcom Telecom Co., Ltd., to manufacture and sell handsets. This entity will benefit from a two-year national enterprise income tax exemption from the first profit-making year, and a 50% national enterprise income tax reduction in the following three years. The Chinese government is considering the imposition of “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as UTStarcom, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether, if implemented, UTStarcom will be grandfathered into the new tax structure, if the new tax structure is implemented, it will adversely affect our financial condition.

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

We face uncertainties regarding the timing for the completion of our new manufacturing facility.

In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of September 30, 2003, we had completed the foundation and groundwork of a facility to be located there and have commenced construction of the building. We expect that construction of the new facility will be completed in early 2004 at a projected cost of approximately $95.6 million. We revised the expected completion date of that facility from late 2003 to early 2004, due to a slow down in construction during the first quarter of fiscal 2003, resulting from the SARS outbreak and inclement weather. Capital expenditures for the facility were $38.6 million in 2002 and $8.8 million and $21.2 million in the three and nine months ended September 30, 2003, respectively.

RISKS RELATING TO OUR STOCK PERFORMANCE AND
CONVERTIBLE DEBT SECURITIES

On March 12, 2003 we sold $402.5 million of convertible subordinated notes (referred to as the “notes” in the following risk factors) due in 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 7/8% percent per annum, are convertible into UTStarcom common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of UTStarcom. Holders of the notes may convert their notes only if: (i)

the price of our common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of our common stock.

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

In addition, public announcements by China Telecom and China Netcom, each of which exert significant influence over many of our major customers in China, may contribute to volatility in the price of our stock. In 2002, China Telecom completed its initial public offering, which has caused that entity to issue press releases more frequently than in prior years. The price of our stock may react to such announcements. More recently, it has been reported that China Netcom has been restructuring its operations for its own initial public offering. More frequent public announcements from China Netcom relating to or resulting from their initial public offering could cause the price of our stock to become even more volatile.

Softbank Corp. and its related entities, including Softbank America Inc., has significant influence over our management and affairs, which it could exercise against your best interests.

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., beneficially owned approximately 14.4% of our outstanding stock as of September 30, 2003. As a result, SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have the ability to exercise influence over all matters submitted to our stockholders for approval and exert significant influence over our management and affairs. This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which could decrease the market price of our common stock. Matters that could require stockholder approval include:

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

As of September 30, 2003, (i) we had no senior debt outstanding, and (ii) our subsidiaries had notes payable of $23.4 million and approximately $514.3 million of other liabilities, including trade payables, but excluding intercompany liabilities, as to which the notes would have been effectively subordinated.

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

We believe it is unlikely that the notes will be rated. However, if one or more rating agencies rates the notes and assigns the notesa rating lower than the rating expected by investors, or reduces their rating in the future, the market price of the notes and our common stock would be harmed.

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

The table below represents carrying amounts and related weighted-average interest rates of maturity of interest bearing instruments in our investment portfolio at September 30, 2003:

(in thousands except interest rates)

Cash and cash equivalents	$436,085
Average interest rates	1.2%
Short-term investments	$5,282
Average interest rates	1.4%
Total cash, cash equivalents and short-term investments	$441,367
Average interest rate	1.2%

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

Foreign Exchange Rate Risk.  We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable and our notes receivable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2003 is approximately $8.0 million.  The balance of our long-term note receivable denominated in Japanese Yen was $10.6 million at September 30, 2003.

Credit Risk. We completed an offering on March 12, 2003, of $402.5 million of convertible subordinated notes due March 1, 2008. Concurrent with the issuance of the convertible notes, we entered into convertible bond hedge and call option transactions with respect to its common stock, the exposure for which is held by Banc of America Securities LLC and Credit Suisse First Boston LLC. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.  The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. Subject to the movement in the share price of our common stock, we could be exposed to credit risk in the settlement of these options in our favor. Based on a review of the possible net settlements and the credit strength of Banc of America Securities LLC and its affiliates and Credit Suisse First Boston LLC and its affiliates, we believe that we do not have a material exposure to credit risk arising from these option transactions.

ITEM 4—CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b) as of  September 30, 2003.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by our management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to the Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

[None.]

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 24, 2003, a special meeting of stockholders of the Company was held in Oakland, California.  At the meeting, an amendment to our certificate of incorporation was approved, increasing the number of authorized shares of common stock from 250 million to 750 million.  79,358,851 votes were cast in favor of the amendment, 11,610,322 votes were cast against the amendment, and 102,800 were withheld.

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

(b)                                 Reports on Form 8-K:

1.               Amendment No. 1 to Report on Form 8-K, dated May 23, 2003, filed on July 10, 2003 under Item 7, containing financial information related to the Company’s acquisition of the CommWorks division of 3Com Corporation.

2.               Report on Form 8-K dated July 10, 2003, filed on July 10, 2003 under Item 5, containing risk factors relating to the Company.

3.               Report on Form 8-K dated September 24, 2003, filed on September 25, 2003 under Item 5, relating to the approval by the Company’s stockholders of an amendment to the Company’s certificate of incorporation.

UTSTARCOM, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003	UTSTARCOM, INC.

BY:

/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Michael J. Sophie
Michael J. Sophie
Chief Financial Officer and Assistant Secretary
(Principal Financial Officer)

UTSTARCOM, INC.

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