Form 10-K
period 2003-12-31
UTSTARCOM INC
filed 2004-03-09
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-29661

UTSTARCOM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1782500 (I.R.S. Employer Identification No.)
1275 Harbor Bay Parkway Alameda, California (Address of principal executive offices)	94502 (Zip Code)
(510) 864-8800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.00125 par value (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $2,893,028,280 based upon the closing price of $35.64 reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

        As of February 29, 2004 the registrant had 117,110,056 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2004 are incorporated herein by reference in Part III.

UTSTARCOM, INC.

TABLE OF CONTENTS

PART I

ADDITIONAL INFORMATION

        UTStarcom and CommWorks are registered as a trademark in the United States. UTStarcom, CommWorks and PAS are registered as trademarks in China.

        In this Annual Report on Form 10-K, references to and statements regarding China refer to mainland China, references to "U.S. dollars" or "$" are to United States Dollars, and references to "Renminbi" are to Renminbi, the legal currency of China.

        Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 8.2775 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2003.

        UTStarcom's public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, are available free of charge at our website, www.utstar.com. The information contained on our website is not being incorporated herein.

ITEM 1—BUSINESS

OVERVIEW

        We design, manufacture and sell telecommunications equipment and products and provide services associated with their operation. Our products are deployed and installed exclusively by telecommunications wireless and wireline service providers. We provide an extensive range of products for transportation of voice, data and video traffic for service providers around the world. Our business is conducted globally in China, Japan, India, the Central and Latin American region, North America, the European, Middle Eastern and African region and southeastern and northern Asia. Historically, substantially all of our sales have been to service providers in China.

        UTStarcom was incorporated in 1991 in Delaware. Our headquarters are based in Alameda, California, with research and design operations in New Jersey, Chicago, China and India. Our primary mailing address is 1275 Harbor Bay Parkway, Alameda, California, 94502. We can be reached by telephone at (510) 864-8800, and our website address is www.ustar.com. All Securities and Exchange Commission filings can be found under the Investor Relations section of the website, and are available free of charge.

STRATEGY

        Our objective is to be a leading global provider of Internet Protocol ("IP") networking products and services. We differentiate ourselves with products designed, developed and commercialized to reduce network complexity, integrate high performance capabilities and that allow a simple transition to next generation networks. This results in deployment, maintenance and upgrades that are both economical and efficient, allowing operators to earn a high return on their investment.

        Our strategy is built upon the following key concepts:

  •
  lowering the deployment and utilization costs of our customers' IP networks;

  •
  offering our customers an increased number of features and enhanced functionality; and

  •
  providing tailored products and services to suit customers' needs.

        We intend to implement our strategy by:

Expanding and leveraging our presence in China

        Over the course of several years, we have built an extensive administrative, research and development, manufacturing, sales and support infrastructure in China that we believe is critical to our success both within China and also on a global basis. This infrastructure allows us to quickly identify service providers' needs and to focus our engineering, product development and sales and marketing efforts to address those needs. We believe this strategy has helped us become a leading communications equipment and services provider in China. In addition, the low-cost research and development and manufacturing capabilities in China allow us to be competitive on a cost and pricing basis for our products. Finally, by virtue of its large population base and low teledensity, or the number of telephones per person in a region, the China market provides a highly conducive platform for UTStarcom to deploy our most advanced technology in substantial volume. This provides a model for success that we hope to leverage when pursuing other customer relationships on a global basis.

        We intend to further capitalize on China's favorable market conditions, including its large population, low teledensity and strong demand for communications services. We intend to expand our presence in this market by:

  •
  increasing the number of sales and support staff and offices in China;

  •
  developing new products to address the demands of our existing and future customer base;

  •
  utilizing China's low cost manufacturing and research and development capabilities to further improve efficiencies in our manufacturing and research and development processes; and

  •
  growing our local research and development and manufacturing capabilities.

Intensifying our global market diversification

        Our target customers consist of the largest, most well established global telecommunications service providers. In addition, we target smaller, emerging carriers, such as Yahoo!BB in Japan and Reliance Infocomm in India, who focus on driving IP-based voice, video and data services.

        In May 2003, we acquired the CommWorks division of US-based 3Com Corporation in order to further extend our sales presence outside of China. We believe this acquisition has significantly enhanced our ability to gain access to the largest and most well established operators in North America and Europe. We intend to continue to seek additional acquisitions and to use partnerships to solidify our market position and expand our technology portfolio and sales channels in these markets.

        We believe emerging markets beyond China present us with significant opportunities for growth. According to a November 2003 RHK, Inc. report, two thirds of the world's six billion inhabitants still do not have access to, and cannot afford basic telecommunications services. We believe that many developing regions see a correlation between increased teledensity and improved economic growth, recognizing the need to invest in a telecommunications infrastructure in order to compete globally and overcome economic disparities. Our strategy is to develop products and design services specifically tailored to the needs and level of affordability of these emerging-market service providers and their customers. In addition, we recognize that to be successful in these emerging markets, it is important to commit to establishing a local presence, as we have already done in China. This commitment often includes a local sales and support presence and where practical, local research and development and manufacturing capability. To date, we have deployed products in a number of emerging communications markets outside of China, including markets in India, southeastern and northern Asia, Latin America and Africa. We continue to explore major growth potential in global markets outside of China and believe that many of these markets are ideal candidates for our products and services.

Focusing on our technology innovation

        Our technology focus centers on an IP-based core network that creates a single platform for delivering multiple services to the end-user of the telecommunications network. In contrast, a traditional Asynchronous Transfer Mode ("ATM") network is based on transferring data in packets of a small, fixed size that facilitate transmission of various data types over the same network, assuring that no single type of data monopolizes the line. If a service provider operating a traditional ATM-based network wanted to offer multiple services, it would have to build, run and maintain a separate network for each service, including separate billing, network management and support functionalities. This would create a costly and inefficient model for providing services to the end user. An IP-based core network is designed so that all services can be converged into one platform with one billing, network management and support function for all services. In addition, because it is largely software-based, an IP network is by design more cost effective to run and maintain than a traditional ATM-based infrastructure. All of our products are compatible with each other and can be integrated into a single IP-based network. We intend to continue to support our IP-based wireless and wireline access services and enhance their functionality for deployment in all global markets. We also intend to continue our research and development efforts on future IP-based access services. We believe we are well positioned in this market based on our large-scale deployments in China and Japan.

        In addition, we intend to focus on delivering customer premise equipment to support the end-user. We will continue to introduce new products that offer our customers value and functionality.

        Finally, as a complement to our core access franchise, we entered the optical transport market in 2003 and intend to expand our portfolio of optical products to meet increased requirements and enhanced functionality.

TECHNOLOGY AND PRODUCTS

        Our technologies and products fall into three major categories:

  •
  wireless, a technology that enables end users, or subscribers, to send and receive voice and data while mobile and using wireless devices;

  •
  wireline, a technology that satisfies customer demand for high-speed, cost effective data, voice and media transport and carriage; and

  •
  switching, a diverse assembly of software and hardware based networking elements designed to replace central office telephone switches.

        Our products within each of these categories include multiple hardware and software subsystems that can be offered in various combinations to suit individual subscriber needs. Our system technologies and products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol ("IP") and wireless network rollouts. Our system technologies are also designed to allow timely and cost efficient transition to future next-generation network technologies, enabling our service provider customers to protect their initial infrastructure investments.

WIRELESS

        Wireless networking is one of our core technologies that refers to communications networks that enable end users to send and receive voice and data while mobile and using wireless devices such as cellular telephones, personal computers, personal digital assistants and other wireless communications devices. Wireless networks require the use of customized equipment that enables an end user or subscriber to be connected and identified when not in a fixed location within a network. We offer a broad range of wireless products and services, from handsets for individual subscribers to service platforms and core infrastructure systems for large carriers that can support millions of subscribers.

Wireless Products and Services Platform

        Our globally deployed Personnel Access Systems ("PAS"), a family of wireless access handsets, wireless consumer products and core infrastructure equipment, are designed to help our customers create new revenue opportunities with high quality voice services, rich suites of handsets and network-based services.

        Our PAS wireless access system and IP-based PAS ("iPAS") wireless access systems employ micro cell radio technology and specialized handsets and enable service providers to offer subscribers both mobile and fixed access to telephone services. Our PAS wireless access architecture is designed to enable service providers to transition from wireline to wireless communication networks, allowing them to offer both mobile wireless voice and data services within a city or community. Using our products, service providers can offer new wireless services, including citywide mobility, same-number wireless extension, e-mail, mobile Internet access, short messaging and location-based services.

        Our wireless products are designed to offer a full suite of integrated, customizable, value-added services, including short-message services, web browsing, e-mail, voice mail, and 64Kbps Internet access.

PAS Wireless Mobile Phone Systems

        We design, manufacture, market and sell a comprehensive line of mobile and fixed wireless telephone products.

  •
  Personal Access System (PAS)

          We designed our PAS equipment to meet the needs of subscribers that do not require all of the features offered by traditional cellular technology, but want more than the features offered by standard fixed-line technology, including regional mobility, a more cost-effective tariff plan, and access to value-added data services. When compared to other traditional macrocellular wireless systems, PAS offers lower deployment costs, easier radio frequency planning, higher traffic capacity, better voice quality, faster data transmission speeds, lighter handsets with lower power requirements, and better support of advanced information services.

          PAS is based on microcellular technology. In comparison to more traditional macrocellular systems, PAS cell stations are small and are normally installed on existing utility poles or buildings rather than on large towers. Mounting small transmitters this way greatly reduces the cost and complexity of installation as there is neither need for a major tower construction project nor any significant tower lease fees. Additionally, mounting a small PAS cell station close to its antenna and connecting it to the network using standard telephone wire is far simpler and more cost effective than the traditional cellular approach of installing a large transmitter on the ground and running heavy coaxial cables up a tower to the antennas. PAS cell station installation takes a few hours, compared to several days to install, power, and commission a traditional wireless cell station. Because PAS uses "dynamic frequency allocation," a process where each cell "listens to" all available radio channels before selecting one for each call, the overall radio planning and engineering for PAS is very simple. While adding cells to handle more calls in a traditional cellular network requires considerable frequency planning and balancing, adding cells to a PAS network is less difficult because PAS cells can automatically determine what channels to use. This capability, combined with the low cost per cell, allows a carrier to start with a very small system serving only hundreds of subscribers and grow that system to serve millions, simply by adding small cells.

  •
  IP-based Personal Access System (iPAS)

          Our iPAS wireless system employs our mSwitch softswitch platform and allows service providers to transition from their current wireline network to an IP-based wireless network and offer their subscribers new wireless services, including citywide mobility, same-number wireless extension, e-mail, mobile Internet access, short messaging and location-based services.

  •
  Handsets

          We also design and sell a variety of handsets that range from basic, low-cost models to high-functionality, higher-cost models that offer color displays, up to 32 different ring tones, bilingual short message service ("SMS") and Internet access and email capability. We believe our strategy of designing handsets in-house, licensing, and manufacturing, and direct-sourcing handset components gives us the flexibility to meet demand while offering the broadest line of PAS handsets to our customers.

2G CDMA System

        Our second generation ("2G") code division multiple access (or CDMA, a wireless standard) wireless data products, which are based on the IS-95A standard, enable service providers to offer wide area wireless data service to end users on IS-95A-compatible networks. Our 2G CDMA products meet the open wireless standards and the standards of the United States standardization body, TIA/EIA.

  •
  2G CDMA Wireless Data Product

          We provide 2G CDMA wireless data equipment that enables service providers to converge wireless voice services with newer data applications. Our product is a hardware and software platform that serves as a gateway from the wireless network, giving subscribers access to the Internet, corporate intranets, public switched telephone network dial-up, and fax services. Our product is designed to meet a service provider's demands for a high capacity, expandable platform.

3G W-CDMA and TD-CDMA Systems

        We are developing and testing a suite of products and services for 3G wireless networks that support the open 3G wireless standards (wideband-code division multiple access, or W-CDMA and time division-synchronous code division multiple access, or TD-SCDMA) defined under 3GPP, the international standardization body, and the standards of TIA/EIA, the United States Standardization body. Our 3G enhanced wireless data products are designed to be capable of delivering data at much higher speeds, enabling cost savings and new revenue-generating services for our customers.

        We have entered into strategic alliances with Matsushita (Panasonic), interWAVE and Datang Mobile to co-design and jointly develop 3G wireless systems based on the open wireless standards. At the end of 2003, Panasonic Mobile Communications Co., Ltd. and we announced a joint venture to focus on the design, development, and manufacture of 3G telecommunications equipment.

  •
  3G CDMA2000 Wireless Data Product

          We are developing and testing a CDMA2000 wireless data product that is designed to offer CDMA service providers a cost-effective, seamless way to deploy high-speed packet data services worldwide. It is designed to allow service providers to offer uninterrupted services on their existing networks during a transition to more advanced networks.

          Our CDMA2000 wireless data product is designed to be compatible with all standards-based wireless equipment, giving service providers enormous flexibility when designing and developing their networks. In addition, its open, standards-based architecture is designed to provide the scalability and flexibility required by service providers for easy deployment of services and applications.

Transition from Personal Access Systems to 3G Wireless Systems

        Our iPAS and 3G wireless systems are both based on our mSwitch softswitch platform, which is designed for future IP-based next generation networks. Because we have designed these systems to operate on the same platform, our iPAS system core network equipment can be upgraded to support both iPAS and 3G wireless services simultaneously.

WIRELINE

        Our wireline products are designed to satisfy customer demand for high speed and cost effective data, voice and multimedia transport. Our wireline technology enables high-speed voice, video and data transmissions over broadband IP-based networks.

        Digital subscriber line ("DSL") technology enables high-speed data and content transfer while providing simultaneous telephone communications over the same fixed copper line. Our IP-based DSL Access Multiplexers ("DSLAMs") enable high-speed access and deliver services to residential and commercial subscribers using broadband technology.

Wireline Products and Services Platform

        Our broadband wireline networking platform, which we call the AN-2000 platform:

  •
  enables network transition from narrowband to broadband with IP;

  •
  uses Asynchronous Transfer Mode ("ATM") technology, a network technology based on transferring data in packets of a small, fixed size that facilitate transmission of various data types over the same network, assuring that no single type of data monopolizes the line; and

  •
  provides multi-service access support.

        Our wireline products and services enable the delivery of both broadband service and traditional voice, video and data services to subscribers via a copper, fiber or a wireless transmission facility.

AN-2000 Platform

        We offer our AN-2000 platform in three variations featuring IP, ATM and multi-service access capabilities:

  •
  Multi-Service Access Node (AN-2000)

          Our AN-2000 Multi-Service Access Node ("AN-2000 MSN") platform is an integrated broadband access platform that delivers a mix of broadband and traditional voice and data services via copper, fiber or wireless transmission.

  •
  IP-Based Digital Subscriber Line Access Multiplexer (DSLAM) (AN-2000-IB)

          Our AN2000-IB platform represents a new generation of DSLAM products and services that do not require ATM networking and are therefore compatible with IP-based networks. We have designed our AN2000-IB to meet a variety of customer needs, such as commercial or residential applications, Internet access, email, file transfer or virtual private networks.

  •
  Voice over IP Media Gateway (iAN-2000)

          Our iAN-2000 is a media gateway product that converts incoming analog or digitized voice, fax or modem signals from a traditional phone network into IP voice packets.

          The media gateway also terminates the incoming signaling information, used for controlling a telephone call, and generates IP-based signaling messages, which are sent to the softswitch, where all the service intelligence resides for the delivery of telephone services for call processing.

Television over IP (TVoIP) System

  •
  MediaSwitch

          Our MediaSwitch technology family is a suite of products and services that enable a service provider to deliver broadcast television and on-demand video services to residential and commercial premises.

          This product family includes a media console that provides Internet access, broadcast TV, video on demand and video conferencing services to the subscribers.

Optical Transport System

          Our optical networking products are designed to provide a broad range of functions, including:

    •
    interfacing with a variety of bit rates;

    •
    scaling of central offices to support higher-bandwidth services;

    •
    providing the core of the network where incremental, high-bandwidth capacity is required to connect multiple central offices; and

    •
    enabling service providers to continue a rapid transition from legacy products to next generation networks.

  •
  NetRing

          NetRing is the name of our optical product line that supports multi-service transport capabilities required by service providers. Different NetRing systems deliver the following target applications:

    •
    Our NetRing 600 and NetRing TX-60 products provide voice and data services for multi-tenant unit, office building, and enterprise campus applications.

    •
    Our mid-range NetRing 2500 and NetRing TX-160 products offer voice and data transport when a larger bandwidth and capacity is required.

    •
    Our high-end NetRing 10000 and NetRing TX-200 products provide service for metro core or regional transport applications, when an even larger bandwidth and capacity is required.

SWITCHING

        Our IP-based, multi-service soft switching architecture is a diverse assembly of software-and hardware-based networking elements designed to replace traditional central office telephone switches. Our architecture delivers multiple services including providing comprehensive broadband and narrowband access, call control of telephone and data communications and delivering next generation features not offered by the traditional fixed line switching infrastructure.

        Our soft switching technology helps our service provider customers increase revenue while reducing churn by supporting a wide range of new customer enabling services. Service providers can use our switching products when transitioning to an upgraded network, allowing them to utilize their existing network infrastructure and protecting their initial investment.

Switching Products and Services Platform

        Softswitch, where all the service intelligence resides for the delivery of telephone services, is the industry name for the IP-based approach to telephony switching that has the potential to reduce the cost of long distance and local exchange switching and to create differentiated telephony services. A softswitch can support a wide array of functions, including address translation, service monitoring and assurance, billing authorization, and supplementary services like call forwarding and call conferencing.

  •
  mSwitch Platform

        The mSwitch platform, which combines softswitch functionality with our wireless technology, supports our iPAS-based wireless infrastructure. This combination allows our mSwitch platform to provide expandable, mobile switching centers that can operate with our PAS system. By focusing on mobility services, mSwitch is targeting one of the most complex and commercially important segments of softswitch applications.

        We believe that our mSwitch softswitching architecture was one of the first to provide mobile switching functionality. Mobile telephony and information delivery services are among the most demanding and complex, requiring wireless mobile networks to track subscribers' locations dynamically whether or not they are on a telephone call.

        Our mSwitch platform is designed to be a cost-effective, flexible and expandable networking platform designed to replace traditional central office switches. This platform delivers multiple services, including broadband and narrowband remote access services on an IP-based packet-switching infrastructure via wireless and wireline networks. It allows customers to increase their revenue opportunities by supporting a wide range of new services.

        The mSwitch platform is designed to reliably transport data along with signaling, control, and management information. The architecture includes operations support systems for associated billing, provisioning, and service management.

NETWORK MANAGEMENT (UNMS/iNetman)

        We provide a powerful and user-friendly graphical user interface-based network management solution for the operation, administration and maintenance of our products. The network management system provides fault management, configuration management, accounting management, performance management and security management in accordance with standards required by local governments and/or carriers to assist the service providers in smooth network operation.

MARKETS AND CUSTOMERS

Our Global Market Deployment

        Our products and services are being deployed and implemented throughout the world such as in China, Japan, India, the Central and Latin American region, the European, Middle Eastern and African region, North America and southeastern and northern Asia. China continues to be our single largest market, representing 86% of our overall revenue for the year ended December 31, 2003. Japan and the United States represent the largest markets outside of mainland China for 2003. Other emerging markets including Vietnam, Thailand and Taiwan continue to contribute to global sales outside of China, while increasing amounts of sales are being made in North America and the Central and Latin American region, including Brazil, Mexico, Guatemala and Honduras.

Global Customers

        Our customers, telecommunications service providers, enable delivery of wireless and wireline access services including data, voice, and/or video communication services to their subscribers. They include but are not limited to, local, regional, national and international telecommunications carriers, inclusive of broadband, cable, Internet, and wireline and wireless providers. Telecommunications service providers typically require extensive proposal review, product certification, test and evaluation as well as network design, and, in most cases, are associated with long sales cycles. Our service provider customers' networking requirements are influenced by numerous variables, including their size, the number and types of subscribers that they serve, the relative teledensity of the served geography and their subscriber demand for wireless and wireline communications and access services in the served geography.

        During 2003, the provincial-level telecommunications service entities continued to consolidate telecommunications purchasing decisions by province. As a result of this consolidation trend, all customers were grouped together by province, and each province is treated as one customer. Giving effect to this consolidation, in 2003, the Hei Long Jiang province accounted for 11% of net sales. In 2002, sales to the Zhejiang province accounted for 18% and sales to Softbank BB Corporation, an affiliate of SOFTBANK America Inc., a related party, accounted for 13% of net sales.

Global Sales and Service

        Our worldwide sales organization consists of managers, sales representatives, network consultants and technical support personnel. We have field sales offices in our served geographies including China, Japan, India, the Central and Latin American region, the North American, European, Middle Eastern and African region and Southeast and North Asia. The majority of our products and services are sold and serviced by our direct sales and support staff.

        In addition to our product offerings, we provide a broad range of service offerings, including technical support services. Our service offerings complement our products with a range of consulting, technical, project, quality and maintenance support-level services including 24-hour support through technical assistance centers. Technical support services are designed to help ensure that our products operate efficiently, remain highly available, and benefit from the most up-to-date system software. These services enable customers to protect their network investments and minimize downtime for systems running mission-critical applications.

China's Market

        China is currently our largest market for our wireless and switching products. China will continue to be an important market for our current and future technologies and product development for the foreseeable future. To support this large and growing market, we have sales offices, manufacturing facilities and research and development centers throughout China that enable us to react and respond to our customers' needs in an expeditious manner.

        China continues to be one of the fastest-growing, largest communications market in the world, and the Chinese government has committed to developing a powerful communications infrastructure in order to support strong demand for communications services in support of robust economic growth in the region. According to China's State Statistics Bureau, China's gross domestic product (GDP) grew 9.1% in 2003, and the GDP per capita surpassed $1,000.00 USD in 2003. The bureau also estimates that China's GDP will grow by approximately 7% through 2005. We believe that China will continue to focus on its telecommunications infrastructure for the foreseeable future. Please refer to the table below for information, provided by China's Ministry of Information Industry, regarding the increasing telecommunications spending in China:

	2003	% increase over 2002
	(in millions)
Telecommunications revenue	$55.9	14%
Telecommunications capital expenditure	$26.6	9%
Fixed line subscribers	263.3	16%
Cellular subscribers	268.7	19%

        Despite the increased teledensity rate of China's fixed-line and cellular telephony to 20% and 21%, respectively, in 2003, the teledensity remains relatively low in comparison to that of developed countries. In contrast, fixed-line teledensity rates for the United Kingdom, France, Japan and the United States were 59%, 57%, 59%, and 66% respectively, according to a report published by the International Telecommunication Union in June 2003. We believe that China's low teledensity will continue to drive the growth in its telecommunications market.

        Although voice services predominantly drive China's communications market growth, the increasing demand for data services also presents a growing opportunity in China. According to data provided by the MII, Internet users in China reached 79.5 million by the end of 2003, an increase of over 30% from 2002. In order to support this growth in data traffic, service providers in China must continue to expand their networks. In 2003, China's broadband users increased from 2.5 million at the beginning of the year to approximately 10 million at the close of 2003.

        The following chart presents relevant historical and estimated data related to the development of China's telecommunications, based on information provided by the MII:

	1999	2000	2001	2002	2003
China's population (Millions)	1,258	1,267	1,276	1,286	1,293
China's GDP per capita (RMB)	6,551	7,081	7,543	7,930	9,047
Fixed-line Telephone
Subscribers (Millions)	108.8	144.8	180.4	214.4	263.3
Teledensity	9%	11%	14%	17%	20%
Mobile Telephone
Subscribers (Millions)	43.2	84.5	144.8	206.6	268.7
Teledensity	3%	7%	11%	16%	21%
Internet
Users (Millions)	8.9	22.5	33.7	59.1	79.5
Teledensity	1%	2%	3%	5%	6%

Global Markets Outside of China

        We have continued to offer our products in growing communications markets outside of mainland China, establishing global sales operations in Asia, the Central and Latin American region, the European, Middle Eastern and African region and North America. We continue to penetrate these markets in several ways:

  •
  through direct sales offices located in key market regions,

  •
  by licensing our technology to local manufacturers where import taxation is favorable,

  •
  by developing local sales agency and distributor relationships within specific market regions, and

  •
  by establishing sales relationships with original equipment manufacturers.

        Our sales division began establishing regional offices and local direct sales representative offices to provide support for our expanding global sales operations.

Japan

        The significant majority of our global sales outside of China are derived from Japan. Japan was our largest wireline products market in 2003. One of our key customers in Japan is Yahoo! BB, a related party. According to the Japan Ministry of Public Management, Yahoo! BB is the leading provider of broadband service in Japan with over 3.6 million IP-based ADSL lines at December 31, 2003, representing over 34% of the total market within the region. Yahoo! BB continues to expand and deploy our AN-2000 IP-DSLAM (Broadband Access Platform) and mSwitch equipment in support of their Voice over Broadband and 12, 26 and 45 Mbps ADSL services. In December 2003, we signed $40 million in expansion contracts for additional IP-DSLAM deployments with Yahoo! BB.

        We have begun to offer our mSwitch and MediaSwitch products and services in Japan and conducted trials in the Japanese market. We anticipate further growth in Japan specifically within the wireline and switching product sectors, as well as with our TVoIP (broadcast television and video on demand over IP) systems in Japan.

India

        We offer our AN-2000 Multi-Service Access products and services in India. With over one million access lines deployed today, we anticipate that we will continue to implement and deploy our products and conduct trials with several operators, including Reliance Telecommunications Inc.

        In addition, we continue research and development at our facility on the outskirts of New Delhi. We are focusing on developing the India market and as well as on global research and development initiatives. We have also established local manufacturing of our AN-2000 technology in association with Himachal Futuristic Communications Limited.

        According to a July 2003 estimate by the Department Of Telecommunications India, India has a population of 1,049,700,118 and a low fixed line teledensity of approximately 4.4%. We believe that India represents a substantial potential market for our wireless, wireline and switching products and services.

Central and Latin America

        We have successfully established sales and service operations in support of the Central and Latin American region, and anticipate growth in this market in fiscal year 2004.

        Targeting, but not limited to, countries like Brazil, Mexico, Panama, Haiti, Honduras and Guatemala, we have shipped equipment for service providers and continue to perform extensive testing and certification for telecommunications carriers within these regions.

        We announced our first PAS deployments with Multifon in Honduras in 2003.

North America and the European, Middle Eastern and African Region

        Our market presence in North America and the European, Middle Eastern and African region grew in 2003, and we established sales and service operations to support these regions.

        We offer our mSwitch, MediaSwitch, PAS, and AN-2000 products and services in both North America and the European, Middle Eastern and African region. We expect to continue to conduct trials within these regions in 2004.

        Specifically, we have seen increased demand for our wireless data products as a result of increased consumer demand for faster and more comprehensive data services. New camera phones, messaging and other high demand data content products and services increase demand for our wireless data systems.

        In 2003, we were awarded new contracts for our enhanced service and optical equipment and expect growth to continue within these regions.

Southeast and North Asia

        Southeast and North Asia, another of our target markets, has a combined population of over 169 million people according to the CIA World Fact Book 2003. We have established business operations in various countries in this region including, but not limited to, Vietnam, Thailand and Taiwan. We have local sales and service operations to support this region, and at the close of fiscal year 2003, we had over 1.2 million lines of PAS wireless capacity deployed.

        We expect continued growth in this region for the foreseeable future, given the growth objectives set forth by primary service providers like Vietnam Posts & Telecommunications ("VNPT") through 2005 including optimizing the existing telecommunications network at local and long-distance levels, applying modern access technology and a goal to reach a teledensity of 8 lines per 100 inhabitants by the year 2005, according to an ITU July 2003 report.

        We already have PAS deployments at VNPT; as such, we believe that our wireless, wireline and switching products are well positioned to aid in VNPT's overall growth plans.

        Vietnam continued to show growth in 2003. We announced additional contracts with VNPT for expansion in both Ho Chi Minh and Hanoi for 2003 and expect new PAS expansion contracts and deployments in additional cities in 2004.

        In Taiwan in 2003, we entered into expansion contracts with First International Telecommunications Corporation of Taiwan ("FITEL") in Kaohsiung; and anticipate future growth and expansion in 2004.

Competition

        We compete in the telecommunications equipment market, providing products and services for transporting data, voice and video traffic across traditional and IP based networks.

        As we expand into new markets, we will face competition from both existing and new competitors, including existing companies with strong technological, marketing and sales positions in those markets.

        Our principal competitors within our current product sectors include the following:

  WIRELESS

    PAS systems: Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment Corporation.

    PAS handsets: China PTIC Information Industry Corporation; Zhongxing Telecommunications Equipment Corporation; Lucent Technologies, Inc.; Amoi Electronics Company, Ltd.; Huawei Technologies Co, Ltd; Kyocera Corporation; Nippon Electric Corporation; and Sanyo Electric Company, Ltd.

  WIRELINE

    AN-2000/IPDSLAM: Advanced Fibre Communications, Inc.; Alcatel Alsthom CGE, S.A.; Datang Telecom Technology Co. Ltd.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; and Zhongxing Telecommunications Equipment Corporation.

  SWITCHING

    mSwitch: Alcatel Alsthom CGE, S.A.; Cisco Systems, Inc.; Clarent Corporation; Ericsson LM Telephone Co.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Nuera Communications, Inc.; Siemens AG; Sonus Networks, Inc.; and Zhongxing Telecommunications Equipment Corporation.

OPERATIONS

EMPLOYEES

        As of December 31, 2003, we employed a total of approximately 5,500 full-time employees. We also from time to time employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2003, approximately 2,300 were in research and development, approximately 600 were in manufacturing, approximately 2,200 were in marketing, sales and support, and approximately 400 were in administration. We had approximately 4,560 employees located in China, approximately 720 employees located in the United States, and approximately 220 employees in other countries. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that we have good employee relations.

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

        We believe our customer support services in China allow us to offer our customers high quality service. Our customer service operation in Hangzhou is co-located with our manufacturing joint venture and serves as both a technical resource and liaison to our product development organization. In China, customer service technicians are distributed in the regional sales and customer support sites to provide a local presence. We provide additional support on a 24-hour, 365-day basis from our customer support center in Hangzhou in the form of field dispatch personnel, who also provide training on installation, operation and maintenance of equipment. As of December 31, 2003, we employed approximately 1,800 people in sales, marketing and customer support in China.

        Our sales efforts in markets outside of China combine direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We maintain sales and customer support sites in Iselin, New Jersey, to address North American markets; in Tokyo, Japan, to address the Japan market; in Gurgaon, India, to address the Indian market; in Miami, Florida and Mexico City, Mexico, to address the Latin American markets; in Frankfurt, Germany, to address the European and African markets; in Manila, Philippines, to address the Philippine market; in Taipei, Taiwan, to address the Taiwan market; in Hanoi, Vietnam, to address the Vietnam market; and in Shanghai, China, to address other Pacific Rim markets.

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

        Our manufacturing facility is ISO 9001-2000 certified. ISO 9001-2000, an upgrade from ISO 9002 certification, requires that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement which is periodically audited by an independent outside auditor.

        We contract with third parties in China to undertake high volume assembly and manufacturing of our handsets and we conduct final assembly, testing and packaging at our own facilities. In addition, we generally use third parties for high volume assembly of circuit boards.

        We have also contracted with various suppliers to provide PAS wireless base station components for distribution under the UTStarcom label. In China, we undertake final assembly and test our wireless infrastructure products at our own facilities and have recently begun to manufacture some of these products ourselves.

RESEARCH AND DEVELOPMENT

        We believe that continued and timely development and introduction of new and enhanced products are essential if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers' needs. Our relationships with China's Ministry of Information Industry and Telecommunications Administration and individual telecommunications bureaus and our full-service post-sale customer support in China provide our research and development organization with insight into trends and developments in the marketplace. The insight provided from these relationships allows us to develop market-driven products such as PAS, mSwitch and IP-DSLAM. We maintain a strong relationship between our research centers in the U.S. and China. We rotate engineers between the U.S. and China to further integrate our research and development operations. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China. We have also started a development center in Gurgaon, India to take advantage of the talent pool available there, and to support our operation in India. Our research and development centers are ISO 9001-2000 certified.

        In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $155.3 million in 2003, $86.2 million in 2002 and $59.8 million in 2001.

INTELLECTUAL PROPERTY

        Our ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. We hold U.S. and foreign patents for our existing products expiring between 2014 and 2021, and have patents pending in both the U.S. and in foreign countries. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not issue and any patents issued may not cover the scope of the claims sought in the applications. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Moreover, we have applied for but have not yet obtained, patents in China and Taiwan. Please refer to discussion of risks associated with our intellectual property in section entitled "Management's Discussion and Analysis of Financial Statement Results of Operations—Factors Affecting Future Operating Results."

ITEM 2—PROPERTIES

        We lease properties in the United States, China and globally; these properties are used for corporate headquarters, sales and support offices, research and development and manufacturing purposes.

        We lease approximately 420,000 square feet of property in the United States and globally (apart from China). In the United States, we have approximately 345,000 square feet of leased property used for the following purposes: approximately 63,000 square feet for our corporate headquarters in Alameda, 107,000 square feet for research and development and 175,000 square feet for sales. The remaining property is comprised of global leased property: approximately 56,000 square feet are global sales and support offices, approximately 12,000 square feet are used for research and development and approximately 7,000 square feet are for our regional headquarters in Hong Kong.

        We lease approximately 930,000 square feet of property in China. Approximately 64,000 square feet are for corporate headquarters in Beijing, approximately 180,000 square feet are for sales and support offices, approximately 522,000 square feet are used for manufacturing, and approximately 164,000 square feet are used for research and development.

        In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of December 31, 2003, we had completed the foundation and groundwork of a facility to be located there, have commenced construction of the building, and anticipate completion during fiscal year 2004.

        We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3—LEGAL PROCEEDINGS

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us. The order dismisses all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. A proposal has been made for the settlement and release of claims against the issuer defendants, including us. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against us continues, we believe we have valid defenses and we intend to defend the case vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore we are unable to currently estimate the loss, if any, associated with the litigation.

        We are a party to other litigation matters and claims that are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	High	Low
Fiscal 2002
First Quarter	$33.95	$20.25
Second Quarter	27.03	18.58
Third Quarter	20.82	12.57
Fourth Quarter	21.10	15.66
Fiscal 2003
First Quarter	$23.90	$16.56
Second Quarter	35.86	19.70
Third Quarter	46.45	31.18
Fourth Quarter	39.07	30.85

        Our common stock has been traded on The Nasdaq National Market under the symbol UTSI since our initial public offering on March 3, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on The Nasdaq National Market for the periods indicated. As of February 29, 2004 we had approximately 199 stockholders of record.

        To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock, for example, our convertible debt requires that we have to provide notice of our intent to pay certain dividends. Additionally, our cash held in foreign countries may be subject to certain control limitations or repatriation requirements, limiting our ability to use this cash to pay dividends.

Equity Compensation Plan Information

        The following table sets forth information, as of December 31, 2003, about equity awards under our equity compensation plans:

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(2)	13,149,059	(3)	$17.92		7,673,957	(4)
Equity compensation plans not approved by security holders	1,551,813	(5)	$28.55	(6)	61,700	(7)

Total	14,700,872		$18.97		7,735,657

(1)
See Note 16 of our "Notes to Consolidated Financial Statements" for a description of our equity compensation plans.

(2)
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

(3)
Includes shares of common stock to be issued upon exercise of options granted under our 1995 Stock Plan, 1997 Stock Plan and 2001 Director Option Plan.

(4)
Includes 3,272,754 shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan, 3,521,203 shares of common stock available for issuance under our 1997 Stock Plan and 880,000 shares of common stock available for issuance under our 2001 Director Option Plan.

(5)
Includes 1,438,300 options outstanding under the 2003 Non-Statutory Stock Option Plan, a maximum of 73,637 performance shares outstanding under the Advanced Communication Devices Corporation Incentive Program and a maximum of 39,876 performance shares outstanding under the Issanni Communications, Inc. Incentive Program. Does not include 14,841 shares, 14,929 shares and 32,000 shares of common stock subject to outstanding options and warrants with a weighted-average exercise price of $10.77 that were assumed in our acquisitions of Advanced Communication Devices Corporation, Rollingstreams Systems, Ltd. and Lin Tech Communications, respectively.

(6)
Represents the average weighted exercise price of 1,438,300 options outstanding under the 2003 Non-Statutory Stock Option Plan. Excludes performance shares outstanding under the Advanced Communication Devices Corporation Incentive Program and the Issanni Communications, Inc. Incentive Program because performance shares do not have an exercise price.

(7)
Includes 61,700 shares of common stock available for issuance under our 2003 Non-Statutory Stock Option Plan.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,964,332	$981,806	$626,840	$368,646	$187,516
Gross profit	636,168	345,472	224,548	128,181	74,813
Operating income	274,732	145,962	76,728	33,780	16,719
Income from continuing operations	202,251	107,862	56,954	27,993	13,119
Net income (loss) available to common stockholders	202,251	107,862	56,954	27,013	(18,514)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.95	$0.98	$0.56	$0.35	$(1.94)
Income (loss) from discontinued operations		—	—	—	(0.19)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	(0.01)	—

Net income (loss)(1)	$1.95	$0.98	$0.56	$0.34	$(2.13)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	1.64	0.94	$0.52	$0.28	$(1.94)
Income (loss) from discontinued operations	—	—	—	—	(0.19)
Cumulative effect on prior years of the application of SAB 101 "Revenue Recognition in Financial Statements"	—	—	—	(0.01)	—

Net income (loss)	$1.64	$0.94	$0.52	$0.27	$(2.13)

Proforma amounts assuming application of SAB101 "Revenue Recognition in Financial Statements" is applied retroactively:
Net income (loss) available to common stockholders	$202,251	$107,862	$56,954	$27,993	$(19,494)
Earnings (loss) per share:
Basic	$1.95	$0.98	$0.56	$0.35	$(2.25)

Diluted	$1.64	$0.94	$0.52	$0.27	$(2.25)

Weighted average shares used in per share calculations:
Basic	103,659	109,566	101,433	79,696	8,678

Diluted	124,909	114,407	108,612	101,867	8,678

(1) Net loss available to common stockholders for 1999 includes a one-time charge for approximately $30.0 million related to the issuance of Series F preferred stock in 1999 that included a beneficial conversion feature pursuant to which the preferred shares converted into common shares on a one-for-one basis at a price below the expected offering price upon the completion of our initial public offering. This reduced diluted earnings per share available to common stockholders by $3.45.
	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$373,974	$231,944	$321,136	$149,112	$87,364
Working capital	887,200	568,215	591,103	369,861	128,973
Total assets	2,226,958	1,305,552	1,005,880	591,837	271,788
Total short-term debt	1	—	58,434	43,381	43,338
Long-term debt	402,500	—	12,048	12,048	—
Total stockholders' equity	879,191	766,395	681,887	412,319	165,720

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends; our expectations regarding continued growth in our business and operations; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use our cash, debt or securities to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, and general and administrative expenses; our expectations regarding future growth of our business and operations; our expectation that we will continue to invest significantly in research and development; our expectations regarding the status of products under development; our expectations regarding our future investments; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of a 3G network in China; our expectations regarding the impact of a reorganization of China Netcom; our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China; our expectations regarding the future allocation of net sales by product group; our expectations regarding efficiencies we hope to achieve in supply chain and inventory purchasing, as well as trends in inventory growth; and our expectations regarding our expansion into new markets around the world. Additional forward-looking statements may be identified by the words, "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

EXECUTIVE SUMMARY

        We design, manufacture and sell telecommunications equipment and products and provide services associated with their operation. Our products are deployed and installed exclusively by telecommunications wireless and wireline service providers. We provide an extensive range of products for transportation of voice, data and video traffic for service providers around the world. Our business is conducted globally in China, Japan, India, the Central and Latin American region, North America, the European, Middle Eastern and African region and southeastern and northern Asia. Our objective is to be a leading global provider of Internet Protocol ("IP") networking products and services. We differentiate ourselves with products designed, developed and commercialized to reduce network complexity, integrate high performance capabilities and that allow a simple transition to next generation networks. This results in deployment, maintenance and upgrades that are both economical and efficient, allowing operators to earn a high return on their investment.

        Our technologies and products fall into three major categories:

  •
  wireless, a technology that enables end users, or subscribers, to send and receive voice and data while mobile and using wireless devices;

  •
  wireline, a technology that satisfies customer demand for high-speed, cost effective data, voice and media transport and carriage; and

  •
  switching, a diverse assembly of software and hardware based networking elements designed to replace central office telephone switches.

        Our products within each of these categories include multiple hardware and software subsystems that can be offered in various combinations to suit individual subscriber needs. Our system technologies and products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol ("IP") and wireless network rollouts. Our system technologies are also designed to allow timely and cost efficient transition to future next-generation network technologies, enabling our service provider customers to protect their initial infrastructure investments.

        Historically, substantially all of our sales have been to service providers in China. 86% of our sales for the year ended December 31, 2003 were derived from China and 10% of our sales were from Japan. However, we are currently expanding our sales efforts to include other communications markets such as in the Central and Latin American region, the European, Middle Eastern and African region, North America and southeastern and northern Asia. We intend to penetrate these markets through direct sales offices located in key market regions, by licensing our technology to local manufacturers where import taxation is favorable, by developing local sales agency and distributor relationships within specific market regions, and by establishing sales relationships with original equipment manufacturers. Our sales division began establishing regional offices and local direct sales representative offices to provide support for our expanding global sales operations.

        In a telecommunications industry that has experienced a period of contraction over the last few years, we experienced significant growth in revenue and profit during this period. In 2003, we had approximately $2.0 billion of revenue, a 100% increase over 2002. This growth in revenue was driven by China's growing telecommunications market. China, which we believe to be one of the fastest growing telecommunications markets in the world, continued to experience increasing fixed-line and mobile telephone and Internet subscriber growth, from 480.1 million subscribers in 2002 to 611.5 million subscribers in 2003, according to China's Ministry of Information Industry. We believe this subscriber growth led to increased demand for our PAS services and handsets. We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth trend to continue in 2004 as China's teledensity rates remain low in comparison to that of developed countries.

        The number of competitors for communications access and switching systems and handsets in China grew in 2003 in line with China's growing telecommunications market. This growth led to competitive pricing pressure, causing our average selling prices to decrease in 2003 relative to 2002 levels. At the same time, a larger percentage of our revenue was derived from handsets sales, which generally have a lower margin than communications access and switching systems, contributing to decreased margins overall from 2001 to 2003. We continued to develop products with more advanced features and to enhance the features of our existing products in 2003, which we believe will enable us to offer our customers a more advanced product at a higher average selling price than otherwise would be possible. In addition, we worked in 2003, and intend to continue to strive to, reduce the cost of manufacturing our products by streamlining our design and engineering functions.

        In an effort to penetrate new markets around the world, support our growing business and expand our product offerings, we continued to invest resources in our selling, administrative and research and development groups in 2003. While these costs increased significantly from 2001 to 2003 in line with increased business levels, we reduced these costs as a percentage of our revenues during this period. Operating costs as a percentage of revenue were 18% in 2003 compared to 20% in 2002.

        We continued to operate on a positive cash flow basis in 2003, despite increased accounts receivable and inventory balances. Our increased inventory levels were, in part, attributable to our increased backlog. We typically funded our inventory requirements with customer advances, which we received upon signing new contracts. Our accounts receivable balance continued to increase in 2003, but at the same time our cash collections from customers increased as our days sales outstanding continued to improve, enabling us to continue to obtain net cash provided by our operations.

ACQUISITIONS AND OTHER KEY TRANSACTIONS

Acquisitions and in-process research and development ("IPR&D")

        Since our incorporation, we have focused our resources on developing products for the global communications market, with an emphasis on the China communications market. We have made several key strategic acquisitions to acquire additional resources to further this development. These acquisitions were accounted for as purchases and the results of operations have been included in our consolidated financial statements from the closing dates of the acquisitions. Acquisitions prior to 2003 including HUTS, GUTS, Issanni and Advanced Communications Devices Corporation have not had a significant ongoing impact on our consolidated results of operations.

        Our acquisitions often result in a one-time charge to operating expenses related to products under development but have not yet reached technological feasibility, or in-process research and development ("IPR&D"). A project is classified as IPR&D if there are significant risks associated with completing the development of the acquired technology including both technological and commercial risks. When assessing IPR&D projects, we consider the key project characteristics as well as its future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles and the product's development stage.

        In connection with acquisitions, we often issue stock-based incentives that vest according to terms established in the acquisition agreement. Historically, our stock-based incentives have vested based upon the achievement of product development milestones, of meeting revenue targets or on the duration of employment.

CommWorks

        On May 23, 2003, we completed our acquisition from 3Com Corporation, a Delaware corporation, ("3Com") of selected assets and liabilities from 3Com's CommWorks division ("CommWorks"). We funded the consideration for the acquisition from cash on hand, and paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million.

        Selected assets acquired included CommWorks's portfolio of carrier-focused voice and data networking products and customer support and professional services. In addition, we acquired or licensed all of the 3Com intellectual property used by CommWorks. CommWorks develops and deploys carrier-class, IP-based multi-service access and service-creation platforms for telecommunications service providers.

        The amount of the purchase price allocated to IPR&D of $1.3 million, based on an independent valuation was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date.

        As of the date of the acquisition, CommWorks had two projects under development that qualified for IPR&D, SLAP and High Density Voice ("HDV") 2.0. SLAP is an IPR&D project in the Wireless division of CommWorks. It is an interface that connects our products with radio switch manufacturers' products in China in order to connect a cellular network to the Internet. HDV 2.0 is an IPR&D project in the Wireline product line of CommWorks. HDV 2.0 utilizes software technology to increase data capacity for Voice over Internet Protocol ("VoIP") solutions.

        There are significant risks associated with those technologies. The technological risks stem from the fact that the new technologies are in an early stage of development. As of the closing date, CommWorks' SLAP IPR&D project was approximately 60% complete and HDV 2.0 was approximately 40% complete. Therefore, there are significant risks associated with reaching the technological milestones on time and on budget. Commercial risks are associated with the competitive nature of the telecommunications equipment market.

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

RollingStreams

        On June 30, 2003, we completed the acquisition of RollingStreams Systems, Ltd. ("RollingStreams"), a development-stage company, pursuant to a share exchange agreement. RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol ("TVoIP") products and services for telecommunications operators and broadband service providers. Our investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all the outstanding shares of RollingStreams, other than those already held by us prior to the acquisition, was 301,074 shares of our common stock. In addition, we assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of our common stock, valued at $0.5 million. Of the 301,074 shares, 164,115 shares valued at $5.8 million, were issued at the closing, 28,696 of which are held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. These shares will be distributed to the former shareholders of RollingStreams within ten days of the six-month anniversary of the closing, after deducting any claims. Up to 136,959 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period.

        The amount of the purchase price allocated to in-process research and development was $6.2 million, based on an independent valuation. This amount was charged to our results of operations, as no alternative future uses existed at the acquisition date.

        As of the date of the acquisition, RollingStreams had one project under development that qualified for in-process research and development, MediaSwitch. MediaSwitch is an end-to-end solution designed for telecom operators and broadband service providers to deliver broadcast quality TV and on-demand entertainment services over Internet Protocol networks.

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

Xebeo

        On May 7, 2003, we completed the purchase of all of the assets of Xebeo Communications, Inc. ("Xebeo") for $2.4 million in cash. Xebeo develops and manufactures optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers. In addition, an amount up to $0.7 million may be payable based on future contingencies related to employment.

        The amount of the purchase price allocated to in-process research and development of $1.9 million, based on an independent valuation, was charged to our results of operations, as no alternative future uses existed at the acquisition date.

        As of the date of the acquisition, Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage. The development of MetroBridge was 60% complete as of the closing date. The technological feasibility of the technology was not established and the technology had no future alternative uses, therefore the development of MetroBridge is considered IPR&D. The product achieved its technical milestones as of November 2003, and is now available for customer trials and evaluations. It is expected to be marketed and sold in the third quarter of 2004. Commercial risks are associated with the lack of market acceptance with a product with these features and for its use in TVoIP implementations.

Shanghai Yi Yun

        On October 16, 2002, we acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd. ("Shanghai Yi Yun"), a provider of synchronous digital hierarchy equipment. Consideration was $0.2 million of cash and 342,854 shares of restricted stock valued at $6.0 million. In connection with the acquisition, Shanghai Yi Yun and each of the stockholders that received the 342,854 shares of restricted stock executed an indemnity escrow agreement in our favor and such shares of restricted stock were placed in escrow. In addition, we issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of our subsidiaries. Such shares of restricted stock vest over five years, with accelerated vesting upon the achievement of specified milestones. We have treated these 514,290 shares of restricted stock as deferred compensation.

Debt Issuance

        On March 12, 2003, we completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a rate of 7/8% per annum and are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all of our present and future senior debt. Holders of the notes may convert their notes only if: (i) the price of our common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock.

        Concurrent with the issuance of the convertible notes, we entered into convertible bond hedge and call option transactions with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Transactions with Softbank

        We recognized revenue of $184.4 million, $123.0 million, and $13.9 million during the years ended December 31, 2003, 2002 and 2001, respectively, with respect to sales of telecommunications equipment to Softbank BB Corporation ("SBBC"), an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., a significant stockholder of ours. SBBC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO BB!". The majority of the products we provide to SBBC is associated with ADSL technology. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at December 31, 2003 and 2002 were $43.9 million and $0.8 million, respectively, related to this agreement. There were no amounts included in deferred revenue in respect to this agreement at December 31, 2003 and 2002.

        During 2000, we invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We account for this investment under the cost method and recorded losses of $0.2 million, $2.8 million and $1.7 million due to an other-than-temporary decline in the carrying value of this investment in 2003, 2002 and 2001, respectively. The balance in this investment was $5.3 million at December 31, 2003.

        During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy proceedings. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. During the year ended December 31, 2003 we recorded equity losses of $0.1 million, and recorded no losses for the year ended December 31, 2002. The balance in this investment is $1.9 million at December 31, 2003.

        On August 29, 2002, we completed the repurchase of 6.0 million shares of our common stock for $72.9 million from our largest shareholder, SOFTBANK America Inc. As part of this transaction, SOFTBANK signed a voluntary "lock up" agreement stipulating that it would not sell any of our common stock within the next six months.

        This lock up agreement, which ended on March 1, 2003, coincided with the start of our "blackout period" in which insiders are not permitted to sell shares. The blackout period began March 1, 2003 and ended commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results on April 16, 2003.

        On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of December 31, 2003, SOFTBANK America Inc. beneficially owned approximately 14.1% of our outstanding stock.

        On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement we loaned BB Modem $10.1 million, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK CORP. SOFTBANK BB CORP. will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During 2003, we recorded $0.5 million in interest income in respect of this loan. The loan receivable at December 31, 2003 was approximately $11.2 million based on a foreign exchange rate of approximately $1.07 for 100 Japanese Yen.

Subsequent Event

        On January 14, 2004, we sold 12.1 million shares of common stock at $39.25 per share to Banc of America Securities LLC, for net proceeds of approximately $474.2 million. We intend to use the net proceeds for strategic and general corporate purposes, including, but not limited to, acquisitions, investments, working capital or capital expenditures.

RESULTS OF OPERATIONS

        Approximately 86%, 84% and 90% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China's economy for the foreseeable future. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in the telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts. Business activity in China and many other countries in Asia declines considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have typically been lower than sales during the fourth quarter of the preceding year, and we expect this trend to continue.

        Cost of sales consists primarily of material costs, payments to agents, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers in China to manufacture and assemble most of our handsets.

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

NET SALES

        The following table summarizes our net sales by geographic region and by product line:

	Years ended December 31,
	2003		2002		2001
	(in thousands)
Sales by region
China	$1,679,966	86%	$822,299	84%	$565,880	90%
Japan	194,894	10%	130,104	13%	16,303	3%
Other	89,472	4%	29,403	3%	44,657	7%

TOTAL NET SALES	$1,964,332	100%	$981,806	100%	$626,840	100%

Sales by product line
Wireless infrastructure	$719,700	37%	$447,096	46%	$376,538	60%
Subscriber handsets	968,192	49%	376,805	38%	187,902	30%
Wireline products	276,440	14%	157,905	16%	62,400	10%

TOTAL NET SALES	$1,964,332	100%	$981,806	100%	$626,840	100%

Fiscal 2003 vs. 2002

        This increase in sales was primarily attributable to increased demand for our products and services, the continued strength of our sales in China, as well as an increase in our global sales. Net sales growth was due to an increase in subscribers, which required telecommunication providers to expand their telecommunication infrastructures. As a result, we had more sales to customers that were expanding their existing networks in 2003. Approximately 30% of our sales in 2003 were attributable to new customers compared to 54% of sales to new customers in 2002. In addition to increasing the amount of infrastructure sales, this increase in subscribers also led to an increase in customer demand for handsets.

        During 2003, the China provincial-level telecommunications service entities continued to consolidate telecommunications purchasing decisions by province. As a result of this consolidation trend, we grouped all of our China customers together by province, and treat each province as one customer. At December 31, 2003 and 2002, we had approximately 31 such customers. Giving effect to this consolidation, in 2003, the Hei Long Jiang province accounted for 11% of our net sales. In 2002, sales to the Zhejiang province accounted for 18% and sales to SBBC accounted for 13% of our net sales. We expect our sales to grow at a moderate rate through 2004, with our global sales growing at a higher rate than our China sales. Our handset sales increased as a result of increased subscribers, from approximately 12 million subscribers in 2002 to approximately 35 million subscribers in 2003, and we expect this growth rate to continue into 2004.

        We expect that 2004 net sales will be comprised of approximately 35% to 40% wireless infrastructure sales, approximately 40% to 50% subscriber handset sales and approximately 10% to 20% wireline products.

Fiscal 2002 vs. 2001

        International sales of telecommunications equipment increased primarily due to sales of equipment to SBBC in Japan to support its ADSL rollout. In 2002, sales to the Zhejiang province accounted for 18% and sales to SBBC accounted for 13% of our net sales. In 2001, sales to the Zhejiang and Guangdong provinces accounted for 28% and 10% of our net sales, respectively.

        Our handset sales increased as a result of subscriber growth and the increased popularity of our PAS system.

GROSS PROFIT

        The following table summarizes our gross profit:

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Gross profit	$636,168	$345,472	$224,548
Gross profit percentage	32%	35%	36%

Fiscal 2003 vs. 2002

        Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. The decrease in gross profit as a percent of net sales in 2003 from 2002 is attributable to increased competitive market pricing pressures and lower margins on our iPAS and PAS systems as well as to our having a higher volume of sales of our lower margin handset products. The telecommunications market experienced continued pricing pressures in 2003. We anticipate that this pricing pressure will continue on both our iPAS and PAS systems and on our handset products. Our gross profit also decreased in 2003 due to an increased cost of sales from foreign exchange losses resulting from our purchasing significant amounts of inventory denominated in Japanese Yen. We believe that our overall gross profit as a percentage of net sales will continue to fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales. We expect that there will be continued competitive market pricing pressures on our products in line with current trends in the industry. Additionally, we expect that handsets will continue to represent 40% to 50% of our net sales.

Fiscal 2002 vs. 2001

        The decrease in gross profit, as a percentage of net sales, was primarily due to increased sales of lower margin handsets, which comprised 38% of net sales in 2002 compared to 30% in 2001.

OPERATING EXPENSES

        The following table summarizes our operating expenses:

	Years ended December 31,
	2003	% of 2003 net sales	2002	% of 2002 net sales	2001	% of 2001 net sales
	(in thousands)
Selling, general and administrative ("SG&A")	$187,128	10%	$110,263	11%	$75,764	12%
Research and development ("R&D")	155,252	8%	86,182	9%	59,809	10%
In-process research and development ("IPR&D")	10,686	1%	670	0%	4,720	1%
Amortization of intangible assets	8,370	0%	2,395	0%	7,527	1%

TOTAL OPERATING EXPENSES	$361,436	18%	$199,510	20%	$147,820	24%

Selling, general and administrative

Fiscal 2003 vs. 2002

        Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. The increase in absolute dollars of selling, general and administrative expenses is due to expanding our overall business activities both in China and globally. To support our expanding global business, we hired approximately 1,150 additional selling, general and administrative employees in 2003, which also contributed to the increased selling, general and administrative expenses. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increase in net sales.

Fiscal 2002 vs. 2001

        The increase in selling, general and administrative expenses was primarily due to the growth in net sales and the expansion of our overall level of business activities globally. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increase in net sales.

Research and development

Fiscal 2003 vs. 2002

        The increase in absolute dollars of research and development expenses was primarily due to the hiring of approximately 950 additional technical personnel to support our increased business levels. The decrease of research and development expenses as a percentage of net sales was due to the majority of the new personnel being hired in China, where labor costs are less expensive than in the United States, as well as to increased economies of scale associated with increased business levels.

Fiscal 2002 vs. 2001

        The increase in research and development expenses was primarily due to the hiring of an additional 303 technical personnel, and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased to 9% in 2002 from 10% in 2001. The reduction in research and development expenses as a percent of net sales was attributable to increased economies of scale associated with increased business levels.

In-process research and development costs

Fiscal 2003 vs. 2002

        The IPR&D charge for 2003 resulted from our acquisition of CommWorks, a former division of 3Com, and three smaller acquisitions: RollingStreams, Xebeo and Shanghai Yi Yun Telecom Technology Co. Ltd., which accounted for $1.3 million, $6.2 million, $1.9 million and $1.3 million, respectively, and were based on independent valuations. The charge for 2002 arose from our acquisition of Issanni Communications, Inc. on April 19, 2002 and was based on independent valuation.

        Refer to the acquisitions and other key transactions section of the MD&A for additional detail on our IPR&D costs incurred in 2003.

Fiscal 2002 vs. 2001

        2002 IPR&D costs resulted from our acquisition of Issanni on April 19, 2002. 2001 in-process research and development costs resulted from our acquisition of ACD in November 2001. These charges were based upon independent valuations.

Amortization of intangible assets

Fiscal 2003 vs. 2002

        The increase in amortization of intangible assets was primarily due to an additional $44.9 million of intangibles recorded upon our acquisition of CommWorks in May 2003. The estimated useful lives of these purchased intangibles are from one to ten years. Estimated amortization expense for the next five years, beginning with the year ended December 31, 2004, is $10.7 million, $7.6 million, $5.8 million, $5.6 million and $4.0 million, respectively.

Fiscal 2002 vs. 2001

        The decrease in amortization of intangible assets was primarily due to the elimination of goodwill amortization upon the adoption of SFAS No. 142 on January 1, 2002 of $7.4 million, offset by an increase in amortization of intangibles of $2.0 million. Had SFAS No. 142 been in effect during the year ended December 31, 2001, amortization expense would have been $0.2 million.

OTHER INCOME (EXPENSES)

Interest income (expense), net

Fiscal 2003 vs. 2002

        Interest income was $3.2 million in 2003 compared to interest income of $5.5 million in 2002. Interest income has decreased due to lower average cash and short-term investment balances of $319.2 million in 2003 compared to $372.5 million in 2002, as well as due to a reduction in interest rates on deposits.

        Interest expense was $4.3 million in 2003 compared to $1.3 million in 2002. The increase of $3.0 million in interest expense was primarily attributable to the interest associated with our convertible debt issued in March 2003, which accrues at a rate of approximately $1.4 million per quarter. $0.6 million of interest was capitalized in 2003.

Fiscal 2002 vs. 2001

        Interest income was $5.5 million in 2002 compared to interest income of $8.6 million in 2001. Interest expense was $1.3 million in 2002 compared to $3.9 million in 2001. The decrease in interest income was primarily due to a reduction in cash and cash equivalents and short-term investments of $58.3 million and a reduction in interest rates on deposits. The decrease of $2.7 million in interest expense was related to debt balances that were paid off in September 2002. At December 31, 2002, we did not have any debt.

Other income (expense), net

Fiscal 2003 vs. 2002

        Net other income was $1.4 million in 2003, compared to net other expense of $9.9 million in 2002. Net other income in 2003 was primarily comprised of a reinvestment incentive payment received in China of $3.9 million, an incentive payment for exports and value added taxes in China of $2.6 million, government incentive related to our operations in Japan of $6.2 million, offset by foreign exchange losses of approximately $8.7 million and expenses attributable to selling or transferring of notes receivable of $2.3 million.

Fiscal 2002 vs. 2001

        Net other expense was $9.9 million in 2002, compared to net other expense of $0.3 million in 2001. Net other expense in 2002 was primarily comprised of impairment write-downs of $4.4 million relating to our investment portfolio and foreign exchange losses of $5.4 million.

Equity in net income (loss) of affiliated companies

Fiscal 2003 vs. 2002

        Consolidated equity in net loss of affiliated companies was $5.3 million in 2003 and $4.1 million in 2002. The equity loss for 2003 was primarily comprised of our share of losses relating to our joint venture with one of our stockholders, Matsushita Communication Industrial Co., Ltd., to jointly design and develop, manufacture and sell telecommunications products. We have a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The equity loss for 2002 was related to losses relating to our interests in investment funds and to our share of losses generated by GUTS prior to our acquisition of the remaining 49% ownership interest in this entity.

Fiscal 2002 vs. 2001

        Consolidated equity in net loss of affiliated companies was $4.1 million in 2002 and $3.0 million in 2001. This included equity losses of $2.9 million and $1.7 million in 2002 and 2001, respectively, related to our interest in investment funds. In May 2002, we acquired the remaining 49% ownership interest in GUTS, which is now a wholly-owned subsidiary. Its results of operations are included in our consolidated financial statements beginning June 1, 2002. Prior to May 2002, GUTS was accounted for using the equity method of accounting. On July 5, 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd., to jointly design, develop, manufacture and sell telecommunication products. We have a 49% ownership interest in this joint venture company. The investment in and results of operations of the joint venture company were accounted for using the equity method of accounting, commencing October 2002.

Income tax expense

Fiscal 2003 vs. 2002

        Income tax expense was $67.4 million in 2003 and $27.3 million in 2002. The primary reason for the increase in income tax expense was that our income increased 100% in 2003 from 2002. Secondarily, our income tax expense increased due to a higher tax rate in 2003. Our effective tax rate was 25% in 2003 compared to 20% in 2002 primarily due to higher tax rates globally as some of our China subsidiaries tax holidays expired in 2003. We expect that our income tax expense will grow in absolute dollars in line with anticipated increases in pretax income; however, we expect that our income tax rate will decrease to below 25% in 2004 due to the implementation of various global tax planning strategies.

Fiscal 2002 vs. 2001

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

Minority interest in earnings of consolidated subsidiaries

Fiscal 2003 vs. 2002

        Minority interest in earnings of consolidated subsidiaries was $0.1 million for the year ended 2003 and $1.2 million for the year ended 2002. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS during 2002. Minority interest in earnings of consolidated subsidiaries for 2003 represented the 10% share of earnings of CUTS, our Chongqing manufacturing joint venture, attributable to our joint venture partner. Minority interest in earnings of consolidated subsidiaries for 2002 represented the share of earnings in HUTS, our Zhejiang manufacturing joint venture, attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary.

Fiscal 2002 vs. 2001

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

Liquidity and Capital Resources

Operating Activities

2003

        Net cash provided by operating activities for the year ended December 31, 2003 was $50.5 million. Operating cash was affected by changes in accounts receivable, inventory, accounts payable, other assets and offset by changes in deferred revenue. The $151.7 million increase in our accounts receivable balance, attributable to a 100% increase in sales in 2003, reduced our net cash provided by operations. In 2003, we sold $298.8 million of our notes receivable with associated expenses of $2.3 million. Cash provided by operating activities was also reduced by a $81.6 million and $318.0 million increase in inventory and deferred costs, respectively. Inventory and deferred costs increased in absolute dollars in 2003 over 2002 to support our increased backlog. Operating cash also decreased due to a $5.8 million decrease in accounts payable. Historically, the majority of our accounts payables have been comprised of inventory related payables. In mid-2003, we implemented a "just in time" inventory process to increase efficiencies in inventory purchasing. Going forward, we expect to continue to improve the efficiencies surrounding our supply chain and inventory process. As such, inventory will grow at a slower rate than we have historically experienced. The decrease in operating cash in 2003 was offset by an increase in customer advances and deferred revenue of $302.3 million and $27.4 million, respectively. We collected approximately $2.5 billion in cash from our customers in 2003. Customer advances are comprised of cash we have collected from our customers for which we have not yet recognized revenue; the increase was attributable to an increase in customer contracts.

2002

        Net cash provided by operating activities in fiscal 2002 was $157.3 million. Net cash provided by operations was mainly due to a $170.5 million and $87.8 million increase in accounts payable and customer advances, respectively, offset by increases in inventories, deferred costs, accounts receivable and other assets of $76.1 million, $137.8 million, $34.2 million and $45.8 million, respectively.

2001

        Net cash provided by operating activities in fiscal 2001 was $40.2 million. Net cash provided by operations was mainly due to a $39.1 million, $42.8 million and $41.4 million increase in accounts payable, customer advances and other liabilities, respectively, offset by increases in inventories, deferred costs, accounts receivable and other assets of $60.4 million, $60.8 million, $39.2 million and $43.0 million, respectively.

Investing Activities

2003

        Net cash used in investing activities was $177.5 million for the year ended December 31, 2003. Net cash used in investing activities was affected by increased business acquisitions and property, plant and equipment purchases. We spent $111.7 million for business acquisitions in 2003. This was primarily attributable to our May 2003 CommWorks acquisition, which was $109.3 million including transaction and transition fees. In addition to business acquisitions, net cash used in investing activities increased due to $122.3 million of property, plant and equipment purchases. $45.5 million of these property, plant and equipment purchases were construction costs incurred on our Hangzhou manufacturing facility. Net cash used in investing activities also increased due to $147.5 million of purchases of short-term investments. Offsetting net cash used in investing activities was $217.2 million of proceeds from the sale of our short-term investments.

2002

        Net cash used in investing activities in fiscal 2002 was $144.2 million. This was mainly due to $75.3 million of property, plant and equipment purchases; $17.7 million of business acquisitions, primarily attributable to our purchase of the remaining interest in HUTS; $28.9 million of investments in affiliates which primarily comprised investments in public and private technology companies offset by $22.4 million of net purchases of short-term investments.

2001

        Net cash used in investing activities in fiscal 2001 of $43.7 million was primarily due to $30.2 million of property, plant and equipment purchases, $9.8 million of investments in affiliates, which primarily comprised investments in public and private technology companies offset by $2.1 million of net purchases of short-term investments.

Financing Activities

2003

        Net cash provided by financing activities was $267.2 million for the year ended December 31, 2003 due to proceeds raised from a convertible subordinated notes issuance and stock option exercises offset by a repurchase of our common stock and the purchase of a bond hedge and call option. Net cash provided by financing activities was primarily attributable to $391.4 million in net proceeds received from issuing convertible subordinated notes in March 2003. In addition to the proceeds received from our notes issuance, we received $58.9 million for the issuance of common stock through stock option and ESPP exercises. Offsetting cash provided by financing activities, we used a portion of the capital raised to repurchase 8.0 million shares of our common stock that was beneficially owned by SOFTBANK America, Inc. at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million, including transaction fees. We used the remainder of the funds raised to fund 2003 business acquisitions. Net cash provided by financing activities was also offset by our purchase of a call spread for $43.8 million, which was purchased to minimize shareholder dilution upon conversion of the convertible subordinated notes.

2002

        Net cash used in financing activities in fiscal 2002 was $102.4 million. This was primarily due to the repurchase of our shares and related transaction costs of $72.9 million and net payments of $70.5 million on borrowings under our lines of credit. This was offset by $40.9 million in proceeds from the underwritten sale of common stock at the same time SOFTBANK America, Inc. sold 10.0 million shares of our common stock through an underwriter and the issuance of common stock through stock option exercises.

2001

        Net cash provided by financing activities of $175.5 million was primarily due to $160.6 million of proceeds from our follow-on public offering of common stock in August 2001, stock option exercises, and net proceeds from borrowings under our line of credit arrangements of $15.1 million.

Liquidity

        Our working capital was $887.2 million and $568.2 million at December 31, 2003 and 2002, respectively. This increase in working capital is due to increased cash on hand, from $231.9 million in cash and cash equivalents and $107.3 of short-term investments in 2002, to $374.0 million of cash and cash equivalents and $48.6 million of short-term investments. Our working capital also increased due to larger accounts receivable and inventory balances, which was offset by larger customer advances and deferred revenue balances. We anticipate having more working capital and cash on hand in 2004 as a result of our $474.2 million equity offering in January 2004. Going forward, this cash will position us to take advantage of strategic investment opportunities. We had lines of credit totaling $583.7 million available for future borrowings expiring between 2004 and 2010 with interest rates ranging from approximately 4.5% to 6.0%, and we had not guaranteed any debt not included in the consolidated balance sheet.

Income taxes

        Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays discussed above are applicable to UTStarcom (Chongqing) Co., Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), Hangzhou UTStarcom Telecom Co., Ltd. ("HSTC") and UTStarcom China Co., Ltd. ("UTSC"), our active subsidiaries in China, as those entities qualify as accredited technologically advanced enterprises. Specifically, HUTS currently enjoys a 15% tax rate that will continue indefinitely provided they remain as a technologically advanced enterprise and the Government does not change the tax laws. UTSC currently enjoys a 10% holiday tax rate that expires on December 31, 2005. HSTC and CUTS are currently exempt from income tax until December 31, 2004, at which point they will be subject to a 7.5% tax rate, which will expire on December 31, 2007.

Contractual obligations and other commercial commitments

        Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	December 31, 2003 Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations
Notes Payable	$1	$1
Convertible Subordinated Notes	$402,500	$—	$—	$402,500
Operating leases	$25,724	$10,154	$15,131	$439
Other Commercial Commitments
Standby letters of credit	$20,461	$15,353	$5,108	$—
Purchase Commitments	$2,261	$2,261

        Certain sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. We have not accrued any amounts in relation to these provisions as no such claims have been made and we believe we have valid enforceable rights to the intellectual property embedded in our products.

        Our $402.5 million of convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes.

        We issue standby letters of credit primarily to support international sales activities outside of China. When we submit a bid for a sale, often the potential customer will require that we issue a bid bond or a standby letter of credit to demonstrate our commitment through the bid process. In addition, we may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

Accounts receivable transferred to notes receivable

        We accept bank notes receivable and commercial notes receivable, with maturity dates between three and six months, from our customers in China in the normal course of business. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of other current assets and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Notes receivable sold during the years ended December 31, 2003 and 2002 were $298.8 million and $2.5 million, respectively. These notes are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), has been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. The costs of settling or transferring these notes receivable were $2.3 million and immaterial for the years ended December 31, 2003 and 2002, respectively, and were included in other income (expense), net in the

Consolidated Statements of Operations. Notes receivable available for sale were $11.4 million and $12.0 million at December 31, 2003 and December 31, 2002, respectively.

Investment commitments

        As of December 31, 2003, we had invested a total of $2.0 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Purchase commitments

        We are obligated to purchase raw materials and work-in-process inventory under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to our operations or financial condition. As of December 31, 2003 total open commitments under these purchase orders were approximately $2.3 million.

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

Revenue Recognition and Product Warranty

        We recognize revenues from sales of telecommunications equipment when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Normal payment terms differ for various reasons amongst different customer regions depending upon the common business practices for customers within a region. Shipping and handling costs are recorded as revenues and costs of revenues. Any expected losses on contracts are recognized immediately.

        Final acceptance is required in our complex multiple element contractual arrangements since installation stretches over a time frame of six to twelve months, terms and deliverables are not finalized until project completion, and customers extensively test the systems after installation. Final acceptance indicates that the customer has fully accepted delivery of equipment and that we are entitled to the full payment. We will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, we do not recognize revenue when cash payments are received from customers for transactions that do not have the customer's final acceptance. We record these cash receipts as customer advances, and defer revenue recognition until final acceptance is received.

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21 and

SEC Staff Accounting Bulletin No. 104 "SAB 104". Multiple element arrangements primarily involve the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets; provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and we are in control of delivery of the undelivered element(s).

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software-related elements are recognized under the provisions of Statement of Position 97-2, as amended, and Emerging Issues Task Force Issue No. 03-05. The Company allocates revenues to each element of software arrangements based on vendor-specific objective evidence ("VSOE"). VSOE of each element is based on the price charged when the same element is sold separately. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

        We also sell products, primarily handsets, through resellers. Revenue is generally recognized when the standard price protection period has lapsed, which ranges from 30 to 90 days. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. In China, there may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists". We have developed reasonable estimates for stock exchanges. Estimates are derived from historical experience with similar types of sales of similar products.

        We recognize revenue for system integration, installation and training upon completion of performance if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term.

        The assessment of collectability is also a factor in determining whether revenue should be recognized. We assess collectability based on a number of factors, including payment history and the creditworthiness of the customer. We do not request collateral from our customers in China. In global sales outside of China, we often require letters of credit that can be drawn on demand if a customer defaults on its payment. If we determine that collection of a fee is not reasonably assured, we recognize revenue upon receipt of cash.

        Because of the nature of doing business in China and other emerging markets, our billings and/or customer payments may not correlate with the contractual payment terms and we generally do not enforce contractual payment terms on complex, multiple-element arrangements prior to final acceptance. Accordingly, these accounts receivable are not booked until we recognize the related customer revenue. Advances from customers are recognized when we have collected cash from the customer prior to recognizing revenue.

        We provide a warranty on our equipment and handset sales for a period generally ranging from twelve to eighteen months from the time of final acceptance. We provide for the expected cost of product warranties at the time that we recognize revenue, based on our assessment of past warranty experience. We continually monitor the level of our warranty expenses. If, however, there were to be a material adverse change in our product failure rates, an additional warranty provision would be required. Historically, our warranty experience has been within our expectations.

Receivables

        We are required to estimate the collectability of our trade receivables and notes receivable. We maintain an allowance for doubtful accounts for the estimated losses on the trade receivables and notes receivable. We assess collectability of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectability is doubtful, we record an allowance against the receivable. If the financial condition of our customers was to deteriorate and their ability to make payments suffers as a result, we may need to increase our allowances for our receivables.

Inventories

        Inventories consist of inventories held at our manufacturing facility, warehouses or at customer sites prior to signing of contracts. We may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Our inventories are stated at the lower of cost or net realizable value, net of write-downs for excess, slow moving and obsolete inventory. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the estimated market value. Write-downs are based on our assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from competitive pricing pressures. We continually monitor inventory valuation for potential losses and obsolete inventory at our manufacturing facilities as well as at customer sites.

Deferred costs/Inventories at customer sites under contracts

        Inventories at customer sites under contracts awaiting final acceptance are classified as deferred costs, separate from what we have historically considered inventory. These are stated at the lower of cost or net realizable value, net of reserves based upon assessment of potential losses and obsolescence during the lengthy acceptance process. The title and risk of loss of this inventory is transferred to the customer upon delivery. Revenue and cost of sales are recorded when we receive final acceptance from the customer.

Research and Development and Capitalized Software Development Costs

        Our research and development costs are charged to expense as incurred. We capitalize software development costs incurred in the development of software that will ultimately be sold between the time technological feasibility has been attained and the related product is ready for release. Management judgment is required in assessing technological feasibility, expected future revenues, estimated product lives and changes in product technologies, and the ultimate recoverability of our capitalized software development costs.

Deferred Income Taxes

        We recognize deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on our assessment of projected taxable income. Numerous factors could affect our results of operations in the future. If there was a significant decline in our future operating results, our assessment of the recoverability of our deferred tax assets would need to be revised, and any such adjustment to our deferred tax assets would be charged to income in that period. If necessary, we record a valuation allowance to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

Goodwill and Intangibles

        We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. We perform our annual goodwill impairment review in the fourth quarter of each year or when changes in circumstances indicate a potential impairment. We currently operate as a single reportable segment without reporting units, as our management evaluates performance, make operating decisions and allocates resources based on consolidated financial data. As such, we determine whether impairment to goodwill is necessary on a consolidated basis. When assessing potential impairment to goodwill, we compare our book value to our fair market value. Fair market value is our market capitalization at the date impairment is assessed. Historically, our fair market value has exceeded our book value and no impairment has been necessary.

Long-Term Investments

        We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development and in publicly listed technology companies traded on NASDAQ and NYSE. While quoted market prices are readily available to determine the fair value of our investments in these publicly traded companies, management judgment is required to determine when losses are other than temporary. Furthermore, management judgment is required in evaluating the carrying value of our private company investments for possible impairment. For our private technology company investments, we assess impairment based on an evaluation of the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46(R) was issued in December 2003. FIN 46 provides accounting guidance for consolidation of variable interest entities ("VIE"). FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The Company adopted FIN 46 for the quarter ended December 31, 2003. The adoption of FIN 46 did not have an impact on the consolidated financial statements.

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. The adoption of SFAS 149, which was effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company's consolidated financial condition or results of operations.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both

Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company's consolidated financial statements.

        On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB 101 Topic 13. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

Our future product sales are unpredictable and, as a result, our operating results are likely to fluctuate from quarter to quarter.

        Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, some of which are outside of our control. Factors that may affect our future operating results, in addition to those described below, include:

  •
  the timing and size of the orders for our products;

  •
  changes in our customers' subscriber growth rate;

  •
  the lengthy and unpredictable sales cycles associated with sales of our products;

  •
  cancellation, deferment or delay in implementation of large contracts;

  •
  revenue recognition, which is based on acceptance, is unpredictable;

  •
  a seasonal reoccurrence of an outbreak of severe acute respiratory syndrome (SARS) or other illnesses;

  •
  the decline in business activity we typically experience during the Lunar New Year, which leads to decreased sales during our first fiscal quarter; and

  •
  changes in accounting rules, such as recording expenses related to employee stock option compensation plans.

        As a result of these and other factors, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. Furthermore, it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

Competition in our markets may lead to reduced prices, revenues and market share.

        We believe that we will continue to face intense competition from both domestic and international companies in our target markets, many of which may operate under lower cost structures or may be given preferential treatment by applicable governmental regulators and policies and have much larger sales forces than we do. Additionally, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may be able to offer significant financing arrangements to service providers, which may give them a competitive advantage in selling systems to service providers with limited financial and currency resources. In many of the developing markets in which we operate or intend to operate, relationships with local governmental telecommunications agencies are important to establish and maintain. In many such markets, our competitors may have or be able to establish better relationships with local governmental telecommunications agencies than we have, which could result in their ability to influence governmental policy formation and interpretation to their advantage. Additionally, our competitors might have better relationships with their third-party suppliers and obtain component parts at a reduced rate, allowing them to offer their end products at reduced prices. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, financial condition, cash flows, and results of operations.

The average selling prices of our products may decrease, which may reduce our revenues and our gross profit. As a result, we must introduce new products and reduce our costs in order to maintain profitability.

        The average selling prices for communications access and switching systems and handsets have historically declined as a result of a number of factors, including:

  •
  increased competition;

  •
  aggressive price reductions by competitors; and

  •
  rapid technological change.

        The average selling prices of our products may continue to decrease in the future in response to product introductions by us or our competitors or other factors, including price pressures from customers. Therefore, we must continue to develop and introduce new products and enhancements to existing products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross profit to decline.

        Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures or lead to improved gross profit, as a percentage of net sales. In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in these efforts or in delivering our products to market in a timely manner. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit, as a percentage of net sales, which would cause our financial results to suffer.

Sales in China have accounted for most of our total sales, and our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

        Approximately $1.7 billion, or 86%, and $822.3 million, or 84%, of our net sales in the year ended December 31, 2003 and 2002, respectively, occurred in China. While we anticipate expansion into other foreign markets, a significant majority of our net sales will be derived from China for the foreseeable future. In addition, we plan to continue to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading "Risks Related to Conducting Business in China" for additional information about the risks we face in connection with our China operations.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products and product enhancements that achieve market acceptance.

        The market for communications equipment is characterized by rapid technological developments, frequent new product introductions and evolving industry and regulatory standards. Our success will depend in large part on our ability to enhance our network and broadband access and switching technologies and develop and introduce new products and product enhancements that anticipate changing service provider requirements and technological developments. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to develop and introduce new products or enhancements to existing products that effectively respond to technological change on a timely basis, our business, financial condition and results of operations could be materially adversely affected. Moreover, from time to time, our competitors or we may announce new products or product enhancements, technologies or services that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory obsolescence. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete.

        Even if we are able to develop and introduce new products, they may not gain market acceptance. Market acceptance of our products will depend on various factors, including:

  •
  our ability to obtain necessary approvals from regulatory organizations within the countries in which we operate and for any new technologies that we introduce;

  •
  the length of time it takes service providers to evaluate our products, causing the timing of purchases to be unpredictable;

  •
  our products being compatible with legacy technologies and standards existing in previously deployed network equipment;

  •
  our ability to attract customers who may have preexisting relationships with our competitors;

  •
  product cost relative to performance; and

  •
  the level of customer service available to support new products.

  •
  If our products fail to obtain market acceptance in a timely manner, our business could suffer.

We depend on some sole source and other key suppliers, as well as international sources, for handsets, base stations, components and materials used in our products. If we cannot obtain adequate supplies of high quality products at competitive prices or in a timely manner from these suppliers or sources, our competitive position, reputation and business could be harmed.

        We have contracts with a single supplier or with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of different products or components. For example, in 2001 and 2002 there was a worldwide shortage of handset components resulting from our third-party manufacturers' inability to assemble and manufacture a sufficient quantity of handsets to keep pace with consumer demand. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

        Our ability to source a sufficient quantity of high-quality, cost-effective components used in our products may also be limited by import restrictions and duties in the foreign countries in which we manufacture our products. We require a significant number of imported components to manufacture our products, and imported electronic components and other imported goods used in the operation of our business may be limited by a variety of permit requirements, approval procedures, import duties and registration requirements. Moreover, import duties on such components increase the cost of our products and may make them less competitive.

If we seek to secure additional financing and are not able to do so, our ability to expand strategically may be limited. If we are able to secure additional financing, our stockholders may experience dilution of their ownership interest, or we may be subject to limitations on our operations and increased leverage.

        We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments and cash from operations, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the foreseeable future. If we are unable to generate sufficient cash flows from operations, we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and increase our leverage. For example, in connection with the sale of convertible debt securities in March 2003, we incurred $402.5 million of indebtedness. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Finally, additional sources of financing may not be available on reasonable terms or at all if and when we require it, which could harm our business.

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

  •
  managing our working capital and sources of financing to fund our expansion;

  •
  maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

  •
  expanding, training and managing our employee base;

  •
  managing the expansion of both our direct and indirect sales channels in a cost-efficient and competitive manner; and

  •
  fully review our new customers' credit histories and ensure their financial stability before finalizing contracts.

        If we fail to implement or improve systems or controls or to manage any future growth and expansion effectively, our business could suffer.

Our success is dependent on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel, our business will suffer.

        The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our Chairman of the Board, President and Chief Executive Officer, and Ying Wu, our Chairman and Chief Executive Officer of China Operations. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.

        To effectively manage our recent growth as well as any future growth, we will need to recruit, train, assimilate, motivate and retain qualified employees both locally and internationally. Competition for qualified employees is intense, and the process of recruiting personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. As we grow globally, we must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced difficulty finding qualified accounting personnel knowledgeable in both U.S. and Chinese accounting standards who are Chinese residents. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed.

        Competitors and others have in the past, and may in the future, attempt to recruit our employees. In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may be the subject of these types of claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation and disruption to our operations. We could incur substantial costs in defending ourselves against these claims, regardless of their merit.

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

        We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for patents in the United States and internationally. Additional patents may not be issued from our pending patent applications, and our issued patents may not be upheld. In addition, we have, from time to time, chosen to abandon previously filed applications. Moreover, we may face difficulties in registering our existing trademarks in new jurisdictions in which we operate. We cannot guarantee that the intellectual property protection measures that we have taken will be sufficient to prevent misappropriation of our technology or trademarks or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.

We may be subject to claims that we infringe the intellectual property rights of others, which could substantially harm our business.

        The industry in which we compete is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims could be time consuming, divert management's attention and resources and cause us to incur significant expenses. In addition, although some of our supplier contracts provide for indemnification from the supplier with respect to losses or expenses incurred in connection with any infringement claim, some of our contracts do not provide for such protection. Moreover, certain of our sales contracts provide that we must indemnify our customers against claims by third parties for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. Therefore, we may incur substantial costs related to any infringement claim, which may substantially harm our results of operations and financial condition.

        We may, in the future, become subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation may also be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation or threatened intellectual property litigation could be costly, and adverse determinations or settlements could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from or pay royalties to third parties which may not be available on commercially reasonable terms, if at all, and/or prevent us from manufacturing or selling our products, which could cause disruptions to our operations.

        In the event that there is a successful claim of infringement against us and we fail to develop non-infringing technology or license the propriety rights on commercially reasonable terms and conditions, our business, results of operations or financial condition could be materially and adversely impacted.

Our multinational operations subject us to various economic, political, regulatory and legal risks.

        We market and sell our products globally, with the majority of our sales made in China. The expansion of our existing multinational operations and entry into new markets will require significant management attention and financial resources. Multinational operations are subject to a variety of risks, such as:

  •
  the burden of complying with a variety of foreign laws and regulations;

  •
  the burden of complying with United States laws and regulations for foreign operations, including the Foreign Corrupt Practices Act;

  •
  difficulty complying with continually evolving and changing global product and communications standards and regulations for both our end products and their component technology;

  •
  market acceptance of our new products, including longer product acceptance periods in new markets into which we enter;

  •
  reliance on local original equipment manufacturers (OEMs), third-party distributors and agents to effectively market and sell our products;

  •
  unusual contract terms required by customers in developing markets;

  •
  changes in local governmental control or influence over our customers;

  •
  changes to import and export regulations, including quotas, tariffs, licensing restrictions and other trade barriers;

  •
  evolving and unpredictable nature of the economic, regulatory, competitive and political environments;

  •
  reduced protection for intellectual property rights in some countries;

  •
  longer accounts receivable collection periods; and

  •
  difficulties and costs of staffing and managing multinational operations, including but not limited to internal control and compliance.

We do business in markets that are not fully developed, which subjects us to various economic, political, regulatory and legal risks unique to developing economies.

        Less developed markets present additional risks, such as the following:

  •
  customers that may be unable to pay for our products in a timely manner or at all;

  •
  new and unproven markets for our products and the telecommunications services that our products enable;

  •
  inconsistent infrastructure support;

  •
  lack of a large, highly trained workforce;

  •
  difficulty in controlling local operations from our headquarters;

  •
  variable ethical standards and an increased potential for fraud;

  •
  unstable political and economic environments; and

  •
  a lack of a secure environment for our personnel, facilities and equipment.

        In particular, these factors create the potential for physical loss of inventory and operating assets. We have in the past experienced cases of vandalism and armed theft of our equipment that had been or was being installed in the field. If disruptions for any of these reasons become too severe in any particular market, it may become necessary for us to terminate contracts and withdraw from that market and suffer the associated costs and lost revenue.

We are subject to risks relating to currency rate fluctuations and exchange controls.

        Because most of our sales are made in foreign countries, we are exposed to market risk for changes in foreign exchange rates on our foreign currency-denominated accounts and notes receivable balances. We do not currently hedge our foreign currency-denominated transactions. Historically, the majority of our sales have been made in China and denominated in Renminbi; as such, the impact of currency fluctuations of Renminbi thus far has been insignificant as it is fixed to the U.S. dollar. However, in the future, China could choose to devalue the Renminbi versus the U.S. dollar, or the Renminbi-U.S. dollar exchange rate could float, and the Renminbi could depreciate relative to the U.S. dollar. Fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations.

        We enter into transactions that may expose us to foreign currency rate fluctuation risk. Historically, the largest component of our foreign currency exchange loss has resulted from our purchasing inventory denominated in foreign currencies. If we continue to purchase inventory in foreign currencies, we may incur additional foreign currency exchange losses, causing our operating results to suffer.

        Moreover, some of the foreign countries in which we do business might impose currency restriction that may limit the ability of our subsidiaries and joint ventures in such countries to obtain and remit foreign currency necessary for the purchase of imported components and may limit our ability to obtain and remit foreign currency in exchange for foreign earnings. For example, China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Various foreign exchange controls may also make it difficult for us to repatriate earnings, which could have a material adverse effect on our ability to conduct business globally.

Business interruptions could adversely affect our business.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control. For example, our Hangzhou manufacturing facility's ability to produce sufficient products is dependent upon a continuous power supply, and the power required to source our manufacturing operations is inconsistent. The Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products. We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our operating results.

We may suffer losses with respect to equipment held at customer sites, which could harm our business.

        We face the risk of loss relating to our equipment held at customer sites. In some cases, our equipment held at customer sites is under contract, pending final acceptance by the customer. We generally do not hold title or risk of loss on such equipment, as title and risk of loss are typically transferred to the customer upon delivery of our equipment. However, we do not recognize revenue and accounts receivable with respect to the sale of such equipment until we obtain acceptance from the customer. If we do not obtain final acceptance, we may not be able to collect the contract price and recover this equipment or its associated costs. In other cases, particularly in China, where governmental approval is required to finalize certain contracts, inventory not under contract may be held at customer sites. We hold title and risk of loss on this inventory until the contracts are finalized and, as such, are subject to any losses incurred resulting from any damage to or loss of this inventory. If our contract negotiations fail or if the government of China otherwise delays approving contracts, we may not recover or receive payment for this inventory. Moreover, our insurance may not cover all losses incurred if our inventory at customer sites not under contracts is damaged prior to contract finalization. If we incur a loss relating to inventory for any of the above reasons, our operating results could be harmed.

We have been named as a defendant in securities litigation.

        We and various underwriters for our initial public offering are defendants in a purported shareholder class action. The complaint alleges undisclosed improper underwriting practices concerning the allocation of IPO shares, in violation of the federal securities laws. Similar complaints have been filed concerning the IPOs of more than 300 companies, and the litigation has been coordinated in United States District Court for the Southern District of New York as In re Initial Public Offering Securities Litigation, 21 MC 92. Although we believe we have valid defenses to the claims against us and intend to defend the litigation vigorously, until the matter is resolved, it will be necessary for us to continue to expend time and financial resources on the matter. Moreover, an adverse judgment in the litigation could materially harm our operations.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002 has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The Nasdaq National Market has revised its requirements for companies that are Nasdaq-listed. We expect these developments will require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations. We expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China's governmental and regulatory reforms may impact our ability to do business in China.

        The Chinese government, through the Ministry of Information Industry, the Chinese telecommunication industry's regulating body, has broad discretion and authority over all aspects of the telecommunications and information technology industry in China, with the power to permit or prohibit the sales of any of our products. Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. While we anticipate that the basic principles underlying the reforms will remain unchanged, any of the following changes in China's political and economic conditions and governmental policies could have a substantial impact on our business:

  •
  the promulgation of new laws and regulations and the interpretation of those laws and regulations;

  •
  inconsistent enforcement and application of the telecommunications industry's rules and regulations by the Chinese government between foreign and domestic companies;

  •
  the introduction of measures to control inflation or stimulate growth;

  •
  the introduction of new guidelines for tariffs and service rates, which affect our ability to competitively price our products and services;

  •
  changes in the rate or method of taxation;

  •
  the imposition of additional restrictions on currency conversion and remittances abroad; or

  •
  any actions which limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

        For example, in the year 2000, the Ministry of Information Industry temporarily halted deployment of our PAS systems and handsets, pending its review of personal handyphone system ("PHS")-based telecommunications equipment, a microcellular wireless communications technology. The Ministry of Information Industry later allowed the continued deployment of PHS-based systems, such as our PAS systems and handsets, in China's county-level cities, towns and villages but limited deployments within large and medium-sized cities to very limited areas of dense population, such as campuses, commercial buildings and special development zones. If in the future the Ministry of Information Industry determines to prohibit the sale or deployment of our PAS systems and handsets or our other products, or if it imposes additional limitations on their sale, our business and financial condition could suffer.

        In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law (the "Telecommunications Law") to provide a uniform regulatory framework for the telecommunications industry. We do not yet know the final nature or scope of the regulation that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

China's changing economic environment may impact our ability to do business in China.

        Since 1978, the Chinese government has been reforming the economic system in China to increase emphasis placed on decentralization and the utilization of market forces in the development of China's economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business. More recently, China's economic environment has been changing as a result of China's entry into the World Trade Organization (WTO), which was effective in December of 2001. Entry into the WTO requires that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions, by 2005 at the latest, and we cannot predict the impact of these changes on China's economy. Moreover, although China's entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China's markets from other foreign companies. If China's entry into the WTO results in increased competition or has a negative impact on China's economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system may adversely affect us.

        We conduct our business in China primarily through our wholly-owned subsidiaries incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business might be affected by China's developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We only have trial licenses to sell certain of our network access products in China.

        Under China's current regulatory structure, the communications products that we offer in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without a license, telecommunications equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and will not lower the quality or performance of other installed licensed products. China's State Council's product quality supervision department, in concert with China's Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

        We have obtained a probationary network access license for our mSwitch product, and after the trial period, we anticipate that an official network access license will be issued if the trial demonstrates that mSwitch satisfies all the applicable government and industry standards. However, we cannot be certain that we will receive this license. Moreover, we only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon conversations with China's Ministry of Information Industry, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period, but that a license will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our counsel in China, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

If China Telecom or China Netcom obtain licenses allowing them to deliver mobile services, our ability to sell our PAS mobile systems and handsets could be impaired.

        China Telecom and China Netcom hold and operate the fixed line telephone and data communications assets in China, and currently do not have the licenses necessary to offer mobile services. However, China's media sources have widely reported that China's Ministry of Information Industry may grant mobile licenses to the new China Telecom or China Netcom, or to both toward the end of 2004. Furthermore, it is anticipated that the mobile license granted by the government will be used for 3G mobile network deployments.

        If China Telecom or China Netcom obtain 3G mobile licenses, they may direct capital expenditures to build-out 3G networks, and capital expenditures to build-out PAS networks that utilize our existing products may decline. Moreover, they may elect not to deploy our PAS systems and handsets or other mobile services that we may offer in the future. In addition, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, which would have the effect of restricting or shutting down PAS networks. If this were to occur, we could lose current and potential future customers for our products, and our financial condition and results of operations could be significantly harmed.

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

        The Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as our company, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether our company will be grandfathered into any new tax structure, if a new tax structure is implemented, a new tax structure may adversely affect our financial condition. Moreover, certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced or repealed due to changes in tax laws, our business could suffer.

RISKS RELATED TO OUR STOCK PERFORMANCE AND
CONVERTIBLE DEBT SECURITIES

Our stock price is highly volatile.

        The trading price of our common stock has fluctuated significantly since our initial public offering in March of 2000. Our stock price could be subject to wide fluctuations in the future in response to many events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

  •
  the operating and stock price performance of other comparable companies; and

  •
  news and commentary emanating from the media, securities analysts or government bodies in China relating to us and to the industry in general.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have significant influence over our management and affairs, which it could exercise against your best interests.

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 14.1% of our outstanding stock as of December 31, 2003. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

The holders of our convertible subordinated notes due in 2008 and we face a variety of risks related to the notes.

        Holders of our convertible subordinated notes due 2008 (the "notes") and we face a variety of risks with respect to the notes, including the following:

  •
  we may be limited in our ability to purchase the notes in the event of a change in control, either for cash or stock, which could result in our defaulting on the notes at the time of the change in control and purchases for stock would be subject to market risk;

  •
  an event of default under our senior debt, including one of our subsidiaries, could restrict our ability to purchase or pay any or all amounts due on notes, and after paying our senior debt in full, we may not have sufficient assets remaining to pay any or all amounts due on the notes;

  •
  there is no listed trading market for the notes, which could have a negative impact on the market price of the notes;

  •
  we have significantly increased our leverage as a result of the sale of the notes which could have an adverse impact on our ability to obtain additional financing for working capital;

  •
  hedging transactions related to the notes and our common stock and other transactions, as well as changes in interest rates and our creditworthiness, may affect the value of the notes and of our common stock; and

  •
  the notes might not be rated or may receive a lower rating than anticipated by investors, ultimately having a negative affect on the price of the notes and of our common stock.

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

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2003:

(in thousands except interest rates)
Cash and cash equivalents	$373,974
Average interest rate	1.19%
Restricted cash	3,943
Average interest rate	0.50%
Restricted short-term investments	20,461
Average interest rate	1.19%
Short-term investments	48,617
Average interest rate	1.36%
Total investment securities	446,995
Average interest rate	1.20%

Concentration of Credit Risk and Major Customers:

        The table below outlines our sales to, and the accounts receivable balances with respect to our largest customers:

For the year ended December 31,	% of Net Sales	% of Accounts Receivable
2003
Customer A	11%	3%
2002
Customer B	18%	6%
Customer C	13%	0%
2001
Customer B	28%	29%
Customer D	10%	8%

        Approximately 76%, 84% and 90% of the Company's net sales during 2003, 2002 and 2001, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $304.0 million and $238.0 million, respectively, as of December 31, 2003 and 2002. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

        Approximately 86%, 84% and 90% of the Company's sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

        Approximately 10%, 13% and 3% of the Company's sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan's economy may influence the Company's business, financial condition and results of operations.

        Equity Investment Risk.    Our investment portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. Economic events could adversely affect the public equities market and general economic conditions may continue to worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, our earnings may be adversely affected. We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize.

        Debt Investment Risk.    Our debt investment portfolio consists of a $11.2 million note receivable from BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loan.

        Foreign Exchange Rate Risk.    We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. Although we are expanding our global operations outside of China, as of December 31, 2003, we have not experienced a material foreign exchange rate risk due to the fact that the significant majority of our business has remained in China. We have a multi-currency bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at December 31, 2003 was approximately $28.6 million.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

Page
Financial Statements:
Report of Independent Auditors	61
Consolidated Balance Sheets at December 31, 2003 and 2002	62
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	63
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001	64
Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	65
Notes to Consolidated Financial Statements	66
Financial Statement Schedules:
For each of the three years in the period ended December 31, 2003
Report of Independent Auditors
I—Condensed Financial Information of Registrant	115
II—Valuation and Qualifying Accounts	119

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of UTStarcom, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Francisco, California
February 27, 2004

UTSTARCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$373,974	$231,944
Short-term investments	48,617	107,305
Accounts receivable, net of allowances for doubtful accounts	324,921	221,215
Accounts receivable, related parties	43,944	835
Notes receivable	11,362	12,048
Inventories	257,038	183,687
Deferred costs/Inventories at customer sites under contracts	558,977	240,979
Prepaids	136,262	47,220
Restricted cash and short-term investments	24,404	21,251
Other current assets	52,408	40,888

Total current assets	1,831,907	1,107,372
Property, plant and equipment, net	186,076	93,980
Long-term investments	24,066	35,360
Goodwill	100,180	44,806
Intangible assets, net	45,753	5,014
Other long-term assets	38,976	19,020

Total assets	$2,226,958	$1,305,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$251,176	$256,980
Income taxes payable	16,780	13,003
Customer advances	458,654	156,336
Deferred revenue	44,958	7,911
Other	173,139	104,927

Total current liabilities	944,707	539,157
Long-term debt	402,500	—

Total liabilities	1,347,207	539,157

Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	560	—

Stockholders' equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 104,272,477 and 106,787,908 at December 31, 2003 and 2002, respectively	131	135
Additional paid-in capital	653,624	658,546
Deferred stock compensation	(7,761)	(11,766)
Retained earnings	229,777	120,520
Receivable from stockholders	—	(282)
Accumulated other comprehensive income (loss)	3,420	(758)

Total stockholders' equity	879,191	766,395

Total liabilities, minority interest and stockholders' equity	$2,226,958	$1,305,552

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
Net sales
Unrelated parties	$1,779,896	$858,768	$612,907
Related parties	184,436	123,038	13,933

	1,964,332	981,806	626,840
Cost of sales	1,328,164	636,334	402,292

Gross profit	636,168	345,472	224,548

Operating expenses:
Selling, general and administrative	187,128	110,263	75,764
Research and development	155,252	86,182	59,809
In-process research and development costs	10,686	670	4,720
Amortization of intangible assets	8,370	2,395	7,527

Total operating expenses	361,436	199,510	147,820

Operating income	274,732	145,962	76,728
Interest income	3,194	5,522	8,572
Interest expense	(4,281)	(1,251)	(3,909)
Other income (expenses), net	1,384	(9,908)	(330)
Equity in loss of affiliated companies	(5,260)	(4,053)	(2,962)

Income before income taxes and minority interest	269,769	136,272	78,099
Income tax expense	67,442	27,254	19,823
Minority interest in earnings of consolidated subsidiaries	(76)	(1,156)	(1,322)

Net income	$202,251	$107,862	$56,954

Basic earnings per share	$1.95	$0.98	$0.56
Diluted earnings per share	$1.64	$0.94	$0.52
Weighted average shares used in per-share calculation:
—Basic	103,659	109,566	101,433

—Diluted	124,909	114,407	108,612

See accompanying notes to consolidated financial statements.

UTStarcom, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Common Stock				Retained Earnings (Accumulated Deficit	Notes Receivable from stockholders
			Additional Paid-in-Capital	Deferred Stock Compensation			Accumulated Other Comprehensive Income/(Loss)	Total Stockholders' Equity	Comprehensive Income
	Shares	Amount
Balances, December 31, 2000	95,032,657	$120	$426,665	$(6,491)	$(7,808)	$(314)	$147	$412,319
Common stock issued upon exercise of options	5,363,601	8	18,756					18,764
Common stock issued upon ESPP purchases	118,223		1,866					1,866
Common stock issued related to acquisition of Stable Gain	439,810		10,700					10,700
Common stock issued upon secondary offering, net of expenses	7,400,000	9	139,911					139,920
Common stock issued for ACD acquisition, net of expenses	948,525	1	20,733					20,734
ACD deferred compensation			5,000	(5,000)				—
Amortization of deferred compensation related to ACD acquisition				1,250				1,250
Amortization of deferred stock compensation related to grants of stock options to employees			23	3,928				3,951
Cancellation of deferred compensation charges due to employee terminations			(268)	268				—
Tax benefits for non-qualified stock option exercises			15,311					15,311
Issuance of notes receivable from stockholders						(67)		(67)
Net income					56,954			56,954	$56,954
Other comprehensive income:
Unrealized holding gain (net of tax of $95)							211	211	211
Translation adjustment (net of tax of $25)							(26)	(26)	(26)

Total comprehensive income								57,139	$57,139

Balances, December 31, 2001	109,302,816	138	638,697	(6,045)	49,146	(381)	332	681,887
Common stock issued upon exercise of options	1,717,899	3	9,162					9,165
Common stock issued upon Softbank offering, net of expenses	1,500,000	2	28,933					28,935
Common stock issued upon ESPP purchases	182,437	—	2,828					2,828
ACD acquisition-related stock issuances	84,756							—
Buyback of Softbank shares, net of fees	(6,000,000)	(8)	(36,433)		(36,488)			(72,929)
Cancellation of deferred compensation charges due to employee terminations			(1,282)	1,282				—
Amortization of deferred stock compensation			103	2,997				3,100
Acquisition-related deferred compensation			10,000	(10,000)				—
Tax benefits for non-qualified stock option exercises			6,538					6,538
Collections on notes receivable from stockholders						99		99
Net income					107,862			107,862	$107,862
Other comprehensive income:
Unrealized holding loss (net of tax of $298)							(952)	(952)	(952)
Translation adjustment (net of tax of $25)							(138)	(138)	(138)

Total comprehensive income								106,772	$106,772

Balances, December 31, 2002	106,787,908	135	658,546	(11,766)	120,520	(282)	(758)	766,395
Common stock issued upon exercise of options	4,490,195	6	55,053					55,059
Common stock issued upon ESPP purchases	261,103		3,839					3,839
Repurchase of Softbank Shares including fees	(8,000,000)	(10)	(46,605)		(92,994)			(139,609)
Purchase of convertible bond hedge and call option			(43,792)					(43,792)
Common stock issued for RollingStreams acquisition	164,115		6,233					6,233
Shanghai Yi Yun acquisition-related stock issuance	226,302							—
Deferred Compensation related to RollingStream acquisition				(434)				(434)
Cancellation of deferred compensation charges due to employee terminations			(156)	156				—
Amortization of deferred stock compensation				4,283				4,283
Common stock issued for Shanghai Yi Yun acquisition	342,854		6,001					6,001
Tax benefits for non-qualified stock option exercises			14,505					14,505
Collections of notes receivable from stockholders						282		282
Net income					202,251			202,251	$202,251
Other comprehensive income:
Unrealized holding gain (net of tax of $506)							2,166	2,166	2,166
Translation adjustment (net of tax of $791)							2,012	2,012	2,012

Total comprehensive income								206,429	$206,429

Balances, December 31, 2003	104,272,477	$131	$653,624	$(7,761)	$229,777	$—	$3,420	$879,191

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve months ended
	December 31, 2003	December 31, 2002	December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202,251	$107,862	$56,954
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on change in ownership interest in subsidiary	—	—	(277)
Depreciation and amortization	44,595	22,435	18,533
Non-qualified stock option exercise tax benefits	14,505	6,537	15,311
Loss on sale of assets	1,920	1,098	802
Loss on sale of notes receivable	2,286	—
In-process research and development costs	10,686	670	4,720
Amortization of debt issuance costs	1,953	—	—
Warrants adjustment to fair value	(424)	—	—
Loss on sale of investment	73	—	—
Impairment of long-term investment	75	4,442	1,690
Stock compensation expense	4,302	3,100	5,200
Allowance for doubtful accounts	4,922	7,197	6,218
Inventory reserve	14,626	18,937	11,143
Equity in loss of affiliated companies	5,261	4,053	2,962
Deferred income taxes	5,567	(14,704)	(9,629)
Minority interest in earnings of consolidated subsidiary	76	1,156	1,322
Changes in operating assets and liabilities:
Accounts receivable	(151,737)	(34,207)	(39,196)
Inventories	(81,632)	(76,056)	(60,419)
Deferred costs/Inventories at customer sites under contracts	(317,998)	(137,806)	(60,779)
Other current and non-current assets	(102,583)	(45,802)	(42,990)
Accounts payable	(5,804)	170,452	39,085
Income taxes payable	3,777	2,470	3,366
Customer advances	302,318	87,776	42,833
Deferred revenue	27,379	47	1,913
Other current liabilities	64,140	27,683	41,407

Net cash provided by operating activities	50,534	157,340	40,169

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(122,339)	(75,271)	(30,199)
Investment in affiliates, net of cash acquired	(661)	(28,933)	(9,779)
Issuance of note receivable to related party	(10,071)	—	—
Purchase of minority interest	—	—	(705)
Purchase of businesses, net of cash acquired	(111,720)	(17,706)	—
Proceeds from disposal of property, plant and equipment	21	175	214
Purchase of intangible assets	(2,340)	—	(1,078)
Purchase of short-term investments	(147,544)	(140,583)	(89,625)
Proceeds from sale of short-term investments	217,180	118,168	87,516

Net cash used in investing activities	(177,474)	(144,150)	(43,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	58,878	40,928	160,550
Purchase of convertible bond hedge and call option	(43,792)	—	—
Proceeds from borrowing	414,821	39,621	137,108
Payments for borrowing	(23,389)	(110,101)	(122,055)
Repurchase of stock	(139,609)	(72,929)	—
Proceeds from stockholder notes	282	99	(67)

Net cash provided by (used in) financing activities	267,191	(102,382)	175,536
Effect of exchange rate changes on cash	1,779	—	(25)

Net increase (decrease) in cash and cash equivalents	142,030	(89,192)	172,024
Cash and cash equivalents at beginning of period	231,944	321,136	149,112

Cash and cash equivalents at end of period	$373,974	$231,944	$321,136

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        UTStarcom Inc. (the "Company"), a Delaware corporation, provides Internet Protocol ("IP") networking product and service platforms and global service and support. The Company sells wireless, wireline and switching platforms to operators in both fast growth and established telecommunications markets around the world. The Company enables its customers to rapidly deploy revenue-generating access services using their existing infrastructure, while providing a migration path to cost-efficient end-to-end IP networks. Incorporated in 1991 and headquartered in Alameda, California, the Company has research and design operations in New Jersey, China, and India.

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

Reclassifications:

        Certain reclassifications have been made in the prior years' financial statements to conform to the 2003 presentation. Such reclassifications had no impact on previously reported net income or stockholders' equity.

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

Cash and Cash Equivalents:

        Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase.

Short-term Investments:

        Short-term investments consist of investments with original maturities of less than twelve months. In accordance with the Company's investment policy, all short-term investments are invested in "investment grade" rated securities with a minimum of A or better ratings. Currently, most of the Company's short-term investments have AA or better ratings. Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as a separate component of stockholders' equity. Unrealized losses on securities classified as available-for-sale that are determined to be other-than temporary losses are reported in earnings. Realized gains and losses are reported in earnings. The fair value of investments is based on quoted market prices. At December 31, 2003 and 2002, short-term investments in available-for-sale securities consisted of (in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities	$48,617	$—	$48,617

Total current available for-sale securities	$48,617	$—	$48,617

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Government and agency obligations	$11,006	$12	$11,018
Debt securities	96,233	54	96,287

Total current available for-sale securities	$107,239	$66	$107,305

Revenue Recognition:

        Revenues from sales of telecommunications equipment are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as customer advances. Normal payment terms differ for various reasons amongst different customer regions, depending upon common business practices for customers within a region. Shipping and handling costs are recorded as revenues and costs of revenues. Any expected losses on contracts are recognized immediately.

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, and SEC Staff Accounting Bulletin No. 104 "SAB 104." Multiple element arrangements primarily involve the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and the vendor is in control of the undelivered element(s).

        Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and the Company is entitled to the full payment. The Company will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, the Company does not recognize revenue when cash payments are received from customers for transactions that do not have the customer's final acceptance. The Company records these cash receipts as customer advances, and defers revenue recognition until final acceptance is received.

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software-related elements are recognized under the provisions of Statement of Position 97-2, as amended, and Emerging Issues Task Force Issue No. 03-05. The Company allocates revenues to each element of software arrangements based on vendor-specific objective evidence ("VSOE"). VSOE of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

        The Company recognizes revenue for system integration, installation and training upon completion of performance if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all years.

        The Company also sells products through resellers. Revenue is generally recognized when the standard price protection period which ranges from 30 to 90 days, has lapsed. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. In China, there may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48"). The Company has developed reasonable estimates for stock exchanges. Estimates are derived from historical experience with similar types of sales of similar products.

        The assessment of collectability is also a factor in determining whether revenue should be recognized. The Company assesses collectability based on a number of factors, including payment history and the credit-worthiness of the customer. The Company does not request collateral from its customers. In international sales, the Company often requires letters of credit from its customers that can be drawn on demand if the customer defaults on its payment. If the Company determines that collection of a payment is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

        Because of the nature of doing business in China and other emerging markets, the Company's billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not booked until the Company recognizes the related customer revenue.     Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained.

        The Company provides a warranty on its equipment and handset sales for a period generally ranging from twelve to eighteen months from the time of final acceptance. The Company provides for the expected cost of product warranties at the time that revenue is recognized, based on an assessment of past warranty experience.

Accounts and notes receivable:

        The Company accepts bank notes and commercial notes, with maturity dates between three and six months, from its customers in China in the normal course of business and estimates the collectability of its trade receivables and notes receivable. An allowance for doubtful accounts is maintained for the estimated losses on the trade receivables and notes receivable. The Company assesses collectability of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectability is doubtful, the Company records an allowance against the receivable. If a customer's financial condition were to deteriorate, causing their ability to make payments to suffer as a result, the allowances for receivables would be increased. Allowances for doubtful accounts were $31.2 million and $26.3 million at December 31, 2003 and 2002, respectively.

Inventories:

        Inventories consist of inventories held at the Company's manufacturing facility, at warehouses or at customer sites prior to signing of contracts. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or net realizable value, net of write-downs for excess, slow moving and obsolete inventory. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the estimated market value.

Deferred costs/Inventories at customer sites under contracts:

        Inventories at customer sites under contracts awaiting final acceptance are classified as deferred costs, separate from what was historically considered inventory. These are stated at the lower of cost or net realizable value, net of reserves based upon assessment of potential losses and obsolescence during the lengthy acceptance process. The title and risk of loss of this inventory is transferred to the customer upon delivery. Revenue and cost of sales are recorded when final acceptance is received from the customer.

Research and Development and Capitalized Software Development Costs:

        Research and development costs are charged to expense as incurred. Costs incurred in the development of software that will ultimately be sold are capitalized between the time when technological feasibility has been attained and the related product is ready for release. During 2003 and 2002, the Company capitalized $4.2 million and $3.4 million of software development costs, respectively. Amortization of capitalized development costs was $1.8 million, $1.1 million and $0.3 million in 2003, 2002 and 2001, respectively. Unamortized capitalized software development costs for 2003 and 2002 were $7.5 million and $4.5 million, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

Property, Plant and Equipment:

        Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets. Land use rights related to property leased by the Company in China are amortized over the life of the lease. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the term of the lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in results of operations. The Company generally depreciates its assets over the following periods:

Years
Furniture, test or manufacturing equipment	5
Computers and software	2-3
Buildings	39
Automobiles	5
Land use rights	life of use rights
Leasehold improvements	lesser of 5 or remaining lease life

        The Company capitalizes interest incurred related to construction of property, plant or equipment until it is ready for use. As of December 31, 2003, the Company had recorded $0.6 million of interest to construction in progress applicable to the construction of its Hangzhou manufacturing facility and had incurred interest expenses associated with the building's construction of $2.8 million for the year ended December 31, 2003. The Company will continue to capitalize interest until the building is placed into service, upon which time amortization will begin. Capitalized interest will be amortized on a straight-line basis over the life of the building.

Goodwill and Intangible Assets:

        The Company has recorded goodwill and intangible assets in connection with business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding the ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. An annual goodwill impairment review is performed in the fourth quarter of each year or when changes in circumstances indicate a potential impairment. The Company currently operates as a single reportable segment without reporting units, as its management evaluates performance, makes operating decisions and allocates resources based on consolidated financial data. As such, the Company determines whether impairment to goodwill is necessary on a consolidated basis. When assessing potential impairment to goodwill, book value is compared to fair value. Fair value is the Company's market capitalization at the date impairment is assessed. Historically, fair value has exceeded book value and no impairments have been necessary.

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

        The fair value of warrants, options or stock exchanged for services from non-employees is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
Basic
Net income:
As reported	$202,251	$107,862	$56,954
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,071	2,209	3,706
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,290)	(20,060)	(15,827)

Pro forma net income	$175,032	$90,011	$44,833

Basic income per share:
As reported	$1.95	$0.98	$0.56
Pro forma	$1.69	$0.82	$0.44
Diluted
Net income:
As reported	$202,251	$107,862	$56,954
Effect of dilutive securities 7/8% Convertible subordinated notes	3,090	—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,071	2,209	3,706
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,290)	(20,060)	(15,827)

Pro forma net income	$178,122	$90,011	$44,833

Diluted income per share:
As reported	$1.64	$0.94	$0.52
Pro forma	$1.46	$0.81	$0.42

        The following assumptions were used to calculate the fair value of the options granted:

	Year ended December 31,
	2003	2002	2001
Expected remaining term in years	3.00	3.00	3.00
Weighted average risk-free interest rate	1.91%	3.43%	4.04%
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	64.00%	67.50%	86.07%

        The weighted average fair value per share of options granted in 2003, 2002 and 2001 was $11.41, $9.16 and $11.30, respectively.

Comprehensive Income:

        Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders' equity

Income Taxes:

        Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

        The Company does not provide for U.S. Federal taxes on undistributed earnings of its foreign subsidiaries or affiliates as they are considered reinvested for an indefinite period.

Segment Reporting:

        The Company operates in a single segment, selling wireless, wireline and switching platforms to operators in both fast growth and established telecommunications markets around the world.

Disclosures About Fair Value of Financial Instruments:

        Financial instruments consist of cash and cash equivalents, short and long-term investments, notes receivable, accounts receivable and payable, convertible subordinated debt, purchased and written call options and accrued liabilities. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The carrying amounts of the loan receivable approximates its fair value based on the discounted value of future cash flow expected to be received from this loan.

        The following table summarizes the Company's carrying values and fair values of its other financial instruments:

	December 31,
			2002
	2003
			Carrying value
	Carrying value	Fair value		Fair value
	(In thousands)
Convertible debt	$(402,500)	$(686,263)	$—	$—
Convertible bond hedge	125,040	356,314	—	—
Written call option	(81,248)	(283,730)	—	—
Long-term investments	24,066	35,545	35,360	57,894

Foreign Currency Translation:

        Operations of the Company's subsidiaries are conducted primarily in China and the financial statements of those subsidiaries are translated from China's Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. Some inventory purchases are made in Japan and consequentially, portions of accounts payable are denominated in Japanese Yen. Foreign currency transaction gains and losses are reported in earnings and were $8.7 million and $5.4 million of losses in 2003 and 2002, respectively. They were not material for 2001.

Earnings Per Share:

        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is determined by adjusting net income as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, a written call option, warrants and convertible subordinated notes.

        The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31.
	2003	2002	2001
Numerator:
Net income (for basic EPS computation)	$202,251	$107,862	$56,954
Effect of Dilutive Securities
7/8% Convertible Subordinated Notes	3,090	—	—

Net income adjusted for dilutive securities	$205,341	$107,862	$56,954

Denominator:
Shares used to compute basic EPS	103,659	109,566	101,433
Dilutive common stock equivalent shares:
Stock options	5,770	4,510	7,151
Written call option	1,235
Conversion of convertible subordinated notes	13,674	—	—
Warrants	29	28	28
Other	542	303

Shares used to compute diluted EPS	124,909	114,407	108,612

Basic earnings per share	$1.95	$0.98	$0.56

Diluted earnings per share	$1.64	$0.94	$0.52

        Certain potential shares related to employee stock options and warrants outstanding during the years ended December 31, 2003, 2002 and 2001 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. For the years ended December 31, 2003, 2002 and 2001, these shares totaled 17.6 million with a weighted average exercise price of $32.22 per share, 2.8 million shares with a weighted average exercise price of $23.35 per share and 1.8 million shares with a weighted average exercise price of $24.18 per share, respectively. The Company has outstanding warrants for issuance of 32,000 shares at the exercise price of $2.50 per share.

        On December 31, 2003, each of the Company's 7/8% convertible subordinated notes outstanding was eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company's stock price exceeds a specified threshold. At December 31, 2003 the closing price of the Company's common stock exceeded the specified threshold, which had the effect of increasing the denominator for diluted earnings per share by 13.7 million. Additionally, during the year ended December 31, 2003, the average price of the Company's stock exceeded the specified strike prices of the convertible bond hedge and call option transactions that the Company entered into to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008. Using the treasury stock method, under FAS 128, this would have the effect of decreasing the denominator for diluted earnings per share by 3.1 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 1.2 million shares for the call option transaction. However, only the dilutive effect of the 1.2 million shares with respect to the call option transaction is included in the Company's diluted earnings per share calculation above. The convertible bond hedge, under FAS 128, is always anti-dilutive.

        The net income for the diluted EPS computation reflects the reduction in interest expense of $3.1 million for the year ended December 31, 2003, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

        The Company sold 12.1 million shares of common stock in January 2004, which would have a dilutive effect on the earnings per share calculation. Refer to Note 23 for additional detail on this stock issuance.

Recent Accounting Pronouncements:

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46(R) was issued in December 2003. FIN 46 provides accounting guidance for consolidation of variable interest entities ("VIE"). FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. The Company adopted FIN 46 for the quarter ended December 31, 2003. The adoption of FIN 46 did not have an impact on the consolidated financial statements.

        In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities. The adoption of SFAS 149, which was effective for contracts entered into or modified after June 30, 2003, did not have a material effect on the Company's consolidated financial condition or results of operations.

        In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both

Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. As the Company does not have any of these financial instruments, the adoption of FAS 150 is not expected to have any impact on the Company's consolidated financial statements.

        On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SAB 101 Topic 13. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect the Company's revenue recognition policies, nor the Company's results of operations, financial position or cash flows.

NOTE 3—FOLLOW-ON PUBLIC OFFERING AND RESALE PUBLIC OFFERING

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

NOTE 4—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2003	2002	2001
	(In thousands)
Cash paid during the period for:
Interest	$2,795	$1,492	$3,798
Income taxes	$47,192	$18,442	$10,832

        Non-cash activities were as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Noncash operating activities were as follows:
Accounts receivable transferred to notes receivable	$92,181	$14,545	$—
Noncash investing and financing activities were as follows:
Common stock issued in conjunction with acquisitions	$12,234	$—	$31,434

NOTE 5—RESTRICTED CASH AND SHORT-TERM INVESTMENTS

        At December 31, 2003, the Company had restricted cash and short-term investments of $24.4 million primarily comprised of $20.5 million of restricted short-term investments for standby letters of credit and a $3.7 million time deposit required for Japanese tax purposes. At December 31, 2002, the Company had restricted cash of $21.3 million comprised of $9.8 million of standby letters of credit, and an $11.5 million deposit required by China regulatory authorities.

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

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES

2003

CommWorks

        On May 23, 2003, the Company completed its acquisition of selected assets and liabilities of the CommWorks division ("CommWorks") from 3Com Corporation, a Delaware corporation, ("3Com"). The Company paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million. The Company funded the consideration for the acquisition from cash on hand.

        Selected assets acquired included CommWork's portfolio of carrier-focused voice and data networking products and customer support and professional services. In addition, the Company acquired or licensed all of the 3Com intellectual property used by CommWorks. CommWorks develops and deploys carrier-class, IP-based multi-service access and service-creation platforms for telecommunications service providers.

        The Company made a preliminary allocation of the purchase price based in part upon a preliminary independent appraisal. During the three months ended September 30, 2003, the Company completed the allocation of the purchase price of CommWorks. The estimated amounts for intangible assets and goodwill changed due to revised assumptions of future revenues from existing customers. The amount of the purchase price allocated to in-process research and development ("IPR&D") of

$1.3 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. The Company recorded goodwill of $52.3 million, the excess of costs of acquiring CommWorks and the fair value of identified net assets acquired, in connection with the acquisition. Goodwill is expected to be deductible for tax purposes. The results of operations of CommWorks have been included in the Company's consolidated results of operations beginning on the acquisition date of May 23, 2003.

        In assessing CommWorks' IPR&D projects, the key characteristics of the products under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the projects' stages of development.

        As of the date of the acquisition, CommWorks had two projects under development that qualified for IPR&D, SLAP and High Density Voice ("HDV") 2.0. SLAP is an IPR&D project in the Wireless division of CommWorks. The objective of SLAP is to develop an interface that connects UTStarcom's products with radio switch manufacturers' products in China in order to connect a cellular network to the Internet. HDV 2.0 is an IPR&D project in the Wireline product line of CommWorks. HDV 2.0 utilizes software technology to increase data capacity for Voice over Internet Protocol ("VoIP") solutions.

        There are significant risks associated with those technologies. The technological risks stem from the fact that the new technologies are in an early stage of development. As of the closing date, CommWorks' SLAP IPR&D project was approximately 60% complete and HDV 2.0 was approximately 40% complete. Therefore, there are significant risks associated with reaching the technological milestones on time and on budget. Commercial risks are associated with the competitive nature of the telecommunications equipment market.

        Significant additional costs will be required to complete the IPR&D projects. The SLAP product is approximately 80% complete as of December 31, 2003 and commercialization is expected in the first quarter of fiscal 2004. Remaining costs required to complete the project are estimated to be $0.1 million. The HDV 2.0 product is approximately 50% complete as of December 31, 2003. Commercialization is expected in the first quarter of fiscal 2004. Remaining costs required to complete the project are estimated to be $0.2 million.

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

(in thousands)
Fair value of tangible net assets
Property, plant and equipment	$10,973
Other tangible assets	6,522
Deferred transition costs	6,588
Fair value of identified intangible assets
Customer relationships	27,820
Backlog	1,950
Trade names	940
Existing technology	14,190
In-process research and development	1,290
Liabilities assumed	(13,315)
Excess of costs of acquiring CommWorks over fair value of identified net assets acquired (goodwill)	52,349

$109,307

        The following pro forma results of operations reflect the combined results of the Company and CommWorks for the years ended December 31, 2003 and 2002 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

	Year ended December 31,
	2003	2002
	(In thousands, except per share data)
Pro forma adjusted net sales	$2,006,120	$1,142,146

Pro forma adjusted net income	$177,304	$18,132

Pro forma adjusted basic
Earnings per share	$1.71	$0.17

Pro forma adjusted diluted
Earnings per share	$1.44	$0.16

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

RollingStreams

        On June 30, 2003, the Company completed the acquisition of RollingStreams Systems, Ltd. ("RollingStreams"), a development-stage company, pursuant to a share exchange agreement. RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol ("TVoIP") solutions for telecommunications operators and broadband service providers. The Company's investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all the outstanding shares of RollingStreams, other than those already held by the Company prior to the acquisition, was 301,074 shares of the Company's common stock. In addition, the Company assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of the Company's common stock, valued at $0.5 million. Of the 301,074 shares, 164,115 shares valued at $5.8 million, were issued at the closing, including 28,696 of which were held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. Up to 136,959 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period.

        The amount of the purchase price allocated to IPR&D was $6.2 million. This amount was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. The results of operations of RollingStreams have been included in the Company's consolidated results of operations beginning on July 1, 2003.

        As of the date of the acquisition, RollingStreams had one project under development that qualified for IPR&D, MediaSwitch. MediaSwitch is an end-to-end solution designed for telecom operators and broadband service providers to deliver broadcast quality TV and on-demand entertainment services over Internet Protocol networks.

        MediaSwitch is considered an IPR&D project because there are significant risks associated with the development of this technology. These risks include technological and commercial risks. The technological risks stem from the fact that the technology was 70% complete as of December 31, 2003. Therefore, there are significant risks associated with reaching the technological milestones on time and on budget. Commercial risks are associated with the lack of market acceptance for the TVoIP concept.

        In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D project. Commercialization of MediaSwitch is expected in the second quarter of 2004. Remaining costs required to complete the project are estimated to be $4.5 million. This involves adding new features and functionalities and stabilizing the software code.

        The following table represents the final allocation of the purchase price for RollingStreams. The allocation of the purchase price is based upon an independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$34
In-process research and development	6,189
Investment	(363)
Deferred compensation	434
Liabilities assumed	(3)

$6,291

Xebeo

        On May 7, 2003, the Company completed the purchase of all of the assets of Xebeo Communications, Inc. ("Xebeo") for $2.4 million in cash. Xebeo develops and manufactures optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers. In addition, an amount up to $0.7 million may be payable based on future contingencies related to employment.

        The amount of the purchase price allocated to IPR&D of $1.9 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date.

        As of the date of the acquisition, Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage. The development of MetroBridge was 60% complete as of the closing date. The technological feasibility of the technology was not established and the technology had no future alternative uses, therefore the development of MetroBridge is considered IPR&D. The product achieved its technical milestones as of November 2003, and is now available for customer trials and evaluations. It is expected to be marketed and sold in the third quarter of 2004. Commercial risks are associated with the lack of market acceptance with a product with these features and for its use in TVoIP implementations.

        The following table represents the final allocation of the purchase price for Xebeo based upon the independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$659
In-process research and development	1,888
Liabilities assumed	(129)

$2,418

Shanghai Yi Yun

        On October 16, 2002, the Company acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd. ("Shanghai Yi Yun"), a provider of synchronous digital hierarchy equipment. Shortly thereafter, there was a claim surrounding potential infringement of the intellectual property acquired which led to a possible recission of the transaction, creating a contingency whose outcome was not determinable beyond a reasonable doubt. This transaction was recorded in March 2003, when the Company determined that none of the intellectual property acquired was subject to the claim. Consideration was $0.2 million of cash and 342,854 shares of restricted stock valued at $6.0 million. In connection with the acquisition, Shanghai Yi Yun and each of the stockholders that received part of the 342,854 shares of restricted stock executed an indemnity escrow agreement in favor of the Company and such shares of restricted stock were placed in escrow. In addition, the Company issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of the Company's subsidiaries. Such shares of restricted stock vest over five years through 2007, with accelerated vesting upon the achievement of specified milestones. The Company has treated these 514,290 shares of restricted stock as deferred compensation. During 2003, 226,302 of these shares vested upon achievement of specified milestones.

        This acquisition will enable the Company to enter the synchronous digital hierarchy transport market with internally developed products. Goodwill of $3.0 million was recorded in connection with this acquisition and is expected to be deductible for tax purposes. The amount of the purchase price allocated to in-process research and development of $1.3 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date.

        The following represents the allocation of the purchase price for Shanghai Yi Yun:

(in thousands)
Fair value of tangible net assets acquired	$250
Fair value of identified intangible assets — technology	1,870
In-process research and development	1,319
Excess costs of acquiring Shanghai Yi Yun Telecom over fair value of net assets acquired (goodwill)	3,021

$6,460

2002

HUTS and GUTS

        On December 18, 2001, the Company entered into an agreement to acquire the remaining 49% ownership interest in GUTS, one of the Company's two primary manufacturing facilities in China, for a total consideration of $3.6 million in cash, in order to achieve 100% ownership in the joint venture. On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership interest in HUTS, one of the Company's two primary manufacturing facilities in China, for a total consideration of $14.5 million in cash. As a result of the GUTS and HUTS transactions, which closed in May 2003, the Company was able to conduct its operations in China through wholly owned subsidiaries.

Issanni

        On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. ("Issanni"). The Company's investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition, was $2.1 million in cash. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. No milestones have been met as of December 31, 2003. Furthermore, the Company adopted an incentive program providing for the issuance of 39,876 shares of common stock valued at $1.0 million to Issanni employees who will continue to perform services for the Company. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. The Company records this amount as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. The amount of the purchase price allocated to in-process research and development of $0.7 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. Goodwill of $0.2 million was recorded in connection with the acquisition and is expected to be deductible for tax purposes. The results of operations of Issanni were included in the Company's consolidated results of operations beginning on April 19, 2002.

2001

Advanced Communication Devices Corporation

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

        In association with its acquisition of ACD, the Company allocated $0.1 million to tangible net assets acquired, $4.3 million to identified intangible assets, $4.7 million of in-process research and development costs were charged to the Company's results of operations, as no alternative future use existed at the balance sheet date and $12.2 million was charged to goodwill, as this was the excess of costs of acquiring ACD over the fair value of identified net assets acquired.

NOTE 7—INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS

        As of December 31, 2003 and 2002, total inventories consist of the following (in thousands):

	December 31,
	2003	2002
Inventories
Raw materials	$66,753	$97,086
Work-in-process	51,116	37,467
Finished goods	48,206	9,131
Inventories at customer sites without contracts	90,963	40,003

	$257,038	$183,687

Deferred costs/Inventories at customer sites under contracts
Finished goods	558,977	240,979

	$558,977	$240,979

NOTE 8—ACCOUNTS AND NOTES RECEIVABLE

        The Company accepts bank notes receivable and commercial notes receivable, with maturity dates between three and six months, from its customers in China in the normal course of business. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of other current assets and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Notes receivable sold during the years ended December 31, 2003 and 2002 were $298.8 million and $2.5 million, respectively. These notes are not included in the Company's consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), has been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. The costs of settling or transferring these notes receivable were $2.3 million and immaterial for the years ended December 31, 2003 and 2002, respectively, and were included in other income (expense), net in the Consolidated Statements of Operations. Notes receivable available for sale were $11.4 million and $12.0 million at December 31, 2003 and December 31, 2002, respectively.

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

        As of December 31, 2003 and 2002, property, plant and equipment consists of the following:

(In thousands)	December 31, 2003	December 31, 2002
Buildings	$406	$406
Leasehold improvements	10,446	7,052
Automobiles	5,587	4,846
Software	14,616	10,119
Equipment and furniture	118,615	61,614
Construction in progress	104,548	46,527

	$254,218	$130,564
Less accumulated depreciation	(68,142)	(36,584)

	$186,076	$93,980

        Depreciation expense was $34.2 million, $18.9 million and $10.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 10—LONG-TERM INVESTMENTS

        The Company's investments are as follows:

	December 31, 2003	December 31, 2002
Softbank China	$5,308	$5,526
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,861	1,981
Global Asia Partners L.P.	1,653	882
Fiberxon Inc.	2,000	2,000
InterWave Communications International Ltd.	3,319	1,546
China Telecom	—	9,106
Joint Venture with Matsushita	517	4,683
Others	1,408	1,636

Total	$24,066	$35,360

Softbank China

        The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company's employees are employed by the fund. Many of the fund's investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded losses of $0.2 million, $2.8 million and $1.7 million due to an other than temporary decline in the carrying value of this investment during the years ended December 31, 2003, 2002 and 2001, respectively.

Restructuring Fund

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

        The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. During the year ended December 31, 2003 the Company recorded equity losses of $0.1 million, and recorded no losses for the year ended December 31, 2002. The balance in this investment is $1.9 million at December 31, 2003.

Global Asia Partners, L.P.

        In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund's geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. The Company recorded equity losses of $0.2 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively. The balance in this investment is $1.7 million at December 31, 2003.

Interwave

        During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications, Inc., a technology company listed on NASDAQ, for approximately

$3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave's common stock at $0.21 per share. The Company's holdings were adjusted for a 1:10 reverse stock split on April 30, 2003, and were 0.6 million shares of common stock and warrants to purchase 0.2 million shares of InterWave's common stock at $2.10 per share. The warrants were valued at $0.7 million at December 31, 2003, using the Black-Scholes option-pricing model. The Company recorded the increase in the carrying value of these common stock securities of $1.3 million for the year ended December 31, 2003, in comprehensive income in equity. The Company recorded a gain of $0.4 million in other income (expense) in 2003 to reflect the change in the fair value of the warrants and a loss of $1.4 million in 2002 in other income (expenses) to reflect an other than temporary decline in the carrying value of these marketable securities.

Matsushita

        On July 5, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting. The Company recorded equity losses of $4.8 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively.

China Telecom

        In November 2002, the Company purchased approximately 0.5 million shares of common stock of China Telecom in its initial public offering for approximately $10.0 million. China Telecom is listed on the New York Stock Exchange. During the first and second quarters of 2003, the Company sold these shares realizing a loss of $0.1 million. China Telecom is the leading provider of wireline telephone, data and Internet and leased line services in four of the most economically developed regions of China, and its affiliates are customers of the Company.

Other investments

        The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on the cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the year ended December 31, 2003, there were no impairment charges in respect of these private technology investments. During the years ended December 31, 2002 and 2001, impairment charges in respect of these private technology investments were $3.0 million and $1.7 million, respectively.

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

        As of December 31, 2003 and 2002, goodwill and other acquired intangible assets consisted of the following (in thousands):

	December 31,
	2003	2002
Goodwill	$113,003	$57,629
Less accumulated amortization	(12,823)	(12,823)

	$100,180	$44,806

Identified intangible assets
Existing technology	$25,968	$7,570
Less accumulated amortization	(7,891)	(2,556)

	$18,077	$5,014

Customer relationships	$27,820	$—
Less accumulated amortization	(1,623)	—

	$26,197	$—

Trade names	$940	$—
Less accumulated amortization	(274)	—

	$666	$—

Backlog	$1,950	$—
Less accumulated amortization	(1,137)	—

	$813	$—

Total intangible assets	$45,753	$5,014

        Amortization expense was $8.4 million, $2.4 million and $7.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2004 through 2008 is $10.7 million, $7.6 million, $5.8 million, $5.6 million and $4.0 million, respectively.

        Goodwill increased by $55.4 million and intangible assets increased by $49.1 million during the year ended December 31, 2003. The increase during the year ended December 31, 2003 was mainly attributable to goodwill of $52.3 million and intangible assets of $44.9 million which was comprised of purchased technology of $14.2 million, customer relationships of $27.8 million and other intangibles of $2.9 million that was recorded on the acquisition of CommWorks, based on the final purchase price allocation. The estimated useful life of purchased technology is from one to five years, the estimated useful life of customer relationships is ten years, and the estimated useful lives of backlog and trade names are from one to two years.

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

        SFAS No. 142 was adopted by the Company on January 1, 2002. SFAS No. 142 had the effect of eliminating amortization of goodwill commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company completed the required transitional assessment of goodwill during the first quarter of fiscal 2002. Based on this assessment, there was no transition goodwill impairment charge. The Company performed its annual impairment review in the fourth quarter of 2003 and 2002. No impairment in goodwill was noted.

        The reconciliation of net income to adjusted net income as if there had been no goodwill amortization for the year ended December 31, 2001 is as follows (in thousands):

Year ended December 31, 2001
Reported net income	$56,954
Add back: goodwill amortization	7,365

Adjusted net income	$64,319

Basic earnings per share:
Reported net income	$0.56
Goodwill amortization	0.07

Adjusted net income	$0.63

Diluted earnings per share:
Reported net income	$0.52
Goodwill amortization	0.07

Adjusted net income	$0.59

Average number of shares outstanding:
Basic	101,433

Diluted	108,612

NOTE 12—DEBT

        The following represents the outstanding borrowings at December 31, 2003 and 2002 (in thousands):

			December 31,
Note
	Rate	Maturity	2003	2002
Notes Payable	N/A	January 31, 2004	$1	$—
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500

Total Debt			$402,501	$—
Long-term debt			402,500	—

Short-term debt			$1	$—

        The Company has available borrowing facilities of $583.7 million as of December 31, 2003. $529.4 million of these facilities expire in 2004 and $54.3 million of these facilities expire between 2008 and 2010 with interest rates ranging from approximately 4.5% to 6.0%, and the Company has not guaranteed any debt not included in the consolidated balance sheet.

        On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a rate of 7/8% per annum and are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company's common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock.

        Concurrent with the issuance of the convertible notes, the Company entered into convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allows the company to purchase 16,918,873 shares of its common stock at $23.79 per share from the other party to the agreeement. The written call option allows the holder to purchase 16,918,873 shares of the Company's common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008. The Company recorded these instruments at cost, and their carrying value at December 31, 2003 approximates their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

NOTE 13—OTHER CURRENT LIABILITIES

        Other current liabilities at December 31, 2003 and 2002 consist of the following:

	December 31, 2003	December 31, 2002
Accrued contract costs	$67,950	$45,756
Accrued payroll and compensation	34,200	24,633
Accrued other taxes	10,725	2,869
Warranty costs	26,267	13,297
Accrued construction costs	20,462	9,889
Liability related to purchase of Xebeo and CommWorks	2,690	—
Other	10,845	8,483

	$173,139	$104,927

        Other current liabilities primarily consist of accrued contract costs, which relate to purchases of inventory, installation services and other testing and consulting work performed by outside vendors for which the Company has not yet received payment; accrued payroll and compensation costs, which relate to wages, bonuses, and commissions earned but not yet paid; warranty costs, which are estimated costs of equipment replacement and repair and accrued construction costs, which represent accruals for work performed and materials purchased in relation to the facility being built in Hangzhou.

NOTE 14—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

        Warranty obligations are as follows (in thousands):

Balance at January 1, 2002	$6,271
Accruals for warranties issued during the period	15,156
Settlements made during the period	(8,130)

Balance at December 31, 2002	$13,297
Accruals for warranties issued during the period	37,904
Settlements made during the period	(24,934)

Balance at December 31, 2003	$26,267

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

NOTE 15—PROVISION FOR INCOME TAXES

        United States and foreign income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle were as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
United States	$87,444	$13,245	$(12,237)
Foreign	182,325	123,027	90,336

	$269,769	$136,272	$78,099

        The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
Current:
Federal	$26,170	$12,222	$7,246
State/Other	4,238	1,515	621
Foreign	31,466	28,222	21,586

Total current	61,874	41,959	29,453

Deferred:
Federal	8,718	(6,665)	(8,002)
State	(4,975)	(315)	(172)
Foreign	1,825	(7,725)	(1,456)

Total deferred	5,568	(14,705)	(9,630)

Total	$67,442	$27,254	$19,823

        In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company's expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, and the effectiveness of its tax planning strategies in the various relevant jurisdictions. Changes to the Company's income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

        Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. A summary of the components of net deferred tax assets is as follows (in thousands):

	U.S.	China	Other	Total
December 31, 2003:
Current deferred tax assets:
Allowances and reserves	$8,969	$7,217	$—	$16,186
Gross profit in intercompany inventory	5,070	924	—	$5,994

Total current deferred tax assets	$14,039	$8,141	$—	$22,180

Non-current deferred tax assets:
Net operating loss carryforward	$1,535	$—	$853	$2,388
Fixed assets	807	799	—	1,606
Investments	2,578	—	—	2,578
Other	272	—	—	272

Total non-current deferred tax assets	$5,192	$799	$853	$6,844

	U.S.	China	Other	Total
December 31, 2002:
Current deferred tax assets:
Allowances and reserves	$8,586	$8,184	$—	$16,770
Gross profit in intercompany inventory	5,052	—	—	5,052

Total current deferred tax assets	$13,638	$8,184	$—	$21,822

Non-current deferred tax assets:
Net operating loss carryforward	$1,988	$—	$2,974	$4,962
Future period compensation deductions	1,575	—	—	1,575
Tax credit carryforwards	6,413	—	—	6,413
Fixed assets	356	461	—	817
Other	3,967	—	—	3,967

Total non-current deferred tax assets	14,299	461	2,974	17,734
Valuation allowances	(4,964)	—	—	(4,964)

Net non-current deferred tax assets	$9,335	$461	$2,974	$12,770

        Deferred taxes have not been recognized on undistributed earnings from foreign subsidiaries because the Company does not intend to repatriate such earnings. As of December 31, 2003, undistributed earnings from investments in foreign subsidiaries amounted to $472.0 million.

        As of December 31, 2003, state net operating loss carryforwards were $1.5 million (tax effected). The state net operating loss carryforwards will expire in varying amounts between 2004 and 2006 and could not be utilized in 2003. As of December 31, 2003, the Company had foreign net operating loss carryforwards of approximately $0.8 million (tax effected), which do not expire and can be carried forward indefinitely. In 2003, the Company reversed all of its valuation allowances that were attributable to state research and development credits, because the Company believes that it will more likely than not have sufficient taxable income to utilize these credits.

        The Company's subsidiaries UTSC, HUTS, CUTS and HSTC were granted tax holidays, which started to phase out in 1999. The net impact of these tax holidays was to decrease tax expense by approximately $5.3 million, $10.0 million and $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2003	2002	2001
Federal statutory rate	35%	34%	34%
State taxes, net of federal income tax benefit	1	0	0
Permanent differences	4	5	5
Amortization of deferred compensation	0	1	2
Effect of difference in foreign taxes rates	(15)	(16)	(14)
Tax credits and other	0	(4)	(2)

Effective rate	25%	20%	25%

        In 2001, audits of the Company's federal income tax returns for the years ended December 31, 1999, 1998 and 1997 were completed. No audits of the Company's income tax returns were underway as of December 31, 2003.

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Option Plans

        The 1995 Stock Plan.    On July 31, 1995, the Board of Directors adopted, and in October 1995, the Company's stockholders approved, the Company's 1995 Stock Plan. Under the 1995 plan, officers, employees and consultants were eligible to acquire shares of common stock pursuant to options or stock purchase rights. At the time of adoption, 3,705,232 shares of common stock were reserved for issuance under the 1995 plan. In 1995 and 1996, the Company's Board and stockholders added an additional 5,400,000 shares to the 1995 plan, raising the total number of authorized shares reserved under the 1995 plan to 9,105,232. As of December 31, 2003, there were 6,711,744 shares authorized for issuance under the 1995 plan and options to purchase 88,885 shares of common stock were outstanding under the 1995 plan. On January 31, 1997, the Board of Directors elected not to grant any further options under the 1995 plan. Upon the adoption of the 1997 plan, all remaining unissued shares under the 1995 plan not already subject to options or other awards ceased to be reserved for issuance under the 1995 plan.

        The 1997 Stock Plan.    On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the Company's 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company's stockholders approved in February 2000. As of December 31, 2003, the Company is authorized to issue up to 25,464,775 shares subject to options. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to the lesser of 6,000,000 shares or 4% of the outstanding shares of common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As of December 31, 2003, there were options to purchase 12,740,174 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

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

        Options vest and become exercisable as determined by the Compensation Committee, generally over four years. Options may generally be exercised at any time after they vest and before their expiration date as determined by the Compensation Committee. However, no option may be exercised more than ten years after the grant date. Options will generally terminate (i) 12 months after the death or permanent disability of an optionee and (ii) 90 days after termination of employment for any other reason. The aggregate fair market value of the shares of common stock represented by ISOs that become exercisable in any calendar year by any one option holder may not exceed $100,000. Options in excess of this limit are treated as NSOs.

        In the event the Company is merged with or into another corporation, or all or substantially all of the Company's assets are sold, each outstanding option will be assumed or an equivalent option or right will be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option or right, the option or right will automatically vest and become exercisable in full for a period of at least fifteen days, after which time the option or right will terminate.

        Under the 1997 plan, the Company may grant stock purchase rights to eligible participants. Any shares purchased pursuant to stock purchase rights will be subject to a restricted stock purchase agreement. Unless the Compensation Committee determines otherwise, this agreement will grant the Company a right to repurchase the stock upon the voluntary or involuntary termination of the employee for any reason, including death or disability. The purchase price for repurchased shares will be the original price paid and may be paid by cancellation of any indebtedness owed to the Company. The shares of stock subject to the right of repurchase lapse over time. There were no stock purchase rights granted in 2003, 2002 or 2001.

        2001 Director Option Plan.    On March 2, 2001, the Board of Directors adopted, and in May 2001, the Company's stockholders approved, the Company's 2001 Director Option Plan. Under the 2001 Director Option Plan, those directors who are not employees of the Company ("Outside Directors") are eligible to receive options to purchase shares of common stock. Directors Horner, Atkins, Son and Toy are Outside Directors. All grants of options to Outside Directors are automatic and nondiscretionary. In July 2001, the Board of Directors amended the 2001 Director Option Plan. As of December 31, 2003, the Company is authorized to issue up to 1,200,000 shares pursuant to options under the 2001 Director Option Plan. The plan terminates in May 2011, but may be terminated earlier by the Board of Directors. As of December 31, 2003, there were options to purchase 320,000 shares of common stock outstanding under the 2001 Director Option Plan. The Compensation Committee administers the 2001 Director Plan.

        Pursuant to the terms of the 2001 Director Option Plan, each Outside Director is automatically granted an option to purchase eighty thousand shares of common stock (the "First Option") on the date on which such person first becomes an Outside Director (the "Anniversary Date"). A director who is an employee of the Company and ceases employment with the Company to become an Outside Director receives an option to purchase twenty thousand shares of common stock (a "Subsequent Option") at the Company's first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided he or she is serving as an Outside Director on each such date. As such time as each Outside Director's First Option is fully vested, each Outside Director is automatically granted a Subsequent Option on the Anniversary Date of each year provided he or she is then an Outside Director.

        Under the terms of the 2001 Director Option Plan, the exercise price of each option granted is equal to the market value of the common stock on the date of grant. Such options have terms of ten years, but terminate earlier if the individual ceases to serve as a director. The First Option grants vest as to 25% of shares subject to the First Option on each of the first four anniversaries of its date of grant. The Subsequent Option grants vest as to 100% of the shares subject to the Subsequent Option on the first anniversary of its date of grant.

        Issanni Communications, Inc. Incentive Program.    The Issanni plan was established for the issuance of up to a total of 39,876 shares of UTStarcom's common stock to specified former employees of Issanni Communications, Inc. ("Issanni") who became UTStarcom's employees in connection with UTStarcom's acquisition of Issanni. The Issanni plan is administered by the Board of Directors or a committee appointed by the Board. A participant in the Issanni plan is eligible to earn and vest in a designated number of shares that are subject to the award of shares made to a participant under the plan, based upon the attainment of one of six milestones related to the amount of revenue generated from Issanni products in 2002 and 2003 and subject to the participant's continued employment with Issanni, the Company or one of their subsidiaries through the day of the determination that the applicable milestone has been satisfied. In addition, each participant is entitled to receive the unearned shares, if any, on the fifth anniversary of the acquisition of Issanni if the employee continues to be employed with Issanni, the Company or any of their subsidiaries on such date regardless of whether any milestone is attained. The shares subject to an award will in any event become issuable, whether or not the milestones were achieved and whether or not the five-year vesting schedule has elapsed, upon (i) the sale or the discontinuation of the Company or UTStarcom International Products Inc., (ii) the sale of substantially all or any of the technology acquired by UTStarcom International Products Inc. in connection with the acquisition of Issanni, or (iii) the employment termination of certain Issanni principals.

        If, prior to the date on which all of a participant's shares are earned, the participant's service with Issanni, the Company or one of their subsidiaries is terminated (i) voluntarily or for cause, the Company may exercise its repurchase option with respect to any of the participant's unearned shares, (ii) other than voluntarily or for cause, death or disability, the participant will be entitled to receive the shares that the participant would have otherwise earned with respect to milestones achieved within 24 months of the participant's termination, or (iii) as a result of death or disability, the participant (or his estate) will be entitled to receive the unearned portion of his shares with respect to all milestones.

        Advanced Communication Devices Corporation Incentive Program.    The ACD Plan provides for the issuance of an additional 73,637 shares of UTStarcom's common stock pursuant to awards of shares granted to designated former employees of Advanced Communication Devices Corporation ("ACD") who became UTStarcom's employees in connection with UTStarcom's merger with ACD. The ACD plan is administered by the Board of Directors. The Company did not grant any shares under the plan in 2003 and granted 31,275 shares and 52,133 shares in 2002 and 2001, respectively.

        A participant in the ACD plan is entitled to earn and vest in a designated number of shares subject to the award made to the participant upon the attainment of one of five milestones and subject to the participant's continued employment with ACD, the Company or any of their subsidiaries through the day of the determination that the applicable milestone has been satisfied. In addition, each participant is entitled to receive the unearned shares, if any, subject to the award on the fifth anniversary of the merger if the participant has continued to perform services for ACD, the Company or any of their subsidiaries on such date regardless of whether any milestones is obtained.

        If a participant's service with ACD, the Company or any of their subsidiaries is terminated for cause by the applicable employer, voluntarily by the participant or as a result of death or disability, the participant will forfeit all of the shares subject to the award that were not yet earned and distributed. If the participant's service is terminated for any other reason, the participant will be entitled to receive the shares subject to the award with respect to any milestones achieved within 12 months following the participant's termination and will forfeit all other shares that were unearned as of the date of termination.

        The 2003 Non-Statutory Stock Option Plan.    On April 15, 2003, the Board of Directors adopted the Company's 2003 Non-Statutory Stock Option Plan. Under the 2003 plan, directors, officers, employees and consultants of the Company are eligible to be granted options to purchase shares of the Company's common stock. Only non-statutory stock options, which do not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the 2003 plan. As of December 31, 2003, the Company was authorized to issue up to 1,500,000 shares pursuant to options granted under the 2003 plan, subject to adjustment in certain instances (including stock splits, stock dividends, business combinations or other changes in capitalization). As of December 31, 2003, options to purchase 1,438,300 shares of common stock were outstanding under the 2003 plan.

        The 2003 plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is charged with selecting the eligible persons to whom options will be granted and determines the number of shares subject to the option, exercise prices, vesting periods and other terms applicable to each option.

        Options granted under the 2003 plan generally vest and become exercisable over four years, and may be exercised at any time after they vest but before their expiration date. Options will generally terminate (i) 12 months after the death or employment termination due to disability of an option holder and (ii) 90 days after termination of an option holder's service for any other reason other than for disability or due to the option holder's death. However, no option may be exercised more than ten years after the grant date.

        In the event the Company is merged with or into another corporation, or all or substantially all of the Company's assets are sold, the 2003 plan provides for each outstanding option to be assumed or an equivalent option or right to be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option, the option will automatically vest and become exercisable in full for a period determined by the compensation committee, after which time the option will terminate.

        A summary of activity under the Plans follows:

	Shares Available for Grant	Number of shares	Weighted average exercise price
Options Outstanding, December 31, 2000	155,035	15,174,724	$7.54
Options Authorized in 2001	5,062,760	—	$—
Options Granted	(3,326,957)	3,326,957	$19.77
Options Exercised	—	(5,363,601)	$3.48
Options Forfeited or Expired	559,663	(559,663)	$13.79

Options Outstanding, December 31, 2001	2,450,501	12,578,417	$12.22
Options Authorized in 2002	4,372,167	—	$—
Options Granted	(4,977,723)	4,977,723	$19.46
Options Exercised	—	(1,717,899)	$5.38
Options Forfeited or Expired	915,326	(915,326)	$18.40

Options Outstanding, December 31, 2002	2,760,271	14,922,915	$15.05
Options Authorized in 2003	5,887,041
Options Granted	(4,866,309)	4,866,309	$25.03
Options Exercised		(4,490,195)	$12.27
Options Forfeited or Expired	681,900	(681,900)	$20.55

Options Outstanding, December 31, 2003	4,462,903	14,617,129	$18.97

        The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding
				Options Exercisable
			Weighted Average Remaining Contractual Life
Range of exercise Price	Outstanding at December 31, 2003	Weighted Average Exercise Price		Exercisable at December 31, 2003	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$0.06 - $ 0.06	36,519	$0.06	4.8	36,519	$0.06
$0.25 - $ 0.25	27,764	$0.25	5.1	27,764	$0.25
$0.85 - $ 0.85	88,885	$0.85	1.8	88,885	$0.85
$1.71 - $ 2.50	197,303	$2.28	3.8	197,054	$2.28
$3.39 - $ 4.71	920,116	$4.30	5.4	920,116	$4.30
$5.65 - $ 5.65	5,785	$5.65	4.4	5,785	$5.65
$9.38 - $13.61	1,660,131	$11.74	6.5	1,269,637	$11.47
$14.23 - $21.31	7,534,310	$18.34	8.2	2,368,827	$17.79
$21.85 - $32.67	3,657,867	$26.23	8.6	779,747	$24.44
$34.40 - $45.21	488,449	$39.23	9.6	33,958	$42.91

$0.06 - $45.21	14,617,129	$18.97	7.9	5,728,292	$14.27

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

        Total shares purchased under the plan were 261,103, 182,437 and 118,223 in 2003, 2002 and 2001, respectively. At December 31, 2003, there were 3,272,754 shares available for purchase under the plan.

NOTE 17—DEFERRED STOCK COMPENSATION

        In connection with the grant of certain stock options and restricted common stock to employees, non-employees and members of the Board of Directors and in connection with certain acquisitions (see Note 6), the Company recorded net deferred stock compensation of $0.3 million, $8.7 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, representing the fair value of restricted stock and the difference between the fair value of common stock and the option exercise price of options at the date of grant. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the related restricted stock and options. The Company recorded stock compensation expense of $4.3 million, $3.1 million and $5.2 million for the year ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, approximately $7.8 million remained to be amortized over the corresponding vesting period of each respective option or restricted share, generally four to five years.

NOTE 18—401(K) PLAN

        On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan (the "401(k) Plan"), a cash-or-deferred arrangement, which covers the Company's eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by the Company, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions the Company may make are expected to be deductible by the Company. The Company's eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to fifty percent (50%), subject to the maximum statutorily prescribed annual limit of $12,000 for participants under age 50 and $14,000 for participants age 50 and over for the year ended December 31, 2003 and $11,000 for participants under age 50 and $12,000 for participants age 50 and over for the year ended December 31, 2002, and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. Commencing with the plan year beginning January 1, 2001, the Company elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 and $3,000 for the 2003 and 2002 plan years, respectively. The Company's matching contributions are subject to a five-year vesting schedule based upon longevity of employee service with the Company. Matching contributions were $2.1 million, $0.7 million and $0.4 million for 2003, 2002 and 2001, respectively.

NOTE 19—COMMITMENTS AND CONTINGENCIES

Leases:

        The Company leases certain facilities under non-cancelable operating leases which expire at various dates through 2008. The minimum future lease payments under the leases at December 31, 2003 are as follows:

(in thousands)
Years ending December 31:
2004	$10,154
2005	8,057
2006	4,969
2007	2,105
2008 and after	439

Total minimum lease payments	$25,724

        Rent expense for the years ended December 31, 2003, 2002 and 2001 was $11.5 million, $6.5 million and $3.8 million, respectively.

Investment Commitments:

        As of December 31, 2003, the Company had invested a total of $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Purchase Commitments

        The Company is obligated to purchase raw materials and work-in-process inventory under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the operations or financial condition of the Company. As of December 31, 2003 total open commitments under these purchase orders are approximately $2.3 million.

Litigation:

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the Company's initial public offering registration statement contained untrue statements of material fact and omitted to state material facts required to be stated in the registration statement, or necessary to make the statements therein not misleading. A proposal has been made for the settlement and release of claims against the issuer defendants, including UTStarcom. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against UTStarcom continues, UTStarcom believes it has valid defenses and intends to defend the case vigorously. The Company is unable to currently estimate the loss, if any, associated with the above litigation.

        The Company is a party to other litigation matters and claims which are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

NOTE 20—OPERATING RISKS

Financial Risks:

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $346.2 million and $141.7 million of the Company's cash and short term investments was on deposit in foreign accounts at December 31, 2003 and 2002, respectively. The Company invests excess cash in highly liquid investments with original maturities of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

Concentration of Credit Risk and Major Customers:

        The table below outlines the Company's sales to and the accounts receivable balances at December 31, 2002 of its largest customers:

For the year ended December 31,	% of Net Sales	% of Accounts Receivable
2003
Customer A	11%	3%
2002
Customer B	18%	6%
Customer C	13%	0%
2001
Customer B	28%	29%
Customer D	10%	8%

        Approximately 76%, 84% and 90% of the Company's net sales during 2003, 2002 and 2001, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $304.0 million and $238.0 million, respectively, as of December 31, 2003 and 2002. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

        Approximately 86%, 84% and 90% of the Company's sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

        Approximately 10%, 13% and 3% of the Company's sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan's economy may influence the Company's business, financial condition and results of operations.

NOTE 21—SEGMENT REPORTING

        The Company sells wireless, wireline and switching platforms to operators in both fast growth and established telecommunications markets around the world. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets.

        China sales accounted for 86% and 84% of net sales for 2003 and 2002, respectively. During 2003, the provincial-level telecommunications service entities continued to consolidate telecommunications purchasing decisions by province. As a result of this consolidation trend, all customers were grouped together by province, and each province is treated as one customer. At December 31, 2003 and 2002, there were approximately 31 such customers. Giving effect to this consolidation, in 2003, the Hei Long Jiang province accounted for 11% of net sales. In 2002, sales to the Zhejiang province accounted for 18% and sales to Softbank BB Corporation ("SBBC") accounted for 13% of net sales. In 2001, sales to the Zhejiang and Guangdong provinces accounted for 28% and 10% of net sales, respectively.

        Geographical area and product sales data are as follows (in thousands):

	Years ended December 31,
	2003		2002		2001
	(in thousands)
Sales by region
China	$1,679,966	86%	$822,299	84%	$565,880	90%
Japan	194,894	10%	130,104	13%	16,303	3%
Other	89,472	4%	29,403	3%	44,657	7%

TOTAL NET SALES	$1,964,332	100%	$981,806	100%	$626,840	100%

Sales by product line
Wireless infrastructure	$719,700	37%	$447,096	46%	$376,538	60%
Subscriber handsets	968,192	49%	376,805	38%	187,902	30%
Wireline products	276,440	14%	157,905	16%	62,400	10%

TOTAL NET SALES	$1,964,332	100%	$981,806	100%	$626,840	100%

        Long-lived assets by geography are as follows (in thousands):

	December 31, 2003	December 31, 2002
U.S.	$156,942	$43,600
Foreign	175,067	104,731

Total long-lived assets	$332,009	$148,331

NOTE 22—RELATED PARTY TRANSACTIONS

        The Company recognized revenue of $184.4 million, $123.0 million and $13.9 million during the years ended December 31, 2003, 2002 and 2001, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO BB!". The Company provides ADSL technology to SBBC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at December 31, 2003 and 2002 were $43.9 million and $0.8 million, respectively, related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at December 31, 2003 and 2002.

        The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates. See Note 10.

        On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company's common stock for a period of one year, subject to a number of exceptions.

As of December 31, 2003, SOFTBANK America Inc. beneficially owned approximately 14.1% of the Company's outstanding stock.

        On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK America, Inc. Under the terms of the agreement the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK America, Inc. SOFTBANK BB CORP. will continue to service such modems and modem rental agreements. The Company's loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. The Company's recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During 2003, the Company recorded $0.5 million in interest income in respect of this loan. The loan receivable at December 31, 2003 was approximately $11.2 million and is included in other long-term assets.

NOTE 23—SUBSEQUENT EVENT

        On January 14, 2004, the Company sold 12.1 million shares of common stock at $39.25 per share to Banc of America Securities, LLC, for net proceeds of approximately $474.2 million. The Company intends to use the net proceeds for strategic and general corporate purposes, including, but not limited to, acquisitions, investments, working capital or capital expenditures.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Quarterly financial data for the periods indicated are as follows:

	Quarter ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share amounts)
Revenues	$643,596	$584,382	$405,834	$330,520	$301,095	$265,513	$231,508	$183,690
Gross profit	$199,877	$186,102	$137,504	$112,685	$101,101	$92,817	$85,912	$65,642
Net income	$66,356	$59,140	$39,412	$37,343	$33,852	$30,749	$25,735	$17,526
Net earnings per share:*
Basic	$0.64	$0.58	$0.39	$0.35	$0.32	$0.28	$0.23	$0.16
Diluted	$0.52	$0.46	$0.33	$0.33	$0.30	$0.27	$0.22	$0.15

*
Net earnings per share is computed independently for each of the quarters presented and, therefore, the sum of the quarterly net earnings per share may not equal the annual earnings per share.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report (the "Evaluation Date"), believe that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company.

  (b)
  Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF UTSTARCOM, INC.

        The information required by Item 401 of Regulation S-K concerning our directors is incorporated by reference from the information in the section entitled "Proposal One—Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2004 (the "Proxy Statement"). The required information concerning our executive officers is contained in the section entitled "Management—Executive Officers."

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

        We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. Such code of ethics is available, free of charge, to any stockholder who sends a request for a paper copy to: UTStarcom, Inc. 1275 Harbor Bay Parkway, Alameda, California 94502, Attn: Legal Department.

        We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at www.utstar.com.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this section is incorporated by reference from the information in the sections entitled "Proposal One—Election of Directors—Directors' Compensation," "Management—Executive Compensation," "Management—Employment Contracts and Change of Control Arrangements" and "Management—Compensation Committee Interlocks and Insider Participation" in the Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The required information concerning our equity compensation plans is contained in the section entitled "Item 5—Market for UTStarcom, Inc.'s Common Equity and Related Stockholder Matters" in Part II of this Form 10-K.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this section is incorporated by reference from the information in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information appearing under the heading "Principal Accountant Fees and Services" in the Proxy Statement is incorporated by reference.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  (1)    Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 61 of this Form 10-K.

    (2)    Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 61 of this Form 10-K.

Exhibit Number	Description
3.1(16)	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.
3.2(17)	First Amended and Restated Bylaws of UTStarcom, Inc., as amended.
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2(1)	Specimen Common Stock Certificate.
4.3(1)	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.
4.4(12)	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
4.5(12)	Registration Rights Agreement between UTStarcom, Inc. and the Initial Purchasers named therein dated as of March 12, 2003.
4.6(16)	Registration Rights Agreement, dated as of June 30, 2003, by and among UTStarcom, Inc. and the shareholders of RollingStreams Systems, Ltd.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1992 Omnibus Equity Incentive Plan and form of related agreement.
10.3(1)	1995 Stock Plan and forms of related agreements.
10.4(1)	1997 Stock Plan, as amended, and forms of related agreements.
10.5(1)	2000 Employee Stock Purchase Plan and forms of related agreements.

10.6(1)	Common Stock Purchase Warrant dated February 5, 1998 between UTStarcom, Inc. and Lintech Limited.
10.7(1)	Common Stock Purchase Warrant dated September 20, 1999 between UTStarcom, Inc. and Talent Group International, Ltd.
10.17(1)*	Loan Agreement dated June 15, 1998 between UTStarcom, Inc. and SOFTBANK Corp.
10.18(a)(1)*	Loan Agreement dated March 9, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(b)(1)*	Loan Agreement dated June 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(c)(1)*	Loan Agreement dated June 29, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(d)(1)*	Loan Agreement dated July 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(e)(1)*	Loan Agreement dated July 14, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(f)(1)*	Loan Agreement dated July 21, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(g)(1)*	Loan Agreement dated August 5, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(h)(1)*	Loan Agreement dated August 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(i)(1)*	Loan Agreement dated September 2, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(j)(1)*	Loan Agreement dated September 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.22(1)	Lease dated December 23, 1997 between UTStarcom, Inc. and Tech Center Partners.
10.23(1)	Lease Agreement dated April 1995, as amended, between UTStarcom, Inc. and Metro Park Associates.
10.24(1)	Lease Agreements dated December 31, 1997 and May 14, 1998 between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong Southern Telecom Group Huizhou Company.
10.25(1)	Lease Contract dated December 15, 1996 between UTStarcom (Hangzhou) Telecommunications Co., Ltd. and Yile Village, Gudang Township.
10.28(1)	Payment Agent Contract dated June 11, 1998 among UTStarcom, UTStarcom (China) Ltd, Softbank Corporation and Jitong Communication Co., Ltd.
10.29(1)	Agreement on Termination of Contract dated August 30, 1999 among UTStarcom, Inc., UTStarcom (China) Ltd., Softbank Corporation and Jitong Communication Co., Ltd.
10.30(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.31(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.

10.39(2)*	Technical Collaboration Agreement between Sharp Corporation and UTStarcom, Inc., dated March 31, 2000.
10.40(2)*	Parts Supply Agreement between Sharp Corporation and UTStarcom, Inc. undated.
10.41(3)*	Joint Venture Agreement between SOFTBANK Corporation and UTStarcom, Inc. dated May 29, 2000.
10.42(3)*	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.
10.43(3)*	Supply Agreement between Matsushita Electric Industrial Co., Ltd., Matsushita Communications Industrial Co., Ltd., and UTStarcom, Inc. dated April 1, 2000.
10.54(8)*	Software License Agreement between UTStarcom, Inc. and DDI Corporation, Inc. dated October 4, 2000.
10.55(8)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunication D'Haiti S.A.M., dated December 5, 2000.
10.56(4)*	Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited dated July 24, 2000.
10.57(4)*	Amendment No.1 to July 24, 2000 Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited, dated March 2, 2001.
10.58(4)*	Loan Agreement between China Merchant Bank and UTStarcom (China) Co., Ltd., dated March 14, 2001.
10.59(4)*	Technical Service Agreement between UTStarcom (China) Co., Ltd. and Hainan Xinhuangpu Investment Co., Ltd., dated August 18, 2000.
10.60(4)*	Assets Transfer Agreement between Hainan Xinhuangpu Investment Co., Ltd. and UTStarcom (China) Co., Ltd., dated August 18, 2000.
10.61(4)*	Equity Transferring Agreement between Zhe Jiang Nantian Telecommunication Development Group Share Company and UTStarcom, dated February 5, 2001.
10.65(6)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunications D'Haiti S.A.M. dated as of April 12, 2001.
10.66(5)	Amended 2001 Director Option Plan.
10.67(7)*	Purchase Contract between UTStarcom Inc. and Softbank BB Corporation, dated October 9, 2001.
10.68(9)	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and China Everbright Bank, Chaoyang Branch, Beijing, dated November 30, 2001.
10.71(9)	Lease Agreement between UTStarcom, Inc. and Legend Tech., dated September 12, 2001.
10.73(10)	Change of Control Severance Agreement between Gerald Soloway and UTStarcom, Inc. dated April 12, 2002.
10.74(10)	Change of Control Severance Agreement between Howard Kwock and UTStarcom, Inc. dated April 12, 2002.
10.75(10)	Change of Control Severance Agreement between Michael J. Sophie and UTStarcom, Inc. dated April 12, 2002.

10.78(11)*	Professional Services Agreement between UTStarcom, Inc. and N. Lohr Bangle, Jr. dated as of September 10, 2002.
10.80(11)*	Joint Venture Contract between UTStarcom Telecom Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd. dated as of July 5, 2002.
10.82(14)*	Joint Development Agreement between Datang Mobile Communications Equipment Co., Ltd and UTStarcom (China) Co., Ltd. dated November 22, 2002.
10.83(14)*	Broadband Access Network General Terms and Conditions between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.84(14)*	Broadband Access Equipment Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.85(14)*	Broadband Access Services Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.86(14)*	Broadband Access Software Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.87(13)*	Equipment Purchase Agreement, dated as of February 4, 2003, by and between Tata Teleservices Limited and UTStarcom, Inc.
10.88(15)	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan
10.89	Change of Control Severance Agreement, dated as of January 17, 2003, by and between Hong Liang Lu and UTStarcom, Inc.
10.90	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Ying Wu and UTStarcom, Inc.
10.91	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Shao-Ning Chou and UTStarcom, Inc.
10.92	Change of Control Severance Agreement, dated as of January 31, 2003, by and between William X. Huang and UTStarcom, Inc.
10.93**	Distributor Agreement, dated as of October 21, 2003, by and between UTStarcom, Inc. and Multidata.
10.94**	Amendment #1 to Distributor Agreement, dated as of December 17, 2003, by and between UTStarcom, Inc. and Multidata.
10.95**	Revenue Sharing Purchase Agreement, dated as of October 21, 2003 by and between UTStarcom, Inc. and Multidata.
10.96**	Amendment #1 to Revenue Sharing Purchase Agreement, dated as of December 17, 2003, by and between UTStarcom, Inc. and Multidata.
21.1	Subsidiaries of UTStarcom.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

**
Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC concurrently with the filing of this Annual Report on Form 10-K.

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

(6)
Incorporated by reference to the registrant's Registration Statement on Form S-3, which became effective July 18, 2001.

(7)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(9)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

(10)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(11)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(12)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(13)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003.

(14)
Incorporated by reference to the registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002.

(15)
Incorporated by reference to the registrant's Registration Statement on Form S-8, which was filed on September 15, 2003.

(16)
Incorporated by reference to the registrant's Current Report on Form 8-K, which was filed on December 12, 2003.

(17)
Incorporated by reference to the registrant's Current Report on Form 8-K, which was filed on January 13, 2004.

(b)
Reports on Form 8-K:

1.
On December 12, 2003, UTStarcom filed with the SEC a Current Report on Form 8-K (dated December 12, 2003) under Items 5 and 7 in connection with its revised risk factors.

(c)
Exhibits

        See Item 15(a)(3) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

UTSTARCOM, INC.
Date: March 8, 2004	By:	/s/ MICHAEL J. SOPHIE
	Name:	Michael J. Sophie
	Title:	Senior Vice President of Finance and Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HONG LIANG LU Hong Liang Lu	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors	March 8, 2004
/s/ MICHAEL J. SOPHIE Michael J. Sophie	Senior Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	March 8, 2004
/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 8, 2004
/s/ LARRY D. HORNER Larry D. Horner	Director	March 8, 2004
/s/ MASAYOSHI SON Masayoshi Son	Director	March 8, 2004
/s/ THOMAS J. TOY Thomas J. Toy	Director	March 8, 2004
/s/ YING WU Ying Wu	Executive Vice President, Chief Executive Officer, China Operations and Director	March 8, 2004

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of UTStarcom, Inc.:

        Our audits of the consolidated financial statements referred to in our report dated February 27, 2004 also included an audit of the financial statement schedules in this Annual Report on Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 27, 2004

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED)

REGISTRANT BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$71,230	$117,003
Short-term investments	9,139	80,662
Accounts receivable, net of allowances for doubtful accounts	522,267	234,917
Inventories	15,427	9,668
Deferred costs/Inventories at customer sites under contracts	38,308	28,296
Income tax receivable	5,930	—
Prepaids	2,605	4,907
Restricted cash and short-term investments	20,461	9,779
Deferred tax assets	14,038	13,638
Other current assets	962	4,359

Total current assets	700,367	503,229
Property, plant and equipment, net	32,031	12,254
Note receivable	11,222
Investment in affiliated companies	500,036	346,645
Goodwill	98,015	43,542
Intangible assets, net	46,651	5,014
Deferred tax assets	5,192	9,335
Other long-term assets	17,524	6,076

Total assets	$1,411,038	$926,095

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,256	$113,180
Income taxes payable	—	6,099
Customer advances	13,940	17,141
Deferred revenue	24,966	1,793
Other	36,196	21,487

Total current liabilities	131,358	159,700

Long-term debt	402,500	—
Stockholders' equity:
Common stock: $.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 104,272,477 and 106,787,908 at December 31, 2003 and 2002, respectively	131	135
Additional paid-in capital	653,624	658,546
Deferred stock compensation	(7,761)	(11,766)
Retained earnings	229,777	120,520
Receivable from stockholders	—	(282)
Accumulated other comprehensive income (loss)	1,409	(758)

Total stockholders' equity	877,180	766,395

Total liabilities and stockholders' equity	$1,411,038	$926,095

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED)

CONDENSED INFORMATION AS TO THE
RESULTS OF OPERATIONS
OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2003	2002	2001
Net sales	$1,009,259	$359,265	$351,373
Cost of sales	775,691	309,544	294,995

Gross profit	233,568	49,721	56,378
Operating expenses:
Selling, general and administrative	57,666	38,793	25,199
Research and development	46,588	9,146	56,937
In-process research and development costs	10,686	670	4,720
Amortization of intangible assets	8,370	2,395	7,440

Total operating expenses	123,310	51,004	94,296

Operating income	110,258	(1,283)	(37,918)
Interest income	2,709	4,454	7,832
Interest expense	(4,142)	(16)	(644)
Other income (expenses), net	(18,404)	18,964	(1,737)
Equity in net income of affiliated companies	151,393	98,396	99,506

Income before income taxes	241,814	120,515	67,039
Income tax expense	39,563	12,653	10,085

Net income	$202,251	$107,862	$56,954

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED)
CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT
(In thousands)

	Years ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$202,251	$107,862	$56,954
Adjustments to reconcile net income to net cash used in operating activities:
Gain or change in ownership interest in subsidiary	—	—	(277)
Depreciation and amortization	25,235	13,202	15,218
Non-qualified stock option exercise tax benefits	14,505	6,538	15,311
In-process research and development costs	10,686	670	4,720
Impairment of long-term investments	75	4,442	3,376
Loss on sale of assets	620	449	527
Warrants adjustment to fair value	(424)	—	—
Loss on sale of investment	73	—	—
Amortization of debt issuance costs	1,953	—	—
Deferred income taxes	3,743	(6,980)	(8,173)
Allowance for doubtful accounts	813	124
Inventory reserve	3,328	5,446	11,143
Stock compensation expense	4,302	3,100	5,201
Equity in net income of affiliated companies	(152,248)	(95,608)	(97,816)
Changes in operating assets and liabilities:
Accounts receivable	(288,163)	(120,122)	(10,288)
Inventories	(2,742)	(9,626)	(11,583)
Deferred costs/Inventories at customer sites under contracts	(10,012)	(18,815)	4,385
Other current and non-current assets	(4,552)	(10,459)	(10,887)
Accounts payable	(56,924)	98,947	(7,440)
Income taxes payable	(6,099)	(1,356)	3,459
Customer advances	(3,201)	14,511	(4,935)
Deferred revenue	13,505	(4,451)	2,352
Other current liabilities	10,637	4,649	2,956

Net cash used in operating activities	(232,639)	(7,477)	(25,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(29,745)	(980)	(19,853)
Investment in affiliates, net of cash acquired	(8,920)	(27,447)	(18,135)
Acquisition of business, net of cash acquired	(111,720)	(17,705)	—
Purchase of intangible assets	(2,340)	—	(1,078)
Issuance of note receivable to related party	(10,071)	—	—
Purchase of short-term investments	(10,775)	(85,688)	(89,625)
Sales of short-term investments	93,246	89,916	87,516

Net cash used in investing activities	(80,325)	(41,904)	(41,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	58,878	40,928	160,550
Repurchase of stock	(139,609)	(72,929)	—
Proceeds (payments) from borrowing, net	391,431	—	(5)
Purchase of convertible bond hedge and call option	(43,792)	—	—
Proceeds from stockholder notes	282	99	(67)

Net cash provided by (used in) financing activities	267,190	(31,902)	160,478

Effects of exchange rates on cash	1	1	(26)

Net increase (decrease) in cash and cash equivalents	(45,773)	(81,282)	93,480
Cash and cash equivalents at beginning of period	117,003	198,285	104,805

Cash and cash equivalents at end of period	$71,230	$117,003	$198,285

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

        UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, intercompany transactions have not been eliminated. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended December 31, 2003. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

SCHEDULE II

UTSTARCOM, INC.
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2003, 2002 and 2001.

Description	Balance at beginning of the period	Additions charged to costs and expenses	Deductions	Balance at end of the period
Year ended December 31, 2003
Allowance for doubtful accounts	$26,250	$5,025	$103	$31,172
Accrued product warranty costs	$13,297	$37,904	$24,934	$26,267
Tax valuation allowance	$4,964	$0	$4,964	$0
Year ended December 31, 2002
Allowance for doubtful accounts	$19,053	$7,434	$237	$26,250
Accrued product warranty costs	$6,271	$15,156	$8,130	$13,297
Tax valuation allowance	$4,787	$177	$0	$4,964
Year ended December 31, 2001
Allowance for doubtful accounts	$12,835	$6,218	$—	$19,053
Accrued product warranty costs	$3,133	$6,792	$3,654	$6,271
Tax valuation allowance	$4,153	$634	$0	$4,787

QuickLinks

UTSTARCOM, INC. TABLE OF CONTENTS
PART I ADDITIONAL INFORMATION
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
FACTORS AFFECTING FUTURE OPERATING RESULTS RISKS RELATED TO OUR COMPANY
RISKS RELATED TO CONDUCTING BUSINESS IN CHINA
RISKS RELATED TO OUR STOCK PERFORMANCE AND CONVERTIBLE DEBT SECURITIES
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS
UTSTARCOM, INC. CONSOLIDATED BALANCE SHEETS (In thousands)
UTSTARCOM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
UTSTARCOM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A—CONTROLS AND PROCEDURES
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF UTSTARCOM, INC.
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES
  SCHEDULE I
UTSTARCOM, INC. (UNCONSOLIDATED) REGISTRANT BALANCE SHEETS (in thousands, except share and per share data)
  SCHEDULE I
UTSTARCOM, INC. (UNCONSOLIDATED) CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT (in thousands)
  SCHEDULE I
UTSTARCOM, INC. (UNCONSOLIDATED) CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT (In thousands)
  SCHEDULE I
UTSTARCOM, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS
  SCHEDULE II
UTSTARCOM, INC. Valuation and Qualifying Accounts and Reserves For the Years Ended December 31, 2003, 2002 and 2001.