Form 10-Q
period 2004-03-31
UTSTARCOM INC
filed 2004-05-10
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 4, 2004 there were 113,795,336 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$724,939	$373,974
Short-term investments	41,330	48,617
Accounts receivables, net of allowances for doubtful accounts of $37,084 and $31,172 at March 31, 2004 and December 31, 2003, respectively
Accounts receivables, related parties	29,797	43,944
Notes receivable	43,824	11,362
Inventories	318,079	257,038
Deferred costs/Inventories at customer sites under contracts	426,240	558,977
Prepaids	114,669	136,262
Restricted cash and short-term investments	30,864	24,404
Other current assets	54,628	52,408
Total current assets	2,187,047	1,831,907
Property, plant and equipment, net	200,762	186,076
Long-term investments	24,101	24,066
Goodwill	100,180	100,180
Intangible assets, net	42,878	45,753
Other long-term assets	40,836	38,976
Total assets	$2,595,804	$2,226,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,017	$251,176
Income taxes payable	26,397	16,780
Customer advances	302,255	458,654
Deferred revenue	57,209	44,958
Other current liabilities	175,857	173,139
Total current liabilities	849,735	944,707

Convertible subordinated notes	402,500	402,500
Total liabilities	1,252,235	1,347,207

Commitments and contingencies (Note 17)
Minority interest in consolidated subsidiaries	610	560
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 114,368,691 and 104,272,477 at March 31, 2004 and December 31, 2003, respectively	144	131
Additional paid-in capital	1,115,113	653,624
Deferred stock compensation	(7,484)	(7,761)
Retained earnings	231,326	229,777
Accumulated other comprehensive income	3,860	3,420
Total stockholders’ equity	1,342,959	879,191
Total liabilities, minority interest and stockholders’ equity	$2,595,804	$2,226,958

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended March 31,
	2004	2003

Net sales
Unrelated parties	$610,731	$272,004
Related parties	11,561	58,516
	622,292	330,520

Cost of sales	446,258	217,835
Gross profit	176,034	112,685
Operating expenses:
Selling, general and administrative	66,943	37,583
Research and development	45,658	26,812
In-process research and development	—	1,320
Amortization of intangible assets	2,973	695
Total operating expenses	115,574	66,410

Operating income	60,460	46,275
Interest income	1,354	943
Interest expense	(1,082)	(639)
Other income, net	8,785	4,186
Equity in loss of affiliated companies	(997)	(975)
Income before income taxes and minority interest	68,520	49,790
Income tax expense	13,704	12,447
Minority interest in earnings of consolidated subsidiaries	(50)	—

Net income	$54,766	$37,343

Basic earnings per share	$0.48	$0.35

Diluted earnings per share	$0.40	$0.33

Weighted average shares used in per-share calculation:

• Basic	114,614	107,358

• Diluted	139,325	111,953

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,766	$37,343
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,438	7,910
Non-qualified stock option exercise tax benefits	2,862	1,449
Net loss on sale of assets	190	47
In-process research and development costs	—	1,320
Amortization of debt issuance costs	582	201
Warrants adjustment to fair value	226	80
Loss on sale of investment	—	80
Net gain on long-term investments	(34)	—
Stock compensation expense	77	715
Provision for doubtful accounts	6,252	8,214
Inventory provision	9,439	2,495
Equity in loss of affiliated companies	997	975
Deferred income taxes	(2,236)	(842)
Minority interest in earnings of consolidated subsidiary	50	—
Changes in operating assets and liabilities:
Accounts receivable	(69,862)	(41,431)
Inventories	(70,480)	(131,067)
Deferred costs/Inventories at customer sites under contracts	132,737	(241,230)
Other current and non-current assets	(13,279)	(52,095)
Accounts payable	36,841	219,905
Income taxes payable	9,617	5,922
Customer advances	(156,399)	87,245
Deferred revenue	12,251	5,715
Other current liabilities	1,671	12,206
Net cash used in operating activities	(27,294)	(74,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(27,740)	(15,169)
Investment in affiliates	(1,000)	(3,074)
Purchase of businesses, net of cash acquired	—	(1,292)
Purchase of intangible assets	(125)	—
Change in restricted cash	(58)	(2,377)
Purchase of short-term investments	(50,575)	(16,319)
Proceeds from sale of short-term investments	51,460	91,876
Net cash (used in) provided by investing activities	(28,038)	53,645
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	9,224	4,026
Purchase of bond hedge and call option	—	(43,792)
Net proceeds from borrowing	—	391,431
Repurchase of stock	(78,155)	—
Proceeds from equity offering	474,554	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	405,623	351,665
Effect of exchange rate changes on cash	674	(270)
Net increase in cash and cash equivalents	350,965	330,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	373,974	231,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$724,939	$562,141

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                                      BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies are accounted for using the cost or equity method, as applicable.

The accompanying financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2003 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, and SEC Staff Accounting Bulletin No. 104 “SAB 104.” Multiple element arrangements primarily involve the sale of Personnel Access Systems (“PAS”), a family of wireless access handsets, wireless consumer products and core infrastructure equipment or Internet Protocol-based PAS (“iPAS”) wireless access systems that employ micro cell radio technology and specialized handsets, allowing service providers to offer subscribers both mobile and fixed access to telephone services. These multiple element arrangements include the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and the vendor is in control of the undelivered element(s).

Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and the Company is entitled to the full payment. The Company will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, the Company does not recognize revenue when cash payments are received from customers for transactions that do not have the customer’s final acceptance. The Company records these cash receipts as customer advances, and defers revenue recognition until final acceptance is received.

Where multiple elements exist in an arrangement that includes software and the software is considered more than incidental to the equipment or services in the arrangement, software and software-related elements are recognized under the provisions of Statement of Position 97-2, as amended, and Emerging Issues Task Force Issue No. 03-05. The Company allocates revenues to each element of software arrangements based on vendor-specific objective evidence (“VSOE”). VSOE of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company recognizes revenue for system integration, installation and training upon completion of performance if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all periods.

The Company also sells products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”). The Company has developed reasonable estimates for stock exchanges. Estimates are derived from historical experience with similar types of sales of similar products.

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

Because of the nature of doing business in China and other emerging markets, the Company’s billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not booked until the Company recognizes the related customer revenue.  Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained.

The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to three years from the time of final acceptance. The Company provides for the expected cost of product warranties at the time that revenue is recognized, based on an assessment of past warranty experience.

3.                                      EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income available to holders of common stockh by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined by adjusting net income as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of employee stock options, a written call option, warrants and convertible subordinated notes.

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Numerator:

Net income (for basic EPS computation)	$54,766	$37,343

Effect of Dilutive Securities 7/8% Convertible Subordinated Notes	917	—

Net income adjusted for dilutive securities	$55,683	$37,343

Denominator:

Shares used to compute basic EPS	114,614	107,358
Dilutive common stock equivalent shares:
Stock options	6,326	3,937
Written call option	1,046	—
Conversion of convertible subordinated notes	16,919	—
Warrants	30	28
Other	390	630
Shares used to compute diluted EPS	139,325	111,953
Basic earnings per share	$0.48	$0.35
Diluted earnings per share	$0.40	$0.33

Certain potential shares related to employee stock options and warrants outstanding during the three months ended March 31, 2004 and 2003 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the Company’s common stock during the period and, accordingly, their effect is anti-dilutive. For the three months ended March 31, 2004 and 2003, these shares totaled 1.6 million with a weighted average exercise price of $38.04 per share and 5.6 million shares with a weighted average exercise price of $21.80 per share, respectively. The Company has outstanding warrants for issuance of 32,000 shares at the exercise price of $2.50 per share.

On March 31, 2004, each of the Company’s 7/8% convertible subordinated notes outstanding was eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s stock price exceeds a specified threshold. At March 31, 2004, the closing price of the Company’s common stock exceeded the specified threshold, which had the effect of increasing the denominator for diluted earnings per share by 16.9 million. Additionally, during the three months ended March 31, 2004, the average price of the Company’s stock exceeded the specified strike prices of the convertible bond hedge and call option transactions that the Company entered into to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. Using the treasury stock method, under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), this would have the effect of decreasing the denominator for diluted earnings per share by 5.1 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 1.0 million shares for the call option transaction. However, only the dilutive effect of the 1.0 million shares with respect to the call option transaction is included in the Company’s diluted earnings per share calculation above. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

The net income for the diluted EPS computation reflects the reduction in interest expense of $0.9 million for the three months ended March 31, 2004, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

4.                                      STOCK-BASED COMPENSATION:

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock- Based Compensation” (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option.

The fair value of warrants, options or stock exchanged for services from non-employees is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Basic
Net income:
As reported	$54,766	$37,343

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	499

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(7,966)	(6,315)

Pro forma net income	$46,855	$31,527

Basic income per share:
As reported	$0.48	$0.35
Pro forma	$0.41	$0.29

Diluted
Net income:
As reported	$54,766	$37,343

Effect of dilutive securities 7/8% Convertible subordinated notes	917	—

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	499

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(7,966)	(6,315)

Pro forma net income	$47,772	$31,527

Diluted income per share:
As reported	$0.40	$0.33
Pro forma	$0.35	$0.29

5.                                      COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$54,766	$37,343
Unrealized gains (losses) on investments	(233)	574
Change in cumulative translation adjustments	674	(34)
Total comprehensive income	$55,207	$37,883

6.                                      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. All of the Company’s short-term investments are classified as available-for-sale. There were no available-for-sale securities included in cash and cash equivalents at March 31, 2004 or December 31, 2003. Short-term investments, consisting of available-for-sale securities, were $41.3 million and $48.6 million at March 31, 2004 and December 31, 2003, respectively. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income. Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates between three and six months from its customers in China in the normal course of business. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of other current assets and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were zero and $35.5 million of bank notes receivable sold during the three months ended March 31, 2004 and 2003, respectively. These notes are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), has been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. The costs of settling or transferring these notes receivable were insignificant for the three months ended March 31, 2003. Bank notes receivable were $57.0 million and $11.5 million at March 31, 2004 and December 31, 2003, respectively.

7.                                      RESTRICTED CASH AND SHORT-TERM INVESTMENTS:

At March 31, 2004, the Company had restricted cash and short-term investments of $30.9 million primarily comprised of $26.9 million of restricted short-term investments for standby letters of credit and restricted cash of a $3.8 million time deposit required for Japanese tax purposes.  At December 31, 2003, the Company had restricted cash and short-term investments of $24.4 million primarily comprised of $20.5 million of restricted short-term investments for standby letters of credit and restricted cash of a $3.7 million time deposit required for Japanese tax purposes.

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

8.                                      ACCOUNTS AND NOTES RECEIVABLE:

The Company accepts commercial notes receivable with maturity dates between three and six months from its customers in China in the normal course of business. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were zero and $19.3 million of notes receivable sold during the three months ended March 31, 2004 and 2003, respectively. These notes are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. The costs of settling or transferring these notes receivable were $0.1 million for the three months ended March 31, 2003, and were included in other income, net in the Consolidated Statements of Operations. Notes receivable available for sale were $43.8 million and $11.4 million at March 31, 2004 and December 31, 2003, respectively.

9.                                      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Three months ended March 31,
(In thousands)	2004	2003

Cash paid during the period for:
Interest	$1,768	$103
Income taxes	$2,426	$4,833

	Three months ended March 31,
(in thousands)	2004	2003
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$48,988	$29,347

10.                               INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS:

As of March 31, 2004 and December 31, 2003, total inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
	(in thousands)
Inventories
Raw materials	$71,163	$66,753
Work-in-process	41,859	51,116
Finished goods	62,305	48,206
Inventories at customer sites without contracts (finished goods)	142,752	90,963
	$318,079	$257,038

Deferred costs/Inventories at customer sites under contracts
Finished goods	$426,240	$558,977

11.                               STOCKHOLDERS’ EQUITY:

On January 14, 2004, the Company sold 12.1 million shares of common stock at $39.25 per share in a privately negotiated transaction to an institution, for net proceeds of approximately $474.6 million. The net proceeds are intended to fund strategic and general corporate activities, including, but not limited to, acquisitions, investments, working capital or capital expenditures.

On March 12, 2004, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company’s repurchase of up to 5,000,000 shares of its outstanding common stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution.  As of March 31, 2004, the Company repurchased a total of approximately 2.6 million shares under this program at an average price of $30.43 per share, for a total cash outflow of $78.2 million.

The Company had $9.2 million and $4.0 million of net proceeds from the exercise of stock options for the three months ended March 31, 2004 and 2003, respectively.

12.                               DEBT:

The following represents the outstanding borrowings at March 31, 2004 and December 31, 2003 (in thousands):

Note	Rate	Maturity	March 31, 2004	December 31, 2003
Notes Payable	0%	April-June 2004	$1,044	$1
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500	402,500
Total Debt			$403,544	$402,501
Long-term debt			402,500	402,500
Short-term debt			$1,044	$1

The Company has available borrowing facilities of $390.5 million as of March 31, 2004. $336.2 million of these facilities expire in 2004 and $54.3 million of these facilities expire between 2008 and 2010 with an interest rate of 6.21%, and the Company has not guaranteed any debt not included in the consolidated balance sheet.

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to six months and are typically non-interest bearing.  The Company had $1.0 million of these notes at March 31, 2004 included in other current liabilities.

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

Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allows the company to purchase 16,918,873 shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 16,918,873 shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The Company recorded these instruments at cost, and their carrying value at March 31, 2004 approximates their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

13.                               WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows (in thousands):

	Three months ended March 31,
	2004	2003

Beginning of period	$26,267	$13,297
Accruals for warranties issued during the period	9,841	8,283
Adjustments to accruals for changes in estimates	167	(4,552)
Settlements made during the period	(6,751)	(4,504)
Balance at end of period	$29,524	$12,524

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

14.                               LONG-TERM INVESTMENTS:

The Company’s investments are as follows (in thousands):

	March 31, 2004	December 31, 2003
Softbank China	$5,294	$5,308
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,838	1,861
Global Asia Partners L.P.	1,653	1,653
Fiberxon Inc.	3,000	2,000
InterWave Communications International Ltd.	2,795	3,319
Joint Venture with Matsushita	—	517
Others	1,521	1,408

Total	$24,101	$24,066

Softbank China

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded insignificant losses and losses of $0.1 million due to an other than temporary decline in the carrying value of this investment during the three months ended March 31, 2004 and 2003, respectively.

Restructuring Fund

During fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million.

The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. During the three months ended March 31, 2004 the Company recorded insignificant equity losses.  There were no gains or losses for the three months ended March 31, 2003.

Global Asia Partners, L.P.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. During the three months ended March 31, 2004 and 2003, the Company recorded no losses associated with this investment.

Interwave

During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications, International Ltd. Inc., a technology company listed on Nasdaq, for approximately $3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave’s common stock at $0.21 per share. The Company’s holdings were adjusted for a 1:10 reverse stock split on April 30, 2003, and were 0.6 million shares of common stock and warrants to purchase 0.2 million shares of InterWave’s common stock at $2.10 per share. The warrants were valued at $0.5 million at March 31, 2004, using the Black-Scholes option-pricing model. The Company recorded a loss of $0.2 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively, to reflect the decline in the fair value of the warrants. The Company recorded the decrease in the carrying value of these common stock securities of $0.3 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively, in other comprehensive income in equity.

Matsushita

In July, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting. The Company recorded equity losses of $1.0 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.  The equity loss for the quarter ended March 31, 2004 is recorded as a liability.

Other investments

The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on the cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three months ended March 31, 2004 and 2003, there were insignificant valuation adjustments in respect of these private technology investments.

15.                               GOODWILL AND INTANGIBLE ASSETS:

As of March 31, 2004 and December 31, 2003, goodwill and other acquired intangible assets consisted of the following (in thousands):

(in thousands)	March 31, 2004	December 31, 2003

Goodwill	$113,003	$113,003
Less accumulated amortization	(12,823)	(12,823)
	$100,180	$100,180

Identified intangible assets

Existing technology	$26,096	$25,968
Less accumulated amortization	(9,593)	(7,891)
	$16,503	$18,077

Customer relationships	$27,820	$27,820
Less accumulated amortization	(2,318)	(1,623)
	$25,502	$26,197

Trade names	$940	$940
Less accumulated amortization	(392)	(274)
	$548	$666

Backlog	$1,950	$1,950
Less accumulated amortization	(1,625)	(1,137)
	$325	$813

Total intangible assets	$42,878	$45,753

Amortization expense was $3.0 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning the year ended December 31, 2005 through 2009 is $7.7 million, $5.9 million, $5.6 million, $4.0 million and $2.8 million, respectively.

Goodwill remained the same and intangible assets increased by $0.1 million during the three months ended March 31, 2004. This increase was attributable to $0.1 million of purchased technology. The estimated useful life of purchased technology is from one to five years, the estimated useful life of customer relationships is ten years, and the estimated useful lives of backlog and trade names are from one to two years.

16.                               SEGMENT REPORTING:

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

China sales accounted for 92% and 81% of net sales for the three months ended March 31, 2004 and 2003, respectively. The Company groups all of its China customers together by province and treats each province as one customer since that is the level at which purchasing decisions are made. At March 31, 2004 and 2003, there were approximately 31 such customers. Giving effect to this consolidation, for the three months ended March 31, 2004, the Guangdong province accounted for 24% of net sales. For the three months ended March 31 2003, sales to the Hei Long Jiang province accounted for 14%.

Geographical area and product sales data are as follows (in thousands):

	Three months ended March 31,
	2004		2003
Sales by region
China	$570,566	92%	$268,929	81%
Japan	19,427	3%	59,821	18%
Other	32,299	5%	1,770	1%
TOTAL NET SALES	$622,292	100%	$330,520	100%

Sales by product line
Wireless infrastructure	$336,517	54%	$66,201	20%
Subscriber handsets	236,420	38%	139,959	42%
Wireline products	49,355	8%	124,360	38%
TOTAL NET SALES	$622,292	100%	$330,520	100%

Long-lived assets by geography, consisting of property, plant and equipment, goodwill and intangible assets, are as follows (in thousands):

	March 31, 2004	December 31, 2003
U.S.	$150,149	$156,942
Foreign	193,671	175,067
Total long-lived assets	$343,820	$332,009

17.                               COMMITMENTS AND CONTINGENCIES:

Joint Venture Funding:

Pursuant to the joint venture agreement with Matsushita, the Company is jointly liable for the losses incurred in the operations of the joint venture up to the maximum of its investment in the entity.  At March 31, 2004, the losses had exceeded this amount; however, the Company had accrued additional losses of approximately $1.0 million due to its commitment to fund an additional investment of $9.3 million during the second quarter of 2004.

Investment Commitments:

As of March 31, 2004, the Company had invested a total of $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Purchase Commitments:

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from one supplier, all of which should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of March 31, 2004, total open commitments under these purchase orders are approximately $1.0 million.

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

The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

18.                               RELATED PARTY TRANSACTIONS:

The Company recognized revenue of $11.6 million and $58.5 million for the three months ended March 31, 2004 and 2003, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!”. The Company provides ADSL technology to SBBC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at March 31, 2004 and December 31, 2003 were $29.8 million and $43.9 million, respectively, related to this agreement. There were no amounts included in deferred revenue in respect of this agreement at March 31, 2004 and December 31, 2003.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates. See Note 14.

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of March 31, 2004, SOFTBANK America Inc. beneficially owned approximately 12.8% of the Company’s outstanding stock.

19.                               COUNTRY RISKS:

Approximately 92% and 81% of the Company’s net sales for the three months ended March 31, 2004 and 2003, respectively, were made in China. Accordingly, the Company’s business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China and by the general state of China’s economy. As such, the Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Under China’s current regulatory structure, the communications products that the Company offers in China must meet government and industry standards, and a network access license for the equipment must be obtained. Without the license, the equipment may not be connected to public telecommunications networks or sold in China. Moreover, the Company must ensure that the quality of the telecommunications equipment for which it has obtained a network access license is stable and reliable, and may not lower the quality or performance of other installed licensed products. China’s State Council’s product quality supervision department, in concert with China’s Ministry of Information Industry, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

Approximately 3% and 18% of the Company’s sales for the three months ended March 31, 2004 and 2003, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

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

21.          ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Beginning in the first quarter of 2004, the Company hedges certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen. Pursuant to its foreign currency exchange hedging policy, the Company may hedge anticipated transactions and the related payables denominated in foreign currencies using forward foreign currency exchange rate contracts.  Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized liabilities. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three months ended March 31, 2004. The Company’s foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for trading purposes. There were no foreign currency forward contracts held at March 31, 2004.

22.                               RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2003, the EITF issued EITF No. 03-6 “ Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the second quarter beginning April 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

23.                               SUBSEQUENT EVENTS:

On April 21, 2004, the Company entered into an agreement to purchase substantially all of the assets and assume certain liabilities of TELOS Technology, Inc. (“TELOS”) and its subsidiaries.  The transaction includes an initial cash consideration of $29.0 million, with an additional payment of up to $19.0 million based upon recognized revenue from the sale of TELOS products. TELOS is a provider of mobile switching products and services for voice and data communication networks. Closing of the transaction is subject to satisfaction or waiver of certain conditions outlined in the purchase agreement. The transaction has been approved by the boards of directors of both companies and by the stockholders of TELOS.  Approval of the Company’s stockholders is not required.

On April 27, 2004, the Company completed the purchase of the assets, certain employees and certain contracts related to Hyundai Syscomm Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea. In addition, the Company bought substantially all of HSI’s registered intellectual property, which has been licensed back to HSI for its business in Korea.  Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction is approximately $14.3 million.  There was $7.3 million in cash payable at the closing date and an additional $3.0 million in cash payable one year from the closing date.  In conjunction with this transaction, the Company loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan is due in April 2005.  The Company may set-off HSI’s payment obligations against the outstanding $3.0 million of the purchase price.  The remaining $4.0 million of the purchase price is comprised of $2.0 million payable upon the transfer of manufacturing know-how from HSI to our subsidiaries in China and $2.0 million payable upon the completion of certain revenue milestones.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, including our expectations about continuing growth in the number of subscribers for telecommunications products in China; our expectations regarding continued growth in our business and operations; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use our cash, debt or securities to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, and general and administrative expenses; our expectations regarding future growth of our business and operations; our expectation that we will continue to invest significantly in research and development; our expectations regarding the status of products under development; our expectations regarding our future investments; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of a 3G network in China; our expectations regarding the impact of a reorganization of China Netcom; our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China; our expectations regarding the future allocation of net sales by product group; our expectations regarding efficiencies we hope to achieve in supply chain and inventory purchasing, as well as trends in inventory growth; and our expectations regarding our expansion into new markets around the world. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

EXECUTIVE SUMMARY

We design, manufacture and sell telecommunications equipment and products and provide services associated with their operation. Our products are deployed and installed exclusively by telecommunications wireless and wireline service providers. We provide an extensive range of products for transportation of voice, data and video traffic for service providers around the world. Our business is conducted globally in China, Japan, India, the Central and Latin American region, North America, the European, Middle Eastern and African region and southeastern and northern Asia. Our objective is to be a leading global provider of Internet Protocol (“IP”) networking products and services. We differentiate ourselves with products designed, developed and commercialized to reduce network complexity, integrate high performance capabilities and that allow a simple transition to next generation networks. This results in deployment, maintenance and upgrades that are both economical and efficient, allowing operators to earn a high return on their investment.

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

Our products within each of these categories include multiple hardware and software subsystems that can be offered in various combinations to suit individual subscriber needs. Our system technologies and products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, Internet Protocol (“IP”) and wireless network rollouts. Our system technologies are also designed to allow timely and cost efficient transition to future next-generation network technologies, enabling our service provider customers to protect their initial infrastructure investments.

Historically, substantially all of our sales have been to service providers in China. 92% of our sales for the three months ended March 31, 2004 were derived from China. However, we are currently expanding our sales efforts to include other communications markets such as in the Central and Latin American region, the European, Middle Eastern and African region, North America and southeastern and northern Asia. We intend to penetrate these markets through direct sales offices located in key market regions, by licensing our technology to local manufacturers where import taxation is favorable, by developing local sales agency and distributor relationships within specific market regions, and by establishing sales relationships with original equipment manufacturers. Our sales division began establishing regional offices and local direct sales representative offices to provide support for our expanding global sales operations.

In a telecommunications industry that has experienced a period of contraction over the last few years, we have experienced significant growth in revenue. For the three months ended March 31, 2004, we had $622.3 million of revenue, an 88% increase over the corresponding period in 2003. This growth in revenue was driven by China’s growing telecommunications market. China, which we believe to be one of the fastest growing telecommunications markets in the world, continued to experience increasing fixed-line and mobile telephone and Internet subscriber growth, from 480.1 million subscribers in 2002 to 611.5 million subscribers in 2003, according to China’s Ministry of Information Industry. We believe this subscriber growth led to increased demand for our PAS services and handsets during the first quarter of fiscal year 2004. We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth trend to continue throughout 2004 as China’s teledensity rates remain low in comparison to that of developed countries.

The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s growing telecommunications market. This growth has led to competitive pricing pressure, causing our average selling prices to decrease during the three months ended March 31, 2004 relative to those in the comparative period in 2003. This pricing pressure affected both our infrastructure and handset product lines, contributing to decreased margins overall.  We strive to develop products with more advanced features and to enhance the features of our existing products, which we believe will enable us to offer our customers a more advanced product at a higher average selling price than otherwise would be possible when the products are ready for sale. In addition, during the first quarter of 2004, we continued to strive to reduce the cost of manufacturing our products by streamlining our design functions.

Historically and in the current period, slower business activity attributable to typical winter seasonality and the Chinese New Year affected our operating results for the first quarter of the fiscal year.  Cash used in operations was $27.3 million for the three months ended March 31, 2004.  This compares favorably to the $74.8 million of operating cash consumed in the first quarter of 2003, and we expect positive cash flows from operations for the full fiscal year 2004. In an effort to penetrate new markets around the world, support our growing business and expand our product offerings, we continued to invest resources in our selling, administrative and research and development groups. While these operating costs have increased significantly in line with increasing sales, we have decreased operating costs as a percentage of revenues to 19% for the three months ended March 31, 2004 from 20% for the three months ended March 31, 2003.

KEY TRANSACTIONS

Stockholders’ Equity

On January 14, 2004, we sold 12.1 million shares of common stock at $39.25 per share in a privately negotiated transaction with an institution, for net proceeds of approximately $474.6 million. The net proceeds are intended to fund strategic and general corporate activities, including, but not limited to, acquisitions, investments or capital expenditures.

On March 12, 2004, we announced a stock repurchase program, authorizing the repurchase of up to 5,000,000 shares of our outstanding stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution.  We repurchased a total of approximately 2.6 million shares at an average price of $30.43 per share, for a total cash outflow of $78.2 million. The authorized repurchase period will expire in the third quarter of this fiscal year.

Transactions with Softbank and Affiliated Entities

We recognized revenue of $11.6 million and $58.5 million for the three months ended March 31, 2004 and 2003, respectively, with respect to sales of telecommunications equipment to Softbank BB Corporation (“SBBC”), an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., a significant stockholder of ours. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!”. The majority of the products we provide to SBBC is associated with ADSL technology. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at March 31, 2004 and December 31, 2003 were $29.8 million and $43.9 million, respectively, related to this agreement. There were no amounts included in deferred revenue in respect to this agreement at March 31, 2004 and December 31, 2003.

During 2000, we invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We account for this investment under the cost method and recorded insignificant losses and losses of $0.1 million due to an other-than-temporary decline in the carrying value of this investment for both the three months ended March 31, 2004 and 2003. The balance in this investment was $5.3 million at March 31, 2004.

During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy proceedings. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. During the three months ended March 31, 2004, we recorded insignificant equity losses and recorded no losses for the corresponding period in 2003. The balance in this investment was $1.8 million at March 31, 2004.

On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of March 31, 2004, SOFTBANK America Inc. beneficially owned approximately 12.8 % of our outstanding stock.

Subsequent Events

On April 21, 2004, we entered into an agreement to purchase substantially all of the assets and assume certain liabilities of TELOS Technology, Inc. (“TELOS”) and its subsidiaries.  The transaction includes an initial cash consideration of $29.0 million, with an additional payment of up to $19.0 million based upon recognized revenue from the sale of TELOS products. TELOS is a provider of mobile switching products and services for voice and data communication networks. Closing of the transaction is subject to satisfaction or waiver of certain conditions outlined in the purchase agreement. The transaction has been approved by the boards of directors of both companies and by the stockholders of TELOS.  Approval of our stockholders is not required.

On April 27, 2004, we completed the purchase of the assets, certain employees and certain contracts related to Hyundai Syscomm Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea. In addition, we bought substantially all of HSI’s registered intellectual property, which has been licensed back to HSI for its business in Korea.  Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction is approximately $14.3 million.  There was $7.3 million in cash payable at the closing date and an additional $3.0 million in cash payable one year from the closing date.  In conjunction with this transaction, we loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan is due in April 2005.  We may set-off HSI’s payment obligations against the outstanding $3.0 million of the purchase price.  The remaining $4.0 million of the purchase price is comprised of $2.0 million payable upon the transfer of manufacturing know-how from HSI to our subsidiaries in China and $2.0 million payable upon the completion of certain revenue milestones.

RESULTS OF OPERATIONS

Approximately 92% and 81% of our net sales for the three months ended March 31, 2004 and 2003, respectively, were in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China’s economy for the foreseeable future. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in the telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts. Business activity in China and many other countries in Asia declines considerably during the first quarter of each year in observance of the Lunar New Year. As a result, we have lower sales activity during the first quarter of our fiscal year relative to historical and expected year-long trends, and we expect this trend to continue.

Cost of sales consists primarily of material costs, payments to agents, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers in China to manufacture and assemble most of our handsets. Our cost of sales was also impacted by the fact that a significant portion of our inventory component purchases was denominated in Japanese Yen. Although the dollar strengthened against the Yen in the current period, the cost of inventory included in our cost of sales is based on exchange rates from approximately four to six months ago due to our using the exchange rates on the date the inventory was received to calculate inventory cost.

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

Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of reduced sales. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization, and, as a result, our sales and marketing expenses will increase in absolute dollars in future periods. We also expect that in support of our continued growth, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future.

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes, equipment depreciation and third party development expenses. A large percentage of our costs is fixed and difficult to quickly reduce in periods of reduced sales. Our research and development efforts are focused on developing both future, next-generation products as well as working to upgrade our existing systems and products. We believe that continued investment in research and development is critical to our long-term success. Accordingly, we expect that our research and development expenses will increase in absolute dollars in future periods.

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NET SALES

	Three months ended March 31,
Sales by region	2004		2003
	(in thousands)
China	$570,566	92%	$268,929	81%
Japan	19,427	3%	59,821	18%
Other	32,299	5%	1,770	1%
TOTAL NET SALES	$622,292	100%	$330,520	100%

Sales by product line
Wireless infrastructure	$336,517	54%	$66,201	20%
Subscriber handsets	236,420	38%	139,959	42%
Wireline products	49,355	8%	124,360	38%
TOTAL NET SALES	$622,292	100%	$330,520	100%

This increase in sales was primarily attributable to increased demand for our products and services and the continued strength of our sales in China and globally. Net sales growth was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures. This changed our sales mix, and a greater percentage of wireless infrastructure products were sold during the three months ended March 31, 2004 than in the comparative period in 2003.

The decrease in wireline sales is attributable to several factors. Primarily, this decrease is due to China’s evolution from wireline to wireless technology. As China evolves into using wireless technology for its telecommunications needs, our sales of wireline products have decreased. Additionally, sales of wireline products were atypically high for the three months ended March 31, 2003 due to Japan’s expansion of its wireline infrastructure base in that period. 100% of sales to Japan were wireline product sales for the three months ended March 31, 2003 as compared to approximately 60% for the three months ended March 31, 2004. .

In addition to increasing the amount of infrastructure sales, this increase in subscribers also led to an increase in customer demand for handsets in the first quarter 2004 as compared to the first quarter 2003, contributing to the increase in absolute dollars of handset sales.

We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At March 31, 2004 and 2003, we had 31 such customers. The Guangdong province accounted for 24% of our net sales for the three months ended March 31, 2004. The Hei Long Jiang province accounted for 14% of our net sales for the three months ended March 31, 2003. We expect our sales to grow at a moderate rate through 2004, with our global sales growing at a higher rate than our China sales. Our handset sales increased as a result of increased total PAS subscribers, from approximately 17.1 million subscribers at March 31, 2003 to approximately 46.9 million subscribers at March 31, 2004, and we expect this growth rate to continue throughout the remainder of 2004.

We expect that 2004 net sales will be comprised of approximately 45% to 55% wireless infrastructure sales, approximately 35% to 45% subscriber handset sales and approximately 10% to 20% wireline products.

GROSS PROFIT

	Three months ended March 31,
	2004	2003
	(in thousands)

Gross profit	$176,034	$112,685
Gross profit percentage	28%	34%

Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. The decrease in gross profit as a percent of net sales for the three months ended March 31, 2004 from the corresponding period in 2003 was primarily attributable to decreased sales of our higher margin wireline products.  Our gross profit also decreased during the three months ended March 31, 2004 due to higher cost of sales from inventory component purchases denominated in Japanese Yen as a result of the appreciation of the Yen versus the dollar during the months in which this inventory was received.  Finally, the decline in gross profit resulted from increased competitive market pricing pressures on our handset products, a result of continued pricing pressures throughout the telecommunications market in the first quarter of 2004.

We believe that our overall gross profit as a percentage of net sales will continue to fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales. We expect that there will be continued competitive market pricing pressures on our products in line with current trends in the industry.  We expect that fluctuations in the value of Japanese Yen will continue to affect our cost of goods sold and our gross profit.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended March 31,
	2004	% of net sales	2003	% of net sales
	(in thousands)

Selling, general and administrative (“SG&A”)
expenses	$66,943	11%	$37,583	11%
Research and development (“R&D”)	45,658	7%	26,812	8%
In-process research and development (“IPR&D”)	—	0%	1,320	0%
Amortization of intangible assets	2,973	0%	695	0%

TOTAL OPERATING EXPENSES	$115,574	19%	$66,410	20%

Selling, general and administrative

The increase in absolute dollars in selling, general and administrative expenses is due to the hiring of additional personnel to support our increased business activities both in China and globally.  Selling, general and administrative headcount increased to 2,679 employees at March 31, 2004 as compared to 1,810 employees at March 31, 2003, causing the increase in absolute dollars.  The new personnel will help support our expanding global business outside of China.

Research and development

The increase in absolute dollars of research and development expenses was primarily due to hiring additional technical personnel to support our increased business levels. Research and development headcount increased to 2,342 employees at March 31, 2004 as compared to 1,440 employees at March 31, 2003.  The decrease of research and development expenses as a percentage of net sales was due to increased economies of scale associated with increased business levels. The majority of the new personnel being hired in China, where labor costs are less expensive than in the United States, also contributed to the decrease in research and development expenses as a percentage of net sales.

In-process research and development costs

There was no charge to IPR&D for the three months ended March 31, 2004.  The $1.3 million charge for the three months ended March 31, 2003 arose from our acquisition of Shanghai Yi Yun and was based on an independent valuation.

Amortization of intangible assets

The increase in the amortization of intangible assets for the three months ended March 31, 2004 is due to an additional $44.9 million of intangibles recorded upon our acquisition of CommWorks in May 2003.  The estimated useful lives of these purchased intangibles are from one to ten years.  Estimated amortization expense for the next five years, beginning with the year ended December 31, 2005 is $7.7 million, $5.9 million, $5.6 million, $4.0 million and $2.8 million.

OTHER INCOME (EXPENSES)

Interest income

Interest income was $1.4 million and $0.9 million for the three months ended March 31, 2004 and 2003, respectively. The increase in interest income was due to higher average cash balances for the three months ended March 31, 2004 as compared to the corresponding period in 2003.

Interest expense

Interest expense was $1.1 million and $0.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase in interest expense was primarily due to interest expense and amortization of debt issuance costs relating to $402.5 million of convertible subordinated notes that we issued in March 2003.

Other income (expense), net

Net other income was $8.8 million and $4.2 million for the three months ended March 31, 2004 and 2003, respectively. Net other income for the three months ended March 31, 2004 was primarily due to our receiving a $7.8 million financial subsidy from the local Chinese government.  This subsidy is to encourage our investment in local research and development and manufacturing activities.  We also recorded a Japanese consumption tax refund of $1.4 million, offset by a $0.4 million foreign exchange loss.  Net other income for the three months ended March 31, 2003 was primarily due to a reinvestment incentive payment received in China of $3.9 million.

Equity in net loss of affiliated companies

Equity in net loss of affiliated companies was $1.0 million for both of the three months ended March 31, 2004 and 2003, respectively and primarily resulted from losses incurred at our joint venture with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd.

Income tax expense

Income tax expense was $13.7 million and $12.4 million for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the increase in income tax expense was that our income before taxes increased 38% for the three months ended March 31, 2004 from the corresponding period in 2003. Despite the increase in income tax expense, the overall effective tax rate decreased to 20% for 2004 as compared with 25% in 2003.  This decrease is a result of continued tax holidays in China as well as a greater proportion of income in countries with low tax rates.  We expect that our income tax expense will grow in absolute dollars in line with anticipated increases in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

Operating Activities

2004

Net cash used in operating activities for the three months ended March 31, 2004 was $27.3 million. Operating cash was affected by changes in accounts receivable, inventory and customer advances offset by changes in deferred costs and accounts payable.  The lower level of business activity resulting from typical winter seasonality and from the Chinese New Year impacted our operating cash for the first quarter of 2004, consistent with comparative periods in prior years. The $69.9 million increase in accounts receivable was, in part, attributable to lower cash collections due to the Chinese New Year and the resulting decreased activity level. Inventory increased by $70.5 million, also decreasing our operating cash.  As we expect sales to increase in subsequent quarters, we built our inventory supply in this period to meet the anticipated demand in future periods.  The $156.4 million decrease in customer advances also decreased operating cash for the period.  Customer advances, which represent cash deposits we have received from our customers for orders that have not yet received final acceptance, decreased due to an increased amount of customer acceptances.  Offsetting the activity that decreased operating cash for the period were changes in deferred costs and accounts payable. Deferred costs, or inventory at customer sites awaiting final acceptance, decreased by $132.7 million.  The decrease in deferred costs was also a result of increased revenues and a greater number of customer acceptances, corresponding to the decrease in customer advances.  Accounts payable increased by $36.8 million, due to increased inventory purchasing.

2003

Net cash used in operations for the three months ended March 31, 2003 of $74.8 million was primarily due to an increase in inventory, deferred costs, accounts receivable and other current and non-current assets of $131.1 million, $241.2 million, $41.4 million and $52.1 million, respectively.  This was partially offset by net income of $37.3 million, adjusted for non-cash charges including depreciation and amortization expense of $7.9 million and allowance for doubtful accounts of $8.2 million, as well as growth in accounts payable of $219.9 million, other accrued liabilities of $12.2 million, customer advances of $87.2 million, deferred revenue of $5.7 million and income taxes payable of $5.9 million.

Investing Activities

2004

Net cash used in investing activities for the three months ended March 31, 2004 of $28.0 million was primarily due to purchases of property, plant and equipment to support our expansion.  $12.4 million of the total $27.7 million in property, plant and equipment purchases were construction costs incurred on our Hangzhou manufacturing facility.  Additional investing activities include an additional $1.0 million investment in Fiberxon, offset by net proceeds from the sale of short-term investments of $0.9 million.

2003

Net cash provided by investing activities for the three months ended March 31, 2003 of $53.6 million was primarily due to net sales of short-term investments of $75.6 million offset by purchases of property, plant and equipment of $15.2 million.

Financing Activities

2004

Net cash provided by financing activities was $405.6 million for the three months ended March 31, 2004.  This was primarily due to proceeds raised from our selling 12.1 million shares of common stock at $39.25 per share to Banc of America Securities, LLC, for net proceeds of approximately $474.6 million. In addition to the sale of stock, we received $9.2 million for the issuance of common stock through stock option exercises. Offsetting cash provided by operating activities, we used a portion of the capital raised to repurchase a total of 2.6 million shares of our common stock at an average price of $30.43 per share for a total cost of $78.2 million, including transaction fees.

2003

Net cash provided by financing activities for the three months ended March 31, 2003 of $351.7 million was primarily due to the offering of convertible subordinated notes of $391.4 million and proceeds from the exercise of stock options of $4.0 million, offset by purchases of call options for $43.8 million.

Liquidity

Our working capital was $1.3 billion and $957.9 million at March 31, 2004 and 2003, respectively. This increase in working capital is due to increased cash on hand, to $724.9 million in cash and cash equivalents and $41.3 of short-term investments at March 31, 2004, from $562.1 million of cash and cash equivalents and $42.0 million of short-term investments at March 31, 2003. Our working capital also increased due to larger accounts receivable and inventory balances and lower customer advances, offset by smaller deferred costs balances, and higher accounts payable and deferred revenue balances. Cash on hand increased due to $474.6 million of net proceeds received from our equity offering in January 2004. This cash positions us to take advantage of strategic investment opportunities.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Sales outside China are generally denominated in US dollars. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at March 31, 2004 was approximately $43.1 million. Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three months ended March 31, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for trading purposes. There were no foreign currency forward contracts held at March 31, 2004.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of March 31, 2004, we had cash, restricted cash and short-term investments, of $797.1 million and lines of credit totaling $390.5 million available for future borrowings. $336.2 million of these expire in 2004 and $54.3 million of these facilities expire between 2005 and 2010. However, in the event that our current cash balances, future cash flows from operations and current lines of credit are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Income taxes

Our subsidiaries and joint ventures located in China enjoy tax benefits which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays discussed above are applicable to UTStarcom (Chongqing) Co., Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities qualify as accredited technologically advanced enterprises. Specifically, HUTS currently enjoys a 15% tax rate that will continue indefinitely provided they remain as a technologically advanced enterprise and the Government does not change the tax laws. UTSC currently enjoys a 10% holiday tax rate that expires on December 31, 2005. HSTC and CUTS are currently exempt from income tax until December 31, 2004, at which point they will be subject to a 7.5% tax rate, which will expire on December 31, 2007.

We are working to implement a research and development cost sharing arrangement among our key worldwide entities.  The purpose of cost sharing is to enable its participants to jointly develop and own intangibles.  Under research and development cost sharing, the total research and development expense is paid by cost-sharing participants in proportion to each participant’s future sales.  The benefit is that there is greater certainty with respect to transfer pricing and defined ownership of IP. Cost sharing in China is a new concept and we are working closely with the China Tax and Regulatory Authorities to gain approval for cost sharing.

Contractual obligations and other commercial commitments

Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	March 31, 2004 Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Notes Payable`	$1,044	$1,044	$—	$—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500
Operating leases	$24,104	$10,183	$13,489	$432
Other Commercial Commitments
Standby letters of credit	$26,863	$26,863	$—	$—
Purchase commitments	$991	$991	—	—

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

Our $402.5 million of convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes.

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

Accounts receivable transferred to notes receivable

We accept commercial notes receivable, with maturity dates between three and six months, from our customers in China in the normal course of business. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable, and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were zero and $19.3 million of notes receivable sold during the three months ended March 31, 2004 and 2003, respectively. These notes are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), has been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. Notes receivable available for sale were $43.8 million and $11.4 million at March 31, 2004 and December 31, 2003, respectively.

Joint Venture Funding

Pursuant to the joint venture agreement with Matsushita, we are jointly liable for the losses incurred in the operations of the joint venture up to the maximum of our investment in the entity.  At March 31, 2004, the losses had exceeded this amount; however, we had accrued additional losses of approximately $1.0 million due to our commitment to fund an additional investment of $9.3 during the second quarter of 2004.

Investment commitments

As of March 31, 2004, we had invested a total of $2.0 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from one supplier, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of March 31, 2004 total open commitments under these purchase orders were approximately $1.0 million.

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

Final acceptance is required in our complex multiple element contractual arrangements since installation stretches over a time frame of six to twelve months, terms and deliverables are not finalized until project completion, and customers extensively test the systems after installation. Final acceptance indicates that the customer has fully accepted delivery of equipment and that we are entitled to the full payment. We will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, we do not recognize revenue when cash payments are received from customers for transactions that do not have the customer’s final acceptance. We record these cash receipts as customer advances, and defer revenue recognition until final acceptance is received.

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21 and SEC Staff Accounting Bulletin No. 104 “SAB 104.” Multiple element arrangements primarily involve the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer.

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

We also sell products, primarily handsets, through resellers. Revenue is generally recognized when the standard price protection period has lapsed, which ranges from 30 to 90 days. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. In China, there may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists.” We have developed reasonable estimates for stock exchanges. Estimates are derived from historical experience with similar types of sales of similar products.

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

We provide a warranty on our equipment and handset sales for a period generally ranging from one to three years from the time of final acceptance. We provide for the expected cost of product warranties at the time that we recognize revenue, based on our assessment of past warranty experience. We continually monitor the level of our warranty expenses. If, however, there were to be a material adverse change in our product failure rates, an additional warranty provision would be required. Historically, our warranty experience has been within our expectations.

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

Long-Term Investments

We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development and in technology companies publicly listed or traded on Nasdaq and NYSE. While quoted market prices are readily available to determine the fair value of our investments in these publicly traded companies, management judgment is required to determine when losses are other than temporary. Furthermore, management judgment is required in evaluating the carrying value of our private company investments for possible impairment. For our private technology company investments, we assess impairment based on an evaluation of the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the EITF issued EITF No. 03-6 “ Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable starting with the second quarter beginning April 1, 2004. We are currently evaluating the potential impact of this pronouncement on our financial statements.

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

•                                          changes in our customers’ subscriber growth rate;

•                                          the lengthy and unpredictable sales cycles associated with sales of our products;

•                                          cancellation, deferment or delay in implementation of large contracts;

•                                          our revenue recognition, which is based on acceptance, is unpredictable;

•                                          a seasonal reoccurrence of an outbreak of severe acute respiratory syndrome (SARS) or other illnesses affecting areas in which we operate;

•                                          the decline in business activity we typically experience during the Lunar New Year, which leads to decreased sales during our first fiscal quarter relative to historical and expected year-long trends; and

•                                          changes in accounting rules, such as recording expenses related to employee stock option compensation plans.

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

Approximately $570.6 million, or 92%, and $268.9 million, or 81%, of our net sales for the three months ended March 31, 2004 and 2003, respectively, occurred in China. While we anticipate expansion into other foreign markets, a significant majority of our net sales will be derived from China for the foreseeable future. In addition, we plan to continue to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading “Risks Related to Conducting Business in China” for additional information about the risks we face in connection with our China operations.

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

We have contracts with a single supplier or with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of different products or components. For example, in 2001 and 2002 there was a worldwide shortage of handset components resulting from our third-party manufacturers’ inability to assemble and manufacture a sufficient quantity of handsets to keep pace with consumer demand. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

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

•                                          managing the expansion of both our direct and indirect sales channels in a cost-efficient and competitive manner; and

•                                          fully review our new customers’ credit histories and ensure their financial stability before finalizing contracts.

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

We may acquire other businesses, products and technologies. For example, on May 23, 2003, we purchased certain assets and liabilities of the CommWorks division of 3Com Corporation for $100.0 million in cash and incurred related transaction and other related costs of $9.3 million. Any anticipated benefits of an acquisition may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control. For example, our Hangzhou manufacturing facility’s ability to produce sufficient products is dependent upon a continuous power supply, and the power required to source our manufacturing operations is inconsistent. The Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products. We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our operating results.

We may suffer losses with respect to equipment held at customer sites, which could harm our business.

We face the risk of loss relating to our equipment held at customer sites. In some cases, our equipment held at customer sites is under contract, pending final acceptance by the customer. We do not hold title or risk of loss on such equipment, as title and risk of loss are typically transferred to the customer upon delivery of our equipment. However, we do not recognize revenue and accounts receivable with respect to the sale of such equipment until we obtain acceptance from the customer. If we do not obtain final acceptance, we may not be able to collect the contract price and recover this equipment or its associated costs. In other cases, particularly in China, where governmental approval is required to finalize certain contracts, inventory not under contract may be held at customer sites. We hold title and risk of loss on this inventory until the contracts are finalized and, as such, are subject to any losses incurred resulting from any damage to or loss of this inventory. If our contract negotiations fail or if the government of China otherwise delays approving contracts, we may not recover or receive payment for this inventory. Moreover, our insurance may not cover all losses incurred if our inventory at customer sites not under contracts is damaged prior to contract finalization. If we incur a loss relating to inventory for any of the above reasons, our operating results could be harmed.

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

Changes in accounting rules.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. In particular, changes to Financial Accounting Standards Board (FASB) guidelines relating to accounting for stock-based compensation will likely increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China’s governmental and regulatory reforms may impact our ability to do business in China.

The Chinese government, through the Ministry of Information Industry, the Chinese telecommunication industry’s regulating body, has broad discretion and authority over all aspects of the telecommunications and information technology industry in China, with the power to permit or prohibit the sales of any of our products. Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. While we anticipate that the basic principles underlying the reforms will remain unchanged, any of the following changes in China’s political and economic conditions and governmental policies could have a substantial impact on our business:

•                                          the promulgation of new laws and regulations and the interpretation of those laws and regulations;

•                                          inconsistent enforcement and application of the telecommunications industry’s rules and regulations by the Chinese government between foreign and domestic companies;

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

For example, in the year 2000, the Ministry of Information Industry temporarily halted deployment of our PAS systems and handsets, pending its review of personal handyphone system (“PHS”)-based telecommunications equipment, a microcellular wireless communications technology. The Ministry of Information Industry later allowed the continued deployment of PHS-based systems, such as our PAS systems and handsets, in China’s county-level cities, towns and villages but limited deployments within large and medium-sized cities to very limited areas of dense population, such as campuses, commercial buildings and special development zones. If in the future the Ministry of Information Industry determines to prohibit the sale or deployment of our PAS systems and handsets or our other products, or if it imposes additional limitations on their sale, our business and financial condition could suffer.

In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law (the “Telecommunications Law”) to provide a uniform regulatory framework for the telecommunications industry. We do not yet know the final nature or scope of the regulation that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

China’s changing economic environment may impact our ability to do business in China.

Since 1978, the Chinese government has been reforming the economic system in China to increase emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business. More recently, China’s economic environment has been changing as a result of China’s entry into the World Trade Organization (WTO), which was effective in December of 2001. Entry into the WTO requires that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions, by 2005 at the latest, and we cannot predict the impact of these changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system may adversely affect us.

We conduct our business in China primarily through our wholly-owned subsidiaries incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business might be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

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

If China Telecom or China Netcom obtains licenses allowing them to deliver mobile services, our ability to sell our PAS mobile systems and handsets could be impaired.

China Telecom and China Netcom hold and operate the fixed line telephone and data communications assets in China, and currently do not have the licenses necessary to offer mobile services. However, China’s media sources have widely reported that China’s Ministry of Information Industry may grant mobile licenses to the new China Telecom or China Netcom, or to both toward the end of 2004. Furthermore, it is anticipated that the mobile license granted by the government will be used for 3G mobile network deployments.

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

The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as our company, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether our company will be grandfathered into any new tax structure, if a new tax structure is implemented, a new tax structure may adversely affect our financial condition. Moreover, certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced or repealed due to changes in tax laws, our business could suffer. We are currently applying for the ability to share research and development costs among our key worldwide entities.  This is a new concept in China, and we are working closely with the China Tax and Regulatory Authorities to gain approval for this cost sharing. If the cost sharing is not approved by China, our effective tax rate may increase.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.8% of our outstanding stock as of March 31, 2004. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

Holders of our convertible subordinated notes due 2008 (the “notes”) and we face a variety of risks with respect to the notes, including the following:

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2004:

(in thousands except interest rates)

Cash and cash equivalents	$724,939
Average interest rate	0.92%
Restricted cash	3,971
Average interest rate	0.48%
Restricted short-term investments	26,893
Average interest rate	1.07%
Short-term investments	41,330
Average interest rate	1.35%
Total investment securities	797,133
Average interest rate	0.95%

Concentration of Credit Risk and Major Customers: The table below outlines our sales to, and the accounts receivable balances with respect to our largest customers:

	% of Net Sales	% of Accounts Receivable
2004
A	24%	15%

2003
B	14%	1%

The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Foreign Exchange Rate Risk.  We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China.  Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three months ended March 31, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for trading purposes. There were no foreign currency forward contracts held at March 31, 2004. Movements in currency exchange rates could cause variability in our other income (expense).

Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in foreign currency exchange rates in the future may have a material adverse effect on our results of operations. We maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of March 31, 2004 was approximately $43.1 million.

ITEM 4—CONTROLS AND PROCEDURES

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of March 31, 2004.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by our management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the quarter ended March 31, 2004 were identified that could significantly affect our internal control over financial reporting subsequent to March 31, 2004.

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

ITEM 2—CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Stock repurchased for the quarter ended March 31, 2004 is as follows:

Period	Total Number of shares purchased (1)	Average purchase price per share	Total Number of shares purchased as part of a publicly announced program (1)	Maximum number of shares that may yet be purchased under plans (1)

January 1, 2004 - January 31, 2004	—	—	—	—

February 1, 2004 - February 29, 2004	—	—	—	—

March 1, 2004 - March 31, 2004	2,568,000	$30.43	2,568,000	4,055,000

(1)          On March 12, 2004, the Company On March 12, 2004, the Company announced a program to repurchase up to 5,000,000 shares of its outstanding common stock over a period of six months, until September, 2004 (the “Repurchase Program”). In addition, the Company announced the repurchased of an additional 1,623,000 shares of its outstanding common stock in a privately negotiated transaction with an institution (the “Private Repurchase”). The Private Repurchase was completed in March, 2004. “Total Number of Shares Purchased” and “Total Number of Shares Purchased as Part of a Publicly Announced Program” reflect the Private Repurchase and an additional 945,000 shares repurchased pursuant to the Repurchase Program in March, 2004.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[None.]

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.97*	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.98*	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.99*	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC concurrently with the filing of this Quarterly Report on Form 10-Q.

(b)                                 Reports on Form 8-K:

1.               Report on Form 8-K dated and filed on January 7, 2004 under Item 5 and Item 7, relating to the Company’s 2003 Nonstatutory Stock Option Plan and the RollingStreams Systems, Ltd. 2001 Stock Plan which the Company assumed.

2.               Report on Form 8-K dated and filed on January 13, 2004 under Item 5 and Item 7, relating to a form of Underwriting Agreement between the Company and Banc of America Securities LLC and the First Amended and Restated Bylaws of the Company.

3.               Report on Form 8-K dated and filed on January 22, 2004 under Item 5 and Item 7, relating to the Company announcing its results of operation for the fourth quarter of 2003 and the full year ended 2003.

UTSTARCOM, INC.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: May 7, 2004	By:	/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2004	By:	/s/ Michael J. Sophie
Michael J. Sophie
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

UTSTARCOM, INC.

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
10.97*	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.98*	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.99*	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC concurrently with the filing of this Quarterly Report on Form 10-Q.