Form 10-Q/A
period 2004-03-31
UTSTARCOM INC
filed 2004-05-14
CIK 1030471

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

EXPLANATORY NOTE

UTStarcom, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (this “Amendment”), which was originally filed with the Securities and Exchange Commission on May 10, 2004 (the “Quarterly Report”), to correct the following matters in the Quarterly Report:

(i)

Provision of data, missing due to printing error, for the accounts receivables line item of the Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2004 and December 31, 2003, appearing on page 3 of the Amendment.

(ii)

Correction of transposed data for sales of wireless infrastructure products and wireline products for the three months ended March 31, 2003 (A) in Note 16, appearing on page 15 of the Amendment, and (B) under the heading “Results of Operations – Three Months Ended March 31, 2004 and March 31, 2003 – Net Sales” in Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 22 of the Amendment. Corrections have also been made to textual disclosure addressing such data appearing under the heading “Results of Operations – Three Months Ended March 31, 2004 and March 31, 2003 – Gross Profit” in Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 22 of the Amendment.

This Amendment continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$724,939	$373,974
Short-term investments	41,330	48,617
Accounts receivables, net of allowances for doubtful accounts of $37,084 and $31,172 at March 31, 2004 and December 31, 2003, respectively	402,677	324,921
Accounts receivables, related parties	29,797	43,944
Notes receivable	43,824	11,362
Inventories	318,079	257,038
Deferred costs/Inventories at customer sites under contracts	426,240	558,977
Prepaids	114,669	136,262
Restricted cash and short-term investments	30,864	24,404
Other current assets	54,628	52,408
Total current assets	2,187,047	1,831,907
Property, plant and equipment, net	200,762	186,076
Long-term investments	24,101	24,066
Goodwill	100,180	100,180
Intangible assets, net	42,878	45,753
Other long-term assets	40,836	38,976
Total assets	$2,595,804	$2,226,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$288,017	$251,176
Income taxes payable	26,397	16,780
Customer advances	302,255	458,654
Deferred revenue	57,209	44,958
Other current liabilities	175,857	173,139
Total current liabilities	849,735	944,707

Convertible subordinated notes	402,500	402,500
Total liabilities	1,252,235	1,347,207

Commitments and contingencies (Note 17)
Minority interest in consolidated subsidiaries	610	560
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 114,368,691 and 104,272,477 at March 31, 2004 and December 31, 2003, respectively	144	131
Additional paid-in capital	1,115,113	653,624
Deferred stock compensation	(7,484)	(7,761)
Retained earnings	231,326	229,777
Accumulated other comprehensive income	3,860	3,420
Total stockholders’ equity	1,342,959	879,191
Total liabilities, minority interest and stockholders’ equity	$2,595,804	$2,226,958

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

Geographical area and product sales data are as follows (in thousands):

	Three months ended March 31,
	2004		2003
Sales by region
China	$570,566	92%	$268,929	81%
Japan	19,427	3%	59,821	18%
Other	32,299	5%	1,770	1%
TOTAL NET SALES	$622,292	100%	$330,520	100%

Sales by product line
Wireless infrastructure	$336,517	54%	$124,360	38%
Subscriber handsets	236,420	38%	139,959	42%
Wireline products	49,355	8%	66,201	20%
TOTAL NET SALES	$622,292	100%	$330,520	100%

Long-lived assets by geography, consisting of property, plant and equipment, goodwill and intangible assets, are as follows (in thousands):

	March 31, 2004	December 31, 2003
U.S.	$150,149	$156,942
Foreign	193,671	175,067
Total long-lived assets	$343,820	$332,009

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

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NET SALES

	Three months ended March 31,
Sales by region	2004		2003
	(in thousands)
China	$570,566	92%	$268,929	81%
Japan	19,427	3%	59,821	18%
Other	32,299	5%	1,770	1%
TOTAL NET SALES	$622,292	100%	$330,520	100%

Sales by product line
Wireless infrastructure	$336,517	54%	$124,360	38%
Subscriber handsets	236,420	38%	139,959	42%
Wireline products	49,355	8%	66,201	20%
TOTAL NET SALES	$622,292	100%	$330,520	100%

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

Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. The decrease in gross profit as a percent of net sales for the three months ended March 31, 2004 from the corresponding period in 2003 was in part attributable to decreased sales of our higher margin wireline products.  Our gross profit also decreased during the three months ended March 31, 2004 due to higher cost of sales from inventory component purchases denominated in Japanese Yen as a result of the appreciation of the Yen versus the dollar during the months in which this inventory was received.  Finally, the decline in gross profit resulted from increased competitive market pricing pressures on our products, a result of continued pricing pressures throughout the telecommunications market in the first quarter of 2004.

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

Joint Venture Funding

Pursuant to the joint venture agreement with Matsushita, we are jointly liable for the losses incurred in the operations of the joint venture up to the maximum of our investment in the entity.  At March 31, 2004, the losses had exceeded this amount; however, we had accrued additional losses of approximately $1.0 million due to our commitment to fund an additional investment of $9.3 million during the second quarter of 2004.

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

(1)          On March 12, 2004, the Company announced a program to repurchase up to 5,000,000 shares of its outstanding common stock over a period of six months, until September, 2004 (the “Repurchase Program”). In addition, the Company announced the repurchased of an additional 1,623,000 shares of its outstanding common stock in a privately negotiated transaction with an institution (the “Private Repurchase”). The Private Repurchase was completed in March, 2004. “Total Number of Shares Purchased” and “Total Number of Shares Purchased as Part of a Publicly Announced Program” reflect the Private Repurchase and an additional 945,000 shares repurchased pursuant to the Repurchase Program in March, 2004.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[None.]

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.97* (1)	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.98* (1)	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.99* (1)	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC concurrently with the filing of this Quarterly Report on Form 10-Q.

(1) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.

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

UTSTARCOM, INC.
Date: May 14, 2004	By:	/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2004	By:	/s/ Michael J. Sophie
Michael J. Sophie
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

UTSTARCOM, INC.

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
10.97* (1)	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.98* (1)	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.99* (1)	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC concurrently with the filing of this Quarterly Report on Form 10-Q.

(1) Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.