Form 10-Q
period 2004-06-30
UTSTARCOM INC
filed 2004-08-16
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER 000-29661

UTSTARCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1782500
(State of Incorporation)	(I.R.S. Employer Identification No.)

1275 HARBOR BAY PARKWAY ALAMEDA, CALIFORNIA	94502
(Address of principal executive offices)	(zip code)

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

As of June 30, 2004 there were 113,912,641 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$484,767	$373,974
Short-term investments	76,979	48,617
Accounts receivable, net of allowances for doubtful accounts of $40,317 and $31,172 at June 30, 2004 and December 31, 2003, respectively	509,608	324,921
Accounts receivable, related parties	29,884	43,944
Notes receivable	43,392	11,362
Inventories	435,552	257,038
Deferred costs/Inventories at customer sites under contracts	335,640	558,977
Prepaids	117,995	136,262
Restricted cash and short-term investments	42,633	24,404
Other current assets	39,147	52,408
Total current assets	2,115,597	1,831,907
Property, plant and equipment, net	226,009	186,076
Long-term investments	24,504	24,066
Goodwill	113,429	100,180
Intangible assets, net	64,191	44,052
Other long-term assets	47,735	40,677
Total assets	$2,591,465	$2,226,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389,094	$251,176
Income taxes payable	28,106	16,780
Customer advances	149,243	458,654
Deferred revenue	49,493	44,958
Other current liabilities	205,137	173,139
Total current liabilities	821,073	944,707

Convertible subordinated notes	402,500	402,500
Total liabilities	1,223,573	1,347,207

Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	647	560
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 113,912,641 and 104,272,477 at June 30, 2004 and December 31, 2003, respectively	143	131
Additional paid-in capital	1,114,632	653,624
Deferred stock compensation	(7,315)	(7,761)
Retained earnings	255,385	229,777
Accumulated other comprehensive income	4,400	3,420
Total stockholders’ equity	1,367,245	879,191
Total liabilities, minority interest and stockholders’ equity	$2,591,465	$2,226,958

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net sales
Unrelated parties	$668,552	$345,684	$1,279,282	$617,687
Related parties	21,076	60,150	32,637	118,667
	689,628	405,834	1,311,919	736,354

Cost of sales	513,358	268,330	959,614	486,165
Gross profit	176,270	137,504	352,305	250,189
Operating expenses:
Selling, general and administrative	67,830	34,963	134,773	72,546
Research and development	52,592	36,078	98,250	62,890
In-process research and development	1,400	9,328	1,400	10,648
Amortization of intangible assets	3,334	1,483	6,307	2,178
Total operating expenses	125,156	81,852	240,730	148,262

Operating income	51,114	55,652	111,575	101,927

Interest income	1,838	699	3,191	1,642
Interest expense	(1,139)	(2,210)	(2,221)	(2,849)
Other income, net	4,263	154	13,048	4,340
Equity in loss of affiliated companies	(1,201)	(1,745)	(2,198)	(2,720)
Income before income taxes and minority interest	54,875	52,550	123,395	102,340
Income tax expense	10,975	13,138	24,679	25,585
Minority interest in earnings (loss) of consolidated subsidiaries	(37)	—	(87)	—

Net income	$43,863	$39,412	$98,629	$76,755

Basic earnings per share	$0.39	$0.39	$0.86	$0.74

Diluted earnings per share	$0.33	$0.33	$0.73	$0.65

Weighted average shares used in per-share calculation:

- Basic	113,773	100,698	114,193	104,009

- Diluted	136,095	124,360	137,709	119,641

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,629	$76,755
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,988	17,729
Non-qualified stock option exercise tax benefits	3,541	8,231
Net loss on sale of assets	66	690
In-process research and development costs	1,400	10,648
Amortization of debt issuance costs	1,166	777
Warrants adjustment to fair value	32	(158)
Loss on sale of investment	—	73
Net loss on long-term investments	469	—
Stock compensation expense	245	3,074
Provision for doubtful accounts	9,485	1,123
Inventory provision	15,853	(8,105)
Equity in loss of affiliated companies	2,198	2,720
Deferred income taxes	(4,546)	(1,686)
Minority interest in earnings of consolidated subsidiary	87	—
Changes in operating assets and liabilities:
Accounts receivable	(179,074)	(42,259)
Inventories	(192,985)	(254,076)
Deferred costs/Inventories at customer sites under contracts	223,337	(405,853)
Other current and non-current assets	2,112	(121,038)
Accounts payable	136,856	165,590
Income taxes payable	11,326	(8,122)
Customer advances	(309,772)	9,188
Deferred revenue	4,493	362,240
Other current liabilities	22,549	26,525
Net cash used in operating activities	(118,545)	(155,934)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(62,466)	(41,192)
Investment in affiliates, net of cash acquired	(1,000)	(1,000)
Purchase of businesses, net of cash acquired	(44,711)	(109,520)
Proceeds from disposal of property	—	21
Purchase of intellectual property licenses	(3,540)	—
Change in restricted cash	(8,677)	(4,032)
Purchase of short-term investments	(132,654)	(37,307)
Proceeds from sale of short-term investments	97,369	150,278
Net cash used in investing activities	(155,679)	(42,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	17,672	34,959
Purchase of bond hedge and call option	—	(43,792)
Net proceeds from borrowing	—	391,431
Repurchase of stock	(107,567)	(139,609)
Proceeds from stockholder notes	—	7
Proceeds from equity offering	474,554	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	384,659	242,996
Effect of exchange rate changes on cash	358	(276)
Net increase in cash and cash equivalents	110,793	44,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	373,974	231,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$484,767	$275,978

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

The accompanying financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2003 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and the Company is entitled to the full payment. The Company will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, the Company does not recognize revenue when cash payments are received from customers for transactions that do not have the customer’s final acceptance. The Company records these cash receipts as customer ad vances, and defers revenue recognition until final acceptance is received.

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

3.                                      EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income available to holders of common stock by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined by adjusting net income as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of employee stock options, a written call option, warrants, convertible subordinated notes and unvested acquisition-related stock options.

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:

Net income (for basic EPS computation)	$43,863	$39,412	$98,629	$76,755

Effect of Dilutive Securities
7/8% Convertible Subordinated Notes	884	1,092	1,798	1,375

Net income adjusted for dilutive securities	$44,747	$40,504	$100,427	$78,130

Denominator:

Shares used to compute basic EPS	113,773	100,698	114,193	104,009
Dilutive common stock equivalent shares:
Stock options	5,010	6,086	5,668	4,823
Written call option	—	—	523	—
Conversion of convertible subordinated notes	16,919	16,919	16,919	10,151
Warrants	5	29	17	29
Unvested acquisition-related stock	388	628	389	629
Shares used to compute diluted EPS	136,095	124,360	137,709	119,641
Basic earnings per share	$0.39	$0.39	$0.86	$0.74
Diluted earnings per share	$0.33	$0.33	$0.73	$0.65

Certain potential shares related to employee stock options and warrants outstanding during the three and six months ended June 30, 2004 and 2003 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the Company’s common stock during the period and, accordingly, their effect is anti-dilutive. For the three months ended June 30, 2004 and 2003, these shares totaled 2.0 million with a weighted average exercise price of $36.56 per share and 1.9 million shares with a weighted average exercise price of $28.67 per share, respectively. For the six months ended June 30, 2004 and 2003, these shares totaled 1.8 million with a weighted average exercise price of $37.49 per share and 3.2 million shares with a weighted average exercise price of $26.89 per share, respectively.

On June 30, 2004, each of the Company’s 7/8% convertible subordinated notes outstanding was eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s stock price exceeds a specified threshold of $26.10. At June 30, 2004, the closing price of the Company’s common stock exceeded the specified threshold, which had the effect of increasing the denominator for diluted earnings per share by 16.9 million.  In the June 30, 2003 10-Q, the earnings per share calculation for the six months ended June 30, 2003 was calculated as if the convertible bond had been outstanding for the entire six months rather than for the period from issuance on March 12, 2003 through June 30, 2003.  This calculation was corrected in the September 30, 2003 10-Q filing.  As a result, in this filing, the calculation of the weighted average number of dilutive shares attributable to the convertible bond for the six months ended June 30, 2003 decreased from 16.9 million to 10.2 million shares resulting in an increase in the June 30, 2003 dilutive earnings per share of three cents from $0.62 per share to $0.65 per share.  The Company entered into convertible bond hedge and call option transactions to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.

Additionally, during the three months ended June 30, 2004, the average price of the Company’s stock exceeded the specified strike price of the convertible bond hedge that the Company entered into to reduce the potential dilution from conversion of the notes. Using the treasury stock method, under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), this would have the effect of decreasing the denominator for diluted earnings per share by 2.9 million for the three months ended June 30, 2004. This would have the effect of decreasing the denominator for diluted earnings per share by 1.6 million for the three months ended June 30, 2003.

For the six months ended June 30, 2004, the dilutive and anti-dilutive effects of the call option and the bond hedge were derived by taking the weighted average effects of the first and second quarters, in accordance with SFAS 128. For the six months ended June 30, 2004, this would have the effect of decreasing the denominator for diluted earnings per share by 4.0 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 0.5 million shares for the call option transaction. For the six months ended June 30, 2003, this would have the effect of decreasing the denominator for diluted earnings per share by 0.8 million shares for the bond hedge transaction. However, only the dilutive effect of the 0.5 million shares with respect to the call option transaction was included in the Company’s diluted earnings per share calculation above. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

The net income for the diluted EPS computation reflects the reduction in interest expense of $0.9 million and $1.8 million for the three and six months ended June 30, 2004, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes. The net income for the diluted EPS computation reflects the reduction in interest expense of $1.1 million and $1.4 million for the three and six months ended June 30, 2003, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic
Net income:
As reported	$43,863	$39,412	$98,629	$76,755

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	120	1,681	175	2,181

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(9,092)	(7,786)	(17,057)	(14,202)

Pro forma net income	$34,891	$33,307	$81,747	$64,734

Basic income per share:
As reported	$0.39	$0.39	$0.86	$0.74
Pro forma	$0.31	$0.33	$0.72	$0.62

Diluted
Net income:
As reported	$43,863	$39,412	$98,629	$76,755

Effect of dilutive securities
7/8% Convertible subordinated notes	884	1,092	1,798	1,375

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	120	1,681	175	2,181

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(9,092)	(7,786)	(17,057)	(14,202)

Pro forma net income	$35,775	$34,399	$83,545	$66,109

Diluted income per share:
As reported	$0.33	$0.33	$0.73	$0.65
Pro forma	$0.27	$0.29	$0.62	$0.57

5.                                      COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$43,863	$39,412	$98,629	$76,755
Unrealized gains (losses) on investments	712	609	479	1,183
Change in cumulative translation adjustments	(173)	(10)	501	(44)
Total comprehensive income	$44,402	$40,011	$99,609	$77,894

6.                                      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at June 30, 2004 or December 31, 2003. Short-term investments, consisting entirely of available-for-sale securities, were $77.0 million and $48.6 million at June 30, 2004 and December 31, 2003, respectively. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income. Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates between three and six months from its customers in China in the normal course of business. Bank notes receivable were $100.0 million and $11.5 million at June 30, 2004 and December 31, 2003, respectively, and have been included in cash and cash equivalents and short-term investments. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes receivable sold during the three and six months ended June 30, 2004; there were $82.3 million and $111.3 million of bank notes receivable sold during the three and six months ended June 30, 2003, respectively.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), has been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. The costs of settling or transferring these notes receivable were $0.4 million for both the three and six months ended June 30, 2003.

7.                                      RESTRICTED CASH AND SHORT-TERM INVESTMENTS:

At June 30, 2004, the Company had restricted cash and short-term investments of $42.6 million primarily comprised of $27.4 million of restricted short-term investments and $8.5 million of restricted cash for standby letters of credit, $2.9 million of restricted cash held in escrow as it relates to the Company’s acquisition of TELOS and restricted cash of a $3.7 million time deposit required for Japanese tax purposes.  At December 31, 2003, the Company had restricted cash and short-term investments of $24.4 million primarily comprised of $20.5 million of restricted short-term investments for standby letters of credit and restricted cash of a $3.7 million time deposit required for Japanese tax purposes.

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof. Finally, the Company may issue commercial letters of credit in support of purchase commitments.

8.                                      ACCOUNTS AND NOTES RECEIVABLE:

The Company accepts commercial notes receivable with maturity dates between three and six months from its customers in China in the normal course of business. Notes receivable available for sale were $42.9 million and $11.4 million at June 30, 2004 and December 31, 2003, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during the three and six months ended June 30, 2004; there were $25.3 million and $44.5 million of notes receivable sold during the three and six months ended June 30, 2003, respectively.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. The costs of settling or transferring these notes receivable were $0.3 million and $0.5 million for the three and six months ended June 30,

2003, respectively, and were included in other income, net in the Consolidated Statements of Operations.

9.                                      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Six months ended June 30,
(in thousands)	2004	2003

Cash paid during the period for:
Interest	$1,773	$508
Income taxes	$3,818	$21,606

	Six months ended June 30,
(in thousands)	2004	2003
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$55,876	$25,258

10.                               INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS:

As of June 30, 2004 and December 31, 2003, total inventories and deferred costs/inventories at customer sites under contracts consist of the following:

	June 30,	December 31,
	2004	2003
	(in thousands)
Inventories
Raw materials	$164,601	$66,753
Work-in-process	84,461	51,116
Finished goods	63,827	48,206
Inventories at customer sites without contracts	122,663	90,963
	$435,552	$257,038

Deferred costs/Inventories at customer sites under contracts	$335,640	$558,977

11.                               ACQUISITIONS

TELOS Technology, Inc.

On May 19, 2004, the Company completed its acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. (“TELOS”) and its subsidiaries.  TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.3 million.  The Company paid $29.0 million in cash, in addition to $1.3 million of acquisition-related transaction costs. Within one year of the acquisition date, additional payments totaling a maximum of $19.0 million may become payable based upon revenue recognized from the sale of TELOS products. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

The existing technology acquired included the entire TELOS product family of code division multiple access (or “CDMA”) softswitch technology products, supporting servers and operations maintenance centers. CDMA technology is the common platform on which third-generation wireless data services and applications are built. By assigning unique codes to each communication to differentiate it from others in the same spectrum, CDMA technology allows many users to occupy the same time and frequency allocations in a given band or space. The TELOS product line will be integrated with the Company’s suite of CDMA products, strengthening the Company’s existing CDMA product portfolio. In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”), an assembled workforce of approximately 60 employees, customer relationships and recorded goodwill.

Subsequent to the May 19, 2004 acquisition of TELOS, the Company completed the allocation of the purchase price based in part upon an independent valuation. The amount of the purchase price allocated to IPR&D of $1.4 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. The Company recorded goodwill of $6.6 million in connection with the acquisition. The results of operations of TELOS have been included in the Company’s consolidated results of operations beginning on the acquisition date of May 19, 2004.

In assessing TELOS’s IPR&D projects, the Company considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects. The Company also considered the rate at which technology changes in the telecommunications equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.

As of the acquisition date, TELOS had two projects under development that qualified for IPR&D: the Sonata SE product family and the iCell product. The objective of both projects is to enhance the functionality of products designed to comply with the CDMA2000 technology standard. Specifically, the objective of the Sonata SE product family is to provide additional features to operation maintenance center products. The objective of the iCell product is to enhance iCell base station features.

The projects under development are enhancements to existing products that do not affect the functionality of those existing products. As such, the significant risk the Company faces is to complete these projects within the scope of the budget. As of the closing date, the Sonata SE and the iCell projects were approximately 20% and 30% complete, respectively.  As of June 30, 2004, anticipated completion dates and estimated costs to complete the Sonata SE and iCell projects were June 2005 and $1.1 million and December 2004 and $0.2 million, respectively.

The following table summarizes the allocation of the purchase price for TELOS based upon the independent valuation:

May 19, 2004
(in thousands)
Fair value of tangible net assets
Inventory	$1,382
Property, plant and equipment	2,010
Other tangible assets	1,369
Customer relationships	5,000
Existing technology	15,900
In-process research and development	1,400
Liabilities assumed	(3,380)
Excess of costs of acquiring TELOS over fair value of identified net assets acquired (goodwill)	6,625

$30,306

The estimated useful lives of the customer relationships and existing technology intangible assets are five years.

Refer to the consolidated table below for the pro forma results of operations reflecting the combined results of the Company and TELOS for the three and six months ended June 30, 2004 and 2003 as if the business combination occurred at the beginning of the period.  These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

Hyundai Syscomm, Inc.

On April 27, 2004, the Company completed its acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to Hyundai Syscomm, Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea.  Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million excluding transaction costs of $1.8 million. There was $7.3 million in cash payable at the closing date and an additional $3.0 million in cash payable one year from the closing date. The remaining purchase price was comprised of $2.0 million payable upon the completion of technical training by HSI employees to Company manufacturing staff in China under the terms of a Training Services Agreement and $1.8 million of transaction costs. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.” In conjunction with this transaction, the Company loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan is due in April 2005. The Company may contractually offset HSI’s payment obligations against the outstanding $3.0 million of the purchase price and any other liabilities.

Under the terms of the transaction with HSI, the Company acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were the base transceiver station (“BTS”) and base station controllers (“BSC”) product lines.  BTS is the antenna and radio equipment that enables wireless devices to communicate with a land-based transmission network in a given range. BSC performs radio signal management functions for BTS, managing functions such as frequency assignment and handoff. As part of the asset purchase agreement, the Company and HSI entered into a training services agreement, whereby HSI employees will provide technical training to Company manufacturing staff in China for the sixth-month period subsequent to the acquisition. This technology and technological know-how will strengthen the Company’s existing CDMA product portfolio and the development of future CDMA technology.

In addition to acquiring existing technology, the Company entered non-compete and licensing agreements.  The non-compete agreement prohibits HSI from competing against the Company in all countries except Korea for three years from the valuation date. The licensing agreement requires that HSI pay the Company 1% of revenue as royalty for the usage of the intellectual property that the Company acquired under the terms of the acquisition for fifteen years subsequent to the valuation date.

Subsequent to the April 27, 2004 acquisition of HSI, the Company completed the allocation of the purchase price based in part upon an independent valuation. The Company recorded goodwill of $6.8 million in connection with the acquisition. The results of operations of HSI have been included in the Company’s consolidated results of operations beginning on the acquisition date of April 27, 2004.

The following table summarizes the final allocation of the purchase price for HSI based upon the final independent valuation:

April 27, 2004
(in thousands)
Fair value of tangible net assets
Property, plant and equipment	$1,440
Other tangible assets	673
Existing technology	3,559
Non-compete intangible asset	760
IP license agreement	890
Excess of costs of acquiring HSI over fair value of identified net assets acquired (goodwill)	6,750

$14,072

The intangible assets have estimated useful lives ranging from three to five years as follows: existing technology, five years; non-compete agreement, three years; intellectual property license agreement, three years.

Refer to the consolidated table below for pro forma results of operations reflecting the combined results of the Company and HSI for the three and six months ended June 30, 2004 and 2003 as if the business combination occurred at the beginning of the period.  These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

The pro forma results of operations include historical operations of the Company, TELOS and HSI. Certain non-recurring charges were recorded by TELOS and included $2.3 million of expense for warrants issued in conjunction with an issuance of senior convertible notes in the second quarter of 2003 and $0.1 million of restructuring costs incurred in the first quarter of 2003.

	UT Starcom, Inc.		TELOS Technology, Inc.		Hyundai Syscomm, Inc.		Pro Forma adjustments to reflect depreciation and amortization of acquired assets		Pro Forma Results
(In thousands, except per share	Three Months Ended June 30,	Three Months Ended June 30,	For the period from April 1 to May 19,	Three Months Ended June 30,	For the period from April 1 to April 27,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,
data)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Pro forma adjusted net revenue	$689,628	$405,834	$364	$510	$953	$5,780			$690,945	$412,124
Pro forma adjusted net income (loss)	$43,863	$39,412	$(1,695)	$(3,095)	$(276)	$(2,134)	$(792)	$(1,331)	$41,100	$32,852
Pro forma adjusted basic earnings (loss) per share	$0.39	$0.39							$0.36	$0.33
Pro forma adjusted diluted earnings (loss) per share	$0.33	$0.33							$0.31	$0.27

	UT Starcom, Inc.		TELOS Technology, Inc.		Hyundai Syscomm, Inc.		Pro Forma adjustments to reflect depreciation and amortization of acquired assets		Pro Forma Results
	Six Months	Six Months	For the period	Six Months	For the period	Six Months	Six Months	Six Months	Six Months	Six Months
(In thousands,	Ended	Ended	from January 1	Ended	from January 1	Ended	Ended	Ended	Ended	Ended
except per	June 30,	June 30,	to May 19,	June 30,	to April 27,	June 30,	June 30,	June 30,	June 30,	June 30,
share data)	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003

Pro forma adjusted net revenue	$1,311,919	$736,354	$1,689	$1,842	$2,872	$11,252			$1,316,480	$749,448
Pro forma adjusted net income (loss)	$98,629	$76,755	$(3,953)	$(6,177)	$(4,548)	$(7,518)	$(2,123)	$(2,662)	$88,005	$60,398
Pro forma adjusted basic earnings (loss) per share	$0.86	$0.74							$0.77	$0.58
Pro forma adjusted diluted earnings (loss) per share	$0.73	$0.65							$0.65	$0.52

Audiovox Communications, Inc.

On June 14, 2004, the Company announced an agreement to acquire select assets of Audiovox Communications Corporation, the wireless handset division of Audiovox Corporation. The Company will acquire select assets and liabilities, including inventories, prepaids, third-party payables, accrued expenses and the right to hire approximately 270 employees for $165.1 million in cash. The Company will acquire Audiovox Communications Corporation’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators in North and South America. Closing of the transaction is subject to satisfaction of certain conditions outlined in the purchase agreement. The Company anticipates closing to occur in the fourth quarter of 2004.

12.                               GOODWILL AND INTANGIBLE ASSETS:

As of June 30, 2004 and December 31, 2003, goodwill and other acquired intangible assets consisted of the following (in thousands):

(in thousands)	June 30, 2004	December 31, 2003

Goodwill	$126,252	$113,003
Less accumulated amortization	(12,823)	(12,823)
	$113,429	$100,180

Identified intangible assets:

Existing technology	$43,089	$23,630
Less accumulated amortization	(10,630)	(7,254)
	$32,459	$16,376

Customer relationships	$32,820	$27,820
Less accumulated amortization	(3,097)	(1,623)
	$29,723	$26,197

Trade names	$940	$940
Less accumulated amortization	(509)	(274)
	$431	$666

Backlog	$1,950	$1,950
Less accumulated amortization	(1,950)	(1,137)
	$—	$813

Non-compete agreement	$760	$-
Less accumulated amortization	(42)	—
	$718	$—

Royalty licenses	$890	$-
Less accumulated amortization	(30)	—
	$860	$—

Total intangible assets	$64,191	$44,052

Amortization expense was $3.5 million and $1.5 million for the three months ended June 30, 2004 and 2003, respectively, and was $6.0 million and $2.2 million for the six months ended June 30, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning the year ended December 31, 2005 through 2009 is $12.1 million, $11.0 million, $10.8 million, $9.0 million and $4.8 million.

The net increase in goodwill during the six months ended June 30, 2004 was $13.3 million, due to a $13.4 million increase from $6.6 million and $6.8 million of goodwill recorded on the acquisitions of TELOS and HSI, respectively, offset by a $0.1 million reduction in goodwill resulting from the settlement of an outstanding liability related to the CommWorks acquisition for $0.1 million less than had been accrued. Intangibles increased by $26.1 million during the six months ended June 30, 2004 due to $20.9 million and $5.2 million of intangibles recorded on the acquisitions of TELOS and HSI, respectively.

The estimated useful life of purchased technology is from one to five years, the estimated useful life of customer relationships is five years to ten years, the estimated useful life of non-compete agreements is three years, the estimated useful lives of backlog and trade names are from one to two years and the estimated useful lives of royalty licenses are five years.

13.                               LONG-TERM INVESTMENTS:

The Company’s investments are as follows (in thousands):

	June 30, 2004	December 31, 2003
Softbank China	$5,294	$5,308
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,838	1,861
Global Asia Partners L.P.	1,150	1,653
Fiberxon Inc.	3,000	2,000
InterWave Communications International Ltd.	3,678	3,319
Joint Venture with Matsushita	—	517
Others	1,544	1,408

Total	$24,504	$24,066

Softbank China

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment is intended to enable the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded no losses and insignificant losses in the carrying value of this investment during the three and six months ended June 30, 2004, respectively. The Company recorded insignificant losses and losses of $0.1 million due to an other-than-temporary decline in the carrying value of this investment during the three and six months ended June 30, 2003, respectively.

Cellon

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”).  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million in each of April and December 2002. As of June 30, 2004, the Company had a 9% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of June 30, 2004, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments with Cellon. Refer to Note 19, Related Party Transactions.

Restructuring Fund No. 1

During fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK

America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting.  There were no gains or losses and insignificant losses during the three and six months ended June 30, 2004, respectively.

Global Asia Partners, L.P.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. There were $0.5 million of losses for the three and six months ended June 30, 2004 and no gains or losses for the three and six months ended June 30, 2003.

Fiberxon

In September 2002, the Company invested $2.0 million in Fiberxon, Inc., a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of June 30, 2004, the Company has not recorded any impairment in respect of this investment. The Company has outstanding purchase commitments with Fiberxon. Refer to Note 19, Related Party Transactions.

Interwave

During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications, International Ltd. Inc., a technology company listed on Nasdaq, for approximately $3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave’s common stock at $0.21 per share. The Company’s holdings were adjusted for a 1:10 reverse stock split on April 30, 2003, and were 0.6 million shares of common stock and warrants to purchase 0.2 million shares of InterWave’s common stock at $2.10 per share. The fair value of Company’s common stock investment in InterWave was $3.0 million as of June 30, 2004. Changes in the fair value of the stock are reflected in other comprehensive income in equity as unrealized gains or losses. The Company recorded increases of $0.7 million and $0.6 million for the three months ended June 30, 2004 and 2003, respectively, in other comprehensive income in equity.  The Company recorded increases of $0.4 million for both the six months ended June 30, 2004 and 2003, respectively in other comprehensive income in equity. The warrants were valued at $0.7 million at June 30, 2004, using the Black-Scholes option-pricing model. The Company recorded income of $0.2 million for both the three months ended June 30, 2004 and 2003, to reflect the change in the fair value of the warrants. The Company recorded insignificant losses for the six months ended June 30, 2004 and income of $0.2 million for the six months ended June 30, 2003, to reflect the change in the fair value of the warrants. On July 27, 2004, Alvarion, Ltd. agreed to acquire InterWave for $5.75 per share.

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

Pursuant to the joint venture agreement with Matsushita, the Company is jointly liable for the losses incurred in the operations of the joint venture up to the maximum of its investment in the entity. At June 30, 2004, the losses had exceeded this amount; however, the Company accrued additional losses of approximately $1.2 million and $2.2 million during the three and six months ended June 30, 2004, respectively. The Company has cumulative losses of $2.2 million recorded within other current liabilities. The Company has committed to funding an additional $9.3 million during the fiscal year 2004.

Other investments

The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on the cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three and six months ended June 30, 2004 and 2003, there were no valuation adjustments in respect of these private technology investments. The Company also invests in publicly traded technology-based companies and accounts for these as available-for-sale securities on a fair market value basis. There were insignificant changes in the value of these investments for the three and six months ended June 30, 2004 and 2003.

In July 2004, the Company invested $3.0 million in Series D Preferred Stock, for approximately a 2% ownership interest, in Infinera, Corp., a company that develops and manufactures optical networking systems.

14.                               DEBT:

The following represents the outstanding borrowings at June 30, 2004 and December 31, 2003 (in thousands):

Note	Rate	Maturity	June 30, 2004	December 31, 2003
Notes Payable	0%	July-September 2004	$1,500	$1
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500	402,500
Total Debt			$404,000	$402,501
Long-term debt			402,500	402,500
Short-term debt			$1,500	$1

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to six months and are typically non-interest bearing.  The Company had $1.5 million of these notes at June 30, 2004 included in other current liabilities.

The Company has available borrowing facilities of $566.8 million as of June 30, 2004. $264.8 million of these facilities expire in 2004 and $302.0 million of these facilities expire between 2008 and 2010 with an interest rate of 5.31%, and the Company has not guaranteed any debt not included in the consolidated balance sheet.

On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a rate of 7/8% per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.1 million and have been recorded with in other long-term assets and are being amortized over the life of the notes.

Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allows the company to purchase 16,918,873 shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 16,918,873 shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The Company recorded these instruments at cost, and their carrying value at June 30, 2004 approximates their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

15.                               WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows (in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Beginning of period	$29,524	$12,524	$26,267	$13,297
Accruals for warranties issued during the period	15,714	8,427	25,555	16,710
Adjustments to accruals for changes in estimates	(622)	—	(455)	(4,552)
Settlements made during the period	(10,380)	(4,523)	(17,131)	(9,027)
Balance at end of period	$34,236	$16,428	$34,236	$16,428

Warranty obligations:

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

Standby letters of credit:

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof. The Company may issue commercial letters of credit in support of purchase commitments.

16.                               COMMITMENTS AND CONTINGENCIES:

Joint Venture Funding:

Pursuant to the joint venture agreement with Matsushita, the Company is jointly liable for the losses incurred in the operations of the joint venture up to the maximum of its investment in the entity.  At June 30, 2004, the losses had exceeded this amount; however, the Company had accrued additional losses of approximately $1.2 million and $2.2 million during the three and six months ended June 30, 2004 due to its commitment to fund an additional investment of $9.3 million during the fiscal year 2004.

Investment Commitments:

As of June 30, 2004, the Company had invested a total of $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Purchase Commitments:

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from three suppliers, all of which should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of June 30, 2004, total open commitments under these purchase orders were approximately $39.6 million, including $16.9 million of open purchase orders with Fiberxon.

Litigation:

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers were dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the Company’s initial public offering registration statement contained untrue statements of material fact and omitted to state material facts required to be stated in the registration statement, or necessary to make the statements therein not misleading.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted for preliminary approval by the Court. Under the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1.0 billion exceeds the total amount ultimately collected by the plaintiffs from the non-settling defendants in the coordinated action. The settlement is subject to a number of conditions including Court approval.

If the settlement does not occur, and litigation against UTStarcom continues, the Company believes it has valid defenses and intends to defend the case vigorously. The Company is unable to currently estimate the loss, if any, associated with the above litigation.

The Company has filed a patent infringement suit against Starent Networks Corporation (“Starent”) in the U.S. District Court for the Northern District of California.  In its Complaint, the Company asserts that Starent infringes two UTStarcom patents through the manufacture, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  On June 3, 2004, the Company served its complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  In its counterclaims, Starent asserts that the patents are not infringed, are invalid, and are unenforceable and asserts unfair competition against the Company.  The Court is scheduled to hold an initial case management conference on October 12, 2004.  Although the Company cannot reliably predict the outcome of this litigation, it believes that any liability arising from Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

17.                               STOCKHOLDERS’ EQUITY:

On January 14, 2004, the Company sold 12.1 million shares of common stock at $39.25 per share in a privately negotiated transaction to an institution, for net proceeds of approximately $474.6 million. The net proceeds are intended to fund strategic and general corporate activities, including, but not limited to, acquisitions, investments, working capital or capital expenditures.

On March 12, 2004, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company’s repurchase of up to 5,000,000 shares of its outstanding common stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution which was completed in March 2004.  As of June 30, 2004, the Company repurchased a total of approximately 3.6 million shares at a weighted average price of $30.25 per share, for a total cash outflow of $107.6 million.

For the three months ended June 30, 2004 and 2003, the Company had $8.3 million and $30.9 million of net proceeds from the exercise of stock options, respectively. For the six months ended June 30, 2004 and 2003, the Company had $17.6 million and $35.0 million of net proceeds from the exercise of stock options, respectively. Additionally, the Company issued 32,000 shares of common stock pursuant to the exercise of a warrant at an exercise price of $2.50 per share for proceeds of $0.1 million during the second quarter of 2004.

18.                               SEGMENT REPORTING:

The Company sells wireless, wireline and switching product suites to telecommunications service providers in both emerging growth and established telecommunications markets around the world. The Company primarily operates in two geographic areas, China and other regions. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on consolidated financial data. Gross profit, operating income, income from operations, and income taxes are not allocated to specific individual departments within the organization. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company is considered a single reportable segment. The Company is required to disclose certain information about product revenues, information about geographic areas, information about major customers, and information about long-lived assets.

China sales accounted for 90% and 91% of net sales for the three and six months ended June 30, 2004, respectively, and 82% of net sales for both the three and six months ended June 30, 2003. The Company groups all of its China customers together by province and treats each province as one customer since that is the level at which purchasing decisions are made. At June 30, 2004 and 2003, there were approximately 30 and 31 such customers, respectively. Giving effect to this consolidation, the Jiangsu and Hei Long Jiang provinces accounted for 15% and 10% of net sales, respectively, for the three months ended June 30, 2004. The Hei Long Jiang, Zhejiang and Hebei provinces accounted for 13%, 11% and 10% of net sales, respectively, for the three months ended June 30, 2003. The Guangdong, Jiangsu and Hei Long Jiang provinces accounted for 16%, 11% and 10%, of net sales, respectively, for the six months ended June 30, 2004. The Hei Long Jiang province accounted for 13% of net sales for the six months ended June 30, 2003.

Geographical area and product sales data are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	(in thousands)
Sales by region
China	$618,323	90%	$332,548	82%	$1,188,889	91%	$601,478	82%
Japan	22,104	3%	60,546	15%	41,531	3%	120,366	16%
Other	49,201	7%	12,740	3%	81,499	6%	14,510	2%
TOTAL NET SALES	$689,628	100%	$405,834	100%	$1,311,919	100%	$736,354	100%

Sales by product line
Wireless infrastructure	$427,659	62%	$143,490	35%	$764,176	58%	$267,850	36%
Subscriber handsets	194,313	28%	187,128	46%	430,733	33%	327,088	44%
Wireline products	67,656	10%	75,216	19%	117,010	9%	141,416	20%
TOTAL NET SALES	$689,628	100%	$405,834	100%	$1,311,919	100%	$736,354	100%

Long-lived assets by geography, consisting of property, plant and equipment, goodwill and intangible assets, are as follows (in thousands):

	June 30, 2004	December 31, 2003
U.S.	$143,894	$155,241
Foreign	259,735	175,067
Total long-lived assets	$403,629	$330,308

19.                               RELATED PARTY TRANSACTIONS:

Softbank

The Company recognized revenue of $21.1 million and $32.6 million for the three and six months ended June 30, 2004, respectively, and $60.2 million and $118.7 million for the three and six months ended June 30, 2003, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!”. The Company provides ADSL technology to SBBC. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at June 30, 2004 and December 31, 2003 were $29.9 million and $43.9 million, respectively, related to this agreement. There were insignificant amounts included in deferred revenue in respect of this agreement at June 30, 2004 and no amounts included in deferred revenue in respect of this agreement at December 31, 2003.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP and its affiliates. See Note 13.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK America, Inc. Under the terms of the agreement the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK America, Inc. SOFTBANK BB CORP. will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. The Company’s recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During three and six months ended June 30, 2004, the Company recorded $0.3 million and $0.7 million, respectively, in interest income in respect of this loan. The loan receivable at June 30, 2004 was approximately $11.2 million and is included in other long-term assets.

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of June 30, 2004, SOFTBANK America Inc. beneficially owned approximately 12.9% of the Company’s outstanding stock.

Cellon

In October 2002, the Company entered into a license and a royalty agreement with Cellon International Holding Corporation (“Cellon”), in which the Company has a 9% ownership interest. The Company paid $0.8 million to license certain technology for the development of certain handset products in China. Per the terms of the royalty agreement, the Company is required to pay Cellon $3 per unit shipped for a minimum of 0.5 million units. This agreement is not material to the overall financial results of Cellon. The Company has evaluated its relationship with Cellon under FASB Interpretation ("FIN") 46, Consolidation of Variable Interest Entities, and determined that consolidation is not necessary.

Fiberxon

The Company has an outstanding purchase commitment with Fiberxon, in which the Company has an 11% ownership interest, to purchase component parts for optical networking products. In addition, the Company provided a letter of credit for $5.0 million to purchase raw materials for the manufacture of these component parts. This commitment should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of June 30, 2004, total open commitments under these purchase orders were $16.9 million, which are due at the end of this year.

20.                               COUNTRY RISKS:

Approximately 90% and 91% of the Company’s net sales for the three and six months ended June 30, 2004 and 82% for both the three and six months ended June 30, 2003, respectively, were made in China. Accordingly, the Company’s business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China and by the general state of China’s economy. As such, the Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

Approximately 3% of the Company’s sales for both the three and six months ended June 30, 2004 and approximately 15% and 16% of the Company’s sales for the three and six months ended June 30, 2003, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

21.                               INCOME TAX ASSETS AND LIABILITIES:

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

22.                               ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Beginning in the first quarter of 2004, the Company hedges certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen. Pursuant to its foreign currency exchange hedging policy, the Company may hedge anticipated transactions and the related payables denominated in foreign currencies using forward foreign currency exchange rate contracts.  Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized liabilities. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and six months ended June 30, 2004. The Company’s foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for trading purposes. There were no foreign currency forward contracts open at June 30, 2004.

23.                               RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2003, the EITF issued EITF No. 03-6 “ Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance was applicable to the Company starting with the second quarter beginning April 1, 2004. The Company evaluated the impact of this pronouncement and determined that there was no effect on its financial statements.

On April 9, 2004, the FASB issued FASB Staff Position (“FSP”) to SFAS 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities to provide disclosure guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. The FSP addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP SFAS 129-1 states that to comply with the requirements of SFAS 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion.  The Company evaluated the impact of this pronouncement and has enhanced its disclosures as required. Refer to Note 3, Earnings Per Share.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, including our expectations about continuing growth in the number of subscribers for telecommunications products in other countries in which we do business; our expectations regarding continued growth in our business and operations; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use our cash, debt or securities to acquire or invest in complementary businesses, technologies or product offerings; our expectations regarding trends in customer acceptance of our products; our expectation that there will be increases in selling, marketing, research and development, and general and administrative expenses; our expectations regarding future growth of our business and operations; our expectations regarding our ability to take advantage of strategic investment opportunities; our expectation that we will continue to invest significantly in research and development; our expectations regarding the status of products under development; our expectations about anticipated Sarbanes-Oxley compliance costs and our compliance with that Act; our expectations regarding our future investments; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of 3G networks; our expectations regarding the impact of a reorganization of China Netcom International Corporation Ltd. (“China Netcom”); our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China; our expectations regarding the future allocation of net sales by product group; our expectations regarding efficiencies we hope to achieve in supply chain management and inventory purchasing, as well as trends in inventory growth; and our expectations regarding our expansion into new markets around the world. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

EXECUTIVE SUMMARY

We design, manufacture and sell telecommunications equipment and products and provide services associated with their operation. Our products are deployed and installed globally primarily by wireless and wireline telecommunications service providers. We provide an extensive range of products for transportation of voice, data and video traffic for these service providers. We are currently operating in China, Japan, India, the Central and Latin American region, North America, the European, Middle Eastern and African region and southeastern and northern Asia.

We differentiate ourselves with products designed to reduce network complexity, integrate high performance capabilities and allow a simple transition to next generation networks. We design our products to facilitate cost-effective and efficient deployment, maintenance and upgrades.

Our technologies and products fall into these major categories:

•                                          wireless infrastructure, a technology that enables end users, or subscribers, to send and receive data, voice and media while mobile and using wireless devices;

•                                          wireline infrastructure, a technology that enables subscribers to send and receive data, voice and media transport and carriage in a fixed location; and

•                                          subscriber terminal products, including handsets and customer premise equipment (“CPE”), which receive data, voice and media transmissions.

Historically, substantially all of our sales have been to service providers in China. 90% and 91% of our sales for the three and six months ended June 30, 2004, respectively, were derived from China. For the three and six months ended June 30, 2004, we had $618.3 million and $1.2 billion of revenue, respectively, an 86% and 98% increase over the corresponding periods in 2003. This growth in revenue was driven by China’s continued demand for our products and services to meet the needs of its increased subscriber base and its expanding telecommunications market. We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth to continue throughout 2004 since China’s teledensity rates, or the number of telephones per person in a region, remain low in comparison to that of developed countries. However, we do expect this growth to be at a slower rate than the first half of the year.

The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s growing telecommunications market. This growth has led to competitive pricing pressure, causing average selling prices to decrease during the three and six months ended June 30, 2004 relative to those in the comparative period in 2003. This pricing pressure affected both our infrastructure and handset product lines, contributing to lower margins overall.

We strive to develop products with more advanced features and to enhance the features of our existing products, which we believe will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future sale. In addition, during the first half of 2004, we continued to strive to reduce the cost of manufacturing our products by streamlining our design functions.

During the second quarter 2004, we signed approximately $300 million of international sales contracts, and we intend to continue to expand our global sales outside of China. We expect to recognize the majority of revenue from these contracts during the second half of 2004. International deployments for the second quarter of 2004 were delayed by longer-than-average delivery times. As we expand, we need to improve our supply chain and inventory management processes to ensure timely deliveries. We engaged consultants to assist with these efforts, and expect to reduce our delivery times as a result of these improvements.

KEY TRANSACTIONS

Acquisitions

During the second quarter of 2004, we closed two acquisitions and announced a third acquisition with Audiovox, which we anticipate will close in the fourth quarter of 2004.  We consider all three of these acquisitions to be important elements of our long-term global wireless strategy. Specifically, they provide the core features of our new code division multiple access (or "COMA") product portfolio.

TELOS Technology, Inc.

On May 19, 2004, we completed the acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. (“TELOS”) and its subsidiaries.  TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.3 million.  We paid $29.0 million in cash, in addition to $1.3 million of acquisition-related transaction costs. Within one year of the acquisition date, additional payments totaling a maximum of $19.0 million may become payable based upon revenue recognized from the sale of TELOS products. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

The existing technology acquired included the entire TELOS product family of CDMA softswitch technology products, supporting servers and operations maintenance centers. CDMA technology is the common platform on which third-generation wireless data services and applications are built. By assigning unique codes to each communication to differentiate it from others in the same spectrum, CDMA technology allows many users to occupy the same time and frequency allocations in a given band or space. The TELOS product line will be integrated with our suite of CDMA products, strengthening our existing CDMA product and infrastructure portfolio. In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”), an assembled workforce of approximately 60 employees, customer relationships and goodwill.

Hyundai Syscomm, Inc.

On April 27, 2004, we completed the acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to Hyundai Syscomm, Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea.  Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million, excluding transaction costs of $1.8 million. There was $7.3 million in cash payable at the closing date and an additional $3.0 million in cash payable one year from the closing date. The remaining purchase price was comprised of $2.0 million payable upon the completion of technical training by HSI employees to our manufacturing staff in China under the terms of a Training Services Agreement and $1.8 million of transaction costs. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with SFAS 141.

Under the terms of the transaction with HSI, we acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were the base transceiver station (“BTS”) and base station controllers (“BSC”) product lines.  BTS is the antenna and radio equipment that enables wireless devices to communicate with a land-based transmission network in a given range. BSC performs radio signal management functions for BTS, managing functions such as frequency assignment and handoff. As part of the asset purchase agreement, we entered into a training services agreement with HSI, whereby HSI employees will provide technical training to our manufacturing staff in China for the sixth-month period subsequent to the acquisition. This technology and technological know-how will strengthen our CDMA existing product portfolio and the development of future CDMA technology.

In addition to acquiring existing technology, we entered into non-compete and licensing agreements.  The non-compete agreement prohibits HSI from competing against us in all countries except Korea for four years from the valuation date. The licensing agreement requires that HSI pay us 1% of revenue as royalty for the usage of the intellectual property that we acquired under the terms of the acquisition for fifteen years subsequent to the valuation date.

Audiovox Communications, Inc.

On June 14, 2004, we announced an agreement to acquire select assets of Audiovox Communications Corporation (“Audiovox”), the wireless handset division of Audiovox Corporation. We will acquire select assets and liabilities, including inventories, prepaids, third-party payables, accrued expenses and the right to hire approximately 270 employees for $165.1 million in cash. We will acquire the Audiovox’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators primarily in North and South America. Closing of the transaction is subject to satisfaction of certain conditions outlined in the purchase agreement.

Stockholders’ Equity

On March 12, 2004, our Board of Directors approved a stock repurchase program, authorizing the repurchase of up to 5,000,000 shares of our outstanding common stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution.  As of June 30, 2004, we repurchased a total of approximately 3.6 million shares under this program at an average price of $30.25 per share, for a total cash outflow of $107.6 million.

Transactions with Softbank and Affiliated Entities

We recognized revenue of $21.1 million and $32.6 million for the three and six months ended June 30, 2004, respectively, and revenue of $60.2 million and $118.7 million for the three and six months ended June 30, 2003, respectively with respect to sales of telecommunications equipment to Softbank BB Corporation (“SBBC”), an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., a significant stockholder of ours. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!”. The majority of the products we provide to SBBC is associated with ADSL technology. The contract was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. Included in accounts receivable at June 30, 2004 and December 31, 2003 were $29.9 million and $43.9 million, respectively, related to this agreement. There were insignificant amounts included in deferred revenue in respect to this agreement at June 30, 2004 and no amounts included in deferred revenue in respect to this agreement at December 31, 2003.

During 2000, we invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment is intended to enable us to participate in the anticipated growth of Internet-related businesses in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We account for this investment under the cost method and recorded no losses and insignificant losses in the carrying value of this investment during the three and six months ended June 30, 2004, respectively. We recorded insignificant losses and losses of $0.1 million due to an other-than-temporary decline in the carrying value of this investment during the three and six months ended June 30, 2003, respectively. The balance in this investment was $5.3 million at June 30, 2004.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK America, Inc.  Under the terms of the agreement we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK America, Inc.  SOFTBANK BB CORP. will continue to service such modems and modem rental agreements.  Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period.  Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents.  The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans.  We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded.  During three and six months ended June 30, 2004, we recorded $.3 million and $.7 million, respectively, in interest income in respect of this loan.  The loan receivable at June 30, 2004 was approximately $11.2 million and is included in other long-term assets.

During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy proceedings. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. The balance in this investment was $1.8 million at June 30, 2004.

On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of June 30, 2004, SOFTBANK America Inc. beneficially owned approximately 12.9 % of our outstanding stock.

RESULTS OF OPERATIONS

Our net sales consist of product and service sales within three broad telecommunications product lines: wireless infrastructure; wireline infrastructure and subscriber terminals including handsets and CPE.  Wireless infrastructure is primarily comprised of the Personal Access System (“PAS”); iPAS; and CDMA products.  Wireline infrastructure is primarily comprised of the AN2000, IPDSLAM, and other wireline products.  The subscriber terminal products include PAS handsets, CPE and will include CDMA handsets beginning in 2005.  During the second quarter of 2004, we experienced 70% growth in net sales over the second quarter of 2003.  Net sales may not grow at the same rate or may even decline in the future.  With many of our product sales, we provide installation services.  Additionally, we provide maintenance services for some products.  In all periods, total services sales were less than 10% of net sales.

Cost of sales consists primarily of material costs, payments to agents, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers in China to manufacture and assemble the majority of our products.

Our gross profit has been affected by competitive pricing pressure, product mix and material costs. Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices from competitive pricing pressure and our ability to reduce cost of sales.

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

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes, equipment depreciation and third party development expenses. A large percentage of our costs is fixed and difficult to quickly reduce in periods of reduced sales. Our research and development efforts are focused on developing both next-generation products as well as working to upgrade our existing systems and products. We believe that continued investment in research and development is critical to our long-term success. Accordingly, we expect that our research and development expenses will increase in absolute dollars in future periods.

Income tax expense is based upon a blended effective tax rate based upon our expectation of the amount of income to be earned in each tax jurisdiction.  The primary drivers for income tax expense includes both the total amount and location of the income earned.  The Company uses tax-planning strategies to minimize its income tax expense.  Income tax expense as a percentage of income before taxes will increase if relatively more income is earned in higher tax environments.

THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET SALES

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	(in thousands)
Sales by region
China	$618,323	90%	$332,548	82%	$1,188,889	91%	$601,478	82%
Japan	22,104	3%	60,546	15%	41,531	3%	120,366	16%
Other	49,201	7%	12,740	3%	81,499	6%	14,510	2%
TOTAL NET SALES	$689,628	100%	$405,834	100%	$1,311,919	100%	$736,354	100%

Sales by product line
Wireless infrastructure	$427,659	62%	$143,490	35%	$764,176	58%	$267,850	36%
Subscriber handsets	194,313	28%	187,128	46%	430,733	33%	327,088	44%
Wireline products	67,656	10%	75,216	19%	117,010	9%	141,416	20%
TOTAL NET SALES	$689,628	100%	$405,834	100%	$1,311,919	100%	$736,354	100%

Three months ended June 30, 2004 and 2003

In the second quarter of 2004, net sales increased by $283.8 million or 70% over the second quarter of 2003.  This increase was primarily driven by increases in wireless infrastructure sales of $284.2 million.  The increase was attributable to increased demand from carriers in China as a result of the increased number of subscribers.  Total PAS subscribers increased from approximately 20 million at June 30, 2003 to approximately 54 million at June 30, 2004.  We believe that PAS subscriber growth will continue to grow to between 65 and 70 million subscribers by the end of 2004.  Wireless infrastructure revenues are directly affected by the timing of customer acceptance.  In the second quarter of 2004, our customers accepted wireless infrastructure projects faster than we have historically experienced.  This was consistent with our expectation of a quickening pace of the sales cycle for our China customers as they move from initial system implementation to system expansion.

We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At June 30, 2004 and 2003, we had 30 and 31 such customers, respectively. The Jiangsu and Hei Long Jiang provinces accounted for 15% and 10% of our net sales, respectively, for the three months ended June 30, 2004. The Hei Long Jiang, Zhejiang and Hebei provinces accounted for 13%, 11% and 10% of our net sales, respectively, for the three months ended June 30, 2003.

Six months ended June 30, 2004 and 2003

For the first six months of 2004, net sales increased by $575.6 million or 78% over the first six months of 2003.  This increase in sales was primarily attributable to increased demand for our products and services resulting from an increased number of subscribers. Net sales growth was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures. Wireless infrastructure revenues are directly affected by the timing of customer acceptance. In the first half of 2004,  our customers accepted wireless infrastructure expansion projects faster than we have historically experienced, increasing the percentage of net sales derived from wireless infrastructure products that were sold during the six months ended June 30, 2004 than in the comparative period in 2003.

We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At June 30, 2004 and 2003, we had 30 and 31 such customers, respectively. The Guangdong, Jiangsu and Hei Long Jiang provinces accounted for 16%, 11% and 10% of our net sales, respectively, for the six months ended June 30, 2004. The Hei Long Jiang province accounted for 13% of our net sales for the six months ended June 30, 2003.

The decrease in wireline sales was attributable to several factors.  Sales of wireline products for the six months ended June 30, 2004 were lower than the comparative period in the prior year due to high levels of wireline product sales in the first half of 2003 due to Japan’s expansion of its wireline infrastructure base in that period.

Some wireline product shipments and customer acceptances were delayed until after the second quarter due to some supply chain difficulties, thereby reducing the wireline revenues recorded during the six months ended June 30, 2004.

Over the second six months of 2004, we expect wireless infrastructure revenues to remain consistent with the first six months.  We expect our sales growth for the second six months of 2004 to occur principally in our wireline products revenues and secondly in our handset revenues.

GROSS PROFIT

	Three months ended March 31,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Gross profit	$176,270	$137,504	$352,305	$250,189
Gross profit percentage	26%	34%	27%	34%

Three months ended June 30, 2004 and 2003

Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials.  We attribute the decrease in gross profit as a percent of net sales for the three months ended June 30, 2004 from the corresponding period in 2003 mostly to declining margins on our handset products. The declining margins resulted from increased competitive market pricing pressures throughout the telecommunications market in the second quarter of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 46% of net sales for the second quarter of 2003 to 28% of net sales for the second quarter of 2004. Secondly, the decline in gross profit for the second quarter 2004 as compared to the second quarter in 2003 was due to a smaller percentage of sales of our higher margin wireline products, from 19% of net sales during the second quarter of 2003 to 10% of net sales for the same period in 2004.  In addition to having a lower percentage of wireline sales this period, our margins decreased due to lower margins on a specific contract upon which revenues were recognized in this period. This gross margin decline was offset by both higher margins and an increased percentage of our sales from iPAS/PAS systems.

Six months ended June 30, 2004 and 2003

Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. The decrease in gross profit for the six months ended 2004 as compared to the same period in 2003 was due to a smaller percentage of sales of our higher margin wireline products, from 20% of net sales for the six months ended June 30, 2003 to 9% of net sales for the same period in 2004.  In addition to having a lower percentage of wireline sales this period, our margins decreased due to lower margins on a specific contract upon which revenues were recognized in this period.  We also attribute the decline in gross profit as a percent of net sales for the six months ended June 30, 2004 from the corresponding period in 2003 to declining margins on our handset products.  The declining margins resulted from increased competitive market pricing pressures throughout the telecommunications market during the first half of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 44% of net sales for the six months ended June 30, 2003 to 33% of net sales for the same period in 2004.  This gross margin decline was offset by higher margins on our iPAS/PAS systems. Also offsetting declining gross margins was the increased percentage of our sales derived from iPAS/PAS systems, from 36% for the six months ended June 30, 2003 to 58% for the six months ended June 30, 2004.

We believe that our overall gross profit as a percentage of net sales will continue to fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices as a result of competition and our ability to reduce cost of sales. We expect that there will be continued competitive market pricing pressures on our products in line with current trends in the industry.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2004	% of net sales	2003	% of net sales	2004	% of net sales	2003	% of net sales
	(in thousands)				(in thousands)

Selling, general and administrative (“SG&A”)
expenses	$67,830	10%	$34,963	9%	$134,773	10%	$72,546	10%
Research and development (“R&D”)	52,592	8%	36,078	9%	98,250	8%	62,890	9%
In-process research and development (“IPR&D”)	1,400	0%	9,328	2%	1,400	0%	10,648	1%
Amortization of intangible assets	3,334	0%	1,483	0%	6,307	0%	2,178	0%

TOTAL OPERATING EXPENSES	$125,156	18%	$81,852	20%	$240,730	18%	$148,262	20%

SELLING, GENERAL AND ADMINISTRATIVE

The Company manages selling general and administrative expenses as a percentage of net sales.  In the current quarter and six months, selling general and administrative expenses remained consistent with prior periods at approximately 10% of net sales.

Three months ended June 30, 2004 and 2003

The increase of 94% in absolute dollars in selling, general and administrative expenses was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally.  Selling, general and administrative headcount increased approximately 41% from an average of 2,088 employees for the three months ended June 30, 2003 to an average of 2,947 employees for the three months ended June 30, 2004.  Secondly, bad debt expense is generally a function of the size of the accounts receivable balance.  Gross accounts receivable increased 100% over June 30, 2003, which resulted in an increase of approximately $10 million in bad debt expense between the second quarter of 2004 compared to the second quarter of 2003.  Finally, the Company incurred additional professional services fees related to Sarbanes-Oxley compliance and supply chain management, which resulted in an increase of approximately $7.0 million for professional services fees in the second quarter of 2004.

Six months ended June 30, 2004 and 2003

The increase of 86% in absolute dollars in selling, general and administrative expenses was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally. Selling, general and administrative headcount increased approximately 48% from an average of 1,895 employees for the six months ended June 30, 2003 to an average of 2,801 employees for the six months ended June 30, 2004.  Additionally, increases in professional services fees of $10.7 million and bad debt expense of $8.5 million for the first six months of 2004 compared to the first six months of 2003 contributed to the increase.

RESEARCH AND DEVELOPMENT

The Company manages research and development expenses as a percentage of net sales.  In the current quarter and six months, research and development expenses decreased compared with prior periods.  The decrease of research and development expenses as a percentage of net sales was due to increased economies of scale associated with increased business levels. The majority of the new personnel being hired in China, where labor costs are less expensive than in the United States, also contributed to the decrease in research and development expenses as a percentage of net sales.

We expect research and development expense to remain constant as a percentage of net sales for the near future.

Three months ended June 30, 2004 and 2003

The 46% increase in absolute dollars of research and development expenses was primarily due to hiring additional technical personnel to support both product enhancements and new product development. Research and development headcount increased approximately 52% from an average of 1,787 employees for the three months ended June 30, 2003 to an average of 2,719 employees for the three months ended June 30, 2004.  The significant majority of the increase in research and development expenses from the three months ended June 30, 2003 to the three months ended June 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our research and development teams in China, from a full quarter’s salaries for CommWorks personnel as compared to one month’s salaries in the same period in the prior year and from additional employees hired in conjunction with the acquisitions of TELOS and HSI.

Six months ended June 30, 2004 and 2003

The increase in absolute dollars of research and development expenses of 56% was primarily due to hiring additional technical personnel to support both product enhancements and new product development. Research and development headcount increased approximately 57% from an average of 1,591 employees for the six months ended June 30, 2003 to an average of 2,492 employees for the six months ended June 30, 2004. The significant majority of the increase in research and development expenses from the six months ended June 30, 2003 to the six months ended June 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our research and development teams in China, from a full six months of salaries for CommWorks personnel as compared to one month’s salaries in the same period in the prior year and from additional employees hired in conjunction with the acquisitions of TELOS and HSI.

IN-PROCESS RESEARCH AND DEVELOPMENT

Three months ended June 30, 2004 and 2003

The $1.4 million charge to in-process research and development (“IPR&D”) for the three months ended June 30, 2004 was from our acquisition of TELOS. Of the $9.3 million charge to IPR&D for the three months ended June 30, 2003, $1.3 million, $6.2 million and $1.9 million were due to the CommWorks, RollingStreams and Xebeo acquisitions, respectively.  All charges to IPR&D were based upon independent valuations.

Six months ended June 30, 2004 and 2003

The $1.4 million charge to IPR&D for the six months ended June 30, 2004 was from our acquisition of TELOS. Of the $10.7 million charge to IPR&D for the six months ended June 30, 2003, $1.3 million, $6.2 million, $1.9 million and $1.3 million were due to the CommWorks, RollingStreams, Xebeo and Shanghai Yi Yun acquisitions, respectively. All charges to IPR&D were based upon independent valuations.

AMORTIZATION OF INTANGIBLE ASSETS

Three months ended June 30, 2004 and 2003

The increase in the amortization of intangible assets for the three months ended June 30, 2004 was due to a full three months of amortization expense associated with the $44.9 million of intangibles recorded upon our May 2003 CommWorks acquisition as compared to one month of expense for the comparative period in the prior year. Additionally, the increase in amortization of intangible assets expense was due to additional amortization expenses related to $20.9 million and $5.2 million of intangible assets recorded upon our acquisitions of TELOS and HSI, respectively. The estimated useful lives of these purchased intangibles are from one to ten years.

Six months ended June 30, 2004 and 2003

The increase in the amortization of intangible assets for the six months ended June 30, 2004 was due to a full six months of amortization expense associated with the $44.9 million of intangibles recorded upon our May 2003 CommWorks acquisition as compared to one month of expense for the comparative period in the prior year. Additionally, the increase in amortization of intangible assets expense was due to additional amortization expenses related to $20.9 million and $5.2 million of intangible assets recorded upon our acquisitions of TELOS and HSI, respectively. The estimated useful lives of these purchased intangibles are from one to ten years.

We anticipate additional amortization expense will be incurred in the third and fourth quarters of 2004 as the third quarter will include a full three months of amortization related to TELOS and HSI and the fourth quarter will include amortization expense related to the Audiovox transaction.

OTHER INCOME (EXPENSES)

INTEREST INCOME

Three months ended June 30, 2004 and 2003

Interest income was $1.8 million and $0.7 million for the three months ended June 30, 2004 and 2003, respectively. The increase in interest income was due to higher average cash balances for the three months ended June 30, 2004 as compared to the corresponding period in 2003.

Six months ended June 30, 2004 and 2003

Interest income was $3.2 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase in interest income was due to higher average cash balances for the six months ended June 30, 2004 as compared to the corresponding period in 2003.

INTEREST EXPENSE

Three months ended June 30, 2004 and 2003

Interest expense was $1.1 million and $2.2 million for the three months ended June 30, 2004 and 2003, respectively.

Six months ended June 30, 2004 and 2003

Interest expense was $2.2 million and $2.8 million for the six months ended June 30, 2004 and 2003, respectively.

OTHER INCOME (EXPENSE), NET

Three months ended June 30, 2004 and 2003

Net other income was $4.3 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively. Net other income for the three months ended June 30, 2004 was primarily due to a $2.1 million tax refund received in China.  Additionally, we had a currency exchange gain of $0.9 million for the second quarter 2004 as compared to a currency exchange loss of $2.3 million for the second quarter 2003. We also earned a $0.5 million dividend from one of our investments during the three months ended June 2004. Net other income for the three months ended June 30, 2003 was primarily due to a tax refund received in China of $2.6 million.

Six months ended June 30, 2004 and 2003

Net other income was $13.0 million and $4.3 million for the six months ended June 30, 2004 and 2003, respectively. Net other income for the six months ended June 30, 2004 was primarily due to our receiving a $7.8 million financial subsidy from the local Chinese government during the first quarter of 2004.  This subsidy was to encourage our investment in local research and development and manufacturing activities.  We also recorded a currency exchange gain of $0.5 million for the six months ended 2004 as compared to a currency exchange loss of $1.5 million for the six months ended 2003. Additionally, we had a Japanese consumption tax refund of $1.4 million during the first quarter of 2004. Net other income for the six months ended June 30, 2003 was primarily due to a $3.9 million reinvestment incentive payment and a $2.6 million tax refund received in China.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Three months ended June 30, 2004 and 2003

Equity in net loss of affiliated companies was $1.2 million and $1.7 million for the three months ended June 30, 2004 and 2003, respectively, and primarily resulted from losses incurred at our joint venture with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd.

Six months ended June 30, 2004 and 2003

Equity in net loss of affiliated companies was $2.2 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively, and primarily resulted from losses incurred at our joint venture with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd.

INCOME TAX EXPENSE

Three months ended June 30, 2004 and 2003

Income tax expense was $11.0 million and $13.1 million for the three months ended June 30, 2004 and 2003, respectively. The primary reason for the decrease in income tax expense was due to our overall effective tax rate decreasing to 20% for 2004 from 25% in 2003.  This decrease was a result of continued tax holidays in China as well as a greater proportion of income in countries with low tax rates.  We expect that our income tax expense will grow in absolute dollars in line with anticipated increases in pretax income.

Six months ended June 30, 2004 and 2003

Income tax expense was $24.7 million and $25.6 million for the six months ended June 30, 2004 and 2003, respectively. The primary reason for the decrease in income tax expense despite the fact that our income before taxes increased 20% for the six months ended June 30, 2004 from the corresponding period in 2003 was that the overall effective tax rate for 2004 decreased to 20% from 25% in 2003.  This decrease was a result of continued tax holidays in China as well as a greater proportion of income in countries with low tax rates.  We expect that our income tax expense will grow in absolute dollars in line with anticipated increases in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2004

Net cash used in operating activities for the six months ended June 30, 2004 was $118.5 million. Operating cash was affected by changes in customer advances, inventory and accounts receivable offset by net income and non-cash charges including depreciation and amortization and changes in deferred costs and accounts payable.

The $179.1 million increase in accounts receivable was attributable to a larger volume of sales, from $736.4 million for the six months ended June 30, 2003 to $1.3 billion for the same period in 2004. Also contributing to a larger accounts receivable balance was that we had longer collection periods during the six months ended June 30, 2004 as compared to the same period in the prior year; our days sales outstanding was 70 days at June 30, 2004 as compared to 58 days at June 30, 2003.   We project that our days sales outstanding will fluctuate between 60 and 80 days for the remainder of 2004.

Inventory, net of inventory provision, increased by $193.0 million, also decreasing our operating cash.  As we expect sales to increase in subsequent quarters, we continued to build our inventory supply in this period to meet the anticipated demand in future periods.

The $309.8 million decrease in customer advances also decreased operating cash for the period.  Customer advances, which represent cash deposits we have received from our customers for orders that have not yet received final acceptance, decreased due to an increased amount of customer acceptances.  As our customers in China transition from new system installations to system expansions, we believe that the period between customer advance and acceptance will shorten which will result in smaller customer advance balances for those customers.

Offsetting the activity that decreased operating cash for the period were net income and non-cash charges including depreciation and amortization and changes in deferred costs and accounts payable. Net income was $98.6 million, adjusted for non-cash charges including $34.0 million of depreciation and amortization.  Deferred costs, or inventory at customer sites awaiting final acceptance, decreased by $223.3 million.  The decrease in deferred costs was also a result of increased revenues and a greater number of customer acceptances, corresponding to the decrease in customer advances.  Accounts payable increased by $136.9 million, consistent with increased inventory purchasing.

2003

Net cash used in operations for the six months ended June 30, 2003 of $155.9 million was primarily due to an increase in inventory, deferred costs, accounts receivable and other current and non-current assets of $254.1 million, $405.9 million, $42.3 million and $121.0 million, respectively.  This was partially offset by net income of $76.8 million, adjusted for non-cash charges including depreciation and amortization expense of $17.7 million and in-process research and development costs of $10.6 million, as well as growth in deferred revenue of $362.2 million, accounts payable of $165.6 million, other current liabilities of $26.5 million and customer advances of $9.2 million.

Investing Activities

2004

Net cash used in investing activities for the six months ended June 30, 2004 of $155.7 million was primarily due to purchases of property, plant and equipment to support our expansion.  Of the total $62.5 million invested in property, plant and equipment, construction costs incurred on our Hangzhou manufacturing facility were $35.1 million during the period.  The Company anticipates a total investment for the Hangzhou facility of $138 million of which an additional $31 million is expected to be incurred.    Also contributing to net cash used in investing activities was our purchases of TELOS and HSI, which resulted in a cash outflow of $44.7 million.   The Company anticipates that the Audiovox transaction will close early in the fourth quarter of 2004 and will require a cash payment of $165.1 million at that time.   Finally, net purchases of short-term investments of $35.3 million contributed to cash used in investment activities.

2003

Net cash used in investing activities for the six months ended June 30, 2003 of $42.8 million was primarily due to business acquisitions of $109.5 million and purchases of property, plant and equipment of $41.2 million, offset by net sales of short-term investments of $113.0 million.

Financing Activities

2004

Net cash provided by financing activities was $384.7 million for the six months ended June 30, 2004.  This was primarily due to proceeds raised from our selling 12.1 million shares of common stock at $39.25 per share to Banc of America Securities, LLC, for net proceeds of approximately $474.6 million. In addition to the sale of stock, we received $17.7 million for the issuance of common stock through stock option and warrant exercises. Offsetting cash provided by financing activities, we used a portion of the capital raised to repurchase a total of 3.6 million shares of our common stock at an average price of $30.25 per share for a total cost of $107.6 million, including transaction fees.

2003

Net cash provided by financing activities for the six months ended June 30, 2003 of $243.0 million was primarily due to the offering of convertible subordinated notes of $391.4 million and proceeds from the exercise of stock options of $35.0 million, offset by the repurchase of shares from Softbank of $139.6 million and purchases of call options for $43.8 million.

Liquidity

Our working capital was $1.3 billion and $779.6 million at June 30, 2004 and 2003, respectively. This increase in working capital is due to increased cash on hand, to $484.8 million in cash and cash equivalents and $77.0 of short-term investments at June 30, 2004, from $276.0 million of cash and cash equivalents and $5.3 million of short-term investments at June 30, 2003. Our working capital also increased due to larger accounts receivable and inventory balances and lower customer advances, offset by smaller deferred costs balances, and higher accounts payable and deferred revenue balances. Cash on hand increased due to remaining proceeds from $474.6 million of net proceeds received from our equity offering in January 2004. We believe that this cash positions us to take advantage of strategic investment opportunities.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Sales outside China are generally denominated in US dollars. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at June 30, 2004 was approximately $36.7 million. Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and six months ended June 30, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for trading purposes. There were no foreign currency forward contracts held at June 30, 2004.

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of June 30, 2004, we had cash, restricted cash, short-term investments and restricted short-term investments of $604.4 million and lines of credit totaling $566.8 million available for future borrowings. $264.8 million of these facilities expire in 2004 and $302.0 million of these facilities expire between 2005 and 2010.   Of our total cash balance, $174.0 million is held in China where currency exchange controls exist.  As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

Income taxes

Our subsidiaries and joint ventures located in China enjoy tax benefits which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit making year and a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as advanced and high-tech enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays discussed above are applicable to UTStarcom (Chongqing) Co., Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities qualify as accredited advanced and high-tech enterprises. Specifically, HUTS currently enjoys a 15% tax rate that will continue indefinitely provided they continue to qualify their status as an advanced and high-tech enterprise and the Government does not change the tax laws. UTSC currently enjoys a 10% holiday tax rate that expires on December 31, 2005, at which point they will be subject to a 15% tax rate provided they continue to qualify as an advanced and high-tech enterprise and the Government does not change the tax laws. HSTC and CUTS are currently exempt from income tax until December 31, 2004, at which point they will be subject to a 7.5% tax rate, which will expire on December 31, 2007.

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

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	June 30, 2004 Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Notes Payable	$1,500	$1,500	$—	$—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500
Operating leases	$24,885	$11,322	$13,145	$418
Other Commercial Commitments
Standby letters of credit	$35,874	$35,874	$—	$—
Purchase commitments	$39,600	$39,600

Notes payable

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to six months and are typically non-interest bearing.

Convertible subordinated notes

Our $402.5 million of convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes.

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through 2008.

Audiovox purchase price payable

Upon the closing of the Audiovox purchase transaction, which is anticipated during the fourth quarter of 2004, we will be required to pay approximately $165.1 million in cash. The closing of the transaction is subject to satisfaction of certain conditions outlined in the purchase agreement.

Standby letters of credit

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from three suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of June 30, 2004, total open commitments under these purchase orders were approximately $39.6 million.

Joint venture funding

Pursuant to the joint venture agreement with Matsushita, we are jointly liable for the losses incurred in the operations of the joint venture up to the maximum of our investment in the entity.  At June 30, 2004, the losses had exceeded this amount; however, we had accrued additional losses of approximately $1.2 million during the three months ended June

30, 2004 due to our commitment to fund an additional investment of $9.3 million. We have cumulative losses of $2.2 million recorded within other current liabilities.

Investment commitments

As of June 30, 2004, we had invested a total of $2.0 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Intellectual property

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

Accounts receivable transferred to notes receivable

We accept commercial notes receivable with maturity dates between three and six months from our customers in China in the normal course of business. We may discount these notes with banking institutions in China. Notes receivable available for sale were $42.9 million and $11.4 million at June 30, 2004 and December 31, 2003, respectively. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during the three and six months ended June 30, 2004; there were $25.3 million and $44.5 million of notes receivable sold during the three and six months ended June 30, 2003, respectively.  These notes are not included in our consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. The costs of settling or transferring these notes receivable were $0.3 million and $0.5 million for the three and six months ended June 30, 2003, and were included in other income, net in the Consolidated Statements of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance was applicable to the Company starting with the second quarter beginning April 1, 2004. We have evaluated the impact of this pronouncement and determined that there was no effect on our financial statements.

On April 9, 2004, the FASB issued FASB Staff Position (“FSP”) to SFAS 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities to provide disclosure guidance for contingently convertible securities, including those instruments with contingent conversion requirements that have not been met and otherwise are not required to be included in the computation of diluted earnings per share. The FSP addresses concerns that disclosures relating to contingently convertible securities are inconsistent between companies or may be inadequate. FSP SFAS 129-1 notes that to comply with the requirements of SFAS 129, the significant terms of the conversion features of the contingently convertible security should be disclosed to enable users of financial statements to understand the circumstances of the contingency and the potential impact of conversion. We have evaluated the impact of this pronouncement and have enhanced our disclosures as required.  For additional information about our outstanding convertible securities, please refer to Note 14 of our Condensed Consolidated Financial Statements, Debt.

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

•                                          the decline in business activity we typically experience during the Chinese Lunar New Year holiday, which leads to decreased sales during our first fiscal quarter relative to historical and expected year-long trends; and

•                                          changes in accounting rules, such as recording expenses related to employee stock option compensation plans.

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

Approximately $618.3 million, or 90%, and $1.2 billion, or 91%, of our net sales for the three and six months ended June 30, 2004, respectively, occurred in China. Approximately $332.5 million, or 82%, and $601.5 million, or 82%, of our net sales for the three and six months ended June 30, 2003, respectively, occurred in China. While we anticipate expansion into other foreign markets, a significant majority of our net sales will be derived from China for the foreseeable future. In addition, we plan to continue to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading “Risks Related to Conducting Business in China” for additional information about the risks we face in connection with our China operations.

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

We have contracts with a single supplier or with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of different components or materials used in our products. For example, in 2001 and 2002 there was a worldwide shortage of handset components resulting from our third-party manufacturers’ inability to assemble and manufacture a sufficient quantity of handsets to keep pace with consumer demand. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

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

•                                          improving and sustaining our supply chain capability;

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

We have acquired other businesses, products and technologies. For  example, during the second quarter, we completed our acquisitions of TELOS and HSI for $30.3 million and $14.1 million.  Additionally, in June, 2004, we announced our acquisition of certain assets of Audiovox for $165.1 million, an acquisition that we expect to close in the fourth quarter of 2004.  Any anticipated benefits of these acquisitions may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses.

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

Because most of our sales are made in foreign countries, we are exposed to market risk for changes in foreign exchange rates on our foreign currency-denominated accounts and notes receivable balances. We do not currently hedge our foreign currency-denominated transactions. Historically, the majority of our sales have been made in China and denominated in Renminbi. The impact of currency fluctuations of Renminbi thus far has been insignificant as it is fixed to the U.S. dollar.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) by December 31, 2004. Rules describing the requirements for our auditors to be able to attest to our compliance under Section 404 were adopted in June, 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. Because the matter of Section 404 compliance is new, there is no precedent or proven method for such compliance, and our management must exercise significant judgment in our effort to comply with

Section 404. As a result of this uncertainty, we cannot be certain that we will comply with the requirements of Section 404 in a timely manner. If we fail to comply in a timely manner, public perception of our internal controls could be damaged, causing our financial results to suffer and our stock price to decline.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The Nasdaq National Market has revised its requirements for companies that are Nasdaq-listed. We expect these developments (i) will require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

If China Telecom Corporation (“China Telecom”) or China Netcom International Corporation Ltd. (“China Netcom”) obtains licenses allowing them to deliver mobile services, our ability to sell our PAS mobile systems and handsets could be impaired.

China Telecom and China Netcom hold and operate the fixed line telephone and data communications assets in China, and currently do not have the licenses necessary to offer mobile services. However, China’s media sources have widely reported that China’s Ministry of Information Industry may grant mobile licenses to China Telecom or China Netcom, or to both toward the end of 2004. Furthermore, it is anticipated that the mobile license granted by the government will be used for 3G mobile network deployments.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.9% of our outstanding stock as of June 30, 2004. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax-exempt instruments. In accordance with our investment policy, all short-term investments are invested in “investment grade” rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2004:

(in thousands except interest rates)

Cash and cash equivalents	$484,767
Average interest rate	0.95%
Restricted cash	15,249
Average interest rate	0.51%
Restricted short-term investments	27,384
Average interest rate	1.04%
Short-term investments	76,979
Average interest rate	1.39%
Total investment securities	$604,379
Average interest rate	1.002%

Concentration of Credit Risk and Major Customers: The table below outlines our sales to, and the accounts receivable balances with respect to our largest customers:

For the three months ended June 30,			For the six months ended June 30,
2004	% of Net Sales	% of Accounts Receivable	2004	% of Net Sales	% of Accounts Receivable
B	15%	15%	A	16%	9%
C	10%	14%	B	11%	15%
			C	10%	14%

2003			2003
C	13%	7%	C	13%	7%
D	11%	9%
E	10%	5%

The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Foreign Exchange Rate Risk.  We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China.  Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and six months ended June 30, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for trading purposes. There were no foreign currency forward contracts held at June 30, 2004. Movements in currency exchange rates could cause variability in our other income (expense).

Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in foreign currency exchange rates in the future may have a material adverse effect on our results of operations. We maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of June 30, 2004 was approximately $36.7 million.

ITEM 4—CONTROLS AND PROCEDURES

During the preparation of the Company's Quarterly Report on Form 10-Q, an equipment sale transaction was identified in a single geographical sales market, outside of China, in the amount of approximately $1.9 million that was initially included as revenue in the Company's proposed internal draft financial statements for the second quarter.  Upon further analysis, it was determined that this transaction did not qualify as recognizable revenue and as such, the Company did not include such revenue in the financial statements for the quarter ended June 30, 2004.

Upon identification of this matter, management and the audit committee initiated a full review and analysis of the facts and circumstances surrounding this transaction.  No additional discrepancies were noted related to the recording or reporting of revenue.  The findings of this review have led management to conclude that certain significant control deficiencies exist related to the review and evaluation of criteria related to revenue recognition, including process deficiencies with respect to obtaining evidence of delivery.

In connection with the above findings and in an effort to address the weaknesses identified in the Company’s internal controls, management has determined that it will take immediate corrective actions.  Such actions will include:

•      a centralized review, analysis and control of all non-China revenue recognition by U.S. corporate management, including receipt of 3rd party evidence of delivery and final acceptance certificate issued by the customer;

•      limitations of local signature approval authority for signing contracts; and

•      additional reconciliation and review of customer site inventory balances.

Separate from the review, the Company discovered that certain inventory transactions recorded in the quarter ended June 30, 2004 were in error.  The Company recorded an adjustment reflected in the Financial Statements to increase inventory and decrease cost of sales by $0.8 million for the three and six months ended June 30, 2004 and to increase earnings per share by $0.01.

In addition, the Company is undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Rules describing the requirements for the Company's independent auditors to be able to attest to our compliance under Section 404 were adopted in June 2004 and we, along with our external service providers, are currently interpreting compliance requirements under Section 404.  As a result of this uncertainty, as well as the significant control deficiencies noted above, the Company cannot be certain that we will be able to comply with the requirements of Section 404 by the December 31, 2004 deadline.

Our management, including the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of June 30, 2004.  Based on that evaluation, combined with a consideration of the additional procedures described above, the Chief Executive Officer and the Chief Financial Officer concluded that, notwithstanding the significant control weakness described above, our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by our management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, except as noted above, no changes during the quarter ended June 30, 2004 were identified that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers our common stock between March 2, 2000 and December 6, 2000. Our directors and officers were dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us. The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that our initial public offering registration statement contained untrue statements of material fact and omitted to state material facts required to be stated in the registration statement, or necessary to make the statements therein not misleading.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted for preliminary approval by the Court. Under the settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1.0 billion exceeds the total amount ultimately collected by the plaintiffs from the non-settling defendants in the coordinated action. The settlement is subject to a number of conditions including Court approval.

If the settlement does not occur, and litigation against UTStarcom continues, we believe it has valid defenses and intends to defend the case vigorously. We are unable to currently estimate the loss, if any, associated with the above litigation.

We have filed a patent infringement suit against Starent Networks Corporation (“Starent”) in the U.S. District Court for the Northern District of California.  In its Complaint, we assert that Starent infringes two UTStarcom patents through the manufacture, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  On June 3, 2004, we served our complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  In its counterclaims, Starent asserts that the patents are not infringed, are invalid, and are unenforceable and asserts unfair competition against us.  The Court is scheduled to hold an initial case management conference on October 12, 2004.  Although we cannot reliably predict the outcome of this litigation, it believes that any liability arising from Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of our operations.

We are a party to other litigation matters and claims that are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 2—CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITYSECURITIES

(e) Stock repurchased for the quarter ended June 30, 2004 is as follows:

Period	Total Number of shares purchased (1)	Average purchase price per share	Total Number of shares purchased as part of a publicly announced program (1)	Maximum number of shares that may yet be purchased under the repurchase plan

April 1, 2004 - April 30, 2004	987,566	$29.79	987,566	3,067,434

May 1, 2004 - May 31, 2004	—	—	—	3,067,434

June 1, 2004 - June 30, 2004	—	—	—	3,067,434
Total	987,566		987,566	3,067,434

(1)          On March 12, 2004, the Company announced a program to repurchase up to 5,000,000 shares of its outstanding common stock over a period of six months, until September, 2004 (the “Repurchase Program”).

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2004, the Company held its annual meeting of stockholders.  As of March 29, 2004, the record date for the annual meeting, there were 117,198,949 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting.  The following proposals were submitted to a vote of the stockholders:

(i)                                     To elect the following two Class I members currently serving on the Board of Directors to serve until the date on which the annual meeting of stockholders is held in the year 2007.

Election of Directors	Votes for	Votes Withheld
Thomas J. Toy	97,292,989	1,806,649
Ying Wu	84,582,857	14,516,781

As a result, Messrs. Toy and Wu were elected as Directors of the Company.

(ii)                                  To ratify and approve the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending December 31, 2004

For	Against	Abstain	Broker Non-votes
97,242,212	1,775,213	82,213	—

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.100	Asset Purchase Agreement among UTStarcom, Inc., Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd. and Telos Engineering Limited dated April 21, 2004
10.101

Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K:

1.               Report on Form 8-K dated on April 22, 2004 (filed on April 23, 2004) under Item 5, relating to the Company’s press release entitled “UTStarcom Agrees to Acquire TELOS Technology, Leading Provider of Industry-Proven Packet Core Networks for CDMA 2000.”

2.               Report on Form 8-K dated and filed on April 27, 2004 under Item 5 and Item 7, relating to the Company announcing its results of operation for the first quarter of 2004.

3.               Report on Form 8-K dated and filed on June 14, 2004 under Item 5 and Item 7, relating to the Company’s press release entitled “UTStarcom Agrees to Acquire Select Assets of Audiovox Handset Division for $165.1 Million.”

UTSTARCOM, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: August 16, 2004	By:	/s/ Hong Liang Lu

Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 16, 2004	By:	/s/ Michael J. Sophie

Michael J. Sophie
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

UTSTARCOM, INC.

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
10.100	Asset Purchase Agreement among UTStarcom, Inc., Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd. and Telos Engineering Limited dated April 21, 2004
10.101

Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002