Form 10-Q
period 2004-09-30
UTSTARCOM INC
filed 2004-11-09
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 5, 2004 there were 114,274,019 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$751,320	$373,974
Short-term investments	44,883	48,617
Accounts receivable, net of allowances for doubtful accounts of $48,238 and $31,172 at September 30, 2004 and December 31, 2003, respectively	691,160	324,921
Accounts receivable, related parties	46,339	43,944
Notes receivable	24,877	11,362
Inventories	439,412	257,038
Deferred costs/Inventories at customer sites under contracts	168,903	558,977
Prepaids	79,849	136,262
Restricted cash and short-term investments	36,799	24,404
Other current assets	41,313	52,408
Total current assets	2,324,855	1,831,907
Property, plant and equipment, net	255,029	186,076
Long-term investments	25,428	24,066
Goodwill	113,544	100,180
Intangible assets, net	60,543	44,052
Other long-term assets	53,427	40,677
Total assets	$2,832,826	$2,226,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and short-term debt	$176,566	$1
Accounts payable	336,444	251,175
Income taxes payable	16,783	16,780
Customer advances	279,631	458,654
Deferred revenue	57,874	44,958
Other current liabilities	191,606	173,139
Total current liabilities	1,058,904	944,707

Convertible subordinated notes	402,500	402,500
Total liabilities	1,461,404	1,347,207

Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	687	560
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 113,963,558 and 104,272,477 at September 30, 2004 and December 31, 2003, respectively

	143	131
Additional paid-in capital	1,115,433	653,624
Deferred stock compensation	(7,233)	(7,761)
Retained earnings	260,371	229,777
Accumulated other comprehensive income	2,021	3,420
Total stockholders’ equity	1,370,735	879,191
Total liabilities, minority interest and stockholders’ equity	$2,832,826	$2,226,958

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net sales:
Unrelated parties	$613,016	$558,328	$1,892,298	$1,176,014
Related parties	32,000	26,054	64,637	144,722
	645,016	584,382	1,956,935	1,320,736

Cost of sales	507,882	398,280	1,467,496	884,445
Gross profit	137,134	186,102	489,439	436,291
Operating expenses:
Selling, general and administrative	74,916	57,371	209,689	129,917
Research and development	56,026	44,723	154,276	107,613
In-process research and development	—	161	1,400	10,809
Amortization of intangible assets	3,639	3,081	9,946	5,259
Total operating expenses	134,581	105,336	375,311	253,598

Operating income	2,553	80,766	114,128	182,693

Interest income	1,339	530	4,530	2,172
Interest expense	(1,206)	(1,506)	(3,428)	(3,463)
Other income, net	1,162	670	14,211	4,118
Equity in loss of affiliated companies	(727)	(1,560)	(2,925)	(4,280)
Income before income taxes and minority interest	3,121	78,900	126,516	181,240
Income tax expense (benefit)	(1,906)	19,725	22,773	45,310
Minority interest in earnings of consolidated subsidiaries	(40)	(35)	(127)	(35)

Net income	$4,987	$59,140	$103,616	$135,895

Basic earnings per share	$0.04	$0.58	$0.91	$1.31

Diluted earnings per share	$0.04	$0.46	$0.78	$1.12

Weighted average shares used in per-share calculation:
- Basic	113,945	102,814	114,110	103,607
- Diluted	133,226	131,914	136,214	124,043

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,616	$135,895
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation and amortization	52,563	30,293
Non-qualified stock option exercise tax benefits	3,612	12,605
Net loss on sale of assets	7	744
Loss on sale of notes receivable	—	1,931
In-process research and development costs	1,400	10,809
Amortization of debt issuance costs	1,749	1,359
Warrants adjustment to fair value	(46)	(64)
Loss (gain) on sale of investment	(2,116)	73
Net loss on long-term investments	1,608	63
Stock compensation expense	327	3,236
Provision for doubtful accounts	17,552	1,150
Inventory provision	21,190	9,715
Equity in loss of affiliated companies	2,925	4,280
Deferred income taxes	(6,865)	(2,960)
Minority interest in earnings of consolidated subsidiary	127	35
Changes in operating assets and liabilities:	—	—
Accounts receivable	(385,010)	(92,786)
Inventories	(202,171)	(222,870)
Deferred costs/Inventories at customer sites under contracts	390,074	(335,644)
Other current and non-current assets	54,729	(157,134)
Accounts payable	82,639	145,057
Income taxes payable	15	11,312
Customer advances	(183,054)	345,318
Deferred revenue	12,862	25,426
Other current liabilities	12,663	70,989
Net cash used in operating activities	(19,604)	(1,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(105,209)	(71,440)
Additions to long-term investments	(6,000)	(661)
Purchase of businesses, net of cash acquired	(43,980)	(112,415)
Issuance of notes receivable	—	(10,071)
Proceeds from disposal of property	—	21
Purchase of intellectual property licenses	(3,775)	—
Change in restricted cash	(7,512)	3,844
Purchase of short-term investments	(170,704)	(64,643)
Proceeds from sale of investments	170,280	177,923
Net cash used in investing activities	(166,900)	(77,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	18,402	51,229
Purchase of bond hedge and call option	—	(43,792)
Net proceeds from borrowing	215,000	414,821
Repayments of borrowings	(40,000)	—
Repurchases of stock	(107,567)	(139,609)
Proceeds from equity offering	474,554	—
Proceeds from stockholder notes	—	28
Net cash provided by financing activities	560,389	282,677
Effect of exchange rate changes on cash	3,461	74
Net increase in cash and cash equivalents	377,346	204,141
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	373,974	231,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$751,320	$436,085

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

The accompanying financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2003 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to prior period balances in order to conform to the current year presentation.

In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, and SEC Staff Accounting Bulletin No. 104 (“SAB 104”). Multiple element arrangements primarily involve the sale of Personnel Access Systems (“PAS”), a family of wireless access handsets, wireless consumer products and core infrastructure equipment or Internet Protocol-based PAS (“iPAS”) wireless access systems that employ micro cell radio technology and specialized handsets, allowing service providers to offer subscribers both mobile and fixed access to telephone services. These multiple element arrangements include the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered elements has stand-alone value, there is no right of return on delivered element(s), and the vendor is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of fair value does not exist, revenue is deferred until such services are deemed complete.

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

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:

Net income (for basic EPS computation)	$4,987	$59,140	$103,616	$135,895

Effect of dilutive securities 7/8% Convertible Subordinated Notes	816	1,098	2,663	2,473

Net income adjusted for dilutive securities	$5,803	$60,238	$106,279	$138,368

Denominator:

Shares used to compute basic EPS	113,945	102,814	114,110	103,607
Dilutive common stock equivalent shares:
Stock options	1,994	8,352	4,442	6,407
Written call option	—	3,341	349	849
Conversion of convertible subordinated notes	16,919	16,919	16,919	12,581
Warrants	—	30	12	29
Unvested acquisition-related stock	368	458	382	570
Shares used to compute diluted EPS	133,226	131,914	136,214	124,043

Basic earnings per share	$0.04	$0.58	$0.91	$1.31

Diluted earnings per share	$0.04	$0.46	$0.78	$1.12

Certain potential shares related to employee stock options outstanding during the three and nine months ended September 30, 2004 and 2003 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the Company’s common stock during the period and, accordingly, their effect is anti-dilutive. For the three months ended September 30, 2004 and 2003, these shares totaled 12.5 million with a weighted average exercise price of $25.87 per share and 0.2 million shares with a weighted average exercise price of $43.16 per share, respectively. For the nine months ended September 30, 2004 and 2003, these shares totaled 3.5 million with a weighted average exercise price of $33.07 per share and 17.4 million shares with a weighted average exercise price of $32.19 per share, respectively.

On September 30, 2004, the Company’s 7/8% convertible subordinated notes outstanding was eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s closing stock price exceeds a specified threshold as of the last trading day of the immediately preceding fiscal quarter. At June 30, 2004, the closing price of the Company’s common stock was above the specified threshold. In September 2004, the EITF reached a consensus related to EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”  The consensus will require contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for purposes of computed earnings per share using the “if converted” method.  The EITF pronouncement will be effective for reporting periods ending after December 15, 2004. The Company entered into convertible bond hedge and call option transactions to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.

During the three months ended September 30, 2004, the average price of the Company’s stock was below the specified strike prices of both the convertible bond hedge and call option transactions, that the Company entered into to reduce the potential dilution from conversion of the notes.

For the three months ended September 30, 2003, however, the average price of the Company’s stock exceeded both the specified strike prices of the convertible bond hedge and call option.  Using the treasury stock method, under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”), for the three months ended September 30, 2003, this would have the effect of decreasing the denominator for diluted earnings per share by 6.8 million for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 3.3 million shares for the call option transaction.  However, only the dilutive effect of the 3.3 million shares with respect to the call option transaction is included in the Company’s diluted earnings per share calculation above.  The convertible bond hedge, under FAS 128, is always anti-dilutive.

For the nine months ended September 30, 2004, the dilutive and anti-dilutive effects of the call option and the bond hedge were derived by taking the weighted average of the first, second, and third quarters, in accordance with SFAS 128. For the nine months ended September 30, 2004, this would have the effect of decreasing the denominator for diluted earnings per share by 2.7 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 0.3 million shares for the call option transaction. For the nine months ended September 30, 2003, this would have the effect of decreasing the denominator for diluted earnings per share by 2.1 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 0.8 million shares for the call option transaction.  However, only the dilutive effect of the 0.3 million shares for the nine months ended September 30, 2004, and the 0.8 million shares for the nine months ended September 30, 2003, with respect to the call option transaction, were included in the Company’s diluted earnings per share calculation above. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

The net income for the diluted EPS computation reflects the reduction in interest expense of  $0 and $2.6 million for the three and nine months ended September 30, 2004, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes. The net income for the diluted “if converted” EPS computation reflects the reduction in interest expense of $0.8 million for the three months ended September 30, 2004, that would result from an assumed conversion of the 7/8% convertible subordinated notes. The net income for the diluted EPS computation reflects the reduction in interest expense of $1.1 million and $2.5 million for the three and nine months ended September 30, 2003, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

4.                                      STOCK-BASED COMPENSATION:

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option.

The fair value of warrants, options or stock exchanged for services from non-employees is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option pricing model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Basic
Net income:
As reported	$4,987	$59,140	$103,616	$135,895

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	59	115	257	2,304

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(8,817)	(7,199)	(25,471)	(21,409)

Pro forma net income (loss)	$(3,771)	$52,056	$78,402	$116,790

Basic income per share:
As reported	$0.04	$0.58	$0.91	$1.31
Pro forma	$(0.03)	$0.51	$0.69	$1.13

Diluted
Net income:
As reported	$4,987	$59,140	$103,616	$135,895

Effect of dilutive securities 7/8% Convertible subordinated notes	—	1,098	2,663	2,473

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	59	115	257	2,304

Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(8,817)	(7,199)	(25,471)	(21,409)

Pro forma net income (loss)	$(3,771)	$53,154	$81,065	$119,263

Diluted income (loss) per share:
As reported	$0.04	$0.46	$0.78	$1.12
Pro forma	$(0.03)	$0.41	$0.61	$0.99

5.                                      COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$4,987	$59,140	$103,616	$135,895
Unrealized gains (losses) on investments	(1,829)	(309)	(1,350)	874
Change in cumulative translation adjustments	(550)	663	(48)	619
Total comprehensive income	$2,608	$59,494	$102,218	$137,388

6.                                      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at September 30, 2004 or December 31, 2003. Short-term investments, consisting entirely of available-for-sale securities, were $44.9 million and $48.6 million at September 30, 2004 and December 31, 2003, respectively. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive other income. Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates between three and six months from its customers in China in the normal course of business. Bank notes receivable were $39.2 million and $11.5 million at September 30, 2004 and December 31, 2003, respectively, and have been included in either cash and cash equivalents or short-term investments. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes receivable sold during the three and nine months ended September 30, 2004; there were $65.1 million and $176.4 million of bank notes receivable sold during the three and nine months ended September 30, 2003, respectively.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. The costs of settling or transferring these notes receivable were $0.5 million and $0.9 million for the three and nine months ended September 30, 2003, respectively.

7.                                      RESTRICTED CASH AND SHORT-TERM INVESTMENTS:

At September 30, 2004, the Company had restricted cash and short-term investments of $36.8 million primarily comprised of $25.3 million of restricted short-term investments held for standby letters of credit, $11.0 million of restricted cash held for standby letters of credit and $0.5 million of restricted cash.  At December 31, 2003, the Company had restricted cash and short-term investments of $24.4 million primarily comprised of $20.5 million of restricted short-term investments for standby letters of credit and restricted cash of a $3.7 million time deposit required for Japanese tax purposes.

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

8.                                      ACCOUNTS AND NOTES RECEIVABLE:

The Company accepts commercial notes receivable with maturity dates between three and six months from its customers in China in the normal course of business. Notes receivable available for sale were $24.5 million and $11.4 million at September 30, 2004 and December 31, 2003, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during the three and nine months ended September 30, 2004; there were $94.0 million and $138.5 million of notes receivable sold during the three and nine months ended September 30, 2003, respectively.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. The costs of settling or transferring these notes receivable were $0.7 million and $1.2 million for the three and nine months ended September 30, 2003, respectively.

9.                                      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Nine months ended September 30,
(in thousands)	2004	2003
Cash paid during the period for:
Interest	$3,860	$2,627
Income taxes	$9,137	$37,178

	Nine months ended September 30,
(in thousands)	2004	2003
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$64,003	$256,526

10.                               INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS:

As of September 30, 2004 and December 31, 2003, total inventories and deferred costs/inventories at customer sites under contracts consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Inventories
Raw materials	$183,468	$66,753
Work-in-process	84,508	51,116
Finished goods	56,268	48,206
Finished goods on consignment at reseller	7,569	—
Inventories at customer sites without contracts	107,599	90,963
	$439,412	$257,038

Deferred costs/Inventories at customer sites under contracts	$168,903	$558,977

11.                               ACQUISITIONS

TELOS Technology, Inc.

On May 19, 2004, the Company completed its acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. and its subsidiaries (“TELOS”).  TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.1 million.  The Company paid $29.0 million in cash, in addition to $1.1 million of acquisition-related transaction costs. Within one year of the acquisition date, additional payments totaling a maximum of $19.0 million may become payable based upon revenue recognized from the sale of TELOS products. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”

The existing technology acquired included the entire TELOS product family of code division multiple access (“CDMA”) softswitch technology products, supporting servers and operations maintenance centers. CDMA technology is the common platform on which second and third-generation wireless data services and applications are built. By assigning unique codes to each communication to differentiate it from others in the same spectrum, CDMA technology allows many users to occupy the same time and frequency allocations in a given band or space. The TELOS product line will be integrated with the Company’s suite of CDMA products, strengthening the Company’s existing CDMA product portfolio. In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”), an assembled workforce of approximately 60 employees, customer relationships and recorded goodwill.

Subsequent to the May 19, 2004 acquisition of TELOS, the Company completed the allocation of the purchase price based in part upon an independent valuation. The amount of the purchase price allocated to IPR&D of $1.4 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. The Company initially recorded goodwill of $6.6 million in connection with the acquisition. During the third quarter of 2004, the Company reduced both the purchase price and goodwill associated with this acquisition by $0.2 million to reflect the difference between the estimated and actual professional services fees incurred related to this acquisition.  In total, the Company recorded $6.4 million of goodwill related to this acquisition. The results of operations of TELOS have been included in the Company’s consolidated results of operations beginning on the acquisition date of May 19, 2004.

In assessing TELOS IPR&D projects, the Company considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects. The Company also considered the rate at which technology changes in the telecommunications equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.

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

The projects under development are enhancements to existing products that do not affect the functionality of those existing products. As such, the significant risk the Company faces is to complete these projects within the scope of the budget. As of the closing date, the Sonata SE and the iCell projects were approximately 20% and 30% complete, respectively.  As of the closing, the anticipated completion dates and estimated costs to complete the Sonata SE and iCell projects were June 2005 and $1.1 million and December 2004 and $0.2 million, respectively.

The following table summarizes the allocation of the purchase price for TELOS based upon the independent valuation (in thousands):

Fair value of tangible net assets
Inventory	$1,382
Property, plant and equipment	2,010
Other tangible assets	1,327
Customer relationships	5,000
Existing technology	15,900
In-process research and development	1,400
Liabilities assumed	(3,380)
Excess of costs of acquiring TELOS over fair value of identified net assets acquired (goodwill)	6,449

$30,088

The estimated useful lives of the customer relationships and existing technology intangible assets are five years.

Refer to the consolidated table below for the pro forma results of operations reflecting the combined results of the Company and TELOS for the three and nine months ended September 30, 2004 and 2003 as if the business combination occurred at the beginning of the period.  These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

Hyundai Syscomm, Inc.

On April 27, 2004, the Company completed its acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to Hyundai Syscomm, Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea.  Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million excluding transaction costs of $2.1 million. There was $7.3 million in cash payable at the closing date and an additional $3.0 million in cash payable one year from the closing date. The remaining purchase price was comprised of $2.0 million payable upon the completion of technical training by HSI employees to Company manufacturing staff in China under the terms of a Training Services Agreement and $2.1 million of transaction costs. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). In conjunction with this transaction, the Company loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan is due in April 2005. The Company may offset HSI’s payment obligations against the outstanding $3.0 million of the purchase price and any other liabilities.

Under the terms of the transaction with HSI, the Company acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were the base transceiver station (“BTS”) and base station controller (“BSC”) product lines.  BTS is the antenna and radio equipment that enables wireless devices to communicate with a land-based transmission network in a given range. BSC performs radio signal management functions for BTS, managing functions such as frequency assignment and handoff. As part of the asset purchase agreement, the Company and HSI entered into a training services agreement, whereby HSI employees will provide technical training to Company manufacturing staff in China for the ninth-month period subsequent to the acquisition. This technology and technological know-how will strengthen the Company’s existing CDMA product portfolio and the development of future CDMA technology.

In addition to acquiring existing technology, the Company entered non-compete and licensing agreements with HSI.  The non-compete agreement prohibits HSI from competing against the Company in all countries except Korea for four years from the valuation date. The licensing agreement requires that HSI pay the Company 1% of revenue as royalty for the usage of the intellectual property that the Company acquired under the terms of the acquisition for fifteen years subsequent to the valuation date.

Subsequent to the April 27, 2004 acquisition of HSI, the Company completed the allocation of the purchase price based in part upon an independent valuation. The Company initially recorded goodwill of $6.8 million in connection with the acquisition. During the third quarter of 2004, the Company increased both the purchase price and the goodwill associated with the acquisition by $0.3 million to reflect the excess of the actual professional fees incurred compared to the estimated fees related to the acquisition.  In total, the Company recorded $2.1 million of professional services fees related to the acquisition.  The results of operations of HSI have been included in the Company’s consolidated results of operations beginning on the acquisition date of April 27, 2004.

The following table summarizes the final allocation of the purchase price for HSI based upon the final independent valuation (in thousands):

Fair value of tangible net assets
Property, plant and equipment	$1,440
Other tangible assets	673
Existing technology	3,559
Non-compete intangible asset	760
IP license agreement	890
Excess of costs of acquiring HSI over fair value of identified net assets acquired (goodwill)	7,055
$14,377

The intangible assets have estimated useful lives ranging from three to five years as follows: existing technology, five years; non-compete agreement, three years; intellectual property license agreement, three years.

Refer to the consolidated table below for pro forma results of operations reflecting the combined results of the Company and HSI for the three and nine months ended September 30, 2004 and 2003 as if the business combination occurred at the beginning of the period.  These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

The proforma results of operations include historical operations of the Company, TELOS and HSI. Certain non-recurring charges were recorded by TELOS and included $2.3 million of expense for warrants issued in conjunction with an issuance of senior convertible notes in the second quarter of 2003 and $0.1 million of restructuring costs incurred in the first quarter of 2003.

	UT Starcom, Inc.		TELOS Technology, Inc.		Hyundai Syscomm, Inc.
(In thousands, except per share data)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	For the period from January 1 to May 18, 2004	Nine Months Ended September 30, 2003	For the period from January 1 to April 27, 2004	Nine Months Ended September 30, 2003

Pro forma adjusted net revenue	$1,956,935	$1,320,736	$1,689	$5,837	$2,872	$16,327
Pro forma adjusted net income (loss)	$103,616	$135,895	$(3,953)	$(7,712)	$(4,548)	$(10,267)
Pro forma adjusted basic earnings (loss) per share	$0.91	$1.31
Pro forma adjusted diluted earnings (loss) per share	$0.78	$1.12

	Pro Forma adjustments to reflect depreciation and amortization of acquired assets		Pro Forma Results
(In thousands, except per share data)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Pro forma adjusted net revenue			$1,961,496	$1,342,900
Pro forma adjusted net income (loss)	$2,123	$(3,993)	$92,992	$113,923
Pro forma adjusted basic earnings (loss) per share			$0.81	$1.10
Pro forma adjusted diluted earnings (loss) per share			$0.70	$0.94

Audiovox Communications, Inc.

On June 14, 2004, the Company announced an agreement to acquire Audiovox Communications Corporation (“ACC”), the wireless handset division of Audiovox Corporation.  On November 1, 2004, the Company completed its acquisition of ACC and acquired select assets and liabilities, including inventories, prepaids, third-party payables, accrued expenses and the right to hire approximately 250 employees for $165.1 million in cash. The Company acquired ACC’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators in North and South America. Refer to Note 24, Subsequent Event.

12.                               GOODWILL AND INTANGIBLE ASSETS:

As of September 30, 2004 and December 31, 2003, goodwill and other acquired intangible assets consisted of the following (in thousands):

(in thousands)	September 30, 2004	December 31, 2003
Goodwill	$126,367	$113,003
Less accumulated amortization	(12,823)	(12,823)
	$113,544	$100,180

Identified intangible assets:

Existing technology	$43,081	$23,630
Less accumulated amortization	(13,098)	(7,254)
	$29,983	$16,376

Customer relationships	$32,820	$27,820
Less accumulated amortization	(4,043)	(1,623)
	$28,777	$26,197

Trade names	$940	$940
Less accumulated amortization	(627)	(274)
	$313	$666

Backlog	$1,950	$1,950
Less accumulated amortization	(1,950)	(1,137)
	$—	$813

Non-compete agreement	$760	$—
Less accumulated amortization	(106)	—
	$654	$—

Royalty licenses	$890	$—
Less accumulated amortization	(74)	—
	$816	$—

Total intangible assets	$60,543	$44,052

Amortization expense was $3.6 million and $3.1 million for the three months ended September 30, 2004 and 2003, respectively, and was $9.9 million and $5.3 million for the nine months ended September 30, 2004 and 2003, respectively.  The estimated aggregate amortization expense for intangibles for each of the five years beginning the year ended December 31, 2005 through 2009 is $12.1 million, $11.0 million, $10.8 million, $9.0 million and $4.8 million.

The estimated useful life of purchased technology is from one to five years, the estimated useful life of customer relationships is five years to ten years, the estimated useful life of non-compete agreements is three years, the estimated useful lives of backlog and trade names are from one to two years and the estimated useful lives of royalty licenses are five years.

13.                               LONG-TERM INVESTMENTS:

The Company’s investments are as follows (in thousands):

	September 30, 2004	December 31, 2003

Softbank China	$5,294	$5,308
Infinera	1,902	—
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,836	1,861
Global Asia Partners L.P.	1,150	1,653
Fiberxon Inc.	3,000	2,000
InterWave Communications International Ltd.	790	3,319
Joint Venture with Matsushita	—	517
Immenstar	2,000	—
Other	1,456	1,408

Total	$25,428	$24,066

Softbank China

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment is intended to enable the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded insignificant losses in the carrying value of this investment during the three and nine months ended September 30, 2004. The Company recorded losses of $0.1 million and $0.2 million due to an other-than-temporary decline in the carrying value of this investment during the three and nine months ended September 30, 2003, respectively. Refer to Note 19, Related Party Transaction.

Infinera

In July 2004, the Company invested $3 million in 1,339,285 shares of Infinera Corporation (“Infinera”) Series D Preferred Stock at $2.24 per share.  The investment represents an approximately 2% interest in Infinera, which develops optical telecommunications systems using photonic integrated circuits.  This investment is accounted for under the cost method.

In September 2004, Infinera closed a Series E Preferred Stock round at $0.60 per share.  As a result of the close proximity between the Series D and Series E preferred stock financing rounds and the decrease in the share price between rounds, Infinera and the Company entered into an exchange agreement whereby the Company exchanged 669,643 shares of Series D preferred stock for 2,500,000 shares of Series E preferred stock. After the exchange, the Company owns a total of 669,643 shares Series D and 2,500,000 shares of Series E preferred stock.

In the three months ended September 30, 2004, the Company recorded a loss of $1.1 million to reflect the other than temporary decrease in the fair value of its remaining Series D shares.

Cellon

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”).  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million in each of April and December 2002. As of September 30, 2004, the Company had a 9% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of September 30, 2004, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments with Cellon. Refer to Note 19, Related Party Transactions.

Restructuring Fund No. 1

During fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. There were no significant gains or losses during the three and nine months ended September 30, 2004. During the three and nine months ended September 30, 2003, the Company recorded equity losses of $0.1 million.

Global Asia Partners, L.P.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. There were no losses and $0.5 million of losses related to other-than-temporary impairment for the three and nine months ended September 30, 2004 respectively.  During the three and nine months ended September 30, 2003, the Company recorded equity losses of $0.1 million.

Fiberxon

In September 2002, the Company invested $2.0 million in Fiberxon, Inc.(“Fiberxon”), a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of September 30, 2004, the Company has not recorded any impairment in respect of this investment. The Company has outstanding purchase commitments with Fiberxon. Refer to Note 19, Related Party Transactions.

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

During the third quarter of 2004, the Company sold its shares of Interwave common stock at an average price of $5.65 per share.  The Company recorded a $2.1 million gain as a result of this sale within other income.

 The warrants were valued at $0.8 million at September 30, 2004, using the Black-Scholes option-pricing model. The Company recorded $0.1 million for both the three months ended September 30, 2004 and 2003, to reflect the change in the fair value of the warrants. The Company recorded income of $0.1 million for both the nine months ended September 30, 2004 and 2003, to reflect the change in the fair value of the warrants.

Matsushita

In July, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting. The Company has committed to fund an additional $9.3 million during the fiscal year 2004. The Company accrued additional equity losses of $0.7 million during the three months ended September 30, 2004 for cumulative losses of $2.9 million recorded within other current liabilities.

ImmenStar

On September 28, 2004, the Company invested $2 million in the Series A preferred stock of ImmenStar, Inc. (“ImmenStar”).  ImmenStar is a development stage company that is designing a chip which can be used in the Company’s product.  The Company has reviewed the criteria of FASB Interpretation 46, Consolidation of Variable Interest Entities (“FIN 46”) and evaluated its relationship with ImmenStar.  Based on its review, the Company has determined that ImmenStar is a variable interest entity and that the Company is the primary beneficiary.  Consequently, the results of operations and accounts of Immenstar will be consolidated within the Company’s accounts.

Other investments

The Company has also invested directly in a number of private technology-based companies in the early stages of development. These investments are accounted for on the cost basis. The Company continually evaluates the carrying value of these investments for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. During the three and nine months ended September 30, 2004 and 2003, there were no valuation adjustments in respect of these private technology investments. The Company also invests in publicly traded technology-based companies and accounts for these as available-for-sale securities on a fair market value basis. There were insignificant changes in the value of these investments for the three and nine months ended September 30, 2004 and 2003.

14.                               DEBT:

The following represents the outstanding borrowings at September 30, 2004 and December 31, 2003 (in thousands):

Note	Rate	Maturity	Sept. 30, 2004	December 31, 2003
Bank of China	2.58%	February 26, 2005	$40,000	$—
Bank of China	2.77%	March 28, 2005	$30,000	$—
CITIC Industrial Bank	2.78%	February 27, 2005	$10,000	$—
CITIC Industrial Bank	2.97%	March 29, 2005	$20,000	$—
Shanghai Pudong Development Bank	2.91%	March 24, 2005	$30,000	$—
Industrial and Commercial Bank of China	3.04%	September 24, 2005	$45,000	$—
Notes Payable	0.00%	October-December 2004	$1,566	$1
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500	402,500
Total Debt			$579,066	$402,501
Long-term debt			402,500	402,500
Short-term debt			$176,566	$1

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.  The Company had $1.6 million of these notes at September 30, 2004 included in short-term debt.

The Company has available borrowing facilities of $315.3 million as of September 30, 2004. $171.5 million of these facilities expire in 2004 and $143.8 million of these facilities expire between 2005 and 2010 with interest rates of up to 5.58%. The Company has not guaranteed any debt not included in the consolidated balance sheet.

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

Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allows the company to purchase 16.9 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 16.9 million shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The Company recorded these instruments at cost, and their carrying value at September 30, 2004 equaled their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

15.                               WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Beginning of period	$34,236	$16,428	$26,267	$13,297
Accruals for warranties issued during the period	11,646	11,730	37,201	28,440
Adjustments to accruals for changes in estimates	1,303	—	848	(4,552)
Settlements made during the period	(11,425)	(6,598)	(28,556)	(15,625)
Balance at end of period	$35,760	$21,560	$35,760	$21,560

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

16.                               COMMITMENTS AND CONTINGENCIES:

Joint venture funding:

Pursuant to the joint venture agreement with Matsushita, the Company is jointly liable for the losses incurred in the operations of the joint venture up to the maximum of its investment in the entity.  At September 30, 2004, the losses had exceeded this amount; however, the Company had accrued additional losses of approximately $0.7 million and $3.0 million during the three and nine months ended September 30, 2004 due to its commitment to fund an additional investment of $9.3 million during the fiscal year 2004.

Investment commitments:

As of September 30, 2004, the Company had invested a total of $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Purchase commitments:

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from seven suppliers, all of which should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of September 30, 2004, total open commitments under these purchase orders were approximately $72.4 million.

Litigation:

IPO Related Securities Class Action Litigation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.  In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000.  The Company's directors and officers were dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company.  The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the Company's initial public offering registration statement contained untrue statements of material fact and omitted to state material facts required to be stated in the registration statement, or necessary to make the statements therein not misleading.

In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted for preliminary approval by the Court.  Under the settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment undertaking by the insurance companies collectively responsible for insuring the issuer defendants in the coordinated action, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  Pursuant to the undertaking, the insurers would be required to pay the amount, if any, by which $1.0 billion exceeds the total amount ultimately collected by the plaintiffs from the non-settling defendants in the coordinated action.  The settlement is subject to a number of conditions, including certification of a class for settlement purposes and formal court approval.

If the settlement does not occur, and litigation against UTStarcom continues, the Company believes it has valid defenses and intends to defend the case vigorously. The Company is unable to currently estimate the loss, if any, associated with the above litigation

Starent Patent Infringement Litigation

The Company has sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  On March 22, 2004, the Company filed its Complaint.  On June 3, 2004, the Company served its Complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  On August 30, 2004, the Company served and filed its Amended Complaint.  In its Amended Complaint, the Company asserts that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  The Company seeks, inter alia, compensatory damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004.  In its answer and counterclaims, Starent denies the Company’s allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid and is unenforceable.  The Court held an initial case management conference on November 2, 2004 and scheduled a hearing to construe the claims of the patent-in-suit for June 30, 2005.  At that time the Court will hold an additional case management conference to schedule a date for trial.  Although the Company cannot reliably predict the outcome of this litigation, the Company believes that any liability arising from Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of operations of the Company.

Accounting Related Shareholder Derivative Litigation

On August 31, 2004 and September 2, 2004, respectively, two shareholder derivative actions were filed in the Superior Court of California, Alameda County, by alleged shareholders of the Company purporting to assert, on behalf of the Company, claims of breach of fiduciary duty against certain current and former directors and officers of the Company, and also naming the Company as a nominal defendant.  The complaints in these actions refer to the Company’s disclosures as to an Audit Committee investigation into revenue recognition issues and as to “significant control deficiencies” related to revenue recognition.  The complaints further allege that the individual defendants ignored problems with the Company’s accounting and internal control practices and procedures and breached their fiduciary duties by failing to maintain adequate internal accounting controls or to make good faith efforts to do so.  Plaintiffs claim that such alleged breaches damaged the Company, and they seek monetary recovery against the individual defendants and in favor of the Company, as well as equitable relief.  In addition, plaintiffs claim that they should be excused from pre-suit demand requirements based on allegations that the Company’s Board of Directors could not have fairly evaluated such pre-suit demand, and thus that such demand would have been futile.

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain.  However, the Company believes that plaintiffs’ allegations of “demand futility” are without merit, and the Company intends to contest those allegations vigorously.  No loss amount has been accrued because a loss is not considered probable or estimable.

Accounting Related Securities Class Action Litigation

On October 26, 2004, an alleged former shareholder of the Company filed a class action complaint in the United States District Court for the District of Idaho against the Company and two of its directors and/or officers, purporting to assert claims under the federal securities laws on behalf of a class of purchasers of the Company’s publicly traded securities in the period from April 16, 2003 through September 20, 2004.  The complaint refers to the Company’s disclosures as to “significant control deficiencies” related to revenue recognition and as to the deferral of revenue recognition on a particular transaction and the related lowering of the Company’s financial guidance.  The complaint further alleges that the defendants previously made positive statements regarding the Company’s business and financial performance that were false and misleading because such statements failed to disclose problems with the Company’s internal controls and revenue recognition policies and procedures and failed to disclose that the revenue on the transaction at issue would need to be deferred, which allegedly caused the price of the Company’s publicly traded securities to be artificially inflated.  The complaint claims that the plaintiff and other class members were damaged as a result thereof, and seeks monetary recovery in their favor in an unspecified amount.

This class action lawsuit is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain.  However, the Company believes that the allegations and claims in this lawsuit are without merit and that it has valid defenses, and it intends to contest such allegations and claims and defend itself vigorously.  At a minimum, this litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm the Company's business.  No loss amount has been accrued because a loss is not considered probable or estimable.

Other

On August 19, 2004, the Company received a letter from the new management team of Hyundai Syscomm, Inc. (“HSI”) stating that they consider the Asset Purchase Agreement, dated as of February 26, 2004, among HSI, UTSI, Dr. Seong-Ik Jang and 3R Inc. (the “APA”), and the various ancillary agreements entered into in connection with the closing related to the APA on April 27, 2004, to be null and void due to unfulfillment of condition precedents and material breach of terms of such agreements.  Such condition precedents and material breach of terms were not specified in such letter from HSI.  In addition, HSI has made allegations and arguments before Korean governmental agencies and to the Korean press alleging that the technology that was purchased by the Company pursuant to the APA has been exported outside of Korea.  The Company believes none of such technology has been exported by it from Korea to any foreign country.  In addition, the Company believes that it has materially complied with all provisions of the APA and the ancillary agreements and HSI cannot void or nullify such agreements.  The Company has taken, and will continue to take, appropriate legal actions to fully enforce its rights under the APA and the ancillary agreements.  The Company believes that this dispute with HSI would not have a material adverse effect on its financial condition, results of operations or cash flow.

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

On March 12, 2004, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company’s repurchase of up to 5,000,000 shares of its outstanding common stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution, which was completed in March 2004.  As of September 30, 2004, the Company had repurchased a total of approximately 3.6 million shares at a weighted average price of $30.25 per share, for a total cash outflow of $107.6 million, pursuant to the repurchase program.

For the three months ended September 30, 2004 and 2003, the Company had $0.7 million and $16.3 million of net proceeds from the exercise of stock options, respectively. For the nine months ended September 30, 2004 and 2003, the Company had $18.4 million and $50.3 million of net proceeds from the exercise of stock options, respectively.  Additionally, the Company issued 32,000 shares of common stock pursuant to the exercise of a warrant at an exercise price of $2.50 per share for proceeds of $0.1 million during the second quarter of 2004.

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

China sales accounted for 91% of net sales for the three and nine months ended September 30, 2004, and 89% and 85% of net sales for the three and nine months ended September 30, 2003, respectively. The Company groups all of its China customers together by province and treats each province as one customer since that is the level at which purchasing decisions are made. At September 30, 2004 and 2003, there were approximately 31 such customers. Giving effect to this consolidation, the Jiangsu and Hebei provinces accounted for 13% and 12% of net sales, respectively, for the three months ended September 30, 2004. For the three months ended September 30, 2003, the Hebei and Guangdong provinces both accounted for 12% of net sales. The Guangdong and Jiangsu provinces accounted for 14% and 12%, of net sales, respectively, for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, sales to Softbank BB Corporation accounted for 11% and the Heilongjiang province accounted for 11% of net sales, respectively.

Geographical area and product sales data are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	(in thousands)
Sales by region
China	$589,552	91%	$518,194	89%	$1,778,440	91%	$1,119,672	85%
Japan	34,075	5%	33,042	6%	75,606	4%	153,629	12%
Other	21,389	4%	33,146	5%	102,889	5%	47,435	3%
TOTAL NET SALES	$645,016	100%	$584,382	100%	$1,956,935	100%	$1,320,736	100%

Sales by product line
Wireless infrastructure	$425,845	66%	$199,844	34%	$1,190,020	61%	$467,694	35%
Subscriber handsets	160,373	25%	333,602	57%	591,106	30%	660,690	50%
Wireline products	58,798	9%	50,936	9%	175,809	9%	192,352	15%
TOTAL NET SALES	$645,016	100%	$584,382	100%	$1,956,935	100%	$1,320,736	100%

Long-lived assets by geography, consisting of property, plant and equipment, goodwill and intangible assets, are as follows (in thousands):

	September 30, 2004	December 31, 2003
U.S.	$140,384	$155,241
Foreign	288,732	175,067
Total long-lived assets	$429,116	$330,308

19.                               RELATED PARTY TRANSACTIONS:

Softbank

The Company recognized revenue of $32.0 million and $64.6 million for the three and nine months ended September 30, 2004, respectively, and $26.1 million and $144.7 million for the three and nine months ended September 30, 2003, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!” The Company provides ADSL technology to SBBC which was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties.  In addition, the Company supports SBBC's new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network ("Gepon") product as well as its multiservice optical transport product ("NetRing(TM)").  Revenue recognized for the GEPON product for the three months ended September 30, 2004 was $14.3 million.  Both the GEPON and NetRing(TM) product contracts were awarded to the Company through reverse auctions.  Included in accounts receivable at September 30, 2004 and December 31, 2003 were $46.3 million and $43.9 million, respectively, related to this agreement. There were insignificant amounts included in deferred revenue in respect of this agreement at September 30, 2004 and no amounts included in deferred revenue in respect of this agreement at December 31, 2003.

During August 2004, the Company entered several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp., related to the sale of telecommunication equipment and promotional services. The nature of these agreements contemplate the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement to manage a sales promotional program for JT.  The total gross contract value of this agreement is $513 million. The Company has determined that the service activities revenue should be recorded net of expected promotional spending. As such, the Company expects to record net revenue of  $215 million. Further, because the Company has not provided these activities in the past and cannot estimate the fair value of these services, the Company has determined under guidance of SAB 104, that all revenue related to this agreement will be deferred until the above-mentioned promotional activities are complete.  The Company expects to deliver the majority of the equipment during the third and forth quarters of 2004. The promotional services are expected to occur over the next six to nine month period.  The terms of this agreement specify that JT was to remit 50 percent of the contract value in cash to the Company within one month of the execution of the contract which was August 20, 2004. The remaining 50 percent will be due shortly after delivery of the equipment.  All cash received from JT in advance of revenue recognition has been accounted for as a customer advance. As the Company spends cash for promotional activities, such spending is accounted for as a reduction of customer advance. As of September 30, 2004, there was $214 million included in customer advance related to this agreement.

                The Company also entered into an agreement during the third quarter with JT to supply chassis equipment with an approximate value of $75 million. Although some of the equipment was shipped to the customer during the third quarter, it is considered linked to the iAN-8000 sale noted above and as such, the revenue from this contract will be deferred until the completion of the above-mentioned promotional activities.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates. See Note 13.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK America, Inc. Under the terms of the agreement the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. The Company’s recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During three and nine months ended September 30, 2004, the Company recorded $0.3 million and $1.0 million, respectively, in interest income in respect of this loan. The loan receivable at September 30, 2004 was approximately $10.8 million and is included in other long-term assets.

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of September 30, 2004, SOFTBANK America Inc. beneficially owned approximately 12.9% of the Company’s outstanding stock.

Cellon

In October 2002, the Company entered into a license and a royalty agreement with Cellon International Holding Corporation (“Cellon”), in which the Company has a 9% ownership interest. The Company paid $0.8 million to license certain technology for the development of certain handset products in China. Per the terms of the royalty agreement, the Company is required to pay Cellon $3 per unit shipped for a minimum of 0.1 million units. This agreement is not material to the overall financial results of Cellon. The Company has evaluated its relationship with Cellon under FIN 46, and determined that consolidation is not necessary.

Fiberxon

The Company has an outstanding purchase commitment with Fiberxon, in which the Company has an 11% ownership interest, to purchase component parts for optical networking products. In addition, the Company provided a letter of credit for $5.0 million to purchase raw materials for the manufacture of these component parts. This commitment should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of September 30, 2004, total open commitments under these purchase orders were $10.9 million.

20.                               COUNTRY RISKS:

Approximately 91% of the Company’s net sales for the three and nine months ended September 30, 2004 and 89% and 85% for the three and nine months ended September 30, 2003, respectively, were made in China. Accordingly, the Company’s business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China and by the general state of China’s economy. As such, the Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. The Company’s results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, controls over currency conversion and remittance abroad, and rates and methods of taxation.

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

Approximately 5% and 4% of the Company’s sales for the three and nine months ended September 30, 2004 and approximately 6% and 12% of the Company’s sales for the three and nine months ended September 30, 2003, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

21.                               INCOME TAX ASSETS AND LIABILITIES:

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income.  The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts.  The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks, and the effectiveness of its tax planning strategies in the various relevant jurisdictions.  Changes to the Company’s income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

Income tax expense was a benefit of $1.9 million and expense of $19.7 million for the three months ended September 30, 2004 and 2003, respectively. The decline in income tax expense was due to our estimated effective tax rate decreasing to 18% for 2004 from 25% in 2003.  During the first two quarters of 2004 our estimated effective tax rate was 20%.  This rate was reduced to 18% in Q3 of 2004 and adjusted retroactively for the year due to our revised estimate of current year taxable income and the proportional level of profits now expected in China relative to other higher tax rate jurisdictions.

Income tax expense was $22.8 million and $45.3 million for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the decrease in income tax expense was due to lower net income before tax compared to the same period one year ago.  In addition, our estimated effective tax rate for 2004 decreased to 18% from 25% in 2003.  This decrease was a result of continued tax holidays in China as well as a greater proportion of income in countries with low tax rates.

22.                               ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Beginning in the first quarter of 2004, the Company hedges certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen. Pursuant to its foreign currency exchange hedging policy, the Company may hedge anticipated transactions and the related payables denominated in foreign currencies using forward foreign currency exchange rate contracts.  Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized liabilities. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and nine months ended September 30, 2004. The Company’s foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for speculative trading purposes. There were no foreign currency forward contracts open at September 30, 2004.

23.                               RECENT ACCOUNTING PRONOUNCEMENTS:

On October 13, 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.”  The consensus reached by the EITF indicates that all issued securities that have embedded contingent conversion features that are market price contingencies based on an entity’s own stock, should be included in diluted earnings per share, if dilutive, regardless of whether the contingency has been met.  The consensus also addressed the treatment of a security that has two contingent conversion features, where one of those contingent conversion features is a market price contingency based on an entity’s own stock and the other is not.  As currently ratified, the effective date of this consensus is for reporting periods ending after December 15, 2004.  In anticipation of the adoption of this consensus effective for the quarter, and year, ended December 31 2004, the Company has elected to provide additional “if converted” per share information based on the inclusion of the Company’s issued and outstanding 7/8% Convertible Subordinated Notes in the diluted earnings per share computation.  Refer to Note 3, Earnings Per Share.

On October 13, 2004, the FASB ratified the consensus reached in EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The consensus reached by the EITF indicates that the consummation of a business combination between two parties that have a pre-existing contractual relationship should be evaluated if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The consensus also addresses (a) whether gain recognition should be permitted in these situations, (b) how the settlement of a pre-existing executory contract should be measured, and (c) whether the acquirer should recognize as part of the business combination the re-acquisition of a right that the acquirer had previously granted to the acquired entity and, if so, whether that re-acquired right should be recognized as an intangible asset apart from goodwill. The consensus will also require specific disclosures related to the pre-existing relationship and the accounting for its settlement. The Company is currently evaluating the impact of this pronouncement.

24.                               SUBSEQUENT EVENTS:

Audiovox Communications, Inc.

On November 1, 2004, the Company completed its announced acquisition of Audiovox Communications Corporation, the wireless handset division of Audiovox Corporation. The Company acquired select assets and liabilities, including inventories, prepaids, third-party payables, accrued expenses and the right to hire approximately 250 employees for $165.1 million in cash. The Company also acquired Audiovox Communications Corporation’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators in North and South America.

Giga Telecom, Inc.

On October 29, 2004, UTStarcom CDMA Technologies Korea Limited, a limited liability company organized under the laws of Korea and a wholly owned subsidiary of the Company (“Purchaser”), entered into an Asset Purchase Agreement with Giga Telecom, Inc. (“Seller”), a Korean corporation that develops and manufactures wireless handsets (the “Transaction”).  Pursuant to the Asset Purchase Agreement and related ancillary agreements, Purchaser will pay $18.6 million for certain assets relating to the research and development of CDMA wireless products, of which $13 million will be paid in cash at the closing, $1.6 million that has been paid by Purchaser to Seller pursuant to a separate arrangement in respect of certain services rendered by Seller relating to the design of wireless handsets for Purchaser will be applied against the purchase price and $4 million will be paid in three separate installments tied to certain product design and production milestones.  The closing of the Transaction is subject to consent to the Transaction by creditors holding not less than 80% of Seller’s aggregate debt (including all debt held by certain financial institutions) and other customary closing conditions, including approvals and/or clearances from applicable governmental agencies (including those necessary to transfer assets acquired in the Transaction outside the country) and certain other material consents and approvals of the Transaction.  The Company anticipates the closing to occur in the first quarter of 2005.

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

Historically, substantially all of our sales have been to service providers in China.  91% of our sales for both the three and nine months ended September 30, 2004 were derived from China. For the three and nine months ended September 30, 2004, we recorded $645.0 million and $2.0 billion of revenue, respectively, a 10% and 48% increase over the corresponding periods in 2003. This growth in revenue was driven by China’s continued demand for our products and services to meet the needs of its increased subscriber base and its expanding telecommunications market. We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth to continue throughout 2004 since China’s teledensity rates, or the number of telephones per person in a region, remain low in comparison to that of developed countries.

The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s growing telecommunications market. This growth has led to competitive pricing pressure, causing average selling prices to decrease during the three and nine months ended September 30, 2004  relative to those in the comparative periods in 2003. This pricing pressure affected both our infrastructure and handset product lines, contributing to lower margins overall.

We strive to develop products with more advanced features and to enhance the features of our existing products, which we believe will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future. In addition, during the first nine months of 2004, we continued to strive to reduce the cost of manufacturing our products by streamlining our design functions.

Over the past few years, we have undertaken a significant globalization program and we intend to continue to expand our global sales outside of China during the fourth quarter and early in 2005. During the third quarter 2004, we signed approximately $300 million of international sales contracts. As we expand, we have identified the need to improve our internal supply chain and inventory management processes to ensure timely deliveries. We have engaged an external consulting firm to assist with these efforts, and expect to reduce our delivery times as a result of these improvements.

KEY TRANSACTIONS

Acquisitions

During the second quarter of 2004, we closed two acquisitions and announced a third acquisition with Audiovox, which closed on November 1, 2004.  We consider all three of these acquisitions to be important elements of our long-term global wireless strategy. Specifically, they provide the core features of our new code division multiple access (or “CDMA”) product portfolio.

TELOS Technology, Inc.

On May 19, 2004, the Company completed its acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. (“TELOS”) and its subsidiaries.  TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.1 million.  The Company paid $29.0 million in cash, in addition to $1.1 million of acquisition-related transaction costs. Within one year of the acquisition date, additional payments totaling a maximum of $19.0 million may become payable based upon revenue recognized from the sale of TELOS products. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).

The existing technology acquired included the entire TELOS product family of code division multiple access (or “CDMA”) softswitch technology products, supporting servers and operations maintenance centers. CDMA technology is the common platform on which second and third-generation wireless data services and applications are built. By assigning unique codes to each communication to differentiate it from others in the same spectrum, CDMA technology allows many users to occupy the same time and frequency allocations in a given band or space. The TELOS product line will be integrated with the Company’s suite of CDMA products, strengthening the Company’s existing CDMA product portfolio. In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”), an assembled workforce of approximately 60 employees, customer relationships and recorded goodwill.

Hyundai Syscomm, Inc.

On April 27, 2004, we completed the acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to Hyundai Syscomm, Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea.  Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million, excluding transaction costs of $2.1 million. There was $7.3 million in cash payable at the closing date and an additional $3.0 million in cash payable one year from the closing date. The remaining purchase price was comprised of $2.0 million payable upon the completion of technical training by HSI employees to our manufacturing staff in China under the terms of a Training Services Agreement and $2.1 million of transaction costs. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with SFAS 141.

Under the terms of the transaction with HSI, we acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were the base transceiver station (“BTS”) and base station controller (“BSC”) product lines. BTS is the antenna and radio equipment that enables wireless devices to communicate with a land-based transmission network in a given range. BSC perform radio signal management functions for BTS, managing functions such as frequency assignment and handoff. As part of the asset purchase agreement, we entered into a training services agreement with HSI, whereby HSI employees will provide technical training to our manufacturing staff in China for the nine-month period subsequent to the acquisition. This technology and technological know-how will strengthen our CDMA existing product portfolio and the development of future CDMA technology.

In addition to acquiring existing technology, we entered into non-compete and licensing agreements with HSI.  The non-compete agreement prohibits HSI from competing against us in all countries except Korea for four years from the valuation date. The licensing agreement requires that HSI pay us 1% of revenue as royalty for the usage of the intellectual property that we acquired under the terms of the acquisition for fifteen years subsequent to the valuation date.

Audiovox Communications, Inc.

On June 14, 2004, the Company announced an agreement to acquire Audiovox Communications Corporation (“ACC”), the wireless handset division of Audiovox Corporation.  On November 1, 2004, the Company completed its acquisition of ACC and acquired select assets and liabilities, including inventories, prepaids, third-party payables, accrued expenses and the right to hire approximately 270 employees for $165.1 million in cash. The Company acquired ACC’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators in North and South America.

Transactions with Softbank and Affiliated Entities

                The Company recognized revenue of $32.0 million and $64.6 million for the three and nine months ended September 30, 2004, respectively, and $26.1 million and $144.7 million for the three and nine months ended September 30, 2003, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!” The Company provides ADSL technology to SBBC which was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties.  In addition, the Company supports SBBC's new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network ("Gepon") product as well as its multiservice optical transport product ("NetRing(TM)").  Revenue recognized for the GEPON product for the three months ended September 30, 2004 was $14.3 million.  Both the GEPON and NetRing(TM) product contracts were awarded to the Company through reverse auctions.  Included in accounts receivable at September 30, 2004 and December 31, 2003 were $46.3 million and $43.9 million, respectively, related to this agreement. There were insignificant amounts included in deferred revenue in respect of this agreement at September 30, 2004 and no amounts included in deferred revenue in respect of this agreement at December 31, 2003.

                During August 2004, the Company entered several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp., related to the sale of telecommunication equipment and promotional services. The nature of these agreements contemplate the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement to manage a sales promotional program for JT.  The total gross contract value of this agreement is $513 million. The Company has determined that the service activities revenue should be recorded net of expected promotional spending. As such, the Company expects to record net revenue of  $215 million. Further, because the Company has not provided these activities in the past and cannot estimate the fair value of these services, the Company has determined under guidance of SAB 104, that all revenue related to this agreement will be deferred until the above-mentioned promotional activities are complete.  The Company expects to deliver the majority of the equipment during the third and forth quarters of 2004. The promotional services are expected to occur over the next six to nine month period.  The terms of this agreement specify that JT was to remit 50 percent of the contract value in cash to the Company within one month of the execution of the contract which was August 20, 2004. The remaining 50 percent will be due shortly after delivery of the equipment.  All cash received from JT in advance of revenue recognition has been accounted for as a customer advance. As the Company spends cash for promotional activities, such spending is accounted for as a reduction of customer advance. As of September 30, 2004, there was $214 million included in customer advance related to this agreement.

                The Company also entered into an agreement during the third quarter with JT to supply chassis equipment with an approximate value of $75 million. Although the equipment was shipped to the customer during the third quarter, it is considered linked to the iAN-8000 sale noted above and as such, the revenue from this contract will be deferred until the completion of the above-mentioned promotional activities.

During 2000, we invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment is intended to enable us to participate in the anticipated growth of Internet-related businesses in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded no losses in the carrying value of this investment during the three and nine months ended September 30, 2004. The Company recorded losses of $0.1 million and $0.2 million due to an other-than-temporary decline in the carrying value of this investment during the three and nine months ended September 30, 2003, respectively. The balance in this investment was $5.3 million at September 30, 2004.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK America, Inc.  Under the terms of the agreement we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC.  SBBC will continue to service such modems and modem rental agreements.  Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan scheduled to be repaid during the last 16 months of this period.  Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents.  The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans.  We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded.  During three and nine months ended September 30, 2004, we recorded $.3 million and $1.0 million, respectively, in interest income in respect of this loan.  The loan receivable at September  30, 2004 was approximately $10.8 million and is included in other long-term assets.

                During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy proceedings. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. The balance in this investment was $1.8 million at September 30, 2004.

On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of September 30, 2004, SOFTBANK America Inc. beneficially owned approximately 12.9 % of our outstanding stock.

RESULTS OF OPERATIONS

Our net sales consist of product and service sales within three broad telecommunications product lines: wireless infrastructure; wireline infrastructure and subscriber terminals including handsets and CPE.  Wireless infrastructure is primarily comprised of the Personal Access System (“PAS”); iPAS; and CDMA products.  Wireline infrastructure is primarily comprised of the AN2000, iAN-8000, IPDSLAM, GEPON, Netring and other wireline products.  The subscriber terminal products include PAS handsets, CPE and will include CDMA handsets beginning in the forth quarter 2004.  During the third quarter of 2004, we experienced 10% growth in net sales over the third quarter of 2003.  Net sales may not grow at the same rate or may even decline in the future.  With many of our product sales, we provide installation services.  Additionally, we provide maintenance services for some products.  In all periods, total services sales were less than 10% of net sales.

Cost of sales consists primarily of material costs, payments to agents, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead, inventory reserve and warranty costs. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers in China to manufacture and assemble the majority of our products.

Our gross profit has been negatively affected by competitive pricing pressure, product mix and material costs. Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices from competitive pricing pressure and our ability to reduce cost of sales.

Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs for sales and administrative personnel. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of reduced sales. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization, and, as a result, our sales and marketing expenses will increase in absolute dollars in future periods. We also expect that in support of our continued growth, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET SALES

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	(in thousands)
Sales by region
China	$589,552	91%	$518,194	89%	$1,778,440	91%	$1,119,672	85%
Japan	34,075	5%	33,042	6%	75,606	4%	153,629	12%
Other	21,389	4%	33,146	5%	102,889	5%	47,435	3%
TOTAL NET SALES	$645,016	100%	$584,382	100%	$1,956,935	100%	$1,320,736	100%

Sales by product line
Wireless infrastructure	$425,845	66%	$199,844	34%	$1,190,020	61%	$467,694	35%
Subscriber handsets	160,373	25%	333,602	57%	591,106	30%	660,690	50%
Wireline products	58,798	9%	50,936	9%	175,809	9%	192,352	15%
TOTAL NET SALES	$645,016	100%	$584,382	100%	$1,956,935	100%	$1,320,736	100%

Three months ended September 30, 2004 and 2003

In the third quarter of 2004, net sales increased by $60.6 million or 10% over the third quarter of 2003.  This increase was primarily driven by increases in wireless infrastructure sales of $226.0 million offset by a decrease in handset sales of $173.2 million.  The increase in wireless infrastructure sales was broadly attributable to increased demand from carriers in China as a result of the increased number of subscribers.  Total PAS subscribers increased from approximately 28 million at September 30, 2003 to approximately 60 million at September 30, 2004.  We believe that PAS subscriber growth will continue to grow to between 65 and 70 million subscribers by the end of 2004.  The decrease in handset sales is due primarily to increased competition which has put downward pressure on volumes sold as well as average selling price.  The average selling price for our handsets dropped from $71 in the third quarter of 2003 to $52 in the third quarter of 2004.  We believe that we will maintain a 55 percent market share on PAS handset sales in China as smaller competitive handset vendors exit the market.  Wireless infrastructure revenues are generally affected by the timing of customer acceptance.  In the third quarter of 2004, our customers accepted projects faster than our historical experience primarily a result of our customers in China transitioning from new system installations to system expansions.  We do not expect our wireless infrastructure sales to maintain this pace in the fourth quarter of 2004.

We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At September 30, 2004 and 2003, we had 31 such customers. The Jiangsu and Hebei provinces accounted for 13% and 12% of our net sales, respectively, for the three months ended September 30, 2004. The Hebei and Guangdong provinces both accounted for 12% of our net sales for the three months ended September 30, 2003.

Nine months ended September 30, 2004 and 2003

For the first nine months of 2004, net sales increased by $636.2 million or 48% over the first nine months of 2003.  This increase in sales was primarily attributable to increased demand for our products and services and the continued strength of our sales globally. Net sales growth was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures. Wireless infrastructure revenues are generally affected by the timing of customer acceptance. In the first nine months of 2004, our customers undertook a number of wireless infrastructure expansion projects.  This changed our sales mix, and therefore, a greater percentage of wireless infrastructure products were sold during the nine months ended September 30, 2004 than in the comparative period in 2003.  The increase in wireless infrastructure revenue was offset by a decline in handset revenue due primarily to lower average selling prices resulting from increased competition.  We believe that we will maintain approximately 60 percent market share in China for PAS wireless infrastructure and 55 percent market share for PAS handsets.

We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At September 30, 2004 and 2003, we had 31 such customers. The Guangdong and Jiangsu provinces accounted for 14% and 12% of our net sales, respectively, for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, sales to Softbank BB Corporation accounted for 11% and the Heilongjiang province accounted for 11% of net sales, respectively.

Sales of wireline products for the nine months ended September 30, 2004 were lower than the comparative period in the prior year due to high levels of wireline product sales in the first nine months of 2003 due to Japan’s expansion of its wireline infrastructure base in that period.

Over the last three months of 2004, we expect wireless infrastructure revenues to decline as operators focus on expanding and optimizing already existing networks.  We expect handset sales to remain consistent with Q3 2004 and anticipate growth in our wireline products revenues.

GROSS PROFIT

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)

Gross profit	$137,134	$186,102	$489,439	$436,291
Gross profit percentage	21%	32%	25%	33%

Three months ended September 30, 2004 and 2003

Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials.  The decrease in gross profit as a percent of net sales for the three months ended September 30, 2004 from the corresponding period in 2003 was attributable to declining margins on our handset products resulting from increased competitive market pricing pressures, a result of continued pricing pressures throughout the telecommunications market in the third quarter of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 57% of net sales for the third quarter of 2003 to 25% of net sales for the third quarter of 2004.  Secondly,  margins in the current quarter on our wireline products were lower due to the initial ramp of our newer broadband products.

Nine months ended September 30, 2004 and 2003

Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. The decrease in gross profit for the nine months ended 2004 as compared to the same period in 2003 was due to a smaller percentage of sales of our higher margin wireline products, from 15% of net sales for the nine months ended September 30, 2003 to 9% of net sales for the same period in 2004.  In addition to having a lower percentage of wireline sales this period, the margins on our wireline products experienced gross margin erosion due to lower margins on a specific contract upon which revenues were recognized in this period as well as lower margins due to the initial ramp of our newer broadband products.  The decline in gross profit as a percent of net sales for the nine months ended September 30, 2004 from the corresponding period in 2003 was also attributable to declining margins on our handset products resulting from increased competitive market pricing pressures, a result of continued pricing pressures throughout the telecommunications market during the first nine months of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 50% of net sales for the nine months ended September 30, 2003 to 30% of net sales for the same period in 2004.  This gross margin decline was offset by higher margins on our iPAS/PAS systems. Also offsetting declining gross margins was the increased percentage of our sales derived from iPAS/PAS systems, from 35% for the nine months ended September 30, 2003 to 61% for the nine months ended September 30, 2004.

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

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2004	% of net sales	2003	% of net sales	2004	% of net sales	2003	% of net sales
	(in thousands)				(in thousands)
Selling, general and administrative (“SG&A”) expenses	$74,916	11%	$57,371	10%	$209,689	10%	$129,917	10%
Research and development (“R&D”)	56,026	9%	44,723	7%	154,276	8%	107,613	8%
In-process research and development (“IPR&D”)	—		161		1,400		10,809	1%
Amortization of intangible assets	3,639	1%	3,081	1%	9,946	1%	5,259
TOTAL OPERATING EXPENSES	$134,581	21%	$105,336	18%	$375,311	19%	$253,598	19%

SELLING, GENERAL AND ADMINISTRATIVE

The Company monitors selling general and administrative expenses as a percentage of net sales.  In the current quarter and nine months, selling general and administrative expenses increased as a percentage of sales when compared with prior periods.

Three months ended September 30, 2004 and 2003

The increase in selling, general and administrative expenses in absolute dollars, was primarily due to an increase in revenue and the increase in headcount to support this increased business volume, higher bad debt expense due to longer collection cycles, costs associated with managing the requirements of the Sarbanes-Oxley Act, and additional professional costs associated with the management of our supply chain.

Nine months ended September 30, 2004 and 2003

The increase in selling, general and administrative expenses was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally. Selling, general and administrative headcount increased approximately 47% from an average of 1,949 employees for the nine months ended September 30, 2003 to an average of 2,873 employees for the nine months ended September 30, 2004.  Additionally, increases in professional services fees of $18.8 million related to systems implementations, Sarbanes-Oxley compliance and supply chain management and bad debt expense of $16.6 million related to the increased size and age of our receivables balances for the first nine months of 2004 compared to the first nine months of 2003 contributed to the increase.

RESEARCH AND DEVELOPMENT

The Company monitors research and development expenses as a percentage of net sales.  In the current quarter this percentage was slightly higher than the same period one year ago.  This was due primarily to increases associated with our Q2 2004 acquisitions of TELOS and HSI as well as significant expenditures associated with the development of new products and technologies.  Research and development expense as a percentage of net sales for the nine months ending September 30, 2004 was consistent with that of the prior year.  The Company has been able to maintain this percentage year over year due to increased economies of scale associated with increased business levels. The majority of the new personnel being hired in China, where labor costs are less expensive than in the United States, also contributed to this trend.

We expect research and development expense to remain constant as a percentage of net sales for the near future.

Three months ended September 30, 2004 and 2003

The increase in research and development expenses was primarily due to hiring additional technical personnel to support both product enhancements and new product development. Research and development headcount increased approximately 45% from an average of 2,061 employees for the three months ended September 30, 2003 to an average of 2,979 employees for the three months ended September 30, 2004.  The significant majority of the increase in research and development expenses from the three months ended September 30, 2003 to the three months ended September 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our research and development teams in China and from additional employees hired in conjunction with various acquisitions.

Nine months ended September 30, 2004 and 2003

Research and development expense remained 8% of total sales for both the nine month periods ended September 30, 2004 and 2003. The increase in absolute dollars of research and development expenses was primarily due to hiring additional technical personnel to support both product enhancements and new product development. Research and development headcount increased approximately 50% from an average of 1,776 employees for the nine months ended September 30, 2003 to an average of 2,658 employees for the nine months ended September 30, 2004. The significant majority of the increase in research and development expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our research and development teams in China, from a full nine months of salaries for CommWorks personnel as compared to four month’s salaries in the same period in the prior year and from additional employees hired in conjunction with the acquisitions of TELOS and HSI.

IN-PROCESS RESEARCH AND DEVELOPMENT

Three months ended September 30, 2004 and 2003

The Company had zero and $0.2 million in-process research and development charges for the three months ended September 30, 2004 and September 30, 2003 respectively.

Nine months ended September 30, 2004 and 2003

The $1.4 million charge to IPR&D for the nine months ended September  30, 2004 was from our acquisition of TELOS. Of the $10.8 million charge to IPR&D for the nine months ended September 30, 2003, $1.4 million, $6.2 million, $1.9 million and $1.3 million were due to the CommWorks, RollingStreams, Xebeo and Shanghai Yi Yun acquisitions, respectively. All charges to IPR&D were based upon independent valuations.

AMORTIZATION OF INTANGIBLE ASSETS

Three months ended September 30, 2004 and 2003

The increase in amortization of intangible assets expense was due to additional amortization expenses related to $20.9 million and $5.2 million of intangible assets recorded upon our acquisitions of TELOS and HSI, respectively. The estimated useful lives of these purchased intangibles are from one to ten years.

Nine months ended September 30, 2004 and 2003

The increase in the amortization of intangible assets for the nine months ended September 30, 2004 was due to a full nine months of amortization expense associated with the $44.9 million of intangibles recorded upon our May 2003 CommWorks acquisition as compared to four months of expense for the comparative period in the prior year. Additionally, the increase in amortization of intangible assets expense was due to additional amortization expenses related to $20.9 million and $5.2 million of intangible assets recorded upon our acquisitions of TELOS and HSI, respectively. The estimated useful lives of these purchased intangibles are from one to ten years.

We anticipate additional amortization expense will be incurred in the fourth quarter of 2004 related to the Audiovox transaction.

OTHER INCOME (EXPENSES)

INTEREST INCOME

Three months ended September 30, 2004 and 2003

Interest income was $1.3 million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively. The increase in interest income was due to higher average cash balances for the three months ended September 30, 2004 as compared to the corresponding period in 2003.

Nine months ended September 30, 2004 and 2003

Interest income was $4.5 million and $2.2 million for the nine months ended September  30, 2004 and 2003, respectively. The increase in interest income was due to higher average cash balances for the nine months ended September 30, 2004 as compared to the corresponding period in 2003.

INTEREST EXPENSE

Three months ended September 30, 2004 and 2003

Interest expense was $1.2 million and $1.5 million for the three months ended September 30, 2004 and 2003, respectively.

Nine months ended September 30, 2004 and 2003

Interest expense was $3.4 million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively.

OTHER INCOME (EXPENSE), NET

Three months ended September 30, 2004 and 2003

Net other income was $1.2 million and $0.7 million for the three months ended September 30, 2004 and 2003, respectively. Net other income for the three months ended September 30, 2004 was primarily due to net investment gains of $1.1 million and consumption tax refunds in Japan of $0.7 million offset by currency exchange losses of $0.5 million.  Net other income for the three months ended September 30, 2003 included consumption tax refunds in Japan of $3.5 million offset by $1.2 million in fees associated with the sale of commercial and bank notes receivable and $1.4 million in currency exchange losses.

Nine months ended September 30, 2004 and 2003

Net other income was $14.2 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively.  Net other income for the nine months ended September 30, 2004 was primarily due to our receiving $10.2 million in financial subsidies from the local Chinese government during the first two quarters of 2004.  These subsidies were to encourage our investment in local research and development and manufacturing activities.  We also recorded Japanese consumption tax refunds of $2.1 million, and net investment gains and dividends of $1.0 million for the nine months ended September 30, 2004.  Net other income for the nine months ended September 30, 2003 was primarily due to Japanese consumption tax refunds of  $3.5 million, a $3.9 million reinvestment incentive payment received in China and a $2.6 million tax refund also received in China.  This was offset by $2.9 million in currency exchange losses and $1.2 million in fees associated with the sale of commercial and bank notes receivable in China.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Three months ended September 30, 2004 and 2003

Equity in net loss of affiliated companies was $0.7 million and $1.3 million for the three months ended September 30, 2004 and 2003, respectively and primarily resulted from losses incurred at our joint venture with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd.

Nine months ended September 30, 2004 and 2003

Equity in net loss of affiliated companies was $3.0 million and $4.3 million for the nine months ended September 30, 2004 and 2003, respectively and primarily resulted from losses incurred at our joint venture with Matsushita Communication Industrial Co., Ltd., and Matsushita Electric Industrial Co., Ltd.

INCOME TAX EXPENSE

Three months ended September 30, 2004 and 2003

Income tax expense was a benefit of $1.9 million and expense of $19.7 million for the three months ended September 30, 2004 and 2003, respectively. The decline in income tax expense was due to our estimated effective tax rate decreasing to 18% for 2004 from 25% in 2003.  During the first two quarters of 2004 our estimated effective tax rate was 20%.  This rate was reduced to 18% in Q3 of 2004 and adjusted retroactively for the year due to our revised estimate of current year taxable income and the proportional level of profits now expected in China relative to other higher tax rate jurisdictions.

Nine months ended September 30, 2004 and 2003

Income tax expense was $22.8 million and $45.3 million for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the decrease in income tax expense was due to lower net income before tax compared to the same period one year ago.  In addition, our estimated effective tax rate for 2004 decreased to 18% from 25% in 2003.  This decrease was a result of continued tax holidays in China as well as a greater proportion of income in countries with low tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2004

Net cash used in operating activities for the nine months ended September 30, 2004 was $19.6 million. Operating cash was affected by changes in accounts receivable, inventory and customer advances offset by changes in deferred costs/inventories at customer sites under contract and accounts payable.

The $385.0 million increase in accounts receivable was attributable to longer collection periods experienced during the nine months ended September 30, 2004 as compared to the same period in the prior year.  Days sales outstanding was 102 days at September 30, 2004 as compared to 64 days at September 30, 2003.  Also contributing to the increase was larger volume of sales, from $1.3 billion for the nine months ended September 30, 2003 to $2.0 billion for the same period in 2004.

Inventory increased by $202.2 million, due to the increase in sales volume noted above, offset by an increase in the rate of inventory turnover for the third quarter of 2004.  As we expect sales to increase in subsequent quarters, we will continue to build our total inventory supply to meet the anticipated demand in future periods.

                Customer advances decreased by $183.1 million for the nine months ended September 30, 2004.  Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advance is reduced and revenue and cost of sales is recorded.  The reduction of customer advances in the nine month period ending September 30, 2004 is primarily a result of our customers in China transitioning from new system installations to system expansions, which results in a shorter period between customer advance and acceptance.  The decrease in customer advance attributable to shorter acceptance periods is offset by an increase of a customer advance from Japan Telecom, Inc. (“JT”) an affiliate of SOFTBANK Corp.  All cash received from JT in advance of revenue recognition and in advance of spending for such promotional activities is reflected as a customer advance.  As of September 30, 2004, there was $214 million included in customer advances related to JT.  Refer to Note 19, Related Party Transactions.

Offsetting the activity that decreased operating cash for the period were net income and non-cash charges including depreciation and amortization and changes in deferred costs/Inventories at customer sites under contracts and accounts payable. Net income was $103.6 million, adjusted for non-cash charges including $52.6 million of depreciation and amortization.  Deferred costs/Inventory at customer sites under contracts decreased by $390.1 million.  The decrease in deferred costs was a result of increased revenues and a greater number of customer acceptances, corresponding to the decrease in customer advances.  Accounts payable increased by $82.6 million, consistent with increased inventory purchasing.

2003

Net cash used in operations for the nine months ended September 30, 2003 of $1.2 million was primarily due to an increase in inventory of $222.9 million, deferred costs/Inventories at customer sites under contracts of $335.6 million, accounts receivable of $92.8 million and other current and non-current assets of $157.1 million.  This was partially offset by net income of $135.9 million, adjusted for non-cash charges including depreciation and amortization expense of $30.3 million and in-process research and development costs of $10.8 million, as well as an increase in accounts payable of $145.1 million and customer advances of $345.3 million.

Investing Activities

2004

Net cash used in investing activities for the nine months ended September 30, 2004 of $166.9 million was primarily due to purchases of property, plant and equipment to support our expansion.  Of the total $105.2 million invested in property, plant and equipment, construction costs incurred on our Hangzhou manufacturing facility were $50.8 million during the period.  Also contributing to net cash used in investing activities was our purchases of TELOS and HSI, which resulted in a cash outflow of $44.0 million.

2003

Net cash used in investing activities for the nine months ended September 30, 2003 of $77.4 million was primarily due to business acquisitions of $112.4 million, purchases of property, plant and equipment of $71.4 million and purchases of short-term investments of $64.6 million, offset by net sales of short-term investments of $177.9 million.

Financing Activities

2004

Net cash provided by financing activities was $560.4 million for the nine months ended September 30, 2004.  This was primarily due to proceeds raised from our selling 12.1 million shares of common stock at $39.25 per share to Banc of America

Securities, LLC, for net proceeds of approximately $474.6 million. In addition, we incurred net borrowing of  $175 million during the period, mostly from existing lines of credit in China.  We also received $18.4 million for the issuance of common stock through stock option and warrant exercises. Offsetting cash provided by financing activities, we used a portion of the capital raised to repurchase a total of 3.6 million shares of our common stock at an average price of $30.25 per share for a total cost of $107.6 million, including transaction fees.

2003

Net cash provided by financing activities for the nine months ended September 30, 2003 of $282.7 million was primarily due to the offering of convertible subordinated notes of $414.8 million, and proceeds from the exercise of stock options of $51.2 million, offset by the repurchase of shares from Softbank of $139.6 million and purchase of bond hedge and call options of $43.8 million.

Liquidity

Our working capital was $1.3 billion and $830.7 million at September 30, 2004 and 2003, respectively. This increase in working capital is comprised of increased cash on hand, to $751.3 million in cash and cash equivalents and $44.9 of short-term investments at September 30, 2004, from $436.1 million of cash and cash equivalents and $5.3 million of short-term investments at September 30, 2003. Our increase in working capital was also comprised of higher accounts receivable and lower deferred revenue and customer advances balances, offset by lower inventories and higher accounts payable balances. We believe that this working capital positions us to take advantage of strategic investment opportunities.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Sales outside China are generally denominated in US dollars. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at September 30, 2004 was approximately $27.8 million. Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and nine months ended September 30, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for speculative trading purposes. There were no foreign currency forward contracts held at September 30, 2004.

We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of September 30, 2004, we had cash, restricted cash, short-term investments and restricted short-term investments, of $833 million and lines of credit totaling $315.3 million available for future borrowings, $171.5 million of these expire in 2004 and $144 million of these facilities expire between 2005 and 2010.  Of our total cash and short-term investment balance, $148.2 million is held in China where currency exchange controls exist.  As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

Income taxes

Our subsidiaries and joint ventures located in China enjoy tax benefits which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit making year and a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as advanced and high-tech enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays discussed above are applicable to

UTStarcom (Chongqing) Co., Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities qualify as accredited advanced and high-tech enterprises. As of the nine months ended September 30, 2004, HUTS enjoys a 15% tax rate. HSTC and CUTS are currently exempt from income tax until December 31, 2004. The Company is currently in the process of applying for a Knowledge Intensive, Technology Intensive Certificate ("Certificate") for our new Hangzhou manufacturing facility.  If the Company is not granted the Certificate, HUTS will be subject to a 24% tax rate and, HSTC and CUTS will be subject to a 12% tax rate.  If the Company is granted the Certificate, HUTS will continue to be subject to a 15% tax rate.  In addition, HSTC and CUTS will be subject to a 7.5% tax rate, which will expire on December 31, 2007.

UTSC currently enjoys a 10% holiday tax rate that expires on December 31, 2005, at which point it will be subject to a 15% tax rate provided they remain as an advanced and high-tech enterprise and the Goverment does not change the tax laws.

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

On October 22, 2004, the President signed the “American Jobs Creation Act of 2004” (the “Act”). A provision of this Act allows companies to repatriate funds held by foreign-based subsidiaries at a reduced tax rate under certain circumstances. The Company is currently evaluating the provisions of the Act and is investigating the repatriation of foreign-based subsidiaries’ funds under its provisions.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	September 30, 2004 Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years
Contractual Obligations
Notes Payable	$176,566	$176,566	$—	$—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500
Operating leases	$38,839	$17,606	$20,804	$429
Other commitments
Audiovox purchase price payable	$165,100	$165,100	—	—
Other Commercial Commitments
Letters of credit	$36,333	$36,333	$—	$—
Purchase commitments	$72,400	$72,400	$—	$—

Notes payable

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.

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

Audiovox purchase price payable

Upon the closing of the Audiovox purchase transaction, which occurred on November 1, 2004, we were required to pay approximately $165.1 million in cash.

Standby letters of credit

We issue standby letters of credit primarily to support international sales activities outside of China. When we submit a bid for a sale, often the potential customer will require that we issue a bid bond or a standby letter of credit to demonstrate our commitment through the bid process. In addition, we may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to twelve months from date of issuance without being drawn by the beneficiary thereof.

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from three suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of September 30, 2004 total open commitments under these purchase orders were approximately $72.4 million.

Joint venture funding

Pursuant to the joint venture agreement with Matsushita, we are jointly liable for the losses incurred in the operations of the joint venture up to the maximum of our investment in the entity.  At September 30, 2004, the losses had exceeded this amount; however, we had accrued additional losses of approximately $0.7 million during the three months ended September 30, 2004 due to our commitment to fund an additional investment of $9.3 million. We have cumulative losses of $3.0 million recorded within other current liabilities.

Investment commitments

As of September 30, 2004, we had invested a total of $2.0 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

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

Accounts receivable transferred to notes receivable

We accept commercial notes receivable with maturity dates between three and nine months from our customers in China in the normal course of business. We may discount these notes with banking institutions in China. Notes receivable available for sale were $24.5 million and $11.4 million at September 30, 2004 and December 31, 2003, respectively. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during the three and nine months ended September 30, 2004; there were $94.0 million and $138.5 million of notes receivable sold during the three and nine months ended September 30, 2003, respectively.  These notes are not included in our consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. The costs of settling or transferring these notes receivable were $0.7 million and $1.2 million for the three and nine months ended September 30, 2003, and were included in other income, net in the Consolidated Statements of Operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “The Effect of Contingently

Convertible Instruments on Diluted Earnings per Share.”  The consensus reached by the EITF indicates that all issued securities that have embedded contingent conversion features that are market price contingencies based on an entity’s own stock, should be included in diluted earnings per share, if dilutive, regardless of whether the contingency has been met.  The consensus also addressed the treatment of a security that has two contingent conversion features, where on of those contingent conversion features is a market price contingency based on an entity’s own stock and the other is not.  As currently ratified, the effective date of this consensus is for reporting periods ending after December 15, 2004.  In anticipation of the adoption of this consensus effective for the quarter, and year, ended December 31 2004, the Company has elected to provide additional “if converted” per share information based on the inclusion of the Company’s issued and outstanding 7/8% Convertible Subordinated Notes in the diluted earnings per share computation.  Refer to Note 3, Earnings Per Share.

On October 13, 2004, the FASB ratified the consensus reached in EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The consensus reached by the EITF indicates that the consummation of a business combination between two parties that have a pre-existing contractual relationship, should be evaluated if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The consensus also addresses (a) whether gain recognition should be permitted in these situations, (b) how the settlement of a pre-existing executory contract should be measured, and (c) whether the acquirer should recognize as part of the business combination the re-acquisition of a right that the acquirer had previously granted to the acquired entity and, if so, whether that re-acquired right should be recognized as an intangible asset apart from goodwill. The consensus will also require specific disclosures related to the pre-existing relationship and the accounting for its settlement. The Company is currently evaluating the impact of this pronouncement.

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

•                                          the globalization and transformation of our business including the introduction of new products and the expansion of our customer base outside of China;

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

As a result of these and other factors, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. In addition, the factors noted above may make it difficult for us to forecast and provide in a timely manner public guidance (including updates to prior guidance) related to our projected financial performance of the Company.  Furthermore, it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

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

Approximately $589.6 million, or 91%, and $1.8 billion, or 91%, of our net sales for the three and nine months ended September 30, 2004, respectively, occurred in China. Approximately $518.2 million, or 89%, and $1.1 billion, or 85%, of our net sales for the three and nine months ended September 30, 2003, respectively, occurred in China. While we anticipate expansion into other foreign markets, a significant majority of our net sales will be derived from China for the foreseeable future. In addition, we plan to continue to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading “Risks Related to Conducting Business in China” for additional information about the risks we face in connection with our China operations.

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

•                                          improving and sustaining quality standards for goods purchased as raw materials as well as goods manufactured, integrated or installed;

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

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, introduce new operating risks, dilute our stockholders and harm our operating results.

We have acquired other businesses, products and technologies. For example, during the second quarter, we completed our acquisitions of TELOS and HSI for $30.1 million and $14.1 million.  In June, 2004, we announced our acquisition of certain assets of Audiovox for $165.1 million.  On November 1, 2004, we completed our acquisition of Audiovox and paid $165.1 million to the seller.  Additionally, in October 2004, we entered into an asset purchase agreement with Giga Telecom, Inc. to acquire certain assets related to the research and development of various products.  Any anticipated benefits of these acquisitions may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses. In addition, the acquisitions of businesses involved in the manufacturing or sales of handset products could introduce specific litigation risk from the potential harmful effects of electric and magnetic fields (EMF).

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

Our relocation of manufacturing, information technology systems and administrative services in China could create business interruptions and adversely affect our business.

Because of our relocation to a new operating and administrative facility in Hangzhou China, we face the possibility of business interruptions, quality problems, and distraction of our employees which could have a negative impact on our operations.  We also face specific risk to our information technology systems as we will temporarily host some of our information system applications with an outside vendor pending completion of the new Hangzhou facility which is expected to occur in next six months.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed.

We must comply with the rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) by December 31, 2004. Rules describing the requirements for our independent registered public accountants to be able to attest to our compliance under Section 404 were adopted in June, 2004, and we, along with our external service providers, are currently interpreting what qualifies as compliance with Section 404. Because the matter of Section 404 compliance is new, there is no precedent or proven method for such compliance, and our management must exercise significant judgment in our effort to comply with Section 404. As a result of this uncertainty, we cannot be certain that we will be able to comply with the requirements of Section 404 in a timely manner. If we fail to comply in a timely manner, public perception of our internal controls could be damaged.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and The Nasdaq National Market has revised its requirements for companies that are Nasdaq-listed. We expect these developments will (i) require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

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

The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as our company, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether our company will be grandfathered into any new tax structure, if a new tax structure is implemented, a new tax structure may adversely affect our financial condition. Moreover, certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced or repealed due to changes in tax laws, or the interpretation of tax laws, our business could suffer. We are currently applying for the ability to share research and development costs among our key worldwide entities.  This is a new concept in China, and we are working closely with the China Tax and Regulatory Authorities to gain approval for this cost sharing. If the cost sharing is not approved by China, our effective tax rate may increase.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. and Japan Telecom, Inc., have significant influence over our management and affairs, which it could exercise against your best interests.

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.9% of our outstanding stock as of September 30, 2004.  As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

Interest Rate Risk.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax-exempt instruments. In accordance with our investment policy, all short-term investments are invested in “investment grade” rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at September 30, 2004:

(in thousands except interest rates)

Cash and cash equivalents	$751,320
Average interest rate	0.89%
Restricted cash	11,482
Average interest rate	1.18%
Restricted short-term investments	25,317
Average interest rate	1.67%
Short-term investments	44,883
Average interest rate	1.48%
Total investment securities	$833,002
Average interest rate	.95%

Concentration of Credit Risk and Major Customers: The table below outlines our sales to, and the accounts receivable balances with respect to our largest customers:

For the three months ended September 30,			For the nine months ended September 30,
2004	% of Net Sales	% of Accounts Receivable	2004	% of Net Sales	% of Accounts Receivable
B	13%	16%	A	14%	8%
C	12%	11%	B	12%	16%

2003			2003
C	12%	11%	D	11%	17%
A	13%	3%	E	11%	9%

The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Foreign Exchange Rate Risk.  We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China.  Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133

(“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and nine months ended September 30, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for speculative trading purposes. There were no foreign currency forward contracts held at September 30, 2004. Movements in currency exchange rates could cause variability in our other income (expense).

Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in foreign currency exchange rates in the future may have a material adverse effect on our results of operations. We maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account as of September 30, 2004 was approximately $27.8 million.

ITEM 4—CONTROLS AND PROCEDURES

The Sarbanes-Oxley Act of 2002 (“SOX”) and specifically Section 404 of SOX (“Section 404”) and subsequent rules as promulgated by the Securities and Exchange Commission (“SEC”) have created requirements for management’s periodic assessment of the Company’s effectiveness of our internal controls over financial reporting as of the end of the fiscal year and whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

The Company remains committed to conducting a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements of Section 404.  In addition, it has made a significant investment in resources and time in support of the Section 404 activities and is committed to maintaining a strong internal control environment. Examples of major initiatives and actions the Company has initiated include a Company-wide implementation of an ERP/MRP system, a major supply chain re-engineering project, the centralization of various control activities including revenue recognition, the limitation of local signature approval authority for signing contracts, additional reconciliation and review of custom site inventory balances and the addition of senior professional staff.

If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, this may impact the reliability of our internal controls over financial reporting until such time as the proper controls can be implemented.

Although we are undertaking substantial efforts with regard to the assessment of internal controls as required by Section 404, our evaluation of internal controls may not be completed in time for our external auditors to complete their assessment in a timely basis. If this were to occur, we may be unable to assert that the internal controls over financial reporting are effective, or our independent registered public accountants may not be able to render the required attestation concerning our effectiveness of the internal controls over financial reporting in a timely manner.

Our management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of September 30, 2004.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by our management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, no changes during the quarter ended September 30, 2004 were identified that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

IPO Related Securities Class Action Litigation

See notes to financial statements and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Starent Patent Infringement Litigation

We have sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  On March 22, 2004, we filed our Complaint.  On June 3, 2004, we served our Complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  On August 30, 2004, we served and filed our Amended Complaint.  In our Amended Complaint, we assert that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  We seek, inter alia, compensatory damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004.  In its answer and counterclaims, Starent denies our allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid and is unenforceable.  The Court held an initial case management conference on November 2, 2004 and scheduled a hearing to construe the claims of the patent-in-suit for June 30, 2005.  At that time the Court will hold an additional case management conference to schedule a date for trial.  Although we cannot reliably predict the outcome of this litigation, we believe that any liability arising from Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of our operations.

Accounting Related Shareholder Derivative Litigation

On August 31, 2004 and September 2, 2004, respectively, two shareholder derivative actions were filed in the Superior Court of California, Alameda County, by alleged shareholders of the Company purporting to assert, on our behalf, claims of breach of fiduciary duty against certain of our current and former directors and officers, and also naming us as a nominal defendant.  The complaints in these actions refer to our disclosures as to an Audit Committee investigation into revenue recognition issues and as to “significant control deficiencies” related to revenue recognition.  The complaints further allege that the individual defendants ignored problems with our accounting and internal control practices and procedures and breached their fiduciary duties by failing to maintain adequate internal accounting controls or to make good faith efforts to do so.  Plaintiffs claim that such alleged breaches damaged the Company, and they seek monetary recovery against the individual defendants and in favor of the Company, as well as equitable relief.  In addition, plaintiffs claim that they should be excused from pre-suit demand requirements based on allegations that our Board of Directors could not have fairly evaluated such pre-suit demand, and thus that such demand would have been futile.

This derivative litigation is in its preliminary stages, and we cannot predict its outcome, as the litigation process is inherently uncertain.  However, we believe that plaintiffs’ allegations of “demand futility” are without merit, and we intend to contest those allegations vigorously.  At a minimum, this derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.  As of November 2, 2004, no loss amount has been accrued because a loss is not considered probable or estimable.

Accounting Related Securities Class Action Litigation

On October 26, 2004, an alleged former shareholder of the Company filed a class action complaint in the United States District Court for the District of Idaho against us and two of our directors and/or officers, purporting to assert claims under the federal securities laws on behalf of a class of purchasers of the Company’s publicly traded securities in the period from April 16, 2003 through September 20, 2004.  The complaint refers to our disclosures as to

“significant control deficiencies” related to revenue recognition and as to the deferral of revenue recognition on a particular transaction and the related lowering of our financial guidance.  The complaint further alleges that the defendants previously made positive statements regarding our business and financial performance that were false and misleading because such statements failed to disclose problems with our internal controls and revenue recognition policies and procedures and failed to disclose that the revenue on the transaction at issue would need to be deferred, which allegedly caused the price of our publicly traded securities to be artificially inflated.  The complaint claims that the plaintiff and other class members were damaged as a result thereof, and seeks monetary recovery in their favor in an unspecified amount.

This class action lawsuit is in its preliminary stages, and we cannot predict its outcome, as the litigation process is inherently uncertain.  However, we believe that the allegations and claims in this lawsuit are without merit and that we have valid defenses, and we intend to contest such allegations and claims and defend ourself vigorously.  If the outcome of the litigation is adverse to us and if, in addition, we are required to pay significant monetary damages, our business would be significantly harmed.  At a minimum, this litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.  As of November 2, 2004, no loss amount has been accrued because a loss is not considered probable or estimable.

Other

On August 19, 2004, we received a letter from the new management team of Hyundai Syscomm, Inc. (“HSI”) stating that they consider the Asset Purchase Agreement, dated as of February 26, 2004, among HSI, UTSI, Dr. Seong-Ik Jang and 3R Inc. (the “APA”), and the various ancillary agreements entered into in connection with the closing related to the APA on April 27, 2004, to be null and void due to unfulfillment of condition precedents and material breach of terms of such agreements.  Such condition precedents and material breach of terms were not specified in such letter from HSI.  In addition, HSI has made allegations and arguments before Korean governmental agencies and to the Korean press alleging that the technology that was purchased by us pursuant to the APA has been exported outside of Korea.  We believe none of such technology has been exported by us from Korea to any foreign country.  In addition, we believe that we have materially complied with all provisions of the APA and the ancillary agreements and HSI cannot void or nullify such agreements.  We have taken, and will continue to take, appropriate legal actions to fully enforce our rights under the APA and the ancillary agreements.  We believe that this dispute with HSI would not have a material adverse effect on our financial condition, results of operations or cash flow.

We are a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations.

In the future we may subject to other lawsuits.  Any litigation, even if not successful against us, could result in substantial costs and divert management’s attention and other resources away from our business operations.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

[None.]

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[None.]

ITEM 5 —OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION
10.102*	Continuous Basic Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.103*	Sale and Purchase Agreement between Japan Telecom Co., Ltd., and Telecom Sales and Marketing K.K., dated August 20, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

UTSTARCOM, INC.

Date: November 9, 2004	By:	/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2004	By:	/s/ Michael J. Sophie
Michael J. Sophie
Senior Vice President of Finance and Chief Financial
Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.102*	Continuous Basic Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.103*	Sale and Purchase Agreement between Japan Telecom Co., Ltd., and Telecom Sales and Marketing K.K., dated August 20, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC concurrently with the filing of this Quarterly Report on Form 10-Q.