Form 10-K/A
period 2003-12-31
UTSTARCOM INC
filed 2005-04-13
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 000-29661

UTSTARCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1782500
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)
1275 Harbor Bay Parkway Alameda, California	94502 (Zip Code)
(Address of principal executive offices)

(510) 864-8800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.00125 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,893,028,280 based upon the closing price of $35.64 reported for such date on The NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of February 29, 2004 the registrant had 117,110,056 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2004 are incorporated herein by reference in Part III.

EXPLANATORY NOTE

UTStarcom, Inc. (“UTStarcom” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 (this “Amendment”) to reflect the restatement of its consolidated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and certain corresponding changes described below.

As part of the financial closing process for the year ended December 31, 2004, the Company identified certain errors resulting in a restatement which decreased the provision for income taxes and increased net income by $20.7 million for the year ended December 31, 2003. In addition, as a result of the correction of the tax provision, retained earnings was increased by $20.7 million, additional paid-in capital was increased $0.9 million, income taxes payable was decreased by $2.5 million, other long-term assets were increased by $21.6 million, prepaids were increased by $2.8 million and other current assets were reduced by $5.3 million. There was no net effect on cash provided from operating activities as a result of this error.

During the evaluation of the errors related to the income tax provision, the Company determined that an additional reclassification of reported 2003 results was required. Specifically, cost of sales and other income both increased by $3.5 million for the year ended December 31, 2003 to properly classify certain incentive payments received for exports and value-added taxes in China.

In addition to the errors in the 2003 tax provision, the Company had not correctly identified a related party that is deemed a variable interest entity and for whom the Company is considered the primary beneficiary in accordance with FASB Interpretation No. 46 (“FIN 46”). The Company has corrected its 2003 financial statements to reflect the consolidation of this variable interest entity, MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”). At December 31, 2003, this consolidation resulted in a $5.5 million increase in total assets and a $0.7 million increase in total liabilities. There was no effect on net income as a result of this consolidation.

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, the Company determined that an impairment charge should have been recorded in 2003 when these conditions should have been identified. Accordingly, an impairment charge of $7.4 million, net of tax, was recorded, which decreased both total assets and equity by $7.4 million, at December 31, 2003.

In addition, the Company identified the following revisions in classification during the preparation of the restated consolidated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all years presented;

(2)         Certain other long-term assets increased and intangible assets decreased by $1.7 million at December 31, 2003;

(3)         Changes in restricted cash had been incorrectly categorized as a part of operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS 95”). Accordingly, the Company has reflected this change in categorization in the Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003. The change for 2003 and 2002 is an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $3.2 million and $21.3 million, respectively, and there was no change for 2001; and

(4)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 22 to the Consolidated Financial Statements.

A discussion of the restatement is set forth in Note 24 to the Consolidated Financial Statements included in this Amendment. Changes also have been made to the following items in this Amendment as a result of the restatement:

Part II

•        Item 6       Selected Consolidated Financial Data (page 3)

•        Item 7      Management’s Discussion and Analysis of Financial Condition and Results of Operations (pages 4-41)

•        Item 7A  Quantitative and Qualitative Disclosures About Market Risk (pages 41-43)

•        Item 8       Financial Statements and Supplementary Data (pages 44-92)

•        Item 9A   Controls and Procedures (pages 93-102)

Items filed in the original Form 10-K that are not impacted by the restatement are not included in this amended filing.

Part IV

•        Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K (pages 103-107)

This Amendment does not reflect events that have occurred after the March 9, 2004 filing date of the Annual Report on Form 10-K that the Company originally filed with the Securities and Exchange Commission, or modify or update the disclosures presented in the original Form 10-K, except to reflect the corrections described above. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

ITEM 6—SELECTED CONSOLIDATED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Historical results are not necessarily indicative of results that may be expected for any future period.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	Restated(1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$1,965,187	$981,806	$626,840	$368,646	$187,516
Gross profit	624,385	345,472	224,548	128,181	74,813
Operating income	261,738	145,962	76,728	33,780	16,719
Income from continuing operations	215,532	107,862	56,954	27,993	13,119
Net income (loss) available to common stockholders	215,532	107,862	56,954	27,013	(18,514)
Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.08	$0.98	$0.56	$0.35	$(1.94)
Income (loss) from discontinued operations	—	—	—	—	(0.19)
Cumulative effect on prior years of the application of SAB 101 “Revenue Recognition in Financial Statements”	—	—	—	(0.01)	—
Net income (loss)(2)	$2.08	$0.98	$0.56	$0.34	$(2.13)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.75	$0.94	$0.52	$0.28	$(1.94)
Income (loss) from discontinued operations	—	—	—	—	(0.19)
Cumulative effect on prior years of the application of SAB 101 “Revenue Recognition in Financial Statements”	—	—	—	(0.01)	—
Net income (loss)	$1.75	$0.94	$0.52	$0.27	$(2.13)
Proforma amounts assuming application of SAB101 “Revenue Recognition in Financial Statements” is applied retroactively:
Net income (loss) available to common stockholders	$215,532	$107,862	$56,954	$27,993	$(19,494)
Earnings (loss) per share:
Basic	$2.08	$0.98	$0.56	$0.35	$(2.25)
Diluted	$1.75	$0.94	$0.52	$0.27	$(2.25)
Weighted average shares used in per share calculations:
Basic	103,659	109,566	101,433	79,696	8,678
Diluted	124,909	114,407	108,612	101,867	8,678

	As of December 31,
	2003	2002	2001	2000	1999
	Restated(1)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$377,747	$231,944	$321,136	$149,112	$87,364
Working capital	883,334	568,215	591,103	369,861	128,973
Total assets	2,244,050	1,305,552	1,005,880	591,837	271,788
Total short-term debt	1	—	58,434	43,381	43,338
Long-term debt	410,655	—	12,048	12,048	—
Total stockholders’ equity	893,331	766,395	681,887	412,319	165,720

(1)             See Note 24 to the Consolidated Financial Statements.

(2)             Net loss available to common stockholders for 1999 includes a one-time charge for approximately $30.0 million related to the issuance of Series F preferred stock in 1999 that included a beneficial conversion feature pursuant to which the preferred shares converted into common shares on a one-for-one basis at a price below the expected offering price upon the completion of our initial public offering. This reduced diluted earnings per share available to common stockholders by $3.45.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 24 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 to correct errors and reflect certain corresponding changes described below.

As part of the financial closing process for the year ended December 31, 2004, the Company identified certain errors in the calculation of the Company’s 2003 income tax provision resulting in a restatement which decreased the provision for income taxes and increased net income by $20.7 million for the year ended December 31, 2003. In addition, as a result of the correction of the tax provision retained earnings was increased by $20.7 million, additional paid-in capital was increased $0.9 million, income taxes payable was decreased by $2.5 million, other long-term assets were increased by $21.6 million, prepaids were increased by $2.8 million and other current assets were reduced by $5.3 million. There was no net effect on cash provided from operating activities as a result of this error.

During the evaluation of the errors related to the income tax provision, the Company determined that an additional reclassification of reported 2003 results was required. Specifically, cost of sales and other income both increased by $3.5 million for the year ended December 31, 2003 to properly classify certain incentive payments received for exports and value-added taxes in China.

In addition to the errors in the 2003 tax provision, the Company had not correctly identified a related party that is deemed a variable interest entity and for whom the Company is considered the primary beneficiary in accordance with FASB Interpretation No. 46 (“FIN 46”). The Company has corrected its 2003 financial statements to reflect the consolidation of this variable interest entity, MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”). At December 31, 2003, this consolidation resulted in a $5.5 million increase in total assets and a $0.7 million increase in total liabilities. There was no effect on net income as a result of this consolidation.

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, the Company determined that an impairment charge should have been recorded in 2003 when these conditions should have been identified. Accordingly, an impairment charge of $7.4 million, net of tax, was recorded, which decreased both total assets and equity by $7.4 million, at December 31, 2003.

In addition, the Company identified the following revisions in classification during the preparation of the restated consolidated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all years presented;

(2)         Certain other long-term assets increased and intangible assets decreased by $1.7 million at December 31, 2003;

(3)         Changes in restricted cash had been incorrectly categorized as a part of operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS 95”). Accordingly, the Company has reflected this change in categorization in the Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003. The change for 2003 and 2002 is an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $3.2 million and $21.3 million, respectively, and there was no change for 2001; and

(4)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 22 to the Consolidated Financial Statements.

The accompanying Management’s Discussion and Analysis gives effect to this restatement.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends; our expectations regarding continued growth in our business and operations; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use our cash, debt or securities to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, and general and administrative expenses; our expectations regarding future growth of our business and operations; our expectation that we will continue to invest significantly in research and development; our expectations regarding the status of products under development; our expectations regarding our future investments; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of a 3G network in China; our expectations regarding the impact of a reorganization of China Netcom; our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China; our expectations regarding the future allocation of net sales by product group; our expectations regarding efficiencies we hope to achieve in supply chain and inventory purchasing, as well as trends in inventory growth; and our expectations regarding our expansion into new markets around the world. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

In a telecommunications industry that has experienced a period of contraction over the last few years, we experienced significant growth in revenue and profit during this period. In 2003, we had approximately $2.0 billion of revenue, a 100% increase over 2002. This growth in revenue was driven by China’s growing telecommunications market. China, which we believe to be one of the fastest growing telecommunications markets in the world, continued to experience increasing fixed-line and mobile telephone and Internet subscriber growth, from 480.1 million subscribers in 2002 to 611.5 million subscribers in 2003, according to China’s Ministry of Information Industry. We believe this subscriber growth led to increased demand for our PAS services and handsets. We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth trend to continue in 2004 as China’s teledensity rates remain low in comparison to that of developed countries.

The number of competitors for communications access and switching systems and handsets in China grew in 2003 in line with China’s growing telecommunications market. This growth led to competitive pricing pressure, causing our average selling prices to decrease in 2003 relative to 2002 levels. At the same time, a larger percentage of our revenue was derived from handsets sales, which generally have a lower margin than communications access and switching systems, contributing to decreased margins overall from 2001 to 2003. We continued to develop products with more advanced features and to enhance the features of our existing products in 2003, which we believe will enable us to offer our customers a more advanced product at a higher average selling price than otherwise would be possible. In addition, we worked in 2003, and intend to continue to strive to, reduce the cost of manufacturing our products by streamlining our design and engineering functions.

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

ACQUISITIONS AND OTHER KEY TRANSACTIONS

Acquisitions and in-process research and development (“IPR&D”)

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

Our acquisitions often result in a one-time charge to operating expenses related to products under development but have not yet reached technological feasibility, or in-process research and development (“IPR&D”). A project is classified as IPR&D if there are significant risks associated with completing the development of the acquired technology including both technological and commercial risks. When assessing IPR&D projects, we consider the key project characteristics as well as its future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles and the product’s development stage.

In connection with acquisitions, we often issue stock-based incentives that vest according to terms established in the acquisition agreement. Historically, our stock-based incentives have vested based upon the achievement of product development milestones, of meeting revenue targets or on the duration of employment.

CommWorks

On May 23, 2003, we completed our acquisition from 3Com Corporation, a Delaware corporation, (“3Com”) of selected assets and liabilities from 3Com’s CommWorks division (“CommWorks”). We funded the consideration for the acquisition from cash on hand, and paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million.

Selected assets acquired included CommWorks’s portfolio of carrier-focused voice and data networking products and customer support and professional services. In addition, we acquired or licensed all of the 3Com intellectual property used by CommWorks. CommWorks develops and deploys carrier-class, IP-based multi-service access and service-creation platforms for telecommunications service providers.

The amount of the purchase price allocated to IPR&D of $1.3 million, based on an independent valuation was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

As of the date of the acquisition, CommWorks had two projects under development that qualified for IPR&D, SLAP and High Density Voice (“HDV”) 2.0. SLAP is an IPR&D project in the Wireless division of CommWorks. It is an interface that connects our products with radio switch manufacturers’ products in China in order to connect a cellular network to the Internet. HDV 2.0 is an IPR&D project in the Wireline product line of CommWorks. HDV 2.0 utilizes software technology to increase data capacity for Voice over Internet Protocol (“VoIP”) solutions.

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

RollingStreams

On June 30, 2003, we completed the acquisition of RollingStreams Systems, Ltd. (“RollingStreams”), a development-stage company, pursuant to a share exchange agreement. RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol (“TVoIP”) products and services for telecommunications operators and broadband service providers. Our investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all the outstanding shares of RollingStreams, other than those already held by us prior to the acquisition, was 301,074 shares of our common stock. In addition, we assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of our common stock, valued at $0.5 million. Of the 301,074 shares, 164,115 shares valued at $5.8 million, were issued at the closing, 28,696 of which are held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. These shares will be distributed to the former shareholders of RollingStreams within ten days of the six-month anniversary of the closing, after deducting any claims. Up to 136,959 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period.

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

In addition to the technological and commercial risks stated above, significant additional costs will be required to complete the IPR&D project. MediaSwitch is now expected to be commercialized in the second quarter of 2004. Remaining costs required to complete the project are estimated to be $4.5 million. Remaining engineering tasks include adding new features and functionalities and stabilizing the software code.

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

On August 29, 2002, we completed the repurchase of 6.0 million shares of our common stock for $72.9 million from our largest shareholder, SOFTBANK America Inc. As part of this transaction, SOFTBANK signed a voluntary “lock up” agreement stipulating that it would not sell any of our common stock within the next six months.

This lock up agreement, which ended on March 1, 2003, coincided with the start of our “blackout period” in which insiders are not permitted to sell shares. The blackout period began March 1, 2003 and ended commencing at the close of business on the second trading day following the public release of our first quarter fiscal 2003 results on April 16, 2003.

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

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement we loaned BB Modem $10.1 million, for the purposes of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK CORP. SOFTBANK BB CORP. will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During 2003, we recorded $0.5 million in interest income in respect of this loan. The loan receivable at December 31, 2003 was approximately $11.2 million based on a foreign exchange rate of approximately $1.07 for 100 Japanese Yen.

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

NET SALES

The following table summarizes our net sales by geographic region and by product line:

	Years ended December 31,
	2003		2002		2001
	Restated(1)
	(in thousands)
Sales by region
China	$1,680,821	86%	$822,299	84%	$565,880	90%
Japan	194,894	10%	130,104	13%	16,303	3%
Other	89,472	4%	29,403	3%	44,657	7%
TOTAL NET SALES	$1,965,187	100%	$981,806	100%	$626,840	100%
Sales by product line
Wireless infrastructure	$720,555	37%	$447,096	46%	$376,538	60%
Subscriber handsets	968,192	49%	376,805	38%	187,902	30%
Wireline products	276,440	14%	157,905	16%	62,400	10%
TOTAL NET SALES	$1,965,187	100%	$981,806	100%	$626,840	100%

(1)          See Note 24 to the Consolidated Financial Statements.

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

During 2003, the China provincial-level telecommunications service entities continued to consolidate telecommunications purchasing decisions by province. As a result of this consolidation trend, we grouped all of our China customers together by province, and treated each province as one customer. At December 31, 2003 and 2002, we had approximately 31 such customers. Giving effect to this consolidation, in 2003, the Hei Long Jiang province accounted for 11% of our net sales. In 2002, sales to the Zhejiang province accounted for 18% and sales to SBBC accounted for 13% of our net sales. We expect our sales to grow at a moderate rate through 2004, with our global sales growing at a higher rate than our China sales. Our handset sales increased as a result of increased subscribers, from approximately 12 million subscribers in 2002 to approximately 35 million subscribers in 2003, and we expect this growth rate to continue into 2004.

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

GROSS PROFIT

The following table summarizes our gross profit:

	Years ended December 31,
	2003	2002	2001
	Restated(1)
	(in thousands)
Gross profit	$624,385	$345,472	$224,548
Gross profit percentage	32%	35%	36%

(1)   See Note 24 to the Consolidated Financial Statements.

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

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Years ended December 31,
	2003	% of 2003 net sales	2002	% of 2002 net sales	2001	% of 2001 net sales
	Restated(1)
	(in thousands)
Selling, general and administrative (“SG&A”)	$188,339	9%	$110,263	11%	$75,764	12%
Research and development (“R&D”)	155,252	8%	86,182	9%	59,809	10%
In-process research and development (“IPR&D”)	10,686	1%	670	0%	4,720	1%
Amortization of intangible assets	8,370	0%	2,395	0%	7,527	1%
TOTAL OPERATING EXPENSES	$362,647	18%	$199,510	20%	$147,820	24%

(1)          See Note 24 to the Consolidated Financial Statements.

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

Fiscal 2002 vs. 2001

The increase in selling, general and administrative expenses in 2002 was primarily due to the growth in net sales and the expansion of our overall level of business activities globally. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increase in net sales.

Research and development

Fiscal 2003 vs. 2002

The increase in absolute dollars of research and development expenses was primarily due to the hiring in 2003 of approximately 950 additional technical personnel to support our increased business levels. The decrease of research and development expenses as a percentage of net sales was due to the majority of the new personnel being hired in China, where labor costs are less expensive than in the United States, as well as to increased economies of scale associated with increased business levels.

Fiscal 2002 vs. 2001

The increase in research and development expenses was primarily due to the hiring in 2002 of an additional 303 technical personnel, and increased prototype expenses and licensing fees to support our research and development efforts. As a percentage of net sales, research and development expenses decreased to 9% in 2002 from 10% in 2001. The reduction in research and development expenses as a percent of net sales was attributable to increased economies of scale associated with increased business levels.

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

Interest expense was $4.7 million in 2003 compared to $1.3 million in 2002. The increase of $3.4 million in interest expense was primarily attributable to the interest associated with our convertible debt issued in March 2003, which accrues at a rate of approximately $1.4 million per quarter. $0.6 million of interest was capitalized in 2003.

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

Other income (expense), net

Fiscal 2003 vs. 2002

Net other income was $4.9 million in 2003, compared to net other expense of $9.9 million in 2002. Net other income in 2003 was primarily comprised of a reinvestment incentive payment received in China of $3.9 million, incentive payments for exports and value added taxes in China of $6.1 million, government incentive related to our operations in Japan of $6.2 million, offset by foreign exchange losses of approximately $8.7 million and expenses attributable to selling or transferring of notes receivable of $2.3 million.

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

Income tax expense

Fiscal 2003 vs. 2002

Income tax expense was $45.4 million in 2003 and $27.3 million in 2002. The primary reason for the increase in income tax expense was that our income increased 91% in 2003 from 2002. Our effective tax rate was 17% in 2003 compared to 20% in 2002. The decrease in the effective tax rate is primarily the result of permanent differences and tax credits, offset partially by the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand our business globally.

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

Minority interest in losses (earnings) of consolidated subsidiaries

Fiscal 2003 vs. 2002

Minority interest in losses (earnings) of consolidated subsidiaries was $1.0 million in 2003 and ($1.2) million in 2002. The change was due primarily to the minority interest in losses in 2003 related to MDC, a variable interest entity included in our consolidated financials in the third quarter of 2003, and to the acquisition of the remaining 12% ownership interest in our Zhejiang manufacturing joint venture, UTStarcom Telecom Co., Ltd. (“HUTS”) during 2002. Minority interest in losses of consolidated subsidiaries for 2003 represented the minority interest in losses of MDC, as well as the 10% share of earnings of CUTS, our Chongqing manufacturing joint venture, attributable to our joint venture partner. Minority interest in earnings of consolidated subsidiaries for 2002 represented the share of earnings in HUTS, our Zhejiang manufacturing joint venture, attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary.

Fiscal 2002 vs. 2001

Minority interest in losses (earnings) of consolidated subsidiaries was ($1.2) million in 2002 and ($1.3) million in 2001. The decrease is due to the acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary. The expected decrease was offset by an increase in HUTS net income for the four months ended April 30, 2002 as compared to the corresponding period in 2001.

Liquidity and Capital Resources

Operating Activities

2003

Net cash provided by operating activities for the year ended December 31, 2003 was $45.2 million. Operating cash was affected by changes in accounts receivable, inventory, accounts payable, other assets and offset by changes in deferred revenue. The $151.9 million increase in our accounts receivable balance, attributable to a 100% increase in sales in 2003, reduced our net cash provided by operations. In 2003, we sold $298.8 million of our notes receivable with associated expenses of $2.3 million. Cash provided by operating activities was also reduced by a $81.6 million and $301.1 million increase in inventory and deferred costs, respectively. Inventory and deferred costs increased in absolute dollars in 2003 over 2002 to support our increased backlog. Operating cash also decreased due to a $5.9 million decrease in accounts payable. Historically, the majority of our accounts payables have been comprised of inventory related payables. In mid-2003, we implemented a “just in time” inventory process to increase efficiencies in inventory purchasing. Going forward, we expect to continue to improve the efficiencies surrounding our supply chain and inventory process. As such, inventory will grow at a slower rate than we have historically experienced. The decrease in operating cash in 2003 was offset by an increase in customer advances and deferred revenue of $294.2 million and $27.4 million, respectively. We collected approximately $2.5 billion in cash from our customers in 2003. Customer advances are comprised of cash we have collected from our customers for which we have not yet recognized revenue; the increase was attributable to an increase in customer contracts.

2002

Net cash provided by operating activities in fiscal 2002 was $178.6 million. Net cash provided by operations was mainly due to a $170.5 million and $87.8 million increase in accounts payable and customer advances, respectively, offset by increases in inventories, deferred costs, accounts receivable and other assets of $76.1 million, $137.8 million, $34.2 million and $24.6 million, respectively.

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

Investing Activities

2003

Net cash used in investing activities was $176.5 million for the year ended December 31, 2003. Net cash used in investing activities was affected by increased business acquisitions and property, plant and equipment purchases. We spent $106.7 million for business acquisitions in 2003. This was primarily attributable to our May 2003 CommWorks acquisition, which was $109.3 million including transaction and transition fees, offset partially by $3.8 million in cash added from the consolidation of MDC. In addition to business acquisitions, net cash used in investing activities increased due to $123.2 million of property, plant and equipment purchases. $45.5 million of these property, plant and equipment purchases were construction costs incurred on our Hangzhou manufacturing facility. Net cash used in investing activities also increased due to $147.5 million of purchases of short-term investments. Offsetting net cash used in investing activities was $217.2 million of proceeds from the sale of our short-term investments.

2002

Net cash used in investing activities in fiscal 2002 was $165.4 million. This was mainly due to $75.3 million of property, plant and equipment purchases; $17.7 million of business acquisitions, primarily attributable to our purchase of the remaining interest in HUTS; $28.9 million of investments in affiliates which primarily comprised investments in public and private technology companies offset by $22.4 million of net purchases of short-term investments.

2001

Net cash used in investing activities in fiscal 2001 of $43.7 million was primarily due to $30.2 million of property, plant and equipment purchases, $9.8 million of investments in affiliates, which primarily comprised investments in public and private technology companies offset by $2.1 million of net purchases of short-term investments.

Financing Activities

2003

Net cash provided by financing activities was $275.3 million for the year ended December 31, 2003 due to proceeds raised from a convertible subordinated notes issuance and stock option exercises offset by a repurchase of our common stock and the purchase of a bond hedge and call option. Net cash provided by financing activities was primarily attributable to $391.4 million in net proceeds received from issuing convertible subordinated notes in March 2003. In addition to the proceeds received from our notes issuance, we received $58.9 million for the issuance of common stock through stock option and ESPP exercises. Offsetting cash provided by financing activities, we used a portion of the capital raised to repurchase 8.0 million shares of our common stock that was beneficially owned by SOFTBANK America, Inc. at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million, including transaction fees. We used the remainder of the funds raised to fund 2003 business acquisitions. Net cash provided by financing activities was also offset by our purchase of a call spread for $43.8 million, which was purchased to minimize shareholder dilution upon conversion of the convertible subordinated notes.

2002

Net cash used in financing activities in fiscal 2002 was $102.4 million. This was primarily due to the repurchase of our shares and related transaction costs of $72.9 million and net payments of $70.5 million on borrowings under our lines of credit. This was offset by $40.9 million in proceeds from the underwritten sale of common stock in conjunction with 10.0 million shares of our common stock sold by SOFTBANK America, Inc. through an underwriter and the issuance of common stock through stock option exercises.

2001

Net cash provided by financing activities of $175.5 million was primarily due to $160.6 million of proceeds from our follow-on public offering of common stock in August 2001, stock option exercises, and net proceeds from borrowings under our line of credit arrangements of $15.1 million.

Liquidity

Our working capital was $883.3 million and $568.2 million at December 31, 2003 and 2002, respectively. This increase in working capital is due to increased cash on hand, from $231.9 million in cash and cash equivalents and $107.3 of short-term investments in 2002, to $377.7 million of cash and cash equivalents and $48.6 million of short-term investments. Our working capital also increased due to larger accounts receivable and inventory balances, which was offset by larger customer advances and deferred revenue balances. We anticipate having more working capital and cash on hand in 2004 as a result of our $474.2 million equity offering in January 2004. Going forward, this cash will position us to take advantage of strategic investment opportunities. We had lines of credit totaling $583.7 million available for future borrowings expiring between 2004 and 2010 with interest rates ranging from approximately 4.5% to 6.0%, and we had not guaranteed any debt not included in the consolidated balance sheet.

Income taxes

Our subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays discussed above are applicable to UTStarcom (Chongqing) Co., Ltd. (“CUTS”), HUTS, Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities qualify as accredited technologically advanced enterprises. Specifically, HUTS currently enjoys a 15% tax rate that will continue indefinitely provided they remain as a technologically advanced enterprise and the Government does not change the tax laws. UTSC currently enjoys a 10% holiday tax rate that expires on December 31, 2005. HSTC and CUTS are currently exempt from income tax until December 31, 2004, at which point they will be subject to a 7.5% tax rate, which will expire on December 31, 2007.

Contractual obligations and other commercial commitments

Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	December 31, 2003
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	Restated(1)		Restated(1)
	(in thousands)
Contractual Obligations
Notes Payable	$1	$1	$—	$—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500
Bank Loan	$8,155	$—	$8,155	$—
Operating leases	$25,724	$10,154	$15,131	$439
Other Commercial Commitments
Standby letters of credit	$20,461	$15,353	$5,108	$—
Purchase Commitments	$2,261	$2,261	$—	$—

(1)          See Note 24 to the Consolidated Financial Statements.

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

We recorded a bank loan in connection with a purchase of inventory resulting from the consolidation of MDC. On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development

Bank for the purchase of the inventory. We assumed the obligations of the bank loan and related inventory on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. For the year ended December 31, 2003, we recorded total interest expense related to this bank loan amounted to $0.4 million. We do not serve as legal obligor for the bank loan.

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

DISCUSSION AND ANALYSIS OF QUARTERLY RESULTS OF OPERATIONS, AS RESTATED

Three months ended March 31, 2003 and 2002

Income tax expense for the three months ended March 31, 2003 was previously reported as $12.4 million and has been restated to $8.6 million, a decrease of $3.8 million. The decrease in income tax expense is due to the correction of the 2003 effective tax rate from 25% to 17%. See Note 24 to the consolidated financial statements.

Income tax expense was $4.5 million for the corresponding period in 2002. The increase in income tax expense from the three months ended March 31, 2002 to the three months ended March 31, 2003 was due to our increasing income. The effective tax rate was 17% and 20% for the three months ended March 31, 2003 and 2002, respectively. The decrease in our effective tax rate was primarily due to permanent differences consisting of deductible expenses related to original issuance discount on convertible notes and the China “Super R&D deductions” as well as foreign and R&D tax credits, offset partially by the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand globally.

Three months and six months ended June 30, 2003 and 2002

Income tax expense for the three months ended June 30, 2003 was previously reported as $13.1 million and has been restated to $9.1 million, a decrease of $4.0 million. Income tax expense for the six months ended June 30, 2003 was $25.6 and has been restated to $17.7 million, a decrease of $7.9 million. The decrease in income tax expense for the three months and six months ended June 30, 2003 is due to the correction of the 2003 effective tax rate from 25% to 17%. See Note 24 to the consolidated financial statements.

Income tax expense was $6.6 million and $11.1 million for the three and six months ended June 30, 2002, respectively. The increase in income tax expense from the three months and six months ended June 30, 2002 to the three months and six months ended June 30, 2003 was due to our increasing income. The effective tax rate was 17% for three months and six months ended June 30, 2003 and 20% for the three and six months ended June 30, 2002, respectively. The decrease in our effective tax rate was due primarily to permanent differences consisting of deductible expenses related to original issuance discount on convertible notes and the China “Super R&D deductions” as well as foreign and R&D tax credits, offset partially by the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand globally.

Three months and nine months ended September 30, 2003 and 2002

Income tax expense for the three months ended September 30, 2003 was previously reported as $19.7 million and has been restated to $13.7 million, a decrease of $6.0 million. Income tax expense for the nine months ended September 30, 2003 was $45.3 million and has been restated to $31.4 million, a decrease of $13.9 million. The decrease in income tax expense for the three months and nine months ended September 30, 2003 is due to the correction of the 2003 effective tax rate from 25% to 17%. See Note 24 to the consolidated financial statements.

Income tax expense was $7.7 million and $18.8 million for the three and nine months ended September 30, 2002, respectively. The increase in income tax expense from the three months and nine months ended September 30, 2002 to the three months and nine months ended September 30, 2003 was due to our increasing income. The effective tax rate was 17% for three months and nine months ended June 30, 2003 and 20% for the three and six months ended June 30, 2002, respectively. The decrease in our effective tax rate was due primarily to permanent differences consisting of deductible expenses related to original issuance discount on convertible notes and the China “Super R&D deductions” as well as foreign and R&D tax credits, offset partially by the fact that more of our revenue has become subject to higher tax rate jurisdictions as we expand globally.

Income Tax Expense	As Previously Reported	As Restated(1)
	(in thousands)
Three months ended:
March 31, 2003	$12,447	$8,622
March 31, 2002	4,514	4,514
Three months ended:
June 30, 2003	13,138	9,100
June 30, 2002	6,590	6,590
Six months ended:
June 30, 2003	25,585	17,722
June 30, 2002	11,104	11,104
Three months ended:
September 30, 2003	19,725	13,661
September 30, 2002	7,686	7,686
Nine months ended:
September 30, 2003	45,310	31,383
September 30, 2002	18,790	18,790

(1)          Restated—See Note 24 to Consolidated Financial Statements

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

Revenue Recognition and Product Warranty

We recognize revenues from sales of telecommunications equipment when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectibility is reasonably assured. If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Normal payment terms differ for various reasons amongst different customer regions depending upon the common business practices for customers within a region. Shipping and handling costs are recorded as revenues and costs of revenues. Any expected losses on contracts are recognized immediately.

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

We also sell products, primarily handsets, through resellers. Revenue is generally recognized when the standard price protection period has lapsed, which ranges from 30 to 90 days. If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. In China, there may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48 “Revenue Recognition When Right of Return Exists”. We have developed reasonable estimates for stock exchanges. Estimates are derived from historical experience with similar types of sales of similar products.

We recognize revenue for system integration, installation and training upon completion of performance if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term.

The assessment of collectibility is also a factor in determining whether revenue should be recognized. We assess collectibility based on a number of factors, including payment history and the creditworthiness of the customer. We do not request collateral from our customers in China. In global sales outside of China, we often require letters of credit that can be drawn on demand if a customer defaults on its payment. If we determine that collection of a fee is not reasonably assured, we recognize revenue upon receipt of cash.

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

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 provides accounting guidance for consolidation of variable interest entities, (“VIE”). FIN 46 applies to public and private business enterprises that have a controlling interest or business or contractual relationship with a VIE. FIN 46 requires consolidation of existing non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where other investors do not have exposure to the significant risks and rewards of ownership. The Company adopted FIN 46 for the quarter ended, December 31, 2003. Upon adoption of FIN 46, the Company consolidated a related party that is deemed a VIE and for whom the Company is a primary beneficiary. (See Note 24 to the Consolidated Financial Statements.)

Receivables

We are required to estimate the collectibility of our trade receivables and notes receivable. We maintain an allowance for doubtful accounts for the estimated losses on the trade receivables and notes receivable. We assess collectibility of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectibility is doubtful, we record an allowance against the receivable. If the financial condition of our customers was to deteriorate and their ability to make payments suffers as a result, we may need to increase our allowances for our receivables.

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

Goodwill and Intangibles

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. We perform our annual goodwill impairment review in the fourth quarter of each year or when changes in circumstances indicate a potential impairment. We currently operate as a single reportable segment without reporting units, as our management evaluates performance, makes operating decisions and allocates resources based on consolidated financial data. As such, we determine whether impairment to goodwill is necessary on a consolidated basis. When assessing potential impairment to goodwill, we compare our book value to our fair market value. Fair market value is our market capitalization at the date impairment is assessed. Historically, our fair market value has exceeded our book value and no impairment has been necessary.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. As the Company does not have any of these financial instruments, the adoption of SFAS 150 is not expected to have any impact on the Company’s consolidated financial statements.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SAB 101 Topic 13. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, nor our results of operations, financial position or cash flows.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 14.1% of our outstanding stock as of December 31, 2003. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2003:

(in thousands except interest rates)
Restated(1)
Cash and cash equivalents	$377,747
Average interest rate	1.19%
Restricted cash	3,943
Average interest rate	0.50%
Restricted short-term investments	20,461
Average interest rate	1.19%
Short-term investments	48,617
Average interest rate	1.36%
Total investment securities	450,768
Average interest rate	1.20%

(1)          See Note 24 to the Consolidated Financial Statements.

Concentration of Credit Risk and Major Customers:

The table below outlines our sales to, and the accounts receivable balances with respect to our largest customers:

For the year ended December 31,	% of Net Sales	% of Accounts Receivable
2003
Customer A	11%	3%
2002
Customer B	18%	6%
Customer C	13%	0%
2001
Customer B	28%	29%
Customer D	10%	8%

Approximately 76%, 84% and 90% of the Company’s net sales during 2003, 2002 and 2001, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $304.0 million and $238.0 million, respectively, as of December 31, 2003 and 2002. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

Approximately 86%, 84% and 90% of the Company’s sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Approximately 10%, 13% and 3% of the Company’s sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

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

Debt Investment Risk.   Our debt investment portfolio consists of a $11.2 million note receivable from BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a forty-two month period, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loan.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UTStarcom, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 24 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements for the year ended December 31, 2003.

As discussed in Note 2 to the Consolidated Financial Statements, the Company adopted FASB Interpretation No. 46 in 2003.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 27, 2004, except for Note 24, as to which the date is April 12, 2005

UTSTARCOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2003	December 31, 2002
	Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$377,747	$231,944
Short-term investments	48,617	107,305
Accounts receivable, net of allowances for doubtful accounts	325,288	221,215
Accounts receivable, related parties	43,944	835
Notes receivable	11,362	12,048
Inventories	257,065	183,687
Deferred costs/Inventories at customer sites under contracts	542,060	240,979
Prepaids	139,103	52,272
Restricted cash and short-term investments	24,404	21,251
Other current assets	48,499	35,836
Total current assets	1,818,089	1,107,372
Property, plant and equipment, net	187,039	93,980
Long-term investments	24,066	35,360
Goodwill	100,180	44,806
Intangible assets, net	44,051	5,014
Other long-term assets	70,625	19,020
Total assets	$2,244,050	$1,305,552
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$251,122	$256,980
Income taxes payable	14,265	13,003
Customer advances	450,499	156,336
Deferred revenue	44,958	7,911
Other current liabilities	173,911	104,927
Total current liabilities	934,755	539,157
Long-term debt	410,655	—
Total liabilities	1,345,410	539,157
Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	5,309	—
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 104,272,477 and 106,787,908 at December 31, 2003 and 2002, respectively	131	135
Additional paid-in capital	654,483	658,546
Deferred stock compensation	(7,761)	(11,766)
Retained earnings	243,058	120,520
Receivable from stockholders	—	(282)
Accumulated other comprehensive income (loss)	3,420	(758)
Total stockholders’ equity	893,331	766,395
Total liabilities, minority interest and stockholders’ equity	$2,244,050	$1,305,552

(1)           See Note 24

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2003	2002	2001
	Restated(1)
Net sales
Unrelated parties	$1,780,751	$858,768	$612,907
Related parties	184,436	123,038	13,933
	1,965,187	981,806	626,840
Cost of sales
Unrelated party	1,261,284	587,799	394,956
Related party	79,518	48,535	7,336
Gross profit	624,385	345,472	224,548
Operating expenses:
Selling, general and administrative	188,339	110,263	75,764
Research and development	155,252	86,182	59,809
In-process research and development costs	10,686	670	4,720
Amortization of intangible assets	8,370	2,395	7,527
Total operating expenses	362,647	199,510	147,820
Operating income	261,738	145,962	76,728
Interest income	3,194	5,522	8,572
Interest expense	(4,671)	(1,251)	(3,909)
Other income (expenses), net	4,921	(9,908)	(330)
Equity in loss of affiliated companies	(5,260)	(4,053)	(2,962)
Income before income taxes and minority interest	259,922	136,272	78,099
Income tax expense	(45,399)	(27,254)	(19,823)
Minority interest in losses (earnings) of consolidated subsidiaries	1,009	(1,156)	(1,322)
Net income	$215,532	$107,862	$56,954
Basic earnings per share	$2.08	$0.98	$0.56
Diluted earnings per share	$1.75	$0.94	$0.52
Weighted average shares used in per-share calculation:
—Basic	103,659	109,566	101,433
—Diluted	124,909	114,407	108,612

(1)          See Note 24

See accompanying notes to consolidated financial statements.

UTStarcom, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Additional Paid-in-Capital	Deferred Stock Compensation	Retained Earnings (Accumulated Deficit	Notes Receivable from stockholders	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
			Restated(1)		Restated(1)			Restated(1)	Restated(1)
Balances, December 31, 2000	95,032,657	$ 120	$ 426,665	$ (6,491)	$ (7,808)	$ (314)	$ 147	$ 412,319
Common stock issued upon exercise of options	5,363,601	8	18,756					18,764
Common stock issued upon ESPP purchases	118,223		1,866					1,866
Common stock issued related to acquisition of Stable Gain	439,810		10,700					10,700
Common stock issued upon secondary offering, net of expenses	7,400,000	9	139,911					139,920
Common stock issued for ACD acquisition, net of expenses	948,525	1	20,733					20,734
ACD deferred compensation			5,000	(5,000)				—
Amortization of deferred compensation related to ACD acquisition				1,250				1,250
Amortization of deferred stock compensation related to grants of stock options to employees			23	3,928				3,951
Cancellation of deferred compensation charges due to employee terminations			(268)	268				—
Tax benefits for non-qualified stock option exercises			15,311					15,311
Issuance of notes receivable from stockholders						(67)		(67)
Net income					56,954			56,954	$ 56,954
Other comprehensive income:
Unrealized holding gain (net of tax of $95)							211	211	211
Translation adjustment							(26)	(26)	(26)
Total comprehensive income									$ 57,139
Balances, December 31, 2001	109,302,816	138	638,697	(6,045)	49,146	(381)	332	681,887
Common stock issued upon exercise of options	1,717,899	3	9,162					9,165
Common stock issued upon Softbank offering, net of expenses	1,500,000	2	28,933					28,935
Common stock issued upon ESPP purchases	182,437	—	2,828					2,828
ACD acquisition-related stock issuances	84,756							—
Repurchase of Softbank shares, including fees	(6,000,000)	(8)	(36,433)		(36,488)			(72,929)
Cancellation of deferred compensation charges due to employee terminations			(1,282)	1,282				—
Amortization of deferred stock compensation			103	2,997				3,100
Acquisition-related deferred compensation			10,000	(10,000)				—
Tax benefits for non-qualified stock option exercises			6,538					6,538
Collections on notes receivable from stockholders						99		99
Net income					107,862			107,862	$ 107,862
Other comprehensive income:
Unrealized holding loss (net of tax of $298)							(952)	(952)	(952)
Translation adjustment							(138)	(138)	(138)
Total comprehensive income									$ 106,772
Balances, December 31, 2002	106,787,908	135	658,546	(11,766)	120,520	(282)	(758)	766,395
Common stock issued upon exercise of options	4,490,195	6	55,053					55,059
Common stock issued upon ESPP purchases	261,103		3,839					3,839
Repurchase of Softbank Shares including fees	(8,000,000)	(10)	(46,605)		(92,994)			(139,609)
Purchase of convertible bond hedge and call option			(43,792)					(43,792)
Common stock issued for RollingStreams acquisition	164,115		6,233					6,233
Shanghai Yi Yun acquisition-related stock issuance	226,302							—
Deferred Compensation related to RollingStream acquisition				(434)				(434)
Cancellation of deferred compensation charges due to employee terminations			(156)	156				—
Amortization of deferred stock compensation				4,283				4,283
Common stock issued for Shanghai Yi Yun acquisition	342,854		6,001					6,001
Tax benefits for non-qualified stock option exercises			15,364					15,364
Collections of notes receivable from stockholders						282		282
Net income					215,532			215,532	$ 215,532
Other comprehensive income:
Unrealized holding gain (net of tax of $506)							2,166	2,166	2,166
Translation adjustment							2,012	2,012	2,012
Total comprehensive income									$ 219,710
Balances, December 31, 2003	104,272,477	$ 131	$ 654,483	$ (7,761)	$ 243,058	$ —	$ 3,420	$ 893,331

(1)          See Note 24

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve months ended
	December 31, 2003	December 31, 2002	December 31, 2001
	Restated(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,532	$107,862	$56,954
Adjustment to reconcile net income to net cash provided by operating activities:
Gain on change in ownership interest in subsidiary	—	—	(277)
Depreciation and amortization	44,708	22,435	18,533
Non-qualified stock option exercise tax benefits	15,364	6,537	15,311
Loss on sale of assets	1,920	1,098	802
Impairment of long-term assets	8,762	—	—
Loss on sale of notes receivable	2,286	—	—
In-process research and development costs	10,686	670	4,720
Amortization of debt issuance costs	1,953	—	—
Warrants adjustment to fair value	(424)	—	—
Loss on sale of investment	73	—	—
Impairment of long-term investment	75	4,442	1,690
Stock compensation expense	4,302	3,100	5,200
Allowance for doubtful accounts	4,922	7,197	6,218
Inventory reserve	14,626	18,937	11,143
Equity in loss of affiliated companies	5,261	4,053	2,962
Deferred income taxes	(10,675)	(14,704)	(9,629)
Minority interest in earnings of consolidated subsidiary	(1,009)	1,156	1,322
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(151,863)	(34,207)	(39,196)
Inventories	(81,618)	(76,056)	(60,419)
Deferred costs/Inventories at customer sites under contracts	(301,081)	(137,806)	(60,779)
Other current and non-current assets	(120,206)	(24,551)	(42,990)
Accounts payable	(5,906)	170,452	39,085
Income taxes payable	1,262	2,470	3,366
Customer advances	294,163	87,776	42,833
Deferred revenue	27,379	47	1,913
Other current liabilities	64,681	27,683	41,407
Net cash provided by operating activities	45,173	178,591	40,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(123,214)	(75,271)	(30,199)
Investment in affiliates, net of cash acquired	(661)	(28,933)	(9,779)
Issuance of note receivable to related party	(10,071)	—	—
Purchase of minority interest	—	—	(705)
Purchase of businesses, net of cash acquired	(106,713)	(17,706)	—
Proceeds from disposal of property, plant and equipment	21	175	214
Purchase of intangible assets	(2,340)	—	(1,078)
Change in restricted cash	(3,153)	(21,251)	—
Purchase of short-term investments	(147,544)	(140,583)	(89,625)
Proceeds from sale of short-term investments	217,180	118,168	87,516
Net cash used in investing activities	(176,495)	(165,401)	(43,656)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	58,878	40,928	160,550
Purchase of convertible bond hedge and call option	(43,792)	—	—
Proceeds from borrowing	422,976	39,621	137,108
Payments for borrowing	(23,389)	(110,101)	(122,055)
Repurchase of stock	(139,609)	(72,929)	—
Proceeds from stockholder notes	282	99	(67)
Net cash provided by (used in) financing activities	275,346	(102,382)	175,536
Effect of exchange rate changes on cash	1,779	—	(25)
Net increase (decrease) in cash and cash equivalents	145,803	(89,192)	172,024
Cash and cash equivalents at beginning of period	231,944	321,136	149,112
Cash and cash equivalents at end of period	$377,747	$231,944	$321,136

(1)              See Note 24

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

UTStarcom Inc. (the “Company”), a Delaware corporation, provides Internet Protocol (“IP”) networking product and service platforms and global service and support. The Company sells wireless, wireline and switching platforms to operators in both fast growth and established telecommunications markets around the world. The Company enables its customers to rapidly deploy revenue-generating access services using their existing infrastructure, while providing a migration path to cost-efficient end-to-end IP networks. Incorporated in 1991 and headquartered in Alameda, California, the Company has research and design operations in New Jersey, China, and India.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company restated its Consolidated Financial Statements for the year ended December 31, 2003 to correct certain errors in the previously reported Annual Report on Form 10-K. The accompanying notes to the consolidated financial statements related to the restatement have been revised. See note 24 for a discussion of the restatement.

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (over 50 percent) owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. The Company also consolidates variable interest entities (“VIE”) as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”

Reclassifications:

Certain reclassifications have been made in the prior years’ financial statements to conform to the 2003 presentation. Such reclassifications had no impact on previously reported net income or stockholders’ equity.

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

Short-term Investments:

Short-term investments consist of investments with original maturities of less than twelve months. In accordance with the Company’s investment policy, all short-term investments are invested in “investment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

grade” rated securities with a minimum of A or better ratings. Currently, most of the Company’s short-term investments have AA or better ratings. Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as a separate component of stockholders’ equity. Unrealized losses on securities classified as available-for-sale that are determined to be other-than temporary losses are reported in earnings. Realized gains and losses are reported in earnings. The fair value of investments is based on quoted market prices. At December 31, 2003 and 2002, short-term investments in available-for-sale securities consisted of (in thousands):

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts and notes receivable:

The Company accepts bank notes and commercial notes, with maturity dates between three and six months, from its customers in China in the normal course of business and estimates the collectability of its trade receivables and notes receivable. An allowance for doubtful accounts is maintained for the estimated losses on the trade receivables and notes receivable. The Company assesses collectability of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectability is doubtful, the Company records an allowance against the receivable. If a customer’s financial condition were to deteriorate, causing their ability to make payments to suffer as a result, the allowances for receivables would be increased. Allowances for doubtful accounts were $31.2 million and $26.3 million at December 31, 2003 and 2002, respectively.

Inventories:

Inventories consist of inventories held at the Company’s manufacturing facility, at warehouses or at customer sites prior to signing of contracts. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or net realizable value, net of write-downs for excess, slow moving and obsolete inventory. Cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the estimated market value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company capitalizes interest incurred related to construction of property, plant or equipment until it is ready for use. As of December 31, 2003, the Company had recorded $0.6 million of interest to construction in progress applicable to the construction of its Hangzhou manufacturing facility and had incurred interest expenses associated with the building’s construction of $2.8 million for the year ended December 31, 2003. The Company will continue to capitalize interest until the building is placed into service, upon which time amortization will begin. Capitalized interest will be amortized on a straight-line basis over the life of the building.

Goodwill and Intangible Assets:

The Company has recorded goodwill and intangible assets in connection with business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding the ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. An annual goodwill impairment review is performed in the fourth quarter of each year or when changes in circumstances indicate a potential impairment. The Company currently operates as a single reportable segment without reporting units, as its management evaluates performance, makes operating decisions and allocates resources based on consolidated financial data. As such, the Company determines whether impairment to goodwill is necessary on a consolidated basis. When assessing potential impairment to goodwill, book value is compared to fair value. Fair value is the Company’s market capitalization at the date impairment is assessed. Historically, fair value has exceeded book value and no impairments have been necessary.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2003	2002	2001
	Restated(1)
Basic
Net income:
As reported	$215,532	$107,862	$56,954
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,071	2,209	3,706
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,290)	(20,060)	(15,827)
Pro forma net income	$188,313	$90,011	$44,833
Basic income per share:
As reported	$2.08	$0.98	$0.56
Pro forma	$1.82	$0.82	$0.44
Diluted
Net income:
As reported	$215,532	$107,862	$56,954
Effect of dilutive securities 7/8% Convertible subordinated notes	3,090	—	—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,071	2,209	3,706
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,290)	(20,060)	(15,827)
Pro forma net income	$191,403	$90,011	$44,833
Diluted income per share:
As reported	$1.75	$0.94	$0.52
Pro forma	$1.57	$0.81	$0.42

(1)          See Note 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Comprehensive Income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders’ equity

Income Taxes:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes the Company’s carrying values and fair values of its other financial instruments:

	December 31,
	2003 Restated(1)		2002
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Convertible debt	$(402,500)	$(686,263)	$—	$—
Bank note	(8,155)	(8,155)	—	—
Convertible bond hedge	125,040	356,314	—	—
Written call option	(81,248)	(283,730)	—	—
Long-term investments	24,066	35,545	35,360	57,894

(1)          See Note 24

Foreign Currency Translation:

Operations of the Company’s subsidiaries are conducted primarily in China and the financial statements of those subsidiaries are translated from China’s Renminbi, the functional currency, into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” Accordingly, all foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. Dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders’ equity. Some inventory purchases are made in Japan and consequentially, portions of accounts payable are denominated in Japanese Yen. Foreign currency transaction gains and losses are reported in earnings and were $8.7 million and $5.4 million of losses in 2003 and 2002, respectively. They were not material for 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Year ended December 31.
	2003	2002	2001
	Restated(1)
Numerator:
Net income (for basic EPS computation)	$215,532	$107,862	$56,954
Effect of Dilutive Securities
7/8% Convertible Subordinated Notes	3,090	—	—
Net income adjusted for dilutive securities	$218,622	$107,862	$56,954
Denominator:
Shares used to compute basic EPS	103,659	109,566	101,433
Dilutive common stock equivalent shares:
Stock options	5,770	4,510	7,151
Written call option	1,235	—	—
Conversion of convertible subordinated notes	13,674	—	—
Warrants	29	28	28
Other	542	303	—
Shares used to compute diluted EPS	124,909	114,407	108,612
Basic earnings per share	$2.08	$0.98	$0.56
Diluted earnings per share	$1.75	$0.94	$0.52

(1)          See Note 24

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

On December 31, 2003, each of the Company’s 7/8% convertible subordinated notes outstanding was eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s stock price exceeds a specified threshold. At December 31, 2003 the closing price of the Company’s common stock exceeded the specified threshold, which had the effect of increasing the denominator for diluted earnings per share by 13.7 million. Additionally, during the year ended December 31, 2003, the average price of the Company’s stock exceeded the specified strike prices of the convertible bond hedge and call option transactions that the Company entered into to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. Using the treasury stock method, under FAS 128, this would have the effect of decreasing the denominator for diluted earnings per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

share by 3.1 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 1.2 million shares for the call option transaction. However, only the dilutive effect of the 1.2 million shares with respect to the call option transaction is included in the Company’s diluted earnings per share calculation above. The convertible bond hedge, under FAS 128, is always anti-dilutive.

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

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (“the FAQ”) issued with SAB 101 that had been codified in SAB 101 Topic 13. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect the Company’s revenue recognition policies, nor the Company’s results of operations, financial position or cash flows.

NOTE 3—FOLLOW-ON PUBLIC OFFERING AND RESALE PUBLIC OFFERING

On August 3, 2001, the Company completed a follow-on public offering and sold an aggregate of 7,400,000 shares of common stock at $20.00 per share. Selling stockholders sold an additional 2,950,000 shares of common stock in the offering. The aggregate net proceeds to the Company were $139.9 million. On February 28, 2002, the Company sold 1,500,000 shares of common stock in connection with the resale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—FOLLOW-ON PUBLIC OFFERING AND RESALE PUBLIC OFFERING (Continued)

public offering of 10,000,000 shares of our common stock by SOFTBANK America Inc., one of the Company’s stockholders. The aggregate net proceeds to the Company were $28.9 million.

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

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES

2003

CommWorks

On May 23, 2003, the Company completed its acquisition of selected assets and liabilities of the CommWorks division (“CommWorks”) from 3Com Corporation, a Delaware corporation, (“3Com”). The Company paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million. The Company funded the consideration for the acquisition from cash on hand.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES (Continued)

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

	Year ended December 31,
	2003	2002
	Restated(1)
	(In thousands, except per share data)
Pro forma adjusted net sales	$2,006,975	$1,142,146
Pro forma adjusted net income	$190,585	$18,132
Pro forma adjusted basic Earnings per share	$1.84	$0.17
Pro forma adjusted diluted Earnings per share	$1.55	$0.16

(1)          See Note 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES (Continued)

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

The amount of the purchase price allocated to IPR&D of $1.9 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES (Continued)

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

This acquisition will enable the Company to enter the synchronous digital hierarchy transport market with internally developed products. Goodwill of $3.0 million was recorded in connection with this acquisition and is expected to be deductible for tax purposes. The amount of the purchase price allocated to in-process research and development of $1.3 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

The following represents the allocation of the purchase price for Shanghai Yi Yun:

(in thousands)
Fair value of tangible net assets acquired	$250
Fair value of identified intangible assets—technology	1,870
In-process research and development	1,319
Excess costs of acquiring Shanghai Yi Yun Telecom over fair value of net assets acquired (goodwill)	3,021
$6,460

2002

HUTS and GUTS

On December 18, 2001, the Company entered into an agreement to acquire the remaining 49% ownership interest in GUTS, one of the Company’s two primary manufacturing facilities in China, for a total consideration of $3.6 million in cash, in order to achieve 100% ownership in the joint venture. On January 21, 2002, the Company entered into an agreement to acquire the remaining 12% ownership interest in HUTS, one of the Company’s two primary manufacturing facilities in China, for a total consideration of $14.5 million in cash. As a result of the GUTS and HUTS transactions, which closed in May 2003, the Company was able to conduct its operations in China through wholly owned subsidiaries.

Issanni

On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. (“Issanni”). The Company’s investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition, was $2.1 million in cash. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. No milestones have been met as of December 31, 2003. Furthermore, the Company adopted an incentive program providing for the issuance of 39,876 shares of common stock valued at $1.0 million to Issanni

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—ACQUISITIONS AND DIVESTITURES OF COMPANIES (Continued)

employees who will continue to perform services for the Company. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. The Company records this amount as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. The amount of the purchase price allocated to in-process research and development of $0.7 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. Goodwill of $0.2 million was recorded in connection with the acquisition and is expected to be deductible for tax purposes. The results of operations of Issanni were included in the Company’s consolidated results of operations beginning on April 19, 2002.

2001

Advanced Communication Devices Corporation

In November 2001, the Company completed the purchase of Advanced Communication Devices Corporation (“ACD”) for $21.3 million, comprised of approximately one million shares of the Company’s common stock valued at $19.9 million, $0.9 million of vested common stock options valued using the Black-Scholes pricing model, and $0.5 million of acquisition-related expenses. ACD was a System on Chip (“SoC”) semiconductor company focusing on LAN and IP switching technology whose then current markets included Taiwan, China and Korea. In addition, the Company adopted an incentive plan providing for the issuance of shares of common stock valued at $5 million to ACD employees who will continue to perform services for the Company. The acquisition has been accounted for as a purchase and the results of operations have been included in the Company’s consolidated financial statements since the acquisition.

In association with its acquisition of ACD, the Company allocated $0.1 million to tangible net assets acquired, $4.3 million to identified intangible assets, $4.7 million of in-process research and development costs were charged to the Company’s results of operations, as no alternative future use existed at the balance sheet date and $12.2 million was charged to goodwill, as this was the excess of costs of acquiring ACD over the fair value of identified net assets acquired.

NOTE 7—INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS

As of December 31, 2003 and 2002, total inventories consist of the following (in thousands):

	December 31, 2003	December 31, 2002
	Restated(1)
Inventories
Raw materials	$66,753	$97,086
Work-in-process	51,116	37,467
Finished goods	48,206	9,131
Inventories at customer sites without contracts	90,990	40,003
	$257,065	$183,687
Deferred costs/Inventories at customer sites under contracts
Finished goods	542,060	240,979
	$542,060	$240,979

(1)          See Note 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 9—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2003 and 2002, property, plant and equipment consists of the following:

(In thousands)	December 31, 2003	December 31, 2002
	Restated(1)
Buildings	$406	$406
Leasehold improvements	10,446	7,052
Automobiles	5,587	4,846
Software	14,616	10,119
Equipment and furniture	119,796	61,614
Construction in progress	104,548	46,527
	$255,399	$130,564
Less accumulated depreciation	(68,360)	(36,584)
	$187,039	$93,980

(1)          See Note 24

Depreciation expense was $34.3 million, $18.9 million and $10.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG-TERM INVESTMENTS

The Company’s investments are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG-TERM INVESTMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—LONG-TERM INVESTMENTS (Continued)

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

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

As of December 31, 2003 and 2002, goodwill and other acquired intangible assets consisted of the following (in thousands):

	December 31,
	2003	2002
	Restated(1)
Goodwill	$113,003	$57,629
Less accumulated amortization	(12,823)	(12,823)
	$100,180	$44,806
Identified intangible assets
Existing technology	$23,630	$7,570
Less accumulated amortization	(7,255)	(2,556)
	$16,375	$5,014
Customer relationships	$27,820	$—
Less accumulated amortization	(1,623)	—
	$26,197	$—
Trade names	$940	$—
Less accumulated amortization	(274)	—
	$666	$—
Backlog	$1,950	$—
Less accumulated amortization	(1,137)	—
	$813	$—
Total intangible assets	$44,051	$5,014

(1)          See Note 24.

Amortization expense was $8.4 million, $2.4 million and $7.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2004 through 2008 is $10.7 million, $7.6 million, $5.8 million, $5.6 million and $4.0 million, respectively.

Goodwill increased by $55.4 million and intangible assets increased by $49.1 million during the year ended December 31, 2003. The increase during the year ended December 31, 2003 was mainly attributable to goodwill of $52.3 million and intangible assets of $44.9 million which was comprised of purchased

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—GOODWILL AND INTANGIBLE ASSETS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT

The following represents the outstanding borrowings at December 31, 2003 and 2002 (in thousands):

			December 31,
Note	Rate	Maturity	2003	2002
			Restated(1)
Notes Payable	N/A	January 31, 2004	$1	$—
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500	—
Bank Loan	4.94%	January 10, 2006	8,155	—
Total Debt			$410,656	$—
Long-term debt			410,655	—
Short-term debt			$1	$—

(1)          See Note 24

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

The Company has a bank loan in connection with a purchase of inventory resulting from the consolidation of MDC. On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the inventory. The Company assumed the obligations of the bank loan and related inventory on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. For the year ended December 31, 2003, total interest expense recorded by the Company related to this bank loan amounted to $0.4 million. At December 31, 2003, the Company did not serve as legal obligor for the bank loan. See Note 24 for a description of MDC.

Concurrent with the issuance of the convertible notes, the Company entered into convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allows the company to purchase 16,918,873 shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 16,918,873 shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The Company recorded these instruments at cost, and their carrying value at December 31, 2003 approximates their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT (Continued)

accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

NOTE 13—OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2003 and 2002 consist of the following:

	December 31, 2003	December 31, 2002
	Restated(1)
Accrued contract costs	$67,950	$45,756
Accrued payroll and compensation	34,200	24,633
Accrued other taxes	10,725	2,869
Warranty costs	26,267	13,297
Accrued construction costs	20,462	9,889
Liability related to purchase of Xebeo and CommWorks	2,690	—
Other	11,617	8,483
	$173,911	$104,927

(1)          See Note 24

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—WARRANTY OBLIGATIONS AND OTHER GUARANTEES (Continued)

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

NOTE 15—PROVISION FOR INCOME TAXES

United States and foreign income (loss) before income taxes, minority interest and cumulative effect of a change in accounting principle were as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
	Restated(1)
United States	$57,784	$13,245	$(12,237)
Foreign	202,138	123,027	90,336
	$259,922	$136,272	$78,099

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year ended December 31,
	2003	2002	2001
	Restated(1)
Current:
Federal	$8,376	$12,222	$7,246
State/Other	(242)	1,515	621
Foreign	47,940	28,222	21,586
Total current	56,074	41,959	29,453
Deferred:
Federal	7,214	(6,665)	(8,002)
State	(1,351)	(315)	(172)
Foreign	(16,538)	(7,725)	(1,456)
Total deferred	(10,675)	(14,705)	(9,630)
Total	$45,399	$27,254	$19,823

(1)          See Note 24

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—PROVISION FOR INCOME TAXES (Continued)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Current deferred tax assets are included in othe current assets, and non-current deferred tax assets are included in other long-term assets in the consolidated financial statements. A summary of the components of net deferred tax assets is as follows (in thousands):

	U.S.	China	Other	Total
December 31, 2003: Restated(1)
Current deferred tax assets:
Allowances and reserves	$7,632	$12,833	$—	$20,465
Deferred revenue, net	—	2,244	—	2,244
Total current deferred tax assets	$7,632	$15,077	$—	$22,709
Current deferred tax liability	$(199)	$(4,331)	$—	$(4,530)
Total current deferred tax assets (net)	$7,433	$10,746	$—	$18,179
Non-current deferred tax assets:
Net operating loss carryforward	$1,186	$—	$853	$2,039
Tax credit carryforwards	3,830	—	—	3,830
Fixed assets	1,276	1,658	—	2,934
Demo equipment income	—	14,513	—	14,513
Accrued warranties	1,360	—	—	1,360
Investments	2,849	319	—	3,168
Other	897	—	—	897
Total non-current deferred tax assets	11,398	16,490	853	28,741
Valuation allowance	(328)	—	—	(328)
Net non-current deferred tax assets	$11,070	$16,490	$853	$28,413

(1)          See Note 24

	U.S.	China	Other	Total
December 31, 2002:
Current deferred tax assets(2):
Allowances and reserves	$8,586	$8,184	$—	$16,770
Total current deferred tax assets	$8,586	$8,184	$—	$16,770
Non-current deferred tax assets:
Net operating loss carryforward	$1,988	$—	$2,974	$4,962
Future period compensation deductions	1,575	—	—	1,575
Tax credit carryforwards	6,413	—	—	6,413
Fixed assets	356	461	—	817
Other	3,967	—	—	3,967
Total non-current deferred tax assets	14,299	461	2,974	17,734
Valuation allowances	(4,964)	—	—	(4,964)
Net non-current deferred tax assets	$9,335	$461	$2,974	$12,770

(2)          Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation, see Note 24.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—PROVISION FOR INCOME TAXES (Continued)

Deferred taxes have not been recognized on undistributed earnings from foreign subsidiaries because the Company does not intend to repatriate such earnings. As of December 31, 2003, undistributed earnings from investments in foreign subsidiaries amounted to $472.0 million.

As of December 31, 2003, state net operating loss carryforwards were $0.9 million (tax effected). The state net operating loss carryforwards will expire in varying amounts between 2004 and 2006 and could not be utilized in 2003. As of December 31, 2003, the Company had foreign net operating loss carryforwards of approximately $0.8 million (tax effected), which do not expire and can be carried forward indefinitely. In 2003, the Company reversed all of its valuation allowances that were attributable to state research and development credits, because the Company believes that it will more likely than not have sufficient taxable income to utilize these credits.

The Company’s subsidiaries UTSC, HUTS, CUTS and HSTC were granted tax holidays, which started to phase out in 1999. The net impact of these tax holidays was to decrease tax expense by approximately $38.0 million, $10.0 million and $6.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2003	2002	2001
	Restated(1)
Federal statutory rate	35%	34%	34%
State taxes, net of federal income tax benefit	1	0	0
Permanent differences	1	5	5
Amortization of deferred compensation	0	1	2
Effect of difference in foreign tax rates	(13)	(16)	(14)
Tax credits and other	(7)	(4)	(2)
Effective rate	17%	20%	25%

(1)          See Note 24

In 2001, audits of the Company’s federal income tax returns for the years ended December 31, 1999, 1998 and 1997 were completed. No audits of the Company’s income tax returns were underway as of December 31, 2003.

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Option Plans

The 1995 Stock Plan.   On July 31, 1995, the Board of Directors adopted, and in October 1995, the Company’s stockholders approved, the Company’s 1995 Stock Plan. Under the 1995 plan, officers, employees and consultants were eligible to acquire shares of common stock pursuant to options or stock purchase rights. At the time of adoption, 3,705,232 shares of common stock were reserved for issuance under the 1995 plan. In 1995 and 1996, the Company’s Board and stockholders added an additional 5,400,000 shares to the 1995 plan, raising the total number of authorized shares reserved under the 1995 plan to 9,105,232. As of December 31, 2003, there were 6,711,744 shares authorized for issuance under the 1995 plan and options to purchase 88,885 shares of common stock were outstanding under the 1995 plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

On January 31, 1997, the Board of Directors elected not to grant any further options under the 1995 plan. Upon the adoption of the 1997 plan, all remaining unissued shares under the 1995 plan not already subject to options or other awards ceased to be reserved for issuance under the 1995 plan.

The 1997 Stock Plan.   On January 31, 1997, the Board of Directors adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company’s stockholders approved in February 2000. As of December 31, 2003, the Company is authorized to issue up to 25,464,775 shares subject to options. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to the lesser of 6,000,000 shares or 4% of the outstanding shares of common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As of December 31, 2003, there were options to purchase 12,740,174 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

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

In the event the Company is merged with or into another corporation, or all or substantially all of the Company’s assets are sold, each outstanding option will be assumed or an equivalent option or right will be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option or right, the option or right will automatically vest and become exercisable in full for a period of at least fifteen days, after which time the option or right will terminate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

subject to the right of repurchase lapse over time. There were no stock purchase rights granted in 2003, 2002 or 2001.

2001 Director Option Plan.   On March 2, 2001, the Board of Directors adopted, and in May 2001, the Company’s stockholders approved, the Company’s 2001 Director Option Plan. Under the 2001 Director Option Plan, those directors who are not employees of the Company (“Outside Directors”) are eligible to receive options to purchase shares of common stock. Directors Horner, Atkins, Son and Toy are Outside Directors. All grants of options to Outside Directors are automatic and nondiscretionary. In July 2001, the Board of Directors amended the 2001 Director Option Plan. As of December 31, 2003, the Company is authorized to issue up to 1,200,000 shares pursuant to options under the 2001 Director Option Plan. The plan terminates in May 2011, but may be terminated earlier by the Board of Directors. As of December 31, 2003, there were options to purchase 320,000 shares of common stock outstanding under the 2001 Director Option Plan. The Compensation Committee administers the 2001 Director Plan.

Pursuant to the terms of the 2001 Director Option Plan, each Outside Director is automatically granted an option to purchase eighty thousand shares of common stock (the “First Option”) on the date on which such person first becomes an Outside Director (the “Anniversary Date”). A director who is an employee of the Company and ceases employment with the Company to become an Outside Director receives an option to purchase twenty thousand shares of common stock (a “Subsequent Option”) at the Company’s first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided he or she is serving as an Outside Director on each such date. As such time as each Outside Director’s First Option is fully vested, each Outside Director is automatically granted a Subsequent Option on the Anniversary Date of each year provided he or she is then an Outside Director.

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

Issanni Communications, Inc. Incentive Program.   The Issanni plan was established for the issuance of up to a total of 39,876 shares of UTStarcom’s common stock to specified former employees of Issanni Communications, Inc. (“Issanni”) who became UTStarcom’s employees in connection with UTStarcom’s acquisition of Issanni. The Issanni plan is administered by the Board of Directors or a committee appointed by the Board. A participant in the Issanni plan is eligible to earn and vest in a designated number of shares that are subject to the award of shares made to a participant under the plan, based upon the attainment of one of six milestones related to the amount of revenue generated from Issanni products in 2002 and 2003 and subject to the participant’s continued employment with Issanni, the Company or one of their subsidiaries through the day of the determination that the applicable milestone has been satisfied. In addition, each participant is entitled to receive the unearned shares, if any, on the fifth anniversary of the acquisition of Issanni if the employee continues to be employed with Issanni, the Company or any of their subsidiaries on such date regardless of whether any milestone is attained. The shares subject to an award will in any event become issuable, whether or not the milestones were achieved and whether or not the five-year vesting schedule has elapsed, upon (i) the sale or the discontinuation of the Company or UTStarcom International Products Inc., (ii) the sale of substantially all or any of the technology acquired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

by UTStarcom International Products Inc. in connection with the acquisition of Issanni, or (iii) the employment termination of certain Issanni principals.

If, prior to the date on which all of a participant’s shares are earned, the participant’s service with Issanni, the Company or one of their subsidiaries is terminated (i) voluntarily or for cause, the Company may exercise its repurchase option with respect to any of the participant’s unearned shares, (ii) other than voluntarily or for cause, death or disability, the participant will be entitled to receive the shares that the participant would have otherwise earned with respect to milestones achieved within 24 months of the participant’s termination, or (iii) as a result of death or disability, the participant (or his estate) will be entitled to receive the unearned portion of his shares with respect to all milestones.

Advanced Communication Devices Corporation Incentive Program.   The ACD Plan provides for the issuance of an additional 73,637 shares of UTStarcom’s common stock pursuant to awards of shares granted to designated former employees of Advanced Communication Devices Corporation (“ACD”) who became UTStarcom’s employees in connection with UTStarcom’s merger with ACD. The ACD plan is administered by the Board of Directors. The Company did not grant any shares under the plan in 2003 and granted 31,275 shares and 52,133 shares in 2002 and 2001, respectively.

A participant in the ACD plan is entitled to earn and vest in a designated number of shares subject to the award made to the participant upon the attainment of one of five milestones and subject to the participant’s continued employment with ACD, the Company or any of their subsidiaries through the day of the determination that the applicable milestone has been satisfied. In addition, each participant is entitled to receive the unearned shares, if any, subject to the award on the fifth anniversary of the merger if the participant has continued to perform services for ACD, the Company or any of their subsidiaries on such date regardless of whether any milestone is obtained.

If a participant’s service with ACD, the Company or any of their subsidiaries is terminated for cause by the applicable employer, voluntarily by the participant or as a result of death or disability, the participant will forfeit all of the shares subject to the award that were not yet earned and distributed. If the participant’s service is terminated for any other reason, the participant will be entitled to receive the shares subject to the award with respect to any milestones achieved within 12 months following the participant’s termination and will forfeit all other shares that were unearned as of the date of termination.

The 2003 Non-Statutory Stock Option Plan.   On April 15, 2003, the Board of Directors adopted the Company’s 2003 Non-Statutory Stock Option Plan. Under the 2003 plan, directors, officers, employees and consultants of the Company are eligible to be granted options to purchase shares of the Company’s common stock. Only non-statutory stock options, which do not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the 2003 plan. As of December 31, 2003, the Company was authorized to issue up to 1,500,000 shares pursuant to options granted under the 2003 plan, subject to adjustment in certain instances (including stock splits, stock dividends, business combinations or other changes in capitalization). As of December 31, 2003, options to purchase 1,438,300 shares of common stock were outstanding under the 2003 plan.

The 2003 plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is charged with selecting the eligible persons to whom options will be granted and determines the number of shares subject to the option, exercise prices, vesting periods and other terms applicable to each option.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

Options granted under the 2003 plan generally vest and become exercisable over four years, and may be exercised at any time after they vest but before their expiration date. Options will generally terminate (i) 12 months after the death or employment termination due to disability of an option holder and (ii) 90 days after termination of an option holder’s service for any other reason other than for disability or due to the option holder’s death. However, no option may be exercised more than ten years after the grant date.

In the event the Company is merged with or into another corporation, or all or substantially all of the Company’s assets are sold, the 2003 plan provides for each outstanding option to be assumed or an equivalent option or right to be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option, the option will automatically vest and become exercisable in full for a period determined by the compensation committee, after which time the option will terminate.

A summary of activity under the Plans follows:

	Shares Available for Grant	Number of shares	Weighted average exercise price
Options Outstanding, December 31, 2000	155,035	15,174,724	$7.54
Options Authorized in 2001	5,062,760	—	$—
Options Granted	(3,326,957)	3,326,957	$19.77
Options Exercised	—	(5,363,601)	$3.48
Options Forfeited or Expired	559,663	(559,663)	$13.79
Options Outstanding, December 31, 2001	2,450,501	12,578,417	$12.22
Options Authorized in 2002	4,372,167	—	$—
Options Granted	(4,977,723)	4,977,723	$19.46
Options Exercised	—	(1,717,899)	$5.38
Options Forfeited or Expired	915,326	(915,326)	$18.40
Options Outstanding, December 31, 2002	2,760,271	14,922,915	$15.05
Options Authorized in 2003	5,887,041	—	$—
Options Granted	(4,866,309)	4,866,309	$25.03
Options Exercised	—	(4,490,195)	$12.27
Options Forfeited or Expired	681,900	(681,900)	$20.55
Options Outstanding, December 31, 2003	4,462,903	14,617,129	$18.97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of	Outstanding at	Weighted Average	Weighted Average Remaining	Exercisable at	Weighted Average
Exercise	December 31,	Exercise	Contractual	December 31,	Exercise
Price	2003	Price	Life	2003	Price
	(in thousands)		(in years)	(in thousands)
$ 0.06 - $ 0.06	36,519	$0.06	4.8	36,519	$0.06
$ 0.25 - $ 0.25	27,764	$0.25	5.1	27,764	$0.25
$ 0.85 - $ 0.85	88,885	$0.85	1.8	88,885	$0.85
$ 1.71 - $ 2.50	197,303	$2.28	3.8	197,054	$2.28
$ 3.39 - $ 4.71	920,116	$4.30	5.4	920,116	$4.30
$ 5.65 - $ 5.65	5,785	$5.65	4.4	5,785	$5.65
$ 9.38 - $13.61	1,660,131	$11.74	6.5	1,269,637	$11.47
$14.23 - $21.31	7,534,310	$18.34	8.2	2,368,827	$17.79
$21.85 - $32.67	3,657,867	$26.23	8.6	779,747	$24.44
$34.40 - $45.21	488,449	$39.23	9.6	33,958	$42.91
$ 0.06 - $45.21	14,617,129	$18.97	7.9	5,728,292	$14.27

2000 Employee Stock Purchase Plan.   In February 2000, the Company’s stockholders approved the 2000 Employee Stock Purchase Plan. The purchase plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

The Company has reserved 2,000,000 shares of common stock for sale under the stock purchase plan. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to the lesser of 4,000,000 shares or 2% of the outstanding shares of the Company’s common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan will be administered by the Board or a committee appointed by the Board.

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

Employees will be eligible to participate in the stock purchase plan if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year. The stock purchase plan permits eligible employees to purchase the Company’s common stock through payroll deductions, which may not exceed 15% of the employee’s total compensation. Stock may be purchased under the plan at a price equal to 85% of the fair market value of the Company’s stock on either the date of purchase or the first day of the offering period, whichever is lower. However, the Board of Directors may in its discretion provide that the price at which shares of common stock are purchased under the plan shall be 85% of the fair market value of the Company’s shares on the date of purchase. Participants may not purchase shares of common stock having a value greater than $25,000 during any calendar year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

Participants may increase or decrease their payroll deductions at any time during an offering period, subject to limits imposed by the Board of Directors. If a participant withdraws from the stock purchase plan, any contributions that have not been used to purchase shares shall be refunded. A participant who has withdrawn may not participate in the stock purchase plan again until the next offering period. In the event of retirement or cessation of employment for any reason, any contributions that have not yet been used to purchase shares will be refunded to the participant, or to the participant’s designated beneficiary in the case of death, and a certificate will be issued for the full shares in the participant’s account.

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

NOTE 17—DEFERRED STOCK COMPENSATION

In connection with the grant of certain stock options and restricted common stock to employees, non-employees and members of the Board of Directors and in connection with certain acquisitions (see Note 6), the Company recorded net deferred stock compensation of $0.3 million, $8.7 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, representing the fair value of restricted stock and the difference between the fair value of common stock and the option exercise price of options at the date of grant. Deferred compensation is presented as a reduction of stockholders’ equity, with amortization recorded over the vesting period of the related restricted stock and options. The Company recorded stock compensation expense of $4.3 million, $3.1 million and $5.2 million for the year ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003, approximately $7.8 million remained to be amortized over the corresponding vesting period of each respective option or restricted share, generally four to five years.

NOTE 18—401(K) PLAN

On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan (the “401(k) Plan”), a cash-or-deferred arrangement, which covers the Company’s eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by the Company, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions the Company may make are expected to be deductible by the Company. The Company’s eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to fifty percent (50%), subject to the maximum statutorily prescribed annual limit of $12,000 for participants under age 50 and $14,000 for participants age 50 and over for the year ended December 31, 2003 and $11,000 for participants under age 50 and $12,000 for participants age 50 and over for the year ended December 31, 2002, and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. Commencing with the plan year beginning January 1, 2001, the Company elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—401(K) PLAN (Continued)

will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 and $3,000 for the 2003 and 2002 plan years, respectively. The Company’s matching contributions are subject to a five-year vesting schedule based upon longevity of employee service with the Company. Matching contributions were $2.1 million, $0.7 million and $0.4 million for 2003, 2002 and 2001, respectively.

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

Litigation:

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 20—OPERATING RISKS

Financial Risks:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $350.0 million and $141.7 million of the Company’s cash and short term investments was on deposit in foreign accounts at December 31, 2003 and 2002, respectively. The Company invests excess cash in highly liquid investments with original maturities of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—OPERATING RISKS (Continued)

Concentration of Credit Risk and Major Customers:

The table below outlines the Company’s sales to and the accounts receivable balances with respect to the Company’s largest customers:

For the year ended December 31,	% of Net Sales	% of Accounts Receivable
2003
Customer A	11%	3%
2002
Customer B	18%	6%
Customer C	13%	0%
2001
Customer B	28%	29%
Customer D	10%	8%

Approximately 76%, 84% and 90% of the Company’s net sales during 2003, 2002 and 2001, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $304.0 million and $238.0 million, respectively, as of December 31, 2003 and 2002. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

Approximately 86%, 84% and 90% of the Company’s sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Approximately 10%, 13% and 3% of the Company’s sales for the year ended December 31, 2003, 2002 and 2001, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

NOTE 21—SEGMENT REPORTING

The Company sells wireless, wireline and switching platforms to operators in both fast growth and established telecommunications markets around the world. The Company primarily operates in two

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SEGMENT REPORTING (Continued)

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

China sales accounted for 86% and 84% of net sales for 2003 and 2002, respectively. During 2003, the provincial-level telecommunications service entities continued to consolidate telecommunications purchasing decisions by province. As a result of this consolidation trend, all customers were grouped together by province, and each province is treated as one customer. At December 31, 2003 and 2002, there were approximately 31 such customers. Giving effect to this consolidation, in 2003, the Hei Long Jiang province accounted for 11% of net sales. In 2002, sales to the Zhejiang province accounted for 18% and sales to Softbank BB Corporation (“SBBC”) accounted for 13% of net sales. In 2001, sales to the Zhejiang and Guangdong provinces accounted for 28% and 10% of net sales, respectively.

Geographical area and product sales data are as follows (in thousands):

	Years ended December 31,
	2003		2002		2001
	Restated(1)
	(in thousands)
Sales by region
China	$1,680,821	86%	$822,299	84%	$565,880	90%
Japan	194,894	10%	130,104	13%	16,303	3%
Other	89,472	4%	29,403	3%	44,657	7%
TOTAL NET SALES	$1,965,187	100%	$981,806	100%	$626,840	100%
Sales by product line
Wireless infrastructure	$720,555	37%	$447,096	46%	$376,538	60%
Subscriber handsets	968,192	49%	376,805	38%	187,902	30%
Wireline products	276,440	14%	157,905	16%	62,400	10%
TOTAL NET SALES	$1,965,187	100%	$981,806	100%	$626,840	100%

Long-lived assets by geography are as follows (in thousands):

	December 31, 2003	December 31, 2002
	Restated(1)
U.S.	$155,240	$43,600
Foreign	184,407	104,731
Total long-lived assets	$339,647	$148,331

(1)          See Note 24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—RELATED PARTY TRANSACTIONS

Softbank

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

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of December 31, 2003, SOFTBANK America Inc. beneficially owned approximately 14.1% of the Company’s outstanding stock.

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

StarcomProducts, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid $1.4 million in 2003, $0.7 million in 2002, and $0.7 million in 2001, for engineering consulting and employee placement services from Starcom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23—SUBSEQUENT EVENT

On January 14, 2004, the Company sold 12.1 million shares of common stock at $39.25 per share to Banc of America Securities, LLC, for net proceeds of approximately $474.2 million. The Company intends to use the net proceeds for strategic and general corporate purposes, including, but not limited to, acquisitions, investments, working capital or capital expenditures.

NOTE 24—RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 to correct errors and reflect certain corresponding changes described below.

As part of the financial closing process for the year ended December 31, 2004, the Company identified certain errors in the calculation of the Company’s 2003 income tax provision resulting in a restatement which decreased the provision for income taxes and increased net income by $20.7 million ($0.20 per basic share) for the year ended December 31, 2003. In addition, as a result of the correction of the tax provision retained earnings was increased by $20.7 million, additional paid-in capital was increased $0.9 million, income taxes payable was decreased by $2.5 million, other long-term assets were increased by $21.6 million, prepaids were increased by $2.8 million and other current assets were reduced by $5.3 million. There was no net effect on cash provided from operating activities as a result of this error. The identified errors were as follows:

(a)    The Company incorrectly applied intercompany profit on sales from UTStarcom, Inc. (a U.S. company) to its Chinese affiliates as profit on sales between the Chinese affiliates. As a result, when the intercompany profit was eliminated, the income tax on these sales was eliminated at the lower Chinese blended income tax rate instead of the higher U.S. Company income tax rate. This error resulted in the taxes on intercompany profit not being fully eliminated and the consolidated income tax provision being overstated. In addition, the changes in the deferred tax balances related to intercompany profit in the beginning and ending inventory were not accurately calculated. The impact of the correction of these errors was a decrease in income tax expense of $10.7 million.

(b)   The Company did not correctly record the generation and use of research and development credits and foreign tax credits in the preparation of the 2003 tax provision. The impact of the correction of this error was a decrease in income tax expense of $7.2 million.

(c)    The Company incorrectly recognized permanent and temporary differences with respect to (1) earnings of a foreign subsidiary currently taxable in the U.S., (2) tax exempt interest income, and (3) amortization of intangible assets. The impact of the correction of these errors is a net decrease in income tax expense of $3.0 million.

(d)   The original 2003 U.S. tax provision was computed using an incorrect pre-tax income amount resulting from the failure to properly account for certain intercompany transactions in consolidation, resulting in an increase in income tax expense of $1.6 million.

(e)    The Company did not properly identify and account for certain permanent differences in the preparation of the 2003 income tax provision for the Chinese entities. The impact of the correction to these permanent differences is a net decrease in income tax expense of $1.4 million.

In addition to the tax matters described above, the Company also determined that a reclassification of reported 2003 results was required. Specifically, cost of sales and other income both increased by $3.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

million for the year ended December 31, 2003 to properly classify certain incentive payments received for exports and value added taxes in China.

In addition, the Company had not correctly identified a related party that is deemed a variable interest entity (“VIE”) and for which the Company is considered the primary beneficiary as defined by FASB Interpretation No. 46 (“FIN 46”).

In December 2002, UTStarcom was granted a warrant for ordinary shares in MDC Holding Limited (“MDC Holding”) with an exercise price of approximately $0.8 million for a 16% ownership interest. Upon further analysis of the Company’s relationship with MDC Holding, management determined that certain of the Company’s employees participated in MDC Holding’s formation and initial capital contribution in 2001, and acquired an ownership interest representing, at that time, approximately 67%. In addition, the same employees participated in the formation and initial capital contribution of Beijing MDC Telecommunications Co, Ltd., an affiliate of MDC Holding (“MDC BJ”), in 2001. Certain of these employees held management positions at MDC and a Company executive, though not a shareholder of MDC, held an alternate Board of Director position at MDC. In 2002, a venture capital fund affiliated with a principal shareholder of the Company made an additional capital investment in MDC Holding. MDC Holding issued 16.5 million ordinary shares to investors who participated in the initial funding and 11.3 million preferred convertible shares to the venture capital fund.

As a subsequent event, on December 31, 2004, the Company exercised $0.8 million of outstanding warrants for common stock of MDC, which represents 16% of ownership interest.

Management has determined that MDC Holding and its affiliated entities, including MDC BJ (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”), are related parties of the Company and that MDC is a VIE as defined by FIN 46. Management has also concluded that the Company is the primary beneficiary because the Company and its related parties will absorb a majority of MDC’s expected losses and receive a majority of MDC’s expected returns and the Company’s activities are most closely aligned with MDC’s activities. Therefore, the Company has consolidated the results of MDC as of its adoption of FIN 46 in the fourth quarter of 2003.

The Company has corrected its 2003 financial statements to reflect this consolidation of the VIE, MDC. At December 31, 2003, this consolidation resulted in a $5.5 million increase in total assets and a $0.7 million increase in total liabilities. There was no effect on net income as a result of this consolidation.

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, the Company determined that an impairment charge should have been recorded in 2003 when these conditions should have been identified. Accordingly, an impairment charge of $7.4 million ($0.07 per basic share), net of tax, was recorded which decreased both total assets and equity by $7.4 million, at December 31, 2003.

In addition, the Company identified the following revisions in classification during the preparation of the restated consolidated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all years represented;

(2)         Certain other long-term assets increased and intangible assets decrease by $1.7 million at December 31, 2003;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

(3)         Changes in restricted cash had been incorrectly categorized as a part of operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS 95”). Accordingly, the Company has reflected this change in categorization in the Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003. The change for 2003 and 2002 is an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $3.2 million and $21.3 million, respectively, and there was no change for 2001; and

(4)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 22 to the Consolidated Financial Statements.

In connection with the restatement of the 2003 Consolidated Financial Statements, certain 2002 financial statements amounts were reclassified to conform to the 2003 presentation. Specifically, prepaids at December 31, 2002, which were previously reported as $47.2 million increased to $52.3 million, and other current assets at December 31, 2002, which were previously reported as $40.9 million decreased to $35.8 million. This reclassification presented the tax effect on intercompany profit in ending inventory in 2002 on a basis consistent with 2003 and had no impact on previously reported net income or stockholders’ equity.

The following table shows the effect of the restatement and other revisions in classification (in thousands, except per share data):

	As Previously Reported	As Restated
As of December 31, 2003:
Current assets:
Cash and cash equivalents	$373,974	$377,747
Accounts receivable, net	324,921	325,288
Inventories, net	257,038	257,065
Deferred costs/Inventories at customer sites under contracts	558,977	542,060
Prepaid expenses	136,262	139,103
Other current assets	52,408	48,499
Property, plant and equipment, net	186,076	187,039
Goodwill and intangible assets, net	145,933	144,231
Other long-term assets	38,976	70,625
Current liabilities:
Accounts payable	251,176	251,122
Income taxes payable	16,780	14,265
Customer advances	458,654	450,499
Other current liabilities	173,139	173,911
Long-term debt	402,500	410,655
Minority interest in consolidated subsidiaries	560	5,309
Stockholders’ equity:
Additional paid-in capital	653,624	654,483
Retained earnings	229,777	243,058
For the year ended December 31, 2003:
Net sales	1,964,332	1,965,187

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24—RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Cost of sales	1,328,164	1,340,802
Gross profit	636,168	624,385
Selling, general and administrative	187,128	188,339
Operating income	274,732	261,738
Interest expense	(4,281)	(4,671)
Other income (expenses), net	1,384	4,921
Income before income taxes and minority interest	269,769	259,922
Income tax expense	67,442	45,399
Minority interest in (earnings) loss of consolidated subsidiaries	(76)	1,009
Net Income	202,251	215,532
Earnings per share
—Basic	1.95	2.08
—Diluted	1.64	1.75
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	202,251	215,532
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,595	44,708
Non-qualified stock option exercise tax benefits	14,505	15,364
Impairment of long-term assets	—	8,762
Deferred income taxes	5,567	(10,675)
Minority interest in earnings of consolidated subsidiary	76	(1,009)
Changes in operating assets and liabilities:
Accounts receivable	(151,737)	(151,863)
Inventories	(81,632)	(81,618)
Deferred costs/Inventories at customer sites under contracts	(317,998)	(301,081)
Other current and non-current assets	(102,583)	(120,206)
Accounts payable	(5,804)	(5,906)
Income taxes payable	3,777	1,262
Customer advances	302,318	294,163
Other current liabilities	64,140	64,681
Net cash provided by operating activities	50,534	45,173
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(122,339)	(123,214)
Purchase of businesses, net of cash acquired	(111,720)	(106,713)
Change in restricted cash	—	(3,153)
Net cash used in investing activities	(177,474)	(176,495)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	414,821	422,976
Net cash provided by (used in) financing activities	267,191	275,346
Net increase (decrease) in cash and cash equivalents	142,030	145,803
Cash and cash equivalents at end of period	373,974	377,747

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Amounts differ from that previously reported in the applicable quarters as reported in Quarterly Reports on Form 10-Q for each of the quarters ended March 31, June 30, and September 30, 2003 due to the correction of certain errors in the 2003 income tax provision calculation, the reclassification of certain incentive payments received for exports and value added taxes in China, the consolidation of a variable interest entity and an asset impairment charge in the fourth quarter of 2003. Quarterly financial data for the periods indicated are as follows:

	Quarter ended
	Dec. 31, 2003		Sept. 30, 2003		June 30, 2003		March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share amounts)
Revenues(1)	$643,596	$644,451	$584,382	$584,382	$405,834	$405,834	$330,520	$330,520
Gross profit(1)(2)	$199,877	$188,094	$186,102	$186,102	$137,504	$137,504	$112,685	$112,685
Net income(3)	$66,356	$65,710	$59,140	$65,204	$39,412	$43,450	$37,343	$41,168
Earnings per share:(4)
Basic	$0.64	$0.63	$0.58	$0.63	$0.39	$0.43	$0.35	$0.38
Diluted	$0.52	$0.51	$0.46	$0.50	$0.33	$0.36	$0.33	$0.37

	Quarter ended
	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share amounts)
Revenues	$301,095	$265,513	$231,508	$183,690
Gross profit	$101,101	$92,817	$85,912	$65,642
Net income	$33,852	$30,749	$25,735	$17,526
Earnings per share:(4)
Basic	$0.32	$0.28	$0.23	$0.16
Diluted	$0.30	$0.27	$0.22	$0.15

(1)          Revenues and gross profit in the fourth quarter of 2003 have been restated to reflect the consolidation of MDC as discussed in this Note 24.

(2)          Amounts differ from that previously reported in the fourth quarter of 2003 as a result of the reclassification of $3.5 million of incentive payments received for exports and value added taxes in China. Originally these payments were included as an offset of cost of sales. These incentive payments have been reclassified as other income in the restated consolidated financial statements. Gross profit in the fourth quarter of 2003 has also been reduced by an asset impairment charge of $8.8 million.

(3)          Net income has been restated to reflect the correction of certain errors, as discussed in this Note 24. These corrections increased net income by $3.8 million, $4.0 million, and $6.1 million for each of the first, second, and third quarters, respectively, and decreased net income by $0.6 million in the fourth quarter of 2003. Basic earnings per common shares increased $0.03, $0.04, $0.05 for each of the first, second and third quarters of 2003, respectively, and decreased $0.01 for the fourth quarter of 2003. Diluted earnings per common share increased $0.04, $0.03, and $0.04 for each of the first, second and third quarters of 2003, respectively, and decreased $0.01 for the fourth quarter of 2003.

(4)          Earnings per share is computed independently for each of the quarters presented and, therefore, the sum of the quarterly net earnings per share may not equal the annual earnings per share.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

UTStarcom (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-K, the Company’s management carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2003 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Identification of Material Weaknesses.”

The Company has restated its previously issued consolidated financial statements for the year ended December 31, 2003 and the four quarters of 2003 as described more fully below under “The Restatement.”

After giving effect to the adjustments and other revisions in classification described under “The Restatement,” the Company’s management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Identification of Material Weaknesses

In connection with the assessment by the Company’s management of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, the Company’s management identified the material weaknesses described below, certain of which contributed to the restatement of the Company’s financial statements for each of the quarters in 2003 and year ended December 31, 2003, as more fully described under “The Restatement.”

1.     The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following control deficiencies relating to the preparation of the Company’s financial statements which are individually considered to be material weaknesses:

(a)          The Company did not maintain effective controls over its revenue and deferred revenue accounts and associated cost of sales. Specifically, the Company’s controls over its processes and procedures related to the recording and review of its revenue and deferred revenue accounts were not adequate to ensure that such accounts were completely and accurately recorded.

(b)         The Company did not maintain effective controls over its inventory, deferred costs, inventory reserve accounts and cost of sales. Specifically, the Company’s controls failed to adequately identify, document and analyze the conditions which should have been considered relative to the existence and expected recoverability of inventory and deferred costs.

(c)          The Company did not maintain effective controls over its processes for accounting for goodwill. Specifically, the Company’s controls over its processes and procedures related to its assessment of the impairment of its goodwill account were not sufficiently detailed to identify instances of impairment as required under generally accepted accounting principles.

(d)         The Company did not maintain effective controls over the process for the translation of its accounts and transactions denominated in a currency other than U.S. dollars. Specifically, the Company’s controls over its processes and procedures related to the translation of transactions and account balances denominated in a currency other than U.S. dollars failed to identify and utilize the appropriate foreign exchange rates primarily related to the cash, accounts receivable, accounts payable and other comprehensive income accounts.

(e)          The Company did not maintain effective controls over the recording of accrued expenses, primarily in China and Japan. Specifically, the Company’s controls over its processes and procedures related to accrued expenses failed to completely and accurately record expenses in the proper period. The review of open purchase orders and invoices received as part of the close process was insufficient to ensure that year-end accrued expense balances were completely and accurately recorded in the proper period.

(f)            The Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its consolidated financial statements. Specifically, the Company’s controls over the completeness, accuracy and review of its documentation of close processes relating to reconciliations, journal entries, spreadsheets, international reporting packages and review and preparation of monthly expenditure reports were ineffective in their design and execution. In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures, including the support for the accounting positions taken on non-routine transactions, goodwill impairment, purchase accounting, segment reporting, accounting for potential variable interest entities, intercompany profit eliminations and income tax accounting and proper classification of inventory and deferred costs, deferred revenue and accounts receivable, and revenue and cost of goods sold. These control deficiencies resulted in certain audit adjustments to and additional disclosures made in the 2003 financial statements.

(g)          The Company did not maintain effective controls over the completeness and accuracy of its income tax provision and related balance sheet accounts. Specifically, as part of its 2004 year-end close process, certain errors related to income taxes payable, deferred income tax assets and liabilities, other long-term assets, prepaids and other current assets were identified in the calculation of the Company’s 2003 income tax provision. This control deficiency resulted in the restatement of the Company’s financial statements for the quarters and full year of 2003 financial statements to adjust the provision for income taxes, stockholders’ equity, income taxes payable, other long-term assets, prepaids and other current assets.

(h)         The Company did not maintain effective controls in relation to segregation of duties and user access to certain Oracle business process applications nor were there effective controls in place to monitor user access. There were instances in which either information technology or finance personnel maintained access to specific applications within the Oracle environment beyond that needed to perform their individual job responsibilities. This deficiency related to financial reporting, inventory and purchasing applications in China and financial reporting applications in the United States.

As discussed above, certain of these control deficiencies resulted in the restatement of the Company’s financial statements for each of the quarters in 2003 and the year ended December 31, 2003, as more fully described under “The Restatement.” Additionally, the control deficiencies described above could individually or in the aggregate result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

2.     The Company did not maintain effective controls over the identification of and accounting for related party relationships and related party transactions. Specifically, the Company’s controls over its policies and procedures were ineffective in identifying all significant related party relationships and transactions on a timely basis in order for such relationships and transactions to be appropriately reflected in the Company’s financial statements in accordance with generally accepted accounting principles. Specifically, a previously undisclosed significant related party relationship was identified and determined to be a variable interest entity in which the Company was determined to be the primary beneficiary. This control deficiency resulted in a restatement of the Company’s financial statements for the year ended December 31, 2003. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.     The Company did not maintain effective controls over the monitoring of its accounting functions located outside of the U.S. The Company’s policies and procedures with respect to the review and supervision of its accounting operations in foreign locations, principally Japan and China, were inadequate. Specifically, corporate senior financial management did not provide adequate oversight of the accounting functions based principally in Japan and China nor was there sufficient and accurate information for monitoring the financial results of non-U.S. operations. Reviews of local financial results were inadequate in either their design or operation to detect errors to the Company’s financial statements as described in items 1 and 2 above. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.     The Company did not maintain an effective control environment. The financial reporting organizational structure was not adequate to support the size, complexity, operating activities or locations of the Company. Deficiencies in local accounting operations, such as the lack of a senior finance director in China with sufficient depth and skill in the application of U.S. generally accepted accounting principles and inadequate understanding of U.S. generally accepted accounting principles by local accounting staff resulted in the adjustments to the financial statements as discussed in items 1—3 above. In addition, in some cases, certain key finance positions were staffed with individuals who did not have the appropriate skills, training and experience to meet the objectives as outlined in their job descriptions or that should be expected of these roles. Further, the following specific areas are examples of some of the corporate departments in the Company where additional skilled resources are required: tax, external financial reporting, revenue recognition, treasury, financial planning and analysis and corporate accounting. This control deficiency, together with the material weaknesses described in items 1—3 above, indicate that the Company did not maintain an effective control environment. These control deficiencies could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The Restatement

The restatement of the consolidated financial statements for the year ended December 31, 2003 and the four quarters of 2003 related to the identification of certain errors in the calculation of the Company’s 2003 income tax provision discovered as part of the 2004 financial close process. The discovered error also affected stockholders’ equity, income tax payable, other long-term assets, prepaids and other current assets. There was no net effect on cash provided from operating activities as a result of the restatement. The identified errors were as follows:

(a)    The Company incorrectly applied intercompany profit on sales from UTStarcom, Inc. (a U.S. company) to its Chinese affiliates as profit on sales between the Chinese affiliates. As a result, when the intercompany profit was eliminated, the income tax on these sales was eliminated at the lower Chinese blended income tax rate instead of the higher U.S. Company income tax rate. This error resulted in the taxes on intercompany profit not being fully eliminated and the consolidated income tax provision being overstated. In addition, the changes in the deferred tax balances related to intercompany profit in the beginning and ending inventory were not accurately calculated. The impact of the correction of these errors was a decrease in income tax expense.

(b)   The Company did not correctly record the generation and use of research and development credits and foreign tax credits in the preparation of the 2003 tax provision. The impact of the correction of this error was a decrease in income tax expense.

(c)    The Company incorrectly recognized permanent and temporary differences with respect to (1) earnings of a foreign subsidiary currently taxable in the U.S., (2) tax exempt interest income, and (3) amortization of intangible assets. The impact of the correction of these errors is a net decrease in income tax expense.

(d)   The original 2003 U.S. tax provision was computed using an incorrect pre-tax income amount resulting from the failure to properly account for certain intercompany transactions in consolidation, resulting in an increase in income tax expense.

(e)    The Company did not properly identify and account for certain permanent differences in the preparation of the 2003 income tax provision for the Chinese entities. The impact of the correction to these permanent differences is a net decrease in income tax expense.

During the evaluation of the errors related to the income tax provision, the Company determined that an additional reclassification of reported 2003 results was required. Specifically, cost of sales and other income both increased for the year ended December 31, 2003 to properly classify certain incentive payments for exports and value-added taxes in China.

In addition to the errors in the 2003 tax provision, the Company had not correctly identified a related party that is deemed a variable interest entity and for whom the Company is considered the primary beneficiary in accordance with FASB Interpretation No. 46 (“FIN 46”). The Company has corrected its 2003 financial statements to reflect the consolidation of this variable interest entity, MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”). At December 31, 2003, this consolidation resulted in an in increase in both assets and total liabilities. There was no effect on net income as a result of this consolidation.

Furthermore, an impairment charge was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, the Company determined that an impairment charge should have been recorded in 2003 when these conditions should have been identified. Accordingly, an impairment charge was recorded, which decreased both total assets and equity at December 31, 2003.

In addition, the Company identified the following revisions in classification during the preparation of the restated consolidated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all years represented;

(2)         Certain other long-term assets increased and intangible assets decreased at December 31, 2003;

(3)         Changes in restricted cash had been incorrectly categorized as a part of operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS 95”). Accordingly, the Company has reflected this change in categorization in the Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003. The change for 2003 and 2002 is an increase in cash flows from operating activities and a decrease in cash flows from investing activities. There was no change for 2001; and

(4)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified.

Management’s Remediation Initiatives

In response to the matters discussed under “Identification of Material Weaknesses” above, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement subsequent to December 31, 2003 the specific measures described below to remediate the material weaknesses described above.

Material weaknesses described in item 1 of “Identification of Material Weaknesses”

The Company’s failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to the Company’s failure to maintain effective controls over the financial reporting process. To remediate the material weaknesses described in item 1 of “Identification of Material Weaknesses,” the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.     General plan for hiring and training of personnel—The Company’s planned remediation measures are intended to generally address this material weakness by ensuring that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. These measures include the following:

(a)          The Company’s chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company;

(b)         The Company hired regional controllers with relevant accounting experience, skills and knowledge for each of the Asia-Pacific region, the Central America and Latin America region, the Europe, Middle East and Africa region and Japan in late 2004 and early 2005;

(c)          The Company hired a consolidation manager in China with relevant accounting experience, skills and knowledge in February 2005;

(d)         The Company hired a senior manager for SEC reporting with relevant accounting experience, skills and knowledge in February 2005;

(e)          The Company promoted an individual within the Company with relevant accounting experience, skills and knowledge to become the controller of China operations in April 2005;

(f)            The Company retained and intends to continue to retain the services of outside consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to supplement the Company’s existing accounting personnel;

(g)          The Company plans to hire and is actively recruiting a vice president of finance for the Company’s China operations with extensive relevant accounting experience, skills and knowledge;

(h)         The Company plans to continue to hire, and has allocated resources to hire, additional accounting personnel in the U.S., China and Japan, in the areas of tax, external financial reporting, revenue recognition, treasury, financial planning and analysis and corporate accounting with relevant accounting experience, skills and knowledge; and

(i)            The Company in February 2005 implemented an enhanced formal training process for the training of financial staff and plans to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of the Company’s business.

2.     Revenue Recognition—The Company’s planned remediation measures are intended to address material weaknesses related to revenue and deferred revenue accounts and associated cost of sales. The Company’s planned remediation measures include the following:

(a)          The Company plans to design a contract review process in China requiring financial and legal staff to provide input during the contract negotiation process to ensure timely identification and accurate accounting treatment of non-standard contracts;

(b)         In March 2005, the Company conducted a training seminar regarding revenue recognition, including identification of non-standard contracts, in the U.S., and, in April 2005, the Company conducted a similar seminar in China. Starting in May 2005, the Company plans to conduct additional training seminars in various international locations regarding revenue recognition and the identification of non-standard contracts; and

(c)          At the end of 2004, the Company began requiring centralized retention of documentation evidencing proof of delivery and final acceptance for revenue recognition purposes.

3.     Inventory Management—The Company’s planned remediation measures are intended to address material weaknesses related to inventory, deferred costs, inventory reserve accounts and cost of sales that have the potential of misstating inventory and deferred costs and expected recoverability of inventory in future financial periods. The Company’s planned remediation measures include the following:

(a)          The Company is in the process of continuing to upgrade and implement additional Oracle modules to more effectively track inventory and evaluate deferred costs;

(b)         The Company implemented in late 2004, and plans to improve during 2005, its process to confirm the existence of off-site inventory by systematically obtaining customer confirmations, investigating discrepancies in the confirmed results, and properly recording and reporting the results of the investigation;

(c)          During the fourth quarter of 2004, the Company initiated a process to accumulate information necessary to evaluate inventory and deferred cost contracts for impairment. The Company plans to continue to enhance this process in 2005 by better coordinating the accumulation of such information from non-U.S. locations;

(d)         The Company plans to implement in 2005 more robust controls over the release of costs to the income statement by better utilizing the Oracle system;

(e)          The Company is in the process of selecting a service provider with expertise and systems to more effectively manage and track the Company’s inventory in Japan, to whom the Company plans to outsource this function in 2005; and

(f)            The Company plans to deploy the Oracle system in Japan by the third quarter of 2005.

4.     Accounting for Goodwill—The Company’s planned remediation measures are intended to address a material weakness related to the Company’s accounting for goodwill that has the potential of misstating goodwill amounts and the impairment of the Company’s goodwill in future financial periods. The Company’s planned remediation measures include the following:

(a)          In the first quarter of 2005, the Company implemented a process of reallocating goodwill to the Company’s five reporting units in a manner reflective of the Company’s new organization; and

(b)         As part of the process described in (a) above, the Company retained an outside consultant, working under the supervision and direction of the Company’s management, to assist in a valuation analysis that was used in the allocation process. The Company plans to use the consultant on at least an annual basis to assist in a valuation and impairment analysis with respect to goodwill.

5.     Foreign Exchange Translations—The Company’s planned remediation measures are intended to address a material weakness related to the Company’s controls over its processes and procedures related to the translation of its accounts and transactions denominated in a currency other than U.S. dollars that has the potential of misstating various accounts in future financial periods. The Company’s planned remediation measures include the implementation in the first quarter of 2005 of an enhanced foreign exchange accounting process utilizing the actual month-end exchange rates.

6.     Recording of Accrued Expenses and Open Purchase Orders—The Company’s planned remediation measures are intended to address a material weakness related to the Company’s recording of accrued expenses, primarily in China and Japan, that has the potential of misstating accrued expenses and related income statement accounts in future financial periods. The Company’s planned remediation measures include the implementation in the first quarter of 2005 of a process of enhanced review of open purchase orders and review of invoices and receipts after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments.

7.     Accurate Preparation and Review of Financial Statements, Reconciliations, Journal Entries and Segment Reporting—The Company’s planned remediation measures are intended to address material weaknesses related to the financial close and reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s planned remediation measures include the following:

(a)          During the first quarter of 2005, the Company began to implement, and plans to continue to improve, new and enhanced procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment. Specific steps include training and ongoing monitoring of financial staff, expansion of the officer sub-certifications and active review of contracts by knowledgeable financial and legal staff, from the contract negotiation process through recognition of revenue for such contracts;

(b)         During the fourth quarter of 2004, the Company implemented, and plans to continue to enhance, its month-end closing procedures, including reconciliations and controls over spreadsheets, and standardized checklists to ensure such procedures are consistently and effectively applied throughout the organization; and

(c)          The Company plans to enhance in 2005 the communication and distribution of its accounting policies and procedures and development of a process to more effectively accumulate and analyze information required for financial statement footnote disclosures.

8.     Income Tax Analysis—The Company’s planned remediation measures are intended to address material weaknesses related to the calculation of its provision for income taxes that have the potential of misstating the provision for income taxes and related balance sheet accounts in future financial periods. The Company’s planned remediation measures include the following:

(a)          The Company plans to hire and train additional experienced tax managers and supporting staff in 2005 to closely monitor reporting from China and Japan, to assist in managing audits and to monitor tax compliance in China and Japan;

(b)         During the first quarter of 2005, the Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis and calculation of its income tax provision, and the Company plans to continue to utilize outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis of such matters in future periods; and

(c)          The Company plans to develop a comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

9.     Utilization of Automated Controls—The Company’s planned remediation measures are intended to address a material weakness related to the segregation of duties and user access to certain Oracle business process applications that have the potential of misstating of various accounts in future financial periods. The Company’s planned remediation measures include the following:

(a)          During the first quarter of 2005, the Company outsourced to a third-party expert the position of chief security officer to, among other duties, monitor access rights with respect to the Oracle system and manage ongoing provisioning and changes;

(b)         The Company plans to improve utilization of current functionality and continue to upgrade and expand functionality of the Oracle financial reporting system through utilization of additional modules to reduce manual procedures and the utilization of spreadsheets;

(c)          The Company plans to deploy the Oracle system in Japan by the third quarter of 2005;

(d)         The Company is in the process of continuing to upgrade and implement additional Oracle modules to more effectively track inventory and evaluate deferred costs; and

(e)          The Company plans to implement in 2005 more robust controls over the release of costs to the income statement by better utilizing the Oracle system.

Material weakness described in item 2 of “Identification of Material Weaknesses”

The Company’s failure to ensure that key management fully understood the nature and potential significance of related parties and to ensure that a robust process for the identification of related party transactions contributed to the Company’s failure to maintain effective controls over the identification of and accounting for related party relationships and related party transactions with the Company. To remediate the material weakness described in item 2 of “Identification of Material Weaknesses,” the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.                The Company conducted an educational seminar with the Company’s key management in March 2005 in which the Company’s internal and outside legal counsel and members of the Audit Committee reviewed certain key objectives of the Company’s Code of Conduct, including the identification, recognition and disclosure of related party transactions.

2.                In the first quarter of 2005, the Company expanded the number of Company personnel required to certify to senior management with respect to identification, recognition and disclosure of related party transactions for SEC reporting purposes, and revised the Company’s internal certification process concerning identification, recognition and disclosure of related party transactions.

3.                The Company plans to continue to evaluate the Company’s procedures to ensure the identification, recognition and disclosure of related party transactions.

4.                The Company plans to conduct periodic training sessions with key managers and senior executives regarding the Code of Conduct, including the identification, recognition and disclosure of related party transactions.

5.                The Company plans to provide key managers and senior executives with access to legal and accounting personnel to enable such managers and executives to more accurately and comprehensively comply with the Company’s internal certification process for SEC reporting purposes.

Material weakness described in item 3 of “Identification of Material Weaknesses”

Lack of clarity in roles and responsibilities in certain areas affecting the Company’s financial reporting structure contributed to a material weakness relating to the monitoring of non-U.S. operations. To remediate this material weakness, described in item 3 of “Identification of Material Weaknesses,” the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Identification of Material Weaknesses’—Remediation Measures—1. General plan for hiring and training of personnel,” as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

1.                The Company streamlined the reporting structure between all non-U.S. accounting functions and the comparable groups in the corporate headquarters, including tax, treasury and financial planning and analysis groups, in early 2005 to provide for direct reporting to, and oversight by, the U.S. corporate headquarters.

2.                The Company plans to expand the size of the internal audit group and the scope of the internal audit group’s responsibilities to monitor non-U.S. operations through reviews and audits of such locations.

3.                The Company’s chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company.

4.                The Company has implemented, and plans to continue to improve, a closing checklist to standardize its procedures for financial review to ensure that U.S. reviewers monitor financial information from non-U.S. locations in a consistent manner, through such measures as use of standardized reporting packages and review procedures.

Material weakness described in item 4 of “Identification of Material Weaknesses”

The Company’s failure to have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to a material weakness relating to the Company’s control environment. To remediate this material weakness, described in item 4 of “Identification of Material Weaknesses,” the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Identification of Material Weaknesses’—Remediation Measures—1. General plan for hiring and training of personnel,” as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

1.                The Company streamlined the reporting structure between all non-U.S. accounting functions and the comparable groups in the corporate headquarters, including tax, treasury and financial planning and analysis groups, in early 2005 to provide for direct reporting to, and oversight by, the U.S. corporate headquarters.

2.                The Company plans to expand the size of the internal audit group and the scope of the internal audit group’s responsibilities to monitor non-U.S. operations through reviews and audits of such locations.

3.                The Company’s chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company.

4.                The Company has implemented, and plans to continue to improve, a closing checklist to standardize its procedures for financial review to ensure that U.S. reviewers monitor financial information from non-U.S. locations in a consistent manner, through such measures as use of standardized reporting packages and review procedures.

Changes in Internal Control over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The discussion above under “Management’s Remediation Initiatives” describes the material planned and actual changes to the Company’s internal control over financial reporting subsequent to December 31, 2003 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          (1)         Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 44 of this Form 10-K/A.

                          (2)         Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 44 of this Form 10-K/A.

Exhibit Number	Description
3.1(16)	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.
3.2(17)	First Amended and Restated Bylaws of UTStarcom, Inc., as amended.
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2(1)	Specimen Common Stock Certificate.
4.3(1)	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.
4.4(12)	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
4.5(12)	Registration Rights Agreement between UTStarcom, Inc. and the Initial Purchasers named therein dated as of March 12, 2003.
4.6(16)*	Registration Rights Agreement, dated as of June 30, 2003, by and among UTStarcom, Inc. and the shareholders of RollingStreams Systems, Ltd.
10.1(1)	Form of Indemnification Agreement.
10.2(1)	1992 Omnibus Equity Incentive Plan and form of related agreement.
10.3(1)	1995 Stock Plan and forms of related agreements.
10.4(1)	1997 Stock Plan, as amended, and forms of related agreements.
10.5(1)	2000 Employee Stock Purchase Plan and forms of related agreements.
10.6(1)	Common Stock Purchase Warrant dated February 5, 1998 between UTStarcom, Inc. and Lintech Limited.
10.7(1)	Common Stock Purchase Warrant dated September 20, 1999 between UTStarcom, Inc. and Talent Group International, Ltd.
10.17(1)*	Loan Agreement dated June 15, 1998 between UTStarcom, Inc. and SOFTBANK Corp.
10.18(a)(1)*	Loan Agreement dated March 9, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(b)(1)*	Loan Agreement dated June 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(c)(1)*	Loan Agreement dated June 29, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(d)(1)*	Loan Agreement dated July 7, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(e)(1)*	Loan Agreement dated July 14, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.

10.18(f)(1)*	Loan Agreement dated July 21, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(g)(1)*	Loan Agreement dated August 5, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(h)(1)*	Loan Agreement dated August 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(i)(1)*	Loan Agreement dated September 2, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.18(j)(1)*	Loan Agreement dated September 17, 1999 between Bank of China and UTStarcom Hangzhou Telecommunications Co., Ltd.
10.22(1)	Lease dated December 23, 1997 between UTStarcom, Inc. and Tech Center Partners.
10.23(1)	Lease Agreement dated April 1995, as amended, between UTStarcom, Inc. and Metro Park Associates.
10.24(1)*	Lease Agreements dated December 31, 1997 and May 14, 1998 between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong Southern Telecom Group Huizhou Company.
10.25(1)*	Lease Contract dated December 15, 1996 between UTStarcom (Hangzhou) Telecommunications Co., Ltd. and Yile Village, Gudang Township.
10.28(1)*	Payment Agent Contract dated June 11, 1998 among UTStarcom, UTStarcom (China) Ltd, Softbank Corporation and Jitong Communication Co., Ltd.
10.29(1)*	Agreement on Termination of Contract dated August 30, 1999 among UTStarcom, Inc., UTStarcom (China) Ltd., Softbank Corporation and Jitong Communication Co., Ltd.
10.30(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.31(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.39(2)*	Technical Collaboration Agreement between Sharp Corporation and UTStarcom, Inc., dated March 31, 2000.
10.40(2)*	Parts Supply Agreement between Sharp Corporation and UTStarcom, Inc. undated.
10.41(3)*	Joint Venture Agreement between SOFTBANK Corporation and UTStarcom, Inc. dated May 29, 2000.
10.42(3)*

Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People’s Republic of China and UTStarcom, Inc. dated May 18, 2000.

10.43(3)*	Supply Agreement between Matsushita Electric Industrial Co., Ltd., Matsushita Communications Industrial Co., Ltd., and UTStarcom, Inc. dated April 1, 2000.
10.54(8)*	Software License Agreement between UTStarcom, Inc. and DDI Corporation, Inc. dated October 4, 2000.
10.55(8)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunication D’Haiti S.A.M., dated December 5, 2000.

10.56(4)*	Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited dated July 24, 2000.
10.57(4)*	Amendment No.1 to July 24, 2000 Assignment Agreement between UTStarcom, Inc. and Stable Gain International Limited, dated March 2, 2001.
10.58(4)*	Loan Agreement between China Merchant Bank and UTStarcom (China) Co., Ltd., dated March 14, 2001.
10.59(4)*	Technical Service Agreement between UTStarcom (China) Co., Ltd. and Hainan Xinhuangpu Investment Co., Ltd., dated August 18, 2000.
10.60(4)*	Assets Transfer Agreement between Hainan Xinhuangpu Investment Co., Ltd. and UTStarcom (China) Co., Ltd., dated August 18, 2000.
10.61(4)*	Equity Transferring Agreement between Zhe Jiang Nantian Telecommunication Development Group Share Company and UTStarcom, dated February 5, 2001.
10.65(6)*	Strategic Alliance, Purchase and License Agreement between UTStarcom, Inc. and Telecommunications D’Haiti S.A.M. dated as of April 12, 2001.
10.66(5)	Amended 2001 Director Option Plan.
10.67(7)*	Purchase Contract between UTStarcom Inc. and Softbank BB Corporation, dated October 9, 2001.
10.68(9)*	Comprehensive Credit-Extension Agreement between UTStarcom (China) Ltd. and China Everbright Bank, Chaoyang Branch, Beijing, dated November 30, 2001.
10.71(9)	Lease Agreement between UTStarcom, Inc. and Legend Tech., dated September 12, 2001.
10.73(10)	Change of Control Severance Agreement between Gerald Soloway and UTStarcom, Inc. dated April 12, 2002.
10.74(10)	Change of Control Severance Agreement between Howard Kwock and UTStarcom, Inc. dated April 12, 2002.
10.75(10)	Change of Control Severance Agreement between Michael J. Sophie and UTStarcom, Inc. dated April 12, 2002.
10.78(11)*	Professional Services Agreement between UTStarcom, Inc. and N. Lohr Bangle, Jr. dated as of September 10, 2002.
10.80(11)*	Joint Venture Contract between UTStarcom Telecom Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd. dated as of July 5, 2002.
10.82(14)*	Joint Development Agreement between Datang Mobile Communications Equipment Co., Ltd and UTStarcom (China) Co., Ltd. dated November 22, 2002.
10.83(14)*	Broadband Access Network General Terms and Conditions between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.84(14)*	Broadband Access Equipment Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.85(14)*	Broadband Access Services Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.

10.86(14)*	Broadband Access Software Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.87(13)*	Equipment Purchase Agreement, dated as of February 4, 2003, by and between Tata Teleservices Limited and UTStarcom, Inc.
10.88(15)	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan
10.89(18)	Change of Control Severance Agreement, dated as of January 17, 2003, by and between Hong Liang Lu and UTStarcom, Inc.
10.90(18)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Ying Wu and UTStarcom, Inc.
10.91(18)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Shao-Ning Chou and UTStarcom, Inc.
10.92(18)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between William X. Huang and UTStarcom, Inc.
10.93(18)*	Distributor Agreement, dated as of October 21, 2003, by and between UTStarcom, Inc. and Multidata.
10.94(18)*	Amendment #1 to Distributor Agreement, dated as of December 17, 2003, by and between UTStarcom, Inc. and Multidata.
10.95(18)*	Revenue Sharing Purchase Agreement, dated as of October 21, 2003 by and between UTStarcom, Inc. and Multidata.
10.96(18)*	Amendment #1 to Revenue Sharing Purchase Agreement, dated as of December 17, 2003, by and between UTStarcom, Inc. and Multidata.
21.1(18)	Subsidiaries of UTStarcom.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1)          Incorporated by reference to the registrant’s Registration Statement on Form S-1 (No. 333-93069), which became effective March 2, 2000.

(2)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

(3)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(4)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(5)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(6)          Incorporated by reference to the registrant’s Registration Statement on Form S-3, which became effective July 18, 2001.

(7)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(8)          Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(9)          Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(11)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(12)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(13)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003.

(14)   Incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002.

(15)   Incorporated by reference to the registrant’s Registration Statement on Form S-8, which was filed on September 15, 2003.

(16)   Incorporated by reference to the registrant’s Current Report on Form 8-K, which was filed on December 12, 2003.

(17)   Incorporated by reference to the registrant’s Current Report on Form 8-K, which was filed on January 13, 2004.

(18)   Previously filed on March 9, 2004.

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

UTSTARCOM, INC.
Date: April 13, 2005	By:	/s/ MICHAEL J. SOPHIE
	Name:	Michael J. Sophie
	Title:	Senior Vice President of Finance and
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and  in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HONG LIANG LU	President and Chief Executive Officer (principal
Hong Liang Lu	executive officer), Chairman of the Board of Directors	April 13 , 2005
/s/ MICHAEL J. SOPHIE	Senior Vice President of Finance and Chief Financial
Michael J. Sophie	Officer (principal financial and accounting officer)	April 13 , 2005
/s/ BETSY S. ATKINS	Director
Betsy S. Atkins		April 13 , 2005
/s/ JEFF CLARKE	Director
Jeff Clarke		April 13 , 2005
/s/ LARRY D. HORNER	Director
Larry D. Horner		April 13 , 2005
/s/ ALLEN LENZMEIER	Director
Allen Lenzmeier		April 13 , 2005
/s/ THOMAS J. TOY	Director
Thomas J. Toy		April 13 , 2005
/s/ YING WU	Director
Ying Wu		April 13 , 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Stockholders of UTStarcom, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 27, 2004, except for Note 24, as to which the date is April 12, 2005, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
February 27, 2004, except for Note 24 to the consolidated financial statements, as to which the date is April 12, 2005

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED PARENT-COMPANY BASIS)
REGISTRANT BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2003	2002
	Restated(1)
ASSETS
Current assets:
Cash and cash equivalents	$71,230	$117,003
Short-term investments	9,139	80,662
Accounts receivable- unrelated party, net of allowances for doubtful accounts	35,843	5,403
Accounts receivable- related party	43,944	835
Accounts receivable- intercompany	442,480	228,679
Inventories	15,427	9,668
Deferred costs/Inventories at customer sites under contracts	38,308	28,296
Income tax receivable	10,677	—
Prepaids	19,599	9,959
Restricted cash and short-term investments	20,461	9,779
Deferred tax assets	7,432	8,586
Other current assets	962	4,359
Total current assets	715,502	503,229
Property, plant and equipment, net	32,031	12,254
Note receivable	11,222	—
Investment in affiliated companies	493,163	346,645
Goodwill	98,015	43,542
Intangible assets, net	44,949	5,014
Deferred tax assets	11,070	9,335
Other long-term assets	19,226	6,076
Total assets	$1,425,178	$926,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,256	$113,180
Income taxes payable	—	6,099
Customer advances	13,940	17,141
Deferred revenue	24,966	1,793
Other	36,196	21,487
Total current liabilities	131,358	159,700
Long-term debt	402,500	—
Stockholders’ equity:
Common stock: $.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 104,272,477 and 106,787,908 at December 31, 2003 and 2002, respectively	131	135
Additional paid-in capital	654,483	658,546
Deferred stock compensation	(7,761)	(11,766)
Retained earnings	243,058	120,520
Receivable from stockholders	—	(282)
Accumulated other comprehensive income (loss)	1,409	(758)
Total stockholders’ equity	891,320	766,395
Total liabilities and stockholders’ equity	$1,425,178	$926,095

(1)           See Note 2

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED PARENT-COMPANY BASIS)

CONDENSED INFORMATION AS TO THE
RESULTS OF OPERATIONS
OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2003	2002	2001
	Restated(1)
Net sales
Unrelated party	$100,115	$35,365	$46,999
Related party	184,436	16,038	13,900
Inter-company	724,708	307,862	290,474
	1,009,259	359,265	351,373
Cost of sales
Unrelated party	50,157	24,306	26,908
Related party	79,518	8,635	7,336
Inter-company	646,016	276,603	260,751
Gross profit	233,568	49,721	56,378
Operating expenses:
Selling, general and administrative	57,666	38,793	25,199
Research and development	46,588	9,146	56,937
In-process research and development costs	10,686	670	4,720
Amortization of intangible assets	8,370	2,395	7,440
Total operating expenses	123,310	51,004	94,296
Operating income	110,258	(1,283)	(37,918)
Interest income	2,709	4,454	7,832
Interest expense	(4,142)	(16)	(644)
Other income (expenses), net	(18,404)	18,964	(1,737)
Equity in net income of affiliated companies	144,520	98,396	99,506
Income before income taxes	234,941	120,515	67,039
Income tax expense	19,409	12,653	10,085
Net income	$215,532	$107,862	$56,954

(1)          See Note 2

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED PARENT-COMPANY BASIS)
CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT
(In thousands)

	Years ended December 31,
	2003	2002	2001
	Restated(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,532	$107,862	$56,954
Adjustments to reconcile net income to net cash used in operating activities:
Gain or change in ownership interest in subsidiary	—	—	(277)
Depreciation and amortization	25,235	13,202	15,218
Non-qualified stock option exercise tax benefits	15,364	6,538	15,311
In-process research and development costs	10,686	670	4,720
Impairment of long-term investments	75	4,442	3,376
Loss on sale of assets	620	449	527
Warrants adjustment to fair value	(424)	—	—
Loss on sale of investment	73	—	—
Amortization of debt issuance costs	1,953	—	—
Deferred income taxes	4,471	(6,980)	(8,173)
Allowance for doubtful accounts	813	124
Inventory reserve	3,328	5,446	11,143
Stock compensation expense	4,302	3,100	5,201
Equity in net income of affiliated companies	(145,375)	(95,608)	(97,816)
Changes in operating assets and liabilities:
Accounts receivable	(288,163)	(120,122)	(10,288)
Inventories	(2,742)	(9,626)	(11,583)
Deferred costs/Inventories at customer sites under contracts	(10,012)	(18,815)	4,385
Other current and non-current assets	(15,611)	(680)	(10,887)
Accounts payable	(56,924)	98,947	(7,440)
Income taxes payable	(6,099)	(1,356)	3,459
Customer advances	(3,201)	14,511	(4,935)
Deferred revenue	13,505	(4,451)	2,352
Other current liabilities	10,637	4,649	2,956
Net cash used in operating activities	(221,957)	2,302	(25,797)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(29,745)	(980)	(19,853)
Investment in affiliates, net of cash acquired	(8,920)	(27,447)	(18,135)
Acquisition of business, net of cash acquired	(111,720)	(17,705)	—
Purchase of intangible assets	(2,340)	—	(1,078)
Issuance of note receivable to related party	(10,071)	—	—
Change in restricted cash	(10,682)	(9,779)	—
Purchase of short-term investments	(10,775)	(85,688)	(89,625)
Sales of short-term investments	93,246	89,916	87,516
Net cash used in investing activities	(91,007)	(51,683)	(41,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	58,878	40,928	160,550
Repurchase of stock	(139,609)	(72,929)	—
Proceeds (payments) from borrowing, net	391,431	—	(5)
Purchase of convertible bond hedge and call option	(43,792)	—	—
Proceeds from stockholder notes	282	99	(67)
Net cash provided by (used in) financing activities	267,190	(31,902)	160,478
Effects of exchange rates on cash	1	1	(26)
Net increase (decrease) in cash and cash equivalents	(45,773)	(81,282)	93,480
Cash and cash equivalents at beginning of period	117,003	198,285	104,805
Cash and cash equivalents at end of period	$71,230	$117,003	$198,285

(1)              See Note 2

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, intercompany transactions have not been eliminated. Inventory balances at December 31, 2003, and 2002 include inter-company profit of $2.3 million and $1.9 million, respectively. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended December 31, 2003. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 24 to the Consolidated Financial Statements, the Company has restated its Consolidated Financial Statements for the year ended December 31, 2003, and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 to correct errors and reflect certain corresponding changes described below. See Note 24 to the Consolidated Financial Statements for a discussion of the errors and the effect on the Consolidated Financial Statements. The Condensed Financial Statements have been restated to reflect the effect of the restatement on the parent company.

The restatement corrects certain errors in the 2003 income tax provision calculation. The correction of these errors decreased the provision for income taxes by $20.2 million and increased equity in net income of affiliated companies by $0.6 million, resulting in an increase of net income of $20.7 million for the year ended December 31, 2003. In addition, as a result of the correction of the tax provision, in the aggregate, retained earnings was increased by $20.7 million, additional paid-in capital was increased $0.9 million, income tax receivable was increased by $4.7 million, prepaids were increased by $17.0 million, other current assets were reduced by $6.6 million, investment in affiliates was increased $0.6 million and other long-term assets were increased by $5.9 million. There was no net effect on cash provided from operating activities as a result of the restatement.

In addition to the errors in the 2003 tax provision, the Company did not correctly identify a related party who is deemed a variable interest entity and with whom the Company is considered the primary beneficiary in accordance with FASB Interpretation No. 46 (“FIN 46”). The Company restated its 2003 financial statements to reflect the consolidation of MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”). The correction to include MDC in the consolidated financial statements had no impact on parent-company basis financial statements of the parent, UTStarcom, Inc.

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. At December 31, 2003 this impairment decreased equity in income of affiliated companies, net income, total assets, and equity by $7.4 million.

In addition, the Company identified the following revisions in classification during the preparation of the restated consolidated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all years presented;

(2)         Certain other long-term assets increased and intangible assets decreased by $1.7 million at December 31, 2003;

(3)         Changes in restricted cash had been incorrectly categorized as a part of operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS 95”). Accordingly, the Company has reflected this change in categorization in the Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003. The change for 2003 and 2002 is an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $10.7 million and $9.8 million, respectively, and there was no change for 2001; and

(4)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Director and associated transactions have been identified. See Note 22 to the Consolidated Financial Statements.

In connection with the restatement of the 2003 Consolidated Financial Statements, certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation. As a result of this reclassification, prepaids at December 31, 2002 which were previously reported as $4.9 million increased to $10.0 million and deferred tax assets at December 31, 2002, which were previously reported as $13.6 million decreased to $8.6 million. This reclassification had no impact on previously reported net income or stockholders’ equity.

The following table shows the effect of the restatement and other revisions in classification (in thousands, except per share data):

	As Previously Reported	As Restated
As of December 31, 2003:
Income tax receivable	$5,930	$10,677
Prepaids	2,605	19,599
Deferred tax assets—current	14,038	7,432
Investment in affiliates	500,036	493,163
Intangible assets, net	46,651	44,949
Deferred tax assets	5,192	11,070
Other long-term assets	17,524	19,226
Additional paid-in capital	653,624	654,483
Retained earnings	229,777	243,058
For the year ended December 31, 2003:
Equity in income of affiliated companies	151,393	144,520
Income before income taxes	241,814	234,941
Income tax expense	39,563	19,409
Net Income	202,251	215,532
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	202,251	215,532
Adjustment to reconcile net income to net cash provided by operating activities:
Non-qualified stock option exercise tax benefits	14,505	15,364
Deferred income taxes	3,743	4,471
Equity in net income of affiliated companies	(152,248)	(145,375)
Changes in operating assets and liabilities:
Other current and non-current assets	(4,552)	(15,611)
Net cash provided by operating activities	(232,639)	(221,957)
CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	—	(10,682)
Net cash used in investing activities	(80,325)	(91,007)

SCHEDULE II

UTSTARCOM, INC.
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2003, 2002 and 2001.
(In thousands)

Description	Balance at beginning of the period	Additions charged to costs and expenses	Additions assumed upon acquisition	Deductions	Balance at end of the period
				Restated(1)	Restated(1)
Year ended December 31, 2003
Inventory reserve	$18,287	$14,626	$6,345	$9,698	$29,560
Deferred cost reserve	$14,453	$—	$—	$6,845	$7,608
Allowance for doubtful accounts	$26,250	$5,025	$—	$103	$31,172
Accrued product warranty costs	$13,297	$36,523	$1,381	$24,934	$26,267
Tax valuation allowance	$4,964	$—	$—	$4,636	$328
Year ended December 31, 2002
Inventory reserve	$17,744	$7,084	$—	$6,541	$18,287
Deferred cost reserve	$2,600	$11,853	$—	$—	$14,453
Allowance for doubtful accounts	$19,053	$7,434	$—	$237	$26,250
Accrued product warranty costs	$6,271	$15,156	$—	$8,130	$13,297
Tax valuation allowance	$4,787	$177	$—	$—	$4,964
Year ended December 31, 2001
Inventory reserve	$8,025	$9,719	$—	$—	$17,744
Deferred cost reserve	$1,176	$1,424	$—	$—	$2,600
Allowance for doubtful accounts	$12,835	$6,218	$—	$—	$19,053
Accrued product warranty costs	$3,133	$6,792	$—	$3,654	$6,271
Tax valuation allowance	$4,153	$634	$—	$—	$4,787

(1)          In connection with the correction of the tax provision calculation, the tax valuation allowance increased from zero to $0.3 million at December 31, 2003. See Note 24 to the consolidated financial statements.