Form 10-K
period 2004-12-31
UTSTARCOM INC
filed 2005-04-15
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,777,913,977 based upon the closing price of $30.25 reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of March 31, 2005 the registrant had 114,841,976 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2005 are incorporated herein by reference in Part III.

UTSTARCOM, INC.

PART I

ADDITIONAL INFORMATION

“UTStarcom” (which may be referred to as the “Company,” “we,” “us,” or “our”) means UTStarcom, Inc. or UTStarcom, Inc. and its subsidiaries, as the context requires. The name “UTStarcom” is a registered trademark of UTStarcom, Inc.

In this Annual Report on Form 10-K, references to and statements regarding China refer to mainland China, references to “U.S. dollars” or “$” are to United States Dollars, and references to “Renminbi” are to Renminbi, the legal currency of China.

Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 8.2775 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2004.

Throughout this Annual Report on Form 10-K we “incorporate by reference” certain information from other documents filed with the Securities and Exchange Commission (the “SEC”). Please refer to such information at www.sec.gov.

UTStarcom’s public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available free of charge at our website, www.utstar.com. The information contained on our website is not being incorporated herein.

This Annual Report on Form 10-K contains forward-looking statements. Beginning on page 60, we discuss some of the risk factors that could cause actual our results to differ materially from those provided in the forward-looking statements.

ITEM 1—BUSINESS

OVERVIEW

We design, manufacture and sell telecommunications equipment and provide services associated with their installation, operation, and maintenance. Our products are deployed and installed primarily by telecommunications service providers. We sell an extensive range of products that are designed to enable voice, data and video services for our customers around the world. While historically, the vast majority of our sales have been to service providers in China, the Company has expanded its focus to build a global presence and currently sells its products to several other emerging and established growth markets, which include North America, Japan, India, Central and Latin America, Europe, the Middle East and Africa and southeastern and northern Asia.

UTStarcom was incorporated in Delaware in 1991. Our headquarters are based in Alameda, California, with research and design operations in the United States, Canada, China, India and Korea. Our primary mailing address is 1275 Harbor Bay Parkway, Alameda, California, 94502. We can be reached by telephone at (510) 864-8800, and our website address is www.utstar.com. All of our SEC filings can be found under the Investor Relations section of our website, and are available free of charge.

STRATEGY

Our objective is to be a leading global provider of end-to-end Internet Protocol (“IP”)-based communications products and services. We seek to differentiate ourselves by developing innovative products that are designed to allow for additional revenue-generating services; integrate multiple functionalities; reduce network complexity, and enable a migration to a new generation of network technologies. Our technology and products are designed to make carrier deployments, maintenance and upgrades both economical and efficient, allowing operators to earn a high return on their investment.

Our strategy is built upon the following key concepts:

•       driving product innovation to offer our customers an increased number of features and enhanced functionality;

•       reducing overall operational and deployment costs of our customers’ networks, enabling them to meet the demands of a greater number of consumers by expanding their addressable markets; and

•       providing custom tailored products and services to suit customers’ unique needs.

Our key strengths in the implementation of our strategy include the following factors:

A History of Technology Innovation

Since our inception, we have focused on the development of new innovative and disruptive communications technologies and products that are designed to differentiate us from our peers and create new market opportunities for our carrier customers. For example, we helped create a new market for wireless telephony in China based upon the development of our Personal Access Service and IP-based Personal Access Service (collectively “PAS”) solutions offering a low power, low cost alternative to prevailing mobile telephony. We believe PAS became successful with traditional fixed wireline carriers because it enabled them to leverage their fixed-line networks to offer their consumers wireless mobile services. This service, while limited in range to each specific city or region in which it was offered, afforded a low-cost alternative to more expensive traditional cellular services. The rapid rate of adoption for PAS positioned us as one of the leading wireless infrastructure and handset providers in China and to date over 35 million subscribers are using services supported by our technology. In addition, we believe it has provided a springboard for our development of other similarly disruptive technologies such as IP-based wireless, broadband and switching.

A Significant Customer Base and Leverage in China

Over the course of several years, we have built an extensive administrative, research and development, manufacturing, and sales and support infrastructure in China. We believe this infrastructure allows us to quickly identify our customers’ needs and to focus our engineering, product development and sales and marketing efforts to address those needs. In addition, the low-cost research and development and manufacturing capabilities in China allow us to be competitive on a cost and pricing basis for our products. Finally, by virtue of its large population and low teledensity, or the number of telephones per person in a region, and our significant customer deployments, the China market provides a highly conducive platform for us to deploy our most advanced technology in substantial volume. We believe that our infrastructure, cost efficiencies and research and development advances in China provide a significant platform and strategic advantage for our global success.

A Commitment to Carrier Value

We believe we have been able to develop strong relationships with our customers by delivering end-to-end solutions that are designed to enable carriers to capitalize on economies of scale and to easily customize and extend their service portfolios. To ensure our products deliver the most value, the UTStarcom product architecture is designed to allow carriers to offer a full range of services over multiple access networks, whether wireless or wireline. Our wireless products support a broad range of frequencies for cost-effective deployment worldwide, and our broadband products support both copper- and fiber-based access. To help ensure we offer high value solutions at a low cost, we leverage our extensive design, development, and manufacturing facilities in China.

A Focused Global Market Diversification Initiative

In 2004, we continued to focus on the diversification of our global customer base and market penetration. Our diversification strategy involves a combination of internal efforts and strategic acquisitions. In order to better address new markets outside of China we introduced a number of new products and completed a number of acquisitions, including the acquisition of the selected assets of the Audiovox Communications Corporation (“ACC”), the wireless handset division of Audiovox Corporation in November of 2004. We believe these efforts have significantly enhanced our ability to gain access to the largest and most stable operators worldwide. We intend to seek additional acquisitions and use partnerships to solidify our market position and expand our technology portfolio and sales channels in new markets.

In addition to the large telecommunications service providers in well-established markets, we also target carriers in emerging markets, such as Softbank Group, Vonage in the United States and Reliance Infocomm Ltd. in India, which have focused their network deployments on IP-based voice, data and video services.

We believe emerging markets beyond China present significant opportunities for growth. We believe that many developing regions see a correlation between increased teledensity and improved economic growth, recognizing the need to invest in a telecommunications infrastructure in order to compete globally and overcome economic disparities. Our strategy is to develop products and design services specifically tailored to the needs and level of affordability of these emerging-market service providers and their customers. In addition, we recognize that to be successful in these emerging markets, it is often important to commit to establishing a local presence in areas such as research and development, manufacturing, sales and support. We continue to explore major growth potential in global markets outside of China and believe that many of these markets are ideal candidates for our products and services as well as operations.

TECHNOLOGY AND PRODUCTS

Our technology focus centers on an IP-based softswitch core network architecture that creates a single platform for delivering multiple services to the end user of the telecommunications network. Softswitch is a technological approach to telephony networking where all the service intelligence for the delivery of telephone services resides in easily adaptable IP-based software. A Softswitch is designed to reduce the cost of long distance and local exchange switching and to create new differentiated voice, data and video services. In contrast, legacy networks are based on the delivery of a single service, such as voice or data. If a service provider operating a traditional network wanted to offer multiple services, it would have to build, run and maintain a separate network for each service, including separate billing, network management and support functionalities, adding significant costs to the carrier’s operating model. An IP-based core network is designed so that all services can be converged onto one platform with one billing, network management and support function for all services. In addition, because it is largely software-based, an IP network is by design more cost-effective to run and maintain than traditional infrastructure technologies. All of our products are interoperable and can be integrated into a single IP-based network. We intend to continue to support our IP-based wireless and broadband services and enhance their functionality for deployment in all global markets. We also intend to continue our research and development efforts on future IP-based access services.

Our IP-based, multi-service softswitch architecture (“mSwitch”), is a diverse assembly of software and hardware-based networking elements designed to replace traditional central office telephone switches. Our IP-based softswitch platform enables the delivery of a common set of value-added end-to-end services over a variety of access networks, whether wireless or wireline. Our architecture is designed to support a comprehensive set of services, including broadband and narrowband access, call control of telephone and data communications and delivery of next generation features not offered by the traditional fixed line switching infrastructure, including IP-based television (“IPTV”).

mSwitch Platform

Our mSwitch platform enables a next-generation core network for all of our wireless, wireline and broadband networks with the exception of CDMA2000, which is supported by its own Softswitch that we expect to integrate into our existing platform in the future. The mSwitch has been extensively deployed in our Personal Access Systems networks in various networks around the globe. In addition, the mSwitch provides the softswitch functionality for various other UTStarcom solutions including, but not limited to, Voice over Broadband (“VoBB”), Time Division-Code Division Multiple Access (“TD-CDMA”), Wideband Code Division Multiple Access (“WCDMA”) and Television over IP (“TVoIP”).

Our mSwitch platform is designed to reliably transport and route packets as well as to handle signaling, network control, and information management. The architecture includes operations support systems for associated billing, provisioning, and service management.

Key Product Families

Our key product families fall into three major categories:

•       Wireless Infrastructure:   technologies and products that enable end users, or subscribers, to send and receive voice and data communication in either a fixed or mobile environment by using wireless devices;

•       Broadband Infrastructure:   technologies and products that enable end users to access high-speed, cost effective fixed data and voice and media communication; and

•       Handsets and Customer Premise Equipment:   consumer devices that allow customers to access wireless and broadband services.

Our products within each of these categories include multiple hardware and software subsystems that can be offered in various combinations to suit individual carrier needs. Our system technologies and products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, IP and wireless network rollouts. Our system technologies are also designed to allow timely and cost efficient transition to future next-generation network technologies, enabling our service provider customers to protect their initial infrastructure investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales,” for a discussion of our net sales by product lines.

WIRELESS INFRASTRUCTURE

Wireless networking is one of our core technologies that refers to communications networks that enable end users to send and receive voice and data while mobile by using wireless devices such as cellular telephones, personal computers, personal digital assistants and other wireless communications devices. Wireless networks require the use of customized equipment that enables an end user or subscriber to be connected and identified when not in a fixed location within a network. We offer a broad range of wireless infrastructure products and services, from service platforms to core infrastructure systems for large carriers that can support millions of subscribers.

We provide wireless networking infrastructure products based on a variety of leading global mobile interface standards, including: Personal Handyphone System (“PHS”), Code Division Multiple Access (“CDMA”), WCDMA, and TD-CDMA. All of our wireless products are designed to offer a full suite of integrated, customizable, voice and value-added services, including short-message services, web browsing, e-mail, voice mail, and Internet access.

PHS Wireless Mobile Phone Systems

Personal Access System (“PAS”)/ IP-based Personal Access System (“iPAS”)

Our globally deployed PAS, a family of wireless core infrastructure equipment, based on the Personal Handyphone System (“PHS”) standards developed by The Association of Radio Industries and Telecommunication Technology Committee in Japan, is designed to help our customers create new revenue opportunities with high quality wireless voice and data services.

Our PAS wireless access system employs micro-cellular radio technology that is designed to enable service providers to offer subscribers both mobile and fixed access to telephone services. In China, the PAS architecture is designed to allow service providers to transition their network capabilities from wireline to wireless, allowing them to offer both mobile wireless voice and data services within a city or community. Using our products, service providers can offer new wireless services, including citywide mobility, e-mail, mobile Internet access, and short message services.

We designed our PAS equipment to meet the needs of subscribers that do not require all of the features offered by traditional cellular technology, but want more than the features offered by standard fixed-line technology, including regional mobility, a more cost-effective tariff plan, and access to value-added data services. When compared to other traditional macro-cellular wireless systems, PAS offers lower deployment costs, easier radio frequency planning, higher traffic capacity, better voice quality, faster data transmission speeds, lighter handsets with lower power requirements, and better support of advanced information services.

In comparison to traditional macro-cellular systems, PAS base stations are small and are normally installed on existing utility poles or buildings rather than on large towers. Mounting small transmitters this way greatly reduces the cost and complexity of installation as there is neither need for a major tower construction project nor any significant tower lease fees. Additionally, mounting a small PAS base station close to its antenna and connecting it to the network using standard telephone wire is far simpler and more cost effective than the traditional cellular approach of installing a large transmitter on the ground and running heavy coaxial cables up a tower to the antennas. PAS base station installation takes a few hours, compared to the several days required to install, power, and commission a traditional wireless cell station. Because PAS uses “dynamic frequency allocation,” a process where each cell “listens to” all available radio channels before selecting one for each call, the overall radio planning and engineering for PAS is very simple. While adding cells to handle more calls in a traditional cellular network requires considerable frequency planning and balancing, adding cells to a PAS network is less difficult because PAS cells can automatically determine what channels to use. This capability, combined with the low cost per cell, allows a carrier to start with a very small system serving only hundreds of subscribers and grow that system to serve millions, simply by adding small cells.

CDMA, TD-CDMA, WCDMA and TD-SCDMA Wireless Mobile Systems

We have developed a suite of products and services for third-generation (“3G”) wireless networks that support the open 3G wireless standards CDMA, WCDMA, TD-CDMA and TD-SCDMA defined under 3GPP, the international standardization body, and the standards of TIA/EIA, the United States Standardization body.

MovingMedia 2000 Wireless Voice and Data Product (CDMA/CDMA 2000)

In the fall of 2004, we introduced our MovingMedia 2000 All-IP CDMA/CDMA 2000 infrastructure solution. The MovingMedia 2000 product line is the first IP-based infrastructure solution in the world for CDMA 2000. It provides for the communication of data and voice over IP and offers mobile operators savings on infrastructure and transmission costs. It also allows incumbent CDMA operators to transition smoothly and efficiently to an all-IP network and to offer new value-add services not provided by legacy CDMA networks. We believe these attributes make MovingMedia 2000 an ideal solution for both incumbent and greenfield CDMA operators.

Our CDMA/CDMA 2000 wireless infrastructure product family includes IP base stations, intelligent media gateways, signaling gateways, and packet data server nodes (PDSN).

Our MovingMedia 2000 solution employs an advanced next-generation network voice and data over IP architecture that distributes all of the components of a CDMA system throughout the network, rather than in one centralized location. With a distributed architecture, a wireless service provider can deploy various elements of the solution in different cities—New York, Dallas, and San Francisco, for example—and they would operate as one system transparently to the operator, reducing the size and cost of its infrastructure.

MovingMedia 2000 is designed to be compatible with all wireless equipment designed to internationally defined standards, giving service providers enormous flexibility when designing and developing their networks. In addition, our open, standards-based architecture is designed to provide the scalability and flexibility required by service providers for easy deployment of services and applications.

MovingMedia 6000 Wireless Data Product (TDCDMA)

In the fall of 2004, we introduced our MovingMedia 6000 wireless broadband data solution. The MovingMedia 6000 wireless broadband solution is based on the Universal Mobile Telecommunications System Time Division Duplexing (“UMTS TDD”) standard for 3G mobile networks, which utilizes TD-CDMA technology. We have an established relationship with IPWireless, Inc., which provides the core technology for our TD-CDMA portfolio. Our MovingMedia 6000 turns a range of low-cost licensed frequency bands—1900-1920MHz, 2010-2025MHz, 2500-2700MHz, and 3400-3600MHz—into valuable assets that we believe will provide a rapid return on operator investment. Mobile and wireless broadband service providers worldwide can deploy the solution today to offer high-value data services of up to 3Mbps per subscriber, enabling subscribers to access the network from home, work, or any other location. We anticipate that, in the near future, operators will be able to use our MovingMedia 6000 solution to offer wireless Voice over IP (“VoIP”) in addition to the high-mobility data services available today.

Our TD-CDMA wireless infrastructure product family includes base stations, radio network controllers, Gateway GPRS Support Nodes, which ensure a secure connection between the packet core network and the IP network, and Serving GPRS Support Nodes that provide session management, traffic processing and mobility management.

MovingMedia 8000 Wireless Voice and Data Product (WCDMA)

We expect to launch our MovingMedia 8000 WCDMA solution to the market in the second half of 2005. In November 2004, we successfully completed the Phase II field trials of our MovingMedia 8000 with China Netcom Corporation in China. These trials were conducted in conjunction with the Ministry of Information Industry in China.

TD-SCDMA Wireless Voice and Data Product

We are developing and testing a suite of products and services for 3G wireless networks that support the time division-synchronous code division multiple access standard, (“TD-SCDMA”) the emerging China-developed 3G standard. As a TD-SCDMA Forum council member, we have been working closely with Datang Telecom Technology on the development of certain elements for a TD-SCDMA product that would use the same core network as the MovingMedia 6000 and 8000 series.

BROADBAND INFRASTRUCTURE

Our broadband infrastructure products are designed to satisfy customer demand for high speed and cost effective data, voice and multimedia transport. Our wireline technology enables high-speed voice, video and data transmissions over broadband IP-based networks.

Broadband Access Solutions

Broadband Access Network Solutions reside on the network edge enabling the deployment of IP-based, high-speed Internet, voice, data and multimedia services over wireline networks. Digital subscriber line (“DSL”) technology allows high-speed data and content transfer while providing simultaneous telephone communications over the same fixed copper line. Our IP-based DSL Access Multiplexers (“IP-DSLAMs”) incorporate the latest DSL technologies combined with a range of form factors to enable high-speed access and deliver services to residential and commercial subscribers using broadband networks.

IP-Based Digital Subscriber Line Access Multiplexer (“IP-DSLAM”) (“AN-2000”)

Our AN-2000 platform represents a new generation of DSLAM products that are based on IP technology. We believe the AN-2000 platform is economical to deploy as it has been designed to eliminate the need for more expensive legacy infrastructure, which we believe will result in an accelerated return on investment. We have designed our AN-2000 platform to serve a variety of commercial and residential customer applications.

Our AN-2000 IP DSLAMs convert customer traffic from legacy infrastructure into IP at the edge of the network, simplifying the delivery of multiple, high-speed services such as VoIP and TVoIP, in addition to traditional broadband data services. An all-IP network also simplifies the process of video streaming, incorporating technologies such as IP multicast and IP Quality of Service (“QoS”). To date, we have deployed more than five million IP DSLAM lines globally.

Multi-Service Access Node (“iAN-8000”)

Our iAN-8000 Multi-Service Access Node (“iAN-8000”) platform is an integrated broadband access platform that delivers a mix of broadband, traditional voice and data services, and media gateway functionality via copper, fiber, or wireless transmission. The iAN-8000 platform integrates the functionality of our AN-2000 IP DSLAM with a VoIP Media Gateway platform and a traditional digital loop carrier (“DLC”). By consolidating traditionally standalone access devices into one standards-based platform, the iAN-8000 provides operators the maximum amount of service flexibility and allows them to add services and applications efficiently, without incurring additional infrastructure expenses.

Service providers can deploy the iAN-8000 throughout their networks, which allows them to bring new VoIP and broadband applications to the widest possible service area. The iAN-8000 is designed to enable providers to offer multiple services from one platform, including traditional voice, VoIP, and high-speed data access using the latest DSL technologies. Because the platform incorporates a DLC, service providers can also deploy it in remote locations to extend their voice service reach beyond the area served by the central office. The media gateway function allows providers to aggregate VoIP calls from enterprise networks and transport them over one line to the central office.

Optical Multi-Service Transport and Access

Our optical products include scalable, cost-effective transport solutions based upon internationally defined optical transmission standards and access solutions based upon Gigabit Ethernet Passive Optical Networking (“GEPON”). They support transmission speeds ranging from 155 Megabits per second to 10 Gigabits per second that enable multi-speed integrated transport for both traditional voice and high-speed data and video services. The product platform supports various complex network topologies and includes a sophisticated multi-service management system. Our optical solutions are also designed to enable providers to easily transition from legacy products to next-generation networks.

Gigabit Ethernet Passive Optical Network (“GEPON”)—Optical Access System

In June 2004, we introduced our BBS 1000 GEPON solution, which is designed to enable service providers to offer Fiber To The Premises (“FTTP”) broadband access to their subscribers at high speeds. Our GEPON platform is designed to provide high subscriber density and low cost of entry, making it a compelling alternative to legacy, last-mile access solutions.

Our BBS 1000 family includes both central office and customer premises equipment, providing the end-to-end optical last mile, with up to one Gigabit per second of bandwidth to residential and business customers. By integrating more functionality into the product, we have eliminated the need for carriers to deploy additional switching and routing equipment, making the BBS 1000 an optimal transport platform for support of bandwidth-intensive voice, data and video services.

NetRing™—Optical Transport System

We introduced our NetRing™ Multi-Service Transport Product (“MSTP”) optical product line in December 2003. Our NetRing™ products are designed to provide a broad range of functions for carriers to manage voice, data and video traffic. NetRing™ provides network management functions previously available only on multiple independent platforms. The NetRing™ family is designed to satisfy high-end, mid-range, and entry-level application needs in global carrier networks. Our NetRing™ 600 products provide voice and data services for multi-tenant unit buildings (“MTUs”), office buildings, and enterprise campus applications. Our mid-range NetRing™ 2500 products offer voice and data transport when more bandwidth and greater capacity is required. Our high-end NetRing™ 10000 products provide service for regional transport applications, when maximum bandwidth and capacity is required. NetRing™ provides the availability and reliability of optical transport platforms that support full redundancy, multiple protection options, and in-service upgrades.

Television over IP System (“TvoIP”)

Our TVoIP system, mVision, is a complete end-to-end solution for delivering television and multimedia over carrier networks based on IP Protocol technology.

mVision

Our mVision family is a suite of carrier-class products and services that enable a service provider to deliver broadcast television and on-demand video services to residential and commercial premises over a switched network architecture. It is a carrier-class product that is designed to scale to support millions of users and hundreds of thousands of content hours. We believe mVision is the first solution designed to enable carriers to deploy very-large-scale streaming video content over a switched network architecture.

The mVision product family includes a streaming and storage server system (MediaSwitch); a device (Content Engine) for assimilating disparate video signals onto a unified distribution system; a media console set-top-box that resides in the end-user premise and provides Internet access, broadcast TV, video on demand and video conferencing services to the subscribers; and a network management system that enables non-stop, system-wide operation.

mVision is designed to allow carriers to offer new, revenue-generating television and multi-media services. The system is also designed to help providers capture customers of cable and satellite operators by offering a more comprehensive and interactive suite of services.

Handsets and Customer Premise Equipment (“CPE”)

We also design and sell a variety of handsets and CPE targeted at multiple customer segments for our wireless and broadband products. These handsets range from basic, low-cost units to high-functionality, higher-cost models that offer rich functionality and excellent value. Today we feature single, dual and multimode handsets with cameras, video recorders and players, high resolution color displays, multiple ring tones, bilingual short message service (“SMS”) and High Speed Internet access and email capability. We believe our strategy of designing handsets in-house, licensing, manufacturing, and direct-sourcing components gives us the flexibility to meet demand while offering the broadest line of handsets to our customers.

PAS Handsets

We currently offer more than 20 different PAS handset models from high-end, data-capable and feature-rich models to low-cost value models. According to a November 2004 report by the industry research firm GfK Ltd., we are the market leader for PAS handsets in China, which is the largest handset market in the world according to its Ministry of Information Industry. We shipped more than 14.6 million PAS handsets in 2004.

CDMA/GSM/WiFi and Multi-Mode Handsets

In 2004, we announced our entry into the CDMA, Global System for Mobile Communications (“GSM”) and Wireless Fidelity (“WiFi”) handset markets. We offer carriers a wide selection of price ranges and handset features by providing a broad range of models supporting each of these technologies.

Our product portfolio also includes dual-mode and multi-mode models and includes a comprehensive roadmap to include third generation WCDMA and TD-CDMA handsets in the future.

Our acquisition of selected assets of the Audiovox Communications Corporation (“ACC”) in November 2004 marked our entry into the North and South American handset markets. With existing carrier relationships of more than 20 years, ACC has been a leading wireless handset provider to the regions’ largest operators in the U.S., Canada, and South America, including Verizon Wireless, Verizon International, Sprint PCS, ALLTEL, US Cellular, Bell Mobility, Telus, BellSouth International, Telefonica, Virgin Mobile, MetroPCS, T-Mobile and others. By combining ACC’s channel assets with our existing handset design and high-volume manufacturing capabilities, we believe we will be able to realize significant economies of scale from manufacturing, component sourcing, and development.

Customer Premise Equipment

Our CPE product line is comprised of various single and multi-port DSL modems, set-top boxes and VoIP Analog Telephone Adapters (“ATAs”) that allow residential and business customers to access voice, data and video services. Our products are designed to be rich in functionality, simple to set-up, easy to install and easy to manage. The diversity and flexibility in the product offering enables them to work with both our own infrastructure equipment as well as with other vendor’s infrastructure equipment. The comprehensive line of CPE products enables carriers to deliver end-to-end services across an array of access technologies including, ADSL2/2+, WiFi/802.11 and GEPON.

SEGMENT DISCLOSURE

For the year ended December 31, 2003 and for the first three quarters of 2004, we managed our business as a single operating segment. For the fourth quarter 2004, we determined that our chief operating decision makers were evaluating performance, making operating decisions and allocating resources based on two operating segments: (i) China and (ii) International, consisting of all regions outside of China. In addition, a third operating segment, the Personal Communications Division was formed as a result of our acquisition of the selected assets of Audiovox Communication Corporation in November 2004.

The China segment was comprised of discrete administrative, research and development, manufacturing and sales and support infrastructure for China. International was comprised of operations for all other geographic areas including non-China Asia, Europe, the Middle East, Africa and North and South America. The Personal Communications Division focused on the North and South American handset markets.

For additional information on our reportable segments as of December 31, 2004 see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Disclosures” and Note 2 to the Company’s consolidated financial statements for the year ended December 31, 2004.

Effective in the first quarter of 2005, we realigned our business into four units, namely Broadband Infrastructure, Wireless Infrastructure, Terminal Products (which will be reported as Handsets and our Personal Communication Division), and Global Service Solutions. Each unit will represent its own reporting segment, with the exception of Terminal Products, which will consist of two reporting segments.

MARKETS AND CUSTOMERS

Our products and services are being deployed and implemented in regions throughout the world in markets including China, Japan, India, Central and Latin America, Europe, Middle East and Africa, North America, and southeastern and northern Asia. China continues to be our largest market, representing approximately 79% of our overall revenue for the year ended December 31, 2004, 86% for the year ended December 31, 2003 and 84% for the year ended December 31, 2002. However our focus on geographic diversification and extensive work in new technology innovation is beginning to change the percentage of revenue attributed to various regions globally. Worldwide adoption of our technology and key customer wins in Europe and Africa, North America, Japan, India and the Central and Latin American regions have resulted in a shift in revenue with international (i.e., non-China regions) contributing 53% of total revenues for the fourth quarter and 21% of total revenues for the year ended December 31, 2004. Total revenue attributed to the United States totaled approximately 13%, 2%, and less than 1% of total revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

Global Customers

Our customers, telecommunications service providers, enable delivery of wireless and broadband access services including data, voice, and/or video communication services to their subscribers. They include but are not limited to, local, regional, national and international telecommunications carriers, including broadband, cable, Internet, and wireline and wireless providers. Telecommunications service providers typically require extensive proposal review, product certification, test and evaluation as well as network design, and, in most cases, are associated with long sales cycles. Our service provider customers’ networking requirements are influenced by numerous variables, including their size, the number and types of subscribers that they serve, the relative teledensity of the served geography and their subscriber demand for wireless and wireline communications and access services in the served geography. In 2004, the Guangdong and Jiangsu provinces accounted for 12% and 10% of our net sales, respectively. In 2003, the Hei Long Jiang province accounted for 11% of net sales; and in 2002, sales to the Zhejiang province accounted for 18% and sales to Softbank BB Corporation, an affiliate of SOFTBANK America Inc., a related party, accounted for 13% of net sales.

Global Sales and Service

Our worldwide sales organization consists of managers, sales representatives, network consultants and technical support personnel. We have field sales offices in several locations including China, Japan, India, the Central and Latin American region, the North American, European, Middle Eastern and African regions, and Southeast and North Asia regions. The majority of our products and services are sold and serviced by our direct sales and support staff.

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

China’s Market

China is currently our largest market and we believe that it will continue to be an important market for our current and future technologies and product development for the foreseeable future. To support this large and growing market, we have sales offices, manufacturing facilities and research and development centers throughout China that enable us to react and respond to our customers’ needs in an expeditious manner.

We believe that China continues to be one of the fastest-growing, largest communications markets in the world, and the Chinese government has committed to developing a powerful communications infrastructure in order to support demand for communications services in support of economic growth in the region. According to China’s State Statistics Bureau, China’s gross domestic product (“GDP”) grew 9.5% in 2004, and the GDP per capita surpassed $1,265 in 2004. The bureau also estimates that China’s GDP will grow by approximately 8.1% through 2006. We believe that China will continue to focus on its telecommunications infrastructure for the foreseeable future. Please refer to the table below for information, provided by China’s Ministry of Information Industry (the “MII”), regarding the increasing telecommunications spending in China:

	2004	% increase over 2003
	(in millions)
Telecommunications revenue	$62,500	12%
Telecommunications capital expenditure	$25,700	-3%
Fixed line subscribers	312.4	19%
Cellular subscribers	334.8	25%

Despite the increased teledensity rate of China’s fixed-line and cellular telephony to 25% and 26%, respectively, in 2004, the teledensity remains relatively low in comparison to that of developed countries. In contrast, fixed-line teledensity rates for the United Kingdom, France, Japan and the United States were 59%, 57%, 56%, and 62% respectively, according to a report published by the International Telecommunication Union in May 2004. We believe that China’s low teledensity will continue to drive the growth in its telecommunications market.

Although voice services predominantly drive China’s communications market growth, the increasing demand for broadband data and multi-media services also presents a growing opportunity in China. According to data provided by the MII, Internet users in China reached 94.0 million by the end of 2004, an increase of 18% from 2003. In order to support this growth in data traffic, service providers in China must continue to expand their networks. In 2004, China’s broadband users increased from 11.9 million at the beginning of the year to approximately 23.9 million at the close of 2004.

The following chart presents relevant historical and estimated data related to the development of China’s telecommunications, based on information provided by the MII:

	2000	2001	2002	2003	2004
China’s population (Millions)	1,267	1,276	1,286	1,293	1,300
China’s GDP per capita (RMB)	7,081	7,543	7,930	9,047	10,501
Fixed-line Telephone
Subscribers (Millions)	144.8	180.4	214.4	263.3	312.4
Teledensity	11%	14%	17%	20%	25%
Mobile Telephone
Subscribers (Millions)	84.5	144.8	206.6	268.7	334.8
Teledensity	7%	11%	16%	21%	26%
Internet
Users (Millions)	22.5	33.7	59.1	79.5	94.0
Teledensity	2%	3%	5%	6%	7%

Global Markets Outside of China

We have continued to offer our products in growing communications markets outside of mainland China (our “International Sales”), leveraging global sales operations in the Southeast and North Asia region, the Central and Latin American region, the European, Middle Eastern and African region, and the North American region. We continue to increase our penetration of these markets in several ways:

•       through direct sales offices located in key market regions;

•       by licensing our technology to local manufacturers where import taxation is favorable;

•       by developing local sales agency and distributor relationships within specific market regions; and

•       by establishing sales relationships with original equipment manufacturers.

Our International Sales division has continued to aggressively build regional in-country sales offices and local direct sales staff in order to provide support for our expanding global operations.

North America

With the completion of the acquisition of ACC in November 2004, North America became our second largest market in sales for 2004. Sales in North America are derived primarily from the CDMA handset product portfolio but also include both our broadband and wireless infrastructure products. We expect the North American market will continue to be our second largest market going forward.

We supply handsets and infrastructure solutions to some of the leading wireless carriers in North America including Verizon, Sprint, Cingular, T-Mobile, Bell Mobility and Metro PCS amongst others. In 2004, we also gained new customers amongst the emerging North American providers such as Vonage whose service is designed to enable anyone to make and receive phone calls—worldwide—with a touch-tone telephone using a high-speed Internet connection.

Japan

Japan was our third largest market in 2004 and also represents our largest market for broadband products. One of our key customers in Japan is Softbank Group (“SBB”), which is a related party to UTStarcom. SBB is a parent company to several of our key service provider customers in Japan, including Yahoo! BB and Japan Telecom. According to the Japan Ministry of Public Management, Yahoo! BB is the leading provider of broadband service in Japan with over 4.5 million IP-based ADSL lines as of December 31, 2004, representing over 35% of the total market in Japan. Yahoo! BB continues to expand and deploy our AN-2000 IP-DSLAM and iAN-8000 MSAN and mSwitch equipment in support of their Voice over Broadband and 8, 12, 26, 45 and 50 Mbps ADSL services.

In the fall of 2004, Yahoo! BB also launched its PON, or Passive Optical Network, fiber-based Hikari Service, which will enable the delivery of high-speed broadband voice, data and multi-media services over a single optical connection to the customer. We are providing both the network infrastructure and customer premise elements to support this GEPON service.

SBB Acquired Japan Telecom, LTD in July 2004, and has deployed our iAN-8000 Multi-service access node which is designed to enable Japan Telecom to offer the combination of the capabilities of a DLC, a next-generation VoIP Media Gateway and an IP DSLAM in a single multi-service access platform.

India

We continue to see growth opportunities in India for both our broadband and wireless products given its large population and low teledensity. According to the Telecom Regulatory Authority of India

(“TRAI”) as of December 31, 2004, India had a population of 1.07 billion and a low fixed line teledensity of approximately 4.4%.

We currently offer our AN-2000 Multi-Service Broadband Access, NetRing™ Optical Solutions and CDMA Wireless Access products and services in India. With over one million access lines deployed today, we anticipate that we will continue to implement and deploy our products and conduct trials with several operators, including Reliance Infocomm Ltd. and Bharat Sanchar Nigam Ltd.

We continue to focus on both customer development as well as the development of our research and development initiatives in India. We have research and development at our facilities in the New Delhi area, Guargan and Bangalore. We have also established local manufacturing of our AN-2000 technology in association with Himachal Futuristic Communications Limited.

Central and Latin America Region

We have established sales and service operations in support of the Central and Latin American region, and anticipate growth in this market in fiscal year 2005.

Our target markets in Central and Latin America include, but are not limited to, countries like Brazil, Mexico, Panama, Haiti, Honduras and Guatemala. We have shipped our AN-2000 Multi-Service Broadband Access and PAS wireless equipment to service providers and continue to perform extensive testing and certification for telecommunications carriers within these regions. In 2004, key customers in Central and Latin America included Telefonos de Mexico, S.A. in Mexico, Telefonica del Sur in Chile and Multifon in Honduras.

European, Middle Eastern and African Region

We continued to expand our presence in the European, Middle Eastern and African (“EMEA”) region in 2004, with both new customer wins and additional sales and service operations.

We offer our AN-2000, PAS, MovingMedia 2000 and MovingMedia 6000 products and services in each of these markets. We expect to continue to supply our products and conduct trials within this region in 2005.

Specifically, we have seen increased demand for our wireless data products as a result of increased consumer demand for faster and more comprehensive data services and proliferation of camera phones, advanced wireless handheld devices and other high data content products.

In 2004, new customers in EMEA included Versatel Nederland BV in the Netherlands, Tiscali S.P.A. in Italy and UK Broadband, a subsidiary of PCCW.

Southeast and North Asia Region

Southeast and North Asia is another region with a large population base and relatively low teledensity rate. We have established business operations as well as a sales and service presence to support various countries in this region including, but not limited to, Vietnam, Thailand and Taiwan. At the close of fiscal year 2004, our customers had approximately one million PAS subscribers in Vietnam and Taiwan utilizing our network infrastructure.

Key customers in the region include FITEL and Chunghwa Telecom Co. Ltd. in Taiwan, and Vietnam Post and Telecommunications Corporation in Vietnam.

Competition

We compete in the telecommunications equipment market, providing products and services for transporting data, voice and video traffic across traditional and IP based networks.

As we expand into new markets, we will face competition from both existing and new competitors, including existing companies with strong technological, marketing and sales positions in those markets.

We believe our competitive strengths are derived from three main tenets: our early entry and commitment to the development of all IP-based communications technologies; our experience in high-volume, low-cost manufacturing and large-scale technology deployments in China; and our commitment to developing comprehensive, end-to-end solutions for our carrier customers that allow them to capitalize on economies of scale and differentiate their service offerings.

By contrast, our competitive disadvantages include our relatively smaller size in terms of revenues and number of employees as compared to many of our competitors, our lack of history and experience in selling to many of the largest carriers in well-established markets and our lack of consumer visibility and brand recognition in markets outside of Asia.

Our principal competitors within our current product categories include the following:

WIRELESS INFRASTRUCTURE

PAS systems:   Lucent Technologies, Inc. and Zhongxing Telecommunications Equipment Corporation.

CDMA and WCDMA Systems:   Alcatel; LM Ericsson Telephone Company; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Samsung Electronics Co. Ltd.; Siemens AG and Zhongxing Telecommunications Equipment Corporation.

TD-CDMA Systems:   InterDigital Communications Corp.

mSwitch:   Alcatel; Cisco Systems, Inc.; Clarent Corporation; LM Ericsson Telephone Co.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; Motorola, Inc.; Nokia Corporation; Nortel Networks Corporation; Nuera Communications, Inc.; Siemens AG; Sonus Networks, Inc. and Zhongxing Telecommunications Equipment Corporation.

BROADBAND INFRASTRUCTURE

iAN-8000/MSAN and AN-2000/IP DSLAM:   Alcatel; Datang Telecom Technology Co. Ltd.; Huawei Technology Co., Ltd.; Lucent Technologies, Inc.; Tellabs, Inc. and Zhongxing Telecommunications Equipment Corporation.

HANDSETS AND CUSTOMER PREMISE EQUIPMENT

PAS handsets:   China PTIC Information Industry Corporation; Zhongxing Telecommunications Equipment Corporation; Lucent Technologies, Inc.; Amoi Electronics Company, Ltd.; Huawei Technologies Co, Ltd; Kyocera Corporation; Nippon Electric Corporation and Sanyo Electric Company, Ltd.

CDMA handsets:   LG Electronics, Inc.; Motorola, Inc.; Nokia Corporation; Samsung Electronics Co. Ltd. and Sanyo Electric Company, Ltd.

OPERATIONS

Employees

As of December 31, 2004, we employed a total of approximately 8,200 full-time employees. We also from time to time employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2004, approximately 3,600 were in research and development, approximately 700 were in manufacturing, approximately 3,400 were in marketing, sales and support, and approximately 500 were in administration. We had approximately 6,500 employees located in China, approximately 1,100 employees located in the United States, and approximately 600 employees in other countries. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that we have good employee relations.

Sales, Marketing and Customer Support

We pursue a direct sales and marketing strategy in China, targeting sales to telecommunication operators and equipment distributors with closely associated customers. We maintain sales and customer support sites in all major cities in China. Our customer service operation in Hangzhou, China, serves as both a technical resource and liaison to our product development organization. In China, customer service technicians are distributed in the regional sales and customer support sites to provide a local presence.

Our sales efforts in markets outside of China combine direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We maintain 48 sales and customer support offices in 29 countries covering the U.S., Canada, Latin America, the Caribbean, Europe, the Middle East, Africa, India, and the Asia-Pacific region.

To capture business opportunities in the growing telecommunication service market and further improve our customer service on a global basis, we plan to combine our China and International service operation teams to leverage the strengths from both teams. The new service organization is structured to provide traditional services such as Build, Operate, Turnover and System Maintenance, as well as to work closely with customers and research and development to develop and deliver value-added customized service solutions.

Manufacturing, Assembly and Testing

We manufacture or engage in the final assembly and testing of our mSwitch, PAS systems, handsets and AN-2000 products at our manufacturing facility in the Chinese province of Zhejiang. The manufacturing operations consist of circuit board assembly, final system assembly, software installation and testing. We assemble circuit boards primarily using surface mount technology. Assembled boards are individually tested prior to final assembly and tested again at the system level prior to system shipment. We use internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level.

Our manufacturing facility is ISO 9001-2000 certified. ISO 9001-2000 certification requires that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement which is periodically audited by an independent outside auditor.

We contract with third parties in China to undertake high volume assembly and manufacturing of our handsets and some high volume single boards for AN-2000, PAS and mSwitch system and we conduct final assembly, testing and packaging at our own facilities. In addition, we generally use third parties for high volume assembly of circuit boards.

We have also contracted with various suppliers to provide PAS wireless base station components for distribution under the UTStarcom label. In China, we undertake final assembly and test our wireless infrastructure products at our own facilities and have begun to manufacture some of these products ourselves.

Research and Development

We believe that continued and timely development and introduction of new and enhanced products are essential if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers’ needs. Our relationships with China’s MII and Telecommunications Administration and individual telecommunications bureaus and our full-service post-sale customer support in China provide our research and development organization with insight into trends and developments in the marketplace. The insight provided from these relationships allows us to develop market-driven products such as PAS, mSwitch and IP-DSLAM. We maintain a strong relationship between our research centers in the U.S. and China. We rotate engineers between the U.S. and China to further integrate our research and development operations. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China. We also have a development center in India to take advantage of the talent pool available there, and to support our operations in India. Our research and development centers are ISO 9001-2000 certified.

In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $219.0 million in 2004, $155.3 million in 2003, and $86.2 million in 2002.

Intellectual Property

Our ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We hold U.S. and foreign patents for our existing products expiring between 2014 and 2023, and have patents pending in both the U.S. and in foreign countries. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not be issued and any patents issued may not cover the scope of the claims sought in the applications. Additionally, issued patents may be found to be invalid or unenforceable in the courts of those countries where we hold or have filed for patents. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Additionally, patents that we hold in countries other than the United States do not afford any intellectual property protection in the United States. Please refer to the discussion of risks associated with our intellectual property in the section entitled “Management’s Discussion and Analysis of Financial Statement Results of Operations—Factors Affecting Future Operating Results.”

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” for a discussion of the impact of seasonality on our business.

ITEM 2—PROPERTIES

We lease properties in the United States, China and globally totaling approximately 1,372,000 square feet. These properties are used for corporate headquarters, sales and support offices, research and development and manufacturing purposes.

In North America, we have approximately 492,000 square feet of leased property used for the following purposes: approximately 63,000 square feet for our corporate headquarters in Alameda, 210,000 square feet for research and development, 88,000 square feet for sales and services, and 131,000 square feet for our new Personal Communications Division including 5,000 square feet of retail space.

We lease approximately 730,000 square feet of property in China. Approximately 85,000 square feet are for corporate offices in Beijing, approximately 200,000 square feet are for sales and support offices, approximately 230,000 square feet are used for manufacturing, and approximately 215,000 square feet are used for research and development.

In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone. As of December 31, 2004, we have substantially completed the construction of a 1,150,000 square foot manufacturing facility at this location which was put in use in October 2004. The facility houses our manufacturing operations and administrative offices. We anticipate the completion of the remaining construction by the second quarter 2005.

We believe our existing facilities and equipment are well maintained and in good operating condition, and we believe our facilities are sufficient to meet our needs for the foreseeable future.

ITEM 3—LEGAL PROCEEDINGS

Securities Class Action Litigation

On October 26, 2004, an alleged former shareholder of the Company filed a class action complaint in the United States District Court for the District of Idaho against us and two of our directors and/or officers, purporting to assert claims under the federal securities laws on behalf of a class of purchasers of the Company’s publicly traded securities in the period from April 16, 2003 through September 20, 2004. Among other things, the complaint refers to our disclosures as to “significant control deficiencies” related to revenue recognition and as to the deferral of revenue recognition on a particular transaction and the related lowering of our financial guidance. The complaint further alleges that the defendants previously made positive statements regarding our business and financial performance that were false and misleading because such statements, among other things, failed to disclose problems with our internal controls and revenue recognition policies and procedures and failed to disclose that the revenue on the transaction at issue would need to be deferred, which allegedly caused the price of our publicly traded securities to be artificially inflated. The complaint claims that the plaintiff and other class members were damaged as a result thereof, and seeks monetary recovery in their favor in an unspecified amount.

Four similar class action complaints were later filed in the United States District Court for the Northern District of California against us and several of our directors and officers. In both the Idaho court and the California court, competing motions were filed for appointment of lead plaintiff and approval of lead plaintiffs’ counsel, and in the California court various motions for consolidation of actions were filed as well. On March 15 and 16, 2005, the California court entered orders consolidating the cases pending in that court, appointing the lead plaintiff and approving the lead plaintiff’s counsel. Pursuant to those orders, a consolidated complaint is to be filed in that court within 60 days thereafter. On April 6, 2005, the Idaho court entered an order appointing the lead plaintiff and approving the lead plaintiff’s counsel.

This class action litigation is in its preliminary stages, and we cannot predict its outcome, as the litigation process is inherently uncertain. However, we believe that the allegations and claims in this litigation are without merit and that we have valid defenses, and we intend to contest such allegations and claims and defend ourself vigorously. If the outcome of the litigation is adverse to us and if, in addition, we are required to pay significant monetary damages, our business would be significantly harmed. At a minimum, this litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business. As of December 31, 2004, no loss amount has been accrued because a loss is not considered probable or estimable.

Shareholder Derivative Litigation

On August 31 and September 2, 2004, respectively, two shareholder derivative actions were filed in the Superior Court of California, Alameda County, by alleged shareholders of the Company purporting to assert, on our behalf, claims of breach of fiduciary duty against certain of our current and former directors and officers, and also naming us as a nominal defendant. The complaints in these actions refer to our disclosures as to an Audit Committee investigation into revenue recognition issues and as to “significant control deficiencies” related to revenue recognition. The complaints further allege that the individual defendants ignored problems with our accounting and internal control practices and procedures and breached their fiduciary duties by failing to maintain adequate internal accounting controls or to make good faith efforts to do so. Plaintiffs claim that such alleged breaches damaged the Company, and they seek monetary recovery against the individual defendants and in favor of the Company, as well as equitable relief. In addition, plaintiffs claim that they should be excused from pre-suit demand requirements based on allegations that our Board of Directors could not have fairly evaluated such pre-suit demand, and thus that such demand would have been futile. On November 22, 2004, the Court entered an order consolidating the two actions and appointing lead plaintiffs’ counsel.

On November 23 and December 2, 2004, two related shareholder derivative actions were filed in the same court. On January 13, 2005, the Court consolidated these two newer cases with the previously consolidated actions, and directed plaintiffs to prepare and file an amended consolidated complaint, which plaintiffs filed on January 31, 2005. On March 17, 2005, we filed a motion, joined by other defendants, seeking dismissal of the consolidated complaint for failure to adequately plead futility of the pre-suit demand.

This derivative litigation is in its preliminary stages, and we cannot predict its outcome, as the litigation process is inherently uncertain. However, we believe that plaintiffs’ allegations of “demand futility” are without merit, and we intend to contest those allegations vigorously. At a minimum, this derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business. As of December 31, 2004, no loss amount has been accrued because a loss is not considered probable or estimable.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us. The order dismisses all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against us continues, we believe we have valid defenses and we intend to defend the case vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore we are unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigation

We have sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California. On March 22, 2004, we filed our Complaint. On June 3, 2004, we served our Complaint on Starent. On July 30, 2004, Starent filed and served its answer and counterclaims. On August 30, 2004, we served and filed our Amended Complaint. In our Amended Complaint, we assert that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway. We seek, inter alia, compensatory damages and injunctive relief. Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004. In its answer and counterclaims, Starent denies our allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid and is unenforceable. The Court held an initial case management conference on November 2, 2004 and scheduled a hearing to construe the claims of the patent-in-suit for June 30, 2005. At that time the Court will hold an additional case management conference to schedule a date for trial. On February 17, 2005, we filed a motion for a preliminary injunction against Starent’s use, sale, and offer for sale of products having the infringing feature. A hearing on our motion is set for May 11, 2005. Although we cannot reliably predict the outcome of this litigation, we believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of our operations.

Fenner Investments Patent Infringement Litigation

On January 6, 2005, Fenner Investments, Ltd. filed suit against us and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. The suit alleges that unspecified products and services infringe two Fenner patents and seeks compensatory and injunctive relief. On March 1, 2005, we filed a motion to dismiss the complaint due to improper venue; no hearing is yet scheduled for this motion. This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain. We intend to contest the allegations and claims and defend ourselves vigorously. If the outcome of the litigation is adverse to us and if, in addition, we are enjoined or required to pay significant monetary damages, our business may be harmed. At a minimum, this litigation could result in substantial costs and divert our management’s attention and resources, which could harm our business.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
Fiscal 2003
First Quarter	$23.90	$16.56
Second Quarter	35.86	19.70
Third Quarter	46.45	31.18
Fourth Quarter	39.07	30.85
Fiscal 2004
First Quarter	$41.34	$28.75
Second Quarter	31.52	25.75
Third Quarter	29.22	13.71
Fourth Quarter	22.35	16.74

Our common stock has been traded on The Nasdaq National Market (“NASDAQ”) under the symbol UTSI since our initial public offering on March 3, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on NASDAQ for the periods indicated. As of March 31, 2005, we had approximately 194 stockholders of record.

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2004, about equity awards under our equity compensation plans:

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders(2)	17,194,626	(3)	21.12	6,186,487	(4)
Equity compensation plans not approved by security holders	1,341,259	(5)	28.55 (6)	217,763	(7)
Total	18,535,885		21.64	6,404,250

(1)          See Note 15 of our “Notes to Consolidated Financial Statements” for a description of our equity compensation plans.

(2)          Includes the 1997 Stock Plan which provides for an annual increase in the number of shares available for issuance under the plan equal to (i) 4% of the outstanding Shares on such date, (ii) 6,000,000 shares or (iii) a lesser amount determined by the Board, and the 2000 Employee Stock Purchase Plan, which provides for an annual increase in the number of shares available for issuance under the plan equal to (i) 2% of the outstanding shares on such date, (ii) 2,000,000 shares or (iii) a lesser amount determined by the Board.

(3)          Includes shares of common stock to be issued upon exercise of options granted under our 1995 Stock Plan, 1997 Stock Plan and 2001 Director Option Plan.

(4)          Includes 2,826,910 shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan, 2,479,577 shares of common stock available for issuance under our 1997 Stock Plan and 880,000 shares of common stock available for issuance under our 2001 Director Option Plan. There are no shares available for issuance under the 1995 Stock Plan.

(5)          Includes 1,274,287 options outstanding under the 2003 Non-Statutory Stock Option Plan, a maximum of 49,030 performance shares outstanding under the Advanced Communication Devices Corporation Incentive Program and a maximum of 17,942 performance shares outstanding under the Issanni Communications, Inc. Incentive Program. Does not include 11,453 shares and 8,580 shares of common stock subject to outstanding options with a weighted-average exercise price of $2.69 that were assumed in our acquisitions of Advanced Communication Devices Corporation, and RollingStreams Systems, Ltd., respectively.

(6)          Represents the average weighted exercise price of 1,274,287 options outstanding under the 2003 Non-Statutory Stock Option Plan. Excludes performance shares outstanding under the Advanced Communication Devices Corporation Incentive Program and the Issanni Communications, Inc. Incentive Program because performance shares do not have an exercise price.

(7)          Includes 217,763 shares of common stock available for issuance under our 2003 Non-Statutory Stock Option Plan.

ITEM 6—SELECTED FINANCIAL DATA

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Historical results are not necessarily indicative of results that may be expected for any future period. The Company filed an Amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales(1)	$2,703,581	$1,965,187	$981,806	$626,840	$368,646
Gross profit	601,601	624,385	345,472	224,548	128,181
Operating income(2)	49,902	261,738	145,962	76,728	33,780
Net income	73,415	215,532	107,862	56,954	27,993
Net income available to common stockholders	73,415	215,532	107,862	56,954	27,013
Basic earnings per share:
Income from continuing operations	$0.64	$2.08	$0.98	$0.56	$0.35
Cumulative effect on prior years of the application of SAB 101, “Revenue Recognition in Financial Statements”	—	—	—	—	(0.01)
Net income	$0.64	$2.08	$0.98	$0.56	$0.34
Diluted earnings per share:
Income from continuing operations	$0.56	$1.75	$0.94	$0.52	$0.28
Cumulative effect on prior years of the application of SAB 101, “Revenue Recognition in Financial Statements”	—	—	—	—	(0.01)
Net income	$0.56	$1.75	$0.94	$0.52	$0.27

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$562,532	$377,747	$231,944	$321,136	$149,112
Working capital(3)	1,117,497	883,334	568,215	591,103	369,861
Total assets	3,316,005	2,244,050	1,305,552	1,005,880	591,837
Total short-term debt	351,183	1	—	58,434	43,381
Long-term debt	410,655	410,655	—	12,048	12,048
Total stockholders’ equity	$1,365,372	$893,331	$766,395	$681,887	$412,319

(1)          On November 1, 2004, the Company completed its acquisition of Audiovox Communication Corporation. Revenue for the two months ended December 31, 2004 from this acquisition was $277.4 million.

(2)          Operating income for the year ended December 31, 2004 included an $11.5 million charge associated with the impairment of various assets, including $7.0 million of goodwill, related to the substantially abandoned operations of Hyundai Syscomm, Inc. See Note 10 to the Consolidated Financial Statements. Operating income for the year ended December 31, 2003 included a charge of $10.7 million for in-process research and development associated with various acquisitions.

(3)          Working capital is equal to current assets less current liabilities.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following:  our expectations as to the nature of possible trends; our expectations regarding continued growth in our business and operations; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use our cash, debt or securities to acquire or invest in complementary businesses, technologies or product offerings; our expectation that there will be increases in selling, marketing, research and development, and general and administrative expenses; our expectations regarding future growth of our business and operations; our expectation that we will continue to invest significantly in research and development; our expectations regarding the status of products under development; our expectations regarding our future investments; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of a 3G network in China; our expectations regarding the impact of a reorganization of China telecommunication companies; our expectations regarding the growth of China’s telecom markets; our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China and other international markets; our expectations regarding market share percentages for our products; our expectations regarding the future allocation of net sales by product group; our expectations regarding efficiencies we hope to achieve in supply chain capability; and our expectations regarding our expansion into new markets around the world. Additional forward-looking statements may be identified by the words, “anticipate,” “expect,” “believe,” “intend,” “will” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003

We filed the Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 to reflect the restatement of our consolidated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and certain corresponding changes described below.

As part of the financial closing process for the year ended December 31, 2004, we identified certain errors resulting in a restatement which decreased the provision for income taxes and increased net income by $20.7 million for the year ended December 31, 2003. In addition, as a result of the correction of the tax provision, retained earnings was increased by $20.7 million, additional paid-in capital was increased $0.9 million, income taxes payable was decreased by $2.5 million, other long-term assets were increased by

$21.6 million, prepaids were increased by $2.8 million and other current assets were reduced by $5.3 million. There was no net effect on cash provided from operating activities as a result of this error.

During the evaluation of the errors related to the income tax provision, we determined that an additional reclassification of reported 2003 results was required. Specifically, cost of sales and other income both increased by $3.5 million for the year ended December 31, 2003 to properly classify certain incentive payments received for exports and value-added taxes in China.

In addition to the errors in the 2003 tax provision, we did not correctly identify a related party that is deemed a variable interest entity and for whom we are considered the primary beneficiary in accordance with FASB Interpretation No. 46 (“FIN 46”). We have corrected our 2003 financial statements to reflect the consolidation of this variable interest entity, MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”). At December 31, 2003, this consolidation resulted in a $5.5 million increase in total assets and a $0.7 million increase in total liabilities. There was no effect on net income as a result of this consolidation.

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue sharing arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, we determined that an impairment charge should have been recorded in 2003 when these conditions should have been identified. Accordingly, an impairment charge of $7.4 million, net of tax, was recorded, which decreased both total assets and equity by $7.4 million at December 31, 2003.

In addition, we identified the following revisions in classification during the preparation of the restated consolidated financial statements:

(1)   Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all years presented;

(2)   Certain other long-term assets increased and intangible assets decreased by $1.7 million at December 31, 2003;

(3)   Changes in restricted cash had been incorrectly categorized as a part of operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS 95”). Accordingly, we have reflected this change in categorization in the Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003. The change for 2003 and 2002 is an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $3.2 million and $21.3 million, respectively, and there was no change for 2001; and

(4)   A related party which is 31% owned by an individual related to a member of our Board of Directors and associated transactions have been identified. See Note 22 to the Consolidated Financial Statements.

EXECUTIVE SUMMARY

We design, manufacture and sell telecommunications equipment and products and provide services associated with their installation, operation and maintenance. Our products are deployed and installed primarily by telecommunications wireless and wireline service providers. We provide an extensive range of products for transportation of voice, data and video traffic for service providers around the world. Our business is conducted globally in China, Japan, India, the Central and Latin American region, North America, the European, Middle Eastern and African region, and southeastern and northern Asia. Our objective is to be a leading global provider of Internet Protocol (“IP”) networking products and services. We differentiate ourselves with products designed, developed and commercialized to reduce network complexity, integrate high performance capabilities and that allow a simple transition to next generation networks. This results in deployments, maintenance and upgrades that are both economical and efficient, and that we believe allow operators to earn a high return on their investment. Our technologies and products fall into three major categories:

•  Wireless Infrastructure:  technologies and products that enable end users, or subscribers, to send and receive voice and data communication in either a fixed or mobile environment using wireless devices;

•  Broadband Infrastructure:  technologies and products that enable end users to access high-speed, cost effective fixed data, voice and media communication; and

•  Handsets and Customer Premise Equipment:  consumer devices that allow customers to access wireless and broadband networks.

Our products within each of these categories include multiple hardware and software subsystems that can be offered in various combinations to suit individual subscriber needs. Our system technologies and products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, IP and wireless network rollouts. Our system technologies are also designed to allow timely and cost-efficient transition to future next-generation network technologies, enabling our service provider customers to protect their initial infrastructure investments.

In 2004, we had approximately $2.7 billion of revenue, a 38% increase over 2003, with cost of sales of $2.1 billion, which increased by 57% compared to 2003. The growth in revenue was driven by our globalization efforts in gaining sales revenue outside of China as well as $277.4 million of incremental revenue from our acquisition of ACC in November 2004. We believe China remains one of the fastest growing telecommunications markets in the world. China continued its growth in fixed-line, mobile telephone and internet subscribership, with approximately 647.2 million subscribers in 2004, a 6% increase from 2003, according to a report published in January 2005 by China’s MII. We believe this subscriber growth continued to support the demand for our PAS services and handsets. We use subscriber growth statistics to gauge future inventory purchasing requirements, as well as to forecast our anticipated revenue growth.

Historically, substantially all of our sales have been to service providers in China. We derived 79% of our sales for the year ended December 31, 2004 from China in comparison to 86% in 2003. In 2004, we earned 13% of our sales from North America. North America replaced Japan as our second largest market in 2004 as a result of our global expansion efforts and the ACC acquisition. We continued expanding our sales efforts to include other communications markets, such as markets in the Central and Latin American region, the European, Middle Eastern and African region, the North American region, and the Southeast and North Asia region. We intend to penetrate these markets through direct sales offices located in key market regions, by licensing our technology to local manufacturers where import taxation is favorable, by developing local sales agency and distributor relationships within specific market regions, and by establishing sales relationships with original equipment manufacturers. Our sales division has continued to establish regional offices and local direct sales representative offices to provide support for our expanding global sales operations.

The following table summarizes our net sales by geographic region:

	Years ended December 31,
	2004		2003		2002
	(in thousands)
Sales by region
China	$2,133,292	79%	$1,680,821	86%	$822,299	84%
North America	341,751	13%	31,908	2%	2,436	0%
Japan	156,416	6%	194,894	10%	130,104	13%
Other	72,122	2%	57,564	2%	26,967	3%
TOTAL NET SALES	$2,703,581	100%	$1,965,187	100%	$981,806	100%

The number of competitors for communications access and switching systems and handsets in China grew in 2004 in line with China’s growing telecommunications market. This growth led to competitive pricing pressure, causing our average selling prices to decrease by 10% to 20%  in 2004 relative to 2003 levels. We continued to develop products with more advanced features and to enhance the features of our existing products in 2004, which we believe will enable us to offer our customers a more advanced product at a higher average selling price in future periods. In addition, we intend to continue to work to reduce the cost of manufacturing our products by streamlining our design and engineering functions.

In an effort to penetrate new markets around the world, support our growing business and expand our product offerings, we continued to invest resources in our selling, administrative and research and development groups in 2004. These costs are expected to increase in the near future as we proceed with our expansion into other markets. Operating costs as a percentage of revenue were 20% in 2004 compared to 18% in 2003.

In 2004, we had negative net cash flow from operating activities, mainly due to increases in accounts receivable and inventory balances. Our accounts receivable and inventory balances increased at December 31, 2004, as compared to 2003, and can be attributed to our global expansion efforts including the sales generated by our Personal Communications Division (“PCD”), our new division formed in connection with the ACC acquisition.

KEY ACQUISITIONS AND OTHER TRANSACTIONS

Since our incorporation, we have focused our resources on developing products for the global communications market. In particular, we have made several key strategic acquisitions to acquire additional resources to further this development in recent years. These acquisitions were accounted for as purchases, and the results of operations of the acquired companies have been included in our consolidated financial statements from the closing dates of the acquisitions.

Our acquisitions often result in a one-time charge to operating expenses related to products under development that have not yet reached technological feasibility, or in-process research and development (“IPR&D”). A project is classified as IPR&D if there are significant risks associated with completing the development of the acquired technology including both technological and commercial risks. When assessing IPR&D projects, we consider the key project characteristics as well as its future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles and the product’s development stage.

In connection with acquisitions, we often issue stock-based incentives that vest according to terms established in the acquisition agreement. Historically, our stock-based incentives have vested based upon the achievement of product development milestones, the meeting of revenue targets or the duration of employment.

Giga Telecom, Inc.

On October 29, 2004, UTStarcom CDMA Technologies Korea Limited, a limited liability company organized under the laws of Korea and our wholly owned subsidiary (“UTStarcom Korea”), entered into an Asset Purchase Agreement with Giga Telecom, Inc. (“Giga”), a Korean corporation that develops and manufactures wireless handsets. Pursuant to the Asset Purchase Agreement and related ancillary agreements, UTStarcom Korea will pay $18.6 million for certain assets relating to the research and development of CDMA wireless products, of which (i) $13.0 million will be paid in cash at the closing, (ii) $1.6 million pursuant to a separate arrangement in respect of certain services rendered by Giga relating to the design of wireless handsets for UTStarcom Korea, is to be applied against the purchase price, and (iii) $4.0 million is to be paid in three separate installments tied to certain product design and production milestones. We completed the acquisition on January 4, 2005, and at the closing, $13.0 million in cash was paid and an additional $2.0 million was paid into an escrow account that will be held by us for a period of six months.

Audiovox Communications Corporation

On November 1, 2004, we completed our acquisition of ACC, the wireless handset division of Audiovox Corporation, and acquired select assets and liabilities, including inventories, prepaids, payables, accrued expenses and the right to hire approximately 250 employees for $165.1 million in cash. We acquired ACC’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators in North and South America.

In consummating this acquisition, we obtain access to ACC’s distribution channel into the CDMA handset market particularly in North America. We believe this distribution channel strengthens our position in the handset market by providing additional volume to benefit economies of scale in manufacturing, sourcing and development. We also plan to improve gross margins on the sale of ACC’s CDMA handsets by supplying products we manufacture to ACC.

Based in part on an independent valuation, the allocation of the purchase price to intangible assets is comprised of  customer/dealer relationships of $24.4 million, supplier relationships of $5.3 million, non-compete agreement of $10.8 million, backlog of $3.2 million, trade name of $4.0 million, and goodwill of $74.1 million. No amount was allocated to IPR&D.

TELOS Technology, Inc.

On May 19, 2004, we completed our acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. and its subsidiaries (“TELOS”). TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.0 million. We paid $29.0 million in cash, in addition to $1.0 million of acquisition-related transaction costs. Within one year of the acquisition date, additional payments totaling a maximum of $19.0 million may become payable based upon revenue recognized from the sale of TELOS products. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations.”  As of December 31, 2004, no additional payments or accruals were required.

The existing technology acquired included the entire TELOS product family of CDMA softswitch technology products, supporting servers and operations maintenance centers. CDMA technology is the common platform on which second and third-generation wireless data services and applications are built. By assigning unique codes to each communication to differentiate it from others in the same spectrum,

CDMA technology allows many users to occupy the same time and frequency allocations in a given band or space. The amount of the purchase price allocated to existing technology was $15.9 million. The TELOS product line will be integrated with our suite of CDMA products, strengthening our existing CDMA product portfolio.

In addition to developed product technology, we acquired fixed assets, IPR&D, an assembled workforce of approximately 60 employees, customer relationships and recorded goodwill. The amount of the purchase price allocated to IPR&D of $1.4 million was charged to our results of operations, as no alternative future uses existed at the acquisition date. In assessing TELOS IPR&D projects, we considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects. We also considered the rate at which technology changes in the telecommunications equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets. We recorded $6.4 million of goodwill related to this acquisition.

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

As of December 31, 2004, one project was completed and for the other project, the estimated completion date is June 2005, with estimated remaining costs to complete of $0.6 million.

Hyundai Syscomm, Inc.

On April 27, 2004, we completed our acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to HSI’s CDMA infrastructure business for markets outside of Korea. Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million excluding transaction costs of $1.8 million. Approximately $7.3 million in cash was paid at the closing date and an additional $3.0 million in cash is payable one year from the closing date. The remaining purchase price was comprised of $2.0 million to be paid by us upon the completion of HSI’s training of our manufacturing employees in China under the terms of a Training Services Agreement. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with SFAS 141. In conjunction with this transaction, we loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan is due in April 2005. We may offset HSI’s payment obligations against the outstanding $3.0 million of the purchase price and any other liabilities.

Under the terms of the transaction with HSI, we acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were the base transceiver station (“BTS”) and base station controller (“BSC”) product lines. BTS is the antenna and radio equipment that enables wireless devices to communicate with a land-based transmission network in a given range. BSC performs radio signal management functions for BTS, managing functions such as frequency assignment and handoff. As part of the asset purchase agreement, we entered into a training services agreement with HSI, whereby HSI employees were to provide technical training to our manufacturing staff in China for the ninth-month period subsequent to the acquisition. This technology and technological know-how will strengthen our existing CDMA product portfolio and the development of future CDMA technology.

In addition to acquiring existing technology, we entered non-compete and licensing agreements with HSI. The non-compete agreement prohibits HSI from competing against us in all countries except Korea for four years from the valuation date. The licensing agreement requires that HSI pay us 1% of revenue as a royalty for the usage of the intellectual property that we acquired under the terms of the acquisition for fifteen years subsequent to the valuation date. There were no IPR&D projects acquired.

We initially recorded goodwill of $6.8 million in connection with the acquisition and subsequently increased the amount of goodwill by $0.2 million upon the completion of the purchase price allocation. We encountered difficulties integrating the HSI operations into our operations after the acquisition. In the fourth quarter of 2004, we decided to wind-down the legacy operations and transfer employees and tangible assets to support our handset engineering operations in Korea during the first quarter of 2005. The decision to abandon the operations occurred within nine months of the acquisition and before the HSI operations were integrated into our Company. Therefore, in accordance with SFAS 142, we have written off the entire goodwill of $7.0 million associated with this acquisition. We have also written off all of the remaining values of the intangible assets associated with this acquisition including $3.1 million of purchased technologies, $0.6 million related to non-compete agreements, and $0.8 million related to a license agreement with HSI. At December 31, 2004, we believed we would utilize most of HSI’s tangible assets to support our new handset design center. If any assets will not be utilized in support of the handset design center, the net book value of those assets will be written off. We expect to complete the evaluation and decision during the second quarter of 2005.

CommWorks

On May 23, 2003, we completed our acquisition from 3Com Corporation, a Delaware corporation, (“3Com”) of selected assets and liabilities from 3Com’s CommWorks division (“CommWorks”). We funded the consideration for the acquisition from cash on hand, and paid $100.0 million in cash and incurred transaction and other related costs of $9.3 million.

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

Based on an independent valuation, $1.3 million of the purchase price was allocated to IPR&D and was charged to our results of operations, as no alternative future uses existed at the acquisition date.

As of the date of the acquisition, CommWorks had two projects under development that qualified for IPR&D, SLAP and High Density Voice (“HDV”) 2.0. SLAP is an IPR&D project in the Wireless division of CommWorks. It is an interface that connects our products with radio switch manufacturers’ products in China in order to connect a cellular network to the Internet. HDV 2.0 is an IPR&D project in the Broadband infrastructure product line of CommWorks. HDV 2.0 utilizes software technology to increase data capacity for VoIP solutions. Both the SLAP and HDV 2.0 projects were completed and commercialized in 2004.

RollingStreams

On June 30, 2003, we completed the acquisition of RollingStreams Systems, Ltd. (“RollingStreams”), a development-stage company, pursuant to a share exchange agreement. RollingStreams designs streaming, end-to-end TVoIP products and services for telecommunications operators and broadband service providers. Our investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all of the outstanding shares of RollingStreams, other than those already held by us prior to the acquisition, was 301,074 shares of our common stock. In addition, we assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of our common stock, valued at $0.5 million. Of the 301,074 shares, 164,115 shares valued at $5.8 million, were issued at the closing, 28,696 of which are held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. The 28,696 shares held in escrow were released and issued in 2004. Up to 136,959 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period. No shares have been issued pursuant to the earnout as of March 31, 2005.

The amount of the purchase price allocated to IPR&D was $6.2 million, based on an independent valuation. This amount was charged to our results of operations, as no alternative future uses existed at the acquisition date.

As of the date of the acquisition, RollingStreams had one project under development that qualified for IPR&D, MediaSwitch. MediaSwitch is an end-to-end solution designed for telecom operators and broadband service providers to deliver broadcast quality TV and on-demand entertainment services over Internet Protocol networks.

MediaSwitch is considered an IPR&D project because there are significant risks associated with the development of this technology. These risks include technological and commercial risks. The technological risks stem from the fact that the technology was 70% complete at December 31, 2003. As of December 31, 2004, the project was completed and no further cost is anticipated.

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

Equity Transactions

On January 14, 2004, we sold 12.1 million shares of common stock at $39.25 per share in a privately negotiated transaction to an institution, for net proceeds of approximately $474.6 million. The net proceeds are intended to fund strategic and general corporate activities, including, but not limited to, acquisitions, investments, working capital or capital expenditures. During the first and second quarters of  2004, we used a portion of the capital raised to repurchase a total of 3.6 million shares of our common stock, at an average price of $30.25 per share and a total cost of $107.6 million, including transaction  fees.

On April 5, 2003, we repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions.

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

Concurrent with the issuance of the convertible notes, we entered into a convertible bond hedge and a call option transaction with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from the conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

RESULTS OF OPERATIONS

Our net sales consist of product and service sales within three broad telecommunications product lines; wireless infrastructure, broadband infrastructure and handsets and customer premise equipment. Wireless infrastructure is primarily comprised of the PAS and CDMA products. Broadband infrastructure is primarily comprised of the AN-2000, iAN-8000, IP-DSLAM, GEPON, NetRing™ and other wireline products. The handsets and customer premise equipment products include PAS handsets, CPE and CDMA handsets that were introduced in the fourth quarter of 2004. With many of our product sales, we provide installation services. Additionally, we provide maintenance services for some of our products. For each of the years ended December 31, 2004, 2003 and 2002, total services sales accounted for less than 10% of net sales.

Approximately 79%, 86% and 84% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively, were in China. Accordingly, our business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China, and by the general state of China’s economy for the foreseeable future. For example, we experienced lower demand for our products in China in the fourth quarter of 2004 resulting from the slowdown in China’s economy as well as from the maturation of the PAS market. Our results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in the telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation. We extend credit to our customers in China without requiring collateral. We monitor our exposure for credit losses and maintain allowances for doubtful accounts. Business activity in China and many other countries in Asia decline considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have typically been lower than sales during the fourth quarter of the preceding year, and we expect this trend to continue.

Cost of sales consists primarily of materials costs, fees to agents, costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training and overhead and warranty costs. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers to manufacture and assemble most of our handsets.

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

Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of reduced sales. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization, and, as a result, our sales and marketing expenses will increase in future periods. We also expect that in support of our continued growth, general and administrative expenses will continue to increase in the foreseeable future.

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, the cost of parts for prototypes, equipment depreciation and third party development expenses. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of lower sales. We believe that continued investment in research and development is critical to our long-term success. Accordingly, we expect that our research and development expenses will increase in future periods.

Income tax expense is based upon a blended effective tax rate based upon our expectation of the amount of income to be earned in each tax jurisdiction. The primary drivers for income tax expense include both the total amount and geographic source of the income earned. We use credits and other tax incentives to minimize our income tax expense. Income tax expense as a percentage of income before taxes will increase if relatively more income is earned in higher tax jurisdictions.

NET SALES

The following table summarizes our net sales by product line:

	Years ended December 31,
	2004		2003		2002
	(in thousands)
Sales by product line
Wireless infrastructure	$1,395,521	52%	$720,555	37%	$447,096	46%
Handsets and customer premise equipment	1,026,483	38%	983,392	50%	376,805	38%
Broadband infrastructure	281,577	10%	261,240	13%	157,905	16%
TOTAL NET SALES	$2,703,581	100%	$1,965,187	100%	$981,806	100%

Fiscal 2004 vs. 2003

The 38% increase in sales from $2.0 billion in 2003 to $2.7 billion in 2004 was primarily attributable to increased demand for our products and services and results of our geographic expansion into other markets. Our new customer wins in prior years continued to contribute to the increased demand for our products and services. In addition, our recent acquisitions also attributed to our growth in sales. For example, our PCD division contributed $277.4 million in sales since the acquisition on November 1, 2004.

Net sales growth, excluding PCD, was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures. Wireless infrastructure revenues are generally affected by the timing of customer acceptance. In 2004, the percentage of total sales for our wireless product line increased from 37% to 52% generally as a result of our international customers who undertook a number of wireless infrastructure expansion projects including the broadband fiber-to-the-home projects in Japan. While we experienced an increase in our wireless infrastructure revenue between 2004 and 2003, our handset revenue remained relatively flat as a result of a combination of factors. For one, our handset revenue in China decreased by approximately $225.9 million due primarily to lower average selling prices resulting from increased competition by 10% to 20%, depending on products, while units of shipment remained at the same level as last year. Secondly, the decline in China handset revenue was offset by $277.4 million in handset revenue recognized in the fourth quarter of 2004 by PCD. We believe that in 2005 we will maintain approximately 55% to 60% percent market share in China for PAS wireless infrastructure and 50% to 55% percent market share for PAS handsets as smaller competitive handset vendors exit the market. Additionally, we expect that with the addition of PCD, total handset revenue will represent 50% to 60% of our net sales in 2005. Sales to related parties decreased from 9.4% in 2003 to 5.4% in 2004 of total net sales. See “—Related Parties” for further discussion.

Most Chinese carriers have three levels of operations; the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels are independent legal entities and have their own corporate mandate. The purchasing decision making process may take various forms for different projects and may also differ significantly from carrier to carrier. We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At December 31, 2004, and 2003, we had 31 customers in China. In 2004, the Guangdong and Jiangsu provinces accounted for 12% and 10% of our net sales, respectively. In 2003, the Hei Long Jiang province accounted for 11% of our net sales.

In the case of PAS systems, all China Netcom contracts are negotiated and entered into between the provincial operators and the Company. However, thecentral headquarters of China Telecom recently began exerting more influence in the purchasing decision-making process by negotiating contractual terms, such as purchase price, payment terms, and acceptance clauses at the central level. The provincial operator then further negotiates the contract based on the guidelines provided by the headquarters. Final contracts are entered into between the provincial operator and the Company. However, if this trend of centralized decision-making expands to unified purchasing, resulting in the negotiation and execution of contracts at the central headquarter level, there may be a concentration of customers which could have a significant impact on our business.

Three months ended December 31, 2004 and 2003

In the fourth quarter 2004, net sales increased by $103 million or 16% over the fourth quarter of 2003. This increase was driven by the PCD division, which contributed $277.4 million in sales in the fourth quarter 2004. Excluding the impact of the PCD acquisition, our sales declined in the fourth quarter 2004 by 27 % compared to the prior year. The revenue from our Wireless products experienced a decline in the fourth quarter of 2004 primarily due to the delay of revenue recognition for our PAS infrastructure products due to extended period for product acceptance due to certain new contract terms. In addition, our revenue growth continued to be impacted negatively by the maturity of PAS market infrastructure.

The percentage of revenue generated outside of China exceeded 53% of total sales in the fourth quarter 2004  versus 13% of total sales in the fourth quarter 2003. Excluding PCD, there was a 37% increase in sales from $83 million in the fourth quarter 2003 to $114 million in the fourth quarter 2004. This was primarily due to telecommunication providers expanding their infrastructure requirements. In addition, there was an increase in our Broadband product sales due to the introduction of our GEPON and NetRing™ products.

Fiscal 2003 vs. 2002

The 100% increase in sales from $981.8 million in 2002 to $1,965.2 million in 2003 was primarily attributable to increased demand for our products and services, the continued strength of our sales in China, as well as an increase in our global sales. Net sales growth was due to an increase in subscribers, which required telecommunication providers to expand their telecommunication infrastructures. As a result, we had more sales to customers that were expanding their existing networks in 2003. Approximately 30% of our sales in 2003 were attributable to new customers compared to 54% of sales to new customers in 2002. In addition to increasing the amount of infrastructure sales, this increase in subscribers also led to an increase in customer demand for handsets. Sales to related parties decreased from 13% in 2002 to 9% in 2003 of total net sales. See “—Related Parties” for further discussion.

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

GROSS PROFIT

The following table summarizes our gross profit:

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Gross profit	$601,601	$624,385	$345,472
Gross profit percentage	22%	32%	35%

Fiscal 2004 vs. 2003

Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. Gross profit percentage declined by approximately 10% due to several factors. The International segment experienced the largest drop in gross profit, declining from 58% for 2003 to 34% for 2004. Most of this decrease was driven by the decline in our broadband product, which experienced a shift in product mix from our more traditional DSLAM product to newer optical broadband products. These broadband products have experienced lower initial margins upon product introduction. In addition, the gross profit percentage recognized on handset sales made through the PCD business is approximately 4% which is significantly lower than those realized on handset sales related to our PAS systems. PCD was acquired in November 2004 and contributed $11.9 million in gross profit. The lower PCD gross margin resulted in a decrease in consolidated gross margin of 2.1%. The China segment also experienced a decline in gross margin percentage, declining from 27% to 23%, primarily attributable to our handset products, which have experienced increased competitive market pricing pressure. We expect that there will be continued competitive market pricing pressures on our products in line with current trends in the industry.

In addition, our gross profit was negatively impacted by a $39 million increase in our provision for inventory reserves.

Three months ended December 31, 2004 and 2003

Gross profit for the three months ended December 31, 2004 was $112.2 million or 15% of sales compared to $188.1 million or 29%. The most significant factor related to this decline is the inclusion of two months of PCD sales at approximately 4% gross profit. The lower PCD gross profit percentage decreased the consolidated gross profit by 6% in the three months ended December 31, 2004.

The majority of the remaining decline in gross profit is related to the International segment. During the fourth quarter of 2004, the International segment sold more of its newer optical broadband products, which has a lower margin than the DSLAM product. In addition, the fourth quarter gross profit was negatively impacted by provision for inventory and warranty reserves of $34.4 million compared to $12.6 million in the fourth quarter of 2003.

Fiscal 2003 vs. 2002

The decrease in gross profit as a percentage of net sales in 2003 from 2002 was attributable to increased competitive market pricing pressures and lower margins on our PAS systems as well as to our having a higher volume of sales of our lower margin handset products. The telecommunications market experienced continued pricing pressures in 2003. Our gross profit decreased in 2003 also due to an increased cost of sales from foreign exchange losses resulting from our purchasing significant amounts of inventory denominated in Japanese Yen.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Years ended December 31,
	2004	% of 2004 net sales	2003	% of 2003 net sales	2002	% of 2002 net sales
	(in thousands)
Selling, general and administrative	$315,703	11%	$188,339	9%	$110,263	11%
Research and development	219,045	8%	155,252	8%	86,182	9%
In-process research and development	1,400	0%	10,686	1%	670	0%
Amortization of intangible assets	15,551	1%	8,370	0%	2,395	0%
TOTAL OPERATING EXPENSES	$551,699	20%	$362,647	18%	$199,510	20%

Selling, general and administrative

Fiscal 2004 vs. 2003

Selling, general and administrative expenses increased by $127.4 million, or 2% as a percentage of net sales, compared to 2003. The increase from 2003 to 2004 was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally. Selling, general and administrative headcount increased approximately 49% from an average of 2,033 employees for 2003 to an average of 3,038 employees for 2004. Additionally, our professional services fees increased by approximately $31.7 million in 2004 from 2003 due to expansion of our overall global activities and also driven in part by expenses of approximately $13.3 million related to systems implementations, Sarbanes-Oxley compliance and supply chain management consulting fees in 2004. The allowance for doubtful accounts increased from $31.2 million at December 31, 2003, to $51.2 million at December 31, 2004, due primarily to the increased size of our receivable balances in China. The net increase in allowance for doubtful accounts was partially offset by a refinement in our estimation methodology and assumptions in the fourth quarter of 2004. The revision  to our allowance for doubtful accounts assumptions reflect the changing 2004 collection experience and further analysis of collectibility trends within the China accounts receivable balances. Throughout 2004, we experienced slower collections cycles. This slowdown has been attributed to a variety of reasons but principally to changes in customer’s business practices surrounding payment and, to a lesser degree, to maturation of the telecommunications sector. However, we do not believe that the lengthening of the collections cycle will coincide with a reduction in the overall recoverability of the associated receivables. This lengthening of the collection cycle caused us to reevaluate our provisioning methodology. The change in estimation resulted in a $10.1 million lower provision for doubtful accounts than would have been provided under the previous assumptions. Finally, we incurred an asset impairment charge of approximately $11.5 million relating to goodwill and intangible assets impairment of our HSI acquisition.

Fiscal 2003 vs. 2002

The increase in selling, general and administrative expenses was due to the expansion of our overall business activities both in China and globally. To support our expanding global business, we hired approximately 1,150 additional selling, general and administrative employees in 2003, which also contributed to the increased selling, general and administrative expenses. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to economies of scale associated with the significant increase in net sales.

Research and development

Fiscal 2004 vs. 2003

Research and development expense remained at 8% of total net sales for 2004 as compared to 2003. The research and development expenses increased by $63.8 million primarily due to hiring additional technical personnel to support both product enhancements and new product development. Research and development headcount increased approximately 52% from an average of 1,809 employees for 2003 to an average of 2,757 employees for 2004. The significant majority of the increase in research and development expenses from 2003 to 2004 was attributable to higher payroll and payroll-related costs resulting from the continued expansion of our research and development teams in China, from a full year of salaries for CommWorks personnel as compared to seven month’s salaries in the same period in the prior year and from approximately 100 employees hired in conjunction with the acquisitions of TELOS and HSI in 2004.

Fiscal 2003 vs. 2002

The increase in absolute dollars of research and development expenses was primarily due to the hiring of approximately 950 additional technical personnel in 2003 to support our increased business levels. The decrease of research and development expenses as a percentage of net sales was due to the majority of the new personnel being hired in China, where labor costs are less expensive than in the United States, as well as to increased economies of scale associated with increased business levels.

In-process research and development expenses

Fiscal 2004 vs. 2003

The IPR&D charge of $1.4 million for 2004 resulted from our acquisition of TELOS and was based, in part, on an independent valuation.

Please see  “Acquisitions and Other Key Transactions” for details on our IPR&D expenses incurred in 2004.

Fiscal 2003 vs. 2002

The IPR&D charge for 2003 resulted from our acquisition of CommWorks and three smaller acquisitions:  RollingStreams, Xebeo and Shanghai Yi Yun Telecom Technology Co. Ltd., which accounted for $1.3 million, $6.2 million, $1.9 million and $1.3 million, respectively, and were based on independent valuations. The charge for 2002 arose from our acquisition of Issanni Communications, Inc. on April 19, 2002 and was based on an independent valuation.

Amortization of intangible assets

Fiscal 2004 vs. 2003

Amortization of intangible assets increased by $7.2 million in 2004 primarily due to the addition of $68.6 million of intangible assets recorded upon our acquisitions of selected assets of ACC and TELOS in 2004. Estimated amortization expenses for the next five years, beginning with the year ended December 31, 2005, are $23.1 million, $18.9 million, $16.0 million, $12.7 million, and $6.9 million, respectively.

Fiscal 2003 vs. 2002

The increase in amortization of intangible assets was primarily due to an additional $44.9 million of intangibles recorded upon our acquisition of CommWorks in May 2003. The estimated useful lives of these purchased intangibles range from one to ten years.

OTHER INCOME (EXPENSE)

Interest income (expense), net

Fiscal 2004 vs. 2003

Interest income was $6.2 million in 2004 compared to interest income of $3.2 million in 2003. Interest income increased due to higher average cash balances in 2004 compared to 2003 primarily due to cash generated from financing activities.

Interest expense was $6.9 million in 2004 compared to $4.7 million in 2003. The increase of $2.2 million in interest expense was in part attributable to the interest associated with our convertible debt issued in March 2003, which accrues at a rate of approximately $1.4 million per quarter. In addition, in 2004 we incurred interest expense relating to short-term borrowings in China. These increases in interest expense were offset by an increase in capitalized interest of approximately $0.8 million relating to the construction of our new manufacturing facility in Hangzhou, China.

Fiscal 2003 vs. 2002

Interest income was $3.2 million in 2003 compared to interest income of $5.5 million in 2002. Interest income decreased due to lower average cash and short-term investment balances of $319.2 million in 2003 compared to $372.5 million in 2002, as well as due to a reduction in interest rates on deposits.

Interest expense was $4.7 million in 2003 compared to $1.3 million in 2002. The increase of $3.4 million in interest expense was primarily attributable to the interest associated with our convertible debt issued in March 2003. We capitalized $0.6 million of interest in 2003.

Other income (expense), net

Fiscal 2004 vs. 2003

Net other income was $15.4 million in 2004, compared to $4.9 million in 2003. Net other income in 2004 primarily consisted of $10.3 million in financial subsidies received from the local Chinese government during the first two quarters of 2004. We do not expect to receive any additional financial subsidies or payments in the near future. These subsidies were to encourage our investment in local research and development and manufacturing activities. Net other income also included Japanese consumption tax refunds of approximately $5.3 million and net investment gains and dividends of approximately $0.9 million offset by foreign exchange losses of approximately $0.7 million.

Fiscal 2003 vs. 2002

Net other income was $4.9 million in 2003, compared to net other expense of $9.9 million in 2002. Net other income in 2003 primarily consisted of a reinvestment incentive payment received in China of $3.9 million, an incentives payment for exports and value added taxes in China of $6.1 million, government incentives related to our operations in Japan of $6.2 million, offset by foreign exchange losses of approximately $8.7 million and expenses attributable to selling or transferring of notes receivable of $2.3 million.

Equity in net loss of affiliated companies

Fiscal 2004 vs. 2003

Consolidated equity in net loss of affiliated companies was $1.3 million in 2004 compared to $5.3 million in 2003. The equity loss for 2004 primarily consisted of our share of losses relating to our joint venture with Matsushita Communications Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. to jointly develop, manufacture and sell telecommunications products. We have a 49% ownership interest in the joint venture. The equity losses for fiscal 2003 were related to losses from the same joint venture.

Fiscal 2003 vs. 2002

Consolidated equity in net loss of affiliated companies was $5.3 million in 2003 and $4.1 million in 2002. The equity loss for 2003 primarily consisted of our share of losses relating to our joint venture with Matsushita Communications Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. The equity loss for 2002 was related to losses relating to our interests in investment funds and to our share of losses generated by GUTS prior to our acquisition of the remaining 49% ownership interest in this entity.

Income tax benefit (expense)

Fiscal 2004 vs. 2003

We recorded an income tax benefit of $9.8 million in 2004 and an expense of $45.4 million in 2003. We have a negative 15% effective income tax rate for 2004. There are three principal reasons for the negative income tax rate for 2004.

The first reason relates to the mix in income or loss between income tax jurisdictions. In the United States (a 35% tax jurisdiction), we incurred a loss of $19.7 million before taxes. Therefore, we recorded a tax benefit of approximately $6.9 million related to our 2004 domestic losses. In international jurisdictions, we recognized approximately $83.0 million of income in 2004. However, our net statutory tax rate for our international locations, principally China, was substantially lower than the 35% U.S. statutory rate.

Secondly, the Company experienced a significant tax benefit resulting from the increase in the tax rate applied to the temporary differences within our China companies. In 2003, the Company recorded most deferred tax assets for the China jurisdiction at a 15% rate based upon our location within a “high tech zone.”  When we moved into our new facility in China in the fourth quarter of 2004, we no longer qualified for the lower rate and consequently, the rate applied to our deferred tax assets and liabilities increased to 24%. The resulting benefit from the higher rate applied to our deferred tax assets is $19.6 million. We are currently re-applying for the “high tech zone” certification. However, there can be no assurance that we will receive the certification. If we were to receive the approval and our 15% tax rate were to be re-instated, the tax benefit would be reversed.

The third reason for the income tax benefit was the utilization of tax credits, primarily within the United States. This resulted in a reduction in the effective income tax rate by approximately 9%.

Fiscal 2003 vs. 2002

Income tax expense was $45.4 million in 2003 and $27.3 million in 2002. The primary reason for the increase in income tax expense was that our income increased 91% in 2003 from 2002. Our effective tax rate was 17% in 2003 compared to 20% in 2002.

Minority interest in (losses) earnings of consolidated subsidiaries

Fiscal 2004 vs. 2003

Minority interest in losses of consolidated subsidiaries was ($0.3) million in 2004 and ($1.0) million in 2003. Minority interest in the losses of our consolidated subsidiaries represents the minority interest in losses of MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”), a variable interest entity consolidated in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 46, net of the 10% share of earnings of our Chongqing manufacturing joint venture UTStarcom Co., Ltd. (“CUTS”) attributable to our joint venture partner.

Fiscal 2003 vs. 2002

Minority interest in (losses) earnings of consolidated subsidiaries was ($1.0) million in 2003 and $1.2 million in 2002. The change was due primarily to the minority interest in losses in 2003 of MDC, a variable interest entity included in our consolidated financials in the fourth quarter of 2003, and to the acquisition of the remaining 12% ownership interest in our Zhejiang manufacturing joint venture, UTStarcom Telecom Co., Ltd. (“HUTS”) during 2002. Minority interest in losses of consolidated subsidiaries for 2003 represented the minority interest in losses of MDC, net of the 10% share of earnings of CUTS attributable to our joint venture partner. Minority interest in earnings of consolidated subsidiaries for 2002 represented the share of earnings in HUTS attributable to our joint venture partner, prior to our acquisition of the remaining 12% ownership interest in HUTS in May 2002. HUTS is now a wholly-owned subsidiary.

Related Parties

Softbank

We recognized revenue of $143.7 million, $184.4 million, and $123.0 million during the years ended December 31, 2004, 2003, and 2002, respectively, with respect to sales of telecommunications equipment to Softbank BB Corporation (“SBBC”), an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.”  In addition, we support SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”). Revenue recognized for the GEPON and NetRing™ products for the twelve months ended December 31, 2004 was $93.4 million. Both the GEPON and NetRing contracts were obtained through a form of auction. Included in accounts receivable at December 31, 2004 and 2003, were $86.8 million and $43.9 million, respectively, related to these contracts.

During 2000, we invested $10.0 million in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits us to participate in the anticipated growth of Internet-related businesses in China. Our investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of our employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the market for the technologies or products the companies have under development are typically in the early stages and may never materialize. We account for this investment under the cost method and recorded insignificant losses in 2004 and losses of $0.2 million, and $2.8 million due to an other-than-temporary decline in the carrying value of this investment in 2003, and 2002, respectively. The balance in this investment was $5.3 million at December 31, 2004.

During the first quarter of fiscal 2002, we invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy proceedings. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of our employees are employed by the fund. We account for this investment under the equity method of accounting. We recorded immaterial equity losses during the years ended December 31, 2004 and 2003. The balance in this investment was $1.8 million at December 31, 2004.

On August 29, 2002, we completed the repurchase of 6.0 million shares of our common stock for $72.9 million from SOFTBANK America Inc.

On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million, including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of December 31, 2004 and 2003, SOFTBANK America Inc. beneficially owned approximately 12.8% and 14.1% respectively, of our outstanding stock.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SOFTBANK BB CORP., formerly BB Technologies, an affiliate of SOFTBANK CORP. SOFTBANK BB CORP. will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. We recorded $1.3 million and $0.5 million in interest income in respect to this loan in 2004, and 2003, respectively. The loan receivable at December 31, 2004 and 2003, were approximately $11.8 million and $11.2 million respectively.

During August 2004, we entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp., related to the sale of telecommunication equipment and promotional services. The nature of these agreements contemplate the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement, which subsequently converted into specific service contracts to manage a sales promotional program for JT. We have determined that the service activities revenue should be recorded net of expected promotional spending. Because we have not provided these activities in the past and cannot estimate the fair value of these services, we have determined under guidance of SAB 104, that all revenue related to these agreements will be deferred and included in customer advance until the above-mentioned promotional activities are complete. We delivered the majority of the equipment during the third and fourth quarters of 2004.

The promotional services discussed above involve contracting with third party promotional vendors, who in turn, facilitate the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, we determined that we would end our involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and the end of the first quarter of 2005, we have either cancelled or assigned to another party, all third party contracts with promotional vendors related to the JT contract. We now expect to satisfy all equipment and promotional obligations by the end of the first quarter of 2005.

The terms of these agreements specify that JT was to remit 50 percent of the contract value in cash to us within one month of the execution of the contract, which was August 20, 2004. The remaining 50 percent is due shortly after delivery of the equipment. As of December 31, 2004, approximately 73% of the total expected cash had been received. All cash received from JT in advance of revenue recognition has been accounted for as a customer advance. As we spend cash for promotional activities, such spending is accounted for as a reduction of customer advance. As of December 31, 2004, there was $217.5 million included in customer advance related to these agreements.

We also entered into an agreement during the third quarter in 2004 with JT to supply chassis equipment with an approximate value of $75 million. Although some of the equipment was shipped to the customer during the third quarter, it is considered linked to the iAN-8000 sale noted above and as such, the revenue from this contract will be deferred until the completion of the above-mentioned promotional activities.

Cellon

In September 2001, we invested $2.0 million in Cellon International Holdings Corporation (“Cellon”). Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. We invested an additional $3.0 million each in April and December 2002. As of December 31, 2004, we had a 9% ownership interest in Cellon. In October 2002, we entered into a license and a royalty agreement with Cellon International Holding Corporation (“Cellon”). We paid $0.8 million to license certain technology for the development of certain handset products in China. Per the terms of the royalty agreement, we are required to pay Cellon $3 per unit shipped for a minimum of 0.1 million units. This agreement is not material to the overall financial results of Cellon.

Fiberxon

In September 2002, we invested $2.0 million in Fiberxon Inc. (“Fiberxon”), a company that develops and sells optical modules and related systems. In March 2004, we invested an additional $1.0 million in Fiberxon. We have an outstanding purchase commitment with Fiberxon, in which we have an 11% ownership interest, to purchase component parts for optical networking products. In addition, we provided a letter of credit for $5.0 million to purchase raw materials for the manufacture of these component parts. This commitment should be fulfilled without adverse consequences material to our operations or financial condition. Purchases from Fiberxon totaled $15.1 million in 2004 and we had $13.3 million in accounts payable to Fiberxon at December 31, 2004.

Mitsubishi

We recognized revenue of $1.0 million for the year ending December 31, 2004 with MELCO, an affiliated member of Mitsubishi, which is an insignificant shareholder of the Company. We have purchased from Mitsubishi components associated with base station units used to produce our PAS products totaling approximately $97.4 million in 2004, $363.1 million in 2003, and $157.2 million in 2002. In addition we had $6.4 million in accounts payable to Mitsubishi at December 31, 2004 and $12.7 million at December 31, 2003.

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of our Board of Directors. We paid to Starcom $1.1 million in 2004, $1.4 million in 2003, and $0.7 million in 2002 for engineering consulting and employee placement services provided by Starcom.

Segment Disclosures

During 2004, we continued to expand our focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that our chief operating decision makers, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments, i) China and ii) all other regions referred to as International (“International”).

On November 1, 2004, we acquired selected assets of ACC, the wireless handset division of Audiovox Corporation. The acquired business has been integrated into the Company as a separate and distinct operating division referred to as the Personal Communications Division. As we determined to evaluate performance and allocate resources to this division, it was considered a third operating segment.

As a result, as of December 31, 2004, we were organized in three operating segments, China, International and PCD, and each segment consisted of one reporting unit. For the year ended December 31, 2003 and for the first three quarters of 2004, we managed our business as a single reportable segment.

We evaluate operating performance of and allocate resources to the operating segments based on segment gross profit. Certain corporate headquarters expenses are not allocated but rather are included in the International segment. In addition, none of the non-operating items are allocated to a segment.

The following table sets forth certain financial information for each of our operating segments described above:

	Year Ended December 31, 2004
	China	International	PCD	Adjustments(1)	Consolidated
Revenues from external customers	$2,133,292	$292,879	$277,410	$—	$2,703,581
Inter-segment revenues	233,345	573,014	—	(806,359)	—
Gross profit	490,868	98,847	11,886	—	601,601
Depreciation and amortization	34,962	38,955	2,286	—	76,203

	Year Ended December 31, 2003
	China	International	PCD	Adjustments(1)	Consolidated
Revenues from external customers	$1,680,821	$284,366	$—	$—	$1,965,187
Inter-segment revenues	47,271	724,708	—	(771,979)	—
Gross profit	460,408	163,977	—	—	624,385
Depreciation and amortization	16,972	27,736	—	—	44,708

	Year Ended December 31, 2002
	China	International	PCD	Adjustments(1)	Consolidated
Revenues from external customers	$822,299	$159,507	$—	$—	$981,806
Inter-segment revenues	42,223	307,862	—	(350,085)	—
Gross profit	301,813	43,659	—	—	345,472
Depreciation and amortization	9,173	13,262	—	—	22,435

	Year Ended December 31, 2004
	China	International	PCD	Adjustments(1)	Consolidated
Capital expenditures	$111,442	$23,505	$628	$—	$135,575
Total long-lived assets	229,469	37,960	1,330	—	268,759
Total assets	1,857,281	1,271,909	363,301	(176,486)	3,316,005

	Year Ended December 31, 2003
	China	International	PCD	Adjustments(1)	Consolidated
Capital expenditures	$91,947	$31,267	$—	$—	$123,214
Total long-lived assets	153,653	33,386	—	—	187,039
Total assets	1,495,782	906,759	—	(158,491)	2,244,050

(1)   Adjustments reflect elimination of inter-segment transactions and investments in subsidiaries.

Effective in the first quarter of 2005, we realigned our business into four units, namely Broadband Infrastructure, Wireless Infrastructure, Terminal Products (which will be reported as Handsets and PCD), and Global Service Solutions. Each unit will represent its own reporting segment, with the exception of Terminal Products, which will consist of two reporting segments.

Fiscal 2004 vs. 2003

Revenues from external customers in the China segment increased from $1.7 billion in 2003 to $2.1 billion in 2004. For most of 2004, we continued to benefit from the increased demand due to the expansion of wireless infrastructure in China. Revenues from external customers in the International segment increased slightly from 2003 to 2004. Revenues from external customers in the PCD segment increased by $277.4 million in 2004, due to the acquisition of ACC and the creation of the PCD segment in 2004.

Gross profit percentage declined by 10% due to several factors. The International segment experienced the largest drop in gross profit declining from 58% for 2003 to 34% for 2004. Most of this decrease was driven by the decline in our broadband product, which experienced a shift in product mix from our more traditional DSLAM product to newer optical broadband products. We typically experience lower margins in the early stages of a product life cycle. In addition, the gross profit percentage recognized on handset sales made through the PCD business is approximately 4% which is significantly lower than that realized on handset sales related to our PAS systems. PCD was acquired in November 2004 and contributed $11.9 million in gross profit. The China segment also experienced a 4% decline in gross margin percentage primarily attributable to our handset products, which have experienced increased competitive market pricing pressure. In addition, our gross profit was negatively impacted by a $39.0 million increase in our provision for inventory reserves.

Fiscal 2003 vs. 2002

Revenues from external customers in the China segment increased from $822.3 million in 2002 to $1,680.8 million in 2003 is attributable to the increased demand of our products resulting from the strong growth in the China telecommunication market. Revenues from external customers in the International segment increased from $159.5 million in 2002 to $284.4 million in 2003 and can primarily be attributed to sales growth in Japan.

Gross profit from the China segment increased from $301.8 million in 2002 to $460.4 million in 2003. The increased sales contributed to the increase in gross profit. Gross profit from the International segment increased from $43.7 million in 2002 to $164.0 million in 2003.

Liquidity and Capital Resources

Operating Activities

2004

Net cash used in operating activities for the year ended December 31, 2004 was $95.0 million. Operating cash was affected by changes in accounts receivable, inventory and customer advances offset by changes in accounts payable and deferred costs/inventories at customer sites under contract.

The $455.9 million increase in accounts receivable was attributable to increased sales, and longer collection periods experienced during 2004. The increase in accounts receivable was, in part, due to the addition of ACC sales revenue. Approximately 14.4% of the accounts receivable balance outstanding at December 31, 2004 was attributable to PCD. Inventory increased by $197.6 million in 2004 and includes $156.0 million of inventory for PCD. Customer advances decreased by $134.2 million for the year ended December 31, 2004. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon receipt of final acceptances, customer advance is reduced and revenue and cost of sales is recorded. The reduction of customer advances and deferred costs for inventory at customer sites in 2004 is largely a result of our customers in China transitioning from new system installations to system expansions, which generally requires a shorter period between customer advance and acceptance. Our working capital of $1.1 billion increased in proportion to the growth of our business in addition to the $175.0 million increase associated with our acquisition of ACC.

Offsetting the activity that decreased operating cash for the period were net income and non-cash charges including a $12.7 million provision for asset impairment and write-downs, $76.2 million in depreciation and amortization, a $39.0 million inventory provision, and a $21.3 million provision for doubtful accounts. Accounts payable increased by $98.3 million, consistent with increased inventory purchasing. Inventories at customer sites under contracts awaiting final acceptance are classified as deferred costs, separate from what was historically considered inventory. The title and risk of loss of this inventory is transferred to the customer. Revenue and costs of sales are recorded when final acceptance is received from the customer. Deferred costs/Inventories at customer sites under contracts decreased by $299.9 million from December 31, 2003 to December 31, 2004. The decrease in deferred costs resulted from a greater number of customer acceptances, corresponding to the decrease in customer advances.

2003

Net cash provided by operating activities for the year ended December 31, 2003 was $45.2 million. Operating cash was affected by changes in accounts receivable, inventory, accounts payable, other assets and offset by changes in deferred revenue. The $151.9 million increase in our accounts receivable balance, attributable to a 100% increase in sales in 2003, reduced our net cash provided by operations. In 2003, we sold $298.8 million of our notes receivable with associated expenses of $2.3 million. Cash provided by operating activities was also reduced by an $81.6 million and $301.1 million increase in inventory and deferred costs, respectively. Operating cash also decreased due to a $5.9 million decrease in accounts payable. The decrease in operating cash in 2003 was offset by an increase in customer advances and deferred revenue of $294.2 million and $27.4 million, respectively. We collected approximately $2.5 billion in cash from our customers in 2003.

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

Investing Activities

2004

Net cash used in investing activities was $468.0 million for the year ended December 31, 2004. The most significant components of our investing activities are business acquisitions, additions to property, plant and equipment and the net investment in short-term securities. Cash used for business acquisitions totaled $217.8 million during 2004, including approximately $178.3 million for selected assets of ACC; $30.0 million for substantially all assets and liabilities of TELOS, and $9.1 million for HSI. Cash used for the purchase of property, plant and equipment, including $57.1 million for the construction of our Hangzhou facility, totaled $135.6 million. Net cash used for the purchase of short-term investments was $82.8 million.

2003

Net cash used in investing activities was $176.5 million for the year ended December 31, 2003. This change was mainly due to $123.2 million of property, plant and equipment purchases, $106.7 million of business acquisitions and offset by $69.6 million of net proceeds from the sale of short-term investments.

2002

Net cash used in investing activities in fiscal 2002 was $165.4 million. This was mainly due to $75.3 million of property, plant and equipment purchases, $17.7 million of business acquisitions, primarily attributable to our purchase of the remaining interest in HUTS and $28.9 million of investments in affiliates, which primarily comprised investments in public and private technology companies, offset by $22.4 million of net purchases of short-term investments.

Financing Activities

2004

Net cash provided by financing activities was $742.7 million for the year ended December 31, 2004. This was primarily due to proceeds raised from the sale of 12.1 million shares of common stock at $39.25 per share to Banc of America Securities, LLC, in January 2004 for net proceeds of approximately $474.6 million. In addition, we incurred net borrowing of $350.0 million during the year from existing lines of credit in China to fund our operations needs in China. We also received $25.7 million for the issuance of common stock through stock option and warrant exercises. Offsetting cash provided by financing activities, during the first and second quarter of 2004, we used a portion of the capital raised to repurchase a total of 3.6 million shares of our common stock at an average price of $30.25 per share for a total cost of $107.6 million, including transaction fees.

2003

Net cash provided by financing activities was $275.3 million for the year ended December 31, 2003. This was primarily due to the $58.9 million in proceeds from the issuance of common stock through ESPP and stock option exercises, and $399.6 million proceeds from net borrowing, and offset by the repurchase of our shares and related transaction costs of $139.6 million and the purchase of a convertible bond hedge and a call option totaling $43.8 million.

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

Liquidity

Our working capital was $1,117.5 million and $883.3 million at December 31, 2004 and 2003, respectively. This increase in working capital is due to increased cash on hand. Cash on hand increased from $377.7 million in cash and cash equivalents and $48.6 million of short-term investments, in 2003 to $562.5 million in cash and cash equivalents and $136.3 million of short-term investments in 2004. Our working capital also increased due to larger accounts receivable and inventory balances, which were offset by increases in accounts payable and notes payable balances.

We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of December 31, 2004, we had cash, short-term restricted cash and investments of $732.2 million. We also had credit facilities, excluding the $8.2 million bank loan resulting from the consolidation of MDC, totaling $780.4 million of which $388.0 million remained available for future borrowings. Of the $388.0 million available credit facilities, $380.8 million expires in 2005 and $7.2 million expires in 2010. We are proceeding with the extension or renewal of these credit facilities, however, such renewal is not certain. Interest rates for borrowings under these credit facilities range from approximately 2.58% to 6.21%. We have not guaranteed any debt that is not included in the consolidated balance sheet.

Of our total cash and short-term investment balance, $342.6 million is held in China where currency exchange controls exist. As a result, our ability to make payments in other jurisdictions could be limited by our ability to transfer money from China to other jurisdictions.

In the event that our current cash balances, future cash flows from operations and current credit facilities are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. Due to the delinquent filing of our Annual Report on Form 10-K for the year ended December 31, 2004, we are not eligible to register equity securities using Form S-3, which could have an impact on our ability to raise additional funds. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all. In addition, the delayed filing has resulted in a technical default of the Company’s 7/8% Convertible Subordinated Notes due in 2008. Upon filing of this Form 10-K, the technical default will be cured.

Income taxes

Certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays discussed above are applicable or potentially applicable to CUTS, HUTS, Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises. HSTC and CUTS were exempt from income tax for the year ended December 31, 2004.

We are currently in the process of applying for a Knowledge Intensive, Technology Intensive Certificate (“Certificate”) for our new Hangzhou manufacturing facility. If we are not granted the Certificate, HUTS will continue to be subject to a 24% tax rate and, HSTC and CUTS will then be subject to a 12% tax rate for the year ending December 31, 2005. If we are granted the Certificate, HUTS will then be subject to a 15% tax rate. In addition, HSTC and CUTS will be subject to a 7.5% tax rate, which will expire on December 31, 2007.

UTSC currently enjoys a 10% holiday tax rate that expires on December 31, 2005, at which point it will be subject to a 15% tax rate provided they remain as an advanced and high-tech enterprise and the Government does not change the tax laws.

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

Off balance sheet arrangements

Under the definition contained in Item 303(a)(4)(iii) of Regulation S-K, we do not have any off balance sheet arrangements.

Contractual obligations and other commercial commitments

Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	December 31, 2004 Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations
Notes payable	$1,183	$1,183	$—	$—	$—
Bank loans	$358,155	$350,000	$8,155	$—	$—
Convertible subordinated notes	$402,500	$—	$—	$402,500	$—
Interest payable on convertible notes	$12,327	$3,522	$8,805	$—	$—
Operating leases	$48,914	$19,750	$23,912	$3,412	$1,840
Other Commercial Commitments
Standby letters of credit	$35,160	$32,920	$2,240	$—	$—
Purchase commitments	$578,291	$578,291	$—	$—	$—

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

Notes payable

Occasionally, we issue short-term notes payable to our vendors in lieu of trade accounts payable. The payment terms are normally three to nine months and are typically non-interest bearing.

Bank loans

At December 31, 2004, we had loans with various banks totaling $350.0 million with interest rates ranging from 2.58% to 6.21% per annum. These bank loans mature during 2005 and are included in short-term debt.

The Company has a bank loan in connection with an equipment purchase resulting from the consolidation of MDC. On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment. The obligations of the bank loan and related equipment were assumed by the Company on January 23, 2003, and were subsequently transferred to MDC on January 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006.  The Company does not serve as legal obligor for the loan.

Convertible subordinated notes

Our $402.5 million of convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes.

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through 2023.

Standby letters

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from our suppliers, all of which are expected to be fulfilled, with no adverse consequences material to our operations or financial condition. As of December 31, 2004, total open commitments under these purchase orders were approximately $578.3 million.

We have entered into various earnout agreements related to certain acquisitions, which are subject to the completion of performance milestones. See “Note 5 to the Consolidated Financial Statements.”

Accounts receivable transferred to notes receivable

We accept commercial notes receivable from our customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Notes receivable available for sale were $27.0 million and $11.4 million at December 31, 2004 and December 31, 2003, respectively. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during the year ended December 31, 2004 and there were $298.8 million of notes receivable sold during the year ended December 31, 2003. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”) has been met. The costs of settling or transferring these notes receivable were $2.3 million for the years ended December 31, 2003, and were included in other income (expense), net in the consolidated statements of operations.

Investment commitments

As of December 31, 2004, we had invested a total of $2.0 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Joint venture funding

Pursuant to the joint venture agreement with Matsushita Communications Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd., we are jointly liable for the losses incurred in the operations of the joint venture up to the maximum of our investment in the entity. At December 31, 2004, and 2003, we recorded losses of $1.3 million and $4.8 million, respectively. In the fourth quarter of 2004, we made an additional capital contribution of $9.3 million.

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

Revenue Recognition

Revenues from sales of telecommunications equipment and handsets are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as customer advances. Normal payment terms differ for various reasons amongst different customer regions, depending upon common business practices for customers within a region. Shipping and handling costs are recorded as revenues and costs of revenues. Any expected losses on contracts are recognized when identified.

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under Emerging Issues Task Force Issue (“EITF”) No. 00-21, and SAB 104. Multiple element arrangements primarily involve the sale of PAS, a family of wireless access handsets, wireless consumer products and core infrastructure equipment or Internet Protocol-based PAS (“iPAS”), wireless access systems that employ micro cell radio technology and specialized handsets, allowing service providers to offer subscribers both mobile and fixed access to telephone services. These multiple element arrangements include the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element, and we are in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of fair value does not exist, revenue is deferred until such services are deemed complete.

Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and we are entitled to the full payment. We will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, we do not recognize revenue when cash payments are received from customers for transactions that do not have the customer’s final acceptance. We record these cash receipts as customer advances, and defer revenue recognition until final acceptance is received.

Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2, as amended, and EITF No. 03-05. We allocate revenues to each element of software arrangements based on vendor specific objective evidence (“VSOE”). VSOE of each element is based on the price charged when the same element is sold separately. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

We recognize revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all years.

We also sell products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” (“SFAS 48”). We have developed reasonable estimates for stock exchanges. Estimates are derived based on historical experience with similar types of sales of similar products.

We have sales agreements with certain wireless customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to such customers or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. We estimate the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions, and we record our estimate of the rebate amount at the time of the sale. We also enter into sales incentive programs, such as co-marketing arrangements, with certain wireless and handset customers. We record the incurred costs related to the incentive as a reduction of revenue when the sales revenue is recognized.

The assessment of collectability is also a factor in determining whether revenue should be recognized. We assess collectability based on a number of factors, including payment history and the credit worthiness of the customer. We do not request collateral from our customers. In international sales, we often require letters of credit from our customers that can be drawn on demand if the customer defaults on its payment.

If we determine that collection of a payment is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Occasionally, we enter into revenue sharing arrangements. Under these arrangements, we collect revenues only after our customer, the telecommunications service provider, collects service revenues. When we enter a revenue sharing arrangement, we do not recognize revenue until collection is reasonably assured.

Because of the nature of doing business in China and other emerging markets, our billings and/or customer payments may not correlate with the contractual payment terms and we generally do not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not booked until we recognize the related customer revenue. Advances from customers are recognized when we have collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained.

Product Warranty

We provide a warranty on our equipment and handset sales for a period generally ranging from one to three years from the time of final acceptance. Very rarely, we have entered into arrangements to provide limited warranty services for periods longer than three years. The longest such warranty period is ten years. We provide for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience.

Variable Interest Entities

The Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 46, (“FIN 46”). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. We have adopted FIN 46 in the quarter ended December 31, 2003, and consolidated a related party deemed a VIE and for whom we are the primary beneficiary.

Receivables

We accept bank notes and commercial notes from our customers in China in the normal course of business and estimate the collectability of our trade receivables and notes receivable. The notes are typically non-interest bearing, with maturity dates between three and six months. We provide an allowance for doubtful accounts for the estimated losses on the trade receivables and notes receivable when collection may no longer be reasonably assured. We assess collectability of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectability is doubtful, we record an allowance against the receivable. If the financial condition of our customers was to deteriorate and their ability to make payments suffers as a result, we may need to increase our allowances for our receivables. With the greater concentration of accounts receivable with certain customers, the financial condition of any specific or individual customer may result in increased concentration risk exposure. Although we evaluate customer creditworthiness prior to a sale, we generally assess the collectibility of an individual receivable balance based upon the length of time a receivable has remained outstanding.

We periodically reassess our evaluation methodologies based upon changes in facts and circumstances. For example, our experience in China throughout 2004 caused us to review our estimates. Throughout 2004, we experienced a lengthening of the collection cycle for our China based receivables; however, this lengthening did not necessarily coincide with a change in the overall estimate of recoverability of an individual receivable balance. As a result, we revised our estimates to reflect the changed environment. The incremental amount provided under the new estimate was $10.1 million lower than would have been provided using historical estimates in the fourth quarter of 2004. The lengthened collection cycle has been attributed to a number of factors, but principally to changes in customers’ business practices surrounding payment and to a lesser degree to the maturation of the telecommunications sector. Although these factors did not result in a reduction of the overall collectibility of individual receivables in 2004, the lengthening payment cycle could result in a reduction of the overall collectibility of our receivable balances in the future. If we were to observe a deterioration of the actual collectibility of our receivables, our allowance for doubtful accounts would increase resulting in additional bad debt expense.

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

Deferred costs/Inventories at customer sites under contracts

Inventories at customer sites under contracts awaiting final acceptance are classified as deferred costs. Title associated with this inventory has transferred to the customer who has assumed the risk of physical loss. Deferred costs also include labor related to third party integrators and freight. All deferred costs are stated at cost. We periodically assesses the recoverability of deferred costs and provide reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including length of time inventory has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists. Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of inventory at customer sites under contract with specific or individual customer, the financial conditions of any specific or individual customer may result in increased concentration risk exposure for our inventory.

Research and Development and Capitalized Software Development Costs

Our research and development costs are charged to expense as incurred. We capitalize software development costs, incurred in the development of software that will ultimately be sold, between the time technological feasibility has been attained and the related product is ready for general release. Management judgment is required in assessing technological feasibility, expected future revenues, estimated product lives and changes in product technologies, and the ultimate recoverability of our capitalized software development costs.

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

Goodwill and Intangible Assets

We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. We perform our annual goodwill impairment review in the fourth quarter of each year or when changes in circumstances indicate a potential impairment exists. During the fourth quarter of 2004, with the consummation of the acquisition of ACC, we evaluated our management operation and reporting and determined that we operated as three operating segments for the fourth quarter of 2004. Those segments were the Personal Communications Division (“PCD”), China and International. PCD includes the legacy activities of the ACC selected assets acquisition. The China segment represents our activities within our China companies and the International segment includes all other non-China and non-PCD operations. Management has determined that each segment is its own reporting unit as there are no management or reporting structures below this segment reporting level. We have reallocated our goodwill between our segments and each have a single reporting unit. We have performed goodwill impairment analysis at the reporting unit level. When assessing potential impairment to goodwill, we compare our book value to our fair market value. Fair market value is determined based on the present value of estimated future cash flows.

Long-Term Investments

We have invested in a fund focused on investments in Internet companies in China and a fund focused on investments in companies in Asia undergoing restructuring or bankruptcy procedures. We have also invested directly in a number of private technology-based companies in the early stages of development and in publicly listed technology companies traded on NASDAQ and the New York Stock Exchange. While quoted market prices are readily available to determine the fair value of our investments in these publicly traded companies, management judgment is required to determine when losses are other than temporary. Furthermore, management judgment is required in evaluating the carrying value of our private company investments for possible impairment. For our private technology company investments, we assess impairment based on an evaluation of the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, “FASB”, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We do not currently have any plans to modify our existing compensation programs.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to annual periods beginning after June 15, 2005. The adoption of SFAS 123(R) on January 1, 2006 is expected to have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows. The Company is evaluating the transition method and pricing model alternatives upon adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP FAS 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP FAS 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes—Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. We are currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements. We do not expect to complete this evaluation before the end of 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $541 million and the related potential range of income tax is between zero and $28 million.

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

•       issues that might arise from the integration of acquired entities or the inability to achieve expected results from such acquisitions;

•       revenue recognition, which is based on acceptance, is unpredictable;

•       a seasonal reoccurrence of an outbreak of severe acute respiratory syndrome (“SARS”) or other illnesses;

•       the decline in business activity we typically experience during the Lunar New Year, which leads to decreased sales during our first fiscal quarter;

•       changes in accounting rules, such as recording expenses related to employee stock option compensation plans;

•       shift in our product mix or market focus; and

•       quality issues resulting from the design or manufacture of the products, or from the software used in the product.

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

We have experienced intense competition in the past years, and we believe that we will continue to face intense competition from both domestic and international companies in our target markets, many of which may operate under lower cost structures or may be given preferential treatment by applicable governmental regulators and policies and have much larger sales forces than we do. Additionally, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may be able to offer significant financing arrangements to service providers, which may give them a competitive advantage in selling systems to service providers with limited financial and currency resources. In many of the developing markets in which we operate or intend to operate, relationships with local governmental telecommunications agencies are important to establish and maintain. In many such markets, our competitors may have or be able to establish better relationships with local governmental telecommunications agencies than we have, which could result in their ability to influence governmental policy formation and interpretation to their advantage. Additionally, our competitors might have better relationships with their third party suppliers and obtain component parts at a reduced rate, allowing them to offer their end products at reduced prices. Moreover, the telecommunications and cable industries have experienced significant consolidation, and we expect this trend to continue. If we have fewer significant customers, we may be more reliant on such large customers and our bargaining position and profit margins may suffer. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, financial condition, cash flows, and results of operations.

If we seek to secure additional financing and are not able to do so, our ability to expand strategically may be limited. If we are able to secure additional financing, our stockholders may experience dilution of their ownership interest, or we may be subject to limitations on our operations and increased leverage.

We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments and cash from operations, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the foreseeable future. If we are unable to generate sufficient cash flows from operations, we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and increase our leverage. For example, in connection with the sale of convertible debt securities in March 2003, we incurred $402.5 million of indebtedness. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Finally, we are not certain that we can maintain our existing unsecured credit line available to our China operations or additional sources of financing may not be available on reasonable terms or at all if and when we require it, which could harm our business.

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

•       rapid technological change; and

•       constant change in customer buying behavior and market trends.

The average selling prices of our products may continue to decrease in the future in response to product introductions by us or our competitors or other factors, including price pressures from customers. Certain of our products, including wireless handsets, have historically had low gross profit margins, and any further deterioration of our profit margins on such products could result in losses with respect to such products. Therefore, we must continue to develop and introduce new products and enhancements to existing products that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our revenues and gross profit to decline.

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

Approximately $2.1 billion, or 79%, and $1.7 billion, or 86%, of our net sales in the years ended December 31, 2004 and 2003, respectively, occurred in China. While we anticipate expansion into other markets, a significant portion of our net sales will be derived from China for the foreseeable future. In addition, we plan to continue to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading “Risks Related to Conducting Business in China” for additional information about the risks we face in connection with our China operations.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products and product enhancements that achieve market acceptance.

The market for communications equipment is characterized by rapid technological developments, frequent new product introductions and evolving industry and regulatory standards. Our success will depend in large part on our ability to enhance our network and broadband access and switching technologies and develop and introduce new products and product enhancements that anticipate changing service provider requirements and technological developments. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to develop and introduce new products or enhancements to existing products that effectively respond to technological change on a timely basis, our business, financial condition and results of operations could be materially adversely affected. Certain of our products, including wireless handsets, have a short product life. Moreover, from time to time, our competitors or we may announce new products or product enhancements, technologies or services that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory reserve due to obsolescence. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete.

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

•       product cost relative to performance;

•       the level of customer service available to support new products; and

•       the timing of new product introductions meeting demand patterns.

If our products fail to obtain market acceptance in a timely manner, our business and results of operations could suffer.

We depend on some sole source and other key suppliers, as well as international sources, for handsets, base stations, components and materials used in our products. If we cannot obtain adequate supplies of high quality products at competitive prices or in a timely manner from these suppliers or sources, or if the suppliers successfully market their products directly to our customers, our competitive position, reputation and business could be harmed.

We have contracts with a single supplier or with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Further, a supplier could market its products directly to our customers. In particular, our PCD division is highly dependent on a single supplier for our handset devices. The possibility of a supplier marketing its own products would create direct competition and may affect our ability to obtain adequate supplies. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of different products or components. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

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

Product defects or performance quality issues could cause us to lose customers and revenue or to incur unexpected expenses.

Many of our products are highly complex and may have quality issues resulting from the design or manufacture of such product, or from the software used in the product. Often these issues are identified prior to the shipment of the products and may cause delays in market acceptance of our products, delays in shipping products to customers, or the cancellation of orders. In other cases, we may identify the quality issues after the shipment of products. In such cases, we may incur unexpected expenses and diversion of resources to replace defective products or correct problems. Such pre-shipment and post-shipment quality issues could result in delays in the recognition of revenue, loss of revenue or future orders, and damage to our reputation and customer relationships. In addition, we may be required to pay damages for failed performance under certain customer contracts.

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

•       enhancing management information systems, including forecasting procedures;

•       further developing our operating, administrative, financial and accounting systems and controls;

•       managing our working capital and sources of financing to fund our expansion;

•       maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

•       expanding, training and managing our employee base;

•       enhancing human resource operations and improving employee hiring and training programs;

•       reorganizing our business structure to more effectively allocate and utilize our internal resources;

•       improving and sustaining our supply chain capability;

•       managing the expansion of both our direct and indirect sales channels in a cost-efficient and competitive manner; and

•       fully reviewing our new customers’ credit histories to ensure their financial stability before finalizing contracts.

If we fail to implement or improve systems or controls or to manage any future growth and expansion effectively, our business could suffer.

Our success is dependent on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel, our business will suffer.

The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our Chairman of the Board, President and Chief Executive Officer, Ying Wu, our Chairman and Chief Executive Officer of China Operations, and Philip Christopher, President and Chief Executive Officer of our PCD. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.

To effectively manage our recent growth as well as any future growth, we will need to recruit, train, assimilate, motivate and retain qualified employees both locally and internationally. Competition for qualified employees is intense, and the process of recruiting personnel in all fields, including technology, research and development, sales and marketing, administration and managerial personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. As we grow globally, we must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced difficulty finding qualified accounting personnel knowledgeable in both U.S. and

Chinese accounting standards who are Chinese residents. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed.

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

We have acquired other businesses, products and technologies. For example, during the second quarter of 2004, we completed our acquisitions of TELOS and HSI for $30.0 million and $14.1 million, respectively. On November 1, 2004, we completed our selected asset acquisition of ACC for $165.1 million. Additionally, in October 2004, we entered into an asset purchase agreement with Giga Telecom, Inc. to acquire certain assets related to the research and development of various products. Any anticipated benefits of these acquisitions may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses. For example, in the fourth quarter 2004, we encountered difficulties in integrating HSI’s legacy operations into our operations and determined to abandon HSI’s legacy operations. As a result, in the fourth quarter 2004, we wrote off the entire goodwill and intangibles associated with HSI. In addition, the acquisitions of businesses involved in the manufacturing or sales of handset products could introduce specific litigation risk from the potential harmful effects of electric and magnetic fields (“EMF”).

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

The industry in which we compete is moving towards aggressive assertion, licensing, and litigation of patents and other intellectual property rights. From time to time, we have become aware of the possibility or have been notified that we may be infringing certain patents or other intellectual property rights of others. Regardless of their merit, responding to such claims could be time consuming, divert management’s attention and resources and cause us to incur significant expenses. In addition, although some of our supplier contracts provide for indemnification from the supplier with respect to losses or expenses incurred in connection with any infringement claim, certain contracts with our key suppliers do not provide for such protection. Moreover, certain of our sales contracts provide that we must indemnify our customers against claims by third parties for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. Therefore, we may incur substantial costs related to any infringement claim, which may substantially harm our results of operations and financial condition.

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

•       reliance on local original equipment manufacturers (“OEMs”), third party distributors and agents to effectively market and sell our products;

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

•       longer accounts receivable collection periods; and

•       difficulties and costs of staffing and managing multinational operations, including but not limited to internal controls and compliance.

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

We are subject to claims of possible health risks from wireless handsets.

There have been claims made alleging a link between the use of wireless handsets and the development or aggravation of certain cancers, including brain cancer. The scientific community is divided on whether there is a risk from wireless handset use, and if so, the magnitude of the risk. Even if there is no link established between wireless handset use and cancer, the negative publicity and possible litigation could have a material adverse effect on our business.

In the past, several plaintiffs’ groups have brought class actions against wireless handset manufacturers and distributors, alleging that wireless handsets have caused cancer. To date, we have not been named in any of these actions and none of these actions has been successful. In the future we could incur substantial costs in defending ourselves against similar claims, regardless of their merit. Also, claims may be successful in the future and have a material adverse effect on our business.

We are subject to risks relating to currency rate fluctuations and exchange controls.

Because most of our sales are made in foreign countries, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our sales have been made in China and denominated in Renminbi; as such, the impact of currency fluctuations of Renminbi thus far has been insignificant as it is fixed to the U.S. dollar.

However, in the future, China could choose to revalue the Renminbi versus the U.S. dollar, or the Renminbi-U.S. dollar exchange rate could float, and the Renminbi could depreciate relative to the U.S. dollar. Additionally, during 2004, we made significant sales in both Japanese Yen and in Euros. Fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations.

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

We may, from time to time, enter into foreign exchange forward contracts to hedge certain translation exposures, due to fluctuation of the U.S. dollar to the Japanese Yen, resulting from Japanese Yen-dominated balance sheet accounts. However, our management has had limited prior experience in engaging in these types of transactions, and the hedging may not be effective in limiting our exposure to a decline in operating results.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control. For example, our Hangzhou manufacturing facility’s ability to produce sufficient products is dependent upon a continuous power supply. However, the Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products. We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our operating results.

We may suffer losses with respect to equipment held at customer sites, which could harm our business.

We face the risk of loss relating to our equipment held at customer sites. In some cases, our equipment held at customer sites is under contract, pending final acceptance by the customer. We generally do not hold title or risk of loss on such equipment, as title and risk of loss are typically transferred to the customer upon delivery of our equipment. However, we do not recognize revenue and accounts receivable with respect to the sale of such equipment until we obtain acceptance from the customer. If we do not obtain final acceptance, we may not be able to collect the contract price and recover this equipment or its associated costs. In other cases, particularly in China, where governmental approval is required to finalize certain contracts, inventory not under contract may be held at customer sites. We hold title and risk of loss on this inventory until the contracts are finalized and, as such, are subject to any losses incurred resulting from any damage to or loss of this inventory. If our contract negotiations fail or if the government of China otherwise delays approving contracts, we may not recover or receive payment for this inventory. Moreover, our insurance may not cover all losses incurred if our inventory at customer sites not under contracts is damaged prior to contract finalization. If we incur a loss relating to inventory for any of the above reasons, our financial condition, cash flows, and operating results could be harmed.

We have been named as a defendant in securities litigation and other lawsuits, as well as lawsuits in the ordinary course of business.

We are currently a defendant in several securities litigation class actions and other lawsuits, as well as lawsuits in the ordinary course of our business. In the future, we may be subject to similar litigation. The defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in defending these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions). In addition, we may be required to pay judgments or settlements that could have a material adverse effect on our results of operations, financial condition and liquidity.

Restrictions on the use of handsets while driving could affect our future growth.

Several foreign governments and U.S. state and local governments have adopted or are considering legislation that would restrict or prohibit the use of wireless handsets while driving. Widespread legislation that restricts or prohibits the use of wireless handsets while driving could negatively affect our future growth.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. These requirements first apply to this Annual Report.

We have identified material weaknesses in our internal controls over financial reporting. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” for a discussion of these material weaknesses. As of the date of this Annual Report on Form 10-K, we are still in the process of implementing remedial measures related to the material weaknesses identified as discussed at Item 9A—“Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.” If our efforts to remedy the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. In addition, during 2005, we will apply the requirements of the Sarbanes-Oxley Act to our November 2004 acquisition of ACC, which was exempted from our 2004 assessment as permitted under the Sarbanes-Oxley Act. We expect that our internal controls over financial reporting will continue to evolve as we continue in our efforts to grow and expand our business in the future. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act , has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and NASDAQ has revised its requirements for companies that are quoted on it. These developments (i) have required and may continue to require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members on our board of directors, or qualified executive officers. To ensure our compliance with Section 404 of the Sarbanes-Oxley Act and other related security rules, we incurred costs of approximately $4.6 million in 2004 relating to the implementation of plans designed to ensure our compliance. We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs that we may incur as a result of such developments.

Changes in accounting rules.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. For example, there have been recent changes to FASB guidelines relating to accounting for stock-based compensation that will increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China’s governmental and regulatory reforms may impact our ability to do business in China.

Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. Multiple government bodies are involved in regulating and administrating affairs in the telecommunications industry, among which the MII, the National Development and Reform Commission (“NDRC”) and the State Asset Supervisory Administrative Commission (“SASAC”) play the leading roles. These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

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

•       the restructuring of telecommunications carriers in China;

•       the introduction of measures to control inflation or stimulate growth;

•       the introduction of new guidelines for tariffs and service rates, which affect our ability to competitively price our products and services;

•       changes in the rate or method of taxation;

•       the imposition of additional restrictions on currency conversion and remittances abroad; or

•       any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

For example, on November 1, 2004, as a continuation of the restructuring of telecom carriers relating to the initial public offering of China Netcom in 2004, SASAC decided to swap the senior executives of China Mobile, China Unicom, China Telecom and China Netcom in an effort to ease competition among carriers. This led to business interruption between China Telecom and China Netcom, which had an adverse impact of delaying revenue recognition in the fourth quarter of 2004. Moreover, we are not certain whether there may be additional government interference, including government imposed mergers or spin-offs of the existing carriers.

In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law (the “Telecommunications Law”) to provide a uniform regulatory framework for the telecommunications industry. We do not yet know the final nature or scope of the regulations that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

Under China’s current regulatory structure, the communications products that we offer in China must meet government and industry standards. In addition, a network access license for the equipment must be obtained. Without a license, telecommunications equipment is not allowed to be connected to public telecommunications networks or sold in China. Moreover, we must ensure that the quality of the telecommunications equipment for which we have obtained a network access license is stable and reliable, and will not negatively affect the quality or performance of other installed licensed products.

The product quality supervision department of the China State Council, in concert with the MII, performs spot checks to track and supervise the quality of licensed telecommunications equipment and publishes the results of such spot checks.

China’s changing economic environment may impact our ability to do business in China.

Since 1978, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business. China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization (the “WTO”). Entry into the WTO requires that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions by early 2005 at the latest, and we cannot predict the impact of these changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system may adversely affect us.

We conduct our business in China primarily through our wholly owned subsidiaries incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business might be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer.

The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as our Company, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether our Company will be grandfathered under into any new tax structure, if a new tax structure is implemented, a new tax structure may adversely affect our financial condition. Moreover, certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced or repealed due to changes in tax laws, our business could suffer.

Our ability to continue successful deployment of PAS system and sales of PAS handsets are limited by certain factors, including the following:

Maturing PAS market and increased competition in handsets and tariffs.

The market for PAS exceeded 66 million users as of the end of fiscal year 2004 and is present throughout China. As the PAS market has matured, we believe that it may level off in the near future. In addition, the increase in handset competitors entering the market during 2004 has resulted in decreased average selling prices and margins. If additional handset competitors enter the market or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

Furthermore, competition from mobile operators, such as China Mobile and China Unicom, has increased in cities where PAS is deployed. Mobile operators offering special promotional pricing or incentives to customers, such as free incoming calls or free mobile-to-mobile calls, have harmed the ability of our customers, China Telecom and China Netcom, to compete effectively. The continued use of such incentive programs by mobile operators may adversely impact China Telecom and China Netcom’s ability to increase PAS subscriptions. Due to our relationships with China Telecom and China Netcom, reduced subscription growth at these carriers may have a material adverse effect on our pricing and harm our business or results of operations.

Our PAS system and handsets sales may experience a sharp decline if China Telecom or China Netcom obtain licenses allowing them to deliver mobile services.

China’s media sources have widely reported that the MII may grant 3G mobile licenses to China Telecom or China Netcom, or to both during 2005. If China Telecom or China Netcom obtain 3G mobile licenses, they may re-allocate capital expenditures to construct 3G networks, and as a consequence, may significantly reduce capital expenditures relating to PAS networks that utilize our existing products. In addition, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, resulting in the restriction of or shutting down of PAS networks. If this were to occur, we could lose current and potential future customers of our products, and our financial condition and results of operations could be significantly harmed.

We only have trial licenses for the PAS system and handsets in China.

We only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon conversations with the MII, we understand that our PAS systems and handsets are considered to still be in the trial period and that sales of our PAS systems and handsets may continue to be made by us during this trial period, but that licenses will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our legal counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our legal counsel in China, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

Increasing centralization of purchasing decision-making by carriers may lead to customer concentration and affect the results of our business.

Most Chinese carriers have three levels of operations; the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels are independent legal persons and have their own corporate mandate. The purchasing decision making process may take various forms for different projects and may also differ significantly from carrier to carrier.

In the case of PAS systems, all China Netcom contracts are negotiated and entered into between the provincial operators and the Company. However, the central headquarters of China Telecom recently began exerting more influence in the purchasing decision-making process by negotiating contractual terms, such as purchase price, payment terms, and acceptance clauses at the central level. The provincial operator then further negotiates the contract based on the guidelines provided by the headquarters. Final contracts are entered into between the provincial operator and the Company. However, if this trend of centralized decision-making expands to unified purchasing, resulting in the negotiation and execution of contracts at the central headquarter level, there may be a concentration of customers which could have a significant impact on our business.

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

•       changes in governmental regulations or policies in China;

•       our, or a competitor’s, announcement of new products, services or technological innovations;

•       the operating and stock price performance of other comparable companies; and

•       news and commentary emanating from the media, securities analysts or government bodies in China relating to us and to the industry in general.

General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management’s time and resources.

In addition, public announcements by China Telecom, China Netcom, China Mobile, and China Unicom each of which exert significant influence over many of our major customers in China, may contribute to volatility in the price of our stock. The price of our stock may react to such announcements.

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc., have significant influence over our management and affairs, which it could exercise against the best interests of our stockholders.

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.8% of our outstanding stock as of December 31, 2004. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

Together with the holders of our convertible subordinated notes due in 2008, we face a variety of risks related to the notes.

Holders of our convertible subordinated notes due in 2008 (the “Notes”) and we face a variety of risks with respect to the Notes, including the following:

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

•       In addition, we are subject to various covenants and obligations pursuant to the terms of the indenture governing the Notes (the “Indenture”). Should we default on certain of these obligations, then all unpaid principal and accrued interest on the Notes then outstanding could become immediately due and payable. For example, as of April 1, 2005, we were in technical noncompliance under the Indenture due to the untimely filing of our Annual Report on Form 10-K for the year ended December 31, 2004. If we had failed to file this Annual Report within 60 days of written notice being provided to us be either the trustee under the Indenture or the holders of at least 25%

in aggregate principal amount of the Notes then outstanding, an event of default under the Indenture would have occured. If an event of default under the Indenture occurs and if payment of principal and accrued interest on the Notes is accelerated, our business could be seriously harmed.

Nasdaq has informed us that our common stock may be delisted, which could materially impair the ability of investors to trade in our common stock and could have a material adverse effect on our stock price.

On April 5, 2005, we received a notice from the staff of Nasdaq, indicating that we failed to comply with Marketplace Rule 4310(c)(14), due to the fact that we did not file this Annual Report on Form 10-K with the SEC by March 31, 2005. Beginning at the opening of business on April 7, 2005, Nasdaq appended the fifth character “E” to the trading symbol for our common stock. We have requested a hearing before a Nasdaq Listing Qualifications Panel, (the “Panel”), to review the Nasdaq staff’s determination. The hearing request has stayed the delisting of our common stock pending the Panel’s decision. There can be no assurance that the Panel will grant our request for continued listing. In the event that the Panel denies our request for continued listing and our common stock is delisted from Nasdaq, the ability of our investors to buy and sell shares of our common stock could be materially impaired. In addition, the delisting of our common stock from Nasdaq could have a material adverse effect on our stock price.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, changes in foreign currency exchange rates and changes in the stock market.

Interest Rate Risk:

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities of less than one year. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax-exempt instruments. In accordance with our investment policy, all short-term investments are invested in “investment grade” rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2004 and 2003:

	December 31,
	2004	2003
	(in thousands, except interest rates)
Cash and cash equivalents	$562,532	$377,747
Average interest rate	0.84%	1.19%
Restricted cash	$24,712	$3,943
Average interest rate	1.93%	0.50%
Restricted short-term investments	$8,635	$20,461
Average interest rate.	2.48%	1.19%
Short-term investments	$136,283	$48,617
Average interest rate	1.50%	1.36%
Total investment securities	$732,162	$450,768
Average interest rate	1.02%	1.20%

Equity Investment Risk:

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

Debt Investment Risk:

Our debt investment portfolio consists of an $11.8 million note receivable from BB Modem, an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42- month period, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loan.

Foreign Exchange Rate Risk:

We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. Additionally, during 2004 we made significant sales in both Japanese Yen and in Euros. Although we are expanding our global operations outside of China, as of December 31, 2004, we have not experienced a material foreign exchange rate risk due to the fact that the significant majority of our business has remained in China as well as our increased presence in the United States. We maintain Japanese yen bank accounts for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at December 31, 2004 was approximately $223.4 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UTStarcom, Inc.:

We have completed an integrated audit of UTStarcom, Inc.’s (the “Company”) 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 46 in 2003.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A—Controls and Procedures, that UTStarcom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements,  (2) the Company did not maintain effective controls over the identification of and accounting for  related party relationships and related party transactions, (3) the Company did not maintain effective controls over the monitoring of its accounting functions located outside of the U.S. and (4) the Company did not maintain an effective control environment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

1.      As of December 31, 2004, the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This material weakness contributed to the following control deficiencies relating to the preparation of the Company’s financial statements which are individually considered to be material weaknesses:

a)               The Company did not maintain effective controls over its revenue and deferred revenue accounts and associated cost of sales. Specifically, the Company’s controls over its processes and procedures related to the recording and review of its revenue and deferred revenue accounts were not adequate to ensure that such accounts were completely and accurately recorded. In particular, the following exceptions were identified in which revenue recognition criteria were not properly assessed: treatment of upgrade protection in a multiple element arrangement, non-standard contractual terms and conditions, exceptions to final acceptance confirmations received from customers, tracking of proof of delivery and timing of execution of final acceptance confirmations, and the identification of the appropriate costs associated with selected sales transactions. This control deficiency resulted in adjustments to the second quarter 2004 financial statements and audit adjustments to the fourth quarter 2004 financial statements to properly recognize revenue and cost of sales.

b)              The Company did not maintain effective controls over its inventory, deferred costs, inventory reserve accounts and cost of sales. Specifically, the Company’s controls failed to adequately identify, document and analyze the conditions that should have been considered relative to the existence and expected recoverability of inventory and deferred costs. Principally in Japan, controls were not adequate to properly track and confirm inventory movements or ensure the timely recognition of cost of goods sold. In addition, certain inventory purchases were approved locally but were not in accordance with the Company’s usual procurement polices and procedures. This control deficiency resulted in certain audit adjustments to the fourth quarter 2004 financial statements to correct cost of goods sold and the related inventory and deferred costs accounts.

c)               The Company did not maintain effective controls over its processes for accounting for goodwill. Specifically, the Company’s controls over its processes and procedures related to its assessment of the impairment of its goodwill account were not sufficiently detailed to identify instances of impairment as required under generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 financial statements to recognize the impairment of the Company’s goodwill associated with the operations of an entity acquired and substantially abandoned in 2004.

d)              The Company did not maintain effective controls over the process for the translation of its accounts and transactions denominated in a currency other than U.S. dollars. Specifically, the Company’s controls over its processes and procedures related to the translation of transactions and account balances denominated in a currency other than U.S. dollars failed to identify and utilize the appropriate foreign exchange rates, primarily related to the cash, accounts receivable, accounts payable, and other comprehensive income accounts. This control deficiency resulted in certain audit adjustments to the fourth quarter 2004 financial statements to properly record unrealized foreign exchange gains.

e)               The Company did not maintain effective controls over the recording of accrued expenses, primarily in China and Japan. Specifically, the Company’s controls over its processes and procedures related to accrued expenses failed to completely and accurately record expenses in the proper period. The review of open purchase orders and invoices received as part of the close process was insufficient to ensure that the 2004 year-end accrued expense balances were completely and accurately recorded in the proper period. This control deficiency resulted in certain audit adjustments to the fourth quarter 2004 financial statements to properly record certain accrued expense and related income statement accounts.

f)                 The Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements. Specifically, the Company’s controls over the completeness, accuracy and review of its documentation of close processes relating to reconciliations, journal entries, spreadsheets, international reporting packages and review and preparation of monthly expenditure reports were ineffective in their design and execution. In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures, including the support for the accounting positions taken on non-routine transactions, goodwill impairment, purchase accounting, segment reporting, accounting for potential variable interest entities, intercompany profit eliminations and income tax accounting and proper classification of inventory and deferred costs, deferred revenue and accounts receivable, and revenue and cost of goods sold. These control deficiencies resulted in certain audit adjustments to and additional disclosures made in the 2003 and 2004 financial statements.

g)               The Company did not maintain effective controls over the completeness and accuracy of its income tax provision and related balance sheet accounts. Specifically, as part of its 2004 year-end close process, certain errors related to income taxes payable, deferred income tax assets and liabilities, other long-term assets, prepaids and other current assets were identified in the calculation of the Company’s 2003 income tax provision. This control deficiency resulted in the restatement of the Company’s financial statements for the quarters and full year of 2003 as well as audit adjustments to the fourth quarter 2004 financial statements to adjust the provision for income taxes, stockholders’ equity, income taxes payable, other long-term assets, prepaids and other current assets.

h)              The Company did not maintain effective controls in relation to segregation of duties and user access to certain Oracle business process applications nor were there effective controls in place to monitor user access. There were instances in which either information technology or finance personnel maintained access to specific applications within the Oracle environment beyond that needed to perform their individual job responsibilities. This deficiency related to financial reporting, inventory and purchasing applications in China and financial reporting applications in the United States.

As discussed above, certain of these control deficiencies resulted in either the restatement of the Company’s financial statements for each of the quarters in 2003 and the year ended December 31, 2003, and/or audit adjustments to the second or fourth quarter 2004 financial statements. Additionally, these control deficiencies could individually or in the aggregate result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

2.      As of December 31, 2004, the Company did not maintain effective controls over the identification of and accounting for related party relationships and related party transactions.   Specifically, the Company’s controls over its policies and procedures were ineffective in identifying all significant related party relationships and transactions on a timely basis in order for such relationships and transactions to be appropriately reflected in the Company’s financial statements in accordance with generally accepted accounting principles. Specifically, a previously undisclosed significant related party relationship was identified during the 2004 financial close process. This related party was also determined to be a variable interest entity in which the Company was determined to be the primary beneficiary. This control deficiency resulted in a restatement of the Company’s financial statements for the year ended December 31, 2003, as well as an audit adjustment to the 2004 financial statements. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.      As of December 31, 2004, the Company did not maintain effective controls over the monitoring of its accounting functions located outside of the U.S.   The Company’s policies and procedures with respect to the review and supervision of its accounting operations in foreign locations, principally Japan and China, were inadequate. Specifically, corporate senior financial management did not provide adequate oversight of the accounting functions based principally in Japan and China, nor was there sufficient and accurate information for monitoring the financial results of non-U.S. operations. Reviews of local financial results were inadequate in either their design or operation to detect errors to the Company’s financial statements as described in items 1 and 2 above. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.      As of December 31, 2004 the Company did not maintain an effective control environment.   The financial reporting organizational structure was not adequate to support the size, complexity, operating activities or locations of the Company. Deficiencies in local accounting operations, such as the lack of a senior finance director in China with sufficient depth and skill in the application of U.S. generally accepted accounting principles and inadequate understanding of U.S. generally accepted accounting principles by local accounting staff resulted in the adjustments to the financial statements as discussed in items 1—3 above. In addition, in some cases, certain key finance positions were staffed with individuals who did not have the appropriate skills, training and experience to meet the objectives as outlined in their job descriptions or that should be expected of these roles. Further, the following specific areas are examples of some of the corporate departments in the Company where additional skilled resources are required: tax, external financial reporting, revenue recognition, treasury, financial planning and analysis and corporate accounting. This control deficiency, together with the material weaknesses described in items 1—3 above, indicate that the Company did not maintain an effective control environment. These control deficiencies could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Audiovox Communications Corporation from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company through a purchase business combination in November 2004. We have also excluded Audiovox Communications Corporation from our audit of internal control over financial reporting. Audiovox Communications Corporation is a wholly-owned subsidiary whose total assets and total revenues represent approximately 11.0% and approximately 10.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

In our opinion, management’s assessment that UTStarcom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, UTStarcom, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
San Jose, California
April 14, 2005

UTSTARCOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$562,532	$377,747
Short-term investments	136,283	48,617
Accounts receivable, net of allowances for doubtful accounts	719,625	325,288
Accounts receivable-related parties, net of allowances for doubtful accounts	86,988	43,944
Notes receivable	26,982	11,362
Inventories	590,832	257,065
Deferred costs/Inventories at customer sites under contracts	198,155	542,060
Prepaids	112,525	139,103
Current deferred taxes	143,123	18,179
Short-term restricted cash and investments	33,347	24,404
Other current assets	42,058	30,320
Total current assets	2,652,450	1,818,089
Property, plant and equipment, net	268,759	187,039
Long-term investments	35,590	24,066
Goodwill	180,627	100,180
Intangible assets, net	98,211	44,051
Other long-term assets	80,368	70,625
Total assets	$3,316,005	$2,244,050
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$407,536	$251,121
Short-term debt	351,183	1
Income taxes payable	143,778	14,265
Customer advances	323,938	450,499
Deferred revenue	66,941	44,958
Other current liabilities	241,577	173,911
Total current liabilities	1,534,953	934,755
Long-term debt	410,655	410,655
Total liabilities	1,945,608	1,345,410
Commitments and contingencies (Note 18)
Minority interest in consolidated subsidiaries	5,025	5,309
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 114,486,632 and 104,272,477 at December 31, 2004 and 2003, respectively	144	131
Additional paid-in capital	1,123,065	654,483
Deferred stock compensation	(6,102)	(7,761)
Retained earnings	243,452	243,058
Accumulated other comprehensive income	4,813	3,420
Total stockholders’ equity	1,365,372	893,331
Total liabilities, minority interest and stockholders’ equity	$3,316,005	$2,244,050

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2004	2003	2002
Net sales:
Unrelated party	$2,558,908	$1,780,751	$858,768
Related party	144,673	184,436	123,038
	2,703,581	1,965,187	981,806
Cost of net sales:
Unrelated parties	2,010,571	1,261,284	587,799
Related party	91,409	79,518	48,535
Gross profit	601,601	624,385	345,472
Operating expenses:
Selling, general and administrative	315,703	188,339	110,263
Research and development	219,045	155,252	86,182
In-process research and development costs	1,400	10,686	670
Amortization of intangible assets	15,551	8,370	2,395
Total operating expenses	551,699	362,647	199,510
Operating income	49,902	261,738	145,962
Interest income	6,172	3,194	5,522
Interest expense	(6,916)	(4,671)	(1,251)
Other income (expense), net	15,431	4,921	(9,908)
Equity in loss of affiliated companies	(1,300)	(5,260)	(4,053)
Income before income taxes and minority interest	63,289	259,922	136,272
Income tax benefit (expense)	9,841	(45,399)	(27,254)
Minority interest in (losses) earnings of consolidated subsidiaries	(285)	(1,009)	1,156
Net income	$73,415	$215,532	$107,862
Basic earnings per share	$0.64	$2.08	$0.98
Diluted earnings per share	$0.56	$1.75	$0.94
Weighted average shares used in per-share calculation:
—Basic	114,135	103,659	109,566
—Diluted	135,541	124,909	114,407

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional	Deferred Stock	Retained	Notes Receivable from	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Paid-in-Capital	Compensation	Earnings	Stockholders	Income/(Loss)	Equity	Income
Balances, December 31, 2001	109,302,816	$138	$638,697	$(6,045)	$49,146	$(381)	$332	$681,887
Common stock issued upon exercise of options	1,717,899	3	9,162					9,165
Common stock issued upon Softbank offering, net of expenses	1,500,000	2	28,933					28,935
Common stock issued upon ESPP purchases	182,437		2,828					2,828
ACD acquisition-related stock issuances	84,756							—
Repurchase of Softbank shares, including fees	(6,000,000)	(8)	(36,433)		(36,488)			(72,929)
Cancellation of deferred compensation charges due to employee terminations			(1,282)	1,282				—
Amortization of deferred stock compensation			103	2,997				3,100
Acquisition-related deferred compensation			10,000	(10,000)				—
Tax benefits for non-qualified stock option exercises			6,538					6,538
Collections on notes receivable from stockholders						99		99
Net income					107,862			107,862	$107,862
Other comprehensive income:
Unrealized holding loss (net of tax of $298)							(952)	(952)	(952)
Translation adjustment							(138)	(138)	(138)
Total comprehensive income									$106,772
Balances, December 31, 2002	106,787,908	135	658,546	(11,766)	120,520	(282)	(758)	766,395
Common stock issued upon exercise of options	4,490,195	6	55,053					55,059
Common stock issued upon ESPP purchases	261,103		3,839					3,839
Repurchase of Softbank shares, including fees	(8,000,000)	(10)	(46,605)		(92,994)			(139,609)
Purchase of convertible bond hedge and call option			(43,792)					(43,792)
Common stock issued for RollingStreams acquisition	164,115		6,233					6,233
Shanghai Yi Yun acquisition-related stock issuance	226,302							—
Deferred compensation related to RollingStreams acquisition				(434)				(434)
Cancellation of deferred compensation charges due to employee terminations			(156)	156				—
Amortization of deferred stock compensation				4,283				4,283
Common stock issued for Shanghai Yi Yun acquisition	342,854		6,001					6,001
Tax benefits for non-qualified stock option exercises			15,364					15,364
Collections of notes receivable from stockholders						282		282
Net income					215,532			215,532	$215,532
Other comprehensive income:
Unrealized holding gain (net of tax of $506)							2,166	2,166	2,166
Translation adjustment							2,012	2,012	2,012
Total comprehensive income									$219,710
Balances, December 31, 2003	104,272,477	131	654,483	(7,761)	243,058	—	3,420	893,331
Common stock issued upon exercise of options	1,191,877	2	18,525					18,527
Common stock issued upon ESPP purchases	445,844		7,130					7,130
Common stock issued upon secondary offering, net of expenses	12,100,000	15	474,539					474,554
Common stock issued upon exercise of warrants	32,000		80					80
Common stock repurchased per Repurchase Plan, including fees	(3,555,566)	(4)	(34,544)		(73,021)			(107,569)
Amortization of deferred stock compensation				519				519
Cancellation of deferred compensation charges due to employee terminations			(1,140)	1,140				—
Tax benefits for non-qualified stock option exercises			3,992					3,992
Net income					73,415			73,415	$73,415
Other comprehensive income:
Unrealized holding loss (net of tax of $516)							(1,351)	(1,351)	(1,351)
Translation adjustment							2,744	2,744	2,744
Total comprehensive income									$74,808
Balances, December 31, 2004	114,486,632	$144	$1,123,065	$(6,102)	$243,452	$—	$4,813	$1,365,372

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,415	$215,532	$107,862
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,203	44,708	22,435
Loss on sale of assets	2,201	1,920	1,098
Loss on impairment of long-term assets	—	8,762	—
Loss on impairment of goodwill and intangible assets	12,706	—	—
Loss on sale of notes receivable	—	2,286	—
In-process research and development costs	1,400	10,686	670
Amortization of debt issuance costs	2,332	1,953	—
Warrants adjustment to fair value	(46)	(424)	—
Loss (gain) on sale of investment	(1,912)	73	—
Impairment of long-term investment	1,608	75	4,442
Stock compensation expense	519	4,302	3,100
Provision for doubtful accounts	21,284	4,922	7,197
Provision for inventory reserve	39,000	14,626	18,937
Equity in loss of affiliated companies	1,300	5,261	4,053
Deferred income taxes	(119,220)	(10,675)	(14,704)
Minority interest in losses (earnings) of consolidated subsidiary	(285)	(1,009)	1,156
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(455,865)	(151,863)	(34,207)
Inventories	(197,604)	(81,618)	(76,056)
Deferred costs/Inventories at customer sites under contracts	299,918	(301,081)	(137,806)
Other current and non-current assets	(14,074)	(120,206)	(24,551)
Accounts payable	98,281	(5,906)	170,452
Income taxes payable	133,509	16,626	9,007
Customer advances	(134,157)	294,163	87,776
Deferred revenue	21,918	27,379	47
Other current liabilities	42,564	64,681	27,683
Net cash (used in) provided by operating activities	(95,005)	45,173	178,591
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(135,575)	(123,214)	(75,271)
Investment in affiliates, net of cash acquired	(19,292)	(661)	(28,933)
Issuance of note receivable to related party	—	(10,071)	—
Purchase of businesses, net of cash acquired	(217,751)	(106,713)	(17,706)
Proceeds from disposal of property, plant and equipment	428	21	175
Purchase of intangible assets	(4,158)	(2,340)	—
Change in restricted cash	(8,943)	(3,153)	(21,251)
Purchase of short-term investments	(319,253)	(147,544)	(140,583)
Proceeds from sale of short-term investments	236,497	217,180	118,168
Net cash used in investing activities	(468,047)	(176,495)	(165,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	25,737	58,878	40,928
Purchase of convertible bond hedge and call option	—	(43,792)	—
Proceeds from borrowing	390,000	422,976	39,621
Payments for borrowing	(40,000)	(23,389)	(110,101)
Repurchase of stock	(107,569)	(139,609)	(72,929)
Proceeds from equity offering	474,554	—	—
Proceeds from stockholder notes	—	282	99
Net cash provided by (used in) financing activities	742,722	275,346	(102,382)
Effect of exchange rate changes on cash	5,115	1,779	—
Net increase (decrease) in cash and cash equivalents	184,785	145,803	(89,192)
Cash and cash equivalents at beginning of period	377,747	231,944	321,136
Cash and cash equivalents at end of period	$562,532	$377,747	$231,944

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

UTStarcom Inc. (the “Company”), a Delaware corporation, provides Internet Protocol (“IP”) networking product and service platforms and global service and support. The Company sells wireless infrastructure, broadband infrastructure and handsets and customer premise equipment to operators in both fast growth and established telecommunications markets around the world. The Company enables its customers to rapidly deploy revenue-generating access services using their existing infrastructure, while providing a migration path to cost-efficient end-to-end IP networks. The Company was incorporated in 1991 and is headquartered in Alameda, California.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (over 50 percent) owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. The Company also consolidates variable interest entities (“VIE”) as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”

Restatement of Consolidated Financial Statements:

The Company filed the Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the year ended December 31, 2003 and the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and certain corresponding changes described below.

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

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, the Company determined that an impairment charge should have been recorded in 2003 when these conditions should have been identified. Accordingly, an impairment charge of $7.4 million, net of tax, was recorded, which decreased both total assets and equity by $7.4 million at December 31, 2003.

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

(3)          Changes in restricted cash had been incorrectly categorized as a part of operating cash flows instead of investing cash flows in accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” (“SFAS 95”). Accordingly, the Company has reflected this change in categorization in the Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2003. The change for 2003 and 2002 is an increase in cash flows from operating activities and a decrease in cash flows from investing activities of $3.2 million and $21.3 million, respectively, and there was no change for 2001 and

(4)          A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 22 to the Consolidated Financial Statements.

Use of Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, reserves for inventory, deferred costs and accrued product warranty costs, tax valuation allowances, goodwill impairments and loss contingencies, among others. Actual results could differ from those estimates.

During 2004, the Company changed its estimate related to allowance for doubtful accounts to reflect new trends in the collection cycles, primarily in China. At December 31, 2004, this change in estimate resulted in a $10.1 million lower allowance for doubtful accounts than would have been recorded using the prior rates.

Cash and Cash Equivalents:

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less at the date of purchase.

Short-term Investments:

Short-term investments consist of investments with original or remaining maturities of more than three months but less than twelve months. In accordance with the Company’s investment policy, all short-term investments are invested in “investment grade” rated securities with a minimum of A or better ratings. Currently, most of the Company’s short-term investments have AA or better ratings. Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as a separate component of stockholders’ equity. Unrealized losses on securities classified as available-for-sale that are determined to be other-than-temporary are reported in earnings. Realized gains and losses are reported in earnings. The fair value of investments is based on quoted market prices. At December 31, 2004 and 2003, short-term investments in available-for-sale securities consisted of (in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities	$136,283	$—	$136,283
Total current available for-sale securities	$136,283	$—	$136,283

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
Debt securities	$48,617	$—	$48,617
Total current available for-sale securities	$48,617	$—	$48,617

Long-term Investments:

The Company has investments in various privately held companies and investments funds. Investments in less than majority-owned affiliates over which we exercise significant influence are accounted for under the equity method pursuant to Accounting Principles Board Opinion No. 18. All other investments in affiliates are carried at cost. The Company monitors for impairment and makes appropriate reductions in the carrying value if the Company determines that an impairment charge is required based on the financial condition and near-term prospects of these companies.

Revenue Recognition:

Revenues from sales of telecommunications equipment and handsets are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as customer advances. Normal payment terms differ for various reasons amongst different customer regions, depending upon common business practices for customers within a region. Shipping and handling costs are recorded as revenues and costs of revenues. Any expected losses on contracts are recognized when identified.

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under Emerging Issues Task Force Issue (“EITF”) No. 00-21, and SEC Staff Accounting Bulletin No. 104 (“SAB 104”). Multiple element arrangements primarily involve the sale of Personal Access Systems (“PAS”), a family of wireless access handsets, wireless consumer products and core infrastructure equipment or Internet Protocol-based PAS, (“iPAS”), wireless access systems that employ micro cell radio technology and specialized handsets, allowing service providers to offer subscribers both mobile and fixed access to telephone services. These multiple element arrangements include the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of fair value does not exist, revenue is deferred until such services are deemed complete.

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

Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2, as amended, and EITF No. 03-05. The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence (“VSOE”). VSOE of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

The Company recognizes revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all years.

The Company also sells products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” (“SFAS 48”). The Company has developed reasonable estimates for stock exchanges. Estimates are derived based on historical experience with similar types of sales of similar products.

The Company has sales agreements with certain wireless customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to such customers or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. The Company estimates the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions, and the Company records its estimate of the rebate amount at the time of the sale. The Company also enters into sales incentive programs, such as co-marketing arrangements, with certain wireless and handset customers. The Company records the incurred incentive as a reduction of revenue when the sales revenue is recognized.

The assessment of collectability is also a factor in determining whether revenue should be recognized. The Company assesses collectability based on a number of factors, including payment history and the credit worthiness of the customer. The Company does not request collateral from its customers. In international sales, the Company often requires letters of credit from its customers that can be drawn on demand if the customer defaults on its payment. If the Company determines that collection of a payment is not reasonably assured, the Company recognizes revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash. Occasionally, the Company enters into revenue sharing arrangements. Under these arrangements, the Company collects revenues only after its customer, the telecommunications service provider, collects service revenues. When the Company enters a revenue sharing arrangement, the Company does not recognize revenue until collection is reasonably assured.

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

Product Warranty:

The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to three years from the time of final acceptance. Very rarely, the Company has entered into arrangements to provide limited warranty services for periods longer than three years. The longest such warranty period is ten years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience.

Accounts and Notes Receivable:

The Company accepts bank notes and commercial notes from its customers in China in the normal course of business and estimates the collectability of its trade receivables and notes receivable. The notes are typically non-interest bearing, with maturity dates between three and six months. An allowance for doubtful accounts is maintained for the estimated losses on the trade receivables and notes receivable when collection may no longer be reasonably assured. The Company assesses collectability of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectability is doubtful, the Company records an allowance against the receivable. If a customer’s financial condition were to deteriorate, causing their ability to make payments to suffer as a result, the allowances for receivables may need to be increased. With greater concentration of accounts receivable with certain customers, the financial conditions of any specific or individual customer may result in increased concentration risk exposure. Allowances for doubtful accounts were $51.2 million and $31.2 million at December 31, 2004 and 2003, respectively, for total receivables, including accounts receivable from related parties.

Inventories:

Inventories consist of inventories held at the Company’s manufacturing facility, warehouses or at customer sites prior to signing of contracts. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or net realizable value, net of write-downs for excess, slow moving and obsolete inventory. With the exception of the handset inventory for our Personal Communications Division (“PCD”), which is based on weighted average cost, inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the estimated market value.

Deferred costs/Inventories at customer sites under contracts:

Inventories at customer sites under contracts awaiting final acceptance are classified as deferred costs. Title associated with this inventory has transferred to the customer who has assumed the risk of physical loss. Deferred costs also includes labor related to third party integrators and freight. All deferred costs are stated at cost. Management periodically assesses the recoverability of deferred costs and provides reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including length of time inventory has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists. Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of inventory at customer sites under contract with specific or individual customer, the financial conditions of any specific or individual customer may result in increased concentration risk exposure for our inventory.

Research and Development and Capitalized Software Development Costs:

Research and development costs are charged to expense as incurred. Research and development costs include payroll related costs, contractor fees, facility expenses, third party license fees and allocations of overhead costs.

Costs incurred in the development of software that will ultimately be sold are capitalized during the time between when technological feasibility has been attained and the related product is ready for general release. During 2004 and 2003, the Company capitalized $5.3 million and $4.2 million of software development costs, respectively. Amortization of capitalized development costs were $3.0 million, $1.8 million and $1.1 million in 2004, 2003 and 2002, respectively. Unamortized capitalized software development costs for 2004 and 2003 were $15.9 million and $7.5 million, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

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

Years
Furniture, test or manufacturing equipment	5
Computers and software	2-3
Buildings	land use rights
Automobiles	5
Land use rights	life of use rights
Leasehold improvements	lesser of 5 or remaining lease life

The Company capitalizes interest incurred related to construction of property, plant or equipment until it is ready for use. During 2004, and 2003, the Company recorded $1.4 million and $0.6 million, respectively, of capitalized interest applicable to the construction of its Hangzhou manufacturing facility.

The Hangzhou manufacturing facility was placed in service in October 2004. Capitalized interest is being amortized on a straight-line basis over the life of the building.

Consolidation of Variable Interest Entities:

The Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 46, (“FIN 46”). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. The Company has consolidated a related party deemed a VIE and with whom the Company is the primary beneficiary.

Goodwill and Intangible Assets:

The Company has recorded goodwill and intangible assets in connection with business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding the ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. An annual goodwill impairment review is performed in the fourth quarter of each year or when changes in circumstances indicate a potential impairment exists. In the fourth quarter of 2004, the Company reorganized its operations into three reportable segments and each have a single operating segment/reporting unit. The Company performed a goodwill impairment analysis at the reporting unit level. At this time, no impairment was identified. When assessing potential impairment to goodwill, book value of a reporting unit is compared to its fair value. Fair value is determined based on the present value of estimated future cash flows.

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

Advertising Costs:

The Company expenses all advertising costs as incurred. Payment to customers for marketing development costs are accounted for as a reduction of the revenue associated with customers as incurred. For the years ended December 31, 2004, 2003 and 2002, advertising costs totaled $8.0 million, $4.2 million and $1.7 million, respectively.

Stock-Based Compensation:

The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock- Based Compensation,” (“SFAS 123”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option.

The fair value of warrants, options or stock exchanged for services from non-employees is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option-pricing model.

On December 31, 2004, a sub-committee of the Company’s Board of Directors (the “Board”) approved an immediate and full acceleration of vesting of all stock options outstanding under the

Company’s 1997 Stock Option Plan with a per share exercise price greater than $22.15 (the “Acceleration”). The Company amended all relevant option agreements to reflect the Acceleration. The Company adopted the Acceleration in anticipation of the impact of FASB Statement No. 123(R), which requires expensing unvested options starting on January 1, 2006. As a result of the Acceleration, options to purchase approximately 6.4 million shares of the Company’s common stock became immediately exercisable as of December 31, 2004. The Acceleration had the effect of decreasing 2004 pro forma net income by approximately $33.0 million. The Acceleration had no impact on the financial statements as of and for the year ended December 31, 2004 and is not expected to have an impact on the Company’s results of operations upon adoption of FASB Statement No. 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Basic
Net income:
As reported	$73,415	$215,532	$107,862
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	370	3,071	2,209
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(68,083)	(30,290)	(20,060)
Pro forma net income	$5,702	$188,313	$90,011
Basic income per share:
As reported	$0.64	$2.08	$0.98
Pro forma	$0.05	$1.82	$0.82
Diluted
Net income:
As reported	$73,415	$215,532	$107,862
Effect of dilutive securities 7/8% convertible subordinated notes	—	3,090	—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	370	3,071	2,209
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(68,083)	(30,290)	(20,060)
Pro forma net income	$5,702	$191,403	$90,011
Diluted income per share:
As reported	$0.56	$1.75	$0.94
Pro forma	$0.05	$1.57	$0.81

The following assumptions were used to calculate the fair values:

	Year ended December 31,
Stock Options:	2004	2003	2002
Expected remaining term in years	3.00	3.00	3.00
Weighted average risk-free interest rate	2.78%	1.91%	3.43%
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	55.90%	64.00%	67.50%

	Year ended December 31,
ESPP Shares:	2004	2003	2002
Expected remaining term in years	0.53	0.74	0.50
Weighted average risk-free interest rate	1.15%	1.48%	1.96%
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	47.0%	57.5%	57.5%

The weighted average fair value per share of options granted in 2004, 2003, and 2002 was $11.38, $11.41, and $9.16, respectively.

The weighted average fair value per share of ESPP shares granted in 2004, 2003, and 2002 was $7.41, $5.57, and $7.07, respectively.

Comprehensive Income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders’ equity. As of December 31, the components of Accumulated other comprehensive income were as follows (in thousands):

	2004	2003	2002
Unrealized gains and losses on available-for-sale securities, net of tax	$(11)	$1,340	$(826)
Foreign currency translation	4,824	2,080	68
Accumulated other comprehensive income	$4,813	$3,420	$(758)

Income Taxes:

The Company accounts for income taxes under the liability method, and deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company is required to adjust its deferred tax asset and liabilities in the period when tax rates or the provisions of the income tax laws change.

The Company does not provide for U.S. Federal taxes on undistributed earnings of its foreign subsidiaries or affiliates as they are considered reinvested for an indefinite period.

Segment Reporting:

As of December 31, 2004, the Company was organized in three reportable segments:  China, International and PCD. The China reportable segment was comprised of discrete administrative, research and development, manufacturing, and sales and support infrastructure. The International segment was comprised of operations of all other geographic areas including non-China Asia, Europe, the Middle East, Africa, and North and South America. Resulting from the Company’s acquisition of selected assets of Audiovox Communication Corporation, the handset division of Audiovox Corporation, the acquired business was integrated into the Company as a separate and distinct operating division referred to as the Personal Communications Division (“PCD”) and became the third reportable segment of the Company.

Financial Instruments and Derivatives:

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

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities on the balance sheet. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged.

The following table summarizes the Company’s carrying values and fair values of its other financial instruments:

	December 31,
	2004		2003
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Convertible debt	$(402,500)	$(475,200)	$(402,500)	$(686,263)
Bank loans	(358,155)	(358,155)	(8,155)	(8,155)
Convertible bond hedge	125,040	151,610	125,040	356,314
Written call option	(81,248)	(107,582)	(81,248)	(283,730)
Long-term investments	$35,590	$47,398	$24,066	$35,545

Foreign Currency Translation:

Company operations are conducted through international subsidiaries and the financial statements of those subsidiaries are translated from their respective, functional currencies into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders’ equity. Some inventory purchases are made in Japan and consequentially, portions of accounts payable are denominated in Japanese Yen. Foreign currency transaction gains and losses are reported in earnings and were $0.8 million, $8.7 million and $5.4 million of losses in 2004, 2003, and 2002, respectively.

Earnings Per Share (“EPS”):

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted EPS is determined by adjusting net income as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, a written call option, warrants, convertible subordinated notes and vested acquisition-related stock options.

The following is a summary of the calculation of basic and diluted EPS (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Numerator:
Net income (for basic EPS computation)	$73,415	$215,532	$107,862
Effect of Dilutive Securities
7/8% Convertible subordinated notes	2,785	3,090	—
Net income adjusted for dilutive securities	$76,200	$218,622	$107,862
Denominator:
Shares used to compute basic EPS	114,135	103,659	109,566
Dilutive common stock equivalent shares:
Stock options	3,839	5,770	4,510
Written call option	262	1,235	—
Conversion of convertible subordinated notes	16,919	13,674	—
Warrants	9	29	28
Other	377	542	303
Shares used to compute diluted EPS	135,541	124,909	114,407
Basic earnings per share	$0.64	$2.08	$0.98
Diluted earnings per share	$0.56	$1.75	$0.94

Certain potential shares related to employee stock options and warrants outstanding during the years ended December 31, 2004, 2003 and 2002 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. For the years ended December 31, 2004, 2003 and 2002, these shares totaled 24.0 million with a weighted average exercise price of $31.32 per share, 17.6 million with a weighted average exercise price of $32.22 per share, 2.8 million shares with a weighted average exercise price of $23.35 per share, respectively.

On December 31, 2004, the Company’s 7/8% convertible subordinated notes outstanding were ineligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s closing stock price exceeds a specified threshold as of the last trading day of the immediately preceding fiscal quarter. At December 31, 2004, the closing price of the Company’s common stock was below the specified threshold. In September 2004, the EITF reached a consensus related to EITF No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus requires contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for purposes of computed earnings per share using the “if converted” method. The EITF pronouncement is effective and conversion is assumed in this diluted EPS computation.

The Company entered into convertible bond hedge and call option transactions to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. During the year ended December 31, 2004, the average price of the Company’s stock was below the specified strike prices of both the convertible bond hedge and call option transactions that the Company entered into to reduce the potential dilution from conversion of the notes.

For the twelve months ended December 31, 2004, the dilutive and anti-dilutive effects of the call option and the bond hedge were derived by taking the weighted average of the first, second, third and fourth quarters, in accordance with SFAS 128. For the twelve months ended December 31, 2004, this would have the effect of decreasing the denominator for diluted earnings per share by 2.0 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 0.3 million shares for the call option transaction. For the twelve months ended December 31, 2003, this would have the effect of decreasing the denominator for diluted earnings per share by 2.9 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 1.0 million shares for the call option transaction. However, only the dilutive effect of the 0.3 million shares for the twelve months ended December 31, 2004, and the 1.0 million shares for the twelve months ended December 31, 2003, with respect to the call option transaction, were included in the Company’s diluted earnings per share calculation above. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

The net income for the diluted EPS computation reflects the reduction in interest expense of $2.8 million and $3.1 million for the years ended December 31, 2004 and 2003, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board, “FASB”, issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R).

On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to annual periods beginning after June 15, 2005. The adoption of SFAS 123(R) on January 1, 2006 is expected to have a material impact on the Company’s consolidated results of operations, financial position and statement of cash flows. The Company is evaluating the transition method and pricing model alternatives upon adoption.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29,” (“SFAS 153”). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act of 2004 provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. FAS 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. FAS 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes—Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements. The Company does not expect to complete this evaluation before the end of 2006. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $541 million and the related potential range of income tax is between zero and $28 million.

NOTE 3—SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Cash paid during the period for:
Interest	$5,074	$2,795	$1,492
Income taxes	$11,177	$47,192	$18,442

Non-cash activities were as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$118,021	$92,181	$14,545
Non-cash investing and financing activities were as follows:
Common stock issued in conjunction with acquisitions	$—	$12,234	$—

NOTE 4—SHORT-TERM RESTRICTED CASH AND INVESTMENTS

At December 31, 2004, the Company had short-term restricted cash and investments of $33.3 million, primarily comprised of $24.3 million of restricted cash and $8.6 million of restricted short-term investments held for standby letters of credit. At December 31, 2003, the Company had restricted cash and short-term investments of $24.4 million primarily comprised of $20.5 million of restricted short-term investments for standby letters of credit and restricted cash of a $3.7 million time deposit required for Japanese tax purposes.

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof. Finally, the Company may issue letters of credit in support of purchase commitments.

NOTE 5—ACQUISITIONS AND DIVESTITURES OF COMPANIES

Audiovox Communications Corporation

On November 1, 2004, the Company completed its acquisition of Audiovox Communications Corporation (“ACC”) of select assets and liabilities, including inventories, prepaids, payables, accrued expenses and the right to hire approximately 250 employees for $165.1 million in cash. The Company acquired ACC’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise, and key relationships with CDMA operators in North and South America. The goodwill created in this acquisition results from this decreased time to market and volume related synergies. This goodwill is tax deductible.

The purchase agreement allows for purchase price adjustments based on the actual working capital balances at the date of acquisition. As a result of the working capital calculation, the purchase price will increase by $8.5 million. The Company made an additional payment of $5.7 million in cash in 2004 and paid the remaining balance of $2.8 million related to the working capital adjustment subsequent to year-end. Additionally, the Company incurred professional fees of $4.6 million in connection with the acquisition. The following table summarizes the allocation of the purchase price for ACC based in part upon an independent valuation:

(in thousands)
Fair value of tangible net assets:
Property, plant and equipment	$873
Inventory	116,254
Deferred income taxes	7,739
Other tangible assets	5,719
Fair value of identified intangible assets:
Customer/dealer relationships	24,400
Supplier relationships	5,300
Non-compete agreement	10,800
Trade names	4,000
Backlog	3,200
Liabilities assumed	(74,159)
Excess of costs of acquiring ACC over fair value of identified net assets acquired (goodwill)	74,125
$178,251

The Company acquired $47.7 million of intangible assets, principally consisting of carrier and dealer relationships and non-compete agreement. No amount was allocated to in-process research and development. The fair value of these identifiable intangible assets were estimated based, in part, on an independent valuation.

The intangible assets have estimated useful lives ranging from one to ten years as follows: customer relationships, ten years; dealer relationships, two years; supplier relationships, two years; non-compete agreement, four years; trade name, three years; and backlog, one year.

The results of operations of ACC have been included in the Company’s consolidated results of operations beginning on the acquisition date of November 1, 2004.

Refer to the consolidated table below for pro forma results of operations reflecting the combined results of the Company and ACC for the years ended December 31, 2004 and 2003 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

TELOS Technology, Inc.

On May 19, 2004, the Company completed its acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. and its subsidiaries (“TELOS”). TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.0 million. The Company paid $29.0 million in cash, in addition to $1.0 million of acquisition-related transaction costs. Within one year of the acquisition date, additional payments totaling a maximum of $19.0 million may become payable based upon revenue recognized from the sale of TELOS products. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”).

The existing technology acquired included the entire TELOS product family of code division multiple access (“CDMA”) softswitch technology products, supporting servers and operations maintenance centers. The TELOS product line will be integrated with the Company’s suite of CDMA products, strengthening the Company’s existing CDMA product portfolio. In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”), an assembled workforce of approximately 60 employees, customer relationships and recorded goodwill. The goodwill created in this acquisition results from decreased time to market in CDMA technologies. This goodwill is tax deductible.

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

As of the acquisition date, TELOS had two projects under development that qualified for IPR&D. The objective of both projects is to enhance the functionality of products designed to comply with the CDMA2000 technology standard. In assessing TELOS IPR&D projects, the Company considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects. The Company also considered the rate at which technology changes in the telecommunications equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.

The projects under development are enhancements to existing products that do not affect the functionality of those existing products. As such, the significant risk the Company faces is to complete these projects within the scope of the budget. As of the closing date, these projects were approximately 20% and 30% complete, respectively. As of December 31, 2004, one project was completed, and for the other project, the estimated completion date is June 2005, with estimated remaining costs to complete of $0.6 million.

The following table summarizes the allocation of the purchase price for TELOS based upon the independent valuation (in thousands):

Fair value of tangible net assets:
Property, plant and equipment	$2,010
Inventory	1,382
Other tangible assets	1,242
Fair value of identified intangible assets:
Customer relationships	5,000
Existing technology	15,900
In-process research and development	1,400
Liabilities assumed	(3,380)
Excess of costs of acquiring TELOS over fair value of identified net assets acquired (goodwill)	6,449
$30,003

The estimated useful lives of the customer relationships and existing technology intangible assets are five years.

Refer to the consolidated table below for the pro forma results of operations reflecting the combined results of the Company and TELOS for the year ended December 31, 2004 and 2003 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

Hyundai Syscomm, Inc.

On April 27, 2004, the Company completed its acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to Hyundai Syscomm, Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea. Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million excluding transaction costs of $1.8 million. Approximately $7.3 million in cash was paid at the closing date and an additional $3.0 million in cash is payable one year from the closing date. The remaining purchase price was comprised of $2.0 million to be paid by the Company upon the completion of HSI training of the Company’s manufacturing employees in China under the terms of a Training Services Agreement. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with SFAS 141.

In conjunction with this transaction, the Company loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan is due in April 2005. The Company may offset HSI’s payment obligations against the outstanding $3.0 million of the purchase price and any other liabilities.

Under the terms of the transaction with HSI, the Company acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were the base transceiver station (“BTS”) and base station controller (“BSC”) product lines. As part of the asset purchase agreement, the Company and HSI entered into a training services agreement, whereby HSI employees were to provide technical training to Company manufacturing staff in China for the ninth-month period subsequent to the acquisition. This technology and technological know-how will strengthen the Company’s existing CDMA product portfolio and the development of future CDMA technology.

In addition to acquiring existing technology, the Company entered non-compete and licensing agreements with HSI. The non-compete agreement prohibits HSI from competing against the Company in all countries except Korea for four years from the consummation date. The licensing agreement requires that HSI pay the Company 1% of revenue as royalty for the usage of the intellectual property that the Company acquired under the terms of the acquisition for fifteen years subsequent to the consummation date.

Subsequent to the April 27, 2004 acquisition of HSI, the Company completed the allocation of the purchase price based in part upon an independent valuation. The Company recorded goodwill of $7.0 million in connection with the acquisition. The results of operations of HSI have been included in the Company’s consolidated results of operations beginning on the acquisition date of April 27, 2004.

The following table summarizes the final allocation of the purchase price for HSI based upon the final independent valuation (in thousands):

Fair value of tangible net assets:
Property, plant and equipment	$1,440
Other tangible assets	437
Fair value of identified intangible assets:
Existing technology	3,559
Non-compete agreement	761
IP license agreement	891
Excess of costs of acquiring HSI over fair value of identified net assets acquired (goodwill)	7,042
$14,130

The intangible assets have estimated useful lives ranging from three to five years as follows: existing technology, five years; non-compete agreement, three years; and intellectual property license agreement, three years. In the fourth quarter 2004, a decision was made to substantially abandon the acquired operations due to integration difficulties. Thus, the entire goodwill and all intangibles were written off in the fourth quarter 2004. Refer to Note 10, Goodwill and Intangible Assets, for discussion of write-off in relation to the HSI acquisition.

Refer to the consolidated table below for unaudited pro forma results of operations reflecting the combined results of the Company and HSI for the years ended December 31, 2004 and 2003, as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

The unaudited pro forma results of operations include historical operations of the Company, TELOS, HSI and ACC (in thousands, except per share data):

	Year Ended December 31,
	2004	2003
	(In thousands, except per share data)
Pro forma adjusted net sales	$3,793,118	$2,777,440
Pro forma adjusted net income	$65,054	$154,992
Pro forma adjusted basic earnings per share	$0.57	$1.50
Pro forma adjusted diluted earnings per share	$0.48	$1.27

Giga Telecom, Inc.

On October 29, 2004, UTStarcom CDMA Technologies Korea Limited, a limited liability company organized under the laws of Korea and a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement with Giga Telecom, Inc., (“Giga”) a Korean corporation that develops and manufactures wireless handsets. Pursuant to the Asset Purchase Agreement and related ancillary agreements, the Company will pay $18.6 million for certain assets relating to the research and development of CDMA wireless products, of which $13.0 million will be paid in cash at the closing, $1.6 million that has been paid by the Company pursuant to a separate arrangement in respect of certain services rendered by Giga relating to the design of wireless handsets for the Company will be applied against the purchase price and $4.0 million is to be paid in three separate installments tied to certain product design and production milestones. The closing of the transaction is subject to consent by creditors holding not less than 80% of Giga’s aggregate debt (including all debt held by certain financial institutions) and other customary closing conditions, including approvals and/or clearances from applicable governmental agencies (including those necessary to transfer assets acquired in the transaction outside the country) and certain other material consents and approvals. This transaction closed on January 4, 2005. See Note 23, Subsequent Events.

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

In assessing CommWork’s IPR&D projects, the key characteristics of the products under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the projects’ stages of development.

As of the date of the acquisition, CommWorks had two projects under development that qualified for IPR&D, which were approximately 60% and 40% complete. As of the fourth quarter of 2004, both projects were completed.

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
$109,307

The following unaudited pro forma results of operations reflect the combined results of the Company and CommWorks for the years ended December 31, 2003 and 2002 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

	Year Ended December 31,
	2003	2002
	(In thousands, except per share data)
Pro forma adjusted net sales	$2,006,975	$1,142,146
Pro forma adjusted net income	$190,585	$18,132
Pro forma adjusted basic earnings per share	$1.84	$0.17
Pro forma adjusted diluted earnings per share	$1.55	$0.16

The unaudited pro forma results of operations include historical operations of the Company and CommWorks. Certain non-recurring charges were recorded by CommWorks and are included above including a $15.0 million restructuring charge in both the first and second quarter of 2002 and a $15.0 million and $6.1 million charge relating to goodwill impairment, which was recorded in the second quarter of 2002 and the first quarter of 2003, respectively.

RollingStreams

On June 30, 2003, the Company completed the acquisition of RollingStreams Systems, Ltd. (“RollingStreams”), a development-stage company, pursuant to a share exchange agreement. RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol (“TVoIP”) solutions for telecommunications operators and broadband service providers. The Company’s investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all the outstanding shares of RollingStreams, other than those already held by the Company prior to the acquisition, was 301,074 shares of the Company’s common stock. In addition, the Company assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of the Company’s common stock, valued at $0.5 million. Of the 301,074 shares, 164,115 shares valued at $5.8 million, were issued at the closing, including 28,696 of which were held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. These shares will be distributed to the former shareholders of RollingStreams within ten days of the six-month anniversary of the closing, after deducting any claims. Up to 136,959 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period. 28,696 shares held in escrow were released and issued in 2004.

The amount of the purchase price allocated to IPR&D was $6.2 million. This amount was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. The results of operations of RollingStreams have been included in the Company’s consolidated results of operations beginning on July 1, 2003. As such, operations are considered immaterial and pro forma presentation is not deemed necessary.

As of the date of the acquisition, RollingStreams had one project under development that qualified for IPR&D, MediaSwitch. The project was 70% complete as of December 31, 2003. As of December 31, 2004, the project was completed and no further cost is anticipated.

The following table represents the final allocation of the purchase price for RollingStreams. The allocation of the purchase price is based in part upon an independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$34
In-process research and development	6,189
Investment	(363)
Deferred compensation	434
Liabilities assumed	(3)
$6,291

Xebeo

On May 7, 2003, the Company completed the purchase of all of the assets of Xebeo Communications, Inc. (“Xebeo”) for $2.4 million in cash. Xebeo develops and manufactures optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers. In addition, an amount up to $0.7 million may be payable based on future contingencies related to employment. The results of operations of Xebeo are not considered material and as such pro forma presentation is not deemed necessary.

The amount of the purchase price allocated to IPR&D of $1.9 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date.

As of the date of the acquisition, Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage. The development of MetroBridge was 60% complete as of the closing date. The technological feasibility of the technology was not established and the technology had no future alternative uses, therefore the development of MetroBridge is considered IPR&D. The product achieved its technical milestones as of November 2003, however the product was never commercialized.

The following table represents the final allocation of the purchase price for Xebeo based, in part, upon an independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$659
In-process research and development	1,888
Liabilities assumed	(129)
$2,418

Shanghai Yi Yun

On October 16, 2002, the Company acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd. (“Shanghai Yi Yun”), a provider of synchronous digital hierarchy equipment. Shortly thereafter, there was a claim surrounding potential infringement of the intellectual property acquired which led to a possible recision of the transaction, creating a contingency whose outcome was not determinable beyond a reasonable doubt. This transaction was recorded in March 2003, when the Company determined that none of the intellectual property acquired was subject to the claim. Consideration was $0.2 million of cash and 342,854 shares of restricted stock valued at $6.0 million. In connection with the acquisition, Shanghai Yi Yun and each of the stockholders that received part of the 342,854 shares of restricted stock executed an indemnity escrow agreement in favor of the Company and such shares of restricted stock were placed in escrow. In addition, the Company issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of the Company’s subsidiaries. Such shares of restricted stock vest over five years through 2007, with accelerated vesting upon the achievement of specified milestones. The Company has treated these 514,290 shares of restricted stock as deferred compensation. During 2003, 226,302 of these shares vested upon achievement of specified milestones. The results of operations of Shanghai Yi Yun is not considered material and as such proforma presentation is not deemed necessary.

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

Issanni

On April 19, 2002, the Company completed the purchase of Issanni Communications, Inc. (“Issanni”). The Company’s investment in Issanni was $2.0 million prior to the acquisition. The purchase consideration for all the outstanding shares of Issanni, other than those already held by the Company prior to the acquisition, was $2.1 million in cash. In addition, $2.0 million will be payable in the form of an earnout to all Issanni shareholders of record at closing, subject to the completion of certain performance milestones during 2002, 2003 and 2004. This earnout will be recorded as additional purchase price when earned. No milestones have been met as of December 31, 2003. Furthermore, the Company adopted an incentive program providing for the issuance of 39,876 shares of common stock valued at $1.0 million to Issanni employees who will continue to perform services for the Company. These shares vest at the earlier of five years or upon the achievement of certain performance milestones. The Company records this amount as compensation expense ratably over the vesting period and will accelerate the amortization if the milestones are met. The amount of the purchase price allocated to in-process research and development of $0.7 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. Goodwill of $0.2 million was recorded in connection with the acquisition and is deductible for tax purposes. The results of operations of Issanni were included in the Company’s consolidated results of operations beginning on April 19, 2002.

NOTE 6—INVENTORIES

As of December 31, 2004 and 2003, inventories consist of the following (in thousands):

	December 31,
	2004	2003
Inventories
Raw materials	$154,977	$66,753
Work-in-process	65,551	51,116
Finished goods	271,357	48,206
Inventories at customer sites without contracts	98,947	90,990
	$590,832	$257,065

As of December 31, 2004 and 2003, inventory balances by segment (in thousands):

	December 31,
	2004	2003
China	$372,457	$241,452
International	62,352	15,613
PCD	156,023	—
	$590,832	$257,065

NOTE 7—ACCOUNTS AND NOTES RECEIVABLE

The Company accepts commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Notes receivable available for sale were $27.0 million and $11.4 million at December 31, 2004 and December 31, 2003, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during the year ended December 31, 2004, and there were $298.8 million of notes receivable sold during the year ended December 31, 2003. Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”), has been met. The costs of selling these notes receivable were $2.3 million for the year ended December 31, 2003.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2004 and 2003, property, plant and equipment consists of the following:

	December 31, 2004	December 31, 2003
	(In thousands)
Buildings	$138,277	$406
Leasehold improvements	16,235	10,446
Automobiles	6,171	5,587
Software	34,537	14,616
Equipment and furniture	181,704	119,796
Construction in progress	3,651	104,548
	$380,575	$255,399
Less accumulated depreciation	(111,816)	(68,360)
	$268,759	$187,039

Depreciation expense was $55.8 million, $34.3 million, and $18.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

NOTE 9—LONG-TERM INVESTMENTS

The Company’s investments are as follows:

	December 31, 2004	December 31, 2003
Softbank China	$5,294	$5,308
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,836	1,861
Global Asia Partners L.P.	1,150	1,653
Fiberxon Inc.	3,000	2,000
InterWave Communications International Ltd.	—	3,319
ImmenStar	2,000	—
Matsushita Joint Venture	7,959	517
GCT SemiConductor	3,000	—
Infinera	1,902	—
Others	1,449	1,408
Total	$35,590	$24,066

Softbank China

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method. The Company recorded losses of $0.2 million and $2.8 million due to an other-than-temporary decline in the carrying value of this investment during the years ended December 31, 2003 and 2002, respectively. Refer to Note 22, Related Party Transactions.

Cellon International

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”). Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million each in April and December 2002. As of December 31, 2004, the Company had a 9% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of December 31, 2004, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments to Cellon. Refer to Note 22, Related Party Transactions.

Restructuring Fund No. 1

During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The balance of this investment was $1.8 million and $1.9 million at December 31, 2004 and 2003, respectively. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. The Company recorded immaterial equity losses during the years ended December 31, 2004 and 2003. The Company recorded no loss during the year ended December 31, 2002.

Global Asia Partners L.P.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. The balance in this investment was $1.2 million and $1.7 million at December 31, 2004 and 2003, respectively. The Company recorded equity losses of $0.5 million; $0.2 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Fiberxon Inc.

In September 2002, the Company invested $2.0 million in Fiberxon Inc. (“Fiberxon”), a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of December 31, 2004, the Company has not recorded any impairment in respect of this investment. The Company has outstanding purchase commitments with Fiberxon. Refer to Note 22, Related Party Transactions.

InterWave Communications International Ltd.

During 2002, the Company purchased approximately 5.8 million shares of common stock of InterWave Communications International Ltd., a technology company listed on Nasdaq, for approximately $3.0 million. In addition, the Company received warrants to purchase 2.0 million shares of InterWave’s common stock at $0.21 per share. The Company’s holdings were adjusted for a 1:10 reverse stock split on April 30, 2003, and were 0.6 million shares of common stock and warrants to purchase 0.2 million shares of InterWave’s common stock at $2.10 per share.

During the third quarter of 2004, the Company sold its shares of InterWave common stock at an average price of $5.65 per share. The Company recorded a $2.1 million gain as a result of this sale within other income. During the fourth quarter of 2004, the Company net share exercised its warrants for shares of common stock and then sold the shares for $0.5 million resulting in a $0.3 million realized loss recorded within other income (expense). At December 31, 2004, the Company no longer owned any investments in InterWave.

ImmenStar

On September 28, 2004, the Company invested $2.0 million in the Series A preferred stock of ImmenStar, Inc. (“ImmenStar”). ImmenStar is a development stage company that is designing a chip that can be used in the Company’s product. This investment is accounted for under the cost method and there have been no gains or losses recorded during the year ended December 31, 2004, related to this investment.

Matsushita Joint Venture

On July 5, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which had an original registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting. During the fourth quarter of 2004, the Company contributed an additional $9.3 million (its 49% interest of the $19 million capital call) to the joint venture. The Company has recorded equity losses of $1.9 million; $4.8 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

GCT Semiconductor

In October 2004, the Company invested $3.0 million in three million shares of GCT Semiconductor, Inc. (“GCT”) Series D Preferred Stock at $1.00 per share. The investment represents approximately a 2% interest in the company, which designs, develops and markets integrated circuit solutions for the wireless communications industry. The investment is accounted for under the cost method and there have been no gains or losses recorded during the year ended December 31, 2004 in relation to this investment.

Infinera

In July 2004, the Company invested $3.0 million in 1,339,285 shares of Infinera Corporation (“Infinera”) Series D Preferred Stock at $2.24 per share. The investment represents an approximately 2% interest in Infinera, which develops optical telecommunications systems using photonic integrated circuits. This investment is accounted for under the cost method. In September 2004, Infinera closed a Series E Preferred Stock round at $0.60 per share. As a result of the close proximity between the Series D and Series E preferred stock financing rounds and the decrease in the share price between rounds, Infinera and the Company entered into an exchange agreement whereby the Company exchanged 669,643 shares of Series D preferred stock for 2,500,000 shares of Series E preferred stock. After the exchange, the Company owns a total of 669,643 shares Series D and 2,500,000 shares of Series E preferred stock. For the year ended December 31, 2004, the Company recorded a loss of $1.1 million to reflect the other-than-temporary decrease in the fair value of its remaining Series D shares.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

Goodwill:

	December 31,
	2004	2003
Goodwill	$180,627	$100,180

As of December 31, 2004 and 2003, goodwill was $180.6 million and $100.2 million, respectively. Goodwill increased by $80.4 million during the year ended December 31, 2004 and was attributable to the goodwill acquired through Audiovox Communications Corporation (“ACC”) of $74.1 million, TELOS Technology, Inc. (“TELOS”) of $6.4 million and Hyundai Syscomm, Inc. (“HSI”) of $7.0 million. In the fourth quarter 2004, a decision was made to substantially abandon the acquired operations of HSI due to integration difficulties. Thus, the entire goodwill and all intangibles associated with the HSI acquisition were written off in the fourth quarter 2004. In addition, goodwill decreased $0.1 million from the finalization of the purchase accounting for the CommWorks acquisition.

Goodwill increased by $55.4 million during the year ended December 31, 2003. The increase during the year ended December 31, 2003 was mainly attributable to goodwill of $52.3 million that was recorded on the acquisition of CommWorks.

During the fourth quarter, with the consummation of the acquisition of ACC, the Company evaluated its management operation and reporting and determined that the Company operated as three operating segments for the fourth quarter of 2004. Those segments were the Personal Communications Division (“PCD”), China and International. PCD includes the legacy activities of the ACC selected assets acquisition. The China segment represents the Company’s activities within its China companies and the International segment includes all other non-China and non-PCD operations. Management has determined that each segment is its own reporting unit as there are no management or reporting structures below this segment reporting level. The Company has reallocated its goodwill between its segments (reporting units) and the reallocation is reflected as follows:

	September 30, 2004	Re-organization	ACC Acquisition	HSI Impairment	December 31, 2004
	(in thousands)
UTStarcom	$113,544	$(113,544)	$—	$—	$—
China	—	69,370	49,417	—	118,787
International	—	44,174	—	(7,042)	37,132
Personal Communications Division	—		24,708	—	24,708
Total	$113,544	$—	$74,125	$(7,042)	$180,627

Intangible Assets:

As of December 31, 2004 and 2003, intangible assets consisted of the following (in thousands):

	December 31,
	2004	2003
Existing technology	$39,530	$23,630
Less accumulated amortization	(14,933)	(7,255)
	$24,597	$16,375
Customer relationships	$57,220	$27,820
Less accumulated amortization	(5,455)	(1,623)
	$51,765	$26,197
Supplier relationships	$5,300	$—
Less accumulated amortization	(442)	—
	$4,858	$—
Trade names	$4,940	$940
Less accumulated amortization	(966)	(274)
	$3,974	$666
Backlog	$5,150	$1,950
Less accumulated amortization	(2,483)	(1,137)
	$2,667	$813
Non-compete	$10,800	$—
Less accumulated amortization	(450)	—
	$10,350	$—
Total intangible assets	$98,211	$44,051

Amortization expense was $15.6 million, $8.4 million, and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2005 through 2009 is $23.1 million, $18.9 million, $16.0 million, $12.7 million and $6.9 million, respectively. There is no significant foreign exchange impact related to intangible assets.

The weighted average amortization period for each class of unamortized identifiable intangible assets includes:

Identified Intangible Asset Class	Weighted Average Life
Technology	4.7 years
Customer Relationships	9.4 years
Supplier Relationships	2 years
Trade Names	2.8 years
Backlog	1 year
Non-compete	4 years
Total	6.5 years

Intangible assets increased by $54.2 million during the year ended December 31, 2004. The increase during the year ended December 31, 2004 was mainly attributable to intangible asset recorded on acquisitions in 2004 including customer/supplier relationships of $34.7 million, purchased technology of $15.9 million and other intangibles of $18.0 million and offset by the amortization expenses for the year. The estimated useful lives of customer relationships are ten to five years, the estimated life of purchased technology is five years, and the estimated useful lives of other intangibles are from one to four years.

During the second quarter of 2004, the Company consummated the acquisition of HSI in order to gain a foothold in the CDMA infrastructure market. The Company encountered difficulties integrating the HSI operations into the Company’s CDMA operations after the acquisition. In the fourth quarter of 2004, the Company decided to wind-down the legacy operations and transfer employees to support handset engineering in Korea. The decision to substantially abandon the operations occurred within nine months of the acquisition and before the HSI operations were integrated into the Company. Therefore, the Company has written off all of the remaining values of the intangible assets associated with this acquisition including $3.1 million of purchased technology; $0.6 million related to non-compete agreement; and $0.8 million related to a license agreement with HSI. The write-offs are all recorded under “Selling, general and administrative” expense in the statement of operations for the year ended December 31, 2004.

Intangible assets increased by $49.1 million during the year ended December 31, 2003. The increase during the year ended December 31, 2003 was mainly attributable to intangible assets of $44.9 million which was comprised of purchased technology of $14.2 million, customer relationships of $27.8 million and other intangibles of $2.9 million that was recorded on the acquisition of CommWorks, based on the final purchase price allocation. The estimated useful life of purchased technology is from one to five years, the estimated useful life of customer relationships is ten years, and the estimated useful lives of backlog and trade names are from one to two years.

NOTE 11—DEBT

The following represents the outstanding borrowings at December 31, 2004 and 2003 (in thousands):

	December 31,
Note	2004	2003
Notes payable	$1,183	$1
Bank loans	358,155	8,155
Convertible subordinated notes	402,500	402,500
Total Debt	$761,838	$410,656
Long-term debt	410,655	410,655
Short-term debt	$351,183	$1

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable. The payment terms are normally three to nine months and are typically non-interest bearing.

At December 31, 2004, the Company has loans with various banks totaling $350.0 million with interest rates ranging from 2.58% to 6.21% per annum. These bank loans mature during 2005 and are included in short-term debt.

The Company has a bank loan in connection with an equipment purchase resulting from the consolidation of MDC. On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment. The obligations of the bank loan and related equipment were assumed by the Company on January 23, 2003, and subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. For each of the years ended December 31, 2004 and 2003, total interest expense related to this loan amounted to $0.4 million. The Company does not serve as legal obligor for the loan.

On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a rate of 7/8% per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.7 million and have been recorded with in other long-term assets and are being amortized over the life of the notes. The convertible subordinated notes include covenants surrounding the timely filing of financial reports with the Securities and Exchange Commission. See Note 24, Subsequent Events.

Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allows the Company to purchase 16.9 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 16.9 million shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The Company recorded these instruments at cost, and their carrying value at December 31, 2004 equaled their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company has credit facilities, excluding the $8.2 million bank loan resulting from the consolidation of MDC, totaling $780.4 million of which $388.0 million remained available for borrowing as of December 31, 2004. Of the $388.0 million available credit facilities, $380.8 million of these facilities expire in 2005 and $7.2 million of these facilities expire in 2010 with interest rates of up to 6.21%. There is no guarantee that these facilities will be renewed. The Company has not guaranteed any debt not included in the consolidated balance sheet. The Company had available borrowing facilities of $583.7 million as of December 31, 2003.

NOTE 12—OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2004 and 2003 consist of the following (in thousands):

	December 31, 2004	December 31, 2003
Accrued contract costs	$86,565	$67,950
Warranty costs	46,596	26,267
Accrued payroll and compensation	41,187	34,200
Accrued other taxes	20,596	10,725
Accrued construction costs	3,642	20,462
Other	42,991	14,307
	$241,577	$173,911

Other current liabilities primarily consist of accrued contract costs, which relate to purchases of inventory, installation services and other testing and consulting work performed by outside vendors for which the Company has not yet received invoices; accrued payroll and compensation costs, which relate to wages, bonuses, and commissions earned but not yet paid; warranty costs, which are estimated costs of equipment replacement and repair and accrued construction costs, which represent accruals for work performed and materials purchased in relation to the facility being built in Hangzhou. The construction is expected to be fully completed in April 2005.

NOTE 13—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

Warranty obligations are as follows (in thousands):

Balance at January 1, 2003	$13,297
Accruals for warranties issued during the period	36,523
Warranty obligations assumed upon acquisition	1,381
Settlements made during the period	(24,934)
Balance at December 31, 2003	$26,267
Accruals for warranties issued during the period	53,777
Warranty obligations assumed upon acquisition	6,964
Settlements made during the period	(40,412)
Balance at December 31, 2004	$46,596

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

NOTE 14—PROVISION FOR INCOME TAXES

United States and foreign income (loss) before income taxes and minority interest were as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
United States	$(19,666)	$57,784	$13,245
Foreign	82,955	202,138	123,027
	$63,289	$259,922	$136,272

The components of the (provision) benefit for income taxes are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Current:
Federal	$18,060	$(8,376)	$(12,222)
State/Other	2,081	242	(1,515)
Foreign	(127,321)	(47,940)	(28,222)
Total current	(107,180)	(56,074)	(41,959)
Deferred:
Federal	2,728	(7,214)	6,665
State	933	1,351	315
Foreign	113,360	16,538	7,725
Total deferred	117,021	10,675	14,705
Total	$9,841	$(45,399)	$(27,254)

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income, its ability to use foreign tax credit carryforwards and carrybacks. Changes to the Company’s income tax provision or in the valuation of the deferred tax assets and liabilities may affect its annual effective income tax rate.

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. The Company recorded a $91.7 million current deferred tax asset for the year ended December 31, 2004 in relation to the $217.5 million deferred revenue recorded under customer advances pertaining to several agreements entered into with Japan Telecom Co., Ltd in 2004. Refer to Note 22, Related Party Transactions.

A summary of the components of net deferred tax assets is as follows (in thousands):

	U.S.	China	Other	Total
December 31, 2004:
Current deferred tax assets:
Allowances and reserves	$17,455	$36,209	$—	$53,664
Deferred revenue, net	—	8,117	91,668	99,785
Other	—	119	—	119
Total current deferred tax assets	$17,455	$44,445	$91,668	$153,568
Current deferred tax liability:
Investments	(1,276)	—	—	(1,276)
Accrued royalty	—	(2,312)	—	(2,312)
Prepaids	(399)	(6,458)	—	(6,857)
Total current deferred tax liability	(1,675)	(8,770)	—	(10,445)
Total current deferred tax assets, net	$15,780	$35,675	$91,668	$143,123
Non-current deferred tax assets:
Net operating loss carryforward	$384	$—	$4,564	$4,948
Tax credit carryforwards	9,644	—	—	9,644
Fixed assets	876	4,717	—	5,593
Demo equipment income	—	7,435	—	7,435
Accrued warranties	4,808	—	—	4,808
Investments	3,223	—	—	3,223
Other	1,019	1,107	—	2,126
Total non-current deferred tax assets	$19,954	$13,259	$4,564	$37,777
Valuation allowance	(328)	—	(4,564)	(4,892)
Net non-current deferred tax assets	$19,626	$13,259	$—	$32,885
Non-current deferred tax liability	(2,457)	—	—	(2,457)
Non-current deferred tax assets, net (included in other long-term assets)	$17,169	$13,259	—	$30,428
December 31, 2003:
Current deferred tax assets:
Allowances and reserves	$7,632	$12,833	$—	$20,465
Deferred revenues, net	—	2,244	—	$2,244
Total current deferred tax assets	$7,632	$15,077	$—	$22,709
Current deferred tax liability	$(199)	$(4,331)	$—	$(4,530)
Total current deferred tax assets, net	$7,433	$10,746	$—	$18,179
Non-current deferred tax assets:
Net operating loss carryforward	$1,186	$—	$853	$2,039
Tax credit carryforwards	3,830	—	—	3,830
Fixed assets	1,276	1,658	—	2,934
Demo equipment income	—	14,513	—	14,513
Accrued warranties	1,360	—	—	1,360
Investments	2,849	319	—	3,168
Other	897	—	—	897
Total non-current deferred tax assets	11,398	16,490	$853	28,741
Valuation allowance	(328)	—	—	(328)
Non-current deferred tax assets, net (included in other long-term assets)	$11,070	$16,490	$853	$28,413

Deferred taxes have not been recognized on undistributed earnings from foreign subsidiaries because the Company does not intend to repatriate such earnings. As of December 31, 2004, undistributed earnings from investments in foreign subsidiaries amounted to $541 million.

As of December 31, 2004, state net operating loss carryforwards were $0.1 million (tax effected and net of valuation allowance of $0.3 million). The state net operating loss carryforwards will expire in varying amounts between 2005 and 2007 and could not be utilized in 2004. As of December 31, 2004, the Company had foreign net operating loss carryforwards (“NOLs”) of approximately $4.6 million (tax effected), for which a $4.6 million valuation allowance was provided. The NOLs do not expire and can be carried forward indefinitely. However, given the lack of earnings, management concluded these losses did not meet the more likely than not standard contained in FAS 109 and has therefore placed a valuation allowance on such losses.

The Company’s subsidiaries UTSC, HUTS, CUTS and HSTC were granted tax holidays, which started to phase out in 1999. Income tax exemption for HSTC and CUTS ended December 31, 2004. The net impact of these tax holidays was to decrease tax expense by approximately $16.2 million, $38.0 million and $10.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The difference between the Company’s effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2004	2003	2002
Federal statutory rate	35%	35%	34%
State taxes, net of federal income tax benefit	(1)	1	—
Permanent differences	(2)	1	5
Amortization of deferred compensation	—	—	1
Effect of difference in foreign tax rates	(4)	(13)	(16)
Deferred tax asset rate adjustment	(34)	—	—
Tax credits and other	(9)	(7)	(4)
Effective rate	(15)%	17%	20%

The deferred tax rate adjustment of 34% is primarily due to the tax benefit of $19.6 million resulting from the revaluation of deferred tax assets in China due to statutory rate increases for certain of the Company’s subsidiaries in China from 15% to 24% in the fourth quarter of 2004.

No significant audits of the Company’s income tax returns were underway as of December 31, 2004.

NOTE 15—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Option Plans

The 1995 Stock Plan:

On July 31, 1995, the Board of Directors adopted, and in October 1995, the Company’s stockholders approved, the Company’s 1995 Stock Plan. Under the 1995 plan, officers, employees and consultants were eligible to acquire shares of common stock pursuant to options or stock purchase rights. At the time of adoption, 3,705,232 shares of common stock were reserved for issuance under the 1995 plan. In 1995 and 1996, the Company’s Board and stockholders added an additional 5,400,000 shares to the 1995 plan, raising the total number of authorized shares reserved under the 1995 plan to 9,105,232. As of December 31, 2004, there were 6,711,744 shares authorized for issuance under the 1995 plan and options to purchase 88,885 shares of common stock were outstanding under the 1995 plan. On January 31, 1997, the Board of Directors elected not to grant any further options under the 1995 plan. Upon the adoption of the 1997 plan, all remaining unissued shares under the 1995 plan not already subject to options or other awards ceased to be reserved for issuance under the 1995 plan.

The 1997 Stock Plan:

On January 31, 1997, the Board of Directors adopted, and the Company’s stockholders approved, the Company’s 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company’s stockholders approved in February 2000. As of December 31, 2004, the Company is authorized to issue up to 29,645,836 shares subject to options under the plan. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 6,000,000 shares, or 4% of the outstanding shares of common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As of December 31, 2004, there were options to purchase 16,827,269 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

Options granted under the 1997 plan may be incentive stock options (“ISOs”) which are intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options (“NSOs”), which do not so qualify. The Compensation Committee selects the eligible persons to whom options will be granted and determines the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options will be ISOs or NSOs. The exercise price of ISOs granted under the 1997 plan may not be less than 100% of the fair market value of common stock on the grant date, while the exercise price of NSOs can be determined by the Compensation Committee in its discretion. Options are generally not transferable during the life of the optionee.

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

Under the 1997 plan, the Company may grant stock purchase rights to eligible participants. Any shares purchased pursuant to stock purchase rights will be subject to a restricted stock purchase agreement. Unless the Compensation Committee determines otherwise, this agreement will grant the Company a right to repurchase the stock upon the voluntary or involuntary termination of the employee for any reason, including death or disability. The purchase price for repurchased shares will be the original price paid and may be paid by cancellation of any indebtedness owed to the Company. The shares of stock subject to the right of repurchase lapse over time. There were no stock purchase rights granted in 2004, 2003 or 2002.

2001 Director Option Plan:

On March 2, 2001, the Board of Directors adopted, and in May 2001, the Company’s stockholders approved, the Company’s 2001 Director Option Plan. Under the 2001 Director Option Plan, those directors who are not employees of the Company (“Outside Directors”) are eligible to receive options to purchase shares of common stock. As of December 31, 2004, Directors Horner, Atkins, and Toy were Outside Directors. All grants of options to Outside Directors are automatic and nondiscretionary. In July 2001, the Board of Directors amended the 2001 Director Option Plan. As of December 31, 2004, the Company is authorized to issue up to 1,200,000 shares pursuant to options under the 2001 Director Option Plan. The plan terminates in May 2011, but may be terminated earlier by the Board of Directors. As of December 31, 2004, there were options to purchase 312,000 shares of common stock outstanding under the 2001 Director Option Plan. The Compensation Committee administers the 2001 Director Plan.

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

Issanni Communications, Inc. Incentive Program:

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

Advanced Communication Devices Corporation Incentive Program:

The ACD Plan provides for the issuance of an additional 49,030 shares of UTStarcom’s common stock pursuant to awards of shares granted to designated former employees of Advanced Communication Devices Corporation (“ACD”) who became UTStarcom’s employees in connection with UTStarcom’s merger with ACD. The ACD plan is administered by the Board of Directors. The Company did not grant any shares under the plan in 2004 and 2003, and 31,275 shares were granted in 2002.

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

The 2003 Non-Statutory Stock Option Plan:

On April 15, 2003, the Board of Directors adopted the Company’s 2003 Non-Statutory Stock Option Plan. Under the 2003 plan, directors, officers, employees and consultants of the Company are eligible to be granted options to purchase shares of the Company’s common stock. Only non-statutory stock options, which do not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the 2003 plan. As of December 31, 2004, the Company was authorized to issue up to 1,500,000 shares pursuant to options granted under the 2003 plan, subject to adjustment in certain instances (including stock splits, stock dividends, business combinations or other changes in capitalization). As of December 31, 2004, options to purchase 1,274,287 shares of common stock were outstanding under the 2003 plan.

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

A summary of activity under the Plans follows:

	Shares Available for Grant	Number of shares	Weighted average exercise price
Options Outstanding, December 31, 2001	2,450,501	12,578,417	$12.22
Options Authorized in 2002	4,372,167	—
Options Granted	(4,977,723)	4,977,723	$19.46
Options Exercised	—	(1,717,899)	$5.38
Options Forfeited or Expired	915,326	(915,326)	$18.40
Options Outstanding, December 31, 2002	2,760,271	14,922,915	$15.05
Options Authorized in 2003	5,887,041	—
Options Granted	(4,866,309)	4,866,309	$25.03
Options Exercised	—	(4,490,195)	$12.27
Options Forfeited or Expired	681,900	(681,900)	$20.55
Options Outstanding, December 31, 2003	4,462,903	14,617,129	$18.97
Options Authorized in 2004	4,178,874	—
Options Granted	(5,875,197)	5,875,197	$27.48
Options Exercised	—	(1,191,877)	$15.54
Options Forfeited or Expired	811,503	(811,503)	$24.75
Options Outstanding, December 31, 2004	3,578,083	18,488,946	$21.62

The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2004:

	Options Outstanding
			Weighted	Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2004	Weighted Average Exercise Price	Average Remaining Contractual Life	Exercisable at December 31, 2004	Weighted Average Exercise Price
			(in years)	(in thousands)
$ 0.06 - $ 0.06	28,821	$0.06	3.9	28,821	$0.06
$ 0.25 - $ 0.25	25,189	$0.25	4.1	25,189	$0.25
$ 0.85 - $ 0.85	55,357	$0.85	0.8	55,357	$0.85
$ 1.57 - $ 2.28	170,545	$2.23	3.1	169,272	$2.23
$ 2.50 - $ 3.64	151,519	$3.45	4.5	151,519	$3.45
$ 4.00 - $ 5.65	712,283	$4.48	4.3	712,283	$4.48
$ 9.38 - $13.61	1,439,080	$11.80	5.5	1,416,997	$11.78
$14.23 - $21.31	7,335,552	$18.24	7.5	4,155,007	$18.12
$21.53 - $32.05	6,901,353	$26.33	8.3	6,799,530	$26.39
$32.60 - $45.21	1,669,247	$37.72	8.9	1,669,247	$37.72
$ 0.06 - $45.21	18,488,946	$21.61	7.6	15,183,222	$22.30

2000 Employee Stock Purchase Plan:

In February 2000, the Company’s stockholders approved the 2000 Employee Stock Purchase Plan. The purchase plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code.

The Company has reserved 2.8 million shares of common stock for sale under the stock purchase plan at December 31, 2004. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal 2.0 million shares, or 2% of the outstanding shares of the Company’s common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan will be administered by the Board or a committee appointed by the Board.

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

Total shares purchased under the plan were 445,844, 261,103, and 182,437 in 2004, 2003, and 2002, respectively. At December 31, 2004, there were 2,826,910 shares available for purchase under the plan.

NOTE 16—DEFERRED STOCK COMPENSATION

In connection with the grant of certain stock options and restricted common stock to employees, non-employees and members of the Board of Directors and in connection with certain acquisitions (see Note 5), the Company recorded net deferred stock compensation of $0.3 million, and $8.7 million for the years ended 2003 and 2002, respectively, representing the fair value of restricted stock and the difference between the fair value of common stock and the option exercise price of options at the date of grant. The Company did not record any net deferred stock compensation for the year ended December 31, 2004. Deferred compensation is presented as a reduction of stockholders’ equity, with amortization recorded over the vesting period of the related restricted stock and options. The Company recorded stock compensation expense of $0.5 million, $4.3 million, and $3.1 million for the year ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, approximately $6.1 million remained to be amortized over the corresponding vesting period of each respective option or restricted share, generally four to five years.

In November 2001, the Company completed the purchase of Advanced Communication Devices Corporation (“ACD”). The Company adopted an incentive plan providing for the issuance of shares of common stock valued at $5 million to ACD employees who will continue to perform services for the Company.

Stock granted as part of incentive programs related to certain acquisitions (see Note 5), as well as the ACD acquisition noted above, vest over five years through 2007, with accelerated vesting upon the achievement of specified milestones.

NOTE 17—401(K) PLAN

On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan (the “401(k) Plan”), a cash-or-deferred arrangement, which covers the Company’s eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by the Company, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions the Company may make are expected to be deductible by the Company. The Company’s eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to fifty percent (50%), subject to the maximum statutorily prescribed annual limit of $13,000 for participants under age 50 and $16,000 for participants age 50 and over for the year ended December 31, 2004 and $12,000 for participants under age 50 and $14,000 for participants age 50 and over for the year ended December 31, 2003, and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. Commencing with the plan year beginning January 1, 2001, the Company elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 for the 2004 and 2003 plan years, respectively. The Company’s matching contributions are subject to a five-year vesting schedule based upon longevity of employee service with the Company. Matching contributions were $2.7 million, $2.1 million, and $0.7 million for 2004, 2003, and 2002, respectively.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2023. The minimum future lease payments under the leases at December 31, 2004 are as follows:

(in thousands)
Years ending December 31:
2005	$19,750
2006	15,137
2007	8,775
2008	2,510
2009 and after	2,742
Total minimum lease payments	$48,914

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $17.3 million, $11.5 million and $6.5 million, respectively.

Investment Commitments:

As of December 31, 2004, the Company had invested a total of $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be $100 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Purchase Commitments:

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from one supplier, all of which are expected to be fulfilled with no adverse consequences material to the operations or financial condition of the Company. As of December 31, 2004, total open commitments under these purchase orders due within a year are approximately $578.3 million.

The Company has also entered into various earnout agreements related to certain acquisitions, which are subject to the completion of performance miletstones (see Note 5).

Contractual obligations and commercial commitments

Our obligations under contractual obligations and commercial commitments are as follows:

	December 31, 2004 Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes payable	$1,183	$1,183	$—	$—	$—
Bank loans	$358,155	$350,000	$8,155	$—	$—
Convertible subordinated notes	$402,500	$—	$—	$402,500	$—
Interest payable on convertible notes	$12,327	$3,522	8,805	$—	$—
Standby letters of credit	$35,160	$32,920	$2,240	$—	$—

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

Litigation:

Securities Class Action Litigation

On October 26, 2004, an alleged former shareholder of the Company filed a class action complaint in the United States District Court for the District of Idaho against the Company and two of the Company’s directors and/or officers, purporting to assert claims under the federal securities laws on behalf of a class of purchasers of the Company’s publicly traded securities in the period from April 16, 2003 through September 20, 2004. Among other things, the complaint refers to the Company’s disclosures as to “significant control deficiencies” related to revenue recognition and as to the deferral of revenue recognition on a particular transaction and the related lowering of the Company’s financial guidance. The complaint further alleges that the defendants previously made positive statements regarding the Company’s business and financial performance that were false and misleading because such statements, among other things, failed to disclose problems with the Company’s internal controls and revenue recognition policies and procedures and failed to disclose that the revenue on the transaction at issue would need to be deferred, which allegedly caused the price of the Company’s publicly traded securities to be artificially inflated. The complaint claims that the plaintiff and other class members were damaged as a result thereof, and seeks monetary recovery in their favor in an unspecified amount.

Four similar class action complaints were later filed in the United States District Court for the Northern District of California against the Company and several of the Company’s directors and officers. In both the Idaho court and the California court, competing motions were filed for appointment of lead plaintiff and approval of lead plaintiffs’ counsel, and in the California court various motions for consolidation of actions were filed as well. On March 15 and 16, 2005, the California court entered orders consolidating the cases pending in that court, appointing the lead plaintiff, and approving the lead plaintiff’s counsel. Pursuant to those orders, a consolidated complaint is to be filed in that court within 60 days thereafter. On April 6, 2005, the Idaho court entered an order appointing the lead plaintiff and approving the lead plaintiff’s counsel.

This class action litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes that the allegations and claims in this litigation are without merit and that the Company has valid defenses, and intends to contest such allegations and claims and defend itself vigorously. As of December 31, 2004, no loss amount has been accrued because a loss is not considered probable or estimable.

Shareholder Derivative Litigation

On August 31 and September 2, 2004, respectively, two shareholder derivative actions were filed in the Superior Court of California, Alameda County, by alleged shareholders of the Company purporting to assert, on its behalf, claims of breach of fiduciary duty against certain of its current and former directors and officers, and also naming the Company as a nominal defendant. The complaints in these actions refer to the Company’s disclosures as to an Audit Committee investigation into revenue recognition issues and as to “significant control deficiencies” related to revenue recognition. The complaints further allege that the individual defendants ignored problems with the Company’s accounting and internal control practices and procedures and breached their fiduciary duties by failing to maintain adequate internal accounting controls or to make good faith efforts to do so. Plaintiffs claim that such alleged breaches damaged the Company, and they seek monetary recovery against the individual defendants and in favor of the Company, as well as equitable relief. In addition, plaintiffs claim that they should be excused from pre-suit demand requirements based on allegations that the Company’s Board of Directors could not have fairly evaluated such pre-suit demand, and thus that such demand would have been futile. On November 22, 2004, the Court entered an order consolidating the two actions and appointing lead plaintiffs’ counsel.

On November 23 and December 2, 2004, two related shareholder derivative actions were filed in the same court. On January 13, 2005, the Court consolidated these two newer cases with the previously consolidated actions, and directed plaintiffs to prepare and file an amended consolidated complaint, which plaintiffs filed on January 31, 2005. On March 17, 2005, the Company filed a motion, joined by other defendants’, seeking dismissal of the consolidated complaint for failure to adequately plead futility of the pre-suit demand.

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes that plaintiffs’ allegations of “demand futility” are without merit, and the Company intends to contest those allegations vigorously. As of December 31, 2004, no loss amount has been accrued because a loss is not considered probable or estimable.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for the Company’s initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against the Company continues, the Company believes it has valid defenses and intends to defend the case vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore the Company is unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigation

The Company has sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California. On March 22, 2004, the Company filed its Complaint. On June 3, 2004, the Company served its Complaint on Starent. On July 30, 2004, Starent filed and served its answer and counterclaims. On August 30, 2004, the Company served and filed its Amended Complaint. In the Company’s Amended Complaint, the Company asserts that Starent infringes a Company’s patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway. The Company seeks, inter alia, compensatory damages and injunctive relief. Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004. In its answer and counterclaims, Starent denies the Company’s allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid and is unenforceable. The Court held an initial case management conference on November 2, 2004 and scheduled a hearing to construe the claims of the patent-in-suit for June 30, 2005. At that time the Court will hold an additional case management conference to schedule a date for trial. On February 17, 2005, the Company filed a motion for a preliminary injunction against Starent’s use, sale, and offer for sale of products having the infringing feature. A hearing on the Company’s motion is set for May 11, 2005. The Company cannot reliably predict the outcome of this litigation.

Fenner Investments Patent Infringement Litigation

On January 6, 2005, Fenner Investments, Ltd. filed suit against the Company and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and

Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. The suit alleges that unspecified products and services infringe two Fenner patents and seeks compensatory and injunctive relief. On March 1, 2005, the Company filed a motion to dismiss the complaint due to improper venue; no hearing is yet scheduled for this motion. This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain. Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation. The Company intends to contest the allegations and claims and defend itself vigorously.

Other

On August 19, 2004, the Company received a letter from the new management team of Hyundai Syscomm, Inc. (“HSI”) stating that they consider the Asset Purchase Agreement, dated as of February 26, 2004, among HSI, UTSI, Dr. Seong-Ik Jang and 3R Inc. (the “APA”), and the various ancillary agreements entered into in connection with the closing related to the APA on April 27, 2004, to be null and void due to unfulfillment of condition precedents and material breach of terms of such agreements. Such condition precedents and material breach of terms were not specified in such letter from HSI. In addition, HSI has made allegations and arguments before Korean governmental agencies and to the Korean press alleging that the technology that was purchased by the Company pursuant to the APA has been exported outside of Korea. The Company believes none of such technology has been exported by the Company from Korea to any foreign country. In addition, the Company believes that the Company has materially complied with all provisions of the APA and the ancillary agreements and HSI cannot void or nullify such agreements. The Company has taken, and will continue to take, appropriate legal actions to fully enforce its rights under the APA and the ancillary agreements.

The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

NOTE 19—HEDGING

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” (“SFAS 133”). As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Beginning in the first quarter of 2004, the Company hedges certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen. Pursuant to its foreign currency exchange hedging policy, the Company may hedge anticipated transactions and the related payables denominated in foreign currencies using forward foreign currency exchange rate contracts. The Company has not hedged any such transactions. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized liabilities. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the year ended December 31, 2004. The Company’s foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for speculative trading purposes. There were no foreign currency forward contracts open as of December 31, 2004, 2003 or 2002.

NOTE 20—OPERATING RISKS

Financial Risks:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts and notes receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $589.8 million and $350.0 million of the Company’s cash and short-term investments was on deposit in foreign accounts at December 31, 2004 and 2003, respectively. The Company invests excess cash in highly liquid investments with original maturities of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

Concentration of Credit Risk and Major Customers:

The table below outlines the Company’s sales to and the accounts receivable balances with respect to the Company’s customers:

For the year ended December 31,	% of Net Sales	% of Accounts Receivable
2004
Customer A	12%	5%
Customer B	10%	9%
Customer C	5%	15%
2003
Customer D	11%	3%
2002
Customer E	18%	6%
Customer F	13%	0%

Approximately 73%, 76%, and 84% of the Company’s net sales during 2004, 2003, and 2002, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $582.3 million and $304.0 million, respectively, as of December 31, 2004 and 2003. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

Approximately 79%, 86%, and 84% of the Company’s sales for the year ended December 31, 2004, 2003, and 2002, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Approximately 6%, 10%, and 13% of the Company’s sales for the year ended December 31, 2004, 2003, and 2002, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

NOTE 21—SEGMENT REPORTING

As of December 31, 2004, the Company was organized around three operating segments: China, International and PCD. For the year ended December 31, 2003 and for the first three quarters of 2004, the Company managed its business as a single operating segment. During 2004, the Company continued to expand its focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that the Company’s chief operating decision makers in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments, namely China and all other regions referred to as International (“International”).

The China operating segment was comprised of discrete administrative, research and development, manufacturing, and sales and support infrastructure. It remained the largest market for the Company and derived the majority of its revenue from voice products such as PAS and iPAS. The segment was managed by the CEO and COO of UTStarcom China. The International segment was comprised of operations of all other geographic areas including non-China Asia, Europe, the Middle East, Africa, and North and South America. Revenues are attributed to various countries based on the location of the respective country’s principal offices.

On November 1, 2004, the Company acquired selected assets of Audiovox Communication Corporation, the wireless handset division of Audiovox Corporation. The acquired business was integrated into the Company as a separate and distinct operating division referred to as the Personal Communications Division (“PCD”) and was managed by the President of PCD. As the Company determined to also evaluate the performance and allocate resources to this division as a separate unit, it was considered a third operating segment. PCD primarily derived its revenue from the design and sales of a variety of handsets, which primarily support the CDMA markets in North and South America.

The Company evaluates the performance of and allocates resources to the operating segments based on segment gross profit. The accounting policies used in measuring segment assets and operating performance are the same as those described in Note 2. Certain operating expenses of the Company’s corporate headquarters, are not allocated but are included in the International segment. In addition, none of the non-operating items are allocated.

The following table sets forth certain financial information to each of our operating segments described above:

	Year Ended December 31, 2004
	China	International	PCD	Adjustments(1)	Consolidated
Revenues from external customers	$2,133,292	$292,879	$277,410	$—	$2,703,581
Inter-segment revenues	233,345	573,014	—	(806,359)	—
Gross profit	490,868	98,847	11,886	—	601,601
Depreciation and amortization	34,962	38,955	2,286	—	76,203

	Year Ended December 31, 2003
	China	International	PCD	Adjustments(1)	Consolidated
Revenues from external customers	$1,680,821	$284,366	$—	$—	$1,965,187
Inter-segment revenues	47,271	724,708	—	(771,979)	—
Gross profit	460,408	163,977	—	—	624,385
Depreciation and amortization	16,972	27,736	—	—	44,708

	Year Ended December 31, 2002
	China	International	PCD	Adjustments(1)	Consolidated
Revenues from external customers	$822,299	$159,507	$—	$—	$981,806
Inter-segment revenues	42,223	307,862	—	(350,085)	—
Gross profit	301,813	43,659	—	—	345,472
Depreciation and amortization	9,173	13,262	—	—	22,435

	Year Ended December 31, 2004
	China	International	PCD	Adjustments(1)	Consolidated
Capital expenditures	$111,442	$23,505	$628	$—	$135,575
Total long-lived assets	229,469	37,960	1,330	—	268,759
Total assets	1,857,281	1,271,909	363,301	(176,486)	3,316,005

	Year Ended December 31, 2003
	China	International	PCD	Adjustments(1)	Consolidated
Capital expenditures	$91,947	$31,267	$—	$—	$123,214
Total long-lived assets	153,653	33,386	—	—	187,039
Total assets	1,495,782	906,759	—	(158,491)	2,244,050

(1)          Adjustments reflect elimination of inter-segment transactions and investments in subsidiaries.

Geographical area and product sales data are as follows (in thousands):

	Years ended December 31,
	2004		2003		2002
	(in thousands)
Sales by region:
China	$2,133,292	79%	$1,680,821	86%	$822,299	84%
North America	341,751	13%	31,908	2%	2,436	0%
Japan	156,416	6%	194,894	10%	130,104	13%
Other	72,122	2%	57,564	2%	26,967	3%
TOTAL NET SALES	$2,703,581	100%	$1,965,187	100%	$981,806	100%
Sales by product line:
Wireless infrastructure	$1,395,521	52%	$720,555	37%	$447,096	46%
Handsets and customer premise equipment	1,026,483	38%	983,392	50%	376,805	38%
Broadband infrastructure	281,577	10%	261,240	13%	157,905	16%
TOTAL NET SALES	$2,703,581	100%	$1,965,187	100%	$981,806	100%

As of December 31, 2004 and 2003, inventory balances by segment are as follows (in thousands):

	December 31,
	2004	2003
China	$372,457	$241,452
International	62,352	15,613
PCD	156,023	—
	$590,832	$257,065

Long-lived assets by geographical area are as follows (in thousands):

	December 31, 2004	December 31, 2003
U.S.	$24,958	$32,807
China	229,469	$153,653
Other	14,332	579
Total long-lived assets	$268,759	$187,039

NOTE 22—RELATED PARTY TRANSACTIONS

Softbank

The Company recognized revenue of $143.7 million, $184.4 million and $123.0 million during the years ended December 31, 2004, 2003 and 2002, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In addition, the Company supports SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”). Revenue recognized for the GEPON and NetRing™ products for the twelve months ended December 31, 2004 was $93.4 million.

Included in accounts receivable at December 31, 2004 and December 31, 2003 were $86.8 million and $43.9 million, respectively, related to these agreements. There were insignificant amounts included in deferred revenue with respect of these agreements at December 31, 2004 and no amounts included in deferred revenue with respect of these agreements at December 31, 2003.

During August 2004, the Company entered several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp., related to the sale of telecommunication equipment and promotional services. The nature of these agreements contemplate the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. The Company has determined that the service activities revenue should be recorded net of expected promotional spending. Because the Company has not provided these activities in the past and cannot estimate the fair value of these services, the Company has determined under guidance of SAB 104, that all revenue related to these agreements will be deferred and included in customer advance until the above-mentioned promotional activities are complete. The Company delivered the majority of the equipment during the third and fourth quarters of 2004.

The promotional services discussed above involve contracting with third party promotional vendors, who in turn, facilitate the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, the Company determined that it would end its involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and the first quarter of 2005, the Company has either cancelled or assigned to another party, all third party contracts with promotional vendors related to the JT contract. The Company now expects to satisfy all its equipment and promotional obligations by the end of the first quarter of 2005.

The terms of these agreements specify that JT was to remit 50 percent of the contract value in cash to the Company within one month of the execution of the contract, which was August 20, 2004. The remaining 50 percent is due shortly after delivery of the equipment. All cash received from JT in advance of revenue recognition has been accounted for as a customer advance. As the Company spends cash for promotional activities, such spending is accounted for as a reduction of customer advance. As of December 31, 2004, there was $217.5 million included in customer advance related to these agreements.

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

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates. See Note 9.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. The Company’s recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During 2004 and 2003, the Company recorded $1.3 million and $0.5 million, respectively, in interest income in respect to this loan. The loan receivable at December 31, 2004 and 2003 was approximately $11.8 and $11.2 million, respectively and is included in other long-term assets.

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of December 31, 2004, SOFTBANK America Inc. beneficially owned approximately 12.8% of the Company’s outstanding stock.

On August 29, 2002, the Company completed the repurchase of 6.0 million shares of our common stock for $72.9 million from SOFTBANK America, Inc.

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

Fiberxon

The Company has an outstanding purchase commitment with Fiberxon, in which the Company has an 11% ownership interest, to purchase component parts for optical networking products. In addition, the Company provided a letter of credit for $5.0 million to purchase raw materials for the manufacture of these component parts. This commitment should be fulfilled without adverse consequences material to the operations or financial condition of the Company. Purchases from Fiberxon totaled $15.1 million in 2004 and the Company has $13.3 million in accounts payable to Fiberxon at December 31, 2004.

Mitsubishi

The Company recognized revenue of $1.0 million for the year ending December 31, 2004 with MELCO, an affiliated member of Mitsubishi, which owns insignificant shares of the Company. In addition, the Company also made purchases from Mitsubishi of approximately $97.4 million of parts and inventory in 2004, $363.1 million in 2003, and $157.2 million in 2002. At December 31, 2004 and 2003, the Company had $6.4 million and $12.7 million, respectively, in accounts payable to Mitsubishi.

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid to Starcom $1.1 million in 2004, $1.4 million in 2003, and $0.7 million in 2002 for engineering consulting and employee placement services provided by Starcom.

NOTE 23—VARIABLE INTEREST ENTITY

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, (“FIN 46”). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. The Company has consolidated a related party deemed a VIE and with whom the Company is the primary beneficiary. Beijing MDC Telecom Co., Ltd. (“MDC BJ”) was formed in 2001. In 2002, a venture capital fund with affiliation to a shareholder of the Company made an additional capital investment and established MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities, including MDC BJ, are referred to, collectively, as “MDC”). MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks. The Company has consolidated MDC, a VIE, for whom the Company is the primary beneficiary. At December 31, 2004, the consolidation resulted in a $4.2 million increase in both total assets and total liabilities and equity. There was no effect on net income as a result of this consolidation. No assets were provided as collateral for MDC’s obligations. MDC’s creditors have no recourse to the general credit of the Company.

NOTE 24—SUBSEQUENT EVENTS

Pursuant to the Asset Purchase Agreement entered into on October 29, 2004, between UTStarcom CDMA Technologies Korea Limited, a limited liability company organized under the laws of Korea and a wholly owned subsidiary of the Company, and Giga Telecom, Inc., (“Giga”), a Korean corporation that develops and manufactures wireless handsets, the Company completed the acquisition on January 4, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account held by the Company for six months.

On January 20, 2005, the Company, formed a joint venture with two other parties to provide mobile communication, broadband and IP related value added services in Mongolia. According to the joint venture agreement, the joint venture will be capitalized with $20 million in cash and equipment. On February 25, 2005, the Company contributed $1.8 million of capital. The Company presently expects to consolidate the operations of the joint venture beginning in the first quarter of 2005.

On March 31, 2005, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2004. The delay results in a technical default of the Company’s 7/8% Convertible Subordinated Notes due 2008. The default would not become an event of default unless the Company failed to file the 2004 Form 10-K within 60 days of written notice of the default being provided to the Company by either the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the notes then outstanding. If an event of default were to occur and be continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. The Company believes that this technical default will be remediated with the filing of this 2004 Form 10-K.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly financial data for the periods indicated are as follows:

	Quarter ended
	Dec. 31, 2004(1)(2)	Sept. 30, 2004	June 30, 2004	March 31, 2004	Dec. 31, 2003(4)	Sept. 30, 2003(4)	June 30, 2003(3)(4)	March 31, 2003(4)
	(In thousands, except per share amounts)
Revenues	$746,645	$645,016	$689,628	$622,292	$644,451	$584,382	$405,834	$330,520
Gross profit	$112,163	$137,134	$176,270	$176,034	$188,094	$186,102	$137,504	$112,685
Net income (loss)	$(30,201)	$4,987	$43,863	$54,766	$65,710	$65,204	$43,450	$41,168
Net earnings (loss) per share:*
Basic	$(0.26)	$0.04	$0.39	$0.48	$0.63	$0.63	$0.43	$0.38
Diluted	$(0.26)	$0.04	$0.33	$0.40	$0.51	$0.50	$0.36	$0.37

(1)          On November 1, 2004, the Company completed its acquisition of Audiovox Communication Corporation. Revenue for the two months ended December 31, 2004 from this acquisition was $277.4 million.

(2)          Net income for the quarter ended December 31, 2004 included an $7.5 million charge associated with the impairment of various assets, including $7.0 million of goodwill, related to the substantial abandonment of operations of Hyundai Syscomm, Inc. See Note 10 to the Consolidated Financial Statements.

(3)          Net income for the quarter ended June 30, 2003 included a charge of $7.0 million for in-process research and development associated with various acquisitions.

(4)   The Company filed an Amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements.

*                    Net earnings (loss) per share is computed independently for each of the quarters presented and, therefore, the sum of the quarterly net earnings per share may not equal the annual earnings per share.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

UTStarcom, Inc. (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of December 31, 2004 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2004 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Report on Internal Control Over Financial Reporting.”

To address the material weaknesses described below, the Company performed additional analyses and other procedures (as further described below under the subheadings “Interim Measures” under “Management’s Remediation Initiatives and Interim Measures”) to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States. Accordingly, the Company’s management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Management has excluded Audiovox Communication Corporation (“Audiovox”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 because Audiovox was acquired by the Company through a purchase business combination in November 2004. Audiovox’s total assets and total revenue represent approximately 11.0% and approximately 10.3%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2004.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2004, management identified the following material weaknesses in its assessment of the effectiveness of the Company’s internal control over financial reporting:

1.   As of December 31, 2004, the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements.   This material weakness contributed to the following control deficiencies relating to the preparation of  the Company’s financial statements which are individually considered to be material weaknesses:

(a)    The Company did not maintain effective controls over its revenue and deferred revenue accounts and associated cost of sales. Specifically, the Company’s controls over its processes and procedures related to the recording and review of its revenue and deferred revenue accounts were not adequate to ensure that such accounts were completely and accurately recorded. In particular, the following exceptions were identified in which revenue recognition criteria were not properly assessed: treatment of upgrade protection in a multiple element arrangement, non-standard contractual terms and conditions, exceptions to final acceptance confirmations received from customers, tracking of proof of delivery and timing of execution of final acceptance confirmations, and the identification of the appropriate costs associated with selected sales transactions. This control deficiency resulted in adjustments to the second quarter 2004 financial statements and audit adjustments to the fourth quarter 2004 financial statements to properly recognize revenue and cost of sales.

(b)   The Company did not maintain effective controls over its inventory, deferred costs, inventory reserve accounts and cost of sales. Specifically, the Company’s controls failed to adequately identify, document and analyze the conditions that should have been considered relative to the existence and expected recoverability of inventory and deferred costs. Principally in Japan, controls were not adequate to properly track and confirm inventory movements or ensure the timely recognition of cost of goods sold. In addition, certain inventory purchases were approved locally but were not in accordance with the Company’s usual procurement polices and procedures. This control deficiency resulted in certain audit adjustments to the fourth quarter 2004 financial statements to correct cost of goods sold and the related inventory and deferred costs accounts.

(c)    The Company did not maintain effective controls over its processes for accounting for goodwill. Specifically, the Company’s controls over its processes and procedures related to its assessment of the impairment of its goodwill account were not sufficiently detailed to identify instances of impairment as required under generally accepted accounting principles. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 financial statements to recognize the impairment of the Company’s goodwill associated with the operations of an entity acquired and substantially abandoned in 2004.

(d)   The Company did not maintain effective controls over the process for the translation of its accounts and transactions denominated in a currency other than U.S. dollars. Specifically, the Company’s controls over its processes and procedures related to the translation of transactions and account balances denominated in a currency other than U.S. dollars failed to identify and utilize the appropriate foreign exchange rates, primarily related to the cash, accounts receivable, accounts payable, and other comprehensive income accounts. This control deficiency resulted in certain audit adjustments to the fourth quarter 2004 financial statements to properly record unrealized foreign exchange gains.

(e)    The Company did not maintain effective controls over the recording of accrued expenses, primarily in China and Japan. Specifically, the Company’s controls over its processes and procedures related to accrued expenses failed to completely and accurately record expenses in the proper period. The review of open purchase orders and invoices received as part of the close process was insufficient to ensure that the 2004 year-end accrued expense balances were completely and accurately recorded in the proper period. This control deficiency resulted in certain audit adjustments to the fourth quarter 2004 financial statements to properly record certain accrued expense and related income statement accounts.

(f)    The Company did not maintain effective controls over the financial reporting process to ensure the accurate preparation and review of its financial statements. Specifically, the Company’s controls over the completeness, accuracy and review of its documentation of close processes relating to reconciliations, journal entries, spreadsheets, international reporting packages and review and preparation of monthly expenditure reports were ineffective in their design and execution. In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures, including the support for the accounting positions taken on non-routine transactions, goodwill impairment, purchase accounting, segment reporting, accounting for potential variable interest entities, intercompany profit eliminations and income tax accounting and proper classification of inventory and deferred costs, deferred revenue and accounts receivable, and revenue and cost of goods sold. These control deficiencies resulted in certain audit adjustments to and additional disclosures made in the 2003 and 2004 financial statements.

(g)    The Company did not maintain effective controls over the completeness and accuracy of its income tax provision and related balance sheet accounts. Specifically, as part of its 2004 year-end close process, certain errors related to income taxes payable, deferred income tax assets and liabilities, other long-term assets, prepaids and other current assets were identified in the calculation of the Company’s 2003 income tax provision. This control deficiency resulted in the restatement of the Company’s financial statements for the quarters and full year of 2003 as well as audit adjustments to the fourth quarter 2004 financial statements to adjust the provision for income taxes, stockholders’ equity, income taxes payable, other long-term assets, prepaids and other current assets.

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

As discussed above, certain of these control deficiencies resulted in either the restatement of the Company’s financial statements for each of the quarters in 2003 and the year ended December 31, 2003, and/or audit adjustments to the second or fourth quarter 2004 financial statements. Additionally, these control deficiencies could individually or in the aggregate result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

2.   As of December 31, 2004, the Company did not maintain effective controls over the identification of and accounting for related party relationships and related party transactions.   Specifically, the Company’s controls over its policies and procedures were ineffective in identifying all significant related party relationships and transactions on a timely basis in order for such relationships and transactions to be appropriately reflected in the Company’s financial statements in accordance with generally accepted accounting principles. Specifically, a previously undisclosed significant related party relationship was identified during the 2004 financial close process. This related party was also determined to be a variable interest entity in which the Company was determined to be the primary beneficiary. This control deficiency resulted in a restatement of the Company’s financial statements for the year ended December 31, 2003, as well as an audit adjustment to the 2004 financial statements. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.   As of December 31, 2004, the Company did not maintain effective controls over the monitoring of its accounting functions located outside of the U.S.   The Company’s policies and procedures with respect to the review and supervision of its accounting operations in foreign locations, principally Japan and China, were inadequate. Specifically, corporate senior financial management did not provide adequate oversight of the accounting functions based principally in Japan and China nor was there sufficient and accurate information for monitoring the financial results of non-U.S. operations. Reviews of local financial results were inadequate in either their design or operation to detect errors to the Company’s financial statements as described in items 1 and 2 above. Additionally, this control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.   As of December 31, 2004, the Company did not maintain an effective control environment.   The financial reporting organizational structure was not adequate to support the size, complexity, operating activities or locations of the Company. Deficiencies in local accounting operations, such as the lack of a senior finance director in China with sufficient depth and skill in the application of U.S. generally accepted accounting principles and inadequate understanding of U.S. generally accepted accounting principles by local accounting staff resulted in the adjustments to the financial statements as discussed in items 1 - 3 above. In addition, in some cases, certain key finance positions were staffed with individuals who did not have the appropriate skills, training and experience to meet the objectives as outlined in their job descriptions or that should be expected of these roles. Further, the following specific areas are examples of some of the corporate departments in the Company where additional skilled resources are required: tax, external financial reporting, revenue recognition, treasury, financial planning and analysis and corporate accounting. This control deficiency, together with the material weaknesses described in items 1 - 3 above, indicate that the Company did not maintain an effective control environment. These control deficiencies could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Management’s Remediation Initiatives and Interim Measures

In response to the matters discussed in “Management’s Report on Internal Control Over Financial Reporting” above, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement during 2005 the specific measures described below to remediate the material weaknesses described above in “Management’s Report on Internal Control Over Financial Reporting.”  In addition, in the absence of full implementation of these remediation measures as of December 31, 2004, subsequent to this date and in connection with the 2004 year-end reporting process, the Company has undertaken the additional measures described under the subheadings “—Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Annual Report on Form 10-K and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Annual Report on Form 10-K.

Material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting”

Remediation Initiatives.   The Company’s failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to the Company’s failure to maintain effective controls over the financial reporting process. To remediate the material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting” above, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

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

2.      Revenue Recognition—The Company’s planned remediation measures are intended to address material weaknesses related to revenue and deferred revenue accounts and associated cost of sales. These material weaknesses were evidenced by the identification of six separate transactions aggregating approximately $5 million in which revenue was initially included in the Company’s fourth quarter 2004 financial statements before all criteria for revenue recognition were met. In addition, there were other transactions for which there was insufficient initial documentation for revenue recognition purposes, but which did not result in any adjustments to the Company’s fourth quarter 2004 financial statements. If unremediated, these material weaknesses have the potential of misstating revenue in future financial periods. The Company’s planned remediation measures include the following:

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

7.           Accurate Preparation and Review of Financial Statements, Reconciliations, Journal Entries and Segment Reporting—The Company’s planned remediation measures are intended to address material weaknesses related to the financial close and reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s planned remediation measures include the following:

(a)    During the first quarter of 2005, the Company began to implement, and plans to continue to improve, new and enhanced procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment. Specific steps include training and ongoing monitoring of financial staff, expansion of the officer subcertifications and active review of contracts by knowledgeable financial and legal staff, from the contract negotiation process through recognition of revenue for such contracts;

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

Interim Measures.   Management has not yet implemented all of the measures described in items 1 through 9 above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2004 and in connection with the 2004 year-end reporting process, address the material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting.”  These other measures include the following:

•  The 2004 year-end reporting process was extended significantly, allowing the Company to conduct additional analysis and make additional adjustments as necessary to ensure the accuracy of financial reporting.

•  Senior corporate finance staff traveled to China and Japan subsequent to the close process and prior to the reporting of 2004 year-end financial results to conduct a review of the reporting process in those jurisdictions and to cause additional measures relating to the reporting process to be undertaken as necessary to ensure the accuracy of financial reporting.

•  The Company retained on an interim basis outside consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the 2004 year-end reporting process.

•  The Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

•  The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the fourth quarter of 2004 to determine the proper recording of cost of goods sold; it conducted a reconciliation of inventories at customer sites to outstanding contracts as of the year end and analyzed inventory for recovery and potential impairment; it conducted physical inventory counts; it verified inventory at customer locations with customer confirmations; and it conducted an analysis of inventory relating to purchase orders to identify under-recorded inventory.

•  The Company conducted a review of the processes to record inventory reserves and a review of the manual procedures by which the Company tracks the cost of its products.

•  The Company conducted a variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system and an extensive review of account reconciliations.

•  The Company conducted a detailed and extensive review of the following matters: all non-routine transactions and internal representations; financial statements, as well as certifications from decentralized locations, for accuracy; spreadsheets; and journal entries.

•  The Company reviewed its reserves and related schedules and reported its findings to the Audit Committee.

•  The Company processed an adjustment relating to foreign exchange accounting using the enhanced foreign exchange accounting process implemented in the first quarter of 2005 described above.

Material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting”

Remediation Initiatives.   The Company’s failure to ensure that key management fully understood the nature and potential significance of related parties and to ensure that a robust process for the identification of related party transactions contributed to the Company’s failure to maintain effective controls over the identification of and accounting for related party relationships and related party transactions with the Company. To remediate the material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting,” the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

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

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2004 and in connection with the 2004 year-end reporting process are sufficient to address the material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting.” These other measures include the following:

•  Management directly interviewed senior executives regarding related party transactions.

•  After receiving additional training on related party transactions, all key managers and senior executives provided new certifications regarding related party transactions.

Material weakness described in item 3 of “Management’s Report on Internal Control Over Financial Reporting”

Remediation Initiatives.   Lack of clarity in roles and responsibilities in certain areas affecting the Company’s financial reporting structure contributed to a material weakness relating to the monitoring of non-U.S. operations. To remediate this material weakness, described in item 3 of “Management’s Report on Internal Control Over Financial Reporting,” the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Management’s Report on Internal Control Over Financial Reporting’—Remediation Measures—1. General plan for hiring and training of personnel,” as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2004 and in connection with the 2004 year-end reporting process, address the material weakness described in item 3 of “Management’s Report on Internal Control Over Financial Reporting.”  These other measures include the following:

•  Senior corporate finance staff traveled to China and Japan subsequent to the close process and prior to the reporting of 2004 year-end financial results to conduct a review of the reporting process in those jurisdictions, to supervise a physical inventory count and to cause additional measures relating to the reporting process to be undertaken as necessary to ensure the accuracy of financial reporting.

•  Senior financial staff performed additional review of invoices and cash disbursements in Japan.

•  Senior financial staff in the Company’s U.S. headquarters did a thorough review of trial balances issued from non-U.S. locations.

•  The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the year-end review of China operations.

•  All non-routine transactions in non-U.S. locations were documented by staff in such non-U.S. locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

Material weakness described in item 4 of “Management’s Report on Internal Control Over Financial Reporting”

Remediation Initiatives.   The Company’s failure to have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to a material weakness relating to the Company’s control environment. To remediate this material weakness, described in item 4 of “Management’s Report on Internal Control Over Financial Reporting,” the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Management’s Report on Internal Control Over Financial Reporting’—Remediation Measures—1. General plan for hiring and training of personnel,” as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2004 and in connection with the 2004 year-end reporting process, address the material weaknesses described in item 4 of “Management’s Report on Internal Control Over Financial Reporting.”  These other measures include the following:

•  Senior corporate finance staff traveled to China and Japan subsequent to the close process and prior to the reporting of 2004 year-end financial results to conduct a review of the reporting process in those jurisdictions, to supervise a physical inventory count and to cause additional measures relating to the reporting process to be undertaken as necessary to ensure the accuracy of financial reporting.

•  Senior financial staff performed additional review of invoices and cash disbursements in Japan.

•  Senior financial staff in the Company’s U.S. headquarters did a thorough review of trial balances issued from non-U.S. locations.

•  The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the year-end review of China operations.

•  All non-routine transactions in non-U.S. locations were documented by staff in such non-U.S. locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting,” management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2004. The Company has implemented and/or plans to implement during 2005 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

Management’s Conclusions

Management believes the remediation measures described under “Management’s Remediation Initiatives and Interim Measures” above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified in “Management’s Report on Internal Control Over Financial Reporting.”  However, management has not yet implemented all of these measures and/or tested them. Management has concluded that the interim measures described under “Management’s Remediation Initiatives and Interim Measures” above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Annual Report on Form 10-K and has discussed its conclusions with the Company’s Audit Committee.

The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, it may determine to take additional measures to address control deficiencies, and it may determine not to complete certain of the measures described under “Management’s Remediation Initiatives and Interim Measures” above.

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting during the fourth quarter of 2004 and subsequent to December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

(a)   On April 12, 2005, a committee of the Board consisting solely of disinterested directors determined to extend from three months to twelve months the post-termination period of exercisability of options to purchase 25,000 shares of common stock of the Company which were granted in August 2004 to each of the non-employee directors at such date pursuant to the Company’s 1997 Stock Option Plan. Directors Betsy Atkins, Larry Horner and Thomas Toy are the non-employee directors affected by such extension.

(b)   On April 11, 2005, Betsy Atkins notified us that she will not seek re-election to our Board of Directors at our Annual Stockholder Meeting to be held on May 13, 2005. Ms. Atkins will continue to serve as a Director and as a member of our Audit Committee and Compensation Committee until May 13, 2005 and has advised us that her decision to leave was not due to any disagreement with the Company.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF UTSTARCOM, INC.

The information required by Item 401 of Regulation S-K concerning our directors is incorporated by reference from the information in the section entitled “Proposal One—Election of Directors” in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2005 (the “Proxy Statement”). The required information concerning our executive officers is contained in the section entitled “Management—Executive Officers.”

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. Such code of ethics is available, free of charge, to any stockholder who sends a request for a paper copy to: UTStarcom, Inc., 1275 Harbor Bay Parkway, Alameda, California 94502, Attn: Legal Department.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at www.utstar.com.

ITEM 11—EXECUTIVE COMPENSATION

The information required by this section is incorporated by reference from the information in the sections entitled “Board of Directors—Directors’ Compensation,” “Management—Executive Compensation,” “Management—Employment Contracts and Change of Control Arrangements” and “Management—Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this section is incorporated by reference from the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement. The required information concerning our equity compensation plans is contained in the section entitled “Item 5—Market for UTStarcom, Inc.’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in Part II of this Form 10-K.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section is incorporated by reference from the information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “PricewaterhouseCoopers LLP Fees for the Fiscal Year Ended December 31, 2004” in the Proxy Statement is incorporated by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           (1)   Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 78 of this Form 10-K.

(2)         Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 78 of this Form 10-K.

(3) Exhibit Number	Description
3.1(14)	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.
3.2(18)	First Amended and Restated Bylaws of UTStarcom, Inc., as amended.
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2(1)	Specimen Common Stock Certificate.
4.3(1)	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.
4.4(9)	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
4.6(16)	Registration Rights Agreement, dated as of June 30, 2003, by and among UTStarcom, Inc. and the shareholders of RollingStreams Systems, Ltd.
4.7	Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC as amended on January 14, 2004.
10.1(1)	Form of Indemnification Agreement.
10.3(1)	1995 Stock Plan and forms of related agreements.
10.4(1)	1997 Stock Plan, as amended, and forms of related agreements.
10.5(1)	2000 Employee Stock Purchase Plan and forms of related agreements.
10.22(1)	Lease dated December 23, 1997 between UTStarcom, Inc. and Tech Center Partners.
10.23(1)	Lease Agreement dated April 1995, as amended, between UTStarcom, Inc. and Metro Park Associates.
10.24(1)	Lease Agreements dated December 31, 1997 and May 14, 1998 between Guangdong UTStarcom Telecom Co., Ltd. and Guangdong Southern Telecom Group Huizhou Company.
10.25(1)	Lease Contract dated December 15, 1996 between UTStarcom (Hangzhou) Telecommunications Co., Ltd. and Yile Village, Gudang Township.
10.28(1)	Payment Agent Contract dated June 11, 1998 among UTStarcom, UTStarcom (China) Ltd, Softbank Corporation and Jitong Communication Co., Ltd.
10.29(1)	Agreement on Termination of Contract dated August 30, 1999 among UTStarcom, Inc., UTStarcom (China) Ltd., Softbank Corporation and Jitong Communication Co., Ltd.
10.30(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.31(1)	Exchange Agreement dated October 15, 1997 between UTStarcom, Inc. and certain investors.
10.41(2)*	Joint Venture Agreement between SOFTBANK Corporation and UTStarcom, Inc. dated May 29, 2000.
10.42(2)*

Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People’s Republic of China and UTStarcom, Inc. dated May 18, 2000.

10.54(5)*	Software License Agreement between UTStarcom, Inc. and DDI Corporation, Inc. dated October 4, 2000.
10.66(3)	Amended 2001 Director Option Plan.
10.67(4)	Purchase Contract between UTStarcom Inc. and Softbank BB Corporation, dated October 9, 2001.
10.71(6)	Lease Agreement between UTStarcom, Inc. and Legend Tech., dated September 12, 2001.
10.75(7)	Change of Control Severance Agreement between Michael J. Sophie and UTStarcom, Inc. dated April 12, 2002.
10.80(8)*	Joint Venture Contract between UTStarcom Telecom Co., Ltd., Matsushita Electric Industrial Co., Ltd. and Matsushita Communication Industrial Co., Ltd. dated as of July 5, 2002.
10.83(11)*	Broadband Access Network General Terms and Conditions between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.84(11)*	Broadband Access Equipment Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.85(11)*	Broadband Access Services Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.86(11)*	Broadband Access Software Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.87(10)*	Equipment Purchase Agreement, dated as of February 4, 2003, by and between Tata Teleservices Limited and UTStarcom, Inc.
10.88(12)	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan
10.89(13)	Change of Control Severance Agreement, dated as of January 17, 2003, by and between Hong Liang Lu and UTStarcom, Inc.
10.90(13)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Ying Wu and UTStarcom, Inc.
10.91(13)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Shao-Ning Chou and UTStarcom, Inc.
10.92(13)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between William X. Huang and UTStarcom, Inc.
10.93(13)*	Distributor Agreement, dated as of October 21, 2003, by and between UTStarcom, Inc. and Multidata.
10.94(13)*	Amendment #1 to Distributor Agreement, dated as of December 17, 2003, by and between UTStarcom, Inc. and Multidata.
10.95(13)*	Revenue Sharing Purchase Agreement, dated as of October 21, 2003 by and between UTStarcom, Inc. and Multidata.
10.96(13)*	Amendment #1 to Revenue Sharing Purchase Agreement, dated as of December 17, 2003, by and between UTStarcom, Inc. and Multidata.
10.97(15)*	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.
10.98(15)*	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.
10.99(15)*	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004.
10.100(16)	Asset Purchase Agreement among UTStarcom, Inc., Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd. and Telos Engineering Limited, dated April 21, 2004.

10.101(16)

Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004.

10.102(17)*	Continuous Basic Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.103(17)*	Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.104**	Distributor Agreement, dated as of December 20, 2004, by and between Curitel Communications, Inc. and UTStarcom Personal Communications LLC.
10.105**	Asset Purchase Agreement by and between UTStarcom CDMA Technologies Korea Limited and Giga Telecom, Inc., dated October 29, 2004.
21.1	Subsidiaries of UTStarcom.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)          Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(6)          Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

(7)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(8)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(9)          Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003.

(11)   Incorporated by reference to the registrant’s Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002.

(12)   Incorporated by reference to the registrant’s Registration Statement on Form S-8, which was filed on September 15, 2003.

(13)   Incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

(14)   Incorporated by reference to the registrant’s Current Report on Form 8-K, which was filed on December 12, 2003.

(15)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(16)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(17)   Incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(18)   Incorporated by reference to the registrant’s Current Report on Form 8-K, which was filed on March 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.
Date: April 15, 2005	By:	/s/ MICHAEL J. SOPHIE
	Name:	Michael J. Sophie
	Title:	Senior Vice President of Finance and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HONG LIANG LU	President and Chief Executive Officer (principal	April 15, 2005
Hong Liang Lu	executive officer), Chairman of the Board of Directors
/s/ MICHAEL J. SOPHIE	Senior Vice President of Finance and Chief Financial	April 15, 2005
Michael J. Sophie	Officer (principal financial and accounting officer)
/s/ BETSY S. ATKINS	Director	April 15, 2005
Betsy S. Atkins
/s/ JEFF CLARKE	Director	April 15, 2005
Jeff Clarke
/s/ LARRY D. HORNER	Director	April 15, 2005
Larry D. Horner
/s/ ALLEN LENZMEIER	Director	April 15, 2005
Allen Lenzmeier
/s/ THOMAS J. TOY	Director	April 15, 2005
Thomas J. Toy
/s/ YING WU	Director	April 15, 2005
Ying Wu

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)
REGISTRANT BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$169,924	$71,230
Short-term investments	8,342	9,139
Accounts receivable—unrelated party, net of allowances for doubtful accounts	20,537	35,843
Accounts receivable—related party	84,754	43,944
Accounts receivable—intercompany	666,228	442,480
Inventories	27,723	15,427
Deferred costs/Inventories at customer sites under contracts	66,878	38,308
Income tax receivable	—	10,677
Prepaids	55,146	19,599
Short-term restricted cash and investments	32,920	20,461
Deferred tax assets	13,109	7,432
Other current assets	4,832	962
Total current assets	1,150,393	715,502
Property, plant and equipment, net	27,237	32,031
Note receivable	9,630	11,222
Investment in affiliated companies	554,364	493,163
Goodwill	105,234	98,015
Intangible assets, net	52,625	44,949
Deferred tax assets	12,100	11,070
Other long-term assets	23,984	19,226
Total assets	$1,935,567	$1,425,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable—unrelated party	$83,398	$56,256
Accounts payable—intercompany	1,221	—
Income taxes payable	13,391	—
Customer advances	19,890	13,940
Deferred revenue	14,841	24,966
Other	38,389	36,196
Total current liabilities	171,130	131,358
Long-term debt	402,500	402,500
Stockholders’ equity:
Common stock: $.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 114,486,632 and 104,272,477 at December 31, 2004 and 2003, respectively	144	131
Additional paid-in capital	1,123,065	654,483
Deferred stock compensation	(6,102)	(7,761)
Retained earnings	243,652	243,058
Accumulated other comprehensive income	1,178	1,409
Total stockholders’ equity	1,361,937	891,320
Total liabilities and stockholders’ equity	$1,935,567	$1,425,178

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE
RESULTS OF OPERATIONS
OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2004	2003	2002
Net sales:
Unrelated party	$120,010	$100,115	$35,365
Related party	143,164	184,436	16,038
Intercompany	571,001	724,708	307,862
	834,175	1,009,259	359,265
Cost of net sales:
Unrelated party	81,961	50,157	24,306
Related party	91,409	79,518	8,635
Intercompany	449,199	646,016	276,603
Gross profit	211,606	233,568	49,721
Operating expenses:
Selling, general and administrative	103,706	57,666	38,793
Research and development	39,687	46,588	9,146
In-process research and development costs	1,400	10,686	670
Amortization of intangible assets	12,668	8,370	2,395
Total operating expenses	157,461	123,310	51,004
Operating income	54,145	110,258	(1,283)
Interest income	12,349	2,709	4,454
Interest expense	(4,819)	(4,142)	(16)
Other income (expense), net	(29,943)	(18,404)	18,964
Equity in net income of affiliated companies	14,950	144,520	98,396
Income before income taxes	46,682	234,941	120,515
Income tax expense (benefit)	(26,733)	19,409	12,653
Net income	$73,415	$215,532	$107,862

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT

(In thousands)

	Years ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,415	$215,532	$107,862
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	34,219	25,235	13,202
In-process research and development costs	1,400	10,686	670
Impairment of long-term investments	1,608	75	4,442
Loss on sale of assets	1,672	620	449
Warrants adjustment to fair value	(46)	(424)	—
(Gain)/Loss on sale of investment	(1,912)	73	—
Amortization of debt issuance costs	2,332	1,953	—
Deferred income taxes	(11,725)	4,471	(6,980)
Provision for doubtful accounts	3,045	813	124
Provision for inventory	7,640	3,328	5,446
Stock compensation expense	519	4,302	3,100
Equity in net income of affiliated companies	(12,659)	(145,375)	(95,608)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(244,983)	(288,163)	(120,122)
Inventories	(18,960)	(2,742)	(9,626)
Deferred costs/Inventories at customer sites under contracts	(28,570)	(10,012)	(18,815)
Other current and non-current assets	(32,427)	(15,611)	(680)
Accounts payable	27,738	(56,924)	98,947
Income taxes payable	20,109	(9,265)	(5,182)
Customer advances	5,595	(3,201)	14,511
Deferred revenue	(10,167)	13,505	(4,451)
Other current liabilities	3,085	10,637	4,649
Net cash used in operating activities	(179,072)	(221,957)	(2,302)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(13,710)	(29,745)	(980)
Investment in affiliates, net of cash acquired	(57,150)	(8,920)	(27,447)
Acquisition of business, net of cash acquired	(33,185)	(111,720)	(17,705)
Purchase of intangible assets	(4,158)	(2,340)	—
Issuance of note receivable to related party	—	(10,071)	—
Change in restricted cash	(12,459)	(10,682)	(9,779)
Purchase of short-term investments	(55,379)	(10,775)	(85,688)
Sales of short-term investments	61,086	93,246	89,916
Net cash used in investing activities	(114,955)	(91,007)	(51,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	25,736	58,878	40,928
Repurchase of stock	(107,569)	(139,609)	(72,929)
Proceeds (payments) from borrowing, net	—	391,431	—
Proceeds from equity offering	474,554	—	—
Purchase of convertible bond hedge and call option	—	(43,792)	—
Proceeds from stockholder notes	—	282	99
Net cash provided by (used in) financing activities	392,721	267,190	(31,902)
Effects of exchange rates on cash	—	1	1
Net increase (decrease) in cash and cash equivalents	98,694	(45,773)	(81,282)
Cash and cash equivalents at beginning of period	71,230	117,003	198,285
Cash and cash equivalents at end of period	$169,924	$71,230	$117,003

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, inter-company transactions have not been eliminated. Inventory balances at December 31, 2004 and 2003 include intercompany profit of $9.9 million and $2.3 million, respectively. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended December 31, 2004. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

The Company filed an Amendment to its Annual Report on Form 10-K for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the year ended December 31, 2003. See Note 2 to the Consolidated Financial Statements.

NOTE 2—LONG TERM OBLIGATIONS

On March 12, 2003, UTStarcom, Inc. completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a rate of 7/8% per annum and are convertible into common stock of UTStarcom Inc. at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of UTStarcom Inc. See Note 11 to the Consolidated Financial Statements.

SCHEDULE II

UTSTARCOM, INC.
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2004, 2003, and 2002

Description	Balance at beginning of the period	Additions charged to costs and expenses	Obligations assumed upon acquisition	Deductions	Balance at end of the period
Year ended December 31, 2004
Provision for inventory	$29,560	$20,723	$3,534	$4,039	$49,778
Provision for deferred cost	$7,608	$18,277	$—	$2,210	$23,675
Provision for doubtful accounts	$31,172	$21,284	$—	$1,249	$51,207
Accrued product warranty costs	$26,267	$53,777	$6,964	$40,412	$46,596
Tax valuation allowance	$328	$4,564	$—	$—	$4,892
Year ended December 31, 2003
Provision for inventory	$18,287	$14,626	$6,345	$9,698	$29,560
Provision for deferred cost	$14,453	$—	$—	$6,845	$7,608
Provision for doubtful accounts	$26,250	$5,025	$—	$103	$31,172
Accrued product warranty costs	$13,297	$36,523	$1,381	$24,934	$26,267
Tax valuation allowance	$4,964	$—	$—	$4,636	$328
Year ended December 31, 2002
Provision for inventory	$17,744	$7,084	$—	$6,541	$18,287
Provision for deferred cost	$2,600	$11,853	$—	$—	$14,453
Provision for doubtful accounts	$19,053	$7,434	$—	$237	$26,250
Accrued product warranty costs	$6,271	$15,156	$—	$8,130	$13,297
Tax valuation allowance	$4,787	$177	$—	$—	$4,964