Form 10-Q
period 2005-03-31
UTSTARCOM INC
filed 2005-05-10
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 5, 2005 there were 114,841,986 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$372,714	$562,532
Short-term investments	16,224	136,283
Accounts receivable, net of allowances for doubtful accounts	740,430	719,625
Accounts receivable, related parties	166,679	86,988
Notes receivable	22,926	26,982
Inventories	601,717	590,832
Deferred costs/Inventories at customer sites under contracts	182,922	198,155
Prepaids	78,425	112,525
Current deferred taxes	141,358	143,123
Short-term restricted cash and investments	29,551	33,347
Other current assets	31,362	42,058
Total current assets	2,384,308	2,652,450
Property, plant and equipment, net	278,487	268,759
Long-term investments	35,131	35,590
Goodwill	195,816	180,627
Intangible assets, net	94,438	98,211
Other long-term assets	78,872	80,368
Total assets	$3,067,052	$3,316,005

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440,706	$407,536
Short-term debt	275,485	351,183
Income taxes payable	111,812	143,778
Customer advances	93,049	323,938
Deferred revenue	97,134	66,941
Other current liabilities	236,523	241,577
Total current liabilities	1,254,709	1,534,953

Convertible subordinated notes	402,500	410,655
Total liabilities	1,657,209	1,945,608

Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	5,604	5,025
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 114,841,986 and 114,486,632 at March 31, 2005 and December 31, 2004, respectively	144	144
Additional paid-in capital	1,123,826	1,123,065
Deferred stock compensation	(5,527)	(6,102)
Retained earnings	281,458	243,452
Accumulated other comprehensive income	4,338	4,813
Total stockholders’ equity	1,404,239	1,365,372
Total liabilities, minority interest and stockholders’ equity	$3,067,052	$3,316,005

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended March 31,
	2005	2004

Net sales
Unrelated party	$606,160	$610,731
Related party	295,635	11,561
	901,795	622,292
Cost of net sales
Unrelated party	537,638	441,527
Related party	125,968	4,731
Gross profit	238,189	176,034
Operating expenses:
Selling, general and administrative	108,210	66,943
Research and development	66,660	45,658
Amortization of intangible assets	6,972	2,973
Total operating expenses	181,842	115,574

Operating income	56,347	60,460

Interest income	1,349	1,354
Interest expense	(4,278)	(1,082)
Other income (expense), net	(6,847)	8,785
Income before income taxes, minority interest and equity in loss of affiliated companies	46,571	69,517
Income tax expense	(7,884)	(13,704)
Minority interest in earnings of consolidated subsidiaries	(222)	(50)
Equity in loss of affiliated companies	(459)	(997)
Net income	$38,006	$54,766

Earnings per share - Basic	$0.33	$0.48
Earnings per share - Diluted	$0.29	$0.40

Weighted average shares used in per-share calculation:
- Basic	114,523	114,614
- Diluted	132,949	139,325

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,006	$54,766
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,897	16,438
Net loss on sale of assets	1,278	190
Amortization of debt issuance costs	583	582
Warrants adjustment to fair value	—	226
Net gain on long-term investments	—	(34)
Stock compensation expense	575	77
Provision for doubtful accounts	17,548	6,252
Inventory provision	15,160	9,439
Equity in loss of affiliated companies	459	997
Deferred income taxes	505	(2,236)
Minority interest in earnings of consolidated subsidiary	222	50
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(118,193)	(69,862)
Inventories	(15,724)	(70,480)
Deferred costs/Inventories at customer sites under contracts	2,679	132,737
Other current and non-current assets	49,653	(13,279)
Accounts payable	33,429	36,841
Income taxes payable	(31,843)	12,479
Customer advances	(227,854)	(156,399)
Deferred revenue	30,211	12,251
Other current liabilities	(5,468)	1,671
Net cash used in operating activities	(182,877)	(27,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,313)	(27,740)
Investment in affiliates, net of cash acquired	—	(1,000)
Purchase of business	(18,449)	—
Proceeds from disposal of property	482	—
Purchase of technology licenses	(500)	(125)
Change in restricted cash	5,796	(58)
Purchase of short-term investments	(101,194)	(50,575)
Proceeds from sale of short-term investments	221,253	51,460
Net cash provided by (used in) investing activities	79,075	(28,038)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	667	9,224
Net proceeds from borrowing	146,000	—
Repayments of borrowings	(230,000)	—
Repurchase of stock	—	(78,155)
Proceeds from equity offering	—	474,554
Net cash provided by (used in) financing activities	(83,333)	405,623
Effect of exchange rate changes on cash	(2,683)	674
Net increase (decrease) in cash and cash equivalents	(189,818)	350,965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	562,532	377,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$372,714	$728,712

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                             BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements.  The Company also consolidates variable interest entities (“VIE”) as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” where the Company is the primary beneficiary.  Investments in affiliated companies are accounted for using the cost or equity method, as applicable.

The accompanying financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2004 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2005	2004

Numerator:

Net income (for basic EPS computation)	$38,006	$54,766

Effect of Dilutive Securities
Interest expense on 7/8% Convertible Subordinated Notes, net of tax	951	917

Net income adjusted for dilutive securities	$38,957	$55,683

Denominator:

Shares used to compute basic EPS	114,523	114,614
Dilutive common stock equivalent shares:
Stock options	1,157	6,326
Written call option	—	1,046
Conversion of convertible subordinated notes	16,919	16,919
Warrants	—	30
Unvested acquisition-related stock	350	390
Shares used to compute diluted EPS	132,949	139,325

Earnings per share - basic	$0.33	$0.48
Earnings per share - diluted	$0.29	$0.40

Certain potential shares related to employee stock options outstanding during the three months ended March 31, 2005 and 2004 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the Company’s common stock during the period and, accordingly, their effect is anti-dilutive under the treasury stock method. For the three months ended March 31, 2005 and 2004, these shares totaled 15.4 million with a weighted average exercise price of $24.09 per share and 1.6 million shares with a weighted average exercise price of $38.04 per share, respectively.

At March 31, 2005, the Company’s 7/8% convertible subordinated notes outstanding were eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s closing stock price exceeds a specified threshold as of the last trading day of the immediately preceding fiscal quarter. At December 31, 2004, the closing price of the Company’s common stock was below the specified threshold. In September 2004, the EITF reached a consensus related to EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.”  The consensus requires contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for purposes of computed earnings per share using the “if converted” method.  The EITF pronouncement is effective and conversion is assumed in this diluted EPS computation.

The net income for the diluted EPS computation reflects the reduction in interest expense of $1.0 million and $0.9 million, net of tax, for the three months ended March 31, 2005 and 2004, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

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

During the three months ended March 31, 2005, the average price of the Company’s stock was below the specified strike prices of both the convertible bond hedge and call option transactions and, therefore, there was no dilutive effect.  For the three months ended March 31, 2004, the average price of the Company’s stock exceeded both the specified strike prices of the convertible bond hedge and call option transactions and, therefore, the dilutive effect of the 1.0 million shares with respect to the call option transaction is included in the diluted earnings per share calculation.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2005	2004

Basic
Net income:
As reported	$38,006	$54,766
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	409	55
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(6,278)	(7,966)
Pro forma net income	$32,137	$46,855

Basic income per share:
As reported	$0.33	$0.48
Pro forma	$0.28	$0.41

Diluted
Net income:
As reported	$38,006	$54,766
Effect of dilutive securities 7/8% Convertible subordinated notes	951	917
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	409	55
Deduct: Total compensation expense determined under fair value method for all awards, net of related tax effects	(6,278)	(7,966)
Pro forma net income	$33,088	$47,772

Diluted income per share:
As reported	$0.29	$0.40
Pro forma	$0.25	$0.35

The following assumptions were used to calculate the fair values:

	Three months ended
	March 31, 2005	March 31, 2004
Stock Options:
Expected remaining term in years	3	3
Weighted average risk-free interest rate	3.52%	2.27%
Expected dividend rate	0.00%	0.00%
Volatility	55.90%	64.00%

5.                             COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended March 31,
	2005	2004

Net income	$38,006	$54,766
Unrealized loss on investments	—	(233)
Change in cumulative translation adjustments	(475)	674
Total comprehensive income	$37,531	$55,207

6.                             CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at March 31, 2005 or December 31, 2004. Short-term investments, consisting entirely of available-for-sale securities, were $16.2 million and $136.3 million at March 31, 2005 and December 31, 2004, respectively. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive other income. Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Bank notes totaling $56.9 million were sold during the three months ended March 31, 2005 and none for the three months ended March 31, 2004. Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received.  The cost of settling these notes receivable was $0.5 million for the three months ended March 31, 2005.

7.                             SHORT-TERM RESTRICTED CASH AND INVESTMENTS:

At March 31, 2005, the Company had short-term restricted cash and investments of $29.6 million comprised of $21.3 million of restricted cash and $8.3 million of restricted short-term investments held for standby letters of credit and an escrow fund.  At December 31, 2004, the Company had restricted cash and short-term investments of $33.3 million primarily comprised of $24.3 million of restricted cash and $8.6 million of restricted short-term investments for standby letters of credit.

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

8.                             ACCOUNTS AND NOTES RECEIVABLE:

Allowances for doubtful accounts were $68.5 million and $51.2 million at March 31, 2005 and December 31, 2004, respectively, for total accounts receivables, including accounts receivable from related parties.

The Company accepts commercial notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. Notes receivable available for sale was $22.9 million and $27.0 million at March 31, 2005 and December 31, 2004, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. There were no notes receivable sold during the three months ended March 31, 2005 and 2004.

9.                             SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Three months ended March 31,
(in thousands)	2005	2004
Cash paid during the period for:
Interest	$5,104	$1,768
Income taxes	$1,489	$2,426

	Three months ended March 31,
(in thousands)	2005	2004
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$9,394	$48,988

10.                          INVENTORIES

As of March 31, 2005 and December 31, 2004, total inventories consisted of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Inventories
Raw materials	$137,159	$154,977
Work-in-process	47,252	65,551
Finished goods	297,397	271,357
Inventories at customer sites without contracts	119,909	98,947
	$601,717	$590,832

11.                          ACQUISITION

Giga

On October 29, 2004, the Company entered into an asset purchase agreement with Giga Telecom, Inc., (“Giga”), a Korean corporation that develops and designs wireless handsets. The acquisition was intended to facilitate the Company’s expansion into the CDMA handset market. The Company completed the acquisition on January 4, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account for six months.  The total consideration for the acquisition, funded from cash on hand, was approximately $18.5 million, including $2.0 million in acquisition-related transaction costs and a $1.5 million payment made previously to be applied against the purchase price.  An earn-out of up to $2.0 million may become payable upon completion of certain product design milestones.  As of March 31, 2005, no milestones have been met and no contingent payment was accrued.

The following table summarizes the allocation of the purchase price for Giga based, in part, upon an independent valuation (in thousands):

Fair value of tangible net assets	$458
Fair value of identified intangible assets:
Existing technology	1,200
Pre-existing royalty agreement	1,920
Excess of costs of acquiring Giga over fair value of identified net assets acquired (goodwill)	14,871

$18,449

The excess of the purchase price over the fair value of the identified net assets of approximately $14.9 million was allocated to goodwill and assigned to the handsets segment.  The goodwill created in this acquisition results from the decreased time to market and design related synergies.  This goodwill is tax deductible.

In accordance with EITF 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination”, a settlement gain of $0.4 million relating to the pre-existing royalty agreement was recognized and recorded under Research and Development expense in the consolidated statements of operations. The purchased existing technology and pre-existing royalty agreement are to be amortized within a year.

The results of operations of Giga have been integrated with the “handsets” segment and included in the Company’s Consolidated Statement of Operations subsequent to the acquisition.  The pro forma effects of this acquisition on the Company’s financial statements are not significant.

HSI

The Company recorded a $2.2 million charge relating to the shut-down of the operations of HSI, which the Company acquired in April 2004.  In the fourth quarter of 2004, the Company decided to substantially abandon HSI’s legacy operation due to the difficulties encountered in integrating the operations.  The charge of $2.2 million includes fixed assets write-off, costs associated with the termination of leases and personnel.

12.                          GOODWILL AND INTANGIBLE ASSETS:

Goodwill:

As of March 31, 2005 and December 31, 2004, goodwill was $195.8 million and $180.6 million, respectively.

Effective in the first quarter of 2005, the Company realigned its business into five operating units and, accordingly, goodwill has been reallocated to the reporting units, using a relative fair value allocation approach prescribed in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  See Note 18 for further discussion.  The Company determined the relative fair value of each reporting unit based, in part, upon an independent valuation analysis.  The goodwill reallocation is reflected as follows.

December 31, 2004	Goodwill
(in thousands)
China	$118,787
International	37,132
Personal Communications Division	24,708
Total	$180,627

January 1, 2005	Goodwill
(in thousands)
Handsets	$74,003
Wireless	54,604
PCD	24,710
Broadband	23,210
Service	4,100
Total	$180,627
Giga selected assets acquisition	14,871
Effect of exchange rate changes	318
March 31, 2005	$195,816

Intangible Assets:

As of March 31, 2005 and December 31, 2004, intangible assets consisted of the following (in thousands):

	March 31,	December 31,
(in thousands)	2005	2004
Intangible assets:

Existing technology	$40,756	$39,530
Less accumulated amortization	(17,168)	(14,933)
	$23,588	$24,597

Customer relationships	$57,220	$57,220
Less accumulated amortization	(7,100)	(5,455)
	$50,120	$51,765

Supplier relationships	$5,300	$5,300
Less accumulated amortization	(1,104)	(442)
	$4,196	$4,858

Trade names	$4,940	$4,940
Less accumulated amortization	(1,417)	(966)
	$3,523	$3,974

Backlog	$5,150	$5,150
Less accumulated amortization	(3,283)	(2,483)
	$1,867	$2,667

Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(1,125)	$(450)
	$9,675	$10,350

Pre-existing royalty agreement	$1,960	$—
Less accumulated amortization	(491)	—
	$1,469	$—

Total intangible assets	$94,438	$98,211

Amortization expense was $7.0 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively.  The estimated aggregate amortization expense for intangibles for each of the five years from the year ended December 31, 2006 through the year ended December 31, 2010 is $18.9 million, $16.0 million, $12.7 million, $6.9 million, $5.1 million and $15.7 million thereafter.

The weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

Intangible Asset Class	Weighted Average Life
Technology	3.6
Customer relationships	8.4
Supplier relationships	1.6
Trade names	2.5
Backlog	0.6
Non-compete	3.6
Pre-existing royalty agreement	0.9
Total	5.2

13.                          LONG-TERM INVESTMENTS:

The Company’s investments are as follows (in thousands):

	March 31, 2005	December 31, 2004
Softbank China	$5,294	$5,294
Cellon International	8,000	8,000
Restructuring Fund No. 1	2,402	1,836
Global Asia Partners L.P.	1,150	1,150
Fiberxon Inc.	3,000	3,000
Immenstar	2,000	2,000
Matsushita Joint Venture	6,935	7,959
GCT SemiConductor	3,000	3,000
Infinera	1,902	1,902
Others	1,448	1,449

Total	$35,131	$35,590

Softbank China

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment is intended to enable the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method. For additional information regarding transactions with SOFTBANK CORP., refer to Note 19, Related Party Transactions. The Company did not record other than temporary impairment loss in the quarters ended March 31, 2005 and 2004.

Cellon International

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”).  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million in each of April and December 2002. As of March 31, 2005, the Company had a 9 % ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of March 31, 2005, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments with Cellon.  For additional information regarding transactions with Cellon, refer to Note 19, Related Party Transactions.

Restructuring Fund No. 1

During fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting.  The Company recorded $0.5 million equity gain and insignificant equity losses for the three months ended March 31, 2005 and 2004, respectively.

Global Asia Partners, L.P.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., and an additional $1.0 million in June 2003, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular in India and China. The Company accounts for this investment under the equity method of accounting.   No significant gains or losses recorded during the three months ended March 31, 2005 and 2004.  In April 2005, the Company received a capital call in the amount of $0.5 million.

Fiberxon Inc.

In September 2002, the Company invested $2.0 million in Fiberxon, Inc. (“Fiberxon”), a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of March 31, 2005, the Company has not recorded any impairment in respect of this investment. The Company has outstanding purchase commitments with Fiberxon. For additional information regarding transactions with Fiberxon, refer to Note 19, Related Party Transactions.

ImmenStar

On September 28, 2004, the Company invested $2.0 million in the Series A Preferred Stock of ImmenStar, Inc. (“ImmenStar”).  ImmenStar is a development stage company that is designing a chip which can be used in the Company’s product.  This investment is accounted for under the cost method and there was no impairment loss recorded during the three months ended March 31, 2005.

Matsushita Joint Venture

In July, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting.  The Company recorded equity losses of $1.0 million in each of the three months ended March 31, 2005 and 2004.

During the fourth quarter of 2004, the Company contributed an additional $9.3 million (its 49% of the $19 million capital call) to the joint venture.

GCT Semiconductor

In October 2004, the Company invested $3.0 million in three million shares of GCT Semiconductor, Inc. (“GCT”) Series D Preferred Stock at $1.00 per share. The investment represents approximately a 2% interest in the company, which designs, develops and markets integrated circuit solutions for the wireless communications industry. The investment is accounted for under the cost method and there was no impairment loss recorded during the three months ended March 31, 2005 in relation to this investment.

Infinera

In July 2004, the Company invested $3.0 million in 1,339,285 shares of Infinera Corporation (“Infinera”) Series D Preferred Stock at $2.24 per share.  The investment represents an approximately 2% interest in Infinera, which develops optical telecommunications systems using photonic integrated circuits.  This investment is accounted for under the cost method.

In September 2004, Infinera closed a Series E Preferred Stock round at $0.60 per share.  As a result of the close proximity between the Series D and Series E preferred stock financing rounds and the decrease in the share price between rounds, Infinera and the Company entered into an exchange agreement whereby the Company exchanged 669,643 shares of Series D preferred stock for 2,500,000 shares of Series E preferred stock. After the exchange, the Company owns a total of 669,643 shares of Series D and 2,500,000 shares of Series E preferred stock.

There was no change in the carrying amount as of March 31, 2005.

14.                          DEBT:

The following represents the outstanding borrowings at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Notes payable	$1,330	$1,183
Bank loans	274,155	358,155
Convertible subordinated notes	402,500	402,500
Total debt	$677,985	$761,838
Long-term debt	402,500	410,655
Short-term debt	$275,485	$351,183

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.  The Company had $1.3 million of these notes at March 31, 2005 included in short-term debt.

At March 31, 2005, the Company has loans with various banks totaling $266.0 million with interest rates ranging from 3.04% to 4.35% per annum.  These bank loans mature during 2005 and are included in short-term debt.

The Company has a bank loan in connection with an equipment purchase resulting from the consolidation of MDC Holding Limited and its affiliated entities (“MDC”).  On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment.  The obligations of the bank loan and related equipment were assumed by the Company on January 23, 2003, and subsequently transferred to MDC on December 31, 2003.  The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006.  The Company does not serve as legal obligor for the loan.

The Company has available borrowing facilities of $487.5 million as of March 31, 2005. $480.3 million of these facilities expire in 2005 and $7.2 million of these facilities expire in 2010 with interest rates ranging from 3.04% to 4.35%. The Company has not guaranteed any debt not included in the consolidated balance sheet.

On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 7/8% per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.7 million and have been recorded with in other long-term assets and are being amortized over the life of the notes.

Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allows the company to purchase 16.9 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 16.9 million shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008. The Company recorded these instruments at cost, and their carrying value at March 31, 2005 equaled their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

15.                          WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to three years from the time of final acceptance. Very rarely, the Company has entered into arrangements to provide limited warranty services for periods longer than three years.  The longest of such warranty periods is ten years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience.

Warranty obligations are as follows (in thousands):

	Three months ended March 31,
	2005	2004

Beginning of period	$46,596	$26,267
Accruals for warranties issued during the period	23,089	10,008
Settlements made during the period	(11,823)	(6,751)
Balance at end of period	$57,862	$29,524

Warranty obligations:

During the first quarter of 2005, the Company incurred special warranty coverage for certain asynchronous digital subscriber line (“ADSL”) equipment sold to Softbank BB Corporation (“SBBC”) during 2003 and 2004.  Since the agreement to repair these parts exceed the Company’s normal warranty terms, the Company has recorded a special warranty charge in the current quarter of $9.5 million. Completion of the repair of these units is expected to be completed by the end of 2005.  For additional information, refer to Note 19, Related Party Transactions.

Other guarantees:

Certain of the Company’s sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has not accrued any amount in relation to these provisions as no such claims have been made and the Company believes it has valid, enforceable rights to the intellectual property embedded in its products.

16.                          COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2023.  The minimum future lease payments under the leases at March 31, 2005 were as follows:

As of March 31, 2005	(in thousands)
1 year	$19,027
2 year	11,639
3 year	5,502
4 year	2,680
5 year and after	4,502
Total minimum lease payments	$43,350

Rent expense for the quarters ended March 31, 2005 and 2004 were $5.6 million and $3.6 million, respectively.

Other contractual obligations and commitments are as follows:

	March 31, 2005 Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years

Notes Payable	$1,330	$1,330	$—	$—
Bank Loans	$274,155	$274,155	$—	$—
Convertible Subordinated Notes	$402,500	$—	$402,500	$—
Interest payable on Subordinated Notes	$10,566	$1,761	$8,805	$—
Standby letters of credit	$29,808	$27,226	$2,582	$—

Notes payable

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.

Bank loans

At March 31, 2005, the Company had loans with various banks totaling $266.0 million with interest rates ranging from 3.04% to 4.35% per annum.  These bank loans mature during 2005 and are included in short-term debt.

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

Convertible subordinated notes

The Company has $402.5 million of convertible subordinated notes, due March 1, 2008, that bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes.

Standby letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to twelve months from the date of issuance without being drawn by the beneficiary thereof. The Company may issue commercial letters of credit in support of purchase commitments.

Purchase commitments

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of March 31, 2005, total open commitments under these purchase orders were approximately $317.9 million.

Investment commitments

As of March 31, 2005, the Company had invested a total of $2.0 million in Global Asia Partners L.P. The fund size is anticipated to be

$10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Intellectual property

Certain sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. The Company has not accrued any amounts in relation to these provisions as no such claims have been made and the Company believes it has valid enforceable rights to the intellectual property embedded in its products.

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

Four similar class action complaints were later filed in the United States District Court for the Northern District of California against the Company and several of the Company’s directors and officers.  In both the Idaho court and the California court, competing motions were filed for appointment of lead plaintiff and approval of lead plaintiffs’ counsel, and in the California court various motions for consolidation of actions were filed as well.  On March 15 and 16, 2005, the California court entered orders consolidating the cases pending in that court, appointing the lead plaintiff and approving the lead plaintiff’s counsel.  Pursuant to those orders, a consolidated complaint is to be filed in that court within 60 days thereafter.  On April 6, 2005, the Idaho court entered an order appointing the lead plaintiff and approving the lead plaintiff’s counsel.  On April 18, 2005, the parties filed a stipulation to transfer the Idaho case to the California court, and on April 21, 2005, the Idaho court approved the stipulation and ordered the transfer of the Idaho case to the California court for consolidation with the actions pending in that court.

This class action litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain.  However, the Company believes that the allegations and claims in this litigation are without merit and that it has valid defenses, and intends to contest such allegations and claims and defend itself vigorously.  If the outcome of the litigation is adverse to the Company and if, in addition, the Company is required to pay significant monetary damages, the Company’s business would be significantly harmed.  At a minimum, this litigation could result in substantial costs and divert the Company’s management’s attention and resources, which could seriously harm the Company’s business.  As of March 31, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

Shareholder Derivative Litigation

On August 31 and September 2, 2004, respectively, two shareholder derivative actions were filed in the Superior Court of California, Alameda County, by alleged shareholders of the Company purporting to assert, on the Company’s behalf, claims of breach of fiduciary duty against certain of the Company’s current and former directors and officers, and also naming the Company as a nominal defendant.  The complaints in these actions refer to the Company’s disclosures as to an Audit Committee investigation into revenue recognition issues and as to “significant control deficiencies” related to revenue recognition.  The complaints further allege that the individual defendants ignored problems with the Company’s accounting and internal control practices and procedures and breached their fiduciary duties by failing to maintain adequate internal accounting controls or to make good faith efforts to do so.  Plaintiffs claim that such alleged breaches damaged the Company, and they seek monetary recovery against the individual defendants and in favor of the Company, as well as equitable relief.  In addition, plaintiffs claim that they should be excused from pre-suit demand requirements based on allegations that the Company’s Board of Directors could not have fairly evaluated such pre-suit demand, and thus that such demand would have been futile.  On November 22, 2004, the Court entered an order consolidating the two actions and appointing lead plaintiff’s counsel.

On November 23 and December 2, 2004, two related shareholder derivative actions were filed in the same court.  On January 13, 2005, the Court consolidated these two newer cases with the previously consolidated actions, and directed plaintiffs to prepare and file an amended consolidated complaint, which plaintiffs filed on January 31, 2005.  On March 17, 2005, the Company filed a motion, joined by other defendants, seeking dismissal of the consolidated complaint for failure to adequately plead futility of the pre-suit demand.  On April 18, 2005, plaintiffs filed their opposition to that motion, and a hearing on the matter is currently set for June 3, 2005.

This derivative litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain.  However, the Company believes that plaintiffs’ allegations of “demand futility” are without merit, and the Company intends to contest those allegations vigorously.  At a minimum, this derivative litigation could result in substantial costs and divert the Company’s management’s attention and resources, which could seriously harm the Company’s business.  As of March 31, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92.  In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000.  The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company.  The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval.  The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including the Company).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  The settlement is subject to a number of conditions, including court approval.  If the settlement does not occur, and litigation against the Company continues, the Company believes it has valid defenses and intends to defend the case vigorously.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigation

The Company sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  On March 22, 2004, the Company filed a Complaint.  On June 3, 2004, the Company served the Complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  On August 30, 2004, the Company served and filed an Amended Complaint.  In the Company’s Amended Complaint, the Company asserts that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  The Company seeks inter alia, compensatory damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004.  In its answer and counterclaims, Starent denies the Company’s allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid and is unenforceable.  The Court held an initial case management conference on November 2, 2004 and scheduled a hearing to construe the claims of the patent-in-suit for June 30, 2005.  At that time the Court will hold an additional case management conference to schedule a date for trial.  On February 17, 2005, the Company filed a motion for a preliminary injunction against Starent’s use, sale, and offer for sale of products having the infringing feature.  A hearing on the Company’s motion is set for May 11, 2005.  The Company has indicated that it believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of the Company’s operations. However, an evaluation of the possibility of a favorable or unfavorable outcome or estimate of the amount or range of potential loss to the Company has not been made.

On February 16, 2005, the Company filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  On May 6, 2005, the Company served the Complaint on Starent.  In the Complaint, the Company assets that Starent infringes a UTStarcom patent through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  The Company seeks, inter alia, declaratory and injunctive relief.  The Court has set a case management conference for August 19, 2005.  This lawsuit is in its initial stages and Starent has not yet answered, counterclaimed, or otherwise filed a response to the Company’s Complaint.

Fenner Investments Patent Infringement Litigation

On January 6, 2005, Fenner Investments, Ltd. filed suit against the Company and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. The suit alleges that unspecified products and services infringe two Fenner patents and seeks compensatory and injunctive relief. On March 1, 2005, the Company filed a motion to dismiss the complaint due to improper venue; no hearing is yet scheduled for this motion. This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain. The Company intends to contest the allegations and claims and defend itself vigorously. If the outcome of the litigation is adverse to the Company and if, in addition, the Company is enjoined or required to pay significant monetary damages, the Company’s business may be harmed. At a minimum, this litigation could result in substantial costs and divert the Company’s management’s attention and resources, which could harm the Company’s business.

Other

On August 19, 2004, the Company received a letter from the new management team of Hyundai Syscomm, Inc. (“HSI”) stating that they consider the Asset Purchase Agreement, dated as of February 26, 2004, among HSI, UTSI, Dr. Seong-Ik Jang and 3R Inc. (the ”APA”), and the various ancillary agreements entered into in connection with the closing related to the APA on April 27, 2004, to be null and void due to unfulfillment of condition precedents and material breach of terms of such agreements.  Such condition precedents and material breach of terms were not specified in such letter from HSI.  In addition, HSI has made allegations and arguments before Korean governmental agencies and to the Korean press alleging that the technology that was purchased by the Company pursuant to the APA has been exported outside of Korea.  The Company believes none of such technology has been exported by the Company from Korea to any foreign country.  In addition, the Company believes that it has materially complied with all provisions of the APA and the ancillary agreements and HSI cannot void or nullify such agreements.  The Company has taken, and will continue to take, appropriate legal actions to fully enforce its rights under the APA and the ancillary agreements.  The Company believes that this dispute with HSI would not have a material adverse effect on the Company’s financial condition, results of operations or cash flow.

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

On March 12, 2004, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company’s repurchase of up to 5,000,000 shares of its outstanding common stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution, which was completed in March 2004.  There were no shares repurchased in the quarter ended March 31, 2005.

For the three months ended March 31, 2005 and 2004, the Company had $0.7 million and $9.2 million, respectively, of net proceeds from the exercise of stock options.

18.                          SEGMENT REPORTING:

The Company historically managed its business as a single reportable segment. During 2004, the Company continued to expand its focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that the Company’s chief operating decision makers, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments, i) China and ii) all other regions referred to as International (“International”).

On November 1, 2004, the Company acquired selected assets of, the wireless handset division of Audiovox Corporation. The acquired business has been integrated into the Company as a separate and distinct operating division referred to as the Personal Communications Division, (“PCD”). As the Company determined to evaluate performance and allocate resources to this division, it was considered a third operating segment.

As a result, as of December 31, 2004, the Company was organized, principally based on geographical market locations, in three operating segments, China, International and PCD, and each segment consisted of one reporting unit.

Effective in the first quarter of 2005, the Company elected to reorganize its business based principally upon product lines and realigned its business into five operating units, namely Broadband Infrastructure, Wireless Infrastructure, Handsets, PCD, and Global Service Solutions.  Each operating unit represents its own reporting segment and each operating unit is responsible for its own worldwide production and sales management.

The Company currently evaluates operating performance of and allocates resources to the reporting segments based on segment gross profit.  Cost of sales and direct expenses in relation to productions are assigned to the reporting segments.  Corporate headquarter expenses and non-operating items are not allocated to the segments.  The accounting policies used in measuring segment assets and operating performance are the same as those used by corporate and are consistantly applied across all segments.

Summarized below are the Company’s segment sales revenue and gross profit for the three months ended March 31, 2005 and 2004, respectively, and long-lived assets and total assets as of March 31, 2005 and December 31, 2004, respectively, based on the new reporting segment structure.  For the three months ended March 31, 2005, the Broadband segment included related party sales and gross profit of $283.0 million and $157.0 million, respectively.  In addition, for the three months ended March 31, 2005, the Service segment included related party revenue and gross profit of $12.6 million associated with promotional services.  See Note 19.  The prior period segment results have been revised to conform to the current presentation.

	Three months ended March 31, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total
Sales by segment
Revenue from external customers	$324,917	$109,951	$128,083	$315,552	$23,292	$901,795
Gross profit	163,515	30,190	14,539	13,692	16,253	238,189

	Three months ended March 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Sales by segment
Revenue from external customers	$36,700	$336,517	$236,442	—	$12,633	$622,292
Gross profit	16,889	152,236	2,562	—	4,347	176,034

	As of March 31, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$56,723	$96,882	$54,423	$1,183	$69,276	$278,487
Total assets	831,845	961,365	716,828	467,643	89,371	3,067,052

	As of December 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$50,454	$106,003	$46,325	$1,330	$64,647	$268,759
Total assets	1,018,608	1,184,649	676,022	363,298	73,428	3,316,005

Geographical area sales data are as follows (in thousands):

	Three months ended March 31,
	2005		2004
Sales by region
Japan	$329,708	37%	$19,427	3%
United States	302,176	33%	17,372	3%
China	227,209	25%	570,566	92%
Other	42,702	5%	14,927	2%
TOTAL NET SALES	$901,795	100%	$622,292	100%

Long-lived assets by geographical areas are as follows (in thousands):

	March 31, 2005	December 31, 2004

U.S.	$22,968	$24,958
China	242,996	229,469
Other	12,523	14,332
Total long-lived assets	$278,487	$268,759

19.                          RELATED PARTY TRANSACTIONS:

Softbank

The Company recognized revenue of $24.3 million and $11.6 million during the quarters ended March 31, 2005 and 2004, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., which, as of March 31, 2005, owned 12.8% of the Company’s outstanding stock. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In addition, the Company supports SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”).

Included in accounts receivable at March 31, 2005 and December 31, 2004 were $94.2 million and $86.8 million, respectively, related to these agreements. Customer advances were $5.5 million as of both March 31, 2005 and December 31, 2004.  Deferred revenue was $6.2 million and $0.5 million as of March 31, 2005 and December 31, 2004, respectively.

During August 2004, the Company entered several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp., related to the sale of telecommunication equipment and promotional services. The nature of these agreements contemplate the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. The total gross value of this agreement is $534.1 million. The Company has determined that the service activities revenue should be recorded net of expected promotional spending.

Because the Company had not provided these activities in the past and could not estimate the fair value of these services, the Company determined under the guidance of SAB 104 that all revenue related to these agreements would be deferred and included in customer advances, until the above-mentioned promotional obligations were complete. As of March 31, 2005, the Company had delivered and received final acceptance for all equipment contemplated under these agreements.  In addition, $72.4 million was included in accounts receivable at March 31, 2005 and $217.5 million included in customer advance as of December 31, 2004, related to these agreements.  Deferred revenue at March 31, 2005 was $11.1 million.

The promotional services discussed above involved contracting with third party promotional vendors, who in turn facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, the Company determined that it would end its involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, the Company either cancelled or assigned to another party, all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of obligations with JT under such agreements has satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, has been reported in the quarter ended March 31, 2005.

The Company also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment with an approximate value of $75.3 million. As of March 31 2005, $72.3 million shipped under this agreement and is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities.  As discussed above, the revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million has been reported in the quarter ended March 31, 2005.  Deferred revenue at March 31, 2005 was $5.8 million related to this agreement.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates.  See Note 13.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan scheduled to be repaid during the last 16 months of this period. The Company’s recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three months ended March 31, 2005 and 2004, the Company recorded $0.3 million and $0.3 million, respectively, in interest income in respect to this loan. The loans receivable at March 31, 2005 and December 31, 2004 were approximately $11.3 million and $11.8 million, respectively and were included in other long-term assets.

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of March 31, 2005, SOFTBANK America Inc. beneficially owned approximately 12.8% of the Company’s outstanding stock.

On August 29, 2002, the Company completed the repurchase of 6.0 million shares of the company’s common stock for $72.9 million from SOFTBANK America, Inc.

Cellon International

In October 2002, the Company entered into a license and a royalty agreement with Cellon International Holding Corporation (“Cellon”), in which the Company has a 9% ownership interest. Per the terms of the royalty agreement, the Company is required to pay Cellon $3.00 per unit shipped for a minimum of 0.1 million units. This agreement is not material to the overall financial results of Cellon. The Company has evaluated its relationship with Cellon under FIN 46, and determined that consolidation is not necessary.

Fiberxon

The Company has an outstanding purchase commitment with Fiberxon, in which the Company has an 11% ownership interest, to purchase component parts for optical networking products. The Company anticipates it will be able to fulfill this commitment without adverse consequences material to the operations or financial condition of the Company. Purchases from Fiberxon totaled $5.0 million during the 3 months ended March 31, 2005. As of March 31, 2005 the Company had $2.7 million in open purchase commitments and $1.9 million in accounts payable to Fiberxon.

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid $1.1 million to Starcom in 2004.   The Company obtained no services from this entity in the three months ended March 31, 2005.

20.                                                                               OTHER INCOME AND EXPENSES:

Net other income or expense was an expense of $6.8 million and an income of $8.8 million for the three months ended March 31, 2005 and 2004, respectively.  The balances were comprised of the following:

	Three months ended March 31,
	2005	2004
	(in millions)
Other Income /(Expense)
Japan consumption tax refund	1.2	1.4
Foreign exchange gains (losses)	(7.8)	(0.4)
Chinese government financial subsidy	0.5	7.8
Other	(0.7)	—
Total	$(6.8)	$8.8

21.                          CREDIT RISK AND CONCENTRATION

Historically, a substantial majority of the Company’s sales have been to telecommunications service providers in China. Accordingly, the Company’s business, financial condition and results of operations are likely to be influenced by the political, economic and legal environment in China and by the general state of China’s economy. The Company’s results may be adversely affected by, among other things, changes in the political, economic, competitive and social conditions in China, including changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, controls over currency conversion and remittance abroad, and rates and methods of taxation.

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

In fiscal 2004, the Company continued to focus on the diversification of its global customer base and international market penetration; and as a result, the Company’s sales derived from China as a percentage of total sales have declined.

For the three months ended March 31, 2005, and 2004, 25% and 92% of the Company’s sales, respectively, were derived from China.  For the three months ended March 31, 2005, sales recorded in Japan accounted for 37% of total sales, mainly resulting from the recognition of deferred revenue recorded in prior quarters.  Refer to Note 19, Related Party Transactions for additional information.

The table below outlines the Company’s sales to, and the accounts receivable balances from its largest customers:

For the three
months ended March 31,

	% of Net Sales	% of Accounts Receivable
2005
C	33%	18%
D	14%	3%

2004
A	24%	8%
B	13%	2%

22.                                                                               INCOME TAX ASSETS AND LIABILITIES:

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

Income tax expense was $7.9 million and $13.7 million for the three months ended March 31, 2005 and 2004, respectively.   The Company’s 2005 annual effective tax rate is estimated to be 27%, except discrete items.  In the quarter ended March 31, 2005, the Company also recorded a $4.7 million reduction in tax expense attributable to an increase in deferred tax assets arising from the assessment of a local income tax for two entities in China.  The difference between the U.S. statutory rate of 35% and the 2005 estimated rate of 27% is attributable to expected utilization of operating losses, permanent tax deductions related to the Company’s convertible debt offering in 2003 and lower tax rates in various jurisdictions the Company operates in, partially offset by application of state income taxes.

23.                                                                               ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Beginning in the first quarter of 2004, the Company hedged certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen. Pursuant to its foreign currency exchange hedging policy, the Company may hedge anticipated transactions and the related payables denominated in foreign currencies using forward foreign currency exchange rate contracts.  Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized liabilities. There were no hedging activities in the three months ended March 31, 2005. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three months ended March 31, 2004. The Company’s foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for speculative trading purposes. There were no foreign currency forward contracts open at March 31, 2005.

24.                                                                               RECENT ACCOUNTING PRONOUNCEMENTS:

 In December 2004, the Financial Accounting Standards Board, “FASB” issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  SFAS 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin no. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC  rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of SFAS 123(R).

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

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met.  FSP No. FAS 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision.  FSP No. FAS 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes—Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation.  The Company is currently evaluating the effects of the repatriation provision and their impact on its consolidated financial statements.  The Company does not expect to complete this evaluation before the end of 2006.  The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $540 million and the related potential range of income tax is between zero and $28 million.

25.                                                                               SUBSEQUENT EVENTS:

Filing of Annual Report on Form 10-K

On March 31, 2005, the Company filed a current report on Form 8-K with the SEC disclosing that the Company would delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2004.  The delay resulted in a technical default of the Company’s 7/8% Convertible Subordinated Notes due 2008.  The default would have become an event of default pursuant to the terms of the indenture for the notes if the Company had failed to file its 2004 Form 10-K within 60 days of written notice of the default being provided to the Company by either the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the notes then outstanding.  On April 5, 2005, the Company received a Nasdaq Staff Notice relating to its failure to file its Annual Report on Form 10-K with the SEC by March 31, 2005.  The Company filed its Annual Report on Form 10-K on April 15, 2005, and, therefore, no event of default occurred with regards to the notes.  In addition, the Company received notice from Nasdaq, on April 21, 2005, that it has evidenced compliance with the filing requirement and all other requirements for continued listing on The Nasdaq National Market.

Restructuring plan

On May 5, 2005, the Company announced a restructuring plan to optimize its cost structure and be more operationally cost efficient.  In light of the downturn in its China business and to realign the business to better meet the demands of market conditions, the Company plans to reduce its work force and to expand outsourcing of supply-chain and information technology operations in an effort to reduce its cost structure.  The Company expects to implement the plans in the second quarter of 2005 and as such will likely recognize a nonrecurring charge of approximately $20-$25 million associated with these restructuring plans in the quarter ended June 30, 2005.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  These statements are based on information that is currently available to management.  We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions.  The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, including our expectations about continuing growth in the number of subscribers for telecommunications products in the countries in which we do business; our expectations regarding continued growth in our business and operations; our expectations regarding competition in the markets in which we compete; our expectation that there will be fluctuations in our overall gross profit, gross margin, product mix, quarter to quarter results, customer base and selling prices; our expectations regarding our annual effective tax rate; our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use our cash, debt or securities to acquire or invest in complementary businesses, technologies or product offerings; our expectations regarding trends in customer acceptance of our products; our expectation that there will be increases in selling, marketing, research and development, and general and administrative expenses; our expectations regarding future growth of our business and operations; our expectations regarding our ability to take advantage of strategic investment opportunities; our expectations regarding the status of products under development; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing credit facilities, short-term investments, lines of credit, cash and cash equivalents will be available and sufficient to finance our operations for the foreseeable future; our expectations regarding the potential impact on our results of operations, financial position and statement of cash flows from changes in legal and accounting regulations, such as SFAS 123(R), our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of 3G networks in China; our expectations regarding the impact of a reorganization of telecommunications companies in China;  our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China; our expectations regarding the importance of sales in China to our operating results; our expectations regarding the future allocation of net sales by product group and geographic location; our expectations regarding efficiencies we hope to achieve in supply chain management and inventory purchasing, as well as trends in inventory growth; our expectations regarding the evolution of our internal controls over financial reporting; our expectations regarding our ability to implement and enhance our administrative infrastructure; our expectations regarding our ability to optimize our cost structure and become more operationally cost effective resulting from a restructuring plan and our expectations regarding our expansion into new markets around the world and the transformation of our operations to address potential market opportunities.  Additional forward-looking statements may be identified by the words “anticipate,” “expect,” “believe,” “intend,” “will,” and similar expressions, as they relate to us or our management.  Investors are cautioned that these forward-looking statements are inherently uncertain.  These statements are subject to risks and uncertainties that may cause actual results and events to differ materially.  For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q.  We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

EXECUTIVE SUMMARY

We design, manufacture and sell telecommunications equipment and handset products and provide services associated with their operation. Our telecommunication equipment products are deployed and installed globally primarily by wireless and wireline telecommunications service providers. We provide an extensive range of products for transportation of voice, data and video traffic for these service providers. We are currently operating in China, Japan, India, the Central and Latin American region, North America, the European, Middle Eastern and African region and southeastern and northern Asia.

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

•                  Broadband Infrastructure:   technologies and products that enable end users to access high-speed, cost effective fixed data and voice and media communication; and

•                  Handsets and Customer Premise Equipment (“CPE”):   consumer devices that allow customers to access wireless and broadband services.

We operate our business in five segments (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) Personal Communications Division, (“PCD”), and (v) Services. Based principally upon the aforementioned product categories, for the three months ended March 31, 2005, we recorded $901.8 million of revenue, a 45% increase over $622.3 million from the corresponding period in 2004.  Historically, a substantial majority of our sales have been to service providers in China.  In fiscal 2004, we continued to focus on the diversification of our global customer base and market penetration internationally, and, as a result, our sales derived from outside of China as a percentage of total sales have increased.  For the three months ended March 31, 2005, 25% of our sales were derived from China as compared to 92% for the three months ended March 31, 2004.  This shift in market concentration and revenue is due to the combination of China’s continued slow-down in its economy since the fourth quarter of 2004 and our ability to capture growth opportunities internationally as well as the incremental sales contributed by PCD subsequent to its acquisition in November 2004.   In addition, we posted stronger sales revenue in Japan principally resulting from the recognition of revenue previously deferred in relation to certain agreements with Japan Telecom.

China has been our largest market and we believe that it will continue to be an important market for our current and future technologies and development for the foreseeable future.  However, we have also experienced a maturation of our PAS market in China resulting in our need to have a more diversified product and customer base.  We also believe sales generated from China, as a percentage of total sales, may continue to decline as we continue to grow internationally.

We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth to continue throughout 2005 since China’s teledensity rates, or the number of telephones per person in a region, remain low in comparison to that of developed countries.

The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s telecommunications market expansion. This growth has led to competitive pricing pressure, causing average selling prices to decrease during the three months ended March 31, 2005 relative to those in the comparative period in 2004. This pricing pressure affected both our wireless infrastructure and handset product lines, contributing to lower gross profit overall.  In addition, our overall gross profit is lower, in part, because the gross profit on handset sales by PCD, which accounts for approximately one third of our total sales in the current quarter, are significantly lower than gross profit related to our Personal Access System (“PAS”) based handsets.

We strive to develop products with more advanced features and to enhance the features of our existing products, which we believe will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

Over the past few years, we have undertaken a significant globalization program and we intend to continue to expand our global sales outside of China in the current year. As we expand, we will continue to improve our internal supply chain and inventory management processes to ensure timely deliveries. We will also continue to implement and enhance our administrative infrastructure to assist with our growth and globalization transformation.

KEY TRANSACTIONS

Acquisition

On October 29, 2004, we entered into an asset purchase agreement with Giga Telecom, Inc., (“Giga”), a Korean corporation that develops and designs wireless handsets. The acquisition is to facilitate our expansion into the Code Division Multiple Access (“CDMA”) handset market.  With the acquisition, we gained instant access to an experienced design team of approximately 100 employees.

The acquisition was completed on January 4, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account held by us for six months.  The total consideration for the acquisition, funded from cash on hand, was approximately $18.5 million, including $2.0 million acquisition-related transaction costs and $1.5 million payment previously made to be applied against the purchase price.  An earn-out of up to $2.0 million may become payable upon completion of certain product design milestones which will be adjusted to be part of the purchase price in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”  As of March 31, 2005, no milestones have been met and no contingent payment was accrued.

The purchased existing technology and pre-existing royalty agreement are to be amortized within a year.  The results of operation of Giga have been integrated with the “Handsets” segment subsequent to the acquisition.

Subsequent events:

Filing of Annual Report on Form 10-K

On March 31, 2005, we filed a current report on Form 8-K with the SEC disclosing that we would delay the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.  The delay resulted in a technical default of our  7/8% Convertible Subordinated Notes due 2008.  The default would have become an event of default pursuant to the terms of the indenture for the notes if we had failed to file our 2004 Form 10-K within 60 days of written notice of the default being provided to us by either the trustee under the indenture or the holders of at least 25% in aggregate principal amount of the notes then outstanding.  In addition, on April 5, 2005, we received a Nasdaq Staff Notice relating to our failure to file our Annual Report on Form 10-K with the SEC by March 31 2005.  We filed our Annual Report on Form 10-K for the year ended December 31, 2004 on April 15, 2005 and, therefore, no event of default occurred with regards to our notes.  In addition, we received notice from Nasdaq, on April 21, 2005, that we have evidenced compliance with the filing requirement and all other requirements for continued listing on The Nasdaq National Market.

Restructuring plan

On May 5, 2005, we announced a restructuring plan to optimize our cost structure and be more operationally cost efficient.  In light of the downturn in our China business and to realign us to better meet the demands of market conditions, we plan to reduce our work force and to expand outsourcing of supply-chain and information technology operations in an effort to reduce our cost structure.

We expect to implement the plans in the second quarter of 2005 and as such will likely recognize a nonrecurring charge of approximately $20-$25 million associated with these restructuring plans in the quarter ended June 30, 2005.

RELATED PARTY TRANSACTIONS:

Softbank

We recognized revenue of $24.3 million and $11.6 million during the quarters ended March 31, 2005 and 2004, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., which is one of our significant stockholders. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In addition, we support SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”).

During the first quarter of 2005, we agreed to incur special warranty coverage for certain ADSL equipment sold to SBBC during 2003 and 2004.  Because our agreement to repair these parts exceeds our normal warranty terms, we have recorded a special warranty charge in the first quarter 2005 totaling of $9.5 million. Completion of the repair of these units is expected to be completed by the end of 2005.

Included in accounts receivable at March 31, 2005 and December 31, 2004 were $94.2 million and $86.8 million, respectively, related to these agreements. Customer advances were $5.5 million as of both March 31, 2005 and December 31, 2004.  Deferred revenue was $6.2 million and $0.5 million as of March 31, 2005 and December 31, 2004, respectively.

During August 2004, we entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp., related to the sale of telecommunication equipment and promotional services. The nature of these agreements contemplate the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. The total gross value of this agreement is $534.1 million. We have determined that the service activities revenue should be recorded net of expected promotional spending.

Because we have not provided these activities in the past and cannot estimate the fair value of these services, we determined under the guidance of SAB 104 that all revenue related to these agreements would be deferred and included in customer advances, until the above-mentioned promotional obligations were complete. As of March 31, 2005, we have delivered and received final acceptance for all equipment contemplated under these agreements.  In addition, $72.4 million was included in accounts receivable at March 31, 2005 and $217.5 million included in customer advances as of December 31, 2004 relating to these agreements.  Deferred revenue was $11.1 million at March 31, 2005.

The promotional services discussed above involved contracting with third party promotional vendors who, in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, we determined that we would end our involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, we either cancelled or assigned to another party, all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of obligations with JT under such agreements has satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, has been reported in the quarter ended March 31, 2005.

We also entered into an agreement during the third quarter of 2004 to supply chassis equipment with an approximate value of $75.3 million. As of March 31, 2005, $72.3 million shipped under this agreement and is considered linked to the Multi-Service Access Node (“iAN-8000”) sale noted above and as such, revenue was also deferred until the completion of the above-mentioned promotional activities.  As discussed above, the revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million has been reported in the quarter ended March 31, 2005.  Deferred revenue at March 31, 2005 was $5.8 million related to this agreement.

We have invested in Softbank China and Restructuring Fund No. 1, which is an investment vehicle established by SOFTBANK CORP. and its affiliates.  For additional information see “Note 13” to our condensed consolidated financial statements.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan scheduled to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three months ended March 31, 2005 and 2004, we recorded $0.3 million and $0.4 million, respectively, in interest income in respect to this loan. The loans receivable at March 31, 2005 and December 31, 2004 were approximately $11.3 million and $11.8 million, respectively and were included in other long-term assets.

On April 5, 2003, we repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us to not offer, sell or otherwise dispose of  our common stock for a period of one year, subject to a number of exceptions. As of March 31, 2005, SOFTBANK America Inc. beneficially owned approximately 12.8% of our outstanding stock.

On August 29, 2002, we completed the repurchase of 6.0 million shares of our common stock for $72.9 million from SOFTBANK America, Inc.

Cellon International

In October 2002, we entered into a license and a royalty agreement with Cellon International Holding Corporation (“Cellon”), in which we have a 9% ownership interest. Per the terms of the royalty agreement, we are required to pay Cellon $3.00 per unit shipped for a minimum of 0.1 million units. This agreement is not material to the overall financial results of Cellon. We have evaluated our relationship with Cellon under FIN 46, and determined that consolidation is not necessary.

Fiberxon

We have an outstanding purchase commitment with Fiberxon, in which we have an 11% ownership interest, to purchase component parts for optical networking products. We anticipate that we will be able to fulfill this commitment without adverse consequences material to our operations or financial condition. Purchases from Fiberxon totaled $5.0 million during the 3 months ended March 31, 2005. As of March 31, 2005, we had $2.7 million in open purchase commitments and $1.9 million in accounts payable to Fiberxon.

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of our Board of Directors. We paid $1.1 million to Starcom in 2004.  We did not obtain any services from this entity in the three months ended March 31, 2005.

RESULTS OF OPERATIONS

Our net sales consist of product and service sales within three broad telecommunications product families:  (i) wireless infrastructure, (ii) broadband infrastructure, and (iii) handsets and customer premise equipment. Wireless infrastructure is primarily comprised of the PAS and CDMA products. Broadband infrastructure is primarily comprised of the iAN-8000, IP-Based Digital Subscriber Line Access Multiplexer (“IP-DSLAM”) (“AN-2000”), GEPON, NetRing™ and other wireline products. The handsets and customer premise equipment products include PAS handsets, CPE and CDMA handsets that were introduced in the fourth quarter of 2004. With many of our product sales, we provide installation services. Additionally, we provide maintenance services for some of our products. We organize and operate our business in five operating segments principally based upon these three product families, namely, Broadband, Wireless, Handsets, PCD and Services.  For each of the periods presented, total services sales accounted for less than 10% of net sales.  During the first quarter of 2005, we recorded $901.8 million in net sales, an increase of 45% compared to the corresponding quarter in 2004, and 21% compared to the fourth quarter of 2004.  Net sales may not grow at the same rate or may even decline in the future.

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

Selling, general and administrative expenses include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of reduced sales. We intend to pursue aggressive selling and marketing campaigns and to expand our direct sales organization, and, as a result, our sales and marketing expenses will increase in future periods. We also expect that in support of our globalization transformation, we may continue to incur costs associated to the transformation process.

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. A large percentage of our costs are fixed and are difficult to quickly reduce in periods of lower sales. We believe that continued investment in research and development is critical to our long-term success.

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

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NET SALES

	Three months ended March 31,
	2005		2004
	(in thousands)

Sales by region
Japan	$329,708	37%	$19,427	3%
United States	302,176	33%	17,372	3%
China	227,209	25%	570,566	92%
Other	42,702	5%	14,927	2%
TOTAL NET SALES	$901,795	100%	$622,292	100%

Three months ended March 31, 2005 and 2004

Net sales were $901.8 million in the three months ended March 31, 2005, up 45% from $622.3 million in the corresponding quarter of 2004.  The overall increase in net sales is primarily due to the incremental sales derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004, as well as the increased sales revenues recognized in the current quarter for revenue previously deferred relating to agreements with Japan Telecom.  Net sales revenue by geography shifted significantly in comparison to the corresponding quarter 2004 and is attributable in part to our continuous efforts in growing our business internationally.

As we have been experiencing in the recent quarters, the demand of our PAS/iPAS products including PAS/iPAS system based handsets in the China market continued to mature which resulted in lower demand and average selling price.  As a general seasonality factor, business activity in China and many other countries in Asia decline considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have typically been lower than sales during the fourth quarter of the preceding year.  We recorded stronger sales revenue in our Broadband Infrastructure segment for the three months ended March 31, 2005, primarily due to recognition of revenue for products delivered to Japan Telecom in the third and fourth quarters of 2004  which had been previously deferred . For additional discussion see “Related Party Transactions – Softbank”. We do not expect our broadband infrastructure sales to maintain this pace in the future.

Net sales increased in our Broadband Infrastructure and Service segments, and declined in the other three segments in the three months ended March 31, 2005, compared to the corresponding quarter in fiscal 2004.  For additional discussion see Segment Reporting.

We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At March 31, 2005 and 2004, we had 30 and 31 such customers, respectively. No province exceeded 10% of our net sales for the three months ended March 31, 2005. The Guangdong province accounted for 24% of our net sales for the three months ended March 31, 2004.

GROSS PROFIT

	Three months ended March 31,
	2005	2004
	(in thousands)

Gross profit	$238,189	$176,034
Gross profit percentage	26%	28%

Three months ended March 31, 2005 and 2004

Gross margin was $238.2 million, or 26% of net sales, in the three months ended March 31, 2005, compared to $176.0 million, or 28% of net sales, in the corresponding quarter of 2004. The gross profit increase can be attributed to increased sales.  The overall gross profit percentage decline can be attributed principally to the lower gross profit percentages from our terminal products which includes PAS/iPAS based handsets and handsets sales through PCD business.  The continued pricing pressure throughout the telecommunications market in China attributed to the lower gross profit of PAS/iPAS system based handsets.  In addition, handsets sales through PCD typically have lower gross margin, approximately 4%, than those realized on PAS/iPAS system based handsets.  PCD contributed $13.7 million in gross margin for the three months ended March 31, 2005 and had no contribution in the corresponding quarter in fiscal 2004 since PCD was not acquired until November 2004.

The improvement in gross profit as a percentage of net sales for our Broadband operating segment was primarily due to the increased economies of scale resulting from larger orders.  We do not believe we can continue to improve our gross profit at this pace.  For additional discussion see “Segment Reporting”.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended March 31,
	2005	% of net sales	2004	% of net sales
	(in thousands)

Selling, general and administrative (“SG&A”) expenses	$108,210	12%	$66,943	11%
Research and development (“R&D”)	66,660	7%	45,658	7%
Amortization of intangible assets	6,972	1%	2,973	1%

TOTAL OPERATING EXPENSES	$181,842	20%	$115,574	19%

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (“SG&A”) expenses were $108.2 million and $66.9 million in the three months ended March 31, 2005 and the corresponding quarter of fiscal 2004, respectively. We monitor SG&A as a percentage of net sales which was 12% and 11% of net sales in the three months ended March 31, 2005 and in the corresponding quarter of 2004, respectively.

The increase in SG&A expenses in absolute dollars of $41.3 million was due to an increase in headcount to support increased business volume including PCD operations which did not exist in the corresponding quarter in 2004, and an increase of $11.6 million compared to the same quarter of 2004, due to longer collection cycles in China.  Increased professional costs of $10.8 million are expenses associated with the supply chain management, system integration and Sarbanes-Oxley Act compliance projects.

RESEARCH AND DEVELOPMENT

Research and development (“R&D”) expenses were $66.7 million, or 7% of net sales, in the three months ended March 31, 2005, compared to $45.7 million , or 7% of net sales in the corresponding quarter of  2004.  We monitor R&D expenses as a percentage of net sales.  In the three months ended March 31, 2005 this percentage was consistent compared to the corresponding quarter of 2004.

The increase in absolute dollars of R&D expenses was due to increased headcount and related payroll expenses of $9.3 million to support both product enhancements and new product development. In the three months ended March 31, 2005, R&D headcount increased by approximately 900 employees as compared to the same period last year resulting from our continued expansion of research and development teams in China of approximately 700 employees and from 200 additional employees absorbed in relation to various acquisitions.  In addition, the increase in R&D expenses also can be attributable to the increased professional costs of $7.3 million associated with outsourced projects driven by increased sales activities in the three months ended March 31, 2005.  Depreciation and facility expenses also increased by $2.5 million resulting from various acquisitions and internal growth in operations.  Lastly, we recorded a $2.2 million charge relating to the shut-down of HSI operations which we acquired in April 2004.  We decided in the fourth quarter of 2004 to substantially abandon HSI’s legacy operation due to the difficulties encountered in integrating the operations.  The charge of $2.2 million includes fixed assets write-off, costs associated with the termination of leases and personnel.

AMORTIZATION OF INTANGIBLE ASSETS

The amortization of intangible assets was $7.0 million in the three months ended March 31, 2005 compared to $3.0 million for the same quarter last year.  The increase in amortization expense of intangible assets was due to additional amortization expenses related to $47.7 and $20.9 million of intangible assets recorded in connection with our acquisitions in 2004 of Audiovox and TELOS, respectively, as well as $3.1 million intangible assets related to the Giga acquisition in the first quarter of 2005. The estimated useful lives of these purchased intangibles are from one to ten years.

INTEREST INCOME

Interest income was $1.3 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively. Interest income was generated from cash and short-term investment balances which remained consistent in the three months ended March 31, 2005 and the corresponding quarter of 2004.

INTEREST EXPENSE

Interest expense was $4.3 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively.  The increase in interest expense for the three months ended March 31, 2005 was attributable to the increase in short-term borrowings in the form of bank loans.

OTHER INCOME (EXPENSES)

Net other income or expense was an expense of $6.8 million and an income of $8.8 million for the three months ended March 31, 2005 and 2004, respectively. Net other expense for the three months ended March 31, 2005 was primarily due to a $7.8 million loss on foreign currency revaluation and offset by consumption tax refunds in Japan of $1.2 million, and a $0.5 million financial subsidy from the local Chinese government.  Net other income for the three months ended March 31, 2004 was primarily due to our receiving a $7.8 million financial subsidy from the local Chinese government.  This subsidy is to encourage our investment in local research and development and manufacturing activities.  We also recorded a Japanese consumption tax refund of $1.4 million, offset by a $0.4 million foreign exchange loss.

INCOME TAX EXPENSE

Income tax expense was $7.9 million and $13.7 million for the three months ended March 31, 2005 and 2004, respectively.  Our 2005 annual effective tax rate is estimated to be 27% which would have resulted in a $12.6 million tax expense for the three months ended March 31, 2005.   The $4.7 million difference between the expected tax expense of $12.6 million and actual tax expense of $7.9 million is attributable to an increase in deferred tax assets.  The increase in deferred tax assets is due to an assessment of a local income tax for two entities in China.  The difference between the U.S. statutory rate of 35% and the 2005 estimated rate of 27% is attributable to expected utilization of operating losses, permanent tax deductions related to our convertible debt offering in 2003 and lower tax rates in various jurisdictions we operate in, partially offset by application of state income taxes.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Equity in net loss of affiliated companies was $0.5 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively and primarily resulted from the losses incurred by our joint venture with Matsushita Communication Industrial Co., Ltd., and was partially offset by the gain recognized on our investment in Restructuring Fund.

SEGMENT REPORTING

We historically managed our business as a single reportable segment. During 2004, we continued to expand our focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that our chief operating decision makers, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments: i) China and ii) all other regions referred to as International (“International”).

On November 1, 2004, we acquired selected assets of the wireless handset division of Audiovox Corporation. The acquired business has been integrated into our operation as a separate and distinct operating division referred to as the Personal Communications Division, (“PCD”). As we determined to evaluate performance and allocate resources to this division, it was considered a third operating segment.

As a result, as of December 31, 2004, we were organized, principally based on geographical market locations, in three operating segments, China, International and PCD, and each segment consisted of one reporting unit.

Effective in the first quarter of 2005, we decided to reorganize our business based principally upon product lines and realigned our business into five operating units, namely Broadband Infrastructure, Wireless Infrastructure, Handsets, PCD, and Global Service Solutions.  Each operating unit represents its own reporting segment and each operating unit is responsible for its own production and sales management.

We currently evaluate operating performance of and allocate resources to the reporting segments based on segment gross profit.  Cost of sales and direct expenses in relation to production are assigned to the reporting segments.  Corporate headquarters expenses and non-operating items are not allocated to the segments.  The accounting policies used in measuring segment assets and operating performance are the same as those used by  corporate and are consistantly applied across all segments.

Summarized below are our segment sales revenue and gross profit for the three months ended March 31, 2005 and 2004, respectively.  For the three months ended March 31, 2005, the Broadband segment included related party sales and gross profit of $283.0 million and $157.0 million, respectively.  In addition, for the three months ended March 31, 2005, the Service segment included related party revenue and gross profit of $12.6 million associated with promotional services.

	Three months ended March 31, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total
Sales by segment
Revenue from external customers	$324,917	$109,951	$128,083	$315,552	$23,292	$901,795
Gross profit	163,515	30,190	14,539	13,692	16,253	238,189

	Three months ended March 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Sales by segment
Revenue from external customers	$36,700	$336,517	$236,442	—	$12,633	$622,292
Gross profit	16,889	152,236	2,562	—	4,347	176,034

	As of March 31, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$56,723	$96,882	$54,423	$1,183	$69,276	$278,487
Total assets	831,845	961,365	716,828	467,643	89,371	3,067,052

	As of December 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$50,454	$106,003	$46,325	$1,330	$64,647	$268,759
Total assets	1,018,608	1,184,649	676,022	363,298	73,428	3,316,005

Long-lived assets by geographical areas are as follows (in thousands):

	March 31, 2005	December 31, 2004

U.S.	$22,968	$24,958
China	242,996	229,469
Other	12,523	14,332
Total long-lived assets	$278,487	$268,759

Broadband Infrastructure

Revenue from external customers for this operating segment was $324.9 million in the three months ended March 31, 2005, as compared to $36.7 million in the corresponding quarter in 2004.  The strong increase in net sales was due to the completion of revenue recognition of certain of the agreements entered into with Japan Telecom that had been recorded as deferred revenue in prior quarters.

Gross profit from external customers for the segment was $163.5 million in the three months ended March 31, 2005, as compared to $16.9 million in the corresponding quarter in 2004.  The gross margin improvement, both in absolute dollars and as a percentage of net sales, in the three months ended March 31, 2005 was largely due to the increased economies of scale resulting from larger orders relating to the Japan Telecom agreements. In addition, the product mix also contributed to the higher gross profit for the three months ended March 31, 2005.  We do not expect our sales to Japan Telecom to maintain this pace in the future.

Wireless Infrastructure

Revenue from external customers for this operating segment was $110.0 million in the three months ended March 31, 2005, as compared to $336.5 million in the corresponding quarter in 2004. The decrease in net sales primarily is a result of our customers in China transitioning from new system installations to system expansions as PAS/iPAS systems reach product maturity.

Gross profit from external customers for this operating segment totaled $30.2 million in the three months ended March 31, 2005, as compared to $152.2 million in the corresponding quarter in 2004.  The gross profit in absolute dollars and as a percentage of net sales both declined in the three months ended March 31, 2005. The decline in gross profit is attributable to the lower sales and continued pricing pressure throughout the telecommunications market in China.

Handsets

Revenue from external customers in the PAS/iPAS systems Handsets operating segment totaled $128.1 million in the three months ended March 31, 2005 as compared to $236.4 million in the corresponding quarter of 2004. The decrease in net sales was primarily attributable to pricing pressure in the China telecommunications market since the later part of 2004.  The price erosion continued to contribute to the downward gross profit for the handset segment in the three months ended March 31, 2005.

PCD

Revenue from external customers for the segment was $315.6 million in the three months ended March 31, 2005. No revenue was recorded in the corresponding quarter last year due to the fact that the acquisition of ACC and the creation of PCD did not occur until November 2004.

Gross profit from external customers for the segment was $13.7 million in the three months ended March 31, 2005. The gross profit as a percentage of net sales recognized on handset sales through PCD is typically lower than that realized on PAS/iPAS systems based handsets.

Service

Service Revenue from external customers for this operating segment was $23.3 million in the three months ended March 31, 2005 as compared to $12.6 million in the corresponding quarter last year.  The Service segment for the quarter ended March 31, 2005 includes $12.6 million of revenue and gross profit associated with promotional services.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2005

Net cash used in operating activities for the three months ended March 31, 2005 was $182.9 million. Operating cash was affected by changes in accounts receivable, inventory and customer advances offset by changes in accounts payable and deferred revenue.

The $118.2 million increase in accounts receivable was attributable to incremental sales derived from PCD sales and longer China collection cycles experienced during the three months ended March 31, 2005 as compared to the same quarter in the prior year.  Days sales outstanding was 119 days excluding PCD, or 90 days including PCD, at March 31, 2005 as compared to 63 days at March 31, 2004.  Also contributing to the increase was a larger volume of sales, from $901.8 million for the three months ended March 31, 2005 compared to $622.3 million for the same quarter in 2004.  The longer days sales outstanding is a direct result of slower collection cycles in China due to the recent slow-down in the economy.  We do not expect a significant improvement to shorten days sales outstanding in the near future.

Inventory increased by $15.7 million, due to the increase in sales volume noted above. We will continue to build our total inventory supply to meet the anticipated demand in future periods.

Customer advances decreased by $227.9 million for the three months ended March 31, 2005.  Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded.  The reduction of customer advances in the three months ended March 31, 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. (“JT”), an affiliate of Softbank Corp. All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as a customer advance in prior periods.  Revenue for certain of these agreements has been recognized in the three months ended March 31, 2005.  For additional information, refer to Note 19, “Related Party Transactions”, to our condensed consolidated financial statements.

Offsetting the activity that decreased operating cash for the period were net income and non-cash charges, including $25.9 million of depreciation and amortization, $17.5 million of provision for doubtful accounts and $15.2 million of inventory provision.   Accounts payable increased by $33.4 million, deferred revenue increased by $30.2 million and other current and non-current assets decreased by $49.7 million, all of which contributed to the increase in operating cash.

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

Investing Activities

2005

Net cash provided by investing activities for the three months ended March 31, 2005 totaling $79.1 million was primarily due to $120.1 million of proceeds from the net sale of short-term investments which was used to pay down our borrowings.  Cash outflows from investing activities included our purchase of the selected assets of Giga, which resulted in a cash outflow of $18.5 million as well as $28.3 million invested in property, plant and equipment.

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

Financing Activities

2005

Net cash used in financing activities was $83.3 million for the repayment of short-term borrowings in excess of new borrowing for the three months ended March 31, 2005.

We received $0.7 million from the issuance of common stock through the exercise of stock options for the three months ended March 31, 2005.

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

Liquidity

Our working capital was $1.1 billion and $1.3 billion at March 31, 2005, and 2004, respectively.  This decrease in working capital mainly consists of a decrease in cash on hand, to $372.7 million in cash and cash equivalents and $16.2 million of short term in investments at March 31, 2005, from $728.7 million of cash and cash equivalents and $41.3 million of short-term investments at March 31, 2004.  The decease in working capital was also due to higher balances in accounts and notes payable and offset by higher accounts receivable balances.  The decrease in working capital is primarily attributable to the funding of a series of acquisitions completed in the past 12 months.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at March 31, 2005 was approximately $97.1 million.  We hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for speculative trading purposes.

We accept bank notes receivable and commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $22.9 million and $27.0 million at March 31, 2005 and December 31, 2004, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met.

In March 2003, we completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 7/8% per annum and are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all of our present and future senior debt.  Concurrent with the issuance of the convertible notes, we entered into a convertible bond hedge and a call option transaction with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008.

We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations and any cash used for planned restructuring activities through at least the next 12 months. As of March 31, 2005, we had cash, restricted cash, short-term investments and restricted short-term investments of $418.5 million and lines of credit totaling $487.5 million available for future borrowings, $480.3 million of these expire in 2005 and $7.2 million of these facilities expire in 2010.  We are proceeding with the extension or renewal of these credit facilities, however, our ability to obtain such renewal or extension is not certain.   Of our total cash and short-term investment balance, $158.3 million is held in China where currency exchange controls exist.  As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

Income tax expense was $7.9 million and $13.7 million for the three months ended March 31, 2005 and 2004, respectively.  Our 2005 annual effective tax rate is estimated to be 27% which would have resulted in a $12.6 million tax expense for the three months ended March 31, 2005.   The $4.7 million difference between the expected tax expense of $12.6 million and actual tax expense of $7.9 million is attributable to an increase in deferred tax assets.  The increase in deferred tax assets is due to an assessment of a local income tax for two entities in China.

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

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments are as follows:

	March 31, 2005 Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	over 5 years

Notes Payable	$1,330	$1,330	$—	$—	$—
Bank Loans	$274,155	$274,155	$—	$—	$—
Convertible Subordinated Notes	$402,500	$—	$402,500	$—	$—
Interest payable on Subordinated Notes	$10,566	$1,761	$8,805	$—	$—
Operating leases	$43,350	$19,027	$17,141	$4,538	$2,644
Standby letters of credit	$29,808	$27,226	$2,582	$—	$—

Notes payable

Occasionally, we issue short-term notes payable to our vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.

Bank loans

At March 31, 2005, we had loans with various banks totaling $266.0 million with interest rates ranging from 3.04% to 4.35% per annum.  These bank loans mature during 2005 and are included in short-term debt.

We have a bank loan in connection with an equipment purchase resulting from the consolidation of MDC Holding Limited and its affiliated entities (“MDC”).  On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment.  The obligations of the bank loan and related equipment were assumed by us on January 23, 2003, and subsequently transferred to MDC on December 31, 2003.  The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006.  We do not serve as legal obligor for the loan.

Convertible subordinated notes

Our $402.5 million of convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of March 31, 2005 total open commitments under these purchase orders were approximately $317.9 million.

Investment commitments

As of March 31, 2005, we had invested a total of $2.0 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, “FASB” issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”).  SFAS 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements.  In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin no. 107 (“SAB 107”) which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

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

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act of 2004 provides a one-time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met.  FSP No. FAS 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision.  FSP No. FAS 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under APB Opinion No. 23, “Accounting for Income Taxes- Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation.  We are currently evaluating the effects of the repatriation provision and their impact on our consolidated financial statements.  We do not expect to complete this evaluation before the end of 2006.  The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $540 million and the related potential range of income tax is between zero and $28 million.

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

Approximately $227.2 million, or 25%, and $570.6 million, or 92%, of our net sales in the periods ended March 31, 2005 and 2004, respectively, occurred in China. While we anticipate expansion into other markets, a significant portion of our net sales will be derived from China for the foreseeable future. In addition, we plan to continue to make further investments in China in the future. Therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading “Risks Related to Conducting Business in China” for additional information about the risks we face in connection with our China operations.

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

We have contracts with a single supplier or with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Further, a supplier could market its products directly to our customers. In particular, our PCD is highly dependent on a single supplier for our handset devices. The possibility of a supplier marketing its own products would create direct competition and may affect our ability to obtain adequate supplies. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of different products or components. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

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

We have experienced a period of rapid growth and anticipate that we must continue to transform our operations to address market demands and potential market opportunities. Our transformation has placed and will continue to place a significant strain on our management, operational, financial and other resources. To manage our growth effectively, we will need to take various actions, including:

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

We have acquired other businesses, products and technologies. For example, during the second quarter of 2004, we completed our acquisitions of TELOS and HSI for $30.0 million and $14.1 million, respectively. On November 1, 2004, we completed our selected asset acquisition of ACC for $165.1 million. Additionally, in January 2005, we completed the acquisition with Giga Telecom, Inc. to acquire certain assets related to the research and development of various products. Any anticipated benefits of these acquisitions may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses. For example, in the fourth quarter 2004, we encountered difficulties in integrating HSI’s legacy operations into our operations and determined to abandon a substantial amount of HSI’s legacy operations. As a result, in the fourth quarter 2004, we wrote off the entire goodwill and intangibles associated with HSI. In addition, the acquisitions of businesses involved in the manufacturing or sales of handset products could introduce specific litigation risk from the potential harmful effects of electric and magnetic fields (“EMF”).

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

We market and sell our products globally, historically, with the majority of our sales made in China. The expansion of our existing multinational operations and entry into new markets will require significant management attention and financial resources. Multinational operations are subject to a variety of risks, such as:

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

Because most of our sales are made in foreign countries, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our sales have been made in China and denominated in Renminbi; as such, the impact of currency fluctuations of Renminbi thus far has been insignificant as it is fixed to the U.S. dollar.  However, as we work to expand our international sales, we may become increasingly subject to foreign exchange risk.

However, in the future, China could choose to revalue the Renminbi versus the U.S. dollar, or the Renminbi-U.S. dollar exchange rate could float, and the Renminbi could depreciate relative to the U.S. dollar. Additionally, we have experienced increases in sales in both Japanese Yen and in Euros. Fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations.

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

Several foreign governments and U.S. state and local governments have adopted or are considering adopting legislation that would restrict or prohibit the use of wireless handsets while driving. Widespread legislation that restricts or prohibits the use of wireless handsets while driving could negatively affect our future growth.

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

We have identified material weaknesses in our internal controls over financial reporting. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” in our Annual report on Form 10-K for a discussion of these material weaknesses. As of the date of the filing of this quarterly report on Form 10-Q, we are still in the process of implementing remedial measures related to the material weaknesses identified. If our efforts to remedy the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. In addition, during 2005, we will apply the requirements of the Sarbanes-Oxley Act to our November 2004 acquisition of ACC, which was exempted from our 2004 assessment as permitted under the Sarbanes-Oxley Act. We expect that our internal controls over financial reporting will continue to evolve as we continue in our efforts to grow and expand our business in the future. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and NASDAQ has revised its requirements for companies that are quoted on it. These developments (i) have required and may continue to require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members on our board of directors, or qualified executive officers. To implement plans and measures to comply with Section 404 of the Sarbanes-Oxley Act and other related rules, we incurred costs of approximately $7.2 million through March 31, 2005.  We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs that we may incur as a result of such developments.

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

Since 1978, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business. China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization (the “WTO”). Entry into the WTO requires that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions by early 2005 at the latest and we cannot predict the impact of these changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

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

The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as our Company, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether we will be grandfathered under into any new tax structure, if a new tax structure is implemented, a new tax structure may adversely affect our financial condition. Moreover, certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced or repealed due to changes in tax laws, our business could suffer.

Our ability to continue successful deployment of PAS system and sales of PAS handsets are limited by certain factors, including the following:

Maturing PAS market and increased competition in handsets and tariffs.

The market for PAS exceeded 66 million users as of the end of fiscal year 2004 and is present throughout China. As the PAS market has matured, we believe that it may level off in the near future. For example, during the first quarter 2005, net sales of the PAS/IPAS system and the wireless infrastructure market significantly declined.  In addition, the increase in handset competitors entering the market during 2004 has resulted in decreased average selling prices and margins.  If additional handset competitors enter the market or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.8% of our outstanding stock as of March 31, 2005. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

In addition, we are subject to various covenants and obligations pursuant to the terms of the indenture governing the Notes (the “Indenture”). Should we default on certain of these obligations, then all unpaid principal and accrued interest on the Notes then outstanding could become immediately due and payable. For example, from April 1, 2005 to April 15, 2005, we were in technical noncompliance under the Indenture due to the untimely filing of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “Annual Report”). If in the future we fail to file all reports and other information and documents which we are required to file with the SEC pursuant to Section 13 or 15(d) and we fail to cure such technical non compliance within 60 days of written notice being provided to us by either the trustee under the Indenture or the holders of at least 25% in aggregate principal amount of the Notes then outstanding, an event of default under the Indenture will be deemed to occur. If an event of default under the Indenture occurs and if payment of principal and accrued interest on the Notes is accelerated, our business could be seriously harmed.

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2005:

(in thousands, except interest rates)
Cash and cash equivalents	$372,714
Average interest rate	0.99%

Restricted cash	21,282
Average interest rate	1.84%

Restricted short-term investments	8,269
Average interest rate	3.10%

Short-term investments	16,224
Average interest rate	2.16%

Long-term investments	2,581
Average interest rate	2.00%

Total investment securities	$421,070
Average interest rate	1.12%

Foreign Exchange Rate Risk.   We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China.  Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three months ended March 31, 2005. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for speculative trading purposes. There were no foreign currency forward contracts held at March 31, 2005. Movements in currency exchange rates could cause variability in our other income (expense).

Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in foreign currency exchange rates in the future may have a material adverse effect on our results of operations. We maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies.  The balance of this Japanese Yen account as of March 31, 2005 was approximately $97.1 million.   Accounts Receivable balance and Inter-company Accounts Receivable balance denominated in Japanese Yen as of March 31, 2005 was $159.6 million and $13.5 million, respectively.  Due to the weakened Japanese Yen against the US dollar recently, UTStarcom Inc. has incurred a total unrealized foreign exchange loss of $9.8 million, of which $3.4 million is due to Yen account balance, $4.9 million is due to Accounts Receivables denominated in Japanese Yen and $1.5 million is due to Inter-company Accounts Receivables.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

UTStarcom, Inc. (the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2005 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), which the Company is still in the process of remediating. Investors are directed to Item 9A of the 2004 Form 10-K for the description of these weaknesses.

To address the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company performed additional analyses and other procedures (as further described below under the subheadings “Interim Measures” under “Management’s Remediation Initiatives and Interim Measures”) to ensure that the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States.  Accordingly, the Company’s management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Management’s Remediation Initiatives and Interim Measures

In response to the matters discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement during 2005 the specific measures described below to remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  In addition, in the absence of full implementation of these remediation measures as of March 31, 2005, during the first quarter of 2005 or subsequent to March 31, 2005 in connection with the March 31, 2005 quarter-end reporting process, the Company has undertaken the additional measures described under the subheadings “—Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Quarterly Report on Form 10-Q.

Material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K

Remediation Initiatives.     The Company’s failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to the Company’s failure to maintain effective controls over the financial reporting process. To remediate the material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

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

(g)   The Company hired a vice president of finance for the Company’s China operations with relevant accounting experience, skills and knowledge in April 2005;

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

(b)         The Company implemented in late 2004, and plans to improve during the second quarter of 2005, its process to confirm the existence of off-site inventory by systematically obtaining customer confirmations, investigating discrepancies in the confirmed results, and properly recording and reporting the results of the investigation;

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

5.               Foreign Exchange Translations—The Company’s planned remediation measures are intended to address a material weakness related to the Company’s controls over its processes and procedures related to the translation of its accounts and transactions denominated in a currency other than U.S. dollars that has the potential of misstating various accounts in future financial periods. The Company’s remediation measures include the implementation in the first quarter of 2005 of an enhanced foreign exchange accounting process utilizing the actual month-end exchange rates.

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

Interim Measures. Management has not yet implemented all of the measures described in items 1 through 9 above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2005 or subsequent to March 31, 2005 in connection with the March 31, 2005 quarter-end reporting process, address the material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  These other measures include the following:

•                  The Company promoted an individual within the Company with relevant accounting experience, skills and knowledge to become controller of China operations in April 2005.  This individual managed the first quarter 2005 close process in China.

•                  The Company retained on an interim basis outside consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the March 31, 2005 quarter-end reporting process.

•      In connection with the 2004 year-end reporting process, the Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria. and continued this review during the first quarter of 2005. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

•                  The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the first quarter of 2005 to determine the proper recording of cost of goods sold; it performed a roll-forward analysis of inventory balances from December 31, 2004 to March 31, 2005 and reviewed various supporting documentation; and it conducted physical inventory counts at selected locations.

•                  The Company conducted a review of the processes to record inventory reserves and a review of the manual procedures by which the Company tracks the cost of its products.

•                  The Company conducted a variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system and an extensive review of account reconciliations.

•                  The Company conducted a detailed and extensive review of the following matters: all non-routine transactions and internal representations; financial statements, as well as certifications from decentralized locations, for accuracy and journal entries.

•                  The Company reviewed its reserves and related schedules and reported its findings to the Audit Committee.

Material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K

Remediation Initiatives.   The Company’s failure to ensure that key management fully understood the nature and potential significance of related parties and to ensure that a robust process for the identification of related party transactions contributed to the Company’s failure to maintain effective controls over the identification of and accounting for related party relationships and related party transactions with the Company. To remediate the material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

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

Interim Measures.                       Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2005 or subsequent to March 31, 2005 in connection with the March 31, 2005 quarter-end reporting process are sufficient to address the material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting”  in Item 9A of the 2004 Form 10 K.  These other measures include the following:

•                  Management directly interviewed senior executives regarding related party transactions.

•                  After receiving additional training on related party transactions, key managers and senior executives provided new certifications regarding related party transactions.

Material weakness described in item 3 of “Management’s Report on Internal Control Over Financial Reporting”  in Item 9A of the 2004 Form 10-K

Remediation Initiatives.   Lack of clarity in roles and responsibilities in certain areas affecting the Company’s financial reporting structure contributed to a material weakness relating to the monitoring of non-U.S. operations. To remediate this material weakness, described in item 3 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Management’s Report on Internal Control Over Financial Reporting’—Remediation Measures—1. General plan for hiring and training of personnel” in Item 9A of the 2004 Form 10-K, as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

Interim Measures.                       Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2005 or subsequent to March 31, 2005 in connection with the March 31, 2005 quarter-end reporting process, address the material weakness described in item 3 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10 K.  These other measures include the following:

•      The Company promoted an individual within the Company with relevant accounting experience, skills and knowledge to become controller of China operations in April 2005.  This individual managed the first quarter 2005 close process in China.

•      The Company’s Internal Audit staff performed an additional review of invoices and cash disbursements in Japan.

•                  Senior financial staff in the Company’s U.S. headquarters did a thorough review of trial balances issued from non-U.S. locations.

•                  The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the quarter-end review of China operations.

•                  All non-routine transactions in non-U.S. locations were documented by staff in such non-U.S. locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

Material weakness described in item 4 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K

Remediation Initiatives.     The Company’s failure to have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to a material weakness relating to the Company’s control environment. To remediate this material weakness, described in item 4 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Management’s Report on Internal Control Over Financial Reporting’—Remediation Measures—1. General plan for hiring and training of personnel” in Item 9A of the 2004 Form 10-K, as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

Interim Measures.        Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2005 or subsequent to March 31, 2005 in connection with the March 31, 2005 quarter-end reporting process, address the material weaknesses described in item 4 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10 K.  These other measures include the following:

•                  The Company promoted an individual within the Company with relevant accounting experience, skills and knowledge to become controller of China operations in April 2005.  This individual managed the first quarter 2005 close process in China.

•      The Company’s Internal Audit staff performed an additional review of invoices and cash disbursements in Japan.

•      Senior financial staff in the Company’s U.S. headquarters did a thorough review of trial balances issued from non-U.S. locations.

•      The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the quarter-end review of China operations.

•      All non-routine transactions in non-U.S. locations were documented by staff in such non-U.S. locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

Control deficiencies not constituting material weaknesses

In addition to the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2004. The Company has implemented and/or plans to implement during 2005 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

Management’s Conclusions

Management believes the remediation measures described under “Management’s Remediation Initiatives and Interim Measures” above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  However, management has not yet implemented all of these measures and/or tested them. Management has concluded that the interim measures described under “Management’s Remediation Initiatives and Interim Measures” above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q and has discussed its conclusions with the Company’s Audit Committee.

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

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting during the first quarter of 2005 and subsequent to March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

Four similar class action complaints were later filed in the United States District Court for the Northern District of California against us and several of our directors and officers.  In both the Idaho court and the California court, competing motions were filed for appointment of lead plaintiff and approval of lead plaintiff’s counsel, and in the California court various motions for consolidation of actions were filed as well.  On March 15 and 16, 2005, the California court entered orders consolidating the cases pending in that court, appointing the lead plaintiff and approving the lead plaintiff’s counsel.  Pursuant to those orders, a consolidated complaint is to be filed in that court within 60 days thereafter.  On April 6, 2005, the Idaho court entered an order appointing the lead plaintiff and approving the lead plaintiff’s counsel.  On April 18, 2005, the parties filed a stipulation to transfer the Idaho case to the California court, and on April 21, 2005, the Idaho court approved the stipulation and ordered the transfer of the Idaho case to the California court for consolidation with the actions pending in that court.

This class action litigation is in its preliminary stages, and we cannot predict its outcome, as the litigation process is inherently uncertain.  However, we believe that the allegations and claims in this litigation are without merit and that we have valid defenses, and we intend to contest such allegations and claims and defend ourselves vigorously.  If the outcome of the litigation is adverse to us and if, in addition, we are required to pay significant monetary damages, our business would be significantly harmed.  At a minimum, this litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.  As of March 31, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

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

On November 23 and December 2, 2004, two related shareholder derivative actions were filed in the same court.  On January 13, 2005, the Court consolidated these two newer cases with the previously consolidated actions, and directed plaintiffs to prepare and file an amended consolidated complaint, which plaintiffs filed on January 31, 2005.  On March 17, 2005, we filed a motion, joined by other defendants, seeking dismissal of the consolidated complaint for failure to adequately plead futility of the pre-suit demand.  On April 18, 2005, plaintiffs filed their opposition to that motion, and a hearing on the matter is currently set for June 3, 2005.

This derivative litigation is in its preliminary stages, and we cannot predict its outcome, as the litigation process is inherently uncertain.  However, we believe that plaintiffs’ allegations of “demand futility” are without merit, and we intend to contest those allegations vigorously.  At a minimum, this derivative litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.  As of March 31, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

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

On February 16, 2005, we filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  On May 6, 2005, we served the Complaint on Starent.  In the Complaint, we assert that Starent infringes one of our patents through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  We seek, inter alia, declaratory and injunctive relief.  The Court has set a case management conference for August 19, 2005.  This lawsuit is in its initial stages and Starent has not yet answered, counterclaimed, or otherwise filed a response to our Complaint.

Fenner Investments Patent Infringement Litigation

On January 6, 2005, Fenner Investments, Ltd. filed suit against us and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. The suit alleges that unspecified products and services infringe two Fenner patents and seeks compensatory and injunctive relief. On March 1, 2005, we filed a motion to dismiss the complaint due to improper venue. A hearing on our motion and a scheduling conference is set for May 16, 2005.  This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain. We intend to contest the allegations and claims and defend ourselves vigorously. If the outcome of the litigation is adverse to us and if, in addition, we are enjoined or required to pay significant monetary damages, our business may be harmed. At a minimum, this litigation could result in substantial costs and divert our management’s attention and resources, which could harm our business.

Other

On August 19, 2004, we received a letter from the new management team of Hyundai Syscomm, Inc. (“HSI”) stating that they consider the Asset Purchase Agreement, dated as of February 26, 2004, among HSI, UTSI, Dr. Seong-Ik Jang and 3R Inc. (the ”APA”), and the various ancillary agreements entered into in connection with the closing related to the APA on April 27, 2004, to be null and void due to unfulfillment of condition precedents and material breach of terms of such agreements.  Such condition precedents and material breach of terms were not specified in such letter from HSI.  In addition, HSI has made allegations and arguments before Korean governmental agencies and to the Korean press alleging that the technology that was purchased by us pursuant to the APA has been exported outside of Korea.  We believe none of such technology has been exported by us from Korea to any foreign country.  In addition, we believe that we have materially complied with all provisions of the APA and the ancillary agreements and HSI cannot void or nullify such agreements.  We have taken, and will continue to take, appropriate legal actions to fully enforce our rights under the APA and the ancillary agreements.  We believe that this dispute with HSI would not have a material adverse effect on our financial condition, results of operations or cash flow.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 —OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: May 10, 2005	By:	/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2005	By:	/s/ Michael J. Sophie
Michael J. Sophie
Senior Vice President of Finance and Chief Financial
Officer
(Principal Financial Officer)