Form 10-Q/A
period 2004-03-31
UTSTARCOM INC
filed 2005-06-06
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

UTStarcom, Inc. (the “Company”) originally filed its quarterly report on Form 10-Q for the period ended March 31, 2004 with the Securities and Exchange Commission (the “SEC”) on May 10, 2004 (the “Original Filing”). As a result of a typographical error in the condensed consolidated balance sheets for the periods ended March 31, 2004 and December 31, 2003 in the Original Filing, the Company filed an amended quarterly report on Form 10-Q/A with the SEC on May 14, 2004 (“Amendment No. 1”). This Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) is being filed to reflect the adjustments and restatement of its condensed consolidated financial statements as of and for the three months ended March 31, 2004 and March 31, 2003 for certain changes resulting from the 2003 restatement, as described below, and to reflect the adjustments to the December 31, 2003 consolidated balance sheet as presented in our amended Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the SEC on April 13, 2005.

As part of the financial closing process for the year ended December 31, 2004, the Company identified certain prior year errors resulting in a restatement which decreased the provision for income taxes and increased net income by $20.7 million for the year ended December 31, 2003. In addition, as a result of the correction of the tax provision, retained earnings was increased by $20.7 million, additional paid-in capital was increased by $0.9 million, income taxes payable was decreased by $2.5 million, other long-term assets were increased by $21.6 million, prepaids were increased by $2.8 million and other current assets were reduced by $5.3 million, all as of December 31, 2003. There was no net effect on cash provided from operating activities as a result of this error.

The impact of the restatement on each of the respective quarters in 2003 is as follows (in thousands):

	Decrease in Income Tax Expense	Decrease in Income Tax Payable	Increase in Net Income	Increase in Diluted EPS
For the three months ended:
March 31, 2003	$3,825	$3,825	$3,825	$0.04
June 30, 2003	$4,038	$4,038	$4,038	$0.03
September 30, 2003	$6,064	$6,064	$6,064	$0.04

During the evaluation of the errors related to the income tax provision, the Company determined that an additional reclassification of reported 2003 results was required. Specifically, cost of sales and other income both increased by $3.5 million for the year ended December 31, 2003 to properly classify certain incentive payments received for exports and value-added taxes in China. This adjustment related solely to the fourth quarter of 2003.

In addition to the errors in the 2003 tax provision, the Company had not correctly identified a related party that is deemed a variable interest entity and for whom the Company is considered the primary beneficiary in accordance with FASB Interpretation No. 46 (“FIN 46”). The Company has corrected its 2003 financial statements to reflect the consolidation of this variable interest entity, MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”). At December 31, 2003, this consolidation resulted in a $5.5 million increase in total assets and a $0.7 million increase in total liabilities. There was no effect on net income as a result of this consolidation. The consolidation occurred upon the Company’s adoption of FIN 46 at the beginning of the fourth quarter of 2003.

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, the Company determined that an impairment charge should have been recorded in the fourth quarter of 2003 when these conditions should have been identified. Accordingly, an impairment charge of $7.4 million, net of tax, was recorded, which decreased both total assets and equity by $7.4 million at December 31, 2003. This adjustment was recorded in the fourth quarter of 2003.

The Company identified certain revisions in classification during the preparation of the 2003 restated financial statements. Therefore, for the consolidated financial statements for the quarter ended March 31, 2004, the following adjustments were made to conform to the 2003 restated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all periods presented;

(2)         Certain other long-term assets increased and intangible assets decreased by $1.6 million;

(3)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 18 to the Consolidated Financial Statements.

On April 13, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the year then ended and to disclose the impact on quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

The results of operations for the year ended December 31, 2004 and the results of operations for each of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have not been impacted by the restatement of 2003 financial results discussed above. However, the beginning and ending balances of certain balance sheet accounts for the quarters of 2004 were affected and therefore have been adjusted in this Amendment No. 2 to reflect the 2003 restatement.

Changes have been made to the following items in this Amendment as a result of the 2003 restatement.

Part I

•       Item 1.      Condensed Consolidated Financial Statements

•       Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Item 3.      Quantitative and Qualitative Disclosures about Market Risk

•       Item 4.      Controls and Procedures

Amendment No. 2 does not reflect events that have occurred after the May 10, 2004 filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the SEC, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the adjustments and restatement described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the original Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$728,712	$377,747
Short-term investments	41,330	48,617
Accounts receivable, net of allowances for doubtful accounts of $37,084 and $31,172 at March 31, 2004 and December 31, 2003, respectively	403,044	325,288
Accounts receivable, related parties	29,797	43,944
Notes receivable	43,824	11,362
Inventories	318,106	257,065
Deferred costs/Inventories at customer sites under contracts	409,323	542,060
Prepaids	117,510	139,103
Restricted cash and short-term investments	30,864	24,404
Other current assets	50,719	48,499
Total current assets	2,173,229	1,818,089
Property, plant and equipment, net	201,725	187,039
Long-term investments	24,101	24,066
Goodwill	100,180	100,180
Intangible assets, net	41,256	44,051
Other long-term assets	72,405	70,625
Total assets	$2,612,896	$2,244,050
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287,963	$251,122
Income taxes payable	23,882	14,265
Customer advances	294,100	450,499
Deferred revenue	57,209	44,958
Other current liabilities	176,629	173,911
Total current liabilities	839,783	934,755
Long-term debt	410,655	410,655
Total liabilities	1,250,438	1,345,410
Commitments and contingencies (Note 17)
Minority interest in consolidated subsidiaries	5,359	5,309
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 114,368,691 and 104,272,477 at March 31, 2004 and December 31, 2003, respectively	144	131
Additional paid-in capital	1,115,972	654,483
Deferred stock compensation	(7,484)	(7,761)
Retained earnings	244,607	243,058
Accumulated other comprehensive income	3,860	3,420
Total stockholders’ equity	1,357,099	893,331
Total liabilities, minority interest and stockholders’ equity	$2,612,896	$2,244,050

(1)             See the Company’s filing on Form 10-K/A filed with the SEC.

(2)             See Note 24 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended March 31,
	2004	2003
		(As Restated)(1)
Net sales
Unrelated parties	$610,731	$272,004
Related parties	11,561	58,516
	622,292	330,520
Cost of sales
Unrelated parties	441,527	195,638
Related parties	4,731	22,197
Gross profit	176,034	112,685
Operating expenses:
Selling, general and administrative	66,943	37,583
Research and development	45,658	26,812
In-process research and development	—	1,320
Amortization of intangible assets	2,973	695
Total operating expenses	115,574	66,410
Operating income	60,460	46,275
Interest income	1,354	943
Interest expense	(1,082)	(639)
Other income, net	8,785	4,186
Equity in loss of affiliated companies	(997)	(975)
Income before income taxes and minority interest	68,520	49,790
Income tax expense	13,704	8,622
Minority interest in earnings of consolidated subsidiaries	(50)	—
Net income	$54,766	$41,168
Basic earnings per share	$0.48	$0.38
Diluted earnings per share	$0.40	$0.37
Weighted average shares used in per-share calculation:
—Basic	114,614	107,358
—Diluted	139,325	111,953

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,766	$41,168
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,438	7,910
Non-qualified stock option exercise tax benefits	2,862	1,449
Net loss on sale of assets	190	47
In-process research and development costs	—	1,320
Amortization of debt issuance costs	582	201
Warrants adjustment to fair value	226	80
Loss on sale of investment	—	80
Net gain on long-term investments	(34)	—
Stock compensation expense	77	715
Provision for doubtful accounts	6,252	8,214
Inventory provision	9,439	2,495
Equity in loss of affiliated companies	997	975
Deferred income taxes	(2,236)	(842)
Minority interest in earnings of consolidated subsidiary	50	—
Changes in operating assets and liabilities:
Accounts receivable	(69,862)	(41,431)
Inventories	(70,480)	(131,067)
Deferred costs/Inventories at customer sites under contracts	132,737	(241,230)
Other current and non-current assets	(13,279)	(52,095)
Accounts payable	36,841	219,905
Income taxes payable	9,617	2,097
Customer advances	(156,399)	87,245
Deferred revenue	12,251	5,715
Other current liabilities	1,671	12,206
Net cash used in operating activities	(27,294)	(74,843)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(27,740)	(15,169)
Investment in affiliates	(1,000)	(3,074)
Purchase of businesses, net of cash acquired	—	(1,292)
Purchase of intangible assets	(125)	—
Change in restricted cash	(58)	(2,377)
Purchase of short-term investments	(50,575)	(16,319)
Proceeds from sale of short-term investments	51,460	91,876
Net cash (used in) provided by investing activities	(28,038)	53,645
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	9,224	4,026
Purchase of bond hedge and call option	—	(43,792)
Net proceeds from borrowing	—	391,431
Repurchase of stock	(78,155)	—
Proceeds from equity offering	474,554	—
Net cash provided by financing activities	405,623	351,665
Effect of exchange rate changes on cash	674	(270)
Net increase in cash and cash equivalents	350,965	330,197
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,747	231,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$728,712	$562,141

(1)    See the Company’s filing on Form 10-K/A filed with the SEC.

(2)    See Note 24 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the “Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The Company also consolidates variable interest entities (“VIE”) as defined by Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements. Investments in affiliated companies are accounted for using the cost or equity method, as applicable.

The accompanying financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2003 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2003 financial statements, including the notes thereto, and the other information set forth in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the SEC on April 13, 2005.

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

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
		(As Restated)(1)
Numerator:
Net income (for basic EPS computation)	$54,766	$41,168
Effect of Dilutive Securities 7/8% Convertible Subordinated Notes	917	—
Net income adjusted for dilutive securities	$55,683	$41,168
Denominator:
Shares used to compute basic EPS	114,614	107,358
Dilutive common stock equivalent shares:
Stock options	6,326	3,937
Written call option	1,046	—
Conversion of convertible subordinated notes	16,919	—
Warrants	30	28
Other	390	630
Shares used to compute diluted EPS	139,325	111,953
Basic earnings per share	$0.48	$0.38
Diluted earnings per share	$0.40	$0.37

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
		(As Restated)(1)
Basic
Net income:
As reported	$54,766	$41,168
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	499
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(7,966)	(6,315)
Pro forma net income	$46,855	$35,352
Basic income per share:
As reported	$0.48	$0.38
Pro forma	$0.41	$0.33
Diluted
Net income:
As reported	$54,766	$41,168
Effect of dilutive securities 7/8% Convertible subordinated notes	917	—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	55	499
Deduct: Total compensation expense determined under fair value method for all awards, net of related tax effects	(7,966)	(6,315)
Pro forma net income	$47,772	$35,352
Diluted income per share:
As reported	$0.40	$0.37
Pro forma	$0.35	$0.33

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

5.   COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three months ended March 31,
	2004	2003
		(As Restated)(1)
Net income	$54,766	$41,168
Unrealized gains (losses) on investments	(233)	574
Change in cumulative translation adjustments	674	(34)
Total comprehensive income	$55,207	$41,708

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

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

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Three months ended March 31,
	2004	2003
	(in thousands)
Cash paid during the period for:
Interest	$1,768	$103
Income taxes	$2,426	$4,833

	Three months ended March 31,
	2004	2003
	(in thousands)
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$48,988	$29,347

10.   INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS:

As of March 31, 2004 and December 31, 2003, total inventories consist of the following (in thousands):

	March 31 2004	December 31, 2003
	(As Restated)(2)	(As Restated)(1)
	(in thousands)
Inventories
Raw materials	$71,163	$66,753
Work-in-process	41,859	51,116
Finished goods	62,305	48,206
Inventories at customer sites without contracts	142,779	90,990
	$318,106	$257,065
Deferred costs/Inventories at customer sites under contracts
Finished goods	$409,323	$542,060

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

(2)          See Note 24 to the condensed consolidated financial statements.

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

12.   DEBT:

The following represents the outstanding borrowings at March 31, 2004 and December 31, 2003 (in thousands):

Note	Rate	Maturity	March 31, 2004	December 31, 2003
			(As Restated)(2)	(As Restated)(1)
Notes Payable	0%	April - June 2004	$1,044	$1
Bank Loan	4.94%	January 2006	8,155	8,155
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500	402,500
Total Debt			$411,699	$410,656
Long-term debt			410,655	410,655
Short-term debt			$1,044	$1

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

(2)          See Note 24 to the condensed consolidated financial statements.

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

The Company has a bank loan in connection with a purchase of long-term asset resulting from the consolidation of MDC Holding and its affiliated entities (“MDC”). On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the long-term asset. The Company assumed the obligations of the bank loan and related asset on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. At March 31, 2004, the Company did not serve as legal obligor for the bank loan.

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

Softbank China

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment permits the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method and recorded insignificant losses and losses of $0.1 million due to an other-than-temporary decline in the carrying value of this investment during the three months ended March 31, 2004 and 2003, respectively.

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

15.   GOODWILL AND INTANGIBLE ASSETS:

As of March 31, 2004 and December 31, 2003, goodwill and other acquired intangible assets consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
		(As Restated)(1)
	(in thousands)
Goodwill	$113,003	$113,003
Less accumulated amortization	(12,823)	(12,823)
	$100,180	$100,180
Identified intangible assets:
Existing technology	$23,630	$23,630
Less accumulated amortization	(8,749)	(7,255)
	$14,881	$16,375
Customer relationships	$27,820	$27,820
Less accumulated amortization	(2,318)	(1,623)
	$25,502	$26,197
Trade names	$940	$940
Less accumulated amortization	(392)	(274)
	$548	$666
Backlog	$1,950	$1,950
Less accumulated amortization	(1,625)	(1,137)
	$325	$813
Total intangible assets	$41,256	$44,051

(1)   See the Company’s filing on Form 10-K/A filed with the SEC.

Amortization expense was $3.0 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning the year ended December 31, 2005 through 2009 is $7.7 million, $5.9 million, $5.6 million, $4.0 million and $2.8 million, respectively.

Goodwill and intangible assets remained the same during the three months ended March 31, 2004. The estimated useful life of purchased technology is from one to five years, the estimated useful life of customer relationships is ten years, and the estimated useful lives of backlog and trade names are from one to two years.

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

Geographical area and product sales data are as follows (in thousands):

	Three months ended March 31,
	2004		2003
	(in thousands)
Sales by region
China	$570,566	92%	$268,929	81%
Japan	19,427	3%	59,821	18%
Other	32,299	5%	1,770	1%
TOTAL NET SALES	$622,292	100%	$330,520	100%
Sales by product line
Wireless infrastructure	$336,517	54%	$124,360	38%
Subscriber handsets	236,420	38%	139,959	42%
Wireline products	49,355	8%	66,201	20%
TOTAL NET SALES	$622,292	100%	$330,520	100%

Long-lived assets by geography, consisting of property, plant and equipment, goodwill and intangible assets, are as follows (in thousands):

	March 31	December 31,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
U.S.	$148,527	$155,240
Foreign	202,811	184,407
Total long-lived assets	$351,338	$339,647

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

(2)          See Note 24 to the condensed consolidated financial statements.

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

Softbank

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

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid $0.2 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom.

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

24.   RESTATEMENT OF FINANCIAL STATEMENTS:

As part of the financial closing process for the year ended December 31, 2004, the Company identified certain prior period errors resulting in a restatement which decreased the provision for income taxes and increased net income by $20.7 million for the year ended December 31, 2003. In addition, as a result of the correction of the tax provision, retained earnings was increased by $20.7 million, additional paid-in capital was increased by $0.9 million, income taxes payable was decreased by $2.5 million, other long-term assets were increased by $21.6 million, prepaids were increased by $2.8 million and other current assets were reduced by $5.3 million, all as of December 31, 2003. There was no net effect on cash provided from operating activities as a result of this error.

The impact of the restatement on each of the respective quarters in 2003 is as follows (in thousands):

	Decrease in Income Tax Expense	Decrease in Income Tax Payable	Increase in Net Income	Increase in diluted EPS
For the three months ended:
March 31, 2003	$3,825	$3,825	$3,825	$0.04
June 30, 2003	$4,038	$4,038	$4,038	$0.03
September 30, 2003	$6,064	$6,064	$6,064	$0.04

During the evaluation of the errors related to the income tax provision, the Company determined that an additional reclassification of reported 2003 results was required. Specifically, cost of sales and other income both increased by $3.5 million for the year ended December 31, 2003 to properly classify certain incentive payments received for exports and value-added taxes in China. This adjustment related solely to the fourth quarter of 2003.

In addition to the errors in the 2003 tax provision, the Company had not correctly identified a related party that is deemed a variable interest entity and for whom the Company is considered the primary beneficiary in accordance with FASB Interpretation No. 46 (“FIN 46”). The Company has corrected its 2003 financial statements to reflect the consolidation of this variable interest entity, MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities are referred to, collectively, as “MDC”). At December 31, 2003, this consolidation resulted in a $5.5 million increase in total assets and a $0.7 million increase in total liabilities. There was no effect on net income as a result of this consolidation. The consolidation occurred upon the Company’s adoption of FIN 46 at the beginning of the fourth quarter of 2003.

Furthermore, an impairment charge of $7.4 million, net of taxes of $1.3 million, was recorded to reflect an impairment of MDC equipment subject to a revenue share arrangement. Due to the uncertainties surrounding the customer’s subscriber income and ability to pay under this arrangement, the Company determined that an impairment charge should have been recorded in the fourth quarter of 2003 when these conditions should have been identified. Accordingly, an impairment charge of $7.4 million, net of tax, was recorded, which decreased both total assets and equity by $7.4 million at December 31, 2003. This adjustment was recorded in the fourth quarter of 2003.

The Company identified certain revisions in classification during the preparation of the 2003 restated financial statements. Therefore, for the consolidated financial statements for the quarter ended March 31, 2004, the following adjustments were made to conform to the 2003 restated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all periods presented;

(2)         Certain other long-term assets increased and intangible assets decreased by $1.6 million;

(3)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 18 to the Consolidated Financial Statements.

On April 13, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the year then ended and to disclose the impact on quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

The results of operations for the year ended December 31, 2004 and the results of operations for each of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have not been impacted by the restatement of 2003 financial results discussed above. However, the beginning and ending balances of certain balance sheet accounts for the quarters of 2004 were affected and therefore have been adjusted in this Amendment No. 2 to reflect the 2003 restatement.

The following table shows the effect on the line items of the adjustments and other revisions in classification resulting from the 2003 restatement in the comparative consolidated financial statements (in thousands, except per share data):

	As Previously	As
	Reported	Restated
Balance Sheets, as of March 31, 2004:
Current assets:
Cash and cash equivalents	$724,939	$728,712
Accounts receivable, net of allowances for doutful accounts	402,677	403,044
Inventories	318,079	318,106
Deferred costs/Inventories at customer sites under contract	426,240	409,323
Prepaids	114,669	117,510
Other current assets	54,628	50,719
Property, plant and equipment, net	200,762	201,725
Intangible assets, net	42,878	41,256
Other long-term assets	40,836	72,405
Current liabilities:
Accounts payable	288,017	287,963
Income taxes payable	26,397	23,882
Customer advances	302,255	294,100
Other current liabilities	175,857	176,629
Long-term debt	402,500	410,655
Minority interest in consolidated subsidiaries	610	5,359
Stockholders’ equity:
Additional paid-in capital	1,115,113	1,115,972
Retained earnings	231,326	244,607
Statements of Cash Flows, for the three months ended March 31, 2004:
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	373,974	377,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	724,939	728,712
Statements of Operations, for the three months ended March 31, 2003:
Income tax expense	12,447	8,622
Net income	37,343	41,168
Earnings per share
Basic	0.35	0.38
Diluted	0.33	0.37
Statements of Cash Flows, for the three months ended March 31, 2003:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	37,343	41,168
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Income taxes payable	5,922	2,097

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

RESTATEMENT

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented in comparative format, gives effect to the 2003 restatement discussed in Note 24 to the consolidated financial statements included in Item I.

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

Softbank

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

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of our Board of Directors. We paid $0.2 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom.

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

THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

NET SALES

	Three months ended March 31,
	2004		2003
	(in thousands)
Sales by region
China	$570,566	92%	$268,929	81%
Japan	19,427	3%	59,821	18%
Other	32,299	5%	1,770	1%
TOTAL NET SALES	$622,292	100%	$330,520	100%
Sales by product line
Wireless infrastructure	$336,517	54%	$124,360	38%
Subscriber handsets	236,420	38%	139,959	42%
Wireline products	49,355	8%	66,201	20%
TOTAL NET SALES	$622,292	100%	$330,520	100%

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

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended March 31,
		% of net		% of net
	2004	sales	2003	sales
	(in thousands)
Selling, general and administrative (“SG&A”) expenses	$66,943	11%	$37,583	11%
Reasearch and development (“R&D”)	45,658	7%	26,812	8%
In-process research and development (“IPR&D”)	—	0%	1,320	0%
Amortization of intangible assets	2,973	1%	695	1%
TOTAL OPERATING EXPENSES	$115,574	19%	$66,410	20%

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

Income tax expense

Income tax expense for the three months ended March 31, 2003 was previously reported as $12.4 million and has been restated to $8.6 million, a decrease of $3.8 million. The decrease in tax expense is due to the correction of the 2003 effective tax rate from 25% to 17%. See Note 24 to the consolidated financial statements.

Income tax expense was $13.7 million and $8.6 million for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the increase in income tax expense was that our income before taxes increased 38% for the three months ended March 31, 2004 from the corresponding period in 2003. Consistent with the increase in income tax expense, the overall effective tax rate increased to 20% for 2004 as compared with 17% in 2003. This increase resulted from a greater proportion of income being derived in countries with higher tax rates.

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

2003

Net cash used in operations for the three months ended March 31, 2003 of $74.8 million was primarily due to an increase in inventory, deferred costs, accounts receivable and other current and non-current assets of $131.1 million, $241.2 million, $41.4 million and $52.1 million, respectively. This was partially offset by net income of $41.2 million, adjusted for non-cash charges including depreciation and amortization expense of $7.9 million and allowance for doubtful accounts of $8.2 million, as well as growth in accounts payable of $219.9 million, other accrued liabilities of $12.2 million, customer advances of $87.2 million, deferred revenue of $5.7 million and income taxes payable of $2.1 million.

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

Liquidity

Our working capital was $1.3 billion and $961.7 million at March 31, 2004 and 2003, respectively. This increase in working capital is due to increased cash on hand, to $728.7 million in cash and cash equivalents and $41.3 of short-term investments at March 31, 2004, from $562.1 million of cash and cash equivalents and $42.0 million of short-term investments at March 31, 2003. Our working capital also increased due to larger accounts receivable, notes receivable and prepaids, lower accounts payable and deferred revenue which were partially offset by increased customer advances. Cash on hand increased due to $474.6 million of net proceeds received from our equity offering in January 2004. This cash positions us to take advantage of strategic investment opportunities.

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

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of March 31, 2004, we had cash, restricted cash and short-term investments, of $800.9 million and lines of credit totaling $390.5 million available for future borrowings. $336.2 million of these expire in 2004 and $54.3 million of these facilities expire between 2005 and 2010. However, in the event that our current cash balances, future cash flows from operations and current lines of credit are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

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

Contractual obligations and other commercial commitments

Our obligations under contractual obligations and commercial commitments are as follows:

	March 31, 2004
	Payments Due by Period
		Less than			More
	Total	1 year	1-3 years	3-5 years	than 5 years
	(As Restated)(1)		(As Restated)(1)
	(in thousands)
Contractual Obligations
Notes Payable	$1,044	$1,044	$—	$—	$—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500	$—
Bank Loan	$8,155	$—	$8,155	$—	$—
Operating leases	$24,104	$10,183	$13,849	$432	$—
Other Commercial Commitments
Standby letters of credit	$26,863	$26,863	$—	$—	$—
Purchase commitments	$991	$991	$—	$—	$—

(1)          See Note 24 to the condensed consolidated financial statements.

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

We recorded a bank loan in connection with a purchase of long-term asset resulting from the consolidation of MDC Holding and its affiliated entities (“MDC”). On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the long-term asset. We assumed the obligations of the bank loan and related asset on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. At March 31, 2004, we did not serve as legal obligor for the bank loan.

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

If China Telecom or China Netcom obtains 3G mobile licenses, they may direct capital expenditures to build-out 3G networks, and capital expenditures to build-out PAS networks that utilize our existing products may decline. Moreover, they may elect not to deploy our PAS systems and handsets or other mobile services that we may offer in the future. In addition, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, which would have the effect of restricting or shutting down PAS networks. If this were to occur, we could lose current and potential future customers for our products, and our financial condition and results of operations could be significantly harmed.

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

Interest Rate Risk    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities less than one year. Our policy is to limit the risk of principal loss and ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds and tax exempt instruments. In accordance with our investment policy, all short-term investments are invested in “investment grade” rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2004:

(As Restated)(1)
(in thousands, except interest rates)
Cash and cash equivalents	$728,712
Average interest rate	0.92%
Restricted cash	3,971
Average interest rate	0.48%
Restricted short-term investments	26,893
Average interest rate	1.07%
Short-term investments	41,330
Average interest rate	1.35%
Total investment securities	$800,906
Average interest rate	0.95%

(1)          See Note 24 to the condensed consolidated financial statements.

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

Foreign Exchange Rate Risk    We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Beginning in the first quarter of 2004, we hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three months ended March 31, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for trading purposes. There were no foreign currency forward contracts held at March 31, 2004. Movements in currency exchange rates could cause variability in our other income (expense).

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

As of the end of the period covered by the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2004 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K. Investors are directed to Item 9A of the 2004 Form 10-K for the description of these material weaknesses.

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

Management’s Remediation Initiatives

In response to the matters discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement subsequent to March 31, 2004 the specific measures described below to remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.

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

Material weakness described in item 3 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K

Remediation Initiatives.   Lack of clarity in roles and responsibilities in certain areas affecting the Company’s financial reporting structure contributed to a material weakness relating to the monitoring of non-U.S. operations. To remediate this material weakness, described in item 3 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Management’s Report on Internal Control Over Financial Reporting’ in Item 9A of the 2004 Form 10-K—Remediation Initiatives and Interim Measures—1. General plan for hiring and training of personnel”, as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

Material weakness described in item 4 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K

Remediation Initiatives.   The Company’s failure to have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements contributed to a material weakness relating to the Company’s control environment. To remediate this material weakness, described in item 4 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of ‘Management’s Report on Internal Control Over Financial Reporting’ in Item 9A of the 2004 Form 10-K—Remediation Initiatives and Interim Measures—1. General plan for hiring and training of personnel”, as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting subsequent to March 31, 2004 to address the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.

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

ITEM 2—CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)  Stock repurchased for the quarter ended March 31, 2004 is as follows:

Period	Total Number of shares purchased(1)	Average purchase price per share	Total Number of shares purchased as part of a publicly announced program(1)	Maximum number of shares that may yet be purchased under plans(1)
January 1, 2004 - January 31, 2004	—	—	—	—
February 1, 2004 - February 29, 2004	—	—	—	—
March 1, 2004 - March 31, 2004	2,568,000	$30.43	2,568,000	4,055,000

(1)          On March 12, 2004, the Company announced a program to repurchase up to 5,000,000 shares of its outstanding common stock over a period of six months, until September, 2004 (the “Repurchase Program”). In addition, the Company announced the repurchase of an additional 1,623,000 shares of its outstanding common stock in a privately negotiated transaction with an institution (the “Private Repurchase”). The Private Repurchase was completed in March, 2004. “Total Number of Shares Purchased” and “Total Number of Shares Purchased as Part of a Publicly Announced Program”

reflect the Private Repurchase and an additional 945,000 shares repurchased pursuant to the Repurchase Program in March, 2004.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[None.]

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.97*(1)	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.98*(1)	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.99*(1)	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1)          Previously filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.

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

UTSTARCOM, INC.
Date: June 3, 2005	By:	/s/ HONG LIANG LU
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 3, 2005	By:	/s/ MICHAEL J. SOPHIE
Michael J. Sophie
Executive Vice President, Chief Operating Officer, and Acting Chief Financial Officer
(Principal Financial Officer)

UTSTARCOM, INC.
EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
10.97*(1)	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.98*(1)	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004
10.99*(1)	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1)          Previously filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.