Form 10-Q/A
period 2004-06-30
UTSTARCOM INC
filed 2005-06-06
CIK 1030471

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

As of June 30, 2004 there were 113,912,641 shares of the registrant’s common stock outstanding, par value $0.00125

EXPLANATORY NOTE

UTStarcom , Inc. (the “Company”) originally filed its quarterly report on Form 10-Q for the period ended June 30, 2004 with the Securities and Exchange Commission (the “SEC”) on August 16, 2004 (the “Original Filing”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Original Filing is being filed to reflect the adjustments and restatement of its condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 and June 30, 2003 for certain changes resulting from the 2003 restatement, as described below, and to reflect the adjustments to the December 31, 2003 consolidated balance sheet as presented in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the SEC on April 13, 2005.

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

The Company identified certain revisions in classification during the preparation of the 2003 restated financial statements. Therefore, for the consolidated financial statements for the quarter ended June 30, 2004, the following adjustments were made to conform to the 2003 restated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all periods presented;

(2)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 19 to the Consolidated Financial Statements.

On April 13, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 to reflect the restatement of its consolidated financial statements for the year then ended and to disclose the impact on quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

The results of operations for the year ended December 31, 2004 and the results of operations for each of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have not been impacted by the restatement of 2003 financial results discussed above. However, the beginning and ending balances of certain balance sheet accounts for the quarters of 2004 were affected and therefore have been adjusted in this Amendment No. 1 to reflect the 2003 restatement.

Changes have been made to the following items in this Amendment as a result of the 2003 restatement.

Part I

•       Item 1.      Condensed Consolidated Financial Statements

•       Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Item 3.      Quantitative and Qualitative Disclosures about Market Risk

•       Item 4.      Controls and Procedures

Amendment No. 1 does not reflect events that have occurred after the August 16, 2004 filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the SEC, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the adjustments and restatement described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the original Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(As Restated)(2)	(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$488,540	$377,747
Short-term investments	76,979	48,617
Accounts receivable, net of allowances for doubtful accounts of $40,317 and $31,172 at June 30, 2004 and December 31, 2003, respectively	509,975	325,288
Accounts receivable, related parties	29,884	43,944
Notes receivable	43,392	11,362
Inventories	435,579	257,065
Deferred costs/Inventories at customer sites under contracts	318,723	542,060
Prepaids	120,836	139,103
Restricted cash and short-term investments	42,633	24,404
Other current assets	35,238	48,499
Total current assets	2,101,779	1,818,089
Property, plant and equipment, net	226,972	187,039
Long-term investments	24,504	24,066
Goodwill	113,429	100,180
Intangible assets, net	64,191	44,051
Other long-term assets	77,682	70,625
Total assets	$2,608,557	$2,244,050
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389,040	$251,122
Income taxes payable	25,591	14,265
Customer advances	141,088	450,499
Deferred revenue	49,493	44,958
Other current liabilities	205,909	173,911
Total current liabilities	811,121	934,755
Convertible subordinated notes	410,655	410,655
Total liabilities	1,221,776	1,345,410
Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	5,396	5,309
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 113,912,641 and 104,272,477 at June 30, 2004 and December 31, 2003, respectively	143	131
Additional paid-in capital	1,115,491	654,483
Deferred stock compensation	(7,315)	(7,761)
Retained earnings	268,666	243,058
Accumulated other comprehensive income	4,400	3,420
Total stockholders’ equity	1,381,385	893,331
Total liabilities, minority interest and stockholders’ equity	$2,608,557	$2,244,050

(1)             See the Company’s filing on Form 10-K/A filed with the SEC.

(2)             See Note 24 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(As Restated)(1)		(As Restated)(1)
Net sales
Unrelated parties	$668,552	$345,684	$1,279,282	$617,687
Related parties	21,076	60,150	32,637	118,667
	689,628	405,834	1,311,919	736,354
Cost of sales
Unrelated parties	505,247	246,891	946,772	442,529
Related parties	8,111	21,439	12,842	43,636
Gross profit	176,270	137,504	352,305	250,189
Operating expenses:
Selling, general and administrative	67,830	34,963	134,773	72,546
Research and development	52,592	36,078	98,250	62,890
In-process research and development	1,400	9,328	1,400	10,648
Amortization of intangible assets	3,334	1,483	6,307	2,178
Total operating expenses	125,156	81,852	240,730	148,262
Operating income	51,114	55,652	111,575	101,927
Interest income	1,838	699	3,191	1,642
Interest expense	(1,139)	(2,210)	(2,221)	(2,849)
Other income, net	4,263	154	13,048	4,340
Equity in loss of affiliated companies	(1,201)	(1,745)	(2,198)	(2,720)
Income before income taxes and minority interest	54,875	52,550	123,395	102,340
Income tax expense	10,975	9,100	24,679	17,722
Minority interest in earnings (loss) of consolidated subsidiaries	(37)	—	(87)	—
Net income	$43,863	$43,450	$98,629	$84,618
Basic earnings per share	$0.39	$0.43	$0.86	$0.81
Diluted earnings per share	$0.33	$0.36	$0.73	$0.72
Weighted average shares used in per-share calculation:
—Basic	113,773	100,698	114,193	104,009
—Diluted	136,095	124,360	137,709	119,641

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$98,629	$84,618
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,988	17,729
Non-qualified stock option exercise tax benefits	3,541	8,231
Net loss on sale of assets	66	690
In-process research and development costs	1,400	10,648
Amortization of debt issuance costs	1,166	777
Warrants adjustment to fair value	32	(158)
Loss on sale of investment	—	73
Net loss on long-term investments	469	—
Stock compensation expense	245	3,074
Provision for doubtful accounts	9,485	1,123
Inventory provision	15,853	(8,105)
Equity in loss of affiliated companies	2,198	2,720
Deferred income taxes	(4,546)	(1,686)
Minority interest in earnings of consolidated subsidiary	87	—
Changes in operating assets and liabilities:
Accounts receivable	(179,074)	(42,259)
Inventories	(192,985)	(254,076)
Deferred costs/Inventories at customer sites under contracts	223,337	(405,853)
Other current and non-current assets	2,112	(121,038)
Accounts payable	136,856	165,590
Income taxes payable	11,326	(15,985)
Customer advances	(309,772)	9,188
Deferred revenue	4,493	362,240
Other current liabilities	22,549	26,525
Net cash used in operating activities	(118,545)	(155,934)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(62,466)	(41,192)
Investment in affiliates, net of cash acquired	(1,000)	(1,000)
Purchase of businesses, net of cash acquired	(44,711)	(109,520)
Proceeds from disposal of property	—	21
Purchase of intellectual property licenses	(3,540)	—
Change in restricted cash	(8,677)	(4,032)
Purchase of short-term investments	(132,654)	(37,307)
Proceeds from sale of short-term investments	97,369	150,278
Net cash used in investing activities	(155,679)	(42,752)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	17,672	34,959
Purchase of bond hedge and call option	—	(43,792)
Net proceeds from borrowing	—	391,431
Repurchase of stock	(107,567)	(139,609)
Proceeds from stockholder notes	—	7
Proceeds from equity offering	474,554	—
Net cash provided by financing activities	384,659	242,996
Effect of exchange rate changes on cash	358	(276)
Net increase in cash and cash equivalents	110,793	44,034
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,747	231,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$488,540	$275,978

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

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(As Restated) (1)		(As Restated) (1)
Numerator:
Net income (for basic EPS computation)	$43,863	$43,450	$98,629	$84,618
Effect of Dilutive Securities 7/8% Convertible Subordinated Notes	884	1,092	1,798	1,375
Net income adjusted for dilutive securities	$44,747	$44,542	$100,427	$85,993
Denominator:
Shares used to compute basic EPS	113,773	100,698	114,193	104,009
Dilutive common stock equivalent shares:
Stock options	5,010	6,086	5,668	4,823
Written call option	—	—	523	—
Conversion of convertible subordinated notes	16,919	16,919	16,919	10,151
Warrants	5	29	17	29
Unvested acquisition-related stock	388	628	389	629
Shares used to compute diluted EPS	136,095	124,360	137,709	119,641
Basic earnings per share	$0.39	$0.43	$0.86	$0.81
Diluted earnings per share	$0.33	$0.36	$0.73	$0.72

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		(As Restated)(1)		(As Restated)(1)
Basic
Net income:
As reported	$43,863	$43,450	$98,629	$84,618
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	120	1,681	175	2,181
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(9,092)	(7,786)	(17,057)	(14,202)
Pro forma net income	$34,891	$37,345	$81,747	$72,597
Basic income per share:
As reported	$0.39	$0.43	$0.86	$0.81
Pro forma	$0.31	$0.37	$0.72	$0.70
Diluted
Net income:
As reported	$43,863	$43,450	$98,629	$84,618
Effect of dilutive securities 7/8% Convertible subordinated notes	884	1,092	1,798	1,375
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	120	1,681	175	2,181
Deduct: Total compensation expense determined under fair value method for all awards, net of related tax effects	(9,092)	(7,786)	(17,057)	(14,202)
Pro forma net income	$35,775	$38,437	$83,545	$73,972
Diluted income per share:
As reported	$0.33	$0.36	$0.73	$0.72
Pro forma	$0.27	$0.32	$0.62	$0.64

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

5.   COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(As Restated)(1)		(As Restated)(1)
Net income	$43,863	$43,450	$98,629	$84,618
Unrealized gains (losses) on investments	712	609	479	1,183
Change in cumulative translation adjustments	(173)	(10)	501	(44)
Total comprehensive income	$44,402	$44,049	$99,609	$85,757

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

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Six months ended June 30,
	2004	2003
	(in thousands)
Cash paid during the period for:
Interest	$1,773	$508
Income taxes	$3,818	$21,606

	Six months ended June 30,
	2004	2003
	(in thousands)
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$55,876	$25,258

10.   INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS:

As of June 30, 2004 and December 31, 2003, total inventories and deferred costs/inventories at customer sites under contracts consist of the following:

	June 30,	December 31,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
	(in thousands)
Inventories
Raw materials	$ 164,601	$ 66,753
Work-in-process	84,461	51,116
Finished goods	63,827	48,206
Inventories at customer sites without contracts	122,690	90,990
	$ 435,579	$ 257,065
Deferred costs/Inventories at customer sites under contracts	$ 318,723	$ 542,060

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

The following table summarizes the allocation of the purchase price for TELOS based upon the independent valuation:

May 19, 2004
(in thousands)
Fair value of tangible net assets
Inventory	$ 1,382
Property, plant and equipment	2,010
Other tangible assets	1,369
Customer relationships	5,000
Existing technology	15,900
In-process research and development	1,400
Liabilities assumed	(3,380)
Excess of costs of acquiring TELOS over fair value of identified net assets acquired (goodwill)	6,625
$ 30,306

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

The following table summarizes the final allocation of the purchase price for HSI based upon the final independent valuation:

April 27, 2004
(in thousands)
Fair value of tangible net assets
Property, plant and equipment	$ 1,440
Other tangible assets	673
Existing technology	3,559
Non-compete intangible asset	760
IP license agreement	890
Excess of costs of acquiring HSI over fair value of identified net assets acquired (goodwill)	6,750
$ 14,072

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

The unaudited pro forma results of operations include historical operations of the Company, TELOS and HSI. Certain non-recurring charges were recorded by TELOS and included $2.3 million of expense for warrants issued in conjunction with an issuance of senior convertible notes in the second quarter of 2003 and $0.1 million of restructuring costs incurred in the first quarter of 2003.

Pro Forma adjustments to reflect depreciation
			TELOS		Hyundai		and amortization
	UT Starcom, Inc.		Technology, Inc.		Syscomm, Inc.		of acquired assets		Pro Forma Results
	Three Months	Three Months	For the period from	Three Months	For the period from	Three Months	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	April 1	Ended	April 1	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	to May 19,	June 30,	to April 27,	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
		(As Restated)(1)								(As Restated)(1)
(In thousands, except per share data)
Proforma adjusted net revenue	$ 689,628	$ 405,834	$ 364	$ 510	$ 953	$ 5,780	$ —	$ —	$ 690,945	$ 412,124
Proforma adjusted net income(loss)	$ 43,863	$ 43,450	$ (1,695)	$ (3,095)	$ (276)	$ (2,134)	$ (792)	$ (1,331)	$ 41,100	$ 36,890
Proforma adjusted basic earnings(loss) per share	$ 0.39	$ 0.43							$ 0.36	$ 0.37
Proforma adjusted diluted earnings(loss) per share	$ 0.33	$ 0.36							$ 0.31	$ 0.31

Pro Forma adjustments to reflect depreciation
			TELOS		Hyundai		and amortization
	UT Starcom, Inc.		Technology, Inc.		Syscomm, Inc.		of acquired assets		Pro Forma Results
	Six Months	Six Months	For the period from	Six Months	For the period from	Six Months	Six Months	Six Months	Six Months	Six Months
	Ended	Ended	January 1	Ended	January 1	Ended	Ended	Ended	Ended	Ended
	June 30,	June 30,	to May 19,	June 30,	to April 27,	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
		(As Restated)(1)								(As Restated)(1)
(In thousands, except per share data)
Proforma adjusted net revenue	$ 1,311,919	$ 736,354	$ 1,689	$ 1,842	$ 2,872	$ 11,252	$ —	$ —	$ 1,316,480	$ 749,448
Proforma adjusted net income(loss)	$ 98,629	$ 84,618	$ (3,953)	$ (6,177)	$ (4,548)	$ (7,518)	$ (2,123)	$ (2,662)	$ 88,005	$ 68,261
Proforma adjusted basic earnings(loss) per share	$ 0.86	$ 0.81							$ 0.77	$ 0.66
Proforma adjusted diluted earnings(loss) per share	$ 0.73	$ 0.72							$ 0.65	$ 0.58

(1)         See the Company’s filing on Form 10-K/A filed with the SEC.

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

12.   GOODWILL AND INTANGIBLE ASSETS:

As of June 30, 2004 and December 31, 2003, goodwill and other acquired intangible assets consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
(in thousands)
Goodwill	$ 126,252	$ 113,003
Less accumulated amortization	(12,823)	(12,823)
	$ 113,429	$ 100,180
Identified intangible assets:
Existing technology	$ 43,089	$ 23,630
Less accumulated amortization	(10,630)	(7,255)
	$ 32,459	$ 16,375
Customer relationships	$ 32,820	$ 27,820
Less accumulated amortization	(3,097)	(1,623)
	$ 29,723	$ 26,197
Trade names	$ 940	$ 940
Less accumulated amortization	(509)	(274)
	$ 431	$ 666
Backlog	$ 1,950	$ 1,950
Less accumulated amortization	(1,950)	(1,137)
	$ —	$ 813
Non-compete agreement	$ 760	$ —
Less accumulated amortization	(42)	—
	$ 718	$ —
Royalty licenses	$ 890	$ —
Less accumulated amortization	(30)	—
	$ 860	$ —
Total intangible assets	$ 64,191	$ 44,051

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

13.   LONG-TERM INVESTMENTS:

The Company’s investments are as follows (in thousands):

	June 30, 2004	December 31,2003
Softbank China	$5,294	$5,308
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,838	1,861
Global Asia Partners L.P.	1,150	1,653
Fiberxon Inc.	3,000	2,000
InterWave Communications International Ltd.	3,678	3,319
Joint Venture with Matsushita	—	517
Others	1,544	1,408
Total	$24,504	$24,066

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

14.   DEBT:

The following represents the outstanding borrowings at June 30, 2004 and December 31, 2003 (in thousands):

			June 30, 2004	December 31, 2003
Note	Rate	Maturity	(As Restated)(2)	(As Restated)(1)
Notes Payable	0%	July-September 2004	$1,500	$1
Bank Loan	4.94%	January 2006	8,155	8,155
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500	402,500
Total Debt			$412,155	$410,656
Long-term debt			410,655	410,655
Short-term debt			$1,500	$1

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

The Company has a bank loan in connection with a purchase of long-term asset resulting from the consolidation of MDCHolding and its affiliated entities (“MDC”). On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the long-term asset. The Company assumed the obligations of the bank loan and related asset on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. At June 30, 2004, the Company did not serve as legal obligor for the bank loan.

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

Litigation:

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation , 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation , Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers were dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the

Securities Act of 1933, which alleges that the Company’s initial public offering registration statement contained untrue statements of material fact and omitted to state material facts required to be stated in the registration statement, or necessary to make the statements therein not misleading.

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

Geographical area and product sales data are as follows (in thousands):

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
			(in thousands)
Sales by region
China	$618,323	90%	$332,548	82%	$1,188,889	91%	$601,478	82%
Japan	22,104	3%	60,546	15%	41,531	3%	120,366	16%
Other	49,201	7%	12,740	3%	81,499	6%	14,510	2%
TOTAL NET SALES	$689,628	100%	$405,834	100%	$1,311,919	100%	$736,354	100%
Sales by product line
Wireless infrastructure	$427,659	62%	$143,490	35%	$764,176	58%	$267,850	36%
Subscriber handsets	194,313	28%	187,128	46%	430,733	33%	327,088	44%
Wireline products	67,656	10%	75,216	19%	117,010	9%	141,416	20%
TOTAL NET SALES	$689,628	100%	$405,834	100%	$1,311,919	100%	$736,354	100%

Long-lived assets by geography, consisting of property, plant and equipment, goodwill and intangible assets, are as follows (in thousands):

	June 30,	December 31,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
U.S.	$143,894	$155,240
Foreign	268,875	184,407
Total long-lived assets	$412,769	$339,647

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

Cellon

In October 2002, the Company entered into a license and a royalty agreement with Cellon International Holding Corporation (“Cellon”), in which the Company has a 9% ownership interest. The Company paid $0.8 million to license certain technology for the development of certain handset products in China. Per the terms of the royalty agreement, the Company is required to pay Cellon $3 per unit shipped for a minimum of 0.5 million units. This agreement is not material to the overall financial results of Cellon. The Company has evaluated its relationship with Cellon under FASB Interpretation (“FIN”) 46, Consolidation of Variable Interest Entities, and determined that consolidation is not necessary.

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

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid $0.2 million and $0.4 million for the three months ended June 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom. The Company paid $0.4 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom.

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

The Company identified certain revisions in classification during the preparation of the 2003 restated financial statements. Therefore, for the consolidated financial statements for the quarter ended June 30, 2004, the following adjustments were made to conform to the 2003 restated financial statements:

(1)         Cost of sales for related party revenue transactions is presented separately from cost of sales for non-related party revenue transactions for all periods presented;

(2)         A related party which is 31% owned by an individual related to a member of the Company’s Board of Directors and associated transactions have been identified. See Note 19 to the Consolidated Financial Statements.

On April 13, 2005, the Company filed Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2003 to reflect the impact of the restatement on its consolidated financial statements for the year then ended and for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

The results of operations for the year ended December 31, 2004 and the results of operations for each of the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 have not been impacted by the restatements of 2003 financial results discussed above. However, the beginning and ending balances of certain accounts for the period ended June 30, 2004 were affected and therefore have been adjusted in this Amendment No. 1 to reflect the 2003 restatements.

The following table shows the effect on the line items of the adjustments and other revisions in classification resulting from the 2003 restatements in the comparative consolidated financial statements (in thousands, except per share data):

	As Previously	As
	Reported	Restated
Balance Sheets, as of June 30, 2004:
Current assets:
Cash and cash equivalents	$484,767	$488,540
Accounts receivable, net of allowances for doutful accounts	509,608	509,975
Inventories	435,552	435,579
Deferred costs/Inventories at customer sites under contract	335,640	318,723
Prepaids	117,995	120,836
Other current assets	39,147	35,238
Property, plant and equipment	226,009	226,972
Other long-term assets	47,735	77,682
Current liabilities:
Accounts payable	389,094	389,040
Income taxes payable	28,106	25,591
Customer advances	149,243	141,088
Other current liabilities	205,137	205,909
Long-term debt	402,500	410,655
Minority interest in consolidated subsidiaries	647	5,396
Stockholders’ equity:
Additional paid-in capital	1,114,632	1,115,491
Retained earnings	255,385	268,666
Statements of Cash Flows, for the six months ended June 30, 2004:
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	373,974	377,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	484,767	488,540
Statements of Operations, for the three months ended June 30, 2003:
Income tax expense	13,138	9,100
Net income	39,412	43,450
Earnings per share
Basic	0.39	0.43
Diluted	0.33	0.36
Statements of Operations, for the six months ended June 30, 2003:
Income tax expense	25,585	17,722
Net income	76,755	84,618
Earnings per share
Basic	0.74	0.81
Diluted	0.65	0.72
Statements of Cash Flows, for the six months ended June 30, 2003:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	76,755	84,618
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Income taxes payable	(8,122)	(15,985)

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

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of our Board of Directors. We paid $0.2 million and $0.4 million for the three months ended June 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom. We paid $0.4 million and $0.6 million for the six months ended June 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom.

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

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2004	sales	2003	sales	2004	sales	2003	sales
		(in thousands)				(in thousands)
Selling, general and administrative (“SG&A”) expenses	$67,830	10%	$34,963	9%	$134,773	10%	$72,546	10%
Reasearch and development (“R&D”)	52,592	8%	36,078	9%	98,250	8%	62,890	9%
In-process research and development (“IPR&D”)	1,400	0%	9,328	2%	1,400	0%	10,648	1%
Amortization of intangible assets	3,334	0%	1,483	0%	6,307	0%	2,178	0%
TOTAL OPERATING EXPENSES	$125,156	18%	$81,852	20%	$240,730	18%	$148,262	20%

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

Income tax expense was $11.0 million and $9.1 million for the three months ended June 30, 2004 and 2003, respectively. The primary reason for the increase in income tax expense was that the overall effective tax rate increased to 20% for 2004 as compared with 17% in 2003. This increase resulted from a greater proportion of income being derived in countries with higher tax rates.

Six months ended June 30, 2004 and 2003

Income tax expense for the six months ended June 30, 2003 was previously reported as $25.6 million and has been restated to $17.7 million, a decrease of $7.9 million. The decrease in tax expense is due to the correction of the 2003 effective tax rate from 25% to 17%. See Note 24 to the consolidated financial statements.

Income tax expense was $24.7 million and $17.7 million for the six months ended June 30, 2004 and 2003, respectively. The increase in income tax expense was the result of an increase in our income before taxes of 20% for the six months ended June 30, 2004 as compared to the corresponding period in 2003, and the overall effective tax rate increased to 20% for 2004 as compared with 17% in 2003. This increase resulted from a greater proportion of income being derived in countries with higher tax rates.

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

2003

Net cash used in operations for the six months ended June 30, 2003 of $155.9 million was primarily due to an increase in inventory, deferred costs, accounts receivable and other current and non-current assets of $254.1 million, $405.9 million, $42.3 million and $121.0 million, respectively. This was partially offset by net income of $84.6 million, adjusted for non-cash charges including depreciation and amortization expense of $17.7 million and in-process research and development costs of $10.6 million, as well as growth in deferred revenue of $362.2 million, accounts payable of $165.6 million, other current liabilities of $26.5 million and customer advances of $9.2 million.

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

Liquidity

Our working capital was $1.3 billion and $787.5 million at June 30, 2004 and 2003, respectively. This increase in working capital is due to increased cash on hand, to $488.5million in cash and cash equivalents and $77.0 million of short-term investments at June 30, 2004, from $276.0 million of cash and cash equivalents and $5.3 million of short-term investments at June 30, 2003. Our working capital also increased due to larger accounts receivable balances, offset by lower inventories and smaller deferred revenues balances. Cash on hand increased due to remaining proceeds from $474.6 million of net proceeds received from our equity offering in January 2004. We believe that this cash positions enables us to take advantage of strategic investment opportunities.

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

We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of June 30, 2004, we had cash, restricted cash, short-term investments and restricted short-term investments of $608.2 million and lines of credit totaling $566.8 million available for future borrowings. $264.8 million of these facilities expire in 2004 and $302.0 million of these facilities expire between 2005 and 2010. Of our total cash balance, $177.8 million is held in China where currency exchange controls exist. As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments are as follows:

	June 30, 2004
	Payments Due by Period
		Less than			More
	Total	1 year	1-3 years	3-5 years	than 5 years
	(As Restated)(1)		(As Restated)(1)
	(in thousands)
Contractual Obligations
Notes Payable	$1,500	$1,500	$—	$—	$—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500	$—
Bank Loan	$8,155	$—	$8,155	$—	$—
Operating leases	$24,885	$11,322	$13,145	$418	$—
Other Commercial Commitments
Standby letters of credit	$35,874	$35,874	$—	$—	$—
Purchase commitments	$39,600	$39,600	$—	$—	$—

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

Bank Loan

We recorded a bank loan in connection with a purchase of long-term asset resulting from the consolidation of MDC Holding and its affiliated entities (“MDC”). On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the long-term asset. We assumed the obligations of the bank loan and related asset on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. At June 30, 2004, we did not serve as legal obligor for the bank loan.

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

For example, in the year 2000, the Ministry of Information Industry temporarily halted deployment of our PAS systems and handsets, pending its review of personal handy phone system (“PHS”)-based telecommunications equipment, a microcellular wireless communications technology. The Ministry of Information Industry later allowed the continued deployment of PHS-based systems, such as our PAS systems and handsets, in China’s county-level cities, towns and villages but limited deployments within large and medium-sized cities to very limited areas of dense population, such as campuses, commercial buildings and special development zones. If in the future the Ministry of Information Industry determines to prohibit the sale or deployment of our PAS systems and handsets or our other products, or if it imposes additional limitations on their sale, our business and financial condition could suffer.

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2004:

(As Restated)(1)
(in thousands, except interest rates)
Cash and cash equivalents	$488,540
Average interest rate	0.95%
Restricted cash	15,249
Average interest rate	0.51%
Restricted short-term investments	27,384
Average interest rate	1.04%
Short-term investments	76,979
Average interest rate	1.39%
Total investment securities	$608,152
Average interest rate	1.00%

(1)          See Note 24 to the condensed consolidated financial statements.

Concentration of Credit Risk and Major Customers:   The table below outlines our sales to, and the accounts receivable balances with respect to our largest customers:

For the three			For the six
months ended June 30,			months ended June 30,
		% of			% of
	% of Net	Accounts		% of Net	Accounts
2004	Sales	Receivable	2004	Sales	Receivable
B	15%	15%	A	16%	9%
C	10%	14%	B	11%	15%
			C	10%	14%

2003			2003
C	13%	7%	C	13%	7%
D	11%	9%
E	10%	5%

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

As of the end of the period covered by the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2004 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K. Investors are directed to Item 9A of the 2004 Form 10-K for the description of these material weaknesses.

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

Management’s Remediation Initiatives

In response to the matters discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement subsequent to June 30, 2004 the specific measures described below to remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting subsequent to June 30, 2004 to address the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of its directors and officers and various underwriters for its initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation , 21 MC 92. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation , Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket, and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers our common stock between March 2, 2000 and December 6, 2000. Our directors and officers were dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us. The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that our initial public offering registration statement contained untrue statements of material fact and omitted to state material facts required to be stated in the registration statement, or necessary to make the statements therein not misleading.

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

ITEM 2—CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Stock repurchased for the quarter ended June 30, 2004 is as follows:

			Total Number of
			shares	Maximum number
			purchased as	of shares
			part of a	that may yet be
	Total Number	Average	publicly	purchased
	of shares	purchase price	announced	under the
Period	purchased(1)	per share	program(1)	repurchase plan
April 1, 2004 - April 30, 2004	987,566	$29.79	987,566	3,067,434
May 1, 2004 - May 31, 2004	—	—	—	3,067,434
June 1, 2004 - June 30, 2004	—	—	—	3,067,434
Total	987,566		987,566	3,067,434

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

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

NUMBER	EXHIBIT DESCRIPTION
10.100(1)	Asset Purchase Agreement among UTStarcom , Inc., Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd. and Telos Engineering Limited dated April 21, 2004
10.101(1)

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

(1)   Previously filed with the registrant’s Quarterly Reporting on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004.

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
Michael J. Sophie
Executive Vice President, Chief Operating Officer, and Acting Chief Financial Officer
(Principal Financial Officer)

UTSTARCOM, INC.

EXHIBIT INDEX

NUMBER	EXHIBIT DESCRIPTION
10.100(1)	Asset Purchase Agreement among UTStarcom , Inc., Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd. and Telos Engineering Limited dated April 21, 2004
10.101(1)

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

(1)   Previously filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004.