Form 10-Q/A
period 2004-09-30
UTSTARCOM INC
filed 2005-06-06
CIK 1030471

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

EXPLANATORY NOTE

UTStarcom, Inc. (the “Company”) originally filed its quarterly report on Form 10-Q for the period ended September 30, 2004 with the Securities and Exchange Commission (the “SEC”) on November 9, 2004 (the “Original Filing”). This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Original Filing is being filed to reflect the adjustments and restatement of its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 and September 30, 2003 for certain changes resulting from the 2003 restatement, as described below, and to reflect the adjustments to the December 31, 2003 consolidated balance sheet as presented in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2003 as filed with the SEC on April 13, 2005.

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
For the three months ended
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

The Company identified certain revisions in classification during the preparation of the 2003 restated financial statements. Therefore, for the consolidated financial statements for the quarter ended September 30, 2004, the following adjustments were made to conform to the 2003 restated financial statements:

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

Part I

•       Item 1.      Condensed Consolidated Financial Statements

•       Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

•       Item 3.      Quantitative and Qualitative Disclosures about Market Risk

•       Item 4.      Controls and Procedures

Amendment No. 1 does not reflect events that have occurred after the November 9, 2004 filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the SEC, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the adjustments and restatement described above. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the original Form 10-Q.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2004	December 31, 2003
	(As Restated)(2)	(As Restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$755,093	$377,747
Short-term investments	44,883	48,617
Accounts receivable, net of allowances for doubtful accounts of $48,238 and $31,172 at September 30, 2004 and December 31, 2003, respectively	691,527	325,288
Accounts receivable, related parties	46,339	43,944
Notes receivable	24,877	11,362
Inventories	439,439	257,065
Deferred costs/Inventories at customer sites under contracts	151,986	542,060
Prepaids	82,690	139,103
Restricted cash and short-term investments	36,799	24,404
Other current assets	37,404	48,499
Total current assets	2,311,037	1,818,089
Property, plant and equipment, net	255,992	187,039
Long-term investments	25,428	24,066
Goodwill	113,544	100,180
Intangible assets, net	60,543	44,051
Other long-term assets	83,374	70,625
Total assets	$2,849,918	$2,244,050
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable and short-term debt	$176,566	$—
Accounts payable	336,390	251,122
Income taxes payable	14,268	14,265
Customer advances	271,476	450,499
Deferred revenue	57,874	44,958
Other current liabilities	192,378	173,911
Total current liabilities	1,048,952	934,755
Convertible subordinated notes	410,655	410,655
Total liabilities	1,459,607	1,345,410
Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	5,436	5,309
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 113,963,558 and 104,272,477 at September 30, 2004 and December 31, 2003, respectively	143	131
Additional paid-in capital	1,116,292	654,483
Deferred stock compensation	(7,233)	(7,761)
Retained earnings	273,652	243,058
Accumulated other comprehensive income	2,021	3,420
Total stockholders’ equity	1,384,875	893,331
Total liabilities, minority interest and stockholders’ equity	$2,849,918	$2,244,050

(1)             See the Company’s filing on Form 10-K/A filed with the SEC.

(2)             See Note 25 to the condensed consolidated financial statements.

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(As Restated)(1)		(As Restated)(1)
Net sales
Unrelated parties	$613,016	$558,328	$1,892,298	$1,176,014
Related parties	32,000	26,054	64,637	144,722
	645,016	584,382	1,956,935	1,320,736
Cost of sales
Unrelated parties	488,363	390,025	1,435,135	832,554
Related parties	19,519	8,255	32,361	51,891
Gross profit	137,134	186,102	489,439	436,291
Operating expenses:
Selling, general and administrative	74,916	57,371	209,689	129,917
Research and development	56,026	44,723	154,276	107,613
In-process research and development	—	161	1,400	10,809
Amortization of intangible assets	3,639	3,081	9,946	5,259
Total operating expenses	134,581	105,336	375,311	253,598
Operating income	2,553	80,766	114,128	182,693
Interest income	1,339	530	4,530	2,172
Interest expense	(1,206)	(1,506)	(3,428)	(3,463)
Other income, net	1,162	670	14,211	4,118
Equity in loss of affiliated companies	(727)	(1,560)	(2,925)	(4,280)
Income before income taxes and minority interest	3,121	78,900	126,516	181,240
Income tax expense (benefit)	(1,906)	13,661	22,773	31,383
Minority interest in earnings of consolidated subsidiaries	(40)	(35)	(127)	(35)
Net income	$4,987	$65,204	$103,616	$149,822
Basic earnings per share	$0.04	$0.63	$0.91	$1.45
Diluted earnings per share	$0.04	$0.50	$0.78	$1.23
Weighted average shares used in per-share calculation:
—Basic	113,945	102,814	114,110	103,607
—Diluted	133,226	131,914	136,214	124,043

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

See accompanying notes to condensed consolidated financial statements.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended Sepember 30,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,616	$149,822
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	52,563	30,293
Non-qualified stock option exercise tax benefits	3,612	12,605
Net loss on sale of assets	7	744
Loss on sale of notes receivable	—	1,931
In-process research and development costs	1,400	10,809
Amortization of debt issuance costs	1,749	1,359
Warrants adjustment to fair value	(46)	(64)
(Gain) loss on sale of investment	(2,116)	73
Net loss on long-term investments	1,608	63
Stock compensation expense	327	3,236
Provision for doubtful accounts	17,552	1,150
Inventory provision	21,190	9,715
Equity in loss of affiliated companies	2,925	4,280
Deferred income taxes	(6,865)	(2,960)
Minority interest in earnings of consolidated subsidiary	127	35
Changes in operating assets and liabilities:
Accounts receivable	(385,010)	(92,786)
Inventories	(202,171)	(222,870)
Deferred costs/Inventories at customer sites under contracts	390,074	(335,644)
Other current and non-current assets	54,729	(157,134)
Accounts payable	82,639	145,057
Income taxes payable	15	(2,615)
Customer advances	(183,054)	345,318
Deferred revenue	12,862	25,426
Other current liabilities	12,663	70,989
Net cash used in operating activities	(19,604)	(1,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(105,209)	(71,440)
Additions to long-term investments	(6,000)	(661)
Purchase of businesses, net of cash acquired	(43,980)	(112,415)
Issuance of notes receivable	—	(10,071)
Proceeds from disposal of property	—	21
Purchase of intellectual property licenses	(3,775)	—
Change in restricted cash	(7,512)	3,844
Purchase of short-term investments	(170,704)	(64,643)
Proceeds from sale of short-term investments	170,280	177,923
Net cash used in investing activities	(166,900)	(77,442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	18,402	51,229
Purchase of bond hedge and call option	—	(43,792)
Net proceeds from borrowing	215,000	414,821
Repayments of Borrowings	(40,000)	—
Repurchase of stock	(107,567)	(139,609)
Proceeds from stockholder notes	—	28
Proceeds from equity offering	474,554	—
Net cash provided by financing activities	560,389	282,677
Effect of exchange rate changes on cash	3,461	74
Net increase in cash and cash equivalents	377,346	204,141
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,747	231,944
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$755,093	$436,085

(1)                See the Company’s filing on Form 10-K/A filed with the SEC.

(2)                See Note 25 to the condensed consolidated financial statements.

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

The following is a summary of the calculation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(As Restated)(1)		(As Restated)(1)
Numerator:
Net income (for basic EPS computation)	$4,987	$65,204	$103,616	$149,822
Effect of Dilutive Securities 7/8% Convertible Subordinated Notes	816	1,098	2,663	2,473
Net income adjusted for dilutive securities	$5,803	$66,302	$106,279	$152,295
Denominator:
Shares used to compute basic EPS	113,945	102,814	114,110	103,607
Dilutive common stock equivalent shares:
Stock options	1,994	8,352	4,442	6,407
Written call option	—	3,341	349	849
Conversion of convertible subordinated notes	16,919	16,919	16,919	12,581
Warrants	—	30	12	29
Unvested acquisition-related stock	368	458	382	570
Shares used to compute diluted EPS	133,226	131,914	136,214	124,043
Basic earnings per share	$0.04	$0.63	$0.91	$1.45
Diluted earnings per share	$0.04	$0.50	$0.78	$1.23

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(As Restated)(1)		(As Restated)(1)
Basic
Net income:
As reported	$4,987	$65,204	$103,616	$149,822
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	59	115	257	2,304
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(8,817)	(7,199)	(25,471)	(21,409)
Pro forma net income	$(3,771)	$58,120	$78,402	$130,717
Basic income per share:
As reported	$0.04	$0.63	$0.91	$1.45
Pro forma	$(0.03)	$0.57	$0.69	$1.26
Diluted
Net income:
As reported	$4,987	$65,204	$103,616	$149,822
Effect of dilutive securities 7/8% Convertible subordinated notes	—	1,098	2,663	2,473
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	59	115	257	2,304
Deduct: Total compensation expense determined under fair value method for all awards, net of related tax effects	(8,817)	(7,199)	(25,471)	(21,409)
Pro forma net income	$(3,771)	$59,218	$81,065	$133,190
Diluted income per share:
As reported	$0.04	$0.50	$0.78	$1.23
Pro forma	$(0.03)	$0.46	$0.61	$1.11

(1)             See the Company’s filing on Form 10-K/A filed with the SEC.

5.   COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(As Restated)(1)		(As Restated)(1)
Net income	$4,987	$65,204	$103,616	$149,822
Unrealized gains (losses) on investments	(1,829)	(309)	(1,350)	874
Change in cumulative translation adjustments	(550)	663	(48)	619
Total comprehensive income	$2,608	$65,558	$102,218	$151,315

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

9.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

	Nine months ended September 30,
	2004	2003
	(in thousands)
Cash paid during the period for:
Interest	$3,860	$2,627
Income taxes	$9,137	$37,178

	Nine months ended September 30,
	2004	2003
	(in thousands)
Non-cash operating activities were as follows:
Accounts receivable transferred to notes receivable	$64,003	$256,526

10.   INVENTORIES AND DEFERRED COSTS/INVENTORIES AT CUSTOMER SITES UNDER CONTRACTS:

As of September 30, 2004 and December 31, 2003, total inventories and deferred costs/inventories at customer sites under contracts consist of the following:

	September 30, 2004	December 31, 2003
	(As Restated)(2)	(As Restated)(1)
	(in thousands)
Inventories
Raw materials	$183,468	$66,753
Work-in-process	84,508	51,116
Finished goods	56,268	48,206
Finished goods on consignment at reseller	7,569	—
Inventories at customer sites without contracts	107,626	90,990
	$439,439	$257,065
Deferred costs/Inventories at customer sites under contracts
Finished goods	$151,986	$542,060

(1)   See the Company’s filing on Form 10-K/A filed with the SEC.

(2)   See Note 25 to the condensed consolidated financial statements.

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

Pro Forma
adjustments to reflect
depreciation and
amortization
UT Starcom, Inc.		TELOS Technology, Inc.		Hyundai Syscomm, Inc.		of acquired assets		Pro Forma Results
		For the		For the
Nine	Nine	period	Nine	period	Nine	Nine	Nine	Nine	Nine
Months	Months	from	Months	from	Months	Months	Months	Months	Months
Ended	Ended	January 1	Ended	January 1	Ended	Ended	Ended	Ended	Ended
September 30,	September 30,	to May 18,	September 30,	to April 27,	September 30,	September 30,	September 30,	September 30,	September 30,
2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
	(As Restated)(1)								(As Restated)(1)
(In thousands, except per share data)
Proforma adjusted net revenue	$1,956,935	$1,320,736	$1,689	$5,837	$2,872	$16,327	$—	$—	$1,961,496	$1,342,900
Proforma adjusted net income(loss)	$103,616	$149,822	$(3,953)	$(7,712)	$(4,548)	$(10,267)	$(2,123)	$(3,993)	$92,992	$127,850
Proforma adjusted basic earnings(loss) per share	$0.91	$1.45							$0.81	$1.23
Proforma adjusted diluted earnings(loss) per share	$0.78	$1.23							$0.70	$1.05

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

12.   GOODWILL AND INTANGIBLE ASSETS:

As of September 30, 2004 and December 31, 2003, goodwill and other acquired intangible assets consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(in thousands)
Goodwill	$126,367	$113,003
Less accumulated amortization	(12,823)	(12,823)
	$113,544	$100,180
Identified intangible assets:
Existing technology	$43,081	$23,630
Less accumulated amortization	(13,098)	(7,255)
	$29,983	$16,375
Customer relationships	$32,820	$27,820
Less accumulated amortization	(4,043)	(1,623)
	$28,777	$26,197
Trade names	$940	$940
Less accumulated amortization	(627)	(274)
	$313	$666
Backlog	$1,950	$1,950
Less accumulated amortization	(1,950)	(1,137)
	$—	$813
Non-compete agreement	$760	$—
Less accumulated amortization	(106)	—
	$654	$—
Royalty licenses	$890	$—
Less accumulated amortization	(74)	—
	$816	$—
Total intangible assets	$60,543	$44,051

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

13.   LONG-TERM INVESTMENTS:

The Company’s investments are as follows (in thousands):

	September 30, 2004	December 31, 2003
Softbank China	$5,294	$5,308
Infinera	1,902	—
Cellon International	8,000	8,000
Restructuring Fund No. 1	1,836	1,861
Global Asia Partners L.P.	1,150	1,653
Fiberxon Inc.	3,000	2,000
InterWave Communications International Ltd.	790	3,319
Joint Venture with Matsushita	—	517
Immenstar	2,000	—
Others	1,456	1,408
Total	$25,428	$24,066

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

ImmenStar

On September 28, 2004, the Company invested $2 million in the Series A preferred stock of ImmenStar, Inc. (“ImmenStar”). ImmenStar is a development stage company that is designing a chip which can be used in the Company’s product. The Company has reviewed the criteria of FASB Interpretation 46, Consolidation of Variable Interest Entities (“FIN 46”) and evaluated its relationship with ImmenStar. Based on its preliminary review, the Company has determined that ImmenStar is a variable interest entity and that the Company is the primary beneficiary. Consequently, the results of operations and accounts of Immenstar will be consolidated within the Company’s accounts.

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

14.   DEBT:

The following represents the outstanding borrowings at September 30, 2004 and December 31, 2003 (in thousands):

Note	Rate	Maturity	September 30, 2004	December 31, 2003
			(As Restated)(2)	(As Restated)(1)
Bank of China	2.58%	February 26, 2005	$40,000	$—
Bank of China	2.77%	March 28, 2005	30,000	—
CITIC Industrial Bank	2.78%	February 27, 2005	10,000	—
CITIC Industrial Bank	2.97%	March 29, 2005	20,000	—
Shanghai Pudong Development Bank	2.91%	March 24, 2005	30,000	—
Industrial and Commercial Bank of China	3.04%	September 24, 2005	45,000	—
Notes Payable	0%	October - December 2004	1,566	1
Bank Loan	4.94%	January 2006	8,155	8,155
Convertible Subordinated Notes	7/8%	March 1, 2008	402,500	402,500
Total Debt			$587,221	$410,656
Long-term debt			410,655	410,655
Short-term debt			$176,566	$1

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

(2)          See Note 25 to the condensed consolidated financial statements.

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

The Company has a bank loan in connection with a purchase of long-term asset resulting from the consolidation of MDC Holding and its affiliated entities (“MDC”). On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the long-term asset. The Company assumed the obligations of the bank loan and related asset on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. At September 30, 2004, the Company did not serve as legal obligor for the bank loan.

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

This class action lawsuit is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes that the allegations and claims in this lawsuit are without merit and that it has valid defenses, and it intends to contest such allegations and claims and defend itself vigorously. At a minimum, this litigation could result in substantial costs and divert management’s attention and resources, which could seriously harm the Company’s business. No loss amount has been accrued because a loss is not considered probable or estimable.

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

Geographical area and product sales data are as follows (in thousands):

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	(in thousands)
Sales by region
China	$589,552	91%	$518,194	89%	$1,778,440	91%	$1,119,672	85%
Japan	34,075	5%	33,042	6%	75,606	4%	153,629	12%
Other	21,389	4%	33,146	5%	102,889	5%	47,435	3%
TOTAL NET SALES	$645,016	100%	$584,382	100%	$1,956,935	100%	$1,320,736	100%
Sales by product line
Wireless infrastructure	$425,845	66%	$199,844	34%	$1,190,020	61%	$467,694	35%
Subscriber handsets	160,373	25%	333,602	57%	591,106	30%	660,690	50%
Wireline products	58,798	9%	50,936	9%	175,809	9%	192,352	15%
TOTAL NET SALES	$645,016	100%	$584,382	100%	$1,956,935	100%	$1,320,736	100%

Long-lived assets by geography, consisting of property, plant and equipment, goodwill and intangible assets, are as follows (in thousands):

	September 30,	December 31,
	2004	2003
	(As Restated)(2)	(As Restated)(1)
U.S.	$140,384	$155,240
Foreign	297,872	184,407
Total long-lived assets	$438,256	$339,647

(1)          See the Company’s filing on Form 10-K/A filed with the SEC.

(2)          See Note 25 to the condensed consolidated financial statements.

19.   RELATED PARTY TRANSACTIONS:

Softbank

The Company recognized revenue of $32.0 million and $64.6 million for the three and nine months ended September 30, 2004, respectively, and $26.1 million and $144.7 million for the three and nine months ended September 30, 2003, respectively , with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!” The Company provides ADSL technology to SBBC which was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. In addition, the Company supports SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“Gepon”) product as well as its multiservice optical transport product (“NetRing(TM)”). Revenue recognized for the GEPON product for the three months ended September 30, 2004 was $14.3 million. Both the GEPON and NetRing(TM) product contracts were awarded to the Company through reverse auctions. Included in accounts receivable at September 30, 2004 and December 31, 2003 were $46.3 million and $43.9 million, respectively, related to this agreement. There were insignificant amounts included in deferred revenue in respect of this agreement at September 30, 2004 and no amounts included in deferred revenue in respect of this agreement at December 31, 2003.

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

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid $0.3 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom. The Company paid $0.7 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom.

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

25.   RESTATEMENT OF FINANCIAL STATEMENTS:

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

The Company identified certain revisions in classification during the preparation of the 2003 restated financial statements. Therefore, for the consolidated financial statements for the quarter ended September 30, 2004, the following adjustments were made to conform to the 2003 restated financial statements:

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

The following table shows the effect on the line items of the adjustments and other revisions in classification resulting from the 2003 restatements in the comparative consolidated financial statements (in thousands, except per share data):

	As Previously	As
	Reported	Restated
Balance Sheets, as of September 30, 2004:
Current assets:
Cash and cash equivalents	$751,320	$755,093
Accounts receivable, net of allowances for doutful accounts	691,160	691,527
Inventories	439,412	439,439
Deferred costs/Inventories at customer sites under contract	168,903	151,986
Prepaids	79,849	82,690
Other current assets	41,313	37,404
Property, plant and equipment, net	255,029	255,992
Other long-term assets	53,427	83,374
Current liabilities:
Accounts payable	336,444	336,390
Income taxes payable	16,783	14,268
Customer advances	279,631	271,476
Other current liabilities	191,606	192,378
Long-term debt	402,500	410,655
Minority interest in consolidated subsidiaries	687	5,436
Stockholders’ equity:
Additional paid-in capital	1,115,433	1,116,292
Retained earnings	260,371	273,652
Statements of Cash Flows, for the nine months ended September 30, 2004:
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	373,974	377,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	751,320	755,093
Statements of Operations, for the three months ended September 30, 2003:
Income tax expense	19,725	13,661
Net income	59,140	65,204
Earnings per share
Basic	0.58	0.63
Diluted	0.46	0.50
Statements of Operations, for the nine months ended September 30, 2003:
Income tax expense	45,310	31,383
Net income	135,895	149,822
Earnings per share
Basic	1.31	1.45
Diluted	1.12	1.23
Statements of Cash Flows, for the nine months ended September 30, 2003:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	135,895	149,822
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Income taxes payable	11,312	(2,615)

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

RESTATEMENT

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, presented in comparative format, gives effect to the 2003 restatement discussed in Note 25 to the consolidated financial statements included in Item I.

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

Transactions with Softbank and Affiliated Entities

The Company recognized revenue of $32.0 million and $64.6 million for the three and nine months ended September 30, 2004, respectively, and $26.1 million and $144.7 million for the three and nine months ended September 30, 2003, respectively, with respect to sales of telecommunications equipment to SBBC, an affiliate of SOFTBANK America Inc., which is a significant stockholder of the Company. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO BB!” The Company provides ADSL technology to SBBC which was competitively bid and the terms of this contract were on terms no more favorable than those with unrelated parties. In addition, the Company supports SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“Gepon”) product as well as its multiservice optical transport product (“NetRing(TM)”). Revenue recognized for the GEPON product for the three months ended September 30, 2004 was $14.3 million. Both the GEPON and NetRing(TM) product contracts were awarded to the Company through reverse auctions. Included in accounts receivable at September 30, 2004 and December 31, 2003 were $46.3 million and $43.9 million, respectively, related to this agreement. There were insignificant amounts included in deferred revenue in respect of this agreement at September 30, 2004 and no amounts included in deferred revenue in respect of this agreement at December 31, 2003.

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

On April 5, 2003, we repurchased 8.0 million shares of our common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK

America Inc. entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of September 30, 2004, SOFTBANK America Inc. beneficially owned approximately 12.9% of our outstanding stock.

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of our Board of Directors. We paid $0.3 million and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom. We paid $0.7 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively, for engineering consulting and employee placement services from Starcom.

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

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
	2004	sales	2003	sales	2004	sales	2003	sales
	(in thousands)				(in thousands)
Selling, general and administrative (“SG&A”) expenses	$74,916	11%	$57,371	10%	$209,689	10%	$129,917	10%
Reasearch and development (“R&D”)	56,026	9%	44,723	7%	154,276	8%	107,613	8%
In-process research and development (“IPR&D”)	—	0%	161	0%	1,400	0%	10,809	1%
Amortization of intangible assets	3,639	1%	3,081	1%	9,946	1%	5,259	0%
TOTAL OPERATING EXPENSES	$134,581	21%	$105,336	18%	$375,311	19%	$253,598	19%

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

INCOME TAX EXPENSE

Three months ended September 30, 2004 and 2003

Income tax expense for the three months ended September 30, 2003 was previously reported as $19.7 million and has been restated to $13.7 million, a decrease of $6.0 million. The decrease in tax expense is due to the correction of the 2003 effective tax rate from 25% to 17%. See Note 25 to the consolidated financial statements.

Income tax expense was a benefit of $1.9 million and expense of $13.7 million for the three months ended September 30, 2004 and 2003, respectively. The decrease in our income tax expense was primarily related to a decrease in our income before taxes for the three months ended September 30, 2004 compared to the corresponding period in 2003. Further contributing to the decrease in income tax expense was that during the first two quarters of 2004 our estimated effective tax rate was 20%. This rate was reduced to 18% in Q3 of 2004 and adjusted retroactively for the year due to our revised estimate of current year taxable income and the proportional level of profits expected in China relative to other higher tax rate jurisdictions.

Nine months ended September 30, 2004 and 2003

Income tax expense for the nine months ended September 30, 2003 was previously reported as $45.3 million and has been restated to $31.4 million, a decrease of $13.9 million. The decrease in tax expense is due to the correction of the 2003 effective tax rate from 25% to 17%. See Note 25 to the consolidated financial statements.

Income tax expense was $22.8 million and $31.4 million for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the decrease in income tax expense was due to lower net income before tax for the nine months ended September 30, 2004 compared to the corresponding period one year ago.

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

2003

Net cash used in operations for the nine months ended September 30, 2003 of $1.2 million was primarily due to an increase in inventory of $222.9 million, deferred costs/Inventories at customer sites under contracts of $335.6 million, accounts receivable of $92.8 million and other current and non-current assets of $157.1 million. This was partially offset by net income of $149.8 million, adjusted for non-cash charges including depreciation and amortization expense of $30.3 million and in-process research and development costs of $10.8 million, as well as an increase in accounts payable of $145.1 million and customer advances of $345.3 million.

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

Liquidity

Our working capital was $1.3 billion and $844.6 million at September 30, 2004 and 2003, respectively. This increase in working capital is comprised of increased cash on hand, to $755.1 million in cash and cash equivalents and $44.9 of short-term investments at September 30, 2004, from $436.1 million of cash and cash equivalents and $5.3 million of short-term investments at September 30, 2003. Our increase in working capital was also comprised of higher accounts receivable and lower deferred revenue and customer advances balances, offset by lower inventories and higher accounts payable balances. We believe that this working capital positions us to take advantage of strategic investment opportunities.

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

We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of September 30, 2004, we had cash, restricted cash, short-term investments and restricted short-term investments, of $836.8 million and lines of credit totaling $315.3 million available for future borrowings, $171.5 million of these expire in 2004 and $144 million of these facilities expire between 2005 and 2010. Of our total cash and short-term investment balance, $152.0 million is held in China where currency exchange controls exist. As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments are as follows:

	September 30, 2004
	Payments Due by Period
		Less than			More
	Total	1 year	1-3 years	3-5 years	than 5 years
	(As Restated)(1)		(As Restated)(1)
	(in thousands)
Contractual Obligations
Notes Payable	$176,566	$176,566	$—	$—	$—
Convertible Subordinated Notes	$402,500	$—	$—	$402,500	$—
Bank Loan	$8,155	$—	$8,155	$—	$—
Operating leases	$38,839	$17,606	$20,804	$429	$—
Other Commitments
Audiovox purchase price payable	$165,100	$165,100	$—	$—	$—
Other Commercial Commitments
Standby letters of credit	$36,333	$36,333	$—	$—	$—
Purchase commitments	$72,400	$72,400	$—	$—	$—

(1)          See Note 25 to the condensed consolidated financial statements.

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

Bank Loan

We have a bank loan in connection with a purchase of long-term asset resulting from the consolidation of MDC Holding and its affiliated entities (“MDC”). On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the long-term asset. We assumed the obligations of the bank loan and related asset on January 23, 2003, which were subsequently transferred to MDC on December 31, 2003. The bank loan of $8.2 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006. At September 30, 2004, we did not serve as legal obligor for the bank loan.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On October 13, 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, “ The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.” The consensus reached by the EITF indicates that all issued securities that have embedded contingent conversion features that are market price contingencies based on an entity’s own stock, should be included in diluted earnings per share, if dilutive, regardless of whether the contingency has been met. The consensus also addressed the treatment of a security that has two contingent conversion features, where on of those contingent conversion features is a market price contingency based on an entity’s own stock and the other is not. As currently ratified, the effective date of this consensus is for reporting periods ending after December 15, 2004. In anticipation of the adoption of this consensus effective for the quarter, and year, ended December 31 2004, the Company has elected to provide additional “if converted” per share information based on the inclusion of the Company’s issued and outstanding 7/8% Convertible Subordinated Notes in the diluted earnings per share computation. Refer to Note 3, Earnings Per Share.

On October 13, 2004, the FASB ratified the consensus reached in EITF Issue No. 04-1, “ Accounting for Preexisting Relationships between the Parties to a Business Combination.” The consensus reached by the EITF indicates that the consummation of a business combination between two parties that have a pre-existing contractual relationship, should be evaluated if a settlement of a pre-existing contractual relationship exists, thus requiring accounting separate from the business combination. The consensus also addresses (a) whether gain recognition should be permitted in these situations, (b) how the settlement of a pre-existing executory contract should be measured, and (c) whether the acquirer should recognize as part of the business combination the re-acquisition of a right that the acquirer had previously granted to the acquired entity and, if so, whether that re-acquired right should be recognized as an intangible asset apart from goodwill. The consensus will also require specific disclosures related to the pre-existing relationship and the accounting for its settlement. The Company is currently evaluating the impact of this pronouncement.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.9% of our outstanding stock as of September 30, 2004 . As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at September 30, 2004:

(As Restated)(1)
(in thousands, except interest rates)
Cash and cash equivalents	$755,093
Average interest rate	0.89%
Restricted cash	11,482
Average interest rate	1.18%
Restricted short-term investments	25,317
Average interest rate	1.67%
Short-term investments	44,883
Average interest rate	1.48%
Total investment securities	$836,775
Average interest rate	0.95%

(1)          See Note 25 to the condensed consolidated financial statements.

Concentration of Credit Risk and Major Customers:   The table below outlines our sales to, and the accounts receivable balances with respect to our largest customers:

For the three			For the nine
months ended September 30,			months ended September 30,
		% of			% of
	% of Net	Accounts		% of Net	Accounts
2004	Sales	Receivable	2004	Sales	Receivable
B	13%	16%	A	14%	8%
C	12%	11%	B	12%	16%

2003			2003
C	12%	11%	D	11%	17%
A	13%	3%	E	11%	9%

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

As of the end of the period covered by the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2004 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K. Investors are directed to Item 9A of the 2004 Form 10-K for the description of these material weaknesses.

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

Management’s Remediation Initiatives

In response to the matters discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement subsequent to September 30, 2004 the specific measures described below to remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting subsequent to September 30, 2004 to address the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.

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

[None.]

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

[None.]

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

[None.]

ITEM 5—OTHER INFORMATION

Our directors, officers, or employees have entered, and may from time to time enter, into good faith trading plans pursuant to SEC Rule 10b5-1(c).

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION
10.102*(1)	Continuous Basic Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.103*(1)	Sale and Purchase Agreement between Japan Telecom Co., Ltd., and Telecom Sales and Marketing K.K., dated August 20, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1)          Previously filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: June 3, 2005	By:	/s/ HONG LIANG LU
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: June 3, 2005	By:	/s/ MICHAEL J. SOPHIE
Michael J. Sophie
Executive Vice President, Chief Operating Officer, and Acting Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT DESCRIPTION
10.102*(1)	Continuous Basic Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.103*(1)	Sale and Purchase Agreement between Japan Telecom Co., Ltd., and Telecom Sales and Marketing K.K., dated August 20, 2004.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

(1)          Previously filed with the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, as filed with the Securities and Exchange Commission on November 9, 2004.