Form 10-Q
period 2005-06-30
UTSTARCOM INC
filed 2005-08-09
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 4, 2005 there were 118,330,410 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$350,324	$562,532
Short-term investments	31,402	136,283
Accounts receivable, net of allowances for doubtful accounts of $82,221 and $49,438 at June 30, 2005 and December 31, 2004, respectively	759,400	719,625
Accounts receivable, related parties, net of $94 and $1,769 at June 30, 2005 and December 31, 2004, respectively	91,887	86,988
Notes receivable	30,815	26,982
Inventories	535,780	590,832
Deferred costs/Inventories at customer sites under contracts	214,645	198,155
Prepaids	66,394	112,525
Current deferred taxes	42,868	143,123
Short-term restricted cash and investments	32,607	33,347
Other current assets	33,297	42,058
Total current assets	2,189,419	2,652,450
Property, plant and equipment, net	273,027	268,759
Long-term investments	37,099	35,590
Goodwill	196,037	180,627
Intangible assets, net	89,100	98,211
Other long-term assets	71,784	80,368
Total assets	$2,856,466	$3,316,005

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$431,361	$407,536
Short-term debt	265,236	351,183
Income taxes payable	1,814	143,778
Customer advances	103,262	323,938
Deferred revenue	88,784	66,941
Other current liabilities	250,988	241,577
Total current liabilities	1,141,445	1,534,953

Long-term debt	364,800	410,655
Total liabilities	1,506,245	1,945,608

Commitments and contingencies (Note 15)
Minority interest in consolidated subsidiaries	5,290	5,025
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 116,480,951 and 114,486,632 at June 30, 2005 and December 31, 2004, respectively	146	144
Additional paid-in capital	1,138,374	1,123,065
Deferred stock compensation	(4,584)	(6,102)
Retained earnings	206,745	243,452
Accumulated other comprehensive income	4,250	4,813
Total stockholders’ equity	1,344,931	1,365,372
Total liabilities, minority interest and stockholders’ equity	$2,856,466	$3,316,005

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales
Unrelated party	$692,315	$668,552	$1,298,475	$1,279,282
Related party	30,646	21,076	326,281	32,637
	722,961	689,628	1,624,756	1,311,919
Cost of net sales
Unrelated party	596,785	505,247	1,134,423	946,772
Related party	16,729	8,111	142,697	12,842
Gross profit	109,447	176,270	347,636	352,305
Operating expenses:
Selling, general and administrative	102,808	67,830	211,018	134,773
Research and development	65,621	52,592	132,281	98,250
In-process research and development	660	1,400	660	1,400
Amortization of intangible assets	6,776	3,334	13,748	6,307
Restructuring costs	15,127	—	15,127	—
Total operating expenses	190,992	125,156	372,834	240,730

Operating income (loss)	(81,545)	51,114	(25,198)	111,575

Interest income	1,452	1,838	2,801	3,191
Interest expense	(4,711)	(1,139)	(8,989)	(2,221)
Other income, net	8,867	4,263	2,020	13,048
Income (loss) before income taxes, minority interest and equity in loss of affiliated companies	(75,937)	56,076	(29,366)	125,593
Income tax expense (benefit)	(1,485)	10,975	6,399	24,679
Minority interest in (earnings) losses of consolidated subsidiaries	313	(37)	91	(87)
Equity in loss of affiliated companies	(574)	(1,201)	(1,033)	(2,198)
Net income (loss)	$(74,713)	$43,863	$(36,707)	$98,629

Earnings (Loss) per share - Basic	$(0.65)	$0.39	$(0.32)	$0.86
Earnings (Loss) per share - Diluted	$(0.65)	$0.33	$(0.32)	$0.73

Weighted average shares used in per-share calculation:
- Basic	114,880	113,773	114,702	114,193
- Diluted	114,880	136,095	114,702	137,709

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,707)	$98,629
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	51,411	33,988
Net loss on sale of assets	3,684	66
Amortization of debt issuance costs	1,166	1,166
Warrants adjustment to fair value	—	32
Loss on asset impairment	6,739	—
In-process research and development	660	1,400
Net loss on long-term investments	—	469
Stock compensation expense	1,153	245
Provision for doubtful accounts	33,609	9,485
Inventory provision	28,241	15,853
Equity in loss of affiliated companies	1,033	2,198
Deferred income taxes	97,466	(4,546)
Minority interest in earnings (losses) of consolidated subsidiary	(91)	87
Gain on extinguishment of debt	(11,094)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(78,538)	(179,074)
Inventories	41,929	(192,985)
Deferred costs/Inventories at customer sites under contracts	(26,927)	223,337
Other current and non-current assets	58,531	2,112
Accounts payable	24,830	136,856
Income taxes payable	(142,053)	14,867
Customer advances	(226,307)	(309,772)
Deferred revenue	21,871	4,493
Other current liabilities	10,033	22,549
Net cash used in operating activities	(139,361)	(118,545)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(46,325)	(62,466)
Investment in affiliates, net of cash acquired	(2,550)	(1,000)
Purchase of business	(23,806)	(44,711)
Proceeds from disposal of property	663	—
Purchase of technology licenses	(750)	(3,540)
Change in restricted cash	2,708	(8,677)
Purchase of short-term investments	(123,768)	(132,654)
Proceeds from sale of short-term investments	228,649	97,369
Net cash provided by (used in) investing activities	34,821	(155,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	4,223	17,672
Net proceeds from borrowing	278,381	—
Repayments of borrowings	(373,081)	—
Repurchase of stock	—	(107,567)
Cash paid to extinguish debt	(15,781)	—
Capital contributions from minority interests	356	—
Proceeds from equity offering	—	474,554
Net cash provided by (used in) financing activities	(105,902)	384,659
Effect of exchange rate changes on cash	(1,766)	358
Net increase (decrease) in cash and cash equivalents	(212,208)	110,793
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	562,532	377,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$350,324	$488,540

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$8,179	$1,773
Income taxes	11,387	3,818
Non-cash operating activity
Accounts receivable transferred to notes receivable	34,551	55,876

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

The accompanying financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2004 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

3.                                                                                      EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income available to holders of common stock by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined by adjusting net income as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of employee stock options, a written call option, warrants, convertible subordinated notes and unvested acquisition-related stock options. Potentially dilutive shares are excluded from the computation of diluted net loss per share in which their effect would be anti-dilutive.

The following is a summary of the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Numerator:

Net income (loss) for basic EPS computation	$(74,713)	$43,863	$(36,707)	$98,629

Effect of dilutive securities 7/8% convertible subordinated notes	—	884	—	1,798
Net income (loss) adjusted for dilutive securities	$(74,713)	$44,747	$(36,707)	$100,427

Denominator:

Shares used to compute basic EPS	114,880	113,773	114,702	114,193
Dilutive common stock equivalent shares:
Stock options	—	5,010	—	5,668
Written call option	—	—	—	523
Conversion of convertible subordinated notes	—	16,919	—	16,919
Warrants	—	5	—	17
Unvested acquisition-related stock	—	388	—	389
Shares used to compute diluted EPS	114,880	136,095	114,702	137,709

Earnings (loss) per share - basic	$(0.65)	$0.39	$(0.32)	$0.86
Earnings (loss) per share - diluted	$(0.65)	$0.33	$(0.32)	$0.73

Potentially dilutive shares are excluded from the computation of diluted net loss per share in which their effect would be anti-dilutive for the three and six months ended June 30, 2005.

Certain potential shares related to employee stock options outstanding during the three and six months ended June 30, 2004 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the Company’s common stock during the periods and, accordingly, their effect is anti-dilutive under the treasury stock method. For the three and six months ended June 30, 2004, these shares totaled 2.0 million with a weighted average exercise price of $36.56 per share and 1.8 million shares with a weighted average exercise price of $37.49 per share, respectively.

The Company has 7/8% convertible subordinated notes (“Notes”) outstanding which are eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s closing stock price exceeds a specified threshold as of the last trading day of the immediately preceding fiscal quarter. In September 2004, the EITF reached a consensus related to EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” which requires contingently convertible debt instruments to be treated as “if converted” for the purpose of computing the earnings per share.  The conversion is assumed in this diluted EPS computation for the three and six months ended June 30, 2004.

The net income for the diluted EPS computation reflects the reduction in interest expense of $0.9 million and $1.8 million, net of tax, for the three and six months ended June 30, 2004, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

In connection with the issuance of the Notes in March 2003, the Company entered into convertible bond hedge and call option transactions to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.

For the six months ended June 30, 2004, the dilutive and anti-dilutive effects of the call option and the bond hedge were derived by taking the weighted average effects of the first and second quarters, in accordance with SFAS 128. The average price of the Company’s stock exceeded both the specified strike prices of the convertible bond hedge and call option transactions and, therefore, the dilutive effect of the 0.5 million shares with respect to the call option transaction is included in the diluted earnings per share calculation.  The convertible bond hedge, under SFAS 128, is always anti-dilutive.

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

The following table illustrates the effect on net income or loss and earnings or loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004

Basic

Net income (loss):
As reported	$(74,713)	$43,863	$(36,707)	$98,629
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	412	120	822	175
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(5,739)	(9,092)	(12,017)	(17,057)
Pro forma net income (loss)	$(80,040)	$34,891	$(47,902)	$81,747

Basic income (loss) per share:
As reported	$(0.65)	$0.39	$(0.32)	$0.86
Pro forma	$(0.70)	$0.31	$(0.42)	$0.72

Diluted

Net income (loss):
As reported	$(74,713)	$43,863	$(36,707)	$98,629
Effect of dilutive securities 7/8% Convertible subordinated notes	—	884	—	1,798
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	412	120	822	175
Deduct: Total compensation expense determined under fair value method for all awards, net of related tax effects	(5,739)	(9,092)	(12,017)	(17,057)
Pro forma net income (loss)	$(80,040)	$35,775	$(47,902)	$83,545

Diluted income (loss) per share:
As reported	$(0.65)	$0.33	$(0.32)	$0.73
Pro forma	$(0.70)	$0.27	$(0.42)	$0.62

The following assumptions were used to calculate the fair values

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Stock Options:

Expected remaining term in years	3	3	3	3
Weighted average risk-free interest rate	3.77%	2.90%	3.71%	2.75%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Volatility	71.00%	56.50%	67.16%	60.25%

5.                                                                                      COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Net income (loss)	$(74,713)	$43,863	$(36,707)	$98,629
Unrealized gain (loss) on investments	(8)	712	(8)	479
Foreign currency translation	(81)	(173)	(556)	501
Total comprehensive income	$(74,802)	$44,402	$(37,271)	$99,609

6.                                                                                      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at June 30, 2005 or December 31, 2004. Short-term investments, consisting entirely of available-for-sale securities, were $31.4 million and $136.3 million at June 30, 2005 and December 31, 2004, respectively. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income. Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  Such bank notes are negotiable instruments and classified as short-term investments.  The Company may discount these notes with banking institutions in China.  A sale of these notes is reflected as a reduction of short-term investments and the proceeds of the settlement of these notes are included in cash flows from investing activities in the consolidated statement of cash flows. Bank notes totaling $16.2 million and $73.1 million were sold during the three and six months ended June 30, 2005 and none for the three and six months ended June 30, 2004. Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received.  The cost of settling these notes receivable was $0.1 million and $0.6 million for the three and six months ended June 30, 2005.

7.                                                                                      SHORT-TERM RESTRICTED CASH AND INVESTMENTS:

At June 30, 2005, the Company had short-term restricted cash and investments of $32.6 million comprised of $29.4 million of restricted cash and $3.2 million of restricted short-term investments held for standby letters of credit and an escrow fund.  At December 31, 2004, the Company had restricted cash and short-term investments of $33.3 million primarily comprised of $24.3 million of restricted cash and $8.6 million of restricted short-term investments for standby letters of credit.

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

8.                                                                                      ACCOUNTS AND NOTES RECEIVABLE:

The Company accepts commercial notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. Notes receivable available for sale was $30.8 million and $27.0 million at June 30, 2005 and December 31, 2004, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. There were no notes receivable sold during the three and six months ended June 30, 2005 and 2004.

9.                                                                                      INVENTORIES:

As of June 30, 2005 and December 31, 2004, total inventories consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004

Inventories:

Raw materials	$100,918	$154,977
Work-in-process	57,929	65,551
Finished goods	300,529	271,357
Inventories at customer sites without contracts	76,404	98,947
Total Inventories	$535,780	$590,832

10.                                                                               ACQUISITIONS:

Pedestal

On May 13, 2005, the Company completed its acquisition of substantially all of the assets and certain liabilities of Pedestal Networks, Inc. (“Pedestal”).  Pedestal develops and designs Universal Broadband Server (“UBS”), an environmentally hardened, line-powered remote IP-based Digital Subscriber Line Access Multiplexer (“IP DSLAM”).  The acquisition was intended to assist in the Company’s expansion into digital subscriber line (“DSL”) and IP-based television (“IPTV”) by providing the Company with a strong remote broadband solution that is fully US certified and complements other existing DSL, IPTV and optical product families.  The total consideration for this transaction was $3.0 million.  Approximately $2.6 million in cash was paid at the closing date and an additional $0.4 million in cash is payable one year from the closing date in the absence of a material breach of the original contractual terms. The acquisition was accounted for under the purchase method of accounting.

The existing technology acquired included the entire Pedestal family of IP DSLAM and UBS.  The Company intends to integrate the Pedestal product line with the Company’s Triple-Play products and IPTV solutions.  In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”) and customer relationships.

At the acquisition, Pedestal had one project under development related to the gigabit ethernet product that qualified for IPR&D.  The gigabit ethernet project is focused on supporting a majority of Pedestal’s products and is considered 75% complete as of June 30, 2005.  In assessing Pedestal’s IPR&D project, the Company considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects.  The Company also considered the rate at which technology changes in the broadband equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.  The amount of the purchase price allocated to IPR&D of $0.7 million was charged to the Company’s results of operations.

The results of operations of Pedestal have been integrated with the “Broadband” segment and included in the Company’s Consolidated Statements of Operations beginning on the acquisition date of May 13, 2005.  The pro forma effects of this acquisition on the Company’s financial statements are not significant.

Subsequent to the May 13, 2005 acquisition of Pedestal, the Company completed the allocation of the purchase price based in part upon an independent valuation.  The estimated useful lives of the customer relationships and developed technology intangible assets are two years and five years, respectively.

The following table summarizes the final allocation of the purchase price for Pedestal based, in part, upon the final independent valuation:

(in thousands)

Fair value of tangible assets acquired	$1,177
Fair value of liabilities assumed	(297)
Fair value of identified intangible assets:
Existing technology	1,319
IPR&D	660
Customer relationships	141
Total purchase price	$3,000

Giga

On October 29, 2004, the Company entered into an asset purchase agreement with Giga Telecom, Inc. (“Giga”), a Korean corporation that develops and designs wireless handsets. The acquisition is intended to facilitate the Company’s expansion into the CDMA handset market. The Company completed the acquisition on January 4, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account for six months.  The total consideration for the acquisition, funded from cash on hand, was approximately $18.4 million, including $2.0 million in acquisition-related transaction costs and a $1.5 million payment made previously to be applied against the purchase price.  An earn-out of up to $2.0 million may become payable upon completion of certain product design milestones.  As of June 30, 2005, no milestones have been met and no contingent payment was accrued.

The following table summarizes the allocation of the purchase price for Giga based, in part, upon an independent valuation:

(in thousands)

Fair value of tangible net assets	$458
Fair value of identified intangible assets:
Existing technology	1,200
Pre-existing royalty agreement	1,920
Excess of costs of acquiring Giga over fair value of identified net assets acquired (goodwill)	14,871

Total purchase price	$18,449

The excess of the purchase price over the fair value of the identified net assets of approximately $14.9 million was allocated to goodwill and assigned to the Handsets segment.  The goodwill created in this acquisition results from the decreased time to market and design related synergies.  This goodwill is tax deductible.

In accordance with EITF No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” a settlement gain of $0.4 million relating to the pre-existing royalty agreement was recognized and recorded under Research and Development expense in the Consolidated Statements of Operations. The purchased existing technology and pre-existing royalty agreement are to be amortized within a year.

The results of operations of Giga have been integrated with the “Handsets” segment and included in the Company’s Consolidated Statement of Operations subsequent to the acquisition.  The pro forma effects of this acquisition on the Company’s financial statements are not significant.

11.                                                                               GOODWILL AND INTANGIBLE ASSETS:

Goodwill:

As of June 30, 2005 and December 31, 2004, goodwill was $196.0 million and $180.6 million, respectively.

Effective in the first quarter of 2005, the Company realigned its business into five operating units and, accordingly, goodwill has been reallocated to the reporting units, using a relative fair value allocation approach prescribed in Statement of Financial Accounting

Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  The Company determined the relative fair value of each reporting unit based, in part, upon an independent valuation analysis.  The goodwill reallocation is reflected as follows:

(in thousands)	Goodwill

December 31, 2004:

China	$118,787
International	37,132
Personal Communications Division	24,708
Total	$180,627

(in thousands)	Goodwill

January 1, 2005:

Handsets	$74,003
Wireless	54,604
PCD	24,710
Broadband	23,210
Service	4,100
Total	$180,627

Giga acquisition	14,871
Effect of exchange rate changes	539

June 30, 2005	$196,037

Intangible Assets:

As of June 30, 2005 and December 31, 2004, intangible assets consisted of the following:

(in thousands)	June 30, 2005	December 31, 2004
Intangible assets:

Existing technology	$42,052	$39,530
Less accumulated amortization	(19,235)	(14,933)
	$22,817	$24,597

Customer relationships	$57,361	$57,220
Less accumulated amortization	(8,751)	(5,455)
	$48,610	$51,765

Supplier relationships	$5,300	$5,300
Less accumulated amortization	(1,767)	(442)
	$3,533	$4,858

Trade names	$4,940	$4,940
Less accumulated amortization	(1,829)	(966)
	$3,111	$3,974

Backlog	$5,150	$5,150
Less accumulated amortization	(4,083)	(2,483)
	$1,067	$2,667

Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(1,800)	$(450)
	$9,000	$10,350

Pre-existing royalty agreement	$1,925	$—
Less accumulated amortization	(963)	—
	$962	$—

Total intangible assets	$89,100	$98,211

Amortization expense was $6.7 million and $3.5 million for the three months ended June 30, 2005 and 2004, respectively, and was $13.7 million and $6.0 million for the six months ended June 30, 2005 and 2004, respectively.  The estimated aggregate amortization expense for intangibles for each of the five years from the year ended December 31, 2006 through the year ended December 31, 2010 is $19.2 million, $16.3 million, $13.0 million, $7.1 million and $5.2 million, and is $15.7 million thereafter.

The weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

(in years)	Weighted Average Life

Technology	3.5
Customer relationships	8.1
Supplier relationships	1.3
Trade names	2.3
Backlog	0.3
Non-compete	3.3
Pre-existing royalty agreement	0.5
Total	5.0

12.                                                                               LONG-TERM INVESTMENTS:

The Company’s investments are as follows:

(in thousands)	June 30, 2005	December 31, 2004

Softbank China	$5,294	$5,294
Cellon International	8,000	8,000
Restructuring Fund No. 1	2,402	1,836
Global Asia Partners L.P.	1,701	1,150
Fiberxon Inc.	3,000	3,000
Immenstar	2,000	2,000
Matsushita Joint Venture	6,360	7,959
GCT SemiConductor	3,000	3,000
Xalted Networks	2,000	—
Infinera	1,902	1,902
Others	1,440	1,449

Total	$37,099	$35,590

Softbank China

The Company has a $5.3 million investment in Softbank China, an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. This investment is intended to enable the Company to participate in the anticipated growth of Internet-related businesses in China. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The Company’s investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. The fund has a separate management team, and none of the Company’s employees are employed by the fund. Many of the fund’s investments are and will be in privately held companies, many of which are still in the start-up or development stages. These investments are inherently risky as the markets for the technologies or products the companies have under development are typically in the early stages and may never materialize. The Company accounts for this investment under the cost method. For additional information regarding transactions with SOFTBANK CORP., refer to Note 18, Related Party Transactions.

Cellon International

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”).  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million in each of April and December 2002. As of June 30, 2005, the Company had a 9% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of June 30, 2005, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments with Cellon.  For additional information regarding transactions with Cellon, refer to Note 18, Related Party Transactions.

Restructuring Fund No. 1

During fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting.  The Company had insignificant gain and loss for the three months ended June 30, 2005 and recorded $0.6 million equity gain for the six months ended June 30, 2005.  No significant gains or losses were recorded during the three and six months ended June 30, 2004.

Global Asia Partners, L.P.

In June 2002, the Company invested $1.0 million in Global Asia Partners L.P., $1.0 million in June 2003 and an additional capital contribution of $0.5 million in the second quarter of 2005, with a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular in India and China. The Company accounts for this investment under the equity method of accounting.   No significant gains or losses were recorded during the three and six months ended June 30, 2005 and 2004.

Fiberxon Inc.

In September 2002, the Company invested $2.0 million in Fiberxon, Inc. (“Fiberxon”), a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of June 30, 2005, the Company has not recorded any impairment in respect of this investment. For additional information regarding transactions with Fiberxon, refer to Note 18, Related Party Transactions.

Matsushita Joint Venture

In July, 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting.  The Company recorded equity losses of $0.6 million and $1.6 million for the three and six months ended June 30, 2005, respectively and $1.2 million and $2.2 million for the three and six months ended June 30, 2004, respectively.

Xalted Networks

In May 2005, the Company invested $2.0 million in Xalted Networks (“Xalted”). Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings.  The Company has less than a 10% ownership interest in Xalted and the investment is accounted for under the cost method.

13.                                                                               DEBT:

The following represents the outstanding borrowings at June 30, 2005 and December 31, 2004:

(in thousands)	June 30, 2005	December 31, 2004

Notes payable	$2,081	$1,183
Bank loans	263,455	358,155
Convertible subordinated notes	364,500	402,500

Total debt	$630,036	$761,838
Long-term debt	364,800	410,655
Short-term debt	$265,236	$351,183

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and typically non-interest bearing.  The Company had $2.1 million of these notes at June 30, 2005 included in short-term debt.

At June 30, 2005, the Company has loans with various banks totaling $255.0 million with interest rates ranging from 2.58% to 4.70% per annum.  These bank loans mature within twelve months and are included in short-term debt.

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

The Company has a bank loan in connection with a joint venture which the Company consolidated.  As of June 30, 2005, the bank loan amounts to $0.3 million, at an interest rate of 9.00% per annum, and expires in June 2008.  The Company does not serve as legal obligor for the loan.

The Company has available borrowing facilities of $614.9 million as of June 30, 2005. $302.3 million of these facilities expire in 2005 and $312.6 million of these facilities expire in 2006 with interest rates ranging from 2.58% to 4.70%. The Company has not guaranteed any debt not included in the consolidated balance sheet.

On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes (the “Notes”) due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 7/8% per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.1 million and have been recorded in other long-term assets and are being amortized over the life of the notes.

On June 24, 2005, the Company entered into an agreement to exchange 1,482,000 shares of Company’s common stock with a fair value of approximately $10.6 million and approximately $15.8 million in cash for $38.0 million aggregate principal amount of its outstanding Notes with one of its note holders.  The exchange was settled on June 29, 2005.  This exchange is considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes.  Accordingly, the Company recorded a gain of $11.1 million on such extinguishment included in Other Income in the Consolidated Statements of Operations, in accordance with provisions of SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

On June 30, 2005, the Company entered into a separate agreement to exchange 1,560,000 shares of the Company’s common stock with a fair value of approximately $11.7 million and $17.0 million in cash for $40.0 million aggregate principal amount of the Notes.  The exchange agreement was settled on July 7, 2005. This exchange is considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes and the resulting gain on the exchange of $10.8 million will be recorded in the third quarter of 2005.

Concurrent with the issuance of the Notes in March 2003, the Company entered into a convertible bond hedge and call option transaction at a cost of $43.8 million. The convertible bond hedge allowed the company to purchase 16.9 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allowed the holder to purchase 16.9 million shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.

The convertible bond hedge and call option were amended as a result of the aforementioned early extinguishment of the Notes.  As part of the amendment, the Company received proceeds of $0.9 million which were recorded against the additional paid-in capital. The amended convertible bond hedge allows the Company to purchase 15.3 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 15.3 million shares of the Company’s common stock from the Company at $32.025 per share.

The Company recorded these instruments at cost, and their carrying value at June 30, 2005 approximates their original cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

14.                                                                               WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Beginning of period	$57,862	$29,524	$46,596	$26,267
Accruals for warranties issued during the period	9,479	15,092	32,568	25,100
Settlements made during the period	(8,755)	(10,380)	(20,578)	(17,131)
Balance at end of period	$58,586	$34,236	$58,586	$34,236

Warranty obligations:

During the first quarter 2005, the Company incurred special warranty coverage for certain asynchronous digital subscriber line (“ADSL”) equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004.  Since the agreement to repair these parts exceed the Company’s normal warranty terms, the Company recorded a special warranty charge in the first quarter of $9.5 million. Completion of the repair of these units is expected to be completed by the end of 2005.

Other:

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

15.                                                                               COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2010.  The minimum future lease payments under the leases at June 30, 2005 were as follows:

(in thousands)	June 30, 2005

1 year	$18,561
2 year	12,172
3 year	6,771
4 year	5,014
5 year and after	6,404

Total minimum lease payments	$48,922

Rent expense for the three and six months ended June 30, 2005 were $5.4 million and $11.0 million, respectively.

Other contractual obligations and commitments were as follows:

	June 30, 2005 Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years

Notes payable	$2,081	$2,081	$—	$—
Bank loans	$263,455	$263,155	$—	$300
Convertible subordinated notes	$364,500	$—	$364,500	$—
Interest payable on subordinated notes	$9,568	$3,189	$6,379	$—
Standby letters of credit	$65,284	$64,475	$809	$—

Notes payable

Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.

Bank loans

At June 30, 2005, the Company had loans with various banks totaling $255.0 million with interest rates ranging from 2.58% to 4.70% per annum.  These bank loans mature within twelve months and are included in short-term debt.

The Company has a bank loan in connection with an equipment purchase resulting from the consolidation of MDC.  On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment.  The obligations of the bank loan and related equipment were assumed by the Company on January 23, 2003, and subsequently transferred to MDC on December 31, 2003.  The bank loan of $8.2 million bears interest at 4.94% per annum, and expires on January 10, 2006.  The Company does not serve as legal obligor for the loan.

The Company has a bank loan in connection with one of the Company’s consolidated joint ventures.  As of June 30, 2005, the bank loan amounts to $0.3 million, bears interest at a rate of 9.00% per annum, and expires on June 15, 2008.  The Company does not serve as legal obligor for the loan.

Convertible subordinated notes

As of June 30, 2005, the Company had outstanding $364.5 million of convertible subordinated notes, due March 1, 2008, that bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes. Refer to Note 13, Debt.

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

Purchase commitments

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of June 30, 2005, total open commitments under these purchase orders were approximately $611.4 million.

Investment commitments

As of June 30, 2005, the Company had invested a total of $2.5 million in Global Asia Partners L.P. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

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

Litigation:

Securities Class Action Litigation

Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against the Company and various officers and directors.  The actions have been consolidated in United States District Court for the Northern District of California.  The actions are brought on behalf of a putative class of shareholders who purchased the Company’s stock between April 16, 2003 and September 20, 2004.  The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005.  The Complaint alleges violations of the Securities Exchange Act of 1934.  In addition to the Company defendants, the plaintiffs also sued Banc of America Securities LLC and Softbank. The Complaint seeks recovery of damages in an unspecified amount.  The Company anticipates that it will move to dismiss the Complaint on October 10, 2005.

This litigation is in its preliminary stages, and the Company cannot predict its outcome.  Management of the Company believes that the claims are not meritorious.  Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect of the Company’s results of operations.  As of June 30, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

Shareholder Derivative Litigation

Beginning in August 2004, several shareholder derivative actions were filed in the Superior Court of California for Alameda County.  The actions allege claims for breach of fiduciary duty against certain of our current and former directors and officers and name the Company as a nominal defendant. The Court has consolidated the various complaints into one action.

On June 9, 2005, the Court entered an order sustaining defendants’ demurrer to the Complaint, with leave to amend.  On June 28, 2005, plaintiffs filed their Second Amended Derivative Complaint.  On July 15, 2005, the defendants again demurred to the Complaint.  Briefing on that motion has not yet been completed.

This litigation is in its preliminary stages, and the Company cannot predict its outcome.  Management of the Company believes that plaintiffs have failed adequately to allege demand futility, and that the action therefore should be dismissed.  The Company cannot predict whether that position will prevail.  As of June 30, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes.  In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000.  The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company.  The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval.  The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including the Company).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against the Company continues, the Company believes it has valid defenses and intends to defend the case vigorously.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigations

The Company has sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  On March 22, 2004, the Company filed its Complaint.  On June 3, 2004, the Company served its Complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  On August 30, 2004, the Company served and filed its Amended Complaint.  In the Company’s Amended Complaint, the Company asserts that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  The Company seeks, inter alia, compensatory damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004.  In its answer and counterclaims, Starent denies the Company’s allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  The Court held an initial case management conference on November 2, 2004.  On February 17, 2005, the Company filed a motion for a preliminary injunction against Starent’s use, sale, and offer for sale of products having the infringing feature.  The Court held a hearing on the Company’s motion on May 11, 2005 and denied the Company’s motion on June 17, 2005.  On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit.  The Court has not yet entered an order construing these claims.

On February 16, 2005, the Company filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  On May 6, 2005, the Company served the Complaint on Starent.  In the Complaint, the Company asserts that Starent infringes a UTStarcom patent through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  The Company seeks, inter alia, declaratory and injunctive relief.  The Court has set a case management conference for August 19, 2005.  Starent filed its answer and counterclaims on May 31, 2005, denying the Company’s allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  On June 16, 2005, the Company filed a motion to strike Starent’s affirmative defense and dismiss Starent’s counterclaim alleging inequitable conduct.  On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that the Company would withdraw its motion to strike.

Fenner Investments Patent Infringement Litigation

On January 6, 2005, Fenner Investments, Ltd. (“Fenner”) filed suit against the Company and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. On May 17, 2005, Fenner amended its complaint to add as defendants Ericsson Inc., Ericsson AB, Telefonaktiebolaget LM Ericsson, and Alcatel USA Inc.  The suit alleges that unspecified products and services infringe two Fenner patents and seeks compensatory and injunctive relief.  On March 1, 2005, the Company filed a motion to dismiss the complaint due to improper venue.  On May 24, 2005, the Court denied the Company’s motion.  On June 9, 2005, the Company filed a motion for reconsideration of the Court’s decision.  On July 14, 2005, the Court denied the Company’s motion for reconsideration.  The Court has scheduled a hearing to construe the claims of the patents-in-suit for February 28, 2006.  The Court has also scheduled trial for October 10, 2006.  This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain.

The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

16.                                                                               STOCKHOLDERS’ EQUITY:

For the three and six months ended June 30, 2005, net proceeds from the exercise of stock options were insignificant and $0.7 million, respectively.  For the three and six months ended June 30, 2004, the Company had $8.3 million and $17.6 million, respectively, of net proceeds from the exercise of stock options.  Total shares purchased through the Company’s Employee Stock Purchase Plan were 439,000 and 211,750 for net proceeds of $3.6 million and $3.7 million for the three and six months ended June 30, 2005 and 2004, respectively.

In conjunction with the debt extinguishment agreement entered into on June 26, 2005, the Company issued 1,482,000 shares of common stock.  Refer to Note 13, Debt.  Additional paid-in capital was increased by $10.6 million in connection with the share issuance and by $0.9 million related to proceeds received in connection with the amendment of the convertible bond hedge and call option.

On March 12, 2004, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company’s repurchase of up to 5,000,000 shares of its outstanding common stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution, which was completed in March 2004.  There were no shares repurchased in the three and six months ended June 30, 2005.

17.                                                                               SEGMENT REPORTING:

The Company historically managed its business as a single reportable segment. During 2004, the Company continued to expand its focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that the Company’s chief operating decision makers, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments, (i) China and (ii) all other regions referred to as International (“International”).

On November 1, 2004, the Company acquired selected assets of the wireless handset division of Audiovox Corporation. The acquired business has been integrated into the Company as a separate and distinct operating division referred to as the Personal Communications Division (“PCD”). As the Company determined to evaluate performance and allocate resources to this division, it was considered a third operating segment.

As a result, as of December 31, 2004, the Company was organized, principally based on geographical market locations, in three operating segments, China, International and PCD, and each segment consisted of one reporting unit.

Effective in the first quarter of 2005, the Company elected to reorganize its business based principally upon product lines and realigned its business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) PCD, and (v) Service.  Each operating unit represents its own reporting segment and each operating unit is responsible for its own worldwide production and sales management.

The Company currently evaluates operating performance of and allocates resources to the reporting segments based on segment gross profit.  Cost of sales and direct expenses in relation to production are assigned to the reporting segments.  Corporate headquarters expenses and non-operating items are not allocated to the segments.  The accounting policies used in measuring segment assets and operating performance are the same as those used by corporate and are consistently applied across all segments.

Summarized below are the Company’s segment sales revenue and gross profit for the three and six months ended June 30, 2005 and 2004, respectively, based on the new reporting segment structure.  The comparative segment results for the six months ended June 30, 2004 incorporates revisions in classification of certain costs and gross profit between the Wireless and Handset segments as reported in the first quarter 2005 Form 10-Q.  The impact of such revision in classification is to decrease the previously reported prior period gross profit of the Wireless segment by $49.2 million and increase the Handset segment gross profit by the same amount.

	Three months ended June 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$64,737	$148,160	$146,039	$342,263	$21,762	$722,961
Gross profit	18,764	41,374	22,960	15,990	10,359	109,447

	Three months ended June 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$60,266	$420,286	$194,330	$—	$14,746	$689,628
Gross profit	18,288	114,914	35,903	—	7,165	176,270

	Six months ended June 30, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$389,654	$258,111	$274,122	$657,815	$45,054	$1,624,756
Gross profit	182,280	71,564	37,498	29,682	26,612	347,636

	Six months ended June 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$96,967	$756,803	$430,772	$—	$27,377	$1,311,919
Gross profit	35,177	217,966	87,649	—	11,513	352,305

Assets by segment are as follows:

	As of June 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$56,365	$87,356	$56,494	$1,210	$71,602	$273,027
Total assets	614,175	929,038	710,651	485,294	117,308	2,856,466

	As of December 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$50,454	$106,003	$46,325	$1,330	$64,647	$268,759
Total assets	1,018,608	1,184,649	676,022	363,298	73,428	3,316,005

Sales data by geographical areas are as follows:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2005		2004		2005		2004

United States	$326,217	45%	$14,387	2%	$628,393	39%	$31,759	2%
China	289,490	40%	618,323	90%	516,699	32%	1,188,889	91%
Japan	55,351	8%	22,104	3%	385,058	24%	41,531	3%
Other	51,903	7%	34,814	5%	94,606	5%	49,740	4%
Total net sales	$722,961	100%	$689,628	100%	$1,624,756	100%	$1,311,919	100%

Long-lived assets by geographical areas are as follows:

(in thousands)	June 30, 2005	December 31, 2004

China	$237,761	$229,469
U.S.	21,416	24,958
Other	13,850	14,332
Total long-lived assets	$273,027	$268,759

18.                                                                               RELATED PARTY TRANSACTIONS:

Softbank

The Company recognized revenue of $25.8 million and $50.1 million for the three and six months ended June 30, 2005, respectively, and $21.1 million and $32.6 million for the three and six months ended June 30, 2004, respectively, with respect to sales of telecommunications equipment and services to SBBC, an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., which, as of June 30, 2005, owned 12.5% of the Company’s outstanding stock. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In addition, the Company supports SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”).

Included in accounts receivable at June 30, 2005 and December 31, 2004 were $48.3 million and $86.8 million, respectively, related to these agreements. Customer advances were $5.4 million and $5.5 million as of June 30, 2005 and December 31, 2004, respectively.  Deferred revenue was $5.9 million and $0.5 million as of June 30, 2005 and December 31, 2004, respectively.

During August 2004, the Company entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp. These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. The total gross value of this agreement is $534.1 million. The Company has determined that the service activities revenue should be recorded net of expected promotional spending.

Because the Company had not provided these activities in the past and could not estimate the fair value of these services, the Company determined under the guidance of SAB 104 that all revenue related to these agreements should be deferred. The Company had delivered and received final acceptance for all equipment contemplated under these agreements in the quarter ended March 31, 2005.  In addition, $217.5 million was included in customer advance as of December 31, 2004, related to these agreements.

The promotional services discussed above involved contracting with third party promotional vendors, who in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, the Company determined that it would end its involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, the Company either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of our obligations with JT under such agreements has satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, has been reported in the quarter ended March 31, 2005.

The Company also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment with an approximate value of $75 million. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities.  As discussed above, the revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million has been reported in the quarter ended March 31, 2005.

The Company recognized revenue of $4.7 million and $276.0 million for the three and six months ended June 30, 2005, respectively, with respect to sales of telecommunications equipment to JT.  At June 30, 2005, deferred revenue from JT was $15.1 million and $43.0 million was included in accounts receivable due from JT.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates.  See Note 12.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan scheduled to be repaid during the last 16 months of this period. The Company’s recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three and six months ended June 30, 2005, the Company recorded $0.3 million and $0.7 million, respectively, in interest income in respect to this loan.  During the three and six months ended June 30, 2004, the Company recorded $0.3 million and $0.7 million, respectively, in interest income in respect to this loan.  The loan receivable balances at June 30, 2005 and December 31, 2004 were approximately $10.9 million and $11.8 million, respectively, and were included in other long-term assets.

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of June 30, 2005, SOFTBANK America Inc. beneficially owned approximately 12.5% of the Company’s outstanding stock.

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

Fiberxon

The Company has an outstanding purchase commitment with Fiberxon, in which the Company has an 11% ownership interest, to purchase component parts for optical networking products. The Company anticipates it will be able to fulfill this commitment without material adverse consequences to the operations or financial condition of the Company. Purchases from Fiberxon totaled $3.1 million and $8.1 million during the three and six months ended June 30, 2005. As of June 30, 2005 the Company had $2.6 million in accounts payable and no open purchase commitments to Fiberxon.

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid $1.1 million to Starcom in 2004.   In the three and six months ended June 30, 2005, the Company obtained services from this entity in the amount of $0.5 million.

19.                                                                               RESTRUCTURING COSTS:

In the second quarter of fiscal 2005, the Company announced and initiated a restructuring plan.

During the three months ended June 30, 2005, the Company incurred approximately $20.7 million in expenses in relation to the restructuring plan actions, primarily consisting of $7.6 million related to severance payments, $7.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products and which are included in operating expenses and $5.5 million in inventory write-off which is associated with discontinued products.  Restructuring expense related to the inventory write-off is included in cost of sales in the Statements of Operations.  As of June 30, 2005, approximately 870 employees had been terminated or placed in the workforce reduction programs.

The following table displays a rollforward of the restructuring plan associated costs for the three months ended June 30, 2005:

	Three months ended June 30, 2005
(in thousands)	Charges	Cash payment	Non-cash settlement	Balance

Wireless
Severance payments	$894	$(980)	$103	$17
Asset impairment	6,024	—	(5,914)	110
Inventory write-off	5,543	—	(5,543)	—

Broadband
Severance payments	1,361	(484)	22	899
Asset impairment	1,079	—	(1,029)	50
Inventory write-off	—	—	—	—

Handsets
Severance payments	963	(1,039)	97	21
Asset impairment	350	—	—	350
Inventory write-off	—	—	—	—

PCD
Severance payments	—	—	—	—
Asset impairment	—	—	—	—
Inventory write-off	—	—	—	—

Service
Severance payments	1,157	(1,088)	52	121
Asset impairment	—	—	—	—
Inventory write-off	—	—	—	—

Corporate
Severance payments	3,267	(2,693)	476	1,050
Asset impairment	32	—	—	32
Inventory write-off	—	—	—	—

Summary Totals
Severance payments	$7,642	$(6,284)	$750	$2,108
Asset impairment	7,485	—	(6,943)	542
Inventory write-off	5,543	—	(5,543)	—

Total	$20,670	$(6,284)	$(11,736)	$2,650

20.                                                                               OTHER INCOME AND EXPENSES:

The other income (expense) balances in the three and six months ended June 30, 2005 and 2004 are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2005	2004	2005	2004

Japan consumption tax refund	$4.8	$1.0	$6.0	$2.4
Foreign exchange gains (losses)	(6.8)	0.9	(14.6)	0.5
Chinese government financial subsidy	—	2.1	0.5	10.1
Dividend income	—	0.5	—	0.5
Gain on debt extinguishment	11.1	—	11.1	—
Other	(0.2)	(0.2)	(1.0)	(0.5)
Total	$8.9	$4.3	$2.0	$13.0

21.                                                                               CREDIT RISK AND CONCENTRATION:

For the three and six months ended June 30, 2005, approximately 40% and 32% of the Company’s sales, respectively, were derived from China.  For the three and six months ended June 30, 2004, approximately 90% and 91% of the Company’s sales, respectively, were derived from China.

For the three and six months ended June 30, 2005, sales recorded in Japan accounted for approximately 8% and 24% of total sales, respectively, mainly resulting from the first quarter recognition of deferred revenue recorded in prior year.  Refer to Note 18, Related Party Transactions for additional information.  For both three and six months ended June 30, 2004, sales recorded in Japan accounted for approximately 3% of total sales.

22.                                                                               INCOME TAXES:

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

Income tax expense was a benefit of $1.5 million and an expense of $11.0 million for the three months ended June 30, 2005 and 2004, respectively.  Income tax expense was $6.4 million and $24.7 million for the six months ended June 30, 2005 and 2004, respectively.   The Company’s 2005 annual effective tax benefit rate is estimated to be 8.8%, excepting discrete items primarily relating to the valuation of deferred tax assets and the reversal of interest on certain tax reserves.  In the six months ended June 30, 2005, the Company recorded an additional tax expense of $9.0 million primarily relating to the valuation of its deferred tax assets in China offset by the reversal of interest on certain tax reserves.  During the quarter, UTStarcom Telecom Co., Ltd. (“HUTS”) received approval for a Knowledge Intensive, Technology Intensive Certificate (“Certificate”) which subjects the company to a reduced national tax rate of 15%.  In the previous quarter, the Company recorded a reduction in tax expense of $4.5 million attributable to an increase in deferred tax assets arising from the assessment of a local income tax for HUTS and Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) in China.  The approval of the Certificate currently has no effect on the local taxation of HUTS.

The difference between the current estimated annual effective tax benefit rate of 8.8% and the effective tax provision rate of 27% projected in the first quarter of this year is primarily due to changes in estimated annual income.  The Company has increased the estimated annual losses in China which are benefited at lower tax rates offset by estimated income in the U.S. and Japan which are taxed at higher rates.  The difference between the U.S. statutory provision rate of 35% and the 2005 estimated benefit rate of 8.8% is attributable to expected utilization of operating losses, permanent tax deductions related to the Company’s convertible debt offering in 2003 and lower tax rates in various jurisdictions the Company operates in, partially offset by application of state income taxes.

23.                                                                               ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Pursuant to its foreign currency exchange hedging policy, the Company may hedge the related receivable and payables denominated in foreign currencies using forward foreign currency exchange rate contracts. Beginning in the first quarter of 2004, the Company hedged certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen.  Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized assets and liabilities. There were no hedging activities in the three and six months ended June 30, 2005. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and six months ended June 30, 2004. The Company’s foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for speculative trading purposes. There were no foreign currency forward contracts open at June 30, 2005.

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

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-02 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue 00-19 ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”, which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles

Board Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Under SFAS 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

25.                                                                               SUBSEQUENT EVENT:

On August 1, 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement.  The initial term of the Agreement will expire one year from execution but shall be extended automatically. The Agreement contains provisions customary in transactions of this nature including certain commitment fees.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, including our expectations about continuing growth in the number of subscribers for telecommunications products in the countries in which we do business; our expectations regarding competition in the markets in which we compete; our expectation that there will be fluctuations in our overall gross profit, gross profit as a percentage of sales, net sales (including sales to specific customers), gross margin, product mix, quarter to quarter results, customer base, selling prices and accounts receivable; our expectations concerning days sales outstanding; our expectations regarding the evolution of our internal controls over financial reporting and the existence or discovery of future additional material weaknesses or significant deficiencies; our expectations regarding our selling and marketing campaigns, the size of our sales organization, and the amount of our sales and marketing expenditures; our expectations regarding the expenditure of significant resources to comply with Section 404 of the Sarbanes-Oxley Act and other related rules; our expectations regarding our annual effective tax rate and our activities to manage our tax structure on a worldwide basis; our expectations regarding our plans for expanding the direct sales organization and our selling and marketing campaigns and activities; our expectation that we may use our cash, debt or securities to acquire or invest in complementary businesses, technologies or product offerings; our expectations regarding trends in customer acceptance of our products; our expectations regarding trends in our industry; our expectations regarding future growth of our business and operations; our expectations regarding our ability to take advantage of strategic investment opportunities; our expectations regarding the status of products under development; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing credit facilities, short-term investments, cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expectations regarding our currency risk management activities; our expectations regarding the potential impact on our results of operations, financial position and statement of cash flows from changes in legal and accounting regulations; our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of 3G networks in China; our expectations regarding the development of a market for IPTV products and our ability to compete in such market; our expectations regarding the impact of a reorganization of telecommunications companies in China; our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China; our expectations regarding the importance of sales in China to our operating results; our expectations regarding the future allocation of net sales by product group and geographic location; our expectations regarding efficiencies we hope to achieve in supply chain management and inventory purchasing, as well as trends in inventory growth; our expectations regarding our ability to reduce manufacturing costs; our expectations regarding our restructuring effort to reduce costs, its timely completion and our ability to achieve the anticipated level of cost savings; our expectations regarding our ability to implement and enhance our administrative infrastructure; our expectations regarding our expansion into new markets around the world and the expansion of our operations to address potential market opportunities; our expectations regarding the anticipated growth of Internet-related businesses in China; our expectations regarding the long-term demand for our PAS/iPAS products and the importance of the PAS technology and market in the future; our expectations regarding our ability to fulfill outstanding purchase commitments; our expectations regarding our ability to repair certain units under special warranty coverage in a timely manner; and our expectations regarding our costs associated with our global transformation. Additional forward-looking statements may be identified by the words “anticipate,” “expect,” “believe,” “intend,” “will,” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

•                  Broadband Infrastructure:   technologies and products that enable service providers to supply high-speed connections, cost effective fixed data and voice and media communication; and

•                  Handsets and Customer Premise Equipment (“CPE”):   consumer devices that allow customers to access wireless and broadband services.

We operate our business in five segments (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) Personal Communications Division (“PCD”), and (v) Services. For the three and six months ended June 30, 2005, we recorded $723.0 million and $1,624.8 million of revenue, respectively, a 5% and 24% increase over the corresponding periods in 2004.  Historically, a substantial majority of our sales have been to telecommunication service providers in China.  In fiscal 2004, we continued to focus on the diversification of our global customer base and market penetration internationally, and as a result, our sales derived from outside of China as a percentage of total sales have increased.  For the three and six months ended June 30, 2005, 40% and 32% of our sales were derived from China as compared to 90% and 91% for the three and six months ended June 30, 2004.  The maturation of our PAS market together with customer delays in capital spending in anticipation of next generation technology equipment have caused lower demand for our products in China.  In addition, in the first quarter of 2005 we posted stronger sales revenue in Japan principally resulting from the recognition of revenue previously deferred in relation to certain agreements with Japan Telecom.

China has been our largest market and we believe that it will continue to be an important market for our current and future technologies and our development for the foreseeable future.  However, we also experienced a maturation of our PAS market in China resulting in our need to have a more diversified product and customer base.  We also believe sales generated from China, as a percentage of total sales, may decline as we continue to grow internationally.

We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth to continue throughout 2005 because China’s teledensity rates, or the number of telephones per person in a region, remain relatively low in comparison to that of developed countries.

The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s telecommunications market expansion. This growth has led to competitive pricing pressure, causing average selling prices to decrease during the three and six months ended June 30, 2005 relative to those in the comparative periods in 2004.  In addition, gross profit related to the handset sales from PCD which accounted for 47% and 40% of our total sales for the three and six months ended June 30, 2005, respectively, is significantly lower than gross profit related to our Personal Access System (“PAS”) based handsets.

We strive to develop products with more advanced features and to enhance the features of our existing products, which we believe will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

Over the past few years, we have undertaken a significant globalization program and we intend to continue to expand our global sales outside of China in the current year. As we expand, we intend to continue to improve our internal supply chain and inventory management processes to ensure timely deliveries. We also intend to continue to implement and enhance our administrative infrastructure to assist our growth and globalization transformation.

KEY TRANSACTIONS

Debt extinguishment

On June 24, 2005 we entered into an agreement to exchange 1,482,000 shares of our common stock with a fair value of approximately $10.6 million and approximately $15.8 million in cash for $38.0 million aggregate principal amount of our outstanding 7/8% Convertible Subordinated Notes due 2008 (the “Notes”) as proposed to us by one of our Note holders.  The exchange was settled on June 29, 2005.  This exchange is considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes.  Accordingly, we recorded a gain of $11.1 million on the extinguishment and included the gain in other income in the Consolidated Statements of Operations.

On June 30, 2005 we entered into a separate agreement to exchange 1,560,000 shares of our common stock and $17.0 million in cash for $40.0 million aggregate principal amount of the Notes.  The exchange agreement was settled on July 7, 2005.  This exchange is considered an early extinguishment of debt in which the aggregate fair value of the common stock of approximately $11.7 million and approximately $17.0 million in cash is less than the carrying value of the Notes, and the resulting gain on the exchange of $10.8 million is to be recorded in the third quarter of 2005.

Acquisitions

Pedestal

On May 13, 2005, we completed our acquisition of substantially all of the assets and certain liabilities of Pedestal Networks, Inc. (“Pedestal”).  Pedestal develops and designs Universal Broadband Server (“UBS”) an environmentally hardened, line-powered remote IP-based Digital Subscriber Line Access Multiplexer (“IP DSLAM”).  The acquisition was intended to assist in our expansion into digital subscriber line (“DSL”) and IP-based television (“IPTV”) by providing us with a strong remote broadband solution that is fully US certified and complements other existing DSL, IPTV and optical product families.  The total consideration for this transaction was $3.0 million.  Approximately $2.6 million in cash was paid at the closing date and an additional $0.4 million in cash is payable one year from the closing date in the absence of a material breach of the original contractual terms. The acquisition was accounted for under the purchase method of accounting.

The existing technology acquired included the entire Pedestal family of IP DSLAM and UBS.  We intend to integrate the Pedestal product line with the our Triple-Play products and IPTV solutions.  In addition to developed product technology, we acquired fixed assets, in-process research and development (“IPR&D”) and customer relationships.

At the acquisition, Pedestal had one project under development that qualified for IPR&D.  In assessing Pedestal’s IPR&D project, we considered key product characteristics, including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects.  We also considered the rate at which technology changes in the broadband equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.  The amount of the purchase price allocated to IPR&D of $0.7 million was charged to our results of operations.

The results of operations of Pedestal have been integrated with the “Broadband” segment and included in our Consolidated Statement of Operations beginning on the acquisition date of May 13, 2005.  The pro forma effects of this acquisition on our financial statements are not significant.

Giga

On October 29, 2004, we entered into an asset purchase agreement with Giga Telecom, Inc., (“Giga”), a Korean corporation that develops and designs wireless handsets. The acquisition is intended to facilitate our expansion into the Code Division Multiple Access (“CDMA”) handset market.  With the acquisition, we gained instant access to an experienced design team of approximately 100 employees.

The acquisition was completed on January 4, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account held by us for six months.  The total consideration for the acquisition, funded from cash on hand, was approximately $18.4 million, including $2.0 million acquisition-related transaction costs and $1.5 million payment previously made to be applied against the purchase price.  An earn-out of up to $2.0 million may become payable upon completion of certain product design milestones which will be adjusted to be part of the purchase price in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.”  As of June 30, 2005, no milestones have been met and no contingent payment was accrued.

The purchased existing technology and pre-existing royalty agreement are to be amortized within a year.  The results of operation of Giga have been integrated with the “Handsets” segment subsequent to the acquisition.

Restructuring costs

In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products.  In addition, the restructuring plan is designed to align investments with key growth opportunities and facilitate the process of globalization.  The primary goal of these improvements is to optimize our cost structure and enable us to deliver consistent and sustainable profitability for our stockholders.

During the three months ended June 30, 2005, we incurred approximately $20.7 million in expenses in relation to the restructuring plan actions, primarily consisting of $7.6 million in severance payments, $7.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products and which are included in operating expenses and $5.5 million inventory write-off which is associated with discontinued products.  Restructuring expense related to the inventory write-off is included in cost of sales in the Statements of Operations.  As of June 30, 2005, approximately 870 employees had been terminated or placed in workforce reduction programs and we expect to complete the restructuring plan by the end of the third quarter.  We continue our efforts in evaluating certain operations and may incur additional costs associated with future actions to further align our business operations.

Subsequent event

On August 1, 2005, we entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby we may sell up to $100.0 million of our eligible accounts receivable, as defined in the Agreement.  The initial term of the Agreement will expire one year from execution but shall be extended automatically. The Agreement contains provisions customary in transactions of this nature including certain commitment fees.

RELATED PARTY TRANSACTIONS:

Softbank

We recognized revenue of $25.8 million and $50.1 million for the three and six months ended June 30, 2005, respectively, and revenue of $21.1 million and $32.6 million for the three and six months ended June 30, 2004, respectively, with respect to sales of telecommunications equipment and services to SBBC, an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., which is one of our significant stockholders. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In addition, we support SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”).

Included in accounts receivable at June 30, 2005 and December 31, 2004 were $48.3 million and $86.8 million, respectively, related to these agreements. Customer advances were $5.4 million at June 30, 2005 and $5.5 million at December 31, 2004, respectively.  Deferred revenue was $5.9 million and $0.5 million as of June 30, 2005 and December 31, 2004, respectively.

During the first quarter of 2005, we agreed to incur special warranty coverage for certain ADSL equipment sold to SBBC during 2003 and 2004.  Since our agreement to repair these parts exceed our normal warranty terms, we have recorded a special warranty charge in the first quarter of $9.5 million. Completion of the repair of these units is expected to be completed by the end of 2005.

During August 2004, we entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of SOFTBANK Corp. These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. The total gross value of this agreement is $534.1 million. We have determined that the service activities revenue should be recorded net of expected promotional spending.

Because we have not provided these activities in the past and cannot estimate the fair value of these services, we determined under the guidance of SAB 104 that all revenue related to these agreements would be deferred and included in customer advance, until the above-mentioned promotional obligations were complete. As of March 31, 2005, we have delivered and received final acceptance for all equipment contemplated under these agreements.  In addition, $217.5 million was included in customer advance as of December 31, 2004 relating to these agreements.

The promotional services discussed above involved contracting with third party promotional vendors who, in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, we determined that we would end our involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, we either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of obligations with JT under such agreements has satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, has been reported in the quarter ended March 31, 2005.

We also entered into an agreement during the third quarter of 2004 to supply chassis equipment with an approximate value of $75 million. The equipment shipped under this agreement is considered linked to the Multi-Service Access Node (“iAN-8000”) sale noted above and as such, revenue was also deferred until the completion of the above-mentioned promotional activities.  As discussed above, the revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million has been reported in the quarter ended March 31, 2005.

We recognized revenue of $4.7 million and $276.0 million for the three and six months ended June 30, 2005, respectively, with respect to sales of telecommunications equipment to JT.  At June 30, 2005, deferred revenue from JT was $15.1 million and $43.0 million was included in accounts receivable due from JT.

We have invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates.  For additional information see Note 12 to our condensed consolidated financial statements.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan scheduled to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three and six months ended June 30, 2005, we recorded $0.3 million and $0.7 million, respectively, in interest income in respect to this loan. The loans receivable at June 30, 2005 and December 31, 2004 were approximately $10.9 million and $11.8 million, respectively, and were included in other long-term assets.

On April 5, 2003, we repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us to not offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of June 30, 2005, SOFTBANK America Inc. beneficially owned approximately 12.5% of our outstanding stock.

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

Fiberxon

We have an outstanding purchase commitment with Fiberxon, in which we have an 11% ownership interest, to purchase component parts for optical networking products. We anticipate that we will be able to fulfill this commitment without material adverse consequences to our operations or financial condition. Purchases from Fiberxon totaled $3.1 million and $8.1 million during the three and six months ended June 30, 2005. As of June 30, 2005, we had $2.6 million in accounts payable and no open purchase commitments to Fiberxon.

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of our Board of Directors. We paid $1.1 million to Starcom in 2004.  We obtained services amounted to $0.5 million from this entity in the three and six months ended June 30, 2005.

RESULTS OF OPERATIONS

Our net sales consist of product and service sales within three broad telecommunications product families:  (i) wireless infrastructure, (ii) broadband infrastructure, and (iii) handsets and customer premise equipment. Wireless infrastructure is primarily comprised of the PAS and CDMA products. Broadband infrastructure is primarily comprised of the iAN-8000, IP-Based Digital Subscriber Line Access Multiplexer (“IP-DSLAM”) (“AN-2000”), GEPON, NetRing™ and other wireline products. The handsets and customer premise equipment products include PAS handsets, CPE and CDMA handsets that were introduced in the fourth quarter of 2004. With many of our product sales, we provide installation services. Additionally, we provide maintenance services for some of our products. We organize and operate our business in five operating segments principally based upon these three product families, namely, Broadband, Wireless, Handsets, PCD and Services.  For each of the periods presented, total services sales accounted for less than 10% of net sales.  For the three and six months ended June 30, 2005, our net sales were $723.0 million and $1,624.8 million, respectively,  in comparison to $689.6 million and $1,311.9 million, respectively, in the corresponding periods last year.  Net sales may not grow at the same rate or may even decline in the future. Net sales increased in Broadband and Service segments, and decreased in Wireless and Handsets segments in the three and six months ended June 30, 2005 compared to the corresponding periods of 2004.  PCD sales revenue was incremental in comparison to the same periods in 2004 as a result of the selected assets acquisition from Audiovox in November 2004.

As a result of a reduction in current and projected market demand for certain products, we announced and initiated in the second quarter of 2005 a restructuring plan to rationalize our cost structure and product offering.  This action has resulted in reduction of personnel and impairment of certain assets which is expected to reduce our ongoing cost run rate.

Cost of sales consists primarily of material and labor costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory provision and overhead.  Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers to manufacture and assemble most of our handsets.

Our gross profit has been affected by average selling prices, material costs and product mix.  In particular, the acquisition of PCD in November 2004 has resulted in a higher percentage of revenue associated with a product offering at lower margins.  Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, anticipated decreases in average selling prices and our ability to reduce cost of sales.

Selling, general and administrative expenses (“SG&A”) include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. A portion of our SG&A costs are fixed and are difficult to quickly reduce in periods of reduced sales. However, during the second quarter of 2005, we announced and initiated a restructuring plan which resulted in the reduction of certain SG&A costs to better align our cost structure with current revenues.

Research and development expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. A portion of our costs are fixed and are difficult to quickly reduce in periods of lower sales. However, during the second quarter of 2005, we announced and initiated a restructuring plan which resulted in the reduction of certain research and development costs. We believe that continued investment in research and development is critical to our long-term success.

Income tax expense is based upon a blended effective tax rate based upon our expectation of the amount of income to be earned in each tax jurisdiction. We use credits and other tax incentives to minimize our income tax expense.

NET SALES

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2005		2004		2005		2004

United States	$326,217	45%	$14,387	2%	$628,393	39%	$31,759	2%
China	289,490	40%	618,323	90%	516,699	32%	1,188,889	91%
Japan	55,351	8%	22,104	3%	385,058	24%	41,531	3%
Other	51,903	7%	34,814	5%	94,606	5%	49,740	4%
Total net sales	$722,961	100%	$689,628	100%	$1,624,756	100%	$1,311,919	100%

Three months ended June 30, 2005 and 2004

Net sales were $723.0 million in the three months ended June 30, 2005, an increase of 5% compared to $689.6 million in the corresponding period of 2004. Although sales generated from China decreased, our overall net sales increased. This was primarily due to the incremental sales in the United States derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004.

Net sales revenue by geography shifted significantly in comparison to the corresponding period of 2004, attributable in part to our continuous efforts to grow our business internationally. Revenue derived from China accounted for approximately 40% of our net sales revenue in the three months ended June 30, 2005, in comparison to approximately 90% in the corresponding period last year.

As we have experienced in recent quarters, the demand for our PAS/iPAS products, including PAS/iPAS system-based handsets, in the China market continued to mature, resulting in lower demand and average selling prices.  We believe that demand for our PAS products has weakened as telecommunication service providers delay deploying new systems in anticipation of the introduction of new technology for next generation telecommunication equipment.  However, we expect long-term demand for our PAS/iPAS products will continue as we believe PAS will remain an important technology and market in China for the foreseeable future.

Net sales increased in our Broadband Infrastructure and Service segments. Net sales decreased in Wireless and Handsets segments, offset by incremental sales derived from PCD, in the three months ended June 30, 2005, compared to the corresponding period in 2004.  For additional discussion of our business segments see “Segment Reporting” on page 42.

We group our China customers by province, the level at which purchasing decisions are made, and treat each province as one customer. At June 30, 2005 and 2004, we had 31 and 30 such customers, respectively.

Jingsu province contributed approximately 10% of our net sales for the three months ended June 30, 2005.  Jiangsu and Hei Long Jiang provinces contributed approximately 15% and 10% respectively, of our net sales for the three months ended June 30, 2004.

Six months ended June 30, 2005 and 2004

Net sales were $1,624.8 million in the six months ended June 30, 2005, an increase of 24% from $1,311.9 million in the corresponding period of 2004.  The overall increase in net sales was primarily due to the incremental revenue derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004, stronger first quarter sales revenue in our Broadband Infrastructure segment primarily due to recognition of revenue for products delivered to Japan Telecom in the third and fourth quarters of 2004 which had been previously deferred, offset by the decrease in Wireless and Handset sales in China.

Net sales increased in our Broadband Infrastructure and Service segments. Net sales decreased in Wireless and Handsets segments, offset by incremental sales derived from PCD, in the six months ended June 30, 2005, compared to the corresponding period in 2004.  For additional discussion of our business segments see “Segment Reporting” on page 42.

Net sales revenue by geography shifted significantly in comparison to the corresponding period of 2004, attributable in part to our continuous efforts to grow our business internationally. Revenue derived from China accounted for approximately 32% of our net sales revenue in the six months ended June 30, 2005, in comparison to approximately 91% in the corresponding period last year.

Sales to JT accounted for 17% of our sales for the six months ended June 30, 2005. Guangdong, Jiangsu and Hei Long Jiang province accounted for 16%, 11% and 10%, respectively of our net sales for the six months ended June 30, 2004.

GROSS PROFIT

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2005	2004	2005	2004

Gross profit	$109,447	$176,270	$347,636	$352,305
Gross profit percentage	15%	26%	21%	27%

Three months ended June 30, 2005 and 2004

Gross profit was $109.4 million, or 15% of net sales, in the three months ended June 30, 2005, compared to $176.3 million, or 26% of net sales, in the corresponding quarter of 2004.  The absolute decrease in gross profit dollars is primarily the result of a 65% decline in Wireless revenue reflective of the maturing market in China.  We attribute the decrease in gross profit, as a percentage of sales, principally to the impact of lower margins from our newly acquired PCD business.  Handsets sales through PCD have a gross profit margin of approximately 5%, which is lower than gross profit margins realized on PAS/iPAS system based handsets.  PCD contributed $16.0 million in gross margin for the three months ended June 30, 2005 and had no contribution in the corresponding quarter in fiscal 2004 because we did not acquire PCD until November 2004.  We have also included in Cost of Sales for the three months ended June 30, 2005 a restructuring-related $5.5 million inventory write-off for discontinued products.  Overall gross profit for the three months ended June 30, 2005 excluding PCD and the restructuring write-off was stable at 26%.

The gross profit percentage decreased in our Broadband, Handsets and Service segments, and improved marginally in our Wireless segment in the three months ended June 30, 2005.  We believe our gross profit as a percentage of net sales will fluctuate in the future.  For additional discussion of our business segments see “Segment Reporting” on page 42.

Six months ended June 30, 2005 and 2004

Gross profit was $347.6 million, or 21% of net sales, in the six months ended June 30, 2005, compared to $352.3 million, or 27% of net sales, in the corresponding period of 2004. Gross profit dollars declined slightly primarily attributable to the weakness of Wireless and Handset sales in China offset by an increase in Broadband sales in Japan, primarily in the first quarter.  The decline of the gross profit, as a percentage of sales, is primarily due to the inclusion of PCD with gross profit at 5% of sales.  Gross profit for the six months ended June 30, 2005 excluding PCD was 33%. For additional discussion of our business segments see “Segment Reporting” on page 42.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
(in thousands)	2005	% of net sales	2004	% of net sales	2005	% of net sales	2004	% of net sales

Selling, general and administrative	$102,808	14%	$67,830	10%	$211,018	13%	$134,773	10%
Research and development	65,621	9%	52,592	8%	132,281	8%	98,250	7%
In-process research and development	660	0%	1,400	0%	660	0%	1,400	0%
Amortization of intangible assets	6,776	1%	3,334	0%	13,748	1%	6,307	1%
Restructuring costs	15,127	2%	—	0%	15,127	1%	—	0%

Total operating expenses	$190,992	26%	$125,156	18%	$372,834	23%	$240,730	18%

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended June 30, 2005 and 2004

Selling, general and administrative expenses were $102.8 million and $67.8 million in the three months ended June 30, 2005 and 2004, respectively. SG&A expenses as a percentage of net sales were 14% and 10% in the three months ended June 30, 2005 and 2004, respectively.

The increase in SG&A expenses in absolute dollars of $35.0 million was primarily due to several factors including a $12.8 million increase in our provision for doubtful accounts compared to the same period of 2004. Days sales outstanding was 170 days, excluding PCD, at June 30, 2005 as compared to 70 days at June 30, 2004. Days sales outstanding was 106 days including PCD at June 30, 2005.   The longer days sales outstanding is a direct result of longer collection cycles in China due to the slow-down in the telecommunication industry. In addition, headcount and overhead of $6.1 million to support our PCD operations contributed to the increase as PCD did not exist in the corresponding period in 2004, Increased professional fees of $4.4 million associated with the supply chain management, system integration and Sarbanes-Oxley Act compliance projects also contributed to the increase in SG&A expenses.

Six months ended June 30, 2005, and 2004

SG&A expenses were $211.0 million and $134.8 million in the six months ended June 30, 2005 and 2004, respectively. SG&A expenses as a percentage of net sales were 13% and 10% in the six months ended June 30, 2005 and 2004, respectively.

The increase of $76.2 million in absolute dollars in SG&A expenses was primarily due to i) an increase in allowance for doubtful accounts expense of $24.1 million due to a longer collection cycle in China during the first six months of 2005 compared to the corresponding period of 2004 as discussed above, ii) an increase in professional services fees of $15.1 million associated with supply chain management, system integration and Sarbanes-Oxley Act compliance projects, and iii) increased headcount and overhead of $12.2 million to support our PCD operations which did not exist in the corresponding period in 2004.

The Company expects the actions associated with the restructuring plan will reduce its current run rate and reduce SG&A as a percentage of sales.

RESEARCH AND DEVELOPMENT

Three months ended June 30, 2005 and 2004

Research and development (“R&D”) expenses were $65.6 million, or 9% of net sales, in the three months ended June 30, 2005, compared to $52.6 million, or 8% of net sales, in the corresponding period of 2004.  The increase of $13.0 million in absolute dollars of R&D expenses can be primarily attributed to the increased headcount of approximately 120 employees resulting from various acquisitions to support both product enhancements and new product development.  The higher head count contributed to an increase of $5.6 million in personnel related expenses, and $2.2 million in depreciation and facility expenses.  In addition, the increase in R&D expenses is also attributed to the increased professional costs of $2.3 million associated with outsourced projects in new designs and product development.

Six months ended June 30, 2005, and 2004

R&D expenses were $132.3 million and $98.3 million, or 8% and 7% of net sales, in the six months ended June 30, 2005 and 2004, respectively. In absolute dollars, R&D expenses increased by $34.0 million, primarily due to the hiring of additional technical personnel to support product enhancements and development, as well as retention of employees from various acquisitions.  Personnel expenses, including payroll, payroll taxes and benefits, increased by $14.9 million due to the increased head count.  In addition, the increase in R&D expenses also can be attributed to increased professional costs of $9.6 million associated with outsourced projects driven by numerous product development projects.

IN-PROCESS RESEARCH AND DEVELOPMENT

Three and six months ended June 30, 2005 and 2004

The $0.7 million and $1.4 million charges to in-process research and development (“IPR&D”) for the three and six months ended June 30, 2005 and 2004, respectively, were related to our acquisitions of Pedestal Networks and TELOS.  All charges to IPR&D were based, in part, upon independent valuations.  In assessing IPR&D projects, we considered key product characteristics including each product’s development stage at the acquisition date, each product’s life cycle and each product’s future prospects.  We also considered the rate at which technology changes in the relevant industry, the industry’s competitive environment and the economic market outlook.

AMORTIZATION OF INTANGIBLE ASSETS

Three months ended June 30, 2005 and 2004

Amortization of intangible assets expenses were $6.7 million and $3.3 million, or 1% and less than 1% of net sales in the three months ended June 30, 2005 and 2004, respectively.  The increase in the amortization of intangible assets for the three months ended June 30, 2005 was due to a full three months of amortization expense associated with the intangible assets of TELOS acquired in May 2004, Audiovox in November 2004 and Giga in January 2005, as compared to the one month expense relating to TELOS recorded in the same period last year. The increase in amortization of intangible assets expense in the three months ended June 30, 2005 was partially offset by the write-off of intangibles relating to HSI of $4.5 million in the fourth quarter of 2004.

Six months ended June 30, 2005 and 2004

Amortization of intangible assets expenses were $13.7 million and $6.3 million, or 1% and 1% of net sales in the six months ended June 30, 2005 and 2004, respectively. In absolute dollars, amortization expense increased by $7.4 million.  The increase in the amortization of intangible assets for the six months ended June 30, 2005 was due to a full six months of amortization expense associated with the intangibles recorded upon our acquisition of TELOS in May 2004, Audiovox in November 2004 and Giga in January 2005, as compared to the one month expense related to TELOS recorded in the corresponding period of 2004.

RESTRUCTURING COSTS

Three and six months ended June 30, 2005 and 2004

In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products.  In addition, the restructuring plan is designed to allow us to reduce break-even revenues for each product line, align investments with key growth opportunities and facilitate the process of globalization.  The primary goal of these improvements is to optimize our cost structure and enable us to deliver consistent and sustainable profitability for our stockholders.

During the three and six months ended June 30, 2005, we incurred approximately $15.1 million in operating expenses relating to the restructuring plan actions, primarily consisting of $7.6 million in severance payments, $7.5 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products.  Included in the restructuring costs of $15.1 million are non-cash charges of $6.9 million in asset impairments. We made cash payments of $6.3 million for severance and other benefits, and $2.7 million of accrued expenses will be settled in the third quarter of 2005.  As part of the restructuring plan, during the three and six months ended June 30, 2005 we recorded $5.5 million in inventory write-off which is associated with discontinued products.  Restructuring expense related to the inventory write-off is included in cost of sales in the Consolidated Statements of Operations.

As of June 30, 2005, approximately 870 employees had been terminated or placed in workforce reduction programs.  As of July 31, 2005, employees terminated or placed in workforce reduction programs increased to 960 employees.  We expect to complete these programs by the end of the third quarter of 2005.  We continue our efforts in evaluating certain operations and may record additional costs associated with future actions to further align our business and operations.

INTEREST INCOME

Three months ended June 30, 2005 and 2004

Interest income was $1.5 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively. Interest income was generated from cash and short-term investment balances which declined in the three months ended June 30, 2005 as compared to the corresponding period of 2004.

Six months ended June 30, 2005 and 2004

Interest income was $2.8 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. Interest income was generated from cash and short-term investment balances which declined in the six months ended June 30, 2005 as compared to the corresponding period of 2004.

INTEREST EXPENSE

Three months ended June 30, 2005 and 2004

Interest expense was $4.7 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in interest expense for the three months ended June 30, 2005 was attributable to the increase in short-term borrowings in the form of bank loans.

Six months ended June 30, 2005 and 2004

Interest expense was $9.0 million and $2.2 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in interest expense for the six months ended June 30, 2005 was attributable to an increase in short-term borrowings in the form of bank loans.

OTHER INCOME (EXPENSES)

Three months ended June 30, 2005 and 2004

Net other income was $8.9 million and $4.3 million for the three months ended June 30, 2005 and 2004, respectively. Net other income for the three months ended June 30, 2005 primarily consisted of an $11.1 million gain recognized on early debt extinguishment and $4.8 million Japan consumption tax refund offset by foreign exchange losses of $6.8 million.  For the three months ended June 30, 2004, net other income of $4.3 million include (i) a $2.1 million financial subsidy from the local Chinese government relating to our investment in local research and development and manufacturing; (ii) Japanese consumption tax refund of $1.0 million, and (iii) a foreign exchange gain of $0.9 million.

Six months ended June 30, 2005 and 2004

Net other income was $2.0 million and $13.0 million for the six months ended June 30, 2005 and 2004, respectively. Net other income for the six months ended June 30, 2005 primarily consisted of an $11.1 million gain recognized on early debt extinguishment and a $6.0 million consumption tax refund in Japan offset by a foreign exchange loss of $14.6 million.  Yen-denominated sales and accounts receivable were significantly higher during the six months ended June 30, 2005 as compared to the same period last year. As such, we incurred a $14.6 million unrealized loss in foreign exchange due to the weakened Japanese Yen against the US dollar for the six months ended June 30, 2005.

For the six months ended June 30, 2004, net other income of $13.0 million can be attributed primarily to a $10.1 million financial subsidy from the local Chinese government relating to our investment in local research and development and manufacturing and a Japanese consumption tax refund of $2.4 million.

INCOME TAX EXPENSE (BENEFIT)

Three months ended June 30, 2005 and 2004

Income tax expense was a benefit of $1.5 million and an expense of $11.0 million for the three months ended June 30, 2005 and 2004, respectively.  The decrease in income tax expense was the result of a decrease in our pre-tax income offset, in part, by an increase in tax expense of $13.5 million primarily relating to the valuation of our deferred tax assets in China.  During the quarter, UTStarcom Telecom Co., Ltd. (“HUTS”) received approval for a Knowledge Intensive, Technology Intensive Certificate (“Certificate”) which subjects the company to a reduced national tax rate of 15%.  The approval of the Certificate currently has no effect on the local taxation of HUTS.

Six months ended June 30, 2005 and 2004

Income tax expense was $6.4 million and $24.7 million for the six months ended June 30, 2005 and 2004, respectively.  The decrease in income tax expense was the result of the tax benefit due to operating losses, offset in part by an increase in tax expense primarily relating to the valuation of our deferred tax assets in China.   In the six months ended June 30, 2005, we recorded an additional tax expense of $9.0 million primarily relating to the valuation of our deferred tax assets in China.  During the six months ended June 30, 2005, HUTS received approval for a Certificate which subjects the company to a reduced national tax rate of 15%.  In the previous quarter, the Company recorded a reduction in tax expense attributable to an increase in deferred tax assets arising from the assessment of a local income tax for HUTS and Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) in China.  The approval of the Certificate currently has no effect on the local taxation of HUTS.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Three months ended June 30, 2005 and 2004

Equity in net loss of affiliated companies was $0.5 million and $1.2 million for the three months ended June 30, 2005 and 2004, respectively. The loss in both periods was primarily attributable to the loss recognized from our joint venture investments with Matsushita Communication Industrial Co., Ltd., and Matsushita Electronic Industrial Co., Ltd.

Six months ended June 30, 2005 and 2004

Equity in net loss of affiliated companies was $1.0 million and $2.2 million for the six months ended June 30, 2005 and 2004, respectively. The loss in both periods was primarily attributable to the loss recognized from our joint venture investments with Matsushita Communication Industrial Co., Ltd., and Matsushita Electronic Industrial Co., Ltd.

SEGMENT REPORTING

We historically managed our business as a single reportable segment. During 2004, we continued to expand our focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that our chief operating decision makers, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments, (i) China and (ii) all other regions referred to as International (“International”).

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

Effective in the first quarter of 2005, we decided to reorganize our business based principally upon product lines and realigned our business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) PCD and (v) Service.

Each operating unit represents its own reporting segment and each operating unit is responsible for its own production and sales management.

We currently evaluate the operating performance of and allocate resources to the reporting segments based on segment gross profit.  Cost of sales and direct expenses in relation to production are assigned to the reporting segments.  Corporate headquarters expenses and non-operating items are not allocated to the segments.  The accounting policies used in measuring segment assets and operating performance are the same as the corporate and among segments.

Summarized below are our segment sales revenue and gross profit for the three and six months ended June 30, 2005 and 2004, respectively, based on the new reporting segment structure.  The comparative segment results for the six months ended June 30, 2004 incorporates revisions in classification of certain costs and gross profit between the Wireless and Handset segments as reported in the first quarter 2005 Form 10-Q.  The impact of such revision in classification is to decrease the previously reported prior period gross profit of the Wireless segment by $49.2 million and increase the Handset segment gross profit by the same amount.

	Three months ended June 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$64,737	$148,160	$146,039	$342,263	$21,762	$722,961
Gross profit	18,764	41,374	22,960	15,990	10,359	109,447

	Three months ended June 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$60,266	$420,286	$194,330	$—	$14,746	$689,628
Gross profit	18,288	114,914	35,903	—	7,165	176,270

	Six months ended June 30, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$389,654	$258,111	$274,122	$657,815	$45,054	$1,624,756
Gross profit	182,280	71,564	37,498	29,682	26,612	347,636

	Six months ended June 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$96,967	$756,803	$430,772	$—	$27,377	$1,311,919
Gross profit	35,177	217,966	87,649	—	11,513	352,305

	As of June 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$56,365	$87,356	$56,494	$1,210	$71,602	$273,027
Total assets	614,175	929,038	710,651	485,294	117,308	2,856,466

	As of December 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$50,454	$106,003	$46,325	$1,330	$64,647	$268,759
Total assets	1,018,608	1,184,649	676,022	363,298	73,428	3,316,005

Broadband Infrastructure

Revenue from external customers for this operating segment was $64.7 million in the three months ended June 30, 2005, as compared to $60.3 million in the corresponding quarter in 2004.  Although revenue growth was minimal, there was a shift in product mix towards newer products such at GEPON and NetRing™ product lines.  These two product lines made up 48% of the total Broadband segment compared to 7% for the corresponding period in 2004.

Gross profit contribution from external customers for the segment was $18.7 million in the three months ended June 30, 2005, as compared to $18.3 million in the corresponding quarter in 2004.  Gross profit as a percentage of sales remained relatively flat however we do expect to see increased margins in the third quarter 2005 as we expand our Broadband deployment in Japan and China.

Revenue from external customers for this operating segment was $389.7 million in the six months ended June 30, 2005, as compared to $97.0 million in the corresponding period in 2004.  The strong increase in net sales was due to the completion of revenue recognition of certain agreements entered into with Japan Telecom for the iAN8000 product that had been recorded as deferred revenue in prior quarters. We do not expect our sales to Japan Telecom to maintain this pace in the future.

Gross profit from external customers for the segment was $182.3 million in the six months ended June 30, 2005, as compared to $35.2 million in the corresponding period in 2004.  The gross margin improvement, both in absolute dollars and as a percentage of net sales, in the six months ended June 30, 2005 was largely due to the margins achieved on our iAN8000 products relating to the Japan Telecom agreements in the first quarter.

Our ability to continue to grow the Broadband segment is dependent on the expansion of our current product base and further successful introduction and acceptance of new and innovative Broadband product offerings such as mVision and IPTV in China, Japan and other geographic regions.

Wireless Infrastructure

Revenue from external customers for this operating segment was $148.2 million in the three months ended June 30, 2005, as compared to $420.3 million in the corresponding quarter in 2004. The decrease in net sales was primarily a result of our customers in China continuing the transition from new system installations to system expansions as PAS/iPAS systems reach product maturation and customers delaying capital spending in anticipation of next generation technology.

Gross profit contribution from external customers for this operating segment totaled $41.4 million in the three months ended June 30, 2005, as compared to $114.9 million in the corresponding quarter in 2004.  The gross profit as a percentage of net sales for the three months ended June 30, 2005 improved slightly compared to the corresponding quarter in 2004.

Revenue from external customers for this operating segment was $258.1 million in the six months ended June 30, 2005, as compared to $756.8 million in the corresponding period in 2004.  The decrease in net sales primarily was a result of our customers in China transitioning from new system installations to system expansions as PAS/iPAS systems reach product maturation and customers delaying capital spending in anticipation of next generation technology.

Gross profit from external customers for this operating segment totaled $71.6 million in the six months ended June 30, 2005, as compared to $218.0 million in the corresponding period in 2004.  The gross profit in absolute dollars declined proportionally to the revenue decrease in the six months ended June 30, 2005. The gross profit as a percentage of net sales for the six months ended June 30, 2005 remained relatively constant compared to the six months ended June 30, 2004.

We will continue to support our customers in China as they manage subscriber demand for their PAS networks over the next several years.  In addition, we believe we are positioned to grow the Wireless segment with products supporting the emerging 3G market in China.

Handsets

Revenue from external customers in the PAS/iPAS systems Handsets operating segment totaled $146.0 million in the three months ended June 30, 2005 as compared to $194.3 million in the corresponding quarter of 2004. The decrease in net sales was primarily attributable to pricing pressure in the China telecommunications market since the later part of 2004.  Decreasing unit volume along with price erosion contributed to the downward gross profit for the handset segment in the three months ended June 30, 2005.  The number of PAS handsets sold this quarter was 3.4 million units compared to 3.7 million units for the corresponding quarter in 2004.

Revenue from external customers in the PAS/iPAS systems Handsets operating segment totaled $274.1 million in the six months ended June 30, 2005 as compared to $430.8 million in the corresponding period of 2004. As noted above, the decrease in net sales was primarily attributable to pricing pressure in the China telecommunications market since the later part of 2004.  Decreasing unit volume along with price erosion contributed to the downward gross profit for the handset segment in the six months ended June 30, 2005. In the second half of 2005, we believe we expect to see a continued improvement of gross profit, as a percentage of sales, due to cost reduction efforts in manufacturing.

We believe our Handset segment is positioned to meet future market demand as we were awarded a license to sell both GSM and CDMA handsets in China.  In addition, our global product offering continues to expand through our development activities.

PCD

Revenue from external customers for the segment was $342.3 million in the three months ended June 30, 2005. No revenue was recorded in the corresponding quarter last year due to the fact that the acquisition of ACC and the creation of PCD did not occur until November 2004.

Gross profit from external customers for the segment was $16.0 million in the three months ended June 30, 2005. The gross profit as a percentage of net sales recognized on handset sales through PCD was 5% and is typically lower than that realized on PAS/iPAS systems based handsets.

Revenue from external customers for the segment was $657.8 million in the six months ended June 30, 2005. No revenue was recorded in the corresponding period last year due to the fact that the acquisition of ACC and the creation of PCD did not occur until November 2004.

Gross profit from external customers for the segment was $29.7 million in the six months ended June 30, 2005. The gross profit as a percentage of net sales was 5% and is expected to remain stable for the second half of 2005.

Service

Service Revenue from external customers for this operating segment was $21.8 million in the three months ended June 30, 2005 as compared to $14.7 million in the corresponding quarter last year.  The increase was due to the continuing development of our service product offerings.

The gross profit contribution in absolute dollars increased proportionally to the revenue growth in the three months ended June 30, 2005. The gross profit as a percentage of net sales for the three months ended June 30, 2005 remained relatively constant compared to the three months ended June 30, 2004.

Service Revenue from external customers for this operating segment was $45.1 million in the six months ended June 30, 2005 as compared to $27.4 million in the corresponding quarter last year.  The Service segment for the six months ended June 30, 2005 included $12.6 million of revenue and gross profit associated with promotional services for Japan Telecom recognized in the first quarter of 2005.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

2005

Net cash used in operating activities for the six months ended June 30, 2005 was $139.4 million. Operating cash was primarily affected by changes in accounts receivable, income tax payable and customer advances, offset by changes in payables, inventory, and current and non-current assets.

The $78.5 million increase in accounts receivable was primarily attributable to two factors: (i) incremental sales derived from PCD sales and (ii) longer collection cycles in China which we have been experiencing since late 2004.  Days sales outstanding was 170 days, excluding PCD, at June 30, 2005 as compared to 70 days at June 30, 2004. Days sales outstanding was 106 days including PCD at June 30, 2005.   The longer days sales outstanding is a direct result of longer collection cycles in China due to the slow-down in the telecommunication industry which has necessitated in a corresponding increase in the provision for doubtful accounts.  We do not expect a significant improvement to shorten days sales outstanding in the near future.

Income tax payable decreased by $142.0 million and customer advances decreased by $226.3 million for the six months ended June 30, 2005.  Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance.  Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales are recorded.

The reduction of customer advances in the six months ended June 30, 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. (“JT”), an affiliate of Softbank Corp. as well as the decline in sales and the corresponding cash advances for product sold in China.  All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as a customer advance in prior periods.  Revenue for certain of these agreements has been recognized in the six months ended June 30, 2005.  For additional information, refer to Note 18, “Related Party Transactions,” to our condensed consolidated financial statements.

The decreases in inventory balance of $41.9 million and other current and non-current assets of $58.5 million have contributed to our increase in operating cash.  In addition, accounts payable increased by $24.8 million, and deferred revenue increased by $21.9 million, both contributing to the increase in operating cash.

Non-cash charges for the six months ended June 30, 2005 included $51.4 million of depreciation and amortization, a $6.7 million loss on asset impairment, a $33.6 million provision for doubtful accounts and a $28.2 million inventory provision excluding $5.5 million write-off of inventory associated with the Restructuring.  In the six months ended June 30, 2005, we recorded an $11.1 million non-cash gain on extinguishment of debt which offsets activities that increase operating cash.

2004

Net cash used in operating activities for the six months ended June 30, 2004 was $118.5 million. Operating cash was affected by changes in customer advances, inventory and accounts receivable, offset by net income and non-cash charges including depreciation and amortization and changes in deferred costs and accounts payable.

The $179.1 million increase in accounts receivable was attributable to a larger volume of sales. Longer collection periods during the six months ended June 30, 2004 as compared to the same period in the prior year also contributed to the larger accounts receivable balance; our days sales outstanding was 70 days at June 30, 2004 as compared to 58 days at June 30, 2003.

Inventory, net of inventory provision, increased by $193.0 million, contributing to the decrease in operating cash.

The $309.8 million decrease in customer advances also decreased operating cash for the period. Customer advances, which represent cash deposits we have received from our customers for orders that have not yet received final acceptance, decreased due to an increased amount of customer acceptances.

Offsetting the activity that decreased operating cash for the period were net income and non-cash charges including depreciation and amortization and changes in deferred costs and accounts payable. Net income was $98.6 million, and included non-cash charges of $34.0 million of depreciation and amortization. Deferred costs, or inventory at customer sites awaiting final acceptance, decreased by $223.3 million. The decrease in deferred costs was also a result of increased revenues and a greater number of customer acceptances, corresponding to the decrease in customer advances. Accounts payable increased by $136.9 million, consistent with increased inventory purchasing.

INVESTING ACTIVITIES

2005

Net cash provided by investing activities for the six months ended June 30, 2005 totaling $34.8 million was primarily due to $104.9 million of net proceeds from the purchase and sale of short-term investments.  The cash outflow was principally attributable to $23.8 million related to our acquisitions of Giga Telecom, Inc. in the first quarter of 2005 and Pedestal Networks in the second quarter 2005 and $46.3 million in purchases of property, plant and equipment.

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

FINANCING ACTIVITIES

2005

Net cash used in financing activities was $105.9 million for the six months ended June 30, 2005.  This was primarily due to the repayment of short-term borrowing of $94.7 million and $15.8 million cash payment in conjunction with an early debt extinguishment.  We received $3.6 million for the issuance of common stock through the employee stock purchase plan.  We received $0.7 million from the issuance of common stock through the exercise of stock options for the six months ended June 30, 2005.

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

LIQUIDITY

Our working capital was $1.0 billion and $1.3 billion at June 30, 2005, and 2004, respectively.  This decrease in working capital mainly consists of (i) a decrease in cash on hand, to $350.3 million in cash and cash equivalents and $31.4 million of short term investments at June 30, 2005 from $488.5 million of cash and cash equivalents and $77.0 million of short-term investments at June 30, 2004 and (ii) an increase in short-term debt of $265.2 million at June 30, 2005 compared to the corresponding period in the prior year. The decrease in working capital is primarily attributable to the funding of our globalization efforts and a series of acquisitions completed in 2004.   The decease in working capital was also due to higher balances in accounts payable and short term debt to fund our operations, as well as the early extinguishment a portion of our Convertible Notes, offset by higher accounts receivable balances.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at June 30, 2005 was approximately $79.5 million.  We may hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for speculative trading purposes.

We accept bank notes receivable and commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $30.8 million and $27.0 million at June 30, 2005 and December 31, 2004, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met.

In March 2003, we completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 7/8% per annum, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all of our present and future senior debt.  Concurrent with the issuance of the convertible notes, we entered into a convertible bond hedge and a call option transaction with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008.

In June, 2005, we entered into an agreement to exchange approximately 1.5 million shares of our common stock and approximately $15.8 million in cash for $38.0 million aggregate principal amount of its outstanding Notes. As a result of the early extinguishment, we also amended the above convertible bond hedge and call option transactions in June 2005 to reflect the change in principal amount of the underlying Notes.

On June 30, 2005, we entered into a separate agreement to exchange 1.6 million shares of our common stock and $17.0 million in cash for $40.0 million aggregate principal amount of the Notes.  The exchange agreement was settled on July 7, 2005, and the aggregate fair value of the common stock and cash was less than the carrying value of the Notes, and the resulted gain on the exchange of $10.8 million will be recorded in the third quarter 2005.

We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations and any cash used for planned restructuring activities through at least the next 12 months. As of June 30, 2005, we had cash, restricted cash, short-term investments and restricted short-term investments of $414.3 million and lines of credit totaling $614.9 million available for future borrowings. $302.3 million of these facilities expire in 2005 and $312.6 million of these facilities expire in 2006.  We are proceeding with the extension or renewal of these credit facilities, however, such renewal is not certain.   Of our total cash and short-term investment balance, $165.9 million is held in China where currency exchange controls exist.  As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

On August 1, 2005, we entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby we may sell up to $100.0 million of our eligible accounts receivable, as defined in the Agreement.  The initial term of the Agreement will expire one year from execution but shall be extended automatically. The Agreement contains provisions customary in transactions of this nature including certain commitment fees.

INCOME TAXES

Certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays/incentives discussed above are applicable or potentially applicable to UTStarcom (Chongging) Co., Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

Income tax expense was a benefit of $1.5 million and an expense of $11.0 million for the three months ended June 30, 2005 and 2004, respectively.  Income tax expense was $6.4 million and $24.7 million for the six months ended June 30, 2005 and 2004, respectively.  Our 2005 annual effective tax rate is estimated to be 8.8% which would have resulted in a $2.6 million tax benefit for the six months ended June 30, 2005.   The difference of $9.0 million between the expected tax benefit of $2.6 million and actual tax expense of $6.4 million is primarily attributable to the revaluation of our deferred tax assets in China relating to the reduced national tax rate.  During the quarter, HUTS received approval for a Knowledge Intensive, Technology Intensive Certificate (the “Certificate”) which subjects the company to a reduced national tax rate of 15%.  In the previous quarter, the Company recorded a reduction in tax expense attributable to an increase in deferred tax assets arising from the assessment of a local income tax for HUTS and HSTC in China.  The approval of the Certificate currently has no effect on the local taxation of HUTS.

We are working to implement a research and development cost sharing arrangement among our key worldwide entities. The purpose of cost sharing is to enable its participants to jointly develop and own intangibles. Under research and development cost sharing, the total research and development expense is paid by cost-sharing participants in proportion to each participant’s future sales. The benefit is that there is greater certainty with respect to transfer pricing and defined ownership of intellectual property. Cost sharing in China is a new concept and we are continually working with the Tax and Regulatory Authorities in China to gain approval for cost sharing.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our obligations under contractual obligations and commercial commitments are as follows:

	June 30, 2005 Payments Due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	over 5 years

Notes Payable	$2,081	$2,081	$—	$—	$—
Bank Loans	$263,455	$263,155	$—	$—	$300
Convertible Subordinated Notes	$364,500	$—	$364,500	$—	$—
Interest payable on Subordinated Notes	$9,568	$3,189	$6,379	$—	$—
Operating leases	$48,922	$18,561	$18,943	$8,834	$2,584
Standby letters of credit	$65,284	$64,475	$809	$—	$—

Notes Payable

Occasionally, we issue short-term notes payable to our vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.

Bank Loans

At June 30, 2005, we had loans with various banks totaling $255.0 million with interest rates ranging from 2.58% to 4.70% per annum.  These bank loans mature within twelve months and are included in short-term debt.

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

We have a bank loan in connection with a joint venture which we consolidate.  As of June 30, 2005, the joint venture had an outstanding loan to its other investor, and we bore the loan resulting from the consolidation.   The bank loan amounts to $0.3 million, at an interest rate of 9.00% per annum, and expires on June 15, 2008.  We do not serve as legal obligor for the loan.

Convertible Subordinated Notes

As of June 30, 2005, we have $364.5 million of convertible subordinated notes, due March 1, 2008, that bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, which are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

Operating Leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through 2010.

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of June 30, 2005 total open commitments under these purchase orders were approximately $611.4 million.

Investment commitments

As of June 30, 2005, we had invested a total of $2.5 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

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

Off balance sheet arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements.

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

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-02 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue 00-19 ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’”, which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which will require entities that voluntarily make a change in accounting principles to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

Under SFAS 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a material effect on our consolidated financial statements or results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

Our future product sales are unpredictable and, as a result, our operating results are likely to fluctuate from quarter to quarter.

Our quarterly and annual operating results have fluctuated in the past and are likely to fluctuate in the future due to a variety of factors, some of which are outside of our control. Factors that may affect our future operating results include:

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

We have experienced intense competition in the past years, and we believe that we will continue to face intense competition from both domestic and international companies in our target markets, many of which may operate under lower cost structures or may be given preferential treatment by applicable governmental regulators and policies and have much larger sales forces than we do. Additionally, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may be able to offer significant financing arrangements to service providers, which may give them a competitive advantage in selling systems to service providers with limited financial and currency resources. In many of the developing markets in which we operate or intend to operate, relationships with local governmental telecommunications agencies are important to establish and maintain. In many such markets, our competitors may have or be able to establish better relationships with local governmental telecommunications agencies than we have, which could result in their ability to influence governmental policy formation and interpretation to their advantage. Additionally, our competitors might have better relationships with their third party suppliers and obtain component parts at a reduced rate, allowing them to offer their end products at reduced prices. Moreover, the telecommunications and cable industries have experienced significant consolidation, and we expect this trend to continue. If we have fewer significant customers, we may be more reliant on such large customers and our bargaining position and profit margins may suffer. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, cash flows, financial condition including, potential impairment in value of our tangible, intangible assets and goodwill if extended losses were incurred.

If we seek to secure additional financing and are not able to do so, our ability to expand strategically may be limited. If we are able to secure additional financing, our stockholders may experience dilution of their ownership interest, or we may be subject to limitations on our operations and increased leverage.

We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments and cash from operations, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the foreseeable future. If we are unable to generate sufficient cash flows from operations, we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and increase our leverage. For example, in connection with the sale of convertible debt securities in March 2003, we incurred $402.5 million of indebtedness, ($38.0 million of this amount was exchanged and extinguished during the three months ended June 30, 2005). As a result of this indebtedness, our principal and interest payment obligations have increased substantially. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Finally, we are not certain that we can maintain our existing unsecured credit line available to our China operations or additional sources of financing may not be available on reasonable terms or at all if and when we require it, which could harm our business.

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

Sales in China have historically accounted for a material portion of our total sales, and our business, financial condition and results of operations are to a significant degree subject to economic, political and social events in China.

Approximately $289.5 million, or 40%, and $516.7 million, or 32%, of our net sales for the three and six months ended June 30, 2005, respectively, occurred in China.  Approximately $618.3 million, or 90%, and $1,188.9 million, or 91%, of our net sales for the three and six months ended June 30, 2004, respectively, occurred in China. While we anticipate expansion into other markets, a significant portion of our net sales will be derived from China for the foreseeable future. In addition, we have made substantial investments in China and our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading “Risks Related to Conducting Business in China” for additional information about the risks we face in connection with our China operations.

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

•                  product pricing relative to performance;

•                  the level of customer service available to support new products; and

•                  the timing of new product introductions meeting demand patterns.

If our products fail to obtain market acceptance in a timely manner, our business and results of operations could suffer.

We depend on some sole source and key suppliers, as well as international sources, for handsets, base stations, components and materials used in our products. If we cannot secure adequate supplies of high quality products at competitive prices or in a timely manner from these suppliers or sources, or if the suppliers successfully market their products directly to our customers, our competitive position, reputation and business could be harmed.

We have contracts with a single supplier or with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Further, a supplier could market its products directly to our customers. In particular, our PCD segment is highly dependent on a single supplier for our handset devices. The possibility of a supplier marketing its own products would create direct competition and may affect our ability to obtain adequate supplies. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of different products or components. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

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

We have experienced a period of rapid growth and anticipate that we must continue to transform our operations to address market demands and potential market opportunities. Our transformation will place a significant strain on our management, operational, financial and other resources. To manage our growth effectively, we will need to take various actions, including:

•                  enhancing management information systems, including forecasting procedures;

•                  further developing our operating, administrative, financial and accounting systems and controls;

•                  managing our working capital and sources of financing;

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

If we fail to implement or improve systems or controls or to manage any future growth and transformation effectively, our business could suffer.

Our success is dependent on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel, our business will suffer.

The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our Chairman of the Board, President and Chief Executive Officer, Ying Wu, our Chairman and Chief Executive Officer of China Operations, and Philip Christopher, President and Chief Executive Officer of our Personal Communications Division. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.

To effectively manage our recent and anticipate future growth, we will need to recruit, train, assimilate, motivate and retain qualified employees both locally and internationally. Competition for qualified employees is intense, and the process of recruiting personnel in all fields, including technology, research and development, sales and marketing, administration and managerial personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. As we grow globally, we must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced difficulty finding qualified accounting personnel knowledgeable in both U.S. and Chinese accounting standards who are Chinese residents. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed.

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

We have acquired other businesses, products and technologies. For example, during the second quarter of 2004, we completed our acquisitions of TELOS and HSI for $30.0 million and $14.1 million, respectively. On November 1, 2004, we completed our selected asset acquisition of ACC for $165.1 million. Additionally, in January and May 2005, we completed the acquisitions of selected assets, including research and development of various products, from Giga Telecom, Inc. and Pedestal Networks.  Anticipated benefits of these acquisitions may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses. For example, in the fourth quarter 2004, we encountered difficulties in integrating HSI’s legacy operations into our operations and determined to abandon a substantial amount of HSI’s legacy operations. As a result, in the fourth quarter 2004, we wrote off the entire goodwill and intangibles associated with HSI. In addition, the acquisitions of businesses involved in the manufacturing or sales of handset products could introduce specific litigation risk from the potential harmful effects of electric and magnetic fields (“EMF”).

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

We market and sell our products globally, with significant portion of our sales made in China historically. The expansion of our existing multinational operations and entry into new markets will require significant management attention and financial resources. Multinational operations are subject to a variety of risks, such as:

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

•                  unproven business operation models developed or operated in specific countries or regions;

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

•                  unstable political and economic environments; and

•                  lack of a secure environment for our personnel, facilities and equipment.

In particular, these factors create the potential for physical loss of inventory and misappropriation of operating assets. We have in the past experienced cases of vandalism and armed theft of our equipment that had been or was being installed in the field. If disruptions for any of these reasons become too severe in any particular market, it may become necessary for us to terminate contracts and withdraw from that market and suffer the associated costs and lost revenue.

Our wireless handset products are subject to a wide range of environmental, health and safety laws, and may expose us to potential health and environmental liability claims.

Our handset products are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal and clean up of, and human exposure to hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses, and the imposition of additional cleanup obligations could cause us to incur substantial costs relating to remediation activities. Compliance with existing or future environmental, health and safety laws could also cause us to incur substantial costs relating to such compliance, including the expense of modifying product designs and manufacturing processes. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a negative impact on our operations.

Additionally, there have been claims made alleging a link between the use of wireless handsets and the development or aggravation of certain cancers, including brain cancer. The scientific community is divided on whether there is a risk from wireless handset use, and if so, the magnitude of the risk. Even if there is no link established between wireless handset use and cancer, the negative publicity and possible litigation could have a material adverse effect on our business.  In the past, several plaintiffs’ groups have brought class actions against wireless handset manufacturers and distributors, alleging that wireless handsets have caused cancer. To date, we have not been named in any of these actions and none of these actions has been successful. In the future we could incur substantial costs in defending ourselves against similar claims, regardless of their merit. Also, claims may be successful in the future and have a material adverse effect on our business

We are subject to risks relating to currency rate fluctuations and exchange controls.

Because most of our sales are made in foreign countries, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our sales have been made in China and denominated in Renminbi; as such, the impact of currency fluctuations of Renminbi thus far has been insignificant as it was fixed to the U.S. dollar.  In July 2005, China uncoupled Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies.  The move revalues Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments would follow.  The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, if the Renminbi had been revaluated at the beginning of the second quarter at 8.11 Renminbi to the US Dollar instead of the actual rate of 8.28, the impact on the company’s reported results would have been to increase net income by approximately $5.0 million. If the revaluation had been applied at the period end, the impact on the Company’s financial position would have been to increase total assets by $29.5 million, increase total liabilities by $15.7 million and total equity by $13.7 million. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

We enter into transactions that may expose us to foreign currency rate fluctuation risk. Historically, the largest component of our foreign currency exchange loss has resulted from our purchasing inventory denominated in foreign currencies. If we continue to purchase inventory in foreign currencies, we may incur additional foreign currency exchange losses, causing our operating results to suffer. Additionally, we have experienced increases in sales in both Japanese Yen and in Euros. Fluctuations in currency exchange rates in the future may have a further material adverse effect on our results of operations.

We may, from time to time, enter into foreign exchange forward contracts to hedge certain exposures, due to fluctuation of the U.S. dollar to the Japanese Yen, resulting from Japanese Yen-dominated balance sheet accounts. However, the hedging may not be effective in limiting our exposure to a decline in operating results.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control. For example, our Hangzhou manufacturing facility’s ability to produce sufficient products is dependent upon a continuous power supply. However, the Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products. We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our business and operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting.

We have identified material weaknesses in our internal controls over financial reporting. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” in our Annual report on Form 10-K for the year ended December 31, 2004 for a discussion of these material weaknesses. As of the date of the filing of this quarterly report on Form 10-Q, we are still in the process of implementing remedial measures related to the material weaknesses identified. If our efforts to remedy the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. In addition, during 2005, we will apply the requirements of the Sarbanes-Oxley Act to our November 2004 acquisition of ACC, which was exempted from our 2004 assessment as permitted under the Sarbanes-Oxley Act. We expect that our internal controls over financial reporting will continue to evolve as we continue in our efforts to grow and transform our business in the future. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot assure you that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

Recently enacted changes in securities laws and regulations may result in additional expenses.

The Sarbanes-Oxley Act has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and NASDAQ has revised its requirements for companies that are quoted on it. These developments (i) have required and may continue to require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members on our board of directors, or qualified executive officers. To implement plans and measures to comply with Section 404 of the Sarbanes-Oxley Act and other related rules, we expect to expend significant resources and incur additional expenses.  We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs that we may incur as a result of such developments.

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

Our ability to complete our planned restructuring and cost-reduction actions and the impact of such actions on our business may be affected by a variety of factors. These actions may, in turn, expose us to additional operation risks and have an adverse effect on our sales and profitability.

During the second quarter of 2005, we announced our plans to undertake certain restructuring efforts to reduce costs and simplify our product portfolios in all of our business units.  As a result, we consolidated certain operations in research and development and manufacturing and reduced our employee population.  The impact of these actions on our sales and profitability may be influenced by a variety of factors, including but not limited to our ability to successfully execute our plans, our ability to achieve the anticipated level of cost savings, and our ability to retain key employees. We may face additional costs associated with future actions in streamlining of our operations, including but not limited to, outsourcing of certain operations to other parties.

An important cost-reduction action has been to reduce the number of employees. While we have assessed the appropriateness of the size of our work force and made adjustments accordingly, the reduced work force could cause disruption to our operations and as a result, we could have difficulties fulfilling our orders and our sales and profits could suffer.  Another cost-reduction alternative we may consider is to develop outsourcing arrangements for operations such as supply-chain, information technology management and others. If we implement these measures, and the third parties we select to provide such services fail to deliver quality services on time and at reasonable costs, we could have difficulties operating efficiently and our operating results may be harmed.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China’s governmental and regulatory reforms may impact our ability to do business in China.

Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. Multiple government bodies are involved in regulating and administrating affairs in the telecommunications industry, among which the Ministry of Information Industry (“MII”), the National Development and Reform Commission (“NDRC”) and the State Asset Supervisory Administrative Commission play the leading roles. These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

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

Since 1978, the Chinese government has been reforming the economic system in China to increase the emphasis placed on decentralization and the utilization of market forces in the development of China’s economy. These reforms have resulted in significant economic growth. However, any economic reform policies or measures in China may from time to time be modified or revised by the Chinese government. While we may be able to benefit from the effects of some of these policies, these policies and other measures taken by the Chinese government to regulate the economy could also have a significant negative impact on economic conditions in China, which would result in a negative impact on our business. China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization (the “WTO”). Entry into the WTO requires that China reduce tariffs and eliminate non-tariff barriers, including quotas, licenses and other restrictions in 2005 and it is still too early to evaluate the impact of these changes on China’s economy. Moreover, although China’s entry into the WTO and the related relaxation of trade restrictions may lead to increased foreign investment, it may also lead to increased competition in China’s markets from other foreign companies. If China’s entry into the WTO results in increased competition or has a negative impact on China’s economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

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

The market for PAS exceeded 77 million users as of the end of May 2005 and is available in most of the provinces throughout China. We believe the PAS market has matured. For example, during the first half of 2005, net sales of the PAS/IPAS system and the wireless infrastructure market significantly declined.  In addition, the increase in handset competitors entering the market during 2004 has resulted in decreased average selling prices and margins.  If additional handset competitors enter the market or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

We only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon communication with the MII, we understand that our PAS systems and handsets are considered to still be in the trial period and sales of our PAS systems and handsets may continue to be made by us during this trial period, but that licenses will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our legal counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our legal counsel in China, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

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

In the case of PAS systems, all China Netcom contracts are negotiated and entered into between the provincial operators and the Company. However, the central headquarters of China Telecom had, in the past, exerted their influence, and may, in the future, choose to exert their influence in the purchasing decision-making process by negotiating contractual terms, such as purchase price, payment terms, and acceptance clauses at the central level. The provincial operator then further negotiates the contract based on the guidelines provided by the headquarters. Final contracts are entered into between the provincial operator and the Company. However, if this trend of centralized decision-making expands to unified purchasing, resulting in the negotiation and execution of contracts at the central headquarter level, there may be a concentration of customers which could have a significant impact on our business.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.5% of our outstanding stock as of June 30, 2005. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2005:

(in thousands, except interest rates)
Cash and cash equivalents	$350,324
Average interest rate	0.70%

Restricted cash	31,445
Average interest rate	2.40%

Restricted short-term investments	1,162
Average interest rate	3.06%

Short-term investments	31,402
Average interest rate	2.24%

Long-term securities	809
Average interest rate	2.58%

Total cash, cash equivalents and investment securities	$415,142
Average interest rate	0.96%

Foreign Exchange Rate Risk.   We are exposed to foreign currency exchange rate risk because our sales generated from China, which accounts for a significant portion of our total sales, are denominated in Renminbi. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in foreign currency exchange rates in the future may have a material adverse effect on our results of operations.  In July 2005, China uncoupled the Renminbi from the dollar and will let it float in a narrow band against a basket of foreign currencies.  The move revalues the Renminbi by 2.1% against the U.S. dollar. The extent of further adjustments the Chinese government will take in governing its foreign currency exchange is still uncertain.

Beginning in the first quarter of 2004, we hedged certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. There were no hedging activities in the three and six months ended June 30, 2005.  The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and six months ended June 30, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for speculative trading purposes. There were no foreign currency forward contracts held at June 30, 2005. Movements in currency exchange rates could cause variability in our other income (expense).

We maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies.  The balance of this Japanese Yen account as of June 30, 2005 was approximately $79.5 million.   Accounts receivable balance and inter-company accounts receivable balance denominated in Japanese Yen as of June 30, 2005 was $108.7 million and $49.2 million, respectively.  Primarily due to the weakened Japanese Yen against the US dollar, for the three months ended June 30, 2005, we incurred unrealized foreign exchange losses of $3.0 million, of which $1.0 million is due to Yen account balance, $2.0 million is due to accounts receivables in Japanese Yen denomination. For the six months ended June 30, 2005, we incurred unrealized foreign exchange losses of $13.3 million, of which $4.4 million is due to Yen account balance, $8.2 million is due to accounts receivables in Japanese Yen denomination and $1.2 million is due to inter-company accounts receivables.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2005 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), which the Company is still in the process of remediating. Investors are directed to Item 9A of the 2004 Form 10-K for the description of these weaknesses.

To address the material weaknesses described in “Management’s Report on Internal Control” in Item 9A of the 2004 Form 10-K, the Company performed additional analyses and other procedures (as further described below under the subheadings “Interim Measures” under “Management’s Remediation Initiatives and Interim Measures”) to ensure that the Company’s consolidated financial statements included in the Quarterly report on Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States.  Accordingly, the Company’s management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Management excluded Audiovox Communication Corporation (“Audiovox”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 because Audiovox was acquired by the Company through a purchase business combination in November 2004. Audiovox’s total assets and total revenue represent approximately 7% and approximately 47%, respectively, of the Company’s related consolidated financial statement amounts as of and for the three months ended June 30 2005.

Management’s Remediation Initiatives and Interim Measures

In response to the matters discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement during 2005 the specific measures described below to remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  In addition, in the absence of full implementation of these remediation measures in the first two quarters of 2005 and subsequent to June 30, 2005 in connection with the June 30, 2005 quarter-end reporting process, the Company has undertaken the additional measures described under the subheadings “—Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Quarterly Report on Form 10-Q.

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

1.               General plan for hiring and training of personnel—The Company’s planned remediation measures are intended to generally address this material weakness by ensuring that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. These measures include the following:

(a)          The Company promoted the chief financial officer to executive vice president and chief operating officer on June 1, 2005; while the company conducted a search for a replacement chief financial officer, the chief operating officer continued to serve as acting chief financial officer for the Company.  The Company’s acting chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company;

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

(e)          The Company hired a senior manager of international tax with relevant accounting and tax experience, skills and knowledge in May, 2005;

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

(b)         In March 2005, the Company conducted a training seminar regarding revenue recognition, including identification of non-standard contracts, in the U.S. and in April 2005, the Company conducted a similar seminar in China. In May, the Company conducted additional training seminars in various international locations regarding revenue recognition and the identification of non-standard contracts; and

(c)          At the end of 2004, the Company began requiring centralized retention of documentation evidencing proof of delivery and final acceptance for revenue recognition purposes.

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

(b)            The Company implemented in late 2004 its process to confirm the existence of off-site inventory by systematically obtaining customer confirmations, investigating discrepancies in the confirmed results, and properly recording and reporting the results of the investigation;

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

6.               Recording of Accrued Expenses and Open Purchase Orders—The Company’s planned remediation measures are intended to address a material weakness related to the Company’s recording of accrued expenses, primarily in China and Japan, that has the potential of misstating accrued expenses and related income statement accounts in future financial periods. The Company’s planned remediation measures include the implementation during 2005 of a process of enhanced review of open purchase orders and review of invoices and receipts after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments.

7.               Accurate Preparation and Review of Financial Statements, Reconciliations, Journal Entries and Segment Reporting—The Company’s planned remediation measures are intended to address material weaknesses related to the financial close and reporting process that have the potential of preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. The Company’s planned remediation measures include the following:

(a)              During the first and second quarters of 2005, the Company began to implement, and plans to continue to improve, new and enhanced procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment. Specific steps include training and ongoing monitoring of financial staff, expansion of the officer sub-certifications and active review of contracts by knowledgeable financial and legal staff, from the contract negotiation process through recognition of revenue for such contracts;

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

8.               Income Tax Analysis—The Company’s planned remediation measures are intended to address material weaknesses related to the calculation of its provision for income taxes that have the potential of misstating the provision for income taxes and related balance sheet accounts in future financial periods. The Company’s planned remediation measures include the following:

(a)             During the second quarter of 2005, the Company hired an additional experienced tax manager and intends to hire and train additional supporting staff in 2005 to closely monitor reporting from China and Japan, to assist in managing audits and to monitor tax compliance in China and Japan;

(b)            During the first and second quarters of 2005, the Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis and calculation of its income tax provision, and the Company plans to continue to utilize outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis of such matters in future periods; and

(c)          The Company plans to develop a comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

9.               Utilization of Automated Controls—The Company’s planned remediation measures are intended to address a material weakness related to the segregation of duties and user access to certain Oracle business process applications that have the potential of misstating of various accounts in future financial periods. The Company’s planned remediation measures include the following:

(a)              During the first half of 2005, the Company outsourced to a third-party expert the position of chief security officer to, among other duties, monitor access rights with respect to the Oracle system and manage ongoing provisioning and changes;

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

Interim Measures. Management has not yet implemented all of the measures described in items 1 through 9 above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first and second quarters of 2005 or subsequent to June 30, 2005 in connection with the June 30, 2005 quarter-end reporting process, address the material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  These other measures include the following:

•                  The Company retained on an interim basis outside consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the June 30, 2005 quarter-end reporting process.

•                  In connection with the 2004 year-end reporting process, the Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria and continued this review during the second quarter of 2005. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

•                  The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the second quarter of 2005 to determine the proper recording of cost of goods sold; it performed a roll forward analysis of inventory balances from March 31, 2005 to June 30, 2005 and reviewed various supporting documentation; and it conducted physical inventory counts at selected locations.

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

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first and second quarters of 2005 or subsequent to June 30, 2005 in connection with the June 30, 2005 quarter-end reporting process are sufficient to address the material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting”  in Item 9A of the 2004 Form 10-K.  These other measures include the following:

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

2.               The Company plans to expand the size of the internal audit group, including the retention of services from outside consultants other than the Company’s independent registered public accounting firm, as well as the scope of the internal audit group’s responsibilities to monitor non-U.S. operations through reviews and audits of such locations.

3.               The Company’s acting chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company.

4.               The Company has implemented, and plans to continue to improve, a closing checklist to standardize its procedures for financial review to ensure that U.S. reviewers monitor financial information from non-U.S. locations in a consistent manner, through such measures as use of standardized reporting packages and review procedures.

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first and second quarters of 2005 or subsequent to June 30, 2005 in connection with the June 30, 2005 quarter-end reporting process, address the material weakness described in item 3 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  These other measures include the following:

•                  The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the review of invoices and cash disbursements in Japan.

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

2.               The Company plans to expand the size of the internal audit group, including the retention of services from outside consultants other than the Company’s independent registered public accounting firm, as well as the scope of the internal audit group’s responsibilities to monitor non-U.S. operations through reviews and audits of such locations.

3.               The Company’s acting chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company.

4.               The Company has implemented, and plans to continue to improve, a closing checklist to standardize its procedures for financial review to ensure that U.S. reviewers monitor financial information from non-U.S. locations in a consistent manner, through such measures as use of standardized reporting packages and review procedures.

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first and second quarters of 2005 or subsequent to June 30,

2005 in connection with the June 30, 2005 quarter-end reporting process, address the material weaknesses described in item 4 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  These other measures include the following:

•                  The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the review of invoices and cash disbursements in Japan.

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

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting during the second quarter of 2005 and subsequent to June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Securities Class Action Litigation

Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against us and various officers and directors.  The actions have been consolidated in United States District Court for the Northern District of California.  The actions are brought on behalf of a putative class of shareholders who purchased our stock between April 16, 2003 and September 20, 2004.  The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005.  The Complaint alleges violations of the Securities Exchange Act of 1934.  In addition to our defendants, the plaintiffs also sued Banc of America Securities LLC and Softbank. The Complaint seeks recovery of damages in an unspecified amount.  We anticipate that we will move to dismiss the Complaint on October 10, 2005.

This litigation is in its preliminary stages, and we cannot predict its outcome.  Our management believes that the claims are not meritorious.  Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect on our results of operations.  As of June 30, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

Shareholder Derivative Litigation

Beginning in August 2004, several shareholder derivative actions were filed in the Superior Court of California for Alameda County.  The actions allege claims for breach of fiduciary duty against certain of our current and former directors and officers and name us as a nominal defendant. The Court has consolidated the various complaints into one action.

On June 9, 2005, the Court entered an order sustaining defendants’ demurrer to the Complaint, with leave to amend.  On June 28, 2005, plaintiffs filed their Second Amended Derivative Complaint.  On July 15, 2005, the defendants again demurred to the Complaint.  Briefing on that motion has not yet been completed.

This litigation is in its preliminary stages, and we cannot predict its outcome.  Our management believes that plaintiffs have failed adequately to allege demand futility, and that the action therefore should be dismissed.  We cannot predict whether that position will prevail.  As of June 30, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes.  In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000.  Our directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us.  The order dismisses all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval.  The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  The settlement is subject to a number of conditions, including court approval. If the settlement does not occur, and litigation against us continues, we believe it has valid defenses and intends to defend the case vigorously.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigations

We have sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  On March 22, 2004, we filed our Complaint.  On June 3, 2004, we served our Complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  On August 30, 2004, we served and filed our Amended Complaint.  In our Amended Complaint, we assert that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  We seek, inter alia, compensatory damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004.  In its answer and counterclaims, Starent denies our allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  The Court held an initial case management conference on November 2, 2004.  On February 17, 2005, we filed a motion for a preliminary injunction against Starent’s use, sale, and offer for sale of products having the infringing feature.  The Court held a hearing on our motion on May 11, 2005 and denied our motion on June 17, 2005.  On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit.  The Court has not yet entered an order construing these claims.  Although we cannot reliably predict the outcome of this litigation, we believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of our operations.

On February 16, 2005, we filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  On May 6, 2005, we served the Complaint on Starent.  In the Complaint, we assert that Starent infringes a UTStarcom patent through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  We seek, inter alia, declaratory and injunctive relief.  The Court has set a case management conference for August 19, 2005.  Starent filed its answer and counterclaims on May 31, 2005, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  On June 16, 2005, we filed a motion to strike Starent’s affirmative defense and dismiss Starent’s counterclaim alleging inequitable conduct.  On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that we would withdraw our motion to strike.  Although we cannot reliably predict the outcome of this litigation, we believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the business, financial condition, or results of our operations.

Fenner Investments Patent Infringement Litigation

On January 6, 2005, Fenner Investments, Ltd. (“Fenner”) filed suit against us and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. On May 17, 2005, Fenner amended its complaint to add as defendants Ericsson Inc., Ericsson AB, Telefonaktiebolaget LM Ericsson, and Alcatel USA Inc.  The suit alleges that unspecified products and services infringe two Fenner patents and seeks compensatory and injunctive relief.  On March 1, 2005, we filed a motion to dismiss the complaint due to improper venue.  On May 24, 2005, the Court denied our motion.  On June 9, 2005, we filed a motion for reconsideration of the Court’s decision.  On July 14, 2005, the Court denied our motion for reconsideration.  The Court has scheduled a hearing to construe the claims of the patents-in-suit for February 28, 2006.  The Court has also scheduled trial for October 10, 2006.  This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain.  We intend to contest the allegations and claims and defend ourselves vigorously. If the outcome of the litigation is adverse to us and if, in addition, we are enjoined or required to pay significant monetary damages, our business may be harmed.  At a minimum, this litigation could result in substantial costs and divert our management’s attention and resources, which could harm our business.

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

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2005, the Company held its annual meeting of stockholders. As of March 14, 2005, the record date for the annual meeting, there were 114,809,960 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting. The following proposals were submitted to a vote of the stockholders:

(i)          To elect the following two Class II directors to serve for a term expiring on the date on which the annual meeting of stockholders is held in the year 2008.

Election of Directors	Votes for	Votes Withheld
Larry D. Horner	99,694,004	1,907,797
Allen Lenzmeier	100,173,667	1,428,134

There were no broker non-votes on this matter. As a result, Messrs. Horner and Lenzmeier were elected as Directors of the Company.  Other directors whose terms of office continued after the meeting were as follows:

Class I (Term Expiring 2007)	Class III (Term Expiring 2006)

Thomas Toy	Jeff Clarke

Ying Wu	Hong Liang Lu

(ii)       To ratify and approve the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending December 31, 2005.

For	Against	Abstain
99,871,583	1,399,584	330,634

There were no broker non-votes on this matter. As a result, the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company was ratified.

ITEM 5 —OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION

10.106*	Committed Receivables Purchase Agreement dated August 1, 2005 between UTStarcom Personal Communications LLC and Citibank, N.A.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: August 8, 2005	By:	/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2005	By:	/s/ Michael J. Sophie
Michael J. Sophie
Executive Vice President, and Chief Operating Officer, acting Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	EXHIBIT DESCRIPTION

10.106*	Committed Receivables Purchase Agreement dated August 1, 2005 between UTStarcom Personal Communications LLC and Citibank, N.A.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Registrant has omitted portions of the referenced exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.