Form 10-Q
period 2005-09-30
UTSTARCOM INC
filed 2005-11-10
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 4, 2005 there were 120,812,969 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$496,126	$562,532
Short-term investments	15,091	136,283
Accounts receivable, net of allowances for doubtful accounts of $83,585 and $49,438 at September 30, 2005 and December 31, 2004, respectively	552,535	719,625
Accounts receivable, related parties, net of allowances for doubtful accounts of $8 and $1,769 at September 30, 2005 and December 31, 2004, respectively	26,920	86,988
Notes receivable	22,934	26,982
Inventories	474,485	590,832
Deferred costs/Inventories at customer sites under contracts	201,241	198,155
Prepaids	54,107	112,525
Restricted cash and short-term investments	36,922	33,347
Current deferred taxes	—	143,123
Other current assets	29,040	42,058
Total current assets	1,909,401	2,652,450
Property, plant and equipment, net	251,009	268,759
Long-term investments	37,427	35,590
Goodwill	3,063	180,627
Intangible assets, net	80,775	98,211
Other long-term assets	31,932	80,368
Total assets	$2,313,607	$3,316,005

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$291,466	$407,536
Short-term debt	226,400	351,183
Income taxes payable	25,244	143,778
Customer advances	159,123	323,938
Deferred revenue	98,719	66,941
Other current liabilities	250,260	241,577
Total current liabilities	1,051,212	1,534,953

Long-term debt	274,900	410,655
Total liabilities	1,326,112	1,945,608

Commitments and contingencies (Note 15)
Minority interest in consolidated subsidiaries	5,287	5,025
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 120,013,339 and 114,486,632 at September 30, 2005 and December 31, 2004, respectively	151	144
Additional paid-in capital	1,165,227	1,123,065
Deferred stock compensation	(4,052)	(6,102)
Retained earnings (accumulated deficit)	(195,915)	243,452
Accumulated other comprehensive income	16,797	4,813
Total stockholders’ equity	982,208	1,365,372
Total liabilities, minority interest and stockholders’ equity	$2,313,607	$3,316,005

See accompanying notes to the condensed consolidated financial statements

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales
Unrelated party	$629,004	$613,016	$1,927,479	$1,892,298
Related party	6,303	32,000	332,584	64,637
	635,307	645,016	2,260,063	1,956,935
Cost of net sales
Unrelated party	578,017	488,363	1,712,440	1,435,135
Related party	3,344	19,519	146,041	32,361
Gross profit	53,946	137,134	401,582	489,439
Operating expenses:
Selling, general and administrative	88,708	74,916	299,728	209,689
Research and development	60,797	56,026	193,078	154,276
In-process research and development	—	—	660	1,400
Amortization of intangible assets	6,643	3,639	20,391	9,946
Restructuring	3,378	—	18,505	—
Impairment on long-lived assets	218,094	—	218,094	—
Total operating expenses	377,620	134,581	750,456	375,311

Operating income (loss)	(323,674)	2,553	(348,874)	114,128

Interest income	1,673	1,339	4,474	4,530
Interest expense	(3,876)	(1,206)	(12,864)	(3,428)
Gain on extinguishment of subordinated notes	20,297	—	31,392	—
Other income (expense), net	7,352	1,162	(1,723)	14,211
Income (loss) before income taxes, minority interest and equity in loss of affiliated companies	(298,228)	3,848	(327,595)	129,441
Income tax expense (benefit)	103,650	(1,906)	110,048	22,773
Minority interest in (earnings) losses of consolidated subsidiaries	3	(40)	94	(127)
Equity in loss of affiliated companies	(786)	(727)	(1,818)	(2,925)
Net income (loss)	$(402,661)	$4,987	$(439,367)	$103,616

Earnings (Loss) per share - Basic	$(3.40)	$0.04	$(3.79)	$0.91
Earnings (Loss) per share - Diluted	$(3.40)	$0.04	$(3.79)	$0.78

Weighted average shares used in per-share calculation:
- Basic	118,262	113,945	115,902	114,110
- Diluted	118,262	133,226	115,902	136,214

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(439,367)	$103,616
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	78,489	52,563
Non-qualified stock option exercise tax benefits	(832)	3,612
Net loss on sale of assets	3,870	7
Amortization of debt issuance costs	1,612	1,749
Warrants adjustment to fair value	—	(46)
Gain on sale of investment	—	(2,116)
Long-lived assets impairment	218,094	—
Non-cash restructuring charges	12,389	—
In-process research and development	660	1,400
Net loss on long-term investments	—	1,608
Stock compensation expense	1,712	327
Provision for doubtful accounts	38,115	17,552
Inventory provision	42,060	21,190
Equity in loss of affiliated companies	1,818	2,925
Deferred income taxes	173,730	(6,865)
Minority interest in earnings (losses) of consolidated subsidiary	(94)	127
Gain on extinguishment of debt	(31,392)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	197,884	(385,010)
Inventories	88,532	(202,171)
Deferred costs/Inventories at customer sites under contracts	(14,240)	390,074
Other current and non-current assets	79,616	54,729
Accounts payable	(120,472)	82,639
Income taxes payable	(118,615)	15
Customer advances	(167,666)	(183,054)
Deferred revenue	30,928	12,862
Other current liabilities	6,795	12,663
Net cash provided by (used in) operating activities	83,626	(19,604)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(60,904)	(105,209)
Investment in affiliates, net of cash acquired	(3,550)	(6,000)
Purchase of business	(24,326)	(43,980)
Proceeds from disposal of property	695	—
Purchase of technology licenses	(750)	(3,775)
Change in restricted cash	176	(7,512)
Purchase of short-term investments	(149,469)	(170,704)
Proceeds from sale of short-term investments	270,672	170,280
Net cash provided by (used in) investing activities	32,544	(166,900)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	4,327	18,402
Net proceeds from borrowings	346,284	215,000
Repayments of borrowings	(478,081)	(40,000)
Repurchase of stock	—	(107,567)
Cash paid to extinguish debt	(57,136)	—
Proceeds from settlement of bond hedge and call option	1,445	—
Capital contributions from minority interests	356	—
Proceeds from equity offering	—	474,554
Net cash provided by (used in) financing activities	(182,805)	560,389
Effect of exchange rate changes on cash	229	3,461
Net increase (decrease) in cash and cash equivalents	(66,406)	377,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	562,532	377,747
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$496,126	$755,093

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$11,294	$3,860
Income taxes	10,872	9,137
Non-cash operating activity
Accounts receivable transferred to notes receivable	40,210	64,003

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

The accompanying financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2004 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s audited December 31, 2004 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

2.                                                                                      REVENUE RECOGNITION:

Revenues from sales of telecommunications equipment and handsets are recognized when persuasive evidence of an arrangement exists, delivery of the product has occurred, customer acceptance has been obtained, the fee is fixed or determinable and collectability is reasonably assured. If the payment due from the customer is not fixed or determinable under certain circumstances, due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as customer advances. Normal payment terms differ for various reasons amongst different customer regions, depending upon common business practices for customers within a region. Shipping and handling costs are recorded as revenues and costs of revenues. Any expected losses on contracts are recognized when identified.

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

3.                                                                                      EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income or loss available to holders of common stock by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share is determined by adjusting net income or loss as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of employee stock options, a written call option, warrants, convertible subordinated notes and unvested acquisition-related stock options. Potentially dilutive shares are excluded from the computation of diluted net loss per share in which their effect would be anti-dilutive.

The following is a summary of the calculation of basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands except per share data)	2005	2004	2005	2004

Numerator:

Net income (loss) for basic EPS computation	$(402,661)	$4,987	$(439,367)	$103,616

Effect of dilutive securities-7/8% convertible subordinated notes	—	816	—	2,663
Net income (loss) adjusted for dilutive securities	$(402,661)	$5,803	$(439,367)	$106,279

Denominator:

Shares used to compute basic EPS	118,262	113,945	115,902	114,110
Dilutive common stock equivalent shares:
Stock options	—	1,994	—	4,442
Written call option	—	—	—	349
Conversion of convertible subordinated notes	—	16,919	—	16,919
Warrants	—	—	—	12
Unvested acquisition-related stock	—	368	—	382
Shares used to compute diluted EPS	118,262	133,226	115,902	136,214

Earnings per share - basic	$(3.40)	$0.04	$(3.79)	$0.91
Earnings per share - diluted	$(3.40)	$0.04	$(3.79)	$0.78

Certain potential shares related to employee stock options outstanding during the three and nine months ended September 30, 2005 and 2004 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the Company’s common stock during the periods and, accordingly, their effect is anti-dilutive under the treasury stock method.  For the three and nine months ended September 30, 2005, these shares totaled 18.2 million with a weighted average exercise price of $20.90 per share and 17.3 million shares with a weighted average exercise price of $21.51 per share, respectively.  For the three and nine months ended September 30, 2004, these shares totaled 12.5 million with a weighted average exercise price of $25.87 per share and 3.5 million shares with a weighted average exercise price of $33.07 per share, respectively.

The Company has 7/8% convertible subordinated notes (“Notes”) outstanding which are eligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company’s closing stock price exceeds a specified threshold as of the last trading day of the immediately preceding fiscal quarter. In September 2004, the EITF reached a consensus related to EITF No. 04-8 “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” which requires contingently convertible debt instruments to be treated as “if converted” for the purpose of computing the earnings per share.  The conversion is assumed in this diluted EPS computation for the three and nine months ended September 30, 2004.

The net income for the diluted EPS computation reflects the reduction in interest expense of $0.8 million and $2.6 million, net of tax, for the three and nine months ended September 30, 2004, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

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

For the nine months ended September 30, 2004, the dilutive and anti-dilutive effects of the call option and the bond hedge were derived by taking the weighted average of the first, second, and third quarters, in accordance with SFAS 128. For the nine months ended September 30, 2004, this would have the effect of decreasing the denominator for diluted earnings per share by 2.7 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 0.3 million shares for the call option transaction. However, only the dilutive effect of the 0.3 million shares for the nine months ended September 30, 2004, with respect to the call option transaction were included in the Company’s diluted earnings per share calculation above. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

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

The following table illustrates the effect on net income or loss and earnings or loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004

Basic

Net income (loss):
As reported	$(402,661)	$4,987	$(439,367)	$103,616
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	372	59	1,194	257
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(5,235)	(8,817)	(17,253)	(25,471)
Pro forma net income (loss)	$(407,524)	$(3,771)	$(455,426)	$78,402

Basic income (loss) per share:
As reported	$(3.40)	$0.04	$(3.79)	$0.91
Pro forma	$(3.45)	$(0.03)	$(3.93)	$0.69

Diluted

Net income (loss):
As reported	$(402,661)	$4,987	$(439,367)	$103,616
Effect of dilutive securities-7/8% Convertible subordinated notes	—	—	—	2,663
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	372	59	1,194	257
Deduct: Total compensation expense determined under fair value method for all awards, net of related tax effects	(5,235)	(8,817)	(17,253)	(25,471)
Pro forma net income (loss)	$(407,524)	$(3,771)	$(455,426)	$81,065

Diluted income (loss) per share:
As reported	$(3.40)	$0.04	$(3.79)	$0.78
Pro forma	$(3.45)	$(0.03)	$(3.93)	$0.61

The following assumptions were used to calculate the fair values:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Stock Options:

Expected remaining term in years	4.00	3.00	3.18	3.00
Weighted average risk-free interest rate	3.96%	2.35%	3.78%	2.76%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Volatility	71.00%	56.50%	65.67%	59.00%

5.                                                                                      COMPREHENSIVE INCOME:

The reconciliation of net income to comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004

Net income (loss)	$(402,661)	$4,987	$(439,367)	$103,616
Unrealized gain (loss) on investments	(22)	(1,829)	(30)	(1,350)
Foreign currency translation	12,570	(550)	12,014	(48)
Total comprehensive income	$(390,113)	$2,608	$(427,383)	$102,218

6.                                                                                      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at September 30, 2005 or December 31, 2004. Short-term investments, consisting entirely of available-for-sale securities, were $15.1 million and $136.3 million at September 30, 2005 and December 31, 2004, respectively. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive income. Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  Such bank notes are negotiable instruments and classified as short-term investments.  The Company may discount these notes with banking institutions in China.  A sale of these notes is reflected as a reduction of short-term investments and the proceeds of the settlement of these notes are included in cash flows from investing activities in the consolidated statement of cash flows. Bank notes totaling $73.1 million were sold during the nine months ended September 30, 2005.  None were sold during the three months ended September 30, 2005 nor for the three and nine months ended September 30, 2004. Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received.  The cost of settling these notes receivable was $0.6 million for the nine months ended September 30, 2005.

7.                                                                                      SHORT-TERM RESTRICTED CASH AND INVESTMENTS:

At September 30, 2005, the Company had short-term restricted cash and investments of $36.9 million comprised of restricted cash held for standby letters of credit.  At December 31, 2004, the Company had restricted cash and short-term investments of $33.3 million primarily comprised of $24.3 million of restricted cash and $8.6 million of restricted short-term investments for standby letters of credit.

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

8.                                                                                      ACCOUNTS AND NOTES RECEIVABLE:

The Company accepts commercial notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. Notes receivable available for sale was $22.9 million and $27.0 million at September 30, 2005 and December 31, 2004, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met. There were no notes receivable sold during the three and nine months ended September 30, 2005 and 2004.

On August 1, 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement.  The Agreement contains provisions customary in transactions of this nature including certain commitment fees.  As of September 30, 2005, no receivables had been sold and pursuant to provisions of the Agreement, the Company recorded commitment fees amounting to $0.1 million.

9.                                                                                      INVENTORIES:

As of September 30, 2005 and December 31, 2004, total inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2005	2004

Inventories:

Raw materials	$86,568	$154,977
Work-in-process	36,792	65,551
Finished goods	280,691	271,357
Inventories at customer sites without contracts	70,434	98,947
Total Inventories	$474,485	$590,832

10.                                                                               ACQUISITIONS:

Pedestal

On May 13, 2005, the Company completed its acquisition of substantially all of the assets and certain liabilities of Pedestal Networks, Inc. (“Pedestal”).  Pedestal develops and designs Universal Broadband Server (“UBS”), an environmentally hardened, line-powered remote IP-based Digital Subscriber Line Access Multiplexer (“IP DSLAM”).  The acquisition was intended to assist in the Company’s expansion into digital subscriber line (“DSL”) and IP-based television (“IPTV”) by providing the Company with a strong remote broadband solution that is fully US-certified and complements other existing DSL, IPTV and optical product families.  The total consideration for this transaction was $3.0 million.  Approximately $2.6 million in cash was paid at the closing date and an additional $0.4 million in cash is payable one year from the closing date in the absence of a material breach of the original contractual terms. The acquisition was accounted for under the purchase method of accounting.

The existing technology acquired included the entire Pedestal family of IP DSLAM and UBS.  The Company intends to integrate the Pedestal product line with the Company’s Triple-Play products and IPTV solutions.  In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”) and customer relationships.

At the acquisition, Pedestal had one project under development related to the gigabit ethernet product that qualified for IPR&D.  The gigabit ethernet project is focused on supporting a majority of Pedestal’s products and is considered 80% complete as of September 30, 2005.  In assessing Pedestal’s IPR&D project, the Company considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects.  The Company also considered the rate at which technology changes in the broadband equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.  The amount of the purchase price allocated to IPR&D of $0.7 million was charged to the Company’s results of operations.

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

The following table summarizes the final allocation of the purchase price for Pedestal based, in part, upon the final independent valuation:

(in thousands)

Fair value of tangible assets	$1,177
Fair value of liabilities assumed	(297)
Fair value of identified intangible assets:
Developed technology	1,319
IPR&D	660
Customer relationships	141
Total purchase price	$3,000

Giga

On October 29, 2004, the Company entered into an asset purchase agreement with Giga Telecom, Inc. (“Giga”), a Korean corporation that develops and designs wireless handsets. The acquisition is intended to facilitate the Company’s expansion into the CDMA handset market. The Company completed the acquisition on January 4, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account for six months which was released in July, 2005.  The total consideration for the acquisition, funded from cash on hand, was approximately $18.9 million, including $2.0 million in acquisition-related transaction costs, a $1.5 million payment made previously to be applied against the purchase price and an earn-out of $0.5 million paid subsequently upon completion of certain product design milestones.

The following table summarizes the allocation of the purchase price for Giga based, in part, upon an independent valuation:

(in thousands)

Fair value of tangible net assets	$458
Fair value of identified intangible assets:
Existing technology	1,200
Pre-existing royalty agreement	1,920
Excess of costs of acquiring Giga over fair value of identified net assets acquired (goodwill)	15,371

Total purchase price	$18,949

The excess of the purchase price over the fair value of the identified net assets of approximately $15.4 million was allocated to goodwill and assigned to the Handsets segment.  The goodwill created in this acquisition results from the decreased time to market and design related synergies.  This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment.  For additional information regarding the intangible and other long-lived assets impairment, refer to Note 11, Goodwill and Intangible Assets.

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

11.                          GOODWILL AND INTANGIBLE ASSETS:

Intangible assets classified as goodwill and those with indefinite lives are not amortized.  Intangible assets with determinable lives are amortized over their estimated useful lives.  The Company performs an annual impairment test of its goodwill as of November 1st of each year.  The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values.  When conducting its goodwill impairment analysis, the Company calculates its impairment charges based on the two-step test prescribed in SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and using the estimated fair value of the respective reporting units.  The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. The Company also tests its long-lived assets in the Company’s assets groups for potential impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” (“SFAS 144”)  The Company’s long-lived assets are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

The Company held a series of planning meetings in September 2005 to assess the current business forecasts for all of its reporting units.  This assessment analyzed various factors including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in the Company’s Broadband reporting unit, a narrowing of the Company’s strategic focus related to the Company’s product offerings and greater than expected revenue and margin decline due to continued pricing pressures for several of the Company’s key markets. The Company concluded these factors combined represented a triggering event.

The Company determined that the significant adverse changes in the business outlook could indicate the carrying value of certain of its long-lived assets groups may not be recoverable and could indicate the fair value of the Company’s reporting units may be below their fair value.  As a result, the Company performed interim impairment tests on goodwill and certain other long-lived tangible and intangible assets.

Goodwill:

The Company performed an impairment analysis pursuant to SFAS 142 as of September 30, 2005 for all of its reporting units.  The Company compared the fair value of the reporting units to their carrying value.  The Company determined the fair value of each reporting unit using both present value and comparable company techniques based, in part, upon an independent valuation.  The fair values of the reporting units were reconciled to the Company’s overall market capitalization at September 30, 2005.

As of September 30, 2005, the Company has not completed the second step of the goodwill impairment test for its Wireless and PCD units. However, the Company has used its best estimate to assess the goodwill impairment for these two units. The Company expects to complete the second step test of the goodwill impairment analysis for its Wireless and PCD units in the fourth quarter of 2005 and any adjustment based on the completion of the measurement of the impairment analysis will be recognized in the fourth quarter of 2005.

Based on the impairment assessment noted above, a goodwill impairment charge of $192.9 million has been estimated and was recorded during the three months ended September 30, 2005 to write off the full value of goodwill for the Wireless, Broadband, Handsets and PCD business units.

The beginning of year goodwill reallocation and changes to the carrying value of the Company’s goodwill from January 1, 2005 through September 30, 2005 are reflected below:

(in thousands)	Goodwill

December 31, 2004:

China	$118,787
International	37,132
Personal Communications Division	24,708
Total	$180,627

	January 1,		Exchange		September 30,
(in thousands)	2005	Additions	rate changes	Impairment	2005

Handsets	$74,003	$15,371	$(37)	$(89,337)	$—
Wireless	55,641	—	29	(55,670)	—
PCD	24,710	—	2	(24,712)	—
Broadband	23,210	—	—	(23,210)	—
Service	3,063	—	—	—	3,063
Total	$180,627	$15,371	$(6)	$(192,929)	$3,063

Long-lived Assets:

The Company also tested its long-lived assets in all of the Company’s assets groups for potential impairment during the current quarter in accordance with SFAS 144.  Based on this analysis, the Company determined that the undiscounted expected future cash flows for the Broadband and Handset asset groups were less than the carrying value of their net assets.

The Company determined the relative estimated fair value of tangible assets through a comparison of similar assets, and wherever practical, based on quoted market prices taking into consideration the asset type, age, condition, and physical location of the asset. As a result of this analysis, the Company recorded an impairment charge of $14.1 million for long-lived tangible assets related to the Broadband asset group and $9.4 million for long-lived tangible assets related to the Handset asset group.

In addition, the Company determined that the fair value of technology intangible assets within the Broadband and Handset asset groups as calculated using the discounted future cash flows was less than the carrying value of the net assets and as such, the Company recorded a net asset write-off of $1.7 million.

As of September 30, 2005 and December 31, 2004, intangible assets consisted of the following:

	September 30,	December 31,
(in thousands)	2005	2004
Intangible assets:

Existing technology	$39,530	$39,530
Less accumulated amortization	(20,042)	(14,933)
	$19,488	$24,597

Customer relationships	$57,220	$57,220
Less accumulated amortization	(10,391)	(5,455)
	$46,829	$51,765

Supplier relationships	$5,300	$5,300
Less accumulated amortization	(2,429)	(442)
	$2,871	$4,858

Trade names	$4,940	$4,940
Less accumulated amortization	(2,162)	(966)
	$2,778	$3,974

Backlog	$5,150	$5,150
Less accumulated amortization	(4,884)	(2,483)
	$266	$2,667

Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(2,475)	$(450)
	$8,325	$10,350

Pre-existing royalty agreement	$218	$—
Less accumulated amortization	—	—
	$218	$—

Total intangible assets	$80,775	$98,211

Amortization expense was $6.6 million and $3.6 million for the three months ended September 30, 2005 and 2004, respectively, and was $20.4 million and $9.9 million for the nine months ended September 30, 2005 and 2004, respectively.  The estimated aggregate amortization expense for intangibles for each of the five years from the year ended December 31, 2006 through the year ended December 31, 2010 is $18.9 million, $16.0 million, $12.7 million, $6.9 million and $5.1 million, and is $15.7 million in the aggregate thereafter.

The weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

(in years)	Weighted Average Life

Technology	2.9
Customer relationships	7.1
Supplier relationships	1.1
Trade names	2.1
Backlog	0.1
Non-compete	3.1
Pre-existing royalty agreement	0.3
Total	3.4

12.                                                                               LONG-TERM INVESTMENTS:

The Company’s investments are as follows:

	September 30,	December 31,
(in thousands)	2005	2004

Softbank China	$5,294	$5,294
Cellon International	8,000	8,000
Restructuring Fund No. 1	2,508	1,836
Global Asia Partners L.P.	1,701	1,150
Fiberxon Inc.	3,000	3,000
Immenstar	2,000	2,000
Matsushita Joint Venture	5,604	7,959
GCT SemiConductor	3,000	3,000
Xalted Networks	3,000	—
Infinera	1,902	1,902
Others	1,418	1,449

Total	$37,427	$35,590

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

Cellon International

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”).  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million in each of April and December 2002. As of September 30, 2005, the Company had a 9% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of September 30, 2005, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments with Cellon.  For additional information regarding transactions with Cellon, refer to Note 18, Related Party Transactions.

Restructuring Fund No. 1

During fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150.0 million and $226.0 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company’s employees are employed by the fund. The Company accounts for this investment under the equity method of accounting.  The Company had insignificant gain and loss for the three months ended September 30, 2005 and recorded $0.7 million of equity gain for the nine months ended September 30, 2005.  No significant gains or losses were recorded during the three and nine months ended September 30, 2004.

Global Asia Partners, L.P.

The Company invested $1.0 million in Global Asia Partners L.P. in June 2002, $1.0 million in June 2003 and an additional $0.5 million in the second quarter of 2005, and has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund’s geographic focus is on technology investments in Asia, in particular in India and China. The Company accounts for this investment under the equity method of accounting.   There were no gains or losses for the three and nine months ended September 30, 2005.  There were no losses and $0.5 million of losses recorded during the three and nine months ended September 30, 2004 respectively.

Fiberxon Inc.

In September 2002, the Company invested $2.0 million in Fiberxon, Inc. (“Fiberxon”), a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of September 30, 2005, the Company had not recorded any impairment in respect of this investment. For additional information regarding transactions with Fiberxon, refer to Note 18, Related Party Transactions.

Matsushita Joint Venture

In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which has a registered share capital of $10.0 million. The cash consideration of $4.9 million payable by the Company was paid in October 2002. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting.  During the fourth quarter of 2004, the Company contributed an additional $9.3 million (its 49% of the $19 million capital call) to the joint venture.  The Company recorded equity losses of $0.9 million and $2.5 million for the three and nine months ended September 30, 2005, respectively and $0.7 million and $2.9 million for the three and nine months ended September 30, 2004, respectively.

Xalted Networks

In May 2005, the Company invested $2.0 million in Xalted Networks (“Xalted”) and in August 2005 the Company invested an additional $1.0 million.  Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings.  The Company has less than a 10% ownership interest in Xalted and accounts for the investment under the cost method.

13.                                                                               DEBT:

The following represents the outstanding borrowings at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(in thousands)	2005	2004

Notes payable	$93	$1,183
Bank loans	226,607	358,155
Convertible subordinated notes	274,600	402,500

Total debt	$501,300	$761,838
Long-term debt	274,900	410,655
Short-term debt	$226,400	$351,183

At September 30, 2005, the Company had loans with various banks totaling $218.0 million with interest rates ranging from 3.58% to 5.02% per annum.  These bank loans mature within twelve months and are included in short-term debt.

The Company has a bank loan in connection with an equipment purchase resulting from the consolidation of MDC Holding Limited and its affiliated entities (“MDC”).  On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment.  The obligations of the bank loan and related equipment were assumed by the Company on January 23, 2003, and subsequently transferred to MDC on December 31, 2003.  The bank loan of $8.3 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006.  The Company does not serve as legal obligor for the loan.

The Company has a bank loan in connection with a joint venture which the Company consolidated.  As of September 30, 2005, the bank loan amounts to $0.3 million, at an interest rate of 9.00% per annum, and expires in June 2008.  The Company does not serve as legal obligor for the loan.

The Company had available borrowing facilities of $589.6 million for future borrowings as of September 30, 2005. $283.5 million of these facilities expire in 2005 and $306.1 million of these facilities expire in 2006 with interest rates ranging from 3.58% to 5.02%. The Company has not guaranteed any debt not included in the consolidated balance sheet.

On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes (the “Notes”) due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 7/8% per annum and are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.1 million and have been recorded in other long-term assets and are being amortized over the life of the notes.

In the second quarter of 2005, the Company entered into an agreement to exchange 1,482,000 shares of Company’s common stock with a fair value of approximately $10.6 million and approximately $15.8 million in cash for $38.0 million aggregate principal amount of its outstanding Notes with one of its note holders.  In the third quarter of 2005, the Company completed four additional exchanges wherein the Company exchanged a total of 3,506,100 shares of the Company’s common stock with a fair value of approximately $27.0 million and approximately $41.4 million in cash for $89.9 million aggregate principal amounts of its notes.  These exchanges are considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes.  Accordingly, the Company recorded a gain, net of write-off of unamortized issuance expenses, of $20.3 million and $31.4 million for the three and nine months ended September 30, 2005, respectively, on such extinguishment in accordance with the provisions of APB 26, “Early Extinguishment of Debt”, and SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

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

The convertible bond hedge and call option were amended as a result of the aforementioned early extinguishment of the Notes.  As part of the amendment, the Company received proceeds of $0.5 million and $1.4 million during the three and nine months ended September 30, 2005, respectively, which were recorded against additional paid-in capital. The amended convertible bond hedge allows the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 11.5 million shares of the Company’s common stock from the Company at $32.025 per share.

The Company recorded these instruments at cost. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

14.                                                                               WARRANTY OBLIGATIONS AND OTHER GUARANTEES:

Warranty obligations are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004

Beginning of period	$58,586	$34,236	$46,596	$26,267
Accruals for warranties issued during the period	15,260	12,949	47,828	38,049
Settlements made during the period	(18,196)	(11,425)	(38,774)	(28,556)
Balance at end of period	$55,650	$35,760	$55,650	$35,760

Warranty obligations:

During the third quarter 2005, the Company has continued to experience product repair issues.  As such the Company has recorded additional warranty charges of approximately $9.0 million primarily related to NetRing and iAN8000 equipment sold to Japan Telecom, an affiliate of SOFTBANK CORP and SOFTBANK America Inc. During the first quarter 2005, the Company incurred a special warranty charge for certain asynchronous digital subscriber line (“ADSL”) equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004. Since the agreement to repair these parts exceed the Company’s normal warranty terms, the Company recorded an additional special warranty coverage in the first quarter of $9.5 million.

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

15.                                                                               COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2010.  The minimum future lease payments under the leases at September 30, 2005 were as follows:

(in thousands)	September 30, 2005

1 year	$22,630
2 year	11,468
3 year	7,146
4 year	4,797
5 year and after	2,634

Total minimum lease payments	$48,675

Rent expense for the three and nine months ended September 30, 2005 were $5.2 million and $16.2 million, respectively.

Other contractual obligations and commitments were as follows:

	September 30, 2005
	Payments Due by Period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years

Notes payable	$93	$93	$—	$—
Bank loans	$226,607	$226,307	$300	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—
Interest payable on subordinated notes	$6,007	$2,403	$3,604	$—
Standby letters of credit	$50,657	$50,168	$489	$—

Notes payable

Occasionally, the Company issues short-term notes payable to certain vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.

Bank loans

At September 30, 2005, the Company had loans with various banks totaling $218.0 million with interest rates ranging from 3.58% to 5.02% per annum.  These bank loans mature within twelve months and are included in short-term debt.

The Company has a bank loan in connection with an equipment purchase resulting from the consolidation of MDC.  On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment.  The obligations of the bank loan and related equipment were assumed by the Company on January 23, 2003, and subsequently transferred to MDC on December 31, 2003.  The bank loan of $8.3 million bears interest at 4.94% per annum, and expires on January 10, 2006.  The Company does not serve as legal obligor for the loan.

The Company has a bank loan in connection with one of the Company’s consolidated joint ventures.  As of September 30, 2005, the bank loan amounts to $0.3 million, bears interest at a rate of 9.00% per annum, and expires on June 15, 2008.  The Company does not serve as legal obligor for the loan.

Convertible subordinated notes

As of September 30, 2005, the Company had outstanding $274.6 million of convertible subordinated notes, due March 1, 2008, that bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes.  For additional information regarding these notes refer to Note 13, Debt.

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

Purchase commitments

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to the operations or financial condition of the Company. As of September 30, 2005, total open commitments under these purchase orders were approximately $654.1 million which are primarily related to purchase commitments of the PCD business unit.

Investment commitments

As of September 30, 2005, the Company had invested a total of $2.5 million in Global Asia Partners L.P. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

Intellectual property

Certain sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products. There are no limitations on the maximum potential future payments under these guarantees. The Company has not accrued any amounts in relation to these provisions as no such claims have been made and the Company believes it has valid enforceable rights to the intellectual property embedded in its products.

Litigation:

Securities Class Action Litigation

Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against the Company and various officers and directors.  The actions have been consolidated in United States District Court for the Northern District of California.  The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005.  The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased the Company’s stock after April 16, 2003 and before September 20, 2004.  In addition to the Company defendants, the plaintiffs also sued Banc of America Securities LLC and Softbank. The Complaint seeks recovery of damages in an unspecified amount.

The plaintiffs have indicated that they will file a motion to amend their complaint.  If the motion to amend is granted, plaintiffs may file an amended complaint that broadens their claims and the putative class period.  The plaintiffs’ motion to amend their complaint is due on November 28, 2005.

This litigation is in its preliminary stages, and the Company cannot predict its outcome.  Management of the Company believes that the claims are not meritorious.  Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect of the Company’s results of operations, financial position or cash flows.  As of September 30, 2005, no loss amount has been accrued because a loss is not considered probable or estimable.

Shareholder Derivative Litigation

Beginning in August 2004, several shareholder derivative actions were filed in the Superior Court of California for Alameda County.  The actions alleged claims for breach of fiduciary duty against certain of our current and former directors and officers and name the Company as a nominal defendant. The parties have entered into a settlement agreement.  On October 28, 2005, the Court approved the parties’ settlement of all claims.  The settlement did not have a significant financial impact on operations.

SEC Investigation

The Company has received notice of a formal inquiry by the staff of the Securities & Exchange Commission into certain aspects of the Company’s financial disclosures. The Company’s Audit Committee, Board of Directors, and management are fully cooperating in the inquiry.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes.  In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000.  The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company.  The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval.  The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including the Company).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  The settlement remains subject to a number of conditions, including final court approval.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigations

The Company has sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  On March 22, 2004, the Company filed its Complaint.  On June 3, 2004, the Company served its Complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  On August 30, 2004, the Company served and filed its Amended Complaint.  In the Company’s Amended Complaint, the Company asserts that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  The Company seeks, inter alia, compensatory damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004.  In its answer and counterclaims, Starent denies the Company’s allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  The Court held an initial case management conference on November 2, 2004.  On February 17, 2005, the Company filed a motion for a preliminary injunction against Starent’s use, sale, and offer for sale of products having the infringing feature.  The Court held a hearing on the Company’s motion on May 11, 2005 and denied the Company’s motion on June 17, 2005.  On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit  and entered an order construing these claims on August 11, 2005.  On September 20, 2005, Starent filed a motion for summary judgment of non-infringement and UTStarcom filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability.  On October 4, 2005, Starent filed a motion to strike UTStarcom’s final infringement contentions.  All three motions are scheduled for oral argument on November 8, 2005.

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

16.                                                                               STOCKHOLDERS’ EQUITY:

For the three and nine months ended September 30, 2005, net proceeds from the exercise of stock options were $0.1 million and $0.8 million, respectively.  For the three and nine months ended September 30, 2004, the Company had $0.7 million and $14.7 million, respectively, of net proceeds from the exercise of stock options.  Total shares purchased through the Company’s Employee Stock Purchase Plan were 439,000 and 211,750 for net proceeds of $3.6 million and $3.7 million for the three and nine months ended September 30, 2005 and 2004, respectively.

The Company issued 3,506,100 and 4,988,100 shares of common stock in conjunction with the debt extinguishment agreement entered into during the three months and nine months ended September 30, 2005, respectively.  For additional information regarding the debt extinguishment refer to Note 13, Debt.  Additional paid-in capital was increased by $27.0 million and $37.5 million in connection with the share issuance and by $0.5 million and $1.4 million related to proceeds received in connection with the amendment of the convertible bond hedge and call option during the three and nine months ended September 30, 2005, respectively.

On March 12, 2004, the Company’s Board of Directors approved a stock repurchase program, authorizing the Company’s repurchase of up to 5,000,000 shares of its outstanding common stock over a period of 6 months. The Board approved an additional repurchase of 1,623,000 shares in a privately negotiated transaction with an institution, which was completed in March 2004.  There were no shares repurchased in the three and nine months ended September 30, 2005.

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

Effective in the first quarter of 2005, the Company elected to reorganize its business based principally upon product family and realigned its business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) PCD, and (v) Service.  Each operating unit represents its own reporting segment and each operating unit is responsible for its own worldwide production and sales management.

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

Summarized below are the Company’s segment sales revenue and gross profit for the three and nine months ended September 30, 2005 and 2004, respectively, based on the new reporting segment structure.

	Three months ended September 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$32,934	$113,431	$106,294	$363,637	$19,011	$635,307
Gross profit	(14,086)	32,477	13,646	13,199	8,710	53,946

	Three months ended September 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$51,928	$419,630	$161,028	$—	$12,430	$645,016
Gross profit	5,885	104,797	23,680	—	2,772	137,134

	Nine months ended September 30, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$422,588	$371,541	$380,416	$1,021,452	$64,066	$2,260,063
Gross profit	168,194	104,041	51,145	42,881	35,321	401,582

	Nine months ended September 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total

Revenue from external customers	$148,895	$1,176,433	$591,799	$—	$39,808	$1,956,935
Gross profit	41,062	322,764	111,330	—	14,283	489,439

Assets by segment are as follows:

	As of September 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$51,086	$94,332	$51,606	$1,506	$52,479	$251,009
Total assets	471,209	848,997	471,334	413,698	108,369	2,313,607

	As of December 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$50,454	$106,003	$46,325	$1,330	$64,647	$268,759
Total assets	1,018,608	1,184,649	676,022	363,298	73,428	3,316,005

Sales data by geographical areas are as follows:

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
(in thousands)	2005	sales	2004	sales	2005	sales	2004	sales

United States	$359,131	57%	$13,211	2%	$987,524	44%	$44,969	2%
China	210,954	33%	589,552	92%	727,653	32%	1,778,440	91%
Japan	13,794	2%	34,075	5%	398,853	18%	75,607	4%
Other	51,428	8%	8,178	1%	146,033	6%	57,919	3%
Total net sales	$635,307	100%	$645,016	100%	$2,260,063	100%	$1,956,935	100%

Long-lived assets by geographical areas are as follows:

	September 30,	December 31,
(in thousands)	2005	2004

U.S.	$17,947	$24,958
China	222,292	229,469
Other	10,770	14,332
Total long-lived assets	$251,009	$268,759

18.                                                                               RELATED PARTY TRANSACTIONS:

Softbank

The Company recognized revenue of $3.4 million and $53.5 million for the three and nine months ended September 30, 2005, respectively, and $32.0 million and $64.6 million for the three and nine months ended September 30, 2004, respectively, with respect to sales of telecommunications equipment and services to SBBC, an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., which, as of September 30, 2005, owned 12.2% of the Company’s outstanding stock. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In addition, the Company supports SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”).

Included in accounts receivable at September 30, 2005 and December 31, 2004 were $22.7 million and $86.8 million due from SOFTBANK CORP., respectively. Customer advances were $5.4 million and $5.5 million as of September 30, 2005 and December 31, 2004, respectively.  Deferred revenue was $5.6 million and $0.5 million as of September 30, 2005 and December 31, 2004, respectively.

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

The promotional services discussed above involved contracting with third party promotional vendors, who in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, the Company determined that it would end its involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, the Company either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of the Company’s obligations with JT under such agreements, satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, was reported in the quarter ended March 31, 2005.

The Company also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment with an approximate value of $75 million. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities.  As discussed above, the revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005.

The Company recognized revenue of $2.5 million and $278.6 million for the three and nine months ended September 30, 2005, respectively, with respect to sales of telecommunications equipment to JT.  At September 30, 2005, deferred revenue from JT was $14.5 million and $3.9 million was included in accounts receivable due from JT.

The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates.  See Note 12.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan scheduled to be repaid during the last 16 months of this period. The Company’s recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three and nine months ended September 30, 2005, the Company recorded $0.3 million and $1.0 million, respectively, in interest income in respect to this loan.  During the three and nine months ended September 30, 2004, the Company recorded $0.3 million and $1.0 million, respectively, in interest income in respect to this loan.  The loan receivable balances at September 30, 2005 and December 31, 2004 were approximately $10.7 million and $11.8 million, respectively, and were included in other long-term assets.

On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of September 30, 2005, SOFTBANK America Inc. beneficially owned approximately 12.2% of the Company’s outstanding stock.

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

Fiberxon

The Company has an outstanding purchase commitment with Fiberxon, in which the Company has an 11% ownership interest, to purchase component parts for optical networking products. The Company anticipates it will be able to fulfill this commitment without material adverse consequences to the operations or financial condition of the Company. Purchases from Fiberxon totaled $0.1 million and $6.7 million during the three and nine months ended September 30, 2005. As of September 30, 2005 the Company had $0.5 million in accounts payable and $2.9 million of open purchase commitments to Fiberxon.

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of the Company’s Board of Directors. The Company paid $1.1 million to Starcom in 2004.   In the three and nine months ended September 30, 2005, the Company obtained services from this entity in the amount of $0.1 million and $0.6 million, respectively.

Xalted Networks

In May and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted, a development stage company in the telecommunication industry.  The Company has less than a 10% ownership interest in Xalted and the investment is accounted for under the cost method.  The Company made a purchase of $0.5 million for license rights and services from SysTeam, an affiliated company to Xalted, in the quarter ended September 30, 2005.

Matsushita Joint Venture

In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of the Company, to jointly design and develop, manufacture and sell telecommunication products. The Company paid $14.2 million in cash and holds a 49% ownership interest in the joint venture company. The Company does not have voting control over significant matters of the joint venture company; the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting.  At September 30, 2005, the Company had $3.1 million in customer advance received from the joint venture for a research project which the Company expects to complete in the fourth quarter of 2005.  For the nine months ended September 30, 2005, there was no sales revenue recorded by the Company and purchases from the joint venture were immaterial.

19.                                                                               RESTRUCTURING COSTS:

In the second quarter of fiscal 2005, the Company announced and initiated a restructuring plan.

During the three and nine months ended September 30, 2005, the Company incurred approximately $3.4 million and $24.0 million, respectively, in expenses in relation to the restructuring plan actions.  The three month expense consists primarily of $2.1 million related to severance payments and $1.2 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products and which are included in operating expenses.

During the nine months ended September 30, 2005, the Company incurred approximately $24.0 million in expenses in relation to the restructuring plan actions, primarily consisting of (i) $9.8 million related to severance payments (ii) $8.7 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products, which are included in operating expenses and (iii) $5.5 million in inventory write-off associated with discontinued products.  Included in the severance payments is a $0.7 million non-cash settlement for the reversal of housing allowance accrual in China.  Restructuring expense related to the inventory write-off is included in cost of sales in the Statements of Operations.  As of September 30, 2005, approximately 965 employees had been terminated or placed in the workforce reduction programs.

The following table displays a rollforward of the restructuring plan associated costs for the three and nine months ended September 30, 2005:

	Charges	Charges
	Three months ended	Nine months ended	Cash	Non-cash	Balance
(in thousands)	September 30, 2005	September 30, 2005	payment	settlement	September 30, 2005

Wireless
Severance payments	$1,014	$1,908	$(2,010)	$102	$—
Asset impairment	437	6,461	$—	(6,461)	—
Inventory write-off		5,543	$—	(5,543)	—

Broadband
Severance payments	216	1,577	$(1,599)	22	—
Asset impairment	—	1,079	$(110)	(969)	—
Inventory write-off	—				—

Handsets
Severance payments	2	965	$(1,062)	97	—
Asset impairment	—	350	$—	—	350
Inventory write-off	—	—	$—	—	—

PCD
Severance payments	—	—	$—	—	—
Asset impairment	—	—	$—	—	—
Inventory write-off	—	—	$—	—	—

Service
Severance payments	9	1,166	$(1,218)	52	—
Asset impairment	—	—	$—	—	—
Inventory write-off	—	—	$—	—	—

Corporate
Severance payments	897	4,164	$(4,571)	476	69
Asset impairment	803	835	$—	(165)	670
Inventory write-off					—

Summary Totals
Severance payments	$2,138	$9,780	$(10,460)	$749	$69
Asset impairment	1,240	8,725	(110)	(7,595)	1,020
Inventory write-off	—	5,543	—	(5,543)	—

Total	$3,378	$24,048	$(10,570)	$(12,389)	$1,089

Included in the $24.0 million restructuring charge for the nine months ended September 30, 2005 was $5.5 million recorded with cost of net sales and $18.5 million recorded as an operating expense.

20.                                                                               OTHER INCOME AND EXPENSES:

The other income (expense) balances in the three and nine months ended September 30, 2005 and 2004 were comprised of the following items:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2005	2004	2005	2004

Foreign exchange gains (losses)	$7.3	$(0.5)	$(7.3)	$—
Japan consumption tax refund	—	0.7	6.0	2.1
Chinese government financial subsidy	—	—	0.5	10.2
Net investment gains and dividends	—	1.1	—	1.1
Other	0.1	(0.1)	(0.9)	0.8
Total	$7.4	$1.2	$(1.7)	$14.2

21.                                                                               CREDIT RISK AND CONCENTRATION:

For the three and nine months ended September 30, 2005, approximately 33% and 32% of the Company’s sales, respectively, were derived from China.  For both three and nine months ended September 30, 2004, approximately 92% and 91% of the Company’s sales, respectively, were derived from China.

For the three and nine months ended September 30, 2005, sales recorded in Japan accounted for approximately 2% and 18% of total sales, respectively, mainly resulting from the first quarter recognition of deferred revenue recorded in prior year.  Refer to Note 18, Related Party Transactions, for additional information.  For the three and nine months ended September 30, 2004, sales recorded in Japan accounted for approximately 5% and 4% of total sales, respectively.

One customer accounted for approximately 18% of net sales for the three months ended September 30, 2005 and two customers accounted for approximately 12% and 11% of net sales for the nine months ended September 30, 2005.   Two customers accounted for approximately 13% and 12% of net sales for the three months September 30, 2004 and two customers accounted for approximately 14% and 12% of net sales for the nine months ended September 30, 2004.  Additionally, at September 30, 2005, no customer accounted  for  more than 10% of  the  accounts  receivable balance;  at December 31, 2004, one customer  accounted for approximately 15%  of  the accounts  receivable balance.

22.                                                                               INCOME TAXES:

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income.  The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts.  SFAS 109, “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, the utilization of past credits, length of carryback and carryforward periods and existing contracts or sales backlog that will result in future profits.

As of September 30, 2005, the Company did not believe it was more likely than not that it would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets. As a result of the review undertaken at September 30, 2005, the Company has concluded that it was appropriate to establish a full valuation allowance on its net deferred tax assets in the United States and China.  Accordingly, the Company recorded $93.1 million non-cash charge at September 30, 2005.

Income tax expense was $103.6 million and a benefit of $1.9 million for the three months ended September 30, 2005 and 2004, respectively.  Income tax expense was $110.0 million and $22.8 million for the nine months ended September 30, 2005 and 2004, respectively.

During the three months ended September 30, 2005, the Company recorded a $93.1 million non-cash charge to provide a full valuation allowance on its remaining net deferred tax assets at September 30, 2005 in the United States and China.  The Company expects to continue to maintain a full valuation allowance on its deferred tax assets in the United States and China until an appropriate level of profitability is reached or we are able to develop tax strategies which would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

23.                                                                               ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 133”). As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Pursuant to its foreign currency exchange hedging policy, the Company may hedge the related receivable and payables denominated in foreign currencies using forward foreign currency exchange rate contracts. Beginning in the first quarter of 2004, the Company hedged certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen.  Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized assets and liabilities. There were no hedging activities in the three and nine months ended September 30, 2005. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and nine months ended September 30, 2004. The Company’s foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for speculative trading purposes. There were no foreign currency forward contracts open at September 30, 2005.

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

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-02 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue 00-19 ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’” which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

On June 1, 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which will require entities that make a voluntary change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle.  SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

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

25.                                                                               SUBSEQUENT EVENT:

On October 11, 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in the emerging IPTV market. The loan is partially secured, is payable in 10 years and may be called early without penalty. In addition, the Company expects to make an incremental $12.8 million equity investment related to this venture in the fourth quarter of 2005 or the first quarter of 2006.  A portion of the $12.8 million equity investment will be used to extinguish the $12.4 million loan noted above.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends, including our expectations about continuing growth in the number of subscribers for telecommunications products in the countries in which we do business; our expectations regarding competition in the markets in which we compete; our expectation that there will be fluctuations in our overall gross profit, gross profit as a percentage of sales, net sales (including sales to specific customers), gross margin, product mix, quarter to quarter results, customer base, selling prices, our ability to reduce cost of sales and accounts receivable; our expectations concerning days sales outstanding; our expectations regarding the evolution of our internal controls over financial reporting and the existence or discovery of future additional material weaknesses or significant deficiencies; our expectations regarding the expenditure of significant resources to comply with Section 404 of the Sarbanes-Oxley Act and other related rules; our expectations regarding our annual effective tax rate and our activities to manage our tax structure on a worldwide basis; ; our expectations regarding trends in customer acceptance of our products; our expectations regarding trends in our industry; our expectations regarding future growth of our business and operations; our expectations regarding the importance of continued investment in research and development for our long-term success; our expectations regarding the status of products under development; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing credit facilities, short-term investments, cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expectations regarding our ability to proceed with the extension or renewal of existing credit facilities and the uncertainty of such renewal; our expectations regarding the possible need for additional financing and the uncertainty concerning the availability of such financing on commercially reasonable terms, or at all; our expectations regarding our currency risk management activities; our expectations regarding the potential impact on our results of operations, financial position and statement of cash flows from changes in legal and accounting regulations; our expectations regarding the possibility of hedging certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts; our expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding the development of 3G networks in China; our expectations regarding our ability to grow our Wireless segment with products supporting the emerging 3G market in China; our expectations regarding the development of a market for IPTV products and our ability to compete in such market; our expectations regarding our ability to successfully introduce new and innovative Broadband products in the countries in which we do business and to generally expand our Broadband Infrastructure and handset product base; our expectation that our Broadband Infrastructure and Wireless Infrastructure sales may stabilize in the near term; our expectation that gross profit from external customers for our PCD segment may remain stable for the remainder of 2005; our expectations regarding our ability to maintain our Wireless Infrastructure market position and support the growth of our Handset segment sales by introducing new products; our expectations regarding the impact of a reorganization of telecommunications companies in China; our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China; our expectations regarding the importance of sales in China to our operating results; our expectations regarding the importance of the China market for our technologies and development; our expectations regarding the anticipated decrease in the percentage of total sales generated from China as we continue to grow internationally; our expectations regarding efficiencies we hope to achieve in supply chain management and inventory purchasing, as well as trends in inventory growth; our expectations regarding our restructuring effort to reduce costs; our expectations regarding our ability to implement and enhance our administrative infrastructure; our expectations regarding our ability to expand into new markets around the world and address potential market opportunities; our expectations regarding the anticipated growth of Internet-related businesses in China; our expectations regarding the long-term demand for our PAS/iPAS products and the continued importance of the PAS technology and market in the future; our expectations regarding our ability to support our customers in China as they manage subscriber demand for their PAS networks over the next several years; our expectations regarding our ability to fulfill outstanding purchase commitments; our expectations regarding the eventual decrease in the pace of our sales to a certain customer; our expectations regarding our ability to offer more advanced products at higher average selling prices; our expectations regarding our ability to repair certain units under special warranty coverage in a timely manner; and our expectations regarding our costs associated with our global transformation. Additional forward-looking statements may be identified by the words “anticipate,” “expect,” “believe,” “intend,” “will,” and similar expressions, as they relate to us or our management. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the “Factors Affecting Future Operating Results” section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

We operate our business in five segments (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) Personal Communications Division (“PCD”), and (v) Services. For the three and nine months ended September 30, 2005, we recorded $635.3 million and $2,260.1 million of revenue, respectively, a 2% decrease and 15% increase over the corresponding periods in 2004.  Historically, a substantial majority of our sales have been to telecommunication service providers in China.  In fiscal 2004, we continued to focus on the diversification of our global customer base and market penetration internationally through internal growth as well as acquisitions, and as a result, our sales derived from outside of China as a percentage of total sales have increased.  For the three and nine months ended September 30, 2005, 33% and 32% of our sales were derived from China as compared to 92% and 91% for the comparable periods last year.  The maturation of our PAS market together with customer delays in capital spending in anticipation of next generation technology equipment have caused lower demand for our products in China.

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

We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect the subscriber growth to continue, albeit at a slower rate, because China’s teledensity rates, or the number of telephones per person in a region, remain relatively low in comparison to that of developed countries.

The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s telecommunications market expansion. This growth has led to competitive pricing pressure in recent past quarters.

We strive to develop products with more advanced features and to enhance the features of our existing products, which we believe will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

Over the past few years, we have undertaken a significant globalization program and we intend to continue to build our global sales outside of China in the current year.  We intend to continue to improve our internal supply chain and inventory management processes to ensure timely deliveries. We also intend to continue to implement and enhance our administrative infrastructure to assist our globalization transformation.

As part of the transformation process, we reviewed our corporate wide operations with the aim of narrowing the strategic focus of our diversification efforts with regard to our market concentration, product portfolio selection, and resources allocation. In the second quarter of 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products and realign investments with key growth opportunities.  During the current quarter, we determined that certain circumstances have changed sufficiently to indicate that the fair value of certain of our reporting units may be below their book values.  As a result, we conducted an evaluation of our long-lived assets including goodwill, intangible assets, and certain property plant and equipment for impairment and recorded impairment charges.

We entered into agreements to early extinguish a portion of our outstanding 7/8% Convertible Subordinated Notes which we began in the second quarter 2005 and continued through the third quarter. These exchanges are considered early extinguishments of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes.  Accordingly, we recorded gains on the exchanges.  As of September 30, 2005, we had reduced by one third long term debt obligations as compared to the amount of such obligations at December 31, 2004.

KEY TRANSACTIONS

Debt extinguishment

In June 2005 we entered into an agreement to exchange 1,482,000 shares of our common stock with a fair value of approximately $10.6 million and approximately $15.8 million in cash for $38.0 million aggregate principal amount of our outstanding 7/8% Convertible Subordinated Notes due 2008 (the “Notes”) as proposed to us by one of our Note holders.  In the third quarter of 2005, we completed four additional exchanges for a total of 3,506,100 shares of our common stock with a fair value of approximately $27.0 million and approximately $41.4 million in cash for $89.9 million aggregate principal amount of our Notes.  These exchanges are considered early extinguishments of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes.  Accordingly, we recorded a gain, net of write-off of unamortized issuance expenses of $20.3 million and $31.4 million for the three and nine months ended September 30, 2005, respectively, on the extinguishment.

Acquisitions

Pedestal

On May 13, 2005, we completed our acquisition of substantially all of the assets and certain liabilities of Pedestal Networks, Inc. (“Pedestal”).  Pedestal develops and designs Universal Broadband Server (“UBS”); an environmentally hardened, line-powered remote IP-based Digital Subscriber Line Access Multiplexer (“IP DSLAM”).  The acquisition was intended to assist in our expansion into digital subscriber line (“DSL”) and IP-based television (“IPTV”) by providing us with a strong remote broadband solution that is fully US-certified and complements other existing DSL, IPTV and optical product families.  The total consideration for this transaction was $3.0 million.  Approximately $2.6 million in cash was paid at the closing date and an additional $0.4 million in cash is payable one year from the closing date in the absence of a material breach of the original contractual terms. The acquisition was accounted for under the purchase method of accounting.

The existing technology acquired included the entire Pedestal family of IP DSLAM and UBS.  We intend to integrate the Pedestal product line with the our Triple-Play products and IPTV solutions.  In addition to developed product technology, we acquired fixed assets, in-process research and development (“IPR&D”) and customer relationships.

At the acquisition, Pedestal had one project under development that qualified for IPR&D.  In assessing Pedestal’s IPR&D project, we considered key product characteristics, including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects.  We also considered the rate at which technology changes in the broadband equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.  The amount of the purchase price allocated to IPR&D of $0.7 million was charged to our results of operations in the second quarter of 2005.

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

The acquisition was completed on January 4, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account held by us for six months which was released in July 2005.  The total consideration for the acquisition, funded from cash on hand, was approximately $18.9 million, including $2.0 million acquisition-related transaction costs, a $1.5 million payment made previously to be applied against the purchase price and an earn-out of $0.5 million paid subsequently upon completion of certain product design milestones.

The purchased existing technology and pre-existing royalty agreement are to be amortized within a year.  The results of operation of Giga have been integrated with the “Handsets” segment subsequent to the acquisition.

Asset Impairment

Intangible assets classified as goodwill and those with indefinite lives are not amortized.  Intangible assets with determinable lives are amortized over their estimated useful lives.  We perform an annual impairment test of our goodwill as of November 1st of each year.  We also test for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values.  When conducting the goodwill impairment analysis, we calculate impairment charges based on the two-step test prescribed in SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and using the estimated fair value of the respective reporting units.  We use the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. We also test long-lived assets in all of our asset groups for potential impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”   Our long-lived assets are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

Management held a series of planning meetings in September 2005 to assess the current business forecast for all of our reporting units.  This assessment analyzed various factors including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in our Broadband reporting unit, a narrowing of our strategic focus related to our product offering and greater than expected revenue and margin decline due to continued pricing pressures for several of our key markets.

Due to the existence of the triggering event in September 2005, we determined that there were significant adverse changes in the business outlook which could indicate the carrying value of certain of its long lived assets groups may not be recoverable and could indicate the fair value of our reporting units may be below their fair value.  As a result, we performed interim impairment tests on goodwill and certain other long lived tangible and intangible assets.

Goodwill:

We performed an impairment analysis pursuant to SFAS 142 as of September 30, 2005 for all of our reporting units.  We compared the fair value of the reporting units to their carrying value.  We determined the fair value of each reporting unit using both present value and comparable company techniques based, in part, upon an independent valuation.  The fair values of the reporting units were reconciled to our overall market capitalization at September 30, 2005.

As of September 30, 2005, we have not completed the second step of the goodwill impairment test for our Wireless and PCD units. However, we have used our best estimate to assess the goodwill impairment for these two units. We expect to complete the second step test of the goodwill impairment analysis for our Wireless and PCD units in the fourth quarter of 2005 and any adjustment based on the completion of the measurement of the impairment analysis will be recognized in the fourth quarter of 2005.

Based on the impairment assessment noted above, a goodwill impairment charge of $192.9 million has been estimated and was recorded during the three months ended September 30, 2005 to write off the full value of goodwill for the Wireless, Broadband, Handsets and PCD business units.

Long-lived Assets:

We also tested our long-lived assets  in all of our asset groups for potential impairment during the current quarter in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  Based on this analysis, we determined that the undiscounted expected future cash flows for the broadband and handset asset groups were less than the carrying value of the net assets.

We determined the relative estimated fair value of tangible assets through a comparison of similar assets, and wherever practical, based on quoted market prices taking into consideration the asset type, age, condition, and physical location of the asset. As a result of this analysis, we recorded an impairment charge of $14.1 million for long-lived tangible assets related to the Broadband asset group and $9.4 million for long-lived tangible assets related to the Handset asset group.

In addition, we determined that the fair value of technology intangible assets within the Broadband and Handset asset groups as calculated using the discounted future cash flows was less than the carrying value of the net assets and as such, we recorded a net asset write-off of $1.7 million.

	Goodwill	Intangible	PP&E
(in thousands)	Impairment	Impairment	Impairment	Total

Handsets	$89,337	$1,678	$9,417	$100,432
Wireless	55,670	—	—	55,670
PCD	24,712	—	—	24,712
Broadband	23,210	—	14,070	37,280
Total	$192,929	$1,678	$23,487	$218,094

Restructuring costs

In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products.  In addition, the restructuring plan is designed to align investments with key growth opportunities and facilitate our continuous process of globalization.  The primary goal of these improvements is to optimize our cost structure and enable us to deliver consistent and sustainable profitability for our stockholders.

During the three months ended September 30, 2005, we incurred approximately $3.4 million in expenses in relation to the restructuring plan actions primarily consisting of $2.1 million in severance payments and $1.2 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products.

In aggregate, for the restructuring plan we initiated in the second quarter, we incurred approximately $24.0 million in expenses primarily consisting of $9.8 million in severance payments, $8.7 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products which are all included in operating expenses and $5.5 million inventory write-off which is associated with discontinued products.  Restructuring expense related to the inventory write-off is included in cost of sales in the Statements of Operations.

As of September 30, 2005, approximately 965 employees had been terminated or placed in workforce reduction programs.  We will continue our efforts to evaluate certain operations and will actively pursue opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations.

Subsequent event

On October 11, 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in the emerging IPTV market. The loan is partially secured and is payable in 10 years and may be called early without penalty. In addition, the Company expects to make an incremental $12.8 million equity investment related to this venture in the fourth quarter of 2005 or the first quarter of 2006.  A portion of the $12.8 million equity investment will be used to extinguish the $12.4 million loan noted above.

RELATED PARTY TRANSACTIONS:

Softbank

We recognized revenue of $3.4 million and $53.5 million for the three and nine months ended September 30, 2005, respectively, and revenue of $32.0 million and $64.6 million for the three and nine months ended September 30, 2004, respectively, with respect to sales of telecommunications equipment and services to SBBC, an affiliate of SOFTBANK CORP. and SOFTBANK America Inc., which is one of our significant stockholders. SBBC offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In addition, we support SBBC’s new fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”).

Included in accounts receivable at September 30, 2005 and December 31, 2004 were $22.7 million and $86.8 million, respectively, related to these agreements. Customer advances were $5.4 million at September 30, 2005 and $5.5 million at December 31, 2004, respectively.  Deferred revenue was $5.6 million and $0.5 million as of September 30, 2005 and December 31, 2004, respectively.

During the third quarter 2005, we have continued to experience product repair issues. As such we recorded additional warranty charges of approximately $9.0 million primarily related to NetRing and iAN8000 equipment sold to Japan Telecom, an affiliate of SOFTBANK CORP and SOFTBANK America Inc. During the first quarter of 2005, we incurred a special warranty charge for certain asynchronous digital subscriber line (“ADSL”) equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004.  Since the agreement to repair these parts exceeds our normal warranty terms, we recorded an additional warranty charge in the first quarter of $9.5 million.

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

The promotional services discussed above involved contracting with third party promotional vendors who, in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, we determined that we would end our involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, we either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of obligations with JT under such agreements, satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, was reported in the quarter ended March 31, 2005.

We also entered into an agreement during the third quarter of 2004 to supply chassis equipment with an approximate value of $75 million. The equipment shipped under this agreement is considered linked to the Multi-Service Access Node (“iAN-8000”) sale noted above and as such, revenue was also deferred until the completion of the above-mentioned promotional activities.  As discussed above, the revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005.

We recognized revenue of $2.5 million and $278.6 million for the three and nine months ended September 30, 2005, respectively, with respect to sales of telecommunications equipment to JT.  At September 30, 2005, deferred revenue from JT was $14.5 million and $3.9 million was included in accounts receivable due from JT.

We have invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by SOFTBANK CORP. and its affiliates.  For additional information see Note 12 to our condensed consolidated financial statements.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of

12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from SBBC. SBBC will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan scheduled to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three and nine months ended September 30, 2005, we recorded $0.3 million and $1.0 million, respectively, in interest income in respect to this loan. The loans receivable at September 30, 2005 and December 31, 2004 were approximately $10.7 million and $11.8 million, respectively, and were included in other long-term assets.

On April 5, 2003, we repurchased 8.0 million shares of common stock beneficially owned by SOFTBANK America Inc., at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, SOFTBANK America Inc. entered into an agreement with us to not offer, sell or otherwise dispose of the Company’s common stock for a period of one year, subject to a number of exceptions. As of September 30, 2005, SOFTBANK America Inc. beneficially owned approximately 12.2% of our outstanding stock.

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

Fiberxon

We have an outstanding purchase commitment with Fiberxon, in which we have an 11% ownership interest, to purchase component parts for optical networking products. We anticipate that we will be able to fulfill this commitment without material adverse consequences to our operations or financial condition. Purchases from Fiberxon totaled $0.1 million and $6.7 million during the three and nine months ended September 30, 2005. As of September 30, 2005, we had $0.5 million in accounts payable and $2.9 million of open purchase commitments to Fiberxon.

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to a member of our Board of Directors. We paid $1.1 million to Starcom in 2004.  We obtained services amounted to $0.1 million and $0.6 million, respectively, from this entity in the three and nine months ended September 30, 2005.

Xalted Networks

In May and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks (“Xalted”), a development stage company in the telecommunication industry.  The Company has less than a 10% ownership interest in Xalted and the investment is accounted for under the cost method.  The Company made a purchase of $0.5 million for license rights and services from SysTeam, an affiliated company of Xalted, in the quarter ended September 30, 2005.

Matsushita Joint Venture

In July 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd., a stockholder of ours, to jointly design and develop, manufacture and sell telecommunication products. We paid $14.2 million in cash and hold a 49% ownership interest in the joint venture company. We do not have voting control over significant matters of the joint venture company; the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting.  At September 30, 2005, we had $3.1 million in customer advance received from the joint venture for a research project which we expect to complete in the fourth quarter of 2005.  For the nine months ended September 30, 2005, there was no sales revenue recorded and purchases from the joint venture were immaterial.

RESULTS OF OPERATIONS

We historically managed our business as a single reportable segment.  Effective with the fourth quarter of 2004, it was determined that our chief operating decision makers, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments, (i) China and (ii) all other regions referred to as International (“International”).

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

Effective in the first quarter of 2005, we decided to reorganize our business based principally upon product families and realigned our business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) PCD and (v) Service.

Broadband infrastructure is primarily comprised of the iAN-8000, IP-Based Digital Subscriber Line Access Multiplexer (“IP-DSLAM”) (“AN-2000”), GEPON, NetRing™ and other wireline products. Wireless infrastructure is primarily comprised of the PAS and CDMA products. The handsets and customer premise equipment products include PAS handsets, and CPE. The PCD products principally comprise of CDMA handsets.  We also provide installation and certain maintenance services. For each of the periods presented, total services sales accounted for less than 10% of net sales.

For the three and nine months ended September 30, 2005, our net sales were $635.3 million and $2,260.1 million, respectively,  in comparison to $645.0 million and $1,956.9 million, respectively, in the corresponding periods last year.  Net sales may not grow at the same rate or may even decline in the future. Net sales increased in the Service segment, and decreased in Broadband, Wireless and Handsets segments in the three months ended September 30, 2005 compared to the corresponding period of 2004.  Net sales increased in the Broadband and Service segments, and decreased in the Wireless and Handsets segments in the nine months ended September 30, 2005 compared to the corresponding period of 2004.  PCD sales revenue was incremental in comparison to the same periods in 2004 as a result of the selected assets acquisition from Audiovox in November 2004.

Cost of sales consists primarily of material and labor costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory provision and overhead.  Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers to manufacture and assemble most of our CDMA handsets.

As a result of a reduction in current and projected market demand for certain products, we announced and initiated in the second quarter of 2005 a restructuring plan to rationalize our cost structure and product offering.  This action has resulted in reduction of personnel and other operating costs.

Our gross profit has been affected by average selling prices, material costs, product mix and the impact of warranty charges as well as inventory reserves.  In addition, the acquisition of PCD in November 2004 has resulted in a higher percentage of revenue associated with a product offering at lower margins.  Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, stage of product life cycle, anticipated decreases in average selling prices and our ability to reduce cost of sales.

Selling, general and administrative expenses (“SG&A”) include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. A portion of our SG&A costs are fixed and are difficult to quickly reduce in periods of reduced sales.  Research and development expenses consist primarily of compensation and benefits of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. A portion of our costs are fixed and are difficult to quickly reduce in periods of lower sales. However, during the second quarter of 2005, we announced and initiated a restructuring plan which resulted in the reduction of certain SG&A and research and development costs. We believe that continued investment in research and development is critical to our long-term success.

Income tax expense is based upon a blended effective tax rate based upon our expectation of the amount of income to be earned in each tax jurisdiction and is accounted under the liability method. Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. We expect to maintain a full valuation allowance on our remaining net deferred tax assets until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal.

NET SALES

Sales by geography

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
(in thousands)	2005	sales	2004	sales	2005	sales	2004	sales

United States	$359,131	57%	$13,211	2%	$987,524	44%	$44,969	2%
China	210,954	33%	589,552	92%	727,653	32%	1,778,440	91%
Japan	13,794	2%	34,075	5%	398,853	18%	75,607	4%
Other	51,428	8%	8,178	1%	146,033	6%	57,919	3%
Total net sales	$635,307	100%	$645,016	100%	$2,260,063	100%	$1,956,935	100%

Three months and nine months ended September 30, 2005 and 2004

Net sales were $635.3 million in the three months ended September 30, 2005, a decrease of 2% compared to $645.0 million in the corresponding period of 2004. Although sales generated from China decreased, the decrease was nearly offset by the incremental sales in the United States derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004.

As we have experienced in recent quarters, the demand for our PAS/iPAS products, including PAS/iPAS system-based handsets in the China market continued to mature, resulting in lower demand and average selling prices.  We believe that demand for our PAS products has weakened as telecommunication service providers delay deploying new systems in anticipation of the introduction of new technology for next generation telecommunication equipment.  However, we expect long-term demand for our PAS/iPAS products will continue as we believe PAS will remain an important technology and market in China for the foreseeable future.

Net sales were $2,260.1 million in the nine months ended September 30, 2005, an increase of 15% from $1,956.9 million in the corresponding period of 2004.  The overall increase in net sales was primarily due to the incremental revenue derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004. In addition, net sales were higher as a result of stronger first quarter sales revenue in our Broadband Infrastructure segment primarily due to recognition of revenue for products delivered to Japan Telecom in the third and fourth quarters of 2004 which had been previously deferred, which was offset by the decrease in Wireless and Handset sales in China.

Net sales increased in our Broadband Infrastructure and Service segments. Net sales decreased in Wireless and Handsets segments, offset by incremental sales derived from PCD, in the nine months ended September 30, 2005, compared to the corresponding period in 2004.

Net sales revenue by geography shifted significantly in comparison to the corresponding period of 2004, attributable in part to our continuous efforts to grow our business internationally. Revenue derived from China accounted for approximately 33% and 32%, respectively, of our net sales revenue in the three months and nine months ended September 30, 2005, in comparison to approximately 92% and 91%, respectively, in the corresponding period last year.

We group our China customers by province, the level at which purchasing decisions are made, and treat each province as one customer. At September 30, 2005 and 2004, we had 33 and 31 such customers, respectively.

We have one customer in the United States that contributed approximately 18% of our net sales for the three months ended September 30, 2005.  Two provinces in China contributed approximately 13% and 12% of our net sales for the three months ended September 30, 2004.

Sales to one customer in the United States contributed approximately 11% and one customer in Japan accounted for 12% of our sales for the nine months ended September 30, 2005. Two provinces in China accounted for 14% and 12% of our net sales for the nine months ended September 30, 2004.

Sales by Segment

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
(in thousands)	2005	sales	2004	sales	2005	sales	2004	sales

Broadband	$32,934	5%	$51,928	8%	$422,588	19%	$148,895	8%
Wireless	113,431	18%	419,630	65%	371,541	16%	1,176,433	60%
Handsets	106,294	17%	161,028	25%	380,416	17%	591,799	30%
PCD	363,637	57%	—	0%	1,021,452	45%	—	0%
Service	19,011	3%	12,430	2%	64,066	3%	39,808	2%

Net sales	$635,307	100%	$645,016	100%	$2,260,063	100%	$1,956,935	100%

Broadband Infrastructure

Revenue from external customers for the Broadband Infrastructure operating segment was $32.9 million in the three months ended September 30, 2005, as compared to $51.9 million in the corresponding quarter in 2004.  The decline in revenue growth was mainly due to a delay of revenue recognition on “IPTV” products sold to Softbank in Japan.  There was a shift in product mix towards newer products such as GEPON and NetRing™ product lines.  These two product lines made up 39% of the total Broadband segment compared to an insignificant amount for the corresponding period in 2004.

Revenue from external customers for this operating segment was $422.6 million in the nine months ended September 30, 2005, as compared to $148.9 million in the corresponding period in 2004.  The increase in net sales was due to the completion of revenue recognition of certain agreements entered into with Japan Telecom for the iAN8000 product that had been recorded as deferred revenue in prior quarters. We do not expect our sales to Japan Telecom to maintain this pace in the future.

The Broadband Infrastructure sales are highly correlated to subscriber growth.  Our ability to grow the Broadband Infrastructure segment is dependent on the expansion of our current product base and further successful introduction and acceptance of new and innovative Broadband Infrastructure product offerings such as mVision and IPTV in China, Japan and other geographic regions.

Wireless Infrastructure

Revenue from external customers for the Wireless Infrastructure operating segment was $113.4 million in the three months ended September 30, 2005, as compared to $419.6 million in the corresponding quarter in 2004. The decrease in net sales was primarily a result of (i) our customers in China continuing the transition from new system installations to system expansions as PAS/iPAS systems reach product maturation and (ii) our customers delaying capital spending in anticipation of next generation technology.

Revenue from external customers for this operating segment was $371.5 million in the nine months ended September 30, 2005, as compared to $1,176.4 million in the corresponding period in 2004.  The decrease in net sales primarily was a result of (i) our customers in China changing their buying patterns since late 2004 from new system installations to system expansions as PAS/iPAS systems which have reached product maturation, and (ii) customers delaying capital spending in anticipation of next generation technology.

We will continue to support our customers in China as they manage subscriber demand for their PAS networks over the next several years.  We expect the subscriber growth of the PAS market in China and our Wireless Infrastructure sales to stabilize in the near term and we believe we will maintain our market position.  In addition, we believe we are positioned to grow the Wireless segment with products supporting the emerging 3G market in China.

Handsets

Revenue from external customers in the Handsets operating segment totaled $106.3 million in the three months ended September 30, 2005 as compared to $161.0 million in the corresponding quarter of 2004. The decrease in net sales was primarily attributable to decreasing unit volume and pricing pressure in the China telecommunications market since the later part of 2004.  The number of PAS handsets sold during this quarter was 2.3 million units compared to 3.2 million units during the corresponding quarter in 2004 while the average selling price per unit declined 19%.

Revenue from external customers in the PAS/iPAS systems Handsets operating segment totaled $380.4 million in the nine months ended September 30, 2005 as compared to $591.8 million in the corresponding period of 2004. As noted above, the decrease in net sales was primarily attributable to both decreasing unit volume and pricing pressure in the China telecommunications market since the later part of 2004.  The number of PAS handsets sold during the nine months ended September 30, 2005 was 8.7 million units compared to 11.3 million units for the corresponding period in 2004 while the average selling price per unit declined 18%.

We have recently begun to sell both GSM and CDMA handsets in China. Such sales accounted for approximately 12% of our Handset revenue in China for the third quarter of 2005.  As new technologies are adopted in the China market, we believe handset sales will increase.  We intend to continue to expand our global product offering through our development activities.

PCD

Revenue from external customers for the PCD operating segment was $363.6 million in the three months ended September 30, 2005. No revenue was recorded in the corresponding quarter last year due to the fact that the acquisition of the wireless handset division of Audiovox Corporation and the creation of PCD did not occur until November 2004.

Revenue from external customers for the PCD operating segment was $1,021.5 million in the nine months ended September 30, 2005. No revenue was recorded in the corresponding period last year due to the fact that the acquisition of the wireless handset division of Audiovox Corporation and the creation of PCD did not occur until November 2004.

Service

Service Revenue from external customers for the Service operating segment was $19.0 million in the three months ended September 30, 2005 as compared to $12.4 million in the corresponding quarter last year.  The increase was due to the continuing development of our service product offerings.

Service Revenue from external customers for the Service operating segment was $64.1 million in the nine months ended September 30, 2005 as compared to $39.8 million in the corresponding quarter last year.  Revenue for the Service operating segment for the nine months ended September 30, 2005 included $12.6 million of revenue and gross profit associated with promotional services for Japan Telecom recognized in the first quarter of 2005.

GROSS PROFIT

	Three months ended September 30,				Nine months ended September 30,
		Gross		Gross		Gross		Gross
(in thousands)	2005	Profit %	2004	Profit %	2005	Profit%	2004	Profit %

Broadband	$(14,086)	-43%	$5,885	11%	$168,194	40%	$41,062	28%
Wireless	32,477	29%	104,797	25%	104,041	28%	322,764	27%
Handsets	13,646	13%	23,680	15%	51,145	13%	111,330	19%
PCD	13,199	4%	—	—	42,881	4%	—	—
Service	8,710	46%	2,772	22%	35,321	55%	14,283	36%

Gross Profit	$53,946	8%	$137,134	21%	$401,582	18%	$489,439	25%

Three and nine months ended September 30, 2005 and 2004

Gross profit was $53.9 million, or 8% of net sales, in the three months ended September 30, 2005, compared to $137.1 million, or 21% of net sales, in the corresponding quarter of 2004.  The absolute decrease in gross profit dollars is primarily the result of a 73% decline in Wireless revenue reflective of the maturing market in China.  We attribute the decrease in gross profit, as a percentage of sales, to several factors including pricing pressure, warranty and inventory reserves and the impact of lower margins from PCD business acquired in November 2004.  Handsets sales through PCD have a gross profit margin of approximately 4%, which is lower than gross profit margins realized on PAS/iPAS system based handsets.  PCD contributed $13.2 million in gross margin for the three months ended September 30, 2005 and had no contribution in the corresponding quarter in fiscal 2004 because we did not acquire PCD until November 2004.

Our Broadband Infrastructure operating segment reported a negative gross margin of 43% during the three months ended September 30, 2005 primarily due to $9.0 million of additional costs incurred relating to certain contracts in Japan where quality issues were encountered.  The gross profit percentage decreased in our Broadband and Handsets operating segments, and improved in our Wireless and Service segments in the three months ended September 30, 2005.  We believe our gross profit as a percentage of net sales will fluctuate in the future.

Gross profit was $401.6 million, or 18% of net sales, in the nine months ended September 30, 2005, compared to $489.4 million, or 25% of net sales, in the corresponding period of 2004. Gross profit dollars declined primarily attributable to the weakness of Wireless Infrastructure and Handset sales in China offset by an increase in Broadband Infrastructure sales in Japan, primarily in the first quarter.  The decline of the gross profit, as a percentage of sales, is primarily due to the inclusion of PCD with gross profit at approximately 4% of sales.  Gross profit for the nine months ended September 30, 2005 excluding PCD was 29%.

Broadband Infrastructure

The Broadband Infrastructure operating segment reported a negative gross margin from external customers of $14.1 million in the three months ended September 30, 2005, as compared to a gross profit of $5.9 million in the corresponding quarter in 2004.  The loss was primarily attributable to additional warranty costs of approximately $9.0 million incurred relating to certain contracts in Japan where quality issues were encountered. In addition, there were inventory reserves of approximately $5.3 million due to the aging of certain inventory primarily in China.

Gross profit from external customers for the segment was $168.2 million in the nine months ended September 30, 2005, as compared to $41.1 million in the corresponding period in 2004.  The gross margin improvement, both in absolute dollars and as a percentage of net sales, in the nine months ended September 30, 2005 was largely due to the margins achieved on our iAN8000 products relating to the Japan Telecom agreements in the first quarter.

Our ability to continue to grow the Broadband Infrastructure operating segment is dependent on the expansion of our current product base and further successful introduction and acceptance of new and innovative Broadband Infrastructure product offerings such as mVision and IPTV in China, Japan and other geographic regions.

Wireless Infrastructure

Gross profit contribution from external customers for the Wireless Infrastructure operating segment totaled $32.5 million in the three months ended September 30, 2005, as compared to $104.8 million in the corresponding quarter in 2004.  The gross profit as a percentage of net sales for the three months ended September 30, 2005 improved slightly compared to the corresponding quarter in 2004.

Gross profit from external customers for the Wireless Infrastructure operating segment totaled $104.0 million in the nine months ended September 30, 2005, as compared to $322.8 million in the corresponding period in 2004.  The gross profit in absolute dollars declined proportionally to the revenue decrease in the nine months ended September 30, 2005. As such, gross profit as a percentage of net sales for the nine months ended September 30, 2005 remained relatively constant compared to the nine months ended September 30, 2004.

We will continue to support our customers in China as they manage subscriber demand for their PAS networks over the next several years.  In addition, we believe we are positioned to grow the Wireless Infrastructure operating segment with products supporting the emerging 3G market in China.

Handsets

Gross profit contribution from external customers for the Handsets operating segment totaled $13.6 million in the three months ended September 30, 2005, as compared to $23.7 million in the corresponding quarter in 2004.  The gross profit as a percentage of net sales for the three months ended September 30, 2005 declined 2% compared to the corresponding quarter in 2004.

Decreasing unit volume driven by a declining growth rate of PAS subscribers along with price erosion contributed to the downward gross profit for the Handsets segment in the three months ended September 30, 2005.  The number of PAS handsets sold this quarter was 2.3 million units compared to 3.2 million units for the corresponding quarter in 2004, while the average selling price per unit declined 19%.

As noted above, the decrease in net sales was primarily attributable to a continuous trend of pricing pressure in the China telecommunications market since the later part of 2004.  Decreasing unit volume along with price erosion contributed to the downward gross profit for the handset segment in the nine months ended September 30, 2005.  The number of PAS handsets sold during the nine months ended September 30, 2005 was 8.7 million units compared to 11.3 million units for the corresponding period in 2004, while the average selling price per unit declined 18%.

We have recently begun to sell both GSM and CDMA handsets in China. Such sales accounted for approximately 12% of our Handsets segment revenue in China for the third quarter of 2005.  As new technologies are adopted in the China market, we believe Handset segment sales will increase.  We are positioned to introduce products that support future growth.

PCD

Gross profit from external customers for the PCD operating segment was $13.2 million in the three months ended September 30, 2005. The gross profit as a percentage of net sales recognized on handset sales through PCD was approximately 4% and is typically lower than that realized on PAS/iPAS systems based handsets.  No revenue was recorded in the corresponding period last year due to the fact that the acquisition of PCD did not occur until November 2004.

Gross profit from external customers for the PCD operating segment was $42.9 million in the nine months ended September 30, 2005. The gross profit as a percentage of net sales was approximately 4% and is expected to remain stable for the remainder of 2005.

Service

The gross profit from external customers for the Service operating segment was $8.7 million, or 46% of net service revenue, in the three months ended September 30, 2005 compared to $2.8 million, or 22% of net service revenue, in the same period in the prior year.  The increase is due to an increase in overall net sales for this segment performed by a relatively consistent headcount as well as an increase in China services which have lower associated costs.  Gross profit from external customers for the Service operating segment totaled $35.3 million in the nine months ended September 30, 2005, as compared to $14.3 million in the corresponding period in 2004.  $12.6 million of revenue and gross profit associated with promotional services for Japan Telecom recognized in the first quarter of 2005 contributed significantly to the total gross profit for the nine months ended September 30, 2005.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
(in thousands)	2005	sales	2004	sales	2005	sales	2004	sales
Selling, general and administrative	$88,708	14%	$74,916	11%	$299,728	13%	$209,689	10%
Research and development	60,797	9%	56,026	9%	193,078	8%	154,276	8%
In-process research and development	—	0%	—	0%	660	0%	1,400	0%
Amortization of intangible assets	6,643	1%	3,639	1%	20,391	1%	9,946	1%
Restructuring costs	3,378	1%	—	0%	18,505	1%	—	0%
Asset Impairment	218,094	34%	—	0%	218,094	10%	—	0%

Total operating expenses	$377,620	59%	$134,581	21%	$750,456	33%	$375,311	19%

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended September 30, 2005 and 2004

Selling, general and administrative expenses (“SG&A”) were $88.7 million and $74.9 million in the three months ended September 30, 2005 and 2004, respectively. SG&A expenses as a percentage of net sales were 14% and 11% in the three months ended September 30, 2005 and 2004, respectively.

The increase in SG&A expenses in absolute dollars of $13.8 million was primarily due to several factors, including headcount and overhead of $6.0 million to support our PCD operations which did not exist in the corresponding period in 2004 and increased professional fees of $5.4 million associated with the supply chain management, system integration, Sarbanes-Oxley Act compliance projects and legal fees.

Nine months ended September 30, 2005, and 2004

SG&A expenses were $299.7 million and $209.7 million in the nine months ended September 30, 2005 and 2004, respectively. SG&A expenses as a percentage of net sales were 13% and 10% in the nine months ended September 30, 2005 and 2004, respectively.

The increase of $90.0 million in absolute dollars in SG&A expenses was primarily due to i) an increase in professional services fees of $23.3 million associated with supply chain management, system integration, Sarbanes-Oxley Act compliance projects and legal fees, ii) an increase in allowance for doubtful accounts expense of $20.6 million during the first nine months of 2005 compared to the corresponding period of 2004 reflecting a continued deterioration of aged receivables primarily in China, iii) increased headcount and overhead of $17.2 million to support our PCD operations which did not exist in the corresponding period in 2004, iv) and increase headcount and overhead in other operations of $15.7 million incurred during the first two quarters of 2005 as compared to the same quarters in 2004 and (v) and increase in facilities expense of $3.8 million for the Hangzhou, China office.

The Company expects the actions associated with the restructuring plan will reduce its current run rate and reduce SG&A as a percentage of sales.

RESEARCH AND DEVELOPMENT

Three months ended September 30, 2005 and 2004

Research and development (“R&D”) expenses were $60.8 million, or 9% of net sales, in the three months ended September 30, 2005, compared to $56.0 million, or 9% of net sales, in the corresponding period of 2004.  The increase of $4.8 million in absolute dollars of R&D expenses can be primarily attributed to the net increased headcount of approximately 221 employees resulting from various acquisitions to support both product enhancements and new product development offset by the restructuring related headcount reduction.  The higher head count contributed to an increase of $4.8 million in personnel related expenses, and $1.2 million in depreciation and facility expenses, partially offset by a decrease of professional costs of $3.2 million associated with outsourced projects in new designs and product development.

Nine months ended September 30, 2005, and 2004

R&D expenses were $193.1 million and $154.3 million, or 8% and 8% of net sales, in the nine months ended September 30, 2005 and 2004, respectively. In absolute dollars, R&D expenses increased by $38.8 million, primarily due to the hiring of additional technical personnel to support product enhancements and development, as well as retention of employees from various acquisitions and offset by the restructuring related headcount reduction which we initiated in the second quarter of 2005.  Personnel expenses, including payroll, payroll taxes and benefits, increased by $19.7 million due to the net increased head count.  In addition, the increase in R&D expenses also can be attributed to increased professional costs of $6.3 million associated with outsourced projects driven by numerous product development projects.

IN-PROCESS RESEARCH AND DEVELOPMENT

Nine months ended September 30, 2005 and 2004

The $0.7 million and $1.4 million charges to in-process research and development (“IPR&D”) for the nine months ended September 30, 2005 and 2004, respectively, were related to our acquisitions of Pedestal Networks and TELOS.  All charges to IPR&D were based, in part, upon independent valuations.  In assessing IPR&D projects, we considered key product characteristics including each product’s development stage at the acquisition date, each product’s life cycle and each product’s future prospects.  We also considered the rate at which technology changes in the relevant industry, the industry’s competitive environment and the economic market outlook.

AMORTIZATION OF INTANGIBLE ASSETS

Three months ended September 30, 2005 and 2004

Amortization of intangible assets expenses were $6.6 million and $3.6 million, or 1% and 1% of net sales in the three months ended September 30, 2005 and 2004, respectively.  The increase in the amortization of intangible assets for the three months ended September 30, 2005 was due to the acquisitions of the wireless handset division of Audiovox Corporation in November 2004 and Giga in January 2005, which are in the results of the current year but not in the same period last year. The increase in amortization of intangible assets expense in the three months ended September 30, 2005 was partially offset by the write-off of intangibles relating to HSI of $4.5 million in the fourth quarter of 2004.

Nine months ended September 30, 2005 and 2004

Amortization of intangible assets expenses were $20.4 million and $9.9 million, or 1% and 1% of net sales in the nine months ended September 30, 2005 and 2004, respectively. In absolute dollars, amortization expense increased by $10.4 million.  The increase in the amortization of intangible assets for the nine months ended September 30, 2005 was due to a full nine months of amortization expense associated with the intangibles recorded upon our acquisition of TELOS in May 2004, the wireless handset division of Audiovox Corporation in November 2004 and Giga in January 2005, as compared to the four months expense related to TELOS recorded in the corresponding period of 2004.

RESTRUCTURING COSTS

Three and nine months ended September 30, 2005

In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products.  In addition, the restructuring plan is designed to allow us to reduce operating costs for each product line, align investments with key growth opportunities and facilitate the process of globalization.  The primary goal of these improvements is to optimize our cost structure and enable us to deliver consistent and sustainable profitability for our stockholders.

During the three months ended September 30, 2005, the Company incurred approximately $3.4 million in expenses in relation to the restructuring plan actions, consisting of $2.1 million related to severance payments and $1.2 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products.

During the nine months ended September 30, 2005, the Company incurred approximately $18.5 million in operating expenses in relation to the restructuring plan actions, primarily consisting of $9.8 million related to severance payments and $8.7 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products.  Included in the restructuring costs of $18.5 million are non-cash charges of $7.6 million in asset impairments. We made cash payments of $10.5 million for severance and other benefits, and $1.1 million of accrued expenses will be settled in the fourth quarter of 2005.  As part of the restructuring plan, during the nine months ended September 30, 2005 we recorded $5.5 million in inventory write-off which is associated with discontinued products.  Restructuring expense related to the inventory write-off is included in cost of sales in the Consolidated Statements of Operations.

As of the end of the third quarter of 2005 approximately 965 employees had been terminated or placed in workforce reduction programs.

ASSET IMPAIRMENT

Due to the existence of impairment indicators in September 2005, it was determined that there were significant adverse changes in the business outlook which could indicate the carrying value of certain of our long-lived assets groups may not be recoverable and could indicate the fair value of our reporting units may be below their carrying value.  We performed interim impairment tests on goodwill and certain other long lived assets.  As a result of the impairment test, we recorded an impairment charge of long-lived assets of $218.1 million for the quarter ended September 30, 2005.  This impairment charge consisted of $192.9 million of goodwill, $1.7 million of intangible assets and $23.5 million of property, plant and equipment.

INTEREST INCOME

Three months ended September 30, 2005 and 2004

Interest income was $1.7 million and $1.3 million for the three months ended September 30, 2005 and 2004, respectively. Although there was a decrease in cash and short-term investment balances in the three months ended September 30, 2005 as compared to the corresponding period of 2004, an increase in the average interest rate resulted in an increase in interest income.

Nine months ended September 30, 2005 and 2004

Interest income was $4.5 million and $4.5 million for the nine months ended September 30, 2005 and 2004, respectively. Interest income was generated from cash and short-term investment balances which declined in the nine months ended September 30, 2005 as compared to the corresponding period of 2004, such decline being offset by an increase in the interest rate.

INTEREST EXPENSE

Three months ended September 30, 2005 and 2004

Interest expense was $3.9 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively.  The increase in interest expense for the three months ended September 30, 2005 was attributable to the increase in short-term borrowings in the form of bank loans as well as an increase in the borrowing rate.

Nine months ended September 30, 2005 and 2004

Interest expense was $12.9 million and $3.4 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase in interest expense for the nine months ended September 30, 2005 was attributable to an increase in short-term borrowings in the form of bank loans as well as an increase in the borrowing rate.

GAIN ON EXTINGUISHMENT OF DEBT

Three and nine months ended September 30, 2005

Gain on extinguishment of debt, net of write-off of unamortized issuance expenses, was $20.3 million and $31.4 million for the three and nine months ended September 30, 2005, respectively.  In June 2005, 1,482,000 shares of our common stock with a fair value of approximately $10.6 million and approximately $15.8 million in cash were exchanged for $38.0 million aggregate principal amount of our outstanding 7/8% Convertible Subordinated Notes due 2008.  In the third quarter of 2005, we completed four additional exchanges wherein we exchanged a total of 3,506,100 shares of our common stock with a fair value of approximately $27.0 million and approximately $41.4 million in cash for $89.9 million aggregate principal amount of our Notes.

OTHER INCOME (EXPENSES)

Three months ended September 30, 2005 and 2004

Net other income was $7.4 million and $1.2 million for the three months ended September 30, 2005 and 2004, respectively. Net other income for the three months ended September 30, 2005 primarily consisted of foreign exchange gains of $7. 3 million. The foreign exchange gains are primarily the result of gains for the company’s China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated short-term debt and payables, offset by a loss attributed to the appreciation of the US dollar on Japanese Yen denominated cash and accounts receivable. For the three months ended September 30, 2004, net other income of $1.2 million was primarily due to net investment gains of $1.1 million and consumption tax refunds in Japan of $0.7 million offset by currency exchange losses of $0.5 million.

Nine months ended September 30, 2005 and 2004

Net other expense was $1.7 million for the nine months ended September 30, 2005 and net other income was $14.2 million for the nine months ended September 30 2004. Net other expense for the nine months ended September 30, 2005 primarily consisted of a foreign exchange loss of $7.3 million offset by a $6.0 million consumption tax refund in Japan.  The foreign exchange losses primarily consist of losses attributed to the appreciation of the US dollar on Japanese Yen denominated cash and accounts receivable, offset by gains for the company’s China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated short-term debt and payables.  Yen-denominated sales and accounts receivable were significantly higher during the nine months ended September 30, 2005 as compared to the same period last year.

For the nine months ended September 30, 2004, net other income of $14.2 million can be attributed primarily to a $10.2 million financial subsidy from the local Chinese government relating to our investment in local research and development and manufacturing and a Japanese consumption tax refund of $2.1 million.

INCOME TAX EXPENSE (BENEFIT)

Three months ended September 30, 2005 and 2004

In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance applicable to our operations as well as the amount and jurisdiction of future taxable income.  We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. As of September 30, 2005, we did not believe it was more likely than not that we would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets. As a result of the review undertaken at September 30, 2005, we have concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets which the cumulative losses weigh heavily in the overall assessment.  Accordingly, we recorded a $93.1 million non-cash charge at September 30, 2005 in the United States and China.

Income tax expense was $103.6 million and a benefit of $1.9 million for the three months ended September 30, 2005 and 2004, respectively. The increase in income tax expense was primarily attributable to the $93.1 million non-cash charge to provide a full valuation allowance on our remaining net deferred tax assets at September 30, 2005 in the United States and China.

Nine months ended September June 30, 2005 and 2004

Income tax expense was $110.0 million and $22.8 million for the nine months ended September 30, 2005 and 2004, respectively.   The increase in income tax expense was primarily attributable to an $93.1 million non-cash charge to provide a full valuation allowance on our remaining net deferred tax assets at September 30, 2005 in the United States and China.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Three months ended September 30, 2005 and 2004

Equity in net loss of affiliated companies was $0.8 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively. The loss in both periods was primarily attributable to the loss recognized from our joint venture investments with Matsushita Communication Industrial Co., Ltd., and Matsushita Electronic Industrial Co., Ltd.

Nine months ended September 30, 2005 and 2004

Equity in net loss of affiliated companies was $1.8 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively. The loss in both periods was primarily attributable to the loss recognized from our joint venture investments with Matsushita Communication Industrial Co., Ltd., and Matsushita Electronic Industrial Co., Ltd.

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

Effective in the first quarter of 2005, we decided to reorganize our business based principally upon product families and realigned our business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) PCD and (v) Service.

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

Summarized below are our segment sales revenue and gross profit for the three and nine months ended September 30, 2005 and 2004, respectively, based on the current reporting segment structure.

	Three months ended September 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total
Revenue from external customers	$32,934	$113,431	$106,294	$363,637	$19,011	$635,307
Gross profit	(14,086)	32,477	13,646	13,199	8,710	53,946

	Three months ended September 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Revenue from external customers	$51,928	$419,630	$161,028	$—	$12,430	$645,016
Gross profit	5,885	104,797	23,680	—	2,772	137,134

	Nine months ended September 30, 2005
	Broadband	Wireless	Handsets	PCD	Service	Total
Revenue from external customers	$422,588	$371,541	$380,416	$1,021,452	$64,066	$2,260,063
Gross profit	168,194	104,041	51,145	42,881	35,321	401,582

	Nine months ended September 30, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Revenue from external customers	$148,895	$1,176,433	$591,799	$—	$39,808	$1,956,935
Gross profit	41,062	322,764	111,330	—	14,283	489,439

	As of September 30, 2005
(in thousands)	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$51,086	$94,332	$51,606	$1,506	$52,479	$251,009
Total assets	471,209	848,997	471,334	413,698	108,369	2,313,607

	As of December 31, 2004
	Broadband	Wireless	Handsets	PCD	Service	Total
Total long-lived assets	$50,454	$106,003	$46,325	$1,330	$64,647	$268,759
Total assets	1,018,608	1,184,649	676,022	363,298	73,428	3,316,005

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

2005

Net cash provided by operating activities for the nine months ended September 30, 2005 was $83.6 million. Operating cash was primarily affected by changes in accounts receivable, inventory, and current and non-current assets, offset by changes in customer advances, income tax payable and accounts payable.

The $197.9 million reduction in accounts receivable was primarily attributable to the stronger collections in the third quarter of 2005, and offset by the incremental sales and related receivables from PCD.  Days sales outstanding was 154 days, excluding PCD, at September 30, 2005 as compared to 102 days at September 30, 2004. Days sales outstanding was 82 days including PCD at September 30, 2005.   The longer days sales outstanding is a direct result of longer collection cycles in China due to the slow-down in the telecommunication industry which has necessitated a corresponding increase in the provision for doubtful accounts.  We do not expect a significant improvement to shorten days sales outstanding in the near future.

The decreases in inventory balance of $88.5 million and other current and non-current assets of $79.6 million have contributed to our increase in operating cash.

Customer advances decreased by $167.7 million and income tax payable decreased by $118.6 million for the nine months ended September 30, 2005.  In addition, accounts payable decreased by $120.5 million.  All of these factors contributed to a decrease in operating cash.  Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance.  Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales are recorded.

The reduction of customer advances in the nine months ended September 30, 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. (“JT”), an affiliate of Softbank Corp., as well as the decline in sales and the corresponding cash advances for product sold in China.  All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as a customer advance in prior periods.  Revenue for certain of these agreements has been recognized in the nine months ended September 30, 2005.  For additional information, refer to Note 18, “Related Party Transactions,” to our condensed consolidated financial statements.

Non-cash charges for the nine months ended September 30, 2005 included a change of $173.7 in deferred income taxes as a result of recording the valuation allowance, a $218.1 million asset impairment charge, $78.5 million of depreciation and amortization, a $38.1 million provision for doubtful accounts and a $42.1 million inventory provision, excluding $5.5 million write-off of inventory associated with the Restructuring.  In the nine months ended September 30, 2005, we recorded a $31.4 million non-cash gain on extinguishment of debt which offsets activities that increase operating cash.

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

Customer advances decreased by $183.1 million for the nine months ended September 30, 2004.  Customer advances represented cash deposits we received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advance is reduced and revenue and cost of sales is recorded.  The reduction of customer advances in the nine month period ending September 30, 2004 was primarily a result of our customers in China transitioning from new system installations to system expansions, which results in a shorter period between customer advance and acceptance.  The decrease in customer advance attributable to shorter acceptance periods was offset by an increase of a customer advance from Japan Telecom, Inc. (“JT”) an affiliate of SOFTBANK Corp.  All cash received from JT in advance of revenue recognition and in advance of spending for such promotional activities was reflected as a customer advance.  As of September 30, 2004, there was $214 million included in customer advances related to JT.  Refer to Note 18, Related Party Transactions.

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

INVESTING ACTIVITIES

2005

Net cash provided by investing activities for the nine months ended September 30, 2005 totaling $32.5 million was primarily due to $121.2 million of net proceeds from the purchase and sale of short-term investments.  The cash outflow was principally attributable to $24.3 million related to our acquisitions of Giga Telecom, Inc. and Pedestal Networks and $60.9 million in purchases of property, plant and equipment.

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

FINANCING ACTIVITIES

2005

Net cash used in financing activities was $182.8 million for the nine months ended September 30, 2005.  This was primarily due to the net repayment of short-term borrowing of $131.8 million and $57.1 million cash payment in connection with an early debt extinguishment.  We received $4.3 million for the issuance of common stock through the employee stock purchase plan and the exercise of stock options for the nine months ended September 30, 2005.

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

LIQUIDITY

Our working capital was $0.9 billion and $1.3 billion at September 30, 2005, and 2004, respectively.  This decrease in working capital mainly consists of (i) a decrease in cash on hand, to $496.1 million in cash and cash equivalents and $15.1 million of short term investments at September 30, 2005 from $755.1 million of cash and cash equivalents and $44.9 million of short-term investments at September 30, 2004 and (ii) an increase in short-term debt to $226.4 million at September 30, 2005 compared to the corresponding period in the prior year. The decrease in working capital is primarily attributable to the funding of our globalization efforts and a series of acquisitions completed in 2004.   The decrease in working capital was also due to lower balances in customer advances and accounts payable and higher balances in inventories and deferred costs/inventories at customer sites under contracts, as well as the early extinguishment a portion of our convertible subordinated notes due March 1, 2008, offset by lower accounts receivable balances.

Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at September 30, 2005 was approximately $71.9 million.  We may hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value.  We do not intend to utilize derivative financial instruments for speculative trading purposes.

We accept commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $22.9 million and $27.0 million at September 30, 2005 and December 31, 2004, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met.

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

In the second quarter of 2005, we completed an exchange of approximately 1.5 million shares of our common stock and approximately $15.8 million in cash for $38.0 million aggregate principal amount of outstanding notes.  In the third quarter of 2005, we completed four additional exchanges wherein we exchanged a total of 3.5 million shares of our common stock and approximately $41.4 million in cash for $89.9 million aggregate principal amounts of outstanding notes.  As a result of the early extinguishment, we also amended the above convertible bond hedge and call option transactions to reflect the change in principal amount of the underlying notes.

On August 1, 2005, we entered into a 364-day $100.0 million committed receivables purchase facility with a financial institution.  The initial term of the Agreement will expire one year from execution but shall be extended automatically.  Pursuant to the terms of the receivable purchase facility, we may sell certain receivables arising from the sale of telecommunications equipment to this financial institution.  As of September 30, 2005 no receivables had been sold, pursuant to this arrangement.

We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations and any cash used for planned restructuring activities through at least the next 12 months. As of September 30, 2005, we had cash, restricted cash, short-term investments and restricted short-term investments of $548.1 million and lines of credit totaling $589.6 million available for future borrowings. $283.5 million of these facilities expire in 2005 and $306.1 million of these facilities expire in 2006.  We are proceeding with the extension or renewal of these credit facilities; however, such renewal is not certain.   Of our total cash and short-term investment balance, $325.6 million is held in China where currency exchange controls exist.  As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Our obligations under contractual obligations and commercial commitments are as follows:

	September 30, 2005
	Payments Due by Period
		Less than
(in thousands)	Total	1 year	1-3 years	3-5 years

Notes payable	$93	$93	$—	$—
Bank loans	$226,607	$226,307	$300	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—
Interest payable on subordinated notes	$6,007	$2,403	$3,604	$—
Standby letters of credit	$50,657	$50,168	$489	$—

Notes Payable

Occasionally, we issue short-term notes payable to our vendors in lieu of trade accounts payable.  The payment terms are normally three to nine months and are typically non-interest bearing.

Bank Loans

At September 30, 2005, we had loans with various banks totaling $218.0 million with interest rates ranging from 3.58% to 5.02% per annum.  These bank loans mature within twelve months and are included in short-term debt.

We have a bank loan in connection with an equipment purchase resulting from the consolidation of MDC Holding Limited and its affiliated entities (“MDC”).  On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment.  The obligations of the bank loan and related equipment were assumed by us on January 23, 2003, and subsequently transferred to MDC on December 31, 2003.  The bank loan of $8.3 million bears interest at a rate of 4.94% per annum, and expires on January 10, 2006.  We do not serve as legal obligor for the loan.

We have a bank loan in connection with a joint venture which we consolidate.  As of September 30, 2005, the joint venture had an outstanding loan to its other investor, and we bore the loan resulting from the consolidation.   The bank loan amounts to $0.3 million, at an interest rate of 9.00% per annum, and expires on June 15, 2008.  We do not serve as legal obligor for the loan.

Convertible Subordinated Notes

As of September 30, 2005, we have $274.6 million of convertible subordinated notes, due March 1, 2008, that bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, which are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of September 30, 2005 total open commitments under these purchase orders were approximately $654.1 million which is primarily related to purchase commitments of the PCD business unit.

Investment commitments

As of September 30, 2005, we had invested a total of $2.5 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10.1 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

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

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue No. 05-02 “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue 00-19 ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,’” which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer’s discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered “conventional” for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company’s consolidated financial statements or results of operations.

On June 1, 2005, FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which will require entities that voluntarily make a change in accounting principles to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error.

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

•      cash collection cycles in China and other emerging markets;

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

We have experienced intense competition in the past years, and we believe that we will continue to face intense competition from both domestic and international companies in our target markets, many of which may operate under lower cost structures or may be given preferential treatment by applicable governmental regulators and policies and have much larger sales forces than we do. Additionally, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may be able to offer significant financing arrangements to service providers, which may give them a competitive advantage in selling systems to service providers with limited financial and currency resources. In many of the developing markets in which we operate or intend to operate, relationships with local governmental telecommunications agencies are important to establish and maintain. In many such markets, our competitors may have or be able to establish better relationships with local governmental telecommunications agencies than we have, which could result in their ability to influence governmental policy formation and interpretation to their advantage. Additionally, our competitors might have better relationships with their third party suppliers and obtain component parts at a reduced rate, allowing them to offer their end products at reduced prices. Moreover, the telecommunications and cable industries have experienced significant consolidation, and we expect this trend to continue. If we have fewer significant customers, we may be more reliant on such large customers and our bargaining position and profit margins may suffer. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, cash flows, financial condition including potential impairment in value of our tangible and intangible assets and goodwill if extended losses were incurred.

If we seek to secure additional financing and are not able to do so, our ability to expand strategically may be limited. If we are able to secure additional financing, our stockholders may experience dilution of their ownership interest, or we may be subject to limitations on our operations and increased leverage.

We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments and cash from operations, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the foreseeable future. If we are unable to generate sufficient cash flows from operations, we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and our leverage may increase. For example, in connection with the sale of convertible debt securities in March 2003, we incurred $402.5 million of indebtedness.  As a result of this indebtedness, our principal and interest payment obligations have increased substantially.  Approximately $127.9 million of this indebtedness was exchanged with the holders for cash and shares of the Company’s common stock during the nine months ended September 30, 2005.  A total of 4,988,100 shares were issued in relation to these debt exchanges.  The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Finally, we are not certain that we can maintain our existing unsecured credit line available to our China operations or additional sources of financing may not be available on reasonable terms or at all if and when we require it, either of which could harm our business.

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

Approximately $211.0 million, or 33%, and $727.7 million, or 32%, of our net sales for the three and nine months ended September 30, 2005, respectively, occurred in China.  Approximately $589.6 million, or 92%, and $1,778.4 million, or 91%, of our net sales for the three and nine months ended September 30, 2004, respectively, occurred in China. While we anticipate expansion into other markets, a significant portion of our net sales will be derived from China for the foreseeable future. In addition, we have made substantial investments in China and our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading “Risks Related to Conducting Business in China” for additional information about the risks we face in connection with our China operations.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products and product enhancements that achieve market acceptance.

The market for communications equipment is characterized by rapid technological developments, frequent new product introductions and evolving industry and regulatory standards. Our success will depend in large part on our ability to enhance our technologies and develop and introduce new products and product enhancements that anticipate changing service provider requirements and technological developments. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to develop and introduce new products or enhancements to existing products that effectively respond to technological change on a timely basis, our business, financial condition and results of operations could be materially adversely affected. Certain of our products, including wireless handsets, have a short product life. Moreover, from time to time, our competitors or we may announce new products or product enhancements, technologies or services that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in inventory reserve due to obsolescence. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete.

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

We have contracts with a single supplier or with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Further, a supplier could market its products directly to our customers. In particular, our PCD segment is highly dependent on a single supplier for our handset devices. The possibility of a supplier marketing its own products would create direct competition and may affect our ability to obtain adequate supplies. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of certain products or components. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

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

Many of our products are highly complex and may have quality issues resulting from the design or manufacture of such product, or from the software used in the product. For example, in the first quarter of 2005 we recorded a special warranty charge of $9.5 million for certain asynchronous digital subscriber line (“ADSL”) equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004.  Often these issues are identified prior to the shipment of the products and may cause delays in market acceptance of our products, delays in shipping products to customers, or the cancellation of orders. In other cases, we may identify the quality issues after the shipment of products. In such cases, we may incur unexpected expenses and diversion of resources to replace defective products or correct problems. Such pre-shipment and post-shipment quality issues could result in delays in the recognition of revenue, loss of revenue or future orders, and damage to our reputation and customer relationships. In addition, we may be required to pay damages for failed performance under certain customer contracts.

Our transformation, including the recent cost saving initiatives, has strained our resources, and if we are unable to manage this transformation, our operating results will be negatively affected.

We experienced a period of rapid growth and anticipate that we must continue to transform our operations to address market demands and potential market opportunities globally. This transformation will place a significant strain on our management, operational, financial and other resources. To manage this transformation effectively, we will need to take various actions, including:

•      enhancing management information systems, including forecasting procedures;

•      further developing our operating, administrative, financial and accounting systems and controls;

•      managing our working capital and sources of financing;

•      maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

•      retaining, training and managing our employee base;

•      enhancing human resource operations and improving employee hiring and training programs;

•      reorganizing our business structure to more effectively allocate and utilize our internal resources;

•      improving and sustaining our supply chain capability;

•      managing both our direct and indirect sales channels in a cost-efficient and competitive manner; and

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

To effectively manage our operations, we will need to recruit, train, assimilate, motivate and retain qualified employees both locally and internationally. Competition for qualified employees is intense, and the process of recruiting personnel in all fields, including technology, research and development, sales and marketing, administration and managerial personnel with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. As we grow globally, we must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced difficulty finding qualified accounting personnel knowledgeable in both U.S. and Chinese accounting standards who are Chinese residents. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed.

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

We have acquired other businesses, products and technologies. For example, during the second quarter of 2004, we completed our acquisitions of TELOS Technology, Inc. and Hyundai Syscomm, Inc. (“HSI”) for $30.0 million and $14.1 million, respectively. On November 1, 2004, we completed our selected asset acquisition of Audiovox Communications Corporation (“ACC”) for $165.1 million. Additionally, in January and May 2005, we completed the acquisitions of selected assets, including research and development of various products, from Giga Telecom, Inc. and Pedestal Networks, Inc.  Anticipated benefits of these acquisitions may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses. For example, in the fourth quarter 2004, we encountered difficulties in integrating HSI’s legacy operations into our operations and determined to abandon a substantial amount of HSI’s legacy operations. As a result, in the fourth quarter 2004, we wrote off the entire goodwill and intangibles associated with HSI. In addition, the acquisitions of businesses involved in the manufacturing or sales of handset products could introduce specific litigation risk such as the potential harmful effects of electric and magnetic fields (“EMF”).

We may be unable to adequately protect the loss or misappropriation of our intellectual property, which could substantially harm our business.

We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for patents in the United States and internationally. Additional patents may not be issued from our pending patent applications, and our issued patents may not be upheld. In addition, we have, from time to time, chosen to abandon previously filed applications. Moreover, we may face difficulties in registering our existing trademarks in new jurisdictions in which we operate, and we may be forced to abandon or change product or service trademarks because of the unavailability of our existing trademarks. We cannot guarantee that the intellectual property protection measures that we have taken will be sufficient to prevent misappropriation of our technology or trademarks or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.

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

We have been and may in the future become subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation may also be necessary to enforce and protect our trade secrets and other intellectual property rights. Any intellectual property litigation or threatened intellectual property litigation could be costly, and adverse determinations or settlements could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from or pay royalties to third parties which may not be available on commercially reasonable terms, if at all, and/or prevent us from manufacturing or selling our products, which could cause disruptions to our operations.

In the event that there is a successful claim of infringement against us and we fail to develop non-infringing technology or license the propriety rights on commercially reasonable terms and conditions, our business, results of operations and financial condition could be materially and adversely impacted.

Our multinational operations subject us to various economic, political, regulatory and legal risks.

We market and sell our products globally, with significant portion of our sales historically made in China. The expansion of our existing multinational operations and entry into new markets will require significant management attention and financial resources. Multinational operations are subject to a variety of risks, such as:

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

Additionally, there have been claims made alleging a link between the use of wireless handsets and the development or aggravation of certain cancers, including brain cancer. The scientific community is divided on whether there is a risk from wireless handset use, and if so, the magnitude of the risk. Even if there is no link established between wireless handset use and cancer, the negative publicity and possible litigation could have a material adverse effect on our business.  In the past, several plaintiffs’ groups have brought class actions against wireless handset manufacturers and distributors, alleging that wireless handsets have caused cancer. To date, we have not been named in any of these actions and none of these actions has been successful. In the future we could incur substantial costs in defending ourselves against similar claims, regardless of their merit. Also, claims may be successful in the future and may have a material adverse effect on our business.

We are subject to risks relating to currency rate fluctuations and exchange controls.

Because most of our sales are made in foreign countries, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our sales have been made in China and denominated in Renminbi; as such, the impact of currency fluctuations of Renminbi thus far has been insignificant as it was fixed to the U.S. dollar.  In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future.  The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, the Renminbi- U.S. dollar exchange rate was 8.28 to the U.S. dollar at the beginning of the third quarter and 8.08 Renminbi to the U.S. dollar at the end of the third quarter.  Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

We face the risk of loss relating to our equipment held at customer sites. In some cases, our equipment held at customer sites is under contract, pending final acceptance by the customer. We generally do not hold title or risk of loss on such equipment, as title and risk of loss are typically transferred to the customer upon delivery of our equipment. However, we do not recognize revenue and accounts receivable with respect to the sale of such equipment until we obtain acceptance from the customer. If we do not obtain final acceptance, we may not be able to collect the contract price and recover this equipment or its associated costs. In other cases, particularly in China, where governmental approval is required to finalize certain contracts, inventory not under contract may be held at customer sites. We hold title and risk of loss on this inventory until the contracts are finalized and, as such, are subject to any losses incurred resulting from any damage to or loss of this inventory. If our contract negotiations fail or if the government of China otherwise delays approving contracts, we may not recover or receive payment for this inventory. Moreover, our insurance may not cover all losses incurred if our inventory at customer sites not under contract is damaged prior to contract finalization. If we incur a loss relating to inventory for any of the above reasons, our financial condition, cash flows, and operating results could be harmed.

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

We Face Risks Related to the Pending Securities and Exchange Commission Investigation.

In October 2005, we received notice of a formal order of investigation by the Staff of the SEC into our accounting practices.  The Company is cooperating fully with the investigation, but cannot predict when this investigation will be completed or what the outcome will be.  The SEC investigation could harm relationships with existing customers and our ability to obtain new customers and partners.  If the SEC makes a determination that the Company has violated federal securities laws, the Company may face sanctions including, but not limited to, fines and injunctive relief.  It is also possible that the findings and outcome of the SEC investigation may affect other lawsuits that are pending.  Finally, the investigation could divert management attention and resources, which could harm our business.

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

We have identified material weaknesses in our internal control over financial reporting. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” in our Annual report on Form 10-K for the year ended December 31, 2004 for a discussion of these material weaknesses. As of the date of the filing of this quarterly report on Form 10-Q, we are still in the process of implementing remedial measures related to the material weaknesses identified. If our efforts to remedy the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. In addition, as part of our 2005 assessment, we will apply the requirements of the Sarbanes-Oxley Act to our November 2004 acquisition of ACC, which was exempted from our 2004 assessment as permitted under the Sarbanes-Oxley Act. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

Recently enacted changes in securities laws and regulations may result in additional expenses.

The Sarbanes-Oxley Act has required and will continue to require changes in some of our corporate governance and securities disclosure or compliance practices. The Sarbanes-Oxley Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and NASDAQ has revised its requirements for companies that are quoted on it. These developments (i) have required and may continue to require us to devote additional resources to our operational, financial and management information systems procedures and controls to ensure our continued compliance with current and future laws and regulations, (ii) will make it more difficult and more expensive for us to obtain director and officer liability insurance, and may require us to accept reduced coverage, increase our level of self-insurance, or incur substantially higher costs to obtain coverage, and (iii) could make it more difficult for us to attract and retain qualified members on our board of directors, or qualified executive officers. To implement plans and measures to comply with Section 404 of the Sarbanes-Oxley Act and other related rules, we expect to expend significant resources and incur additional expenses.  We continue to evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs that we may incur as a result of such developments.

Changes in accounting rules.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in these policies can have a significant effect on our reported results and may even retroactively affect previously reported transactions. For example, there have been changes to FASB guidelines relating to accounting for stock-based compensation that will increase our compensation expense, could make our net income less predictable in any given reporting period and could change the way we compensate our employees or cause other changes in the way we conduct our business.

Our ability to complete our planned restructuring and cost-reduction actions and the impact of such actions on our business may be affected by a variety of factors. These actions may, in turn, expose us to additional operation risks and have an adverse effect on our sales and profitability.

During the second quarter of 2005, we announced our plans to undertake certain restructuring efforts to reduce costs and simplify our product portfolios in all of our business units.  As a result, we consolidated certain operations in research and development and manufacturing and reduced our employee population.  The impact of these actions on our sales and profitability may be influenced by a variety of factors, including but not limited to our ability to successfully execute our plans, our ability to achieve the anticipated level of cost savings, and our ability to retain key employees. We may reprioritize our new product development initiatives, which may delay new product introductions to the market and may harm our sales.  We may face additional costs associated with future actions in streamlining of our operations, including but not limited to, outsourcing of certain operations to other parties.

An important cost-reduction action has been to reduce the number of employees. While we have assessed the appropriateness of the size of our work force and made adjustments accordingly, the reduced work force could cause disruption to our operations if this were to occur, we could have difficulties fulfilling our orders and our sales and profits could suffer.  Another cost-reduction alternative we may consider is to develop outsourcing arrangements for operations such as supply-chain and information technology management. If we implement these measures, and the third parties we select to provide such services fail to deliver quality services on time and at reasonable costs, we could have difficulties operating efficiently and our operating results may be harmed.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China’s governmental and regulatory reforms may impact our ability to do business in China.

Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. Multiple government bodies are involved in regulating and administrating affairs in the telecommunications industry, among which the Ministry of Information Industry (“MII”), the National Development and Reform Commission (“NDRC”) and the State-owned Assets Supervision and Administration Commission (“SASAC”) play the leading roles. These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

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

•      the restructuring of telecommunications carriers in China, including policy making governing 3G network infrastructure and licensing;

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

For example, on November 1, 2004, as a continuation of the restructuring of telecom carriers relating to the initial public offering of China Netcom Group Corporation (Hong Kong) Limited (“China Netcom”) in 2004, SASAC decided to swap the senior executives of China Mobile Communications Corporation (“China Mobile”), China United Telecommunications Corporation (“China Unicom”), China Telecommunications Corporation (“China Telecom”) and China Netcom in an effort to ease competition among carriers. This led to business interruption between China Telecom and China Netcom, which had an adverse impact of delaying revenue recognition in the fourth quarter of 2004. Moreover, we are not certain whether there may be additional government interference, including government imposed mergers or spin-offs of the existing carriers.

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

The Chinese government is considering the imposition of a “unified” corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as our Company, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether we will be grandfathered under into any new tax structure, if a new tax structure is implemented, such new tax structure may adversely affect our financial condition. Moreover, certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced or repealed due to changes in tax laws, our business could suffer.

Our ability to continue successful deployment of PAS system and sales of PAS handsets are limited by certain factors, including the following:

Maturing PAS market and increased competition in handsets and tariffs.

The market for PAS exceeded 84 million users as of the end of September 2005 and is available in most of the provinces throughout China. We believe the PAS market has matured. For example, during the first nine months of 2005, net sales of the PAS/IPAS system and the wireless infrastructure market declined significantly as compared to sales in the same period of 2004.  In addition, the increase in handset competitors entering the market during 2004 has resulted in decreased average selling prices and margins.  If additional handset competitors enter the market or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

China’s media sources have widely reported that the MII may grant 3G mobile licenses to China Telecom or China Netcom, or to both in late 2005 or 2006. If China Telecom or China Netcom obtain 3G mobile licenses, they may re-allocate capital expenditures to construct 3G networks, and as a consequence, may significantly reduce capital expenditures relating to PAS networks that utilize our existing products. In addition, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, resulting in the restriction of or shutting down of PAS networks. If this were to occur, we could lose current and potential future customers of our products, and our financial condition and results of operations could be significantly harmed.

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

In the case of PAS systems, all China Netcom contracts are negotiated and entered into between the provincial operators and the Company. However, the central headquarters of China Telecom has, in the past, exerted its influence, and may, in the future, choose to exert its influence in the purchasing decision-making process by negotiating contractual terms, such as purchase price, payment terms, and acceptance clauses at the central level. The provincial operator then further negotiates the contract based on the guidelines provided by the headquarters. Final contracts are entered into between the provincial operator and the Company. However, if this trend of centralized decision-making expands to unified purchasing, resulting in the negotiation and execution of contracts at the central headquarter level, there may be a concentration of customers which could have a significant impact on our business.

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

SOFTBANK CORP. with its related entities, including SOFTBANK America Inc., has significant influence over our management and affairs, which it could exercise against the best interests of our stockholders.

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12.2% of our outstanding stock as of September 30, 2005. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

Holders of our convertible subordinated notes due in 2008 (the “Notes”) and we face a variety of risks with respect to the Notes, including the following:

•      we may be limited in our ability to purchase the Notes in the event of a change in control, either for cash or stock, which could result in our defaulting on the Notes at the time of the change in control, and purchases for stock would be subject to market risk;

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

•      hedging transactions related to the Notes and our common stock and other transactions, as well as changes in interest rates and our creditworthiness, may affect the value of the Notes and of our common stock; and

•      the Notes might not be rated or may receive a lower rating than anticipated by investors, ultimately having a negative effect on the price of the Notes and of our common stock.

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at September 30, 2005:

(in thousands, except interest rates)
Cash and cash equivalents	$496,126
Average interest rate	1.43%

Restricted cash	36,922
Average interest rate	3.21%

Short-term investments	15,091
Average interest rate	1.44%

Long-term securities	489
Average interest rate	3.23%

Total cash, cash equivalents and investment securities	$548,628
Average interest rate	1.55%

Foreign Exchange Rate Risk.   We are exposed to foreign currency exchange rate risk because our sales generated from China, which accounts for a significant portion of our total sales, are denominated in Renminbi. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been insignificant, fluctuations in foreign currency exchange rates in the future may have a material adverse effect on our results of operations.  In July 2005, China uncoupled the Renminbi from the dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar.  During the quarter ended September 30, 2005, the Renminbi appreciated by 2.24% against the U.S. Dollar. The exchange rate is closely watched by policy making bodies in China but the extent of further adjustments taken by the Chinese government in governing their exchange rate policies is still uncertain.

Beginning in the first quarter of 2004, we hedged certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized liabilities. In accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. There were no hedging activities in the three and nine months ended September 30, 2005.  The net result of gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the three and nine months ended September 30, 2004. Our foreign currency forward contracts generally mature within three months. We do not intend to utilize derivative financial instruments for speculative trading purposes. We held no foreign currency forward contracts at September 30, 2005. Movements in currency exchange rates could cause variability in our other income (expense).

In the three months ended September 30, 2005, we recorded foreign exchange gains of $7.3 million mainly due to the revaluation of the Renminbi, which was offset by foreign exchange losses on our Japanese Yen denominated cash and accounts receivable balances.  During the period when the Renminbi was revalued, the company's subsidiaries in China had over $350.0 million in US dollar denominated payables, of which $255.0 million were outstanding US dollar denominated short-term bank loans.  The Renminbi appreciated 2.24% against the US dollar from June 30, 2005 to September 30, 2005.  In the nine months ended September 30, 2005, we incurred a foreign exchange loss of $7.3 million, which was predominately comprised of unrealized and realized losses on our Japanese Yen denominated accounts receivable and cash balances, offset by the Renminbi gains during the third quarter.  We maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies.  The balance of the Japanese Yen accounts as of September 30, 2005 was approximately $71.9 million. The company's subsidiaries in China had over $290 million in US dollar denominated payables, of which $150 million were outstanding US dollar denominated short-term banks loans, as of September 30, 2005.

Equity Investment Risk. Our investment portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. Economic events could adversely affect the public equities market and general economic conditions may worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, our earnings may be adversely affected. We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which are foreign companies and may still be considered in the start-up or development stages. These investments are inherently risky, as the business environment in foreign countries are less uncertain and predictable and the market for the technologies or products they have under development are typically in the early stages and may never materialize.  We may have potential impairment in value of these investments if business conditions worsen in those foreign countries or difficulties encountered in technology or product development.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules
13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2005 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described under “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”), which the Company is still in the process of remediating. Investors are directed to Item 9A of the 2004 Form 10-K for the description of these weaknesses.

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

Management excluded Audiovox Communication Corporation (“Audiovox”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2004 because Audiovox was acquired by the Company through a purchase business combination in November 2004. Audiovox’s total assets and total revenue represent approximately 18% and approximately 57%, respectively, of the Company’s related consolidated financial statement amounts as of and for the three months ended September 30, 2005.

Management’s Remediation Initiatives and Interim Measures

In response to the matters discussed in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement during 2005 the specific measures described below to remediate the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  In addition, in the absence of full implementation of these remediation measures in the first three quarters of 2005 and subsequent to September 30, 2005 in connection with the September 30, 2005 quarter-end reporting process, the Company has undertaken the additional measures described under the subheadings “—Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Quarterly Report on Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Quarterly Report on Form 10-Q.

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

1.     General plan for hiring and training of personnel—The Company’s planned remediation measures are intended to generally address this material weakness by ensuring that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. These measures include the following:

(a)   The Company promoted the chief financial officer to executive vice president and chief operating officer in June, 2005 and hired a new chief financial officer in August, 2005.  The Company’s chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company’s independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting structure, including the roles and responsibilities of each functional group within the Company;

(b)   The Company hired regional controllers with relevant accounting experience, skills and knowledge for each of the Asia-Pacific region, the Central America and Latin America region, the Europe, Middle East and Africa region and Japan in late 2004 and early 2005;

(c)   The Company hired a consolidation manager in China with relevant accounting experience, skills and knowledge in February, 2005;

(d)   The Company hired a senior manager for SEC reporting with relevant accounting experience, skills and knowledge in February, 2005;

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

(g)   The Company hired a vice president of finance for the Company’s China operations with relevant accounting experience, skills and knowledge in April, 2005;

(h)   The Company plans to continue to hire, and has allocated resources to hire, additional accounting personnel in the U.S., China and Japan, in the areas of tax, external financial reporting, revenue recognition, treasury, financial planning and analysis and corporate accounting with relevant accounting experience, skills and knowledge; and

 (i)   The Company in February, 2005 implemented an enhanced formal training process for the training of financial staff and plans to continue this process to ensure that personnel have the necessary competency, training and supervision for their assigned level of responsibility and the nature and complexity of the Company’s business.

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

(b)   In March, 2005, the Company conducted a training seminar regarding revenue recognition, including identification of non-standard contracts, in the U.S. and in April, 2005, the Company conducted a similar seminar in China. In May, the Company conducted additional training seminars in various international locations regarding revenue recognition and the identification of non-standard contracts; and

(c)   At the end of 2004, the Company began requiring centralized retention of documentation evidencing proof of delivery and final acceptance for revenue recognition purposes.

3.     Inventory Management—The Company’s planned remediation measures are intended to address material weaknesses related to inventory, deferred costs, inventory reserve accounts and cost of sales that have the potential of misstating inventory and deferred costs and expected recoverability of inventory in future financial periods. The Company’s planned remediation measures include the following:

(a)    The Company is in the process of continuing to implement additional Oracle reports and other automated controls to more effectively track inventory and evaluate deferred costs;

(b)    The Company implemented in late 2004 its process to confirm the existence of off-site inventory by obtaining customer confirmations, investigating discrepancies in the confirmed results, and properly recording and reporting the results of the investigation;

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

(e)    The Company is in the process of selecting a service provider with expertise and systems to more effectively manage and track the Company’s inventory in Japan, to whom the Company plans to outsource this function in 2005; and

(f)     The Company deployed the Oracle system in Japan during the third quarter of 2005.

4.     Accounting for Goodwill—The Company’s planned remediation measures are intended to address a material weakness related to the Company’s accounting for goodwill that has the potential of misstating goodwill amounts and the impairment of the Company’s goodwill in future financial periods. The Company’s planned remediation measures include the following:

(a)     In the first quarter of 2005, the Company implemented a process of reallocating goodwill to the Company’s five reporting units in a manner reflective of the Company’s new organization; and

 (b)   As part of the process described in (a) above, the Company retained an outside consultant, working under the supervision and direction of the Company’s management, to assist in a valuation analysis that was used in the allocation process. During the third quarter of 2005, the Company used this consultant to assist in the valuation and impairment analysis which has resulted in a write down of goodwill.

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

(a)     During the first three quarters of 2005, the Company began to implement, and plans to continue to improve, new and enhanced procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment. Specific steps include training and ongoing monitoring of financial staff, expansion of the officer sub-certifications and active review of contracts by knowledgeable financial and legal staff, from the contract negotiation process through recognition of revenue for such contracts;

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

8.     Income Tax Analysis—The Company’s planned remediation measures are intended to address material weaknesses related to the calculation of its provision for income taxes that have the potential of misstating the provision for income taxes and related balance sheet accounts in future financial periods. The Company’s planned remediation measures include the following:

(a)    During the second and third quarters of 2005, the Company hired three additional experienced tax managers to closely monitor reporting from China and Japan, to assist in managing audits and to monitor tax compliance matters;

(b)    During the first three quarters of 2005, the Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis and calculation of its income tax provision, and the Company plans to continue to utilize outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, in its analysis of such matters in future periods; and

(c)   The Company is developing a comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

9.     Utilization of Automated Controls—The Company’s planned remediation measures are intended to address a material weakness related to the segregation of duties and user access to certain Oracle business process applications that have the potential of misstating of various accounts in future financial periods. The Company’s planned remediation measures include the following:

(a)     During the first three quarters of 2005, the Company outsourced to a third-party expert the position of chief security officer to, among other duties, assess and implement an appropriate framework of security policies and practices related to our information technology environment;

(b)    The Company plans to improve utilization of current functionality and continue to upgrade and expand functionality of the Oracle financial reporting system through utilization of additional reports and other automated controls to reduce manual procedures and the utilization of spreadsheets;

(c)     The Company deployed the Oracle system in Japan during the third quarter of 2005;

(d)    The Company is in the process of continuing to implement additional Oracle reports and other automated controls to more effectively track inventory and evaluate deferred costs; and

(e)     The Company plans to implement in 2005 more robust controls over the release of costs to the income statement by better utilizing the Oracle system.

Interim Measures. Management has not yet implemented all of the measures described in items 1 through 9 above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first three quarters of 2005 or subsequent to September 30, 2005 in connection with the September 30, 2005 quarter-end reporting process, address the material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  These other measures include the following:

•      The Company retained on an interim basis outside consultants, other than the Company’s independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with the September 30, 2005 quarter-end reporting process.

•      In connection with the 2004 year-end reporting process, the Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria and continued this review during the third quarter of 2005. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

•      The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the third quarter of 2005 to determine the proper recording of cost of goods sold; it performed a roll forward analysis of inventory balances from June 30, 2005 to September 30, 2005 and reviewed various supporting documentation; and it conducted physical inventory counts at selected locations.

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

1.     The Company conducted an educational seminar with the Company’s key management in March, 2005 in which the Company’s internal and outside legal counsel and members of the Audit Committee reviewed certain key objectives of the Company’s Code of Conduct, including the identification, recognition and disclosure of related party transactions.

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

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first, second and third quarters of 2005 or subsequent to September 30, 2005 in connection with the September 30, 2005 quarter-end reporting process are sufficient to address the material weakness described in item 2 of “Management’s Report on Internal Control Over Financial Reporting”  in Item 9A of the 2004 Form 10-K.  These other measures include the following:

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

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first, second and third quarters of 2005 or subsequent to September 30, 2005 in connection with the September 30, 2005 quarter-end reporting process, address the material weakness described in item 3 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  These other measures include the following:

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

•      Non-routine transactions in non-U.S. locations were documented by staff in such non-U.S. locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

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

Interim Measures.   Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first, second and third quarters of 2005 or subsequent to September 30, 2005 in connection with the September 30, 2005 quarter-end reporting process, address the material weaknesses described in item 4 of “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2004 Form 10-K.  These other measures include the following:

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

•      Non-routine transactions in non-U.S. locations were documented by staff in such non-U.S. locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

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

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting during the third quarter of 2005 and subsequent to September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Securities Class Action Litigation

Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against us and various officers and directors.  The actions have been consolidated in United States District Court for the Northern District of California.  The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005.  The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004.  In addition to the Company defendants, the plaintiffs also sued Banc of America Securities LLC and Softbank.  The Complaint seeks recovery of damages in an unspecified amount.

The plaintiffs have indicated that they will file a motion to amend their complaint.  If the motion to amend is granted, plaintiffs may file an amended complaint that broadens their claims and the putative class period.  The plaintiffs’ motion to amend their complaint is due on November 28, 2005.

This litigation is in its preliminary stage, and we cannot predict its outcome.  Our management believes that the claims are not meritorious.  Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect on our results of operations.

Shareholder Derivative Litigation

Beginning in August 2004, several shareholder derivative actions were filed in the Superior Court of California for Alameda County.  The actions allege claims for breach of fiduciary duty against certain of our current and former directors and officers and name us as a nominal defendant. The parties have entered into a settlement agreement.  On October 28, 2005, the Court approved the parties’ settlement of all claims.

SEC Investigation

We have received notice of a formal inquiry by the staff of the Securities & Exchange Commission into certain aspects of our financial disclosures. Our Audit Committee, Board of Directors, and management are fully cooperating in the inquiry.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes.  In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000.  Our directors and officers have been dismissed without prejudice pursuant to a stipulation.  On

February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us.  The order dismisses all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval.  The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us).  In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters.  On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement.  On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement.  The settlement remains subject to a number of conditions, including final court approval.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigations

We have sued Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  On March 22, 2004, we filed our Complaint.  On June 3, 2004, we served our Complaint on Starent.  On July 30, 2004, Starent filed and served its answer and counterclaims.  On August 30, 2004, we served and filed our Amended Complaint.  In our Amended Complaint, we assert that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  We seek, inter alia, compensatory damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004.  In its answer and counterclaims, Starent denies our allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  The Court held an initial case management conference on November 2, 2004.  On February 17, 2005, we filed a motion for a preliminary injunction against Starent’s use, sale, and offer for sale of products having the infringing feature.  The Court held a hearing on our motion on May 11, 2005 and denied our motion on June 17, 2005.  On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit and entered an order construing these claims on August 11, 2005.  On September 20, 2005, Starent filed a motion for summary judgment of non-infringement and UTStarcom filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability.  On October 4, 2005, Starent filed a motion to strike UTStarcom’s final infringement contentions.  All three motions are scheduled for oral argument on November 8, 2005.

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

Fenner Investments Patent Infringement Litigation

On January 6, 2005, Fenner Investments, Ltd. (“Fenner”) filed suit against us and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. On May 17, 2005, Fenner amended its complaint to add as defendants Ericsson Inc., Ericsson AB, Telefonaktiebolaget LM Ericsson, and Alcatel USA Inc.  The suit alleges that unspecified products and services infringe two Fenner patents and seeks compensatory and injunctive relief.  The Court has scheduled a hearing to construe the claims of the patents-in-suit for February 28, 2006.  The Court has also scheduled trial for October 10, 2006.  This lawsuit is in its initial stage and it is not possible to reliably predict the outcome or any relief that could be awarded, as the litigation process is inherently uncertain..

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

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 —OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION

10.107(1)	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005.
10.108(1)	Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc., dated September 6, 2005.
10.109(1)	Form of Restricted Stock Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K, which was filed on September 12, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: November 9, 2005	By:	/s/ Hong Liang Lu
Hong Liang Lu
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2005	By:	/s/ Francis P. Barton
Francis P. Barton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	EXHIBIT DESCRIPTION

10.107(1)	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005.
10.108(1)	Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc., dated September 6, 2005.
10.109(1)	Form of Restricted Stock Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the registrant’s Current Report on Form 8-K, which was filed on September 12, 2005.