Form 10-K
period 2005-12-31
UTSTARCOM INC
filed 2006-06-01
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
 Common stock, $0.00125 par value
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $704,855,513 based upon the closing price of $7.49 reported for such date on The Nasdaq National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

        As of May 12, 2006 the registrant had 120,807,118 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

UTSTARCOM, INC.

TABLE OF CONTENTS

ADDITIONAL INFORMATION

        "UTStarcom" (which may be referred to as the "Company," "we," "us," or "our") means UTStarcom, Inc. or UTStarcom, Inc. and its subsidiaries, as the context requires. The name "UTStarcom" is a registered trademark of UTStarcom, Inc.

        In this Annual Report on Form 10-K, references to and statements regarding China refer to mainland China, references to "U.S. dollars" or "$" are to United States Dollars, and references to "Renminbi" are to Renminbi, the legal currency of China.

        Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 8.07 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2005.

        Throughout this Annual Report on Form 10-K we "incorporate by reference" certain information from other documents filed with the Securities and Exchange Commission (the "SEC"). Please refer to such information at www.sec.gov.

        UTStarcom's public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available free of charge at our website, www.utstar.com. The information contained on our website is not being incorporated herein.

        This Annual Report on Form 10-K contains forward-looking statements. Beginning on page 19, we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

EXPLANATORY NOTE

        As more fully described in Note 2 to the consolidated financial statements included in this Form 10-K at ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, the Company is restating its consolidated balance sheet as of December 31, 2004 and its consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. In addition, as disclosed in QUARTERLY FINANCIAL DATA (UNAUDITED), also included in Item 8, interim financial information for each of the first three quarters in 2005, 2004, and 2003, previously filed with the Securities and Exchange Commission on Form 10-Q, and the interim financial information for the fourth quarters of 2004 and 2003, as reported in the Form 10-Ks for such years, are also being restated.

        This restatement follows completion of an investigation by independent legal counsel with the assistance of forensic accountants that was ordered by and under the direction of the Audit Committee of the Company's Board of Directors. The genesis for this independent investigation was the discovery, in December 2005, of two previously unknown side letter agreements provided to a customer in India in 2004 and 2005. The side letter agreements obligated the Company to deliver a variety of software bug fixes, features, updates and upgrades for no additional consideration, and, contrary to Company policy, these side letter agreements were withheld from the Company's financial management and the Company's independent registered public accounting firm. Therefore, neither management nor the Company's independent registered public accounting firm were able to properly evaluate their effect on the recognition of revenue under contracts with this customer.

        The independent investigation's initial focus was on the potential existence of other unknown side letter agreements with customers, but the investigation was broadened to encompass other areas involving revenue recognition and some non-revenue related areas to ensure completeness of the investigation. The Audit Committee did not restrict the scope of the independent investigation.

        Upon completion of the independent investigation, the investigation team shared its final findings with the Audit Committee and the Company's independent registered public accounting firm. Financial management conducted follow-up procedures to ensure the information provided by the investigation team was complete, attempted to locate any additional relevant information, and then evaluated the initial accounting for these transactions given the newly available additional information to determine whether the initial accounting was appropriate. Based on the evaluation of available information, management concluded that the original amount of revenue recognized under contracts with certain customers and other matters discovered as part of the investigation constituted accounting errors. In making a decision regarding whether a restatement of the previously issued financial statements was required, consideration was given to the individual and aggregate effect of all potential restatement adjustments as well as qualitative factors that enter into materiality decisions.

        Financial management concluded that the potential restatement amounts were material because of quantitative and qualitative factors including that the independent investigation identified information related to several transactions (primarily involving contracts with customers) where circumvention of company policies by persons previously employed by the Company may have occurred. In one of these cases, the customer in India, available evidence establishes that a circumvention of company policy occurred through the withholding of the side letter agreements from financial management and the Company's independent registered public accounting firm, which caused the Company to improperly recognize revenue from contracts with the customer. The Audit Committee concurred with financial management's decision to issue restated financial statements.

        The effects of this restatement on net income (loss) and on basic and diluted earnings (loss) per share for 2003, 2004 and the first three quarters of 2005 are described in Note 2 to the consolidated financial statements and in the quarterly financial data (unaudited), as included in this Form 10-K at Item 8—Financial Statements and Supplementary Data.

        As of September 30, 2005, the restatement adjustments resulted in net reductions of $49.5 million in net sales, $12.3 million in gross profit, $11.9 million in income before income taxes, minority interest and equity in loss of affiliated companies, and $11.9 million in net income.

        The Company has not amended its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for periods affected by the restatement adjustments; accordingly, the financial statements and related financial information contained in such reports should not be relied upon. As management believes this Form 10-K includes all relevant financial statement and other disclosures related to the restatement periods, the Company does not anticipate filing amended Annual Reports on Form 10-K for the years ended December 31, 2004 and 2003 or the Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30, and September 30, 2005, 2004 and 2003 to amend those prior filings.

PART I

ITEM 1—BUSINESS

OVERVIEW

        We design, manufacture and sell telecommunications infrastructure, handsets and customer premise equipment and provide services associated with their installation, operation, and maintenance. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and consumers around the world. While historically the vast majority of our sales have been to service providers in China, we have expanded our focus to build a global presence and currently sell our products in several other established and emerging growth markets, which include North America, Japan, India, Central and Latin America, Europe, the Middle East, Africa and Southeast and North Asia.

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

OUR OBJECTIVE

        Our objective is to be a leading global provider of Internet Protocol ("IP")-based communications products and services. We seek to differentiate ourselves by developing innovative, first-to-market products that are designed to integrate multiple functionalities and deliver multiple revenue-generating services on a single technology platform, reduce network complexity, and enable a migration to a new generation of network technologies. Our products and software are designed to make carrier deployments, maintenance and upgrades both economical and efficient, allowing operators to earn a high return on their investment.

OUR STRATEGY

        Because our products are IP-based, our customers can more easily integrate our products with other industry standard hardware and software. Additionally, we can introduce new features and enhancements that can be added to our customers' installation at a lower cost than some of our competitors. IP-based devices can be changed or upgraded in modules, saving our customers the expense of replacing their entire system installation. Our strategy is built upon the following key concepts:

  •
  identify key technology shifts and trends before our competitors;

  •
  develop differentiated products, which are designed to offer new and innovative revenue-generating features and enhanced functionality for our customers;

  •
  reduce overall operational and deployment costs of our customers' networks, enabling them to meet the demands of a greater number of consumers by expanding their addressable markets; and

  •
  build tailored products and services to suit customers' current needs and to anticipate future needs.

Our key strengths in the implementation of our strategy include the following factors:

A History of Technology Innovation

        Since our inception, we have focused on the development of new innovative communications technologies and products that are designed to differentiate us from our peers and create new market opportunities for our carrier customers. For example, we helped create a new market for wireless telephony in China based upon the development of our Personal Access Service and IP-based Personal Access Service (collectively "PAS") products offering a low-power, low-cost alternative to traditional mobile telephony. We believe PAS became successful with traditional fixed wireline carriers because it enabled them to build upon their existing fixed-line networks to offer their consumers wireless mobile services. This service, while limited in range to each specific city or region in which it was offered, afforded a low-cost alternative to more expensive traditional cellular services. The rapid rate of adoption for PAS positioned us as one of the leading wireless infrastructure and handset providers in China and to date over 48.7 million subscribers are using services supported by our technology.

A Significant Customer Base and Leverage in China

        Over the course of several years, we have built an extensive administrative, research and development, manufacturing, and sales and support infrastructure in China. We believe this infrastructure allows us to quickly identify our customers' needs and to focus our engineering, product development and sales and marketing efforts to address those needs. In addition, our low-cost research and development and manufacturing capabilities in China allow us to be competitive on a cost and pricing basis for our products. Finally, by virtue of its large population and low teledensity, or the number of telephones per person in a region, and our significant customer deployments, the China market provides a highly conducive platform for us to deploy our most advanced technology in substantial volume. We believe that our infrastructure, cost efficiencies, and research and development advances in China provide a significant platform and strategic advantage for our global success.

A Commitment to Carrier Value

        We believe we have been able to develop strong relationships with our customers by delivering complete product lines that are designed to enable carriers to capitalize on economies of scale and to easily customize and extend their service offerings. To ensure our products deliver the most value, the UTStarcom product architecture is designed to allow carriers to offer a full range of services over multiple access networks, whether wireless or wireline. Our wireless products support a broad range of frequencies for cost-effective deployment worldwide, and our broadband products support both copper-and fiber-based access. To help ensure we offer high value solutions at a low cost, we leverage our extensive design, development, and manufacturing facilities in China.

A Focused Global Market Diversification Initiative

        In 2005, we continued to focus on the diversification of our global customer base and market penetration. Our diversification strategy involves a combination of internal efforts and strategic acquisitions. In order to better address new markets outside of China we introduced a number of new products including RollingStream™, our IP-based television product.

        Our acquisition of selected assets of the wireless handset division of Audiovox Corporation in November of 2004 has significantly enhanced our ability to gain access to some of the largest and most stable operators worldwide, particularly in the United States. As a result of this acquisition, the United States has become our largest market, representing 46% of net sales in 2005.

        In addition to the large telecommunications service providers in well-established markets, we also target carriers in emerging markets, such as Softbank Group in Japan, Vonage Holdings Corporation in

the United States and Reliance Infocomm Ltd. in India, which have focused their network deployments on IP-based voice, data and video services.

        We believe emerging markets present significant opportunities for growth. We believe that many developing regions see a correlation between increased teledensity and improved economic growth, recognizing the need to invest in a telecommunications infrastructure in order to compete globally and overcome economic disparities. Our strategy is to develop products and design services to meet the needs and level of affordability of these emerging-market service providers and their customers. In addition, we recognize that to be successful in emerging markets, it is often important to commit to establishing a local presence in areas such as research and development, manufacturing, sales and support. We continue to explore major growth potential in global markets outside of China and believe that many of these markets are ideal candidates for our products and services as well as operations.

MARKETS AND CUSTOMERS

        Our products and services are being deployed and implemented in regions throughout the world in markets including China, Japan, India, the Central and Latin American, European, Middle Eastern, African, North American regions, and the Southeast and North Asia regions. Historically, China has been our largest market, representing 32%, 79%, and 86% of our net sales in 2005, 2004 and 2003, respectively. With the acquisition of selected assets from Audiovox Corporation in November 2004, sales in the United States have grown to 46% of net sales in 2005 compared to 13% and 2% in 2004 and 2003, respectively. Additional markets and customer information is included in the discussion of business segments below.

Global Customers

        Our customers, telecommunications service providers, enable delivery of wireless and broadband access services including data, voice, and/or video to their subscribers. They include, but are not limited to, local, regional, national and international telecommunications carriers, including broadband, cable, Internet, wireline and wireless providers. Telecommunications service providers typically require extensive proposal review, product certification, test and evaluation, network design, and, in most cases, are associated with long sales cycles. Our customers' networking requirements are influenced by numerous variables, including their size, the number and types of subscribers that they serve, the relative teledensity of the geography served and their subscriber demand for wireless and wireline communications, and access services in the served geography.

Global Sales and Service

        Our worldwide sales organization consists of managers, sales representatives, network consultants and technical support personnel. We have field sales offices in several locations including China, Japan, India, the Central and Latin American region, the North American, European, Middle Eastern and African regions, and the Southeast and North Asia regions. We operate six retail facilities for end-user devices under the name Quintex® and license the trade name Quintex® to ten outlets in selected markets in the United States. We continue to increase our penetration of these markets in several ways:

  •
  through direct sales offices located in key market regions;

  •
  by licensing our technology to local manufacturers;

  •
  by developing local sales agency and distributor relationships within specific market regions; and

  •
  by establishing sales relationships with original equipment manufacturers.

        We continue to aggressively build regional in-country sales offices with local direct sales staff in order to provide support for our expanding global operations.

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

Competition

        We compete in the telecommunications equipment market, providing infrastructure products, consumer products and services for transporting data, voice and video traffic across traditional and IP based networks.

        As we expand into new markets, we will face competition from both existing and new competitors, including existing companies with strong technological, marketing and sales positions in those markets.

        We believe our competitive strengths are derived from three main principles: our early entry and commitment to the development of all IP-based communications technologies; our experience in high-volume, low-cost manufacturing and large-scale technology deployments in China; and our commitment to developing comprehensive, complete product offerings for our carrier customers that allow them to capitalize on economies of scale and differentiate their service offerings.

        By contrast, our competitive disadvantages include our relatively smaller size in terms of revenues and number of employees as compared to many of our competitors, our lack of history and experience in selling to many of the largest carriers in well-established markets and our lack of consumer brand recognition in markets outside of China.

TECHNOLOGY AND PRODUCTS

        Our technology focus centers on an IP-based softswitch core network architecture that creates a single platform for delivering multiple services to the end user of the telecommunications network. A softswitch is a software-based system for handling call management functionality that has historically been handled by a large hardware switch device in a traditional telephone network. Our IP-based softswitch is a technological approach to telephony networking where all of the service intelligence for the delivery of telephone services resides in easily adaptable IP-based software. A softswitch is designed to reduce the cost of long distance and local exchange switching and to create new differentiated voice, data and video services. In contrast, legacy networks are based on the delivery of a single service, such as voice or data. If a service provider operating a traditional network wanted to offer multiple services, it would have to build, run and maintain a separate network for each service, including separate billing, network management and support functionalities, adding significant costs to the carrier's operating model. A multi-service IP-based core network is designed so that all services can be converged onto one platform with one billing, network management and support function for all services. In addition, because it is largely software-based, an IP network is by design more cost-effective to run and maintain than traditional infrastructure technologies. All of our products are interoperable and can be integrated into a single IP-based network. We intend to continue to support our IP-based wireless and broadband services and enhance their functionality for deployment in all global markets. We also intend to continue our research and development efforts on future IP-based access services.

        Our IP-based softswitch architecture ("mSwitch") is a diverse assembly of software and hardware-based networking elements designed to replace traditional central office telephone switches. Our mSwitch enables the delivery of a common set of features and services over a variety of access networks, whether wireless or wireline. Our products are designed to support a variety of services, including broadband and narrowband access, call control of telephone and data communications and delivery of next generation features not offered by the traditional fixed line switching infrastructure, including IP-based television ("IPTV").

mSwitch Platform

        Our mSwitch platform is used in all of our wireless, wireline and broadband networks with the exception of CDMA2000, which is supported by its own softswitch that we expect to integrate into our mSwitch platform in the future. The mSwitch has been extensively deployed in our Personal Access Systems networks in various systems around the globe. In addition, the mSwitch provides the softswitch functionality for various other UTStarcom products including, but not limited to, voice over broadband, IP-based television, and fixed-mobile convergence. Fixed-mobile convergence is the ability for users to access voice and data services over the best-available network—whether wireless or wireline.

        Our mSwitch platform is designed to reliably transport and route packets as well as to handle signaling, network control, and information management. The architecture includes operations support systems for associated billing, provisioning, and service management.

Business Segments

        We have structured the Company across five key business segments:

  •
  Wireless Infrastructure: Our Wireless Infrastructure segment designs, builds and sells software and hardware products that enable end users, or subscribers, to send and receive voice and data communication in either a fixed or mobile environment by using wireless devices;

  •
  Broadband Infrastructure: Our Broadband Infrastructure segment designs, builds and sells software and hardware products that enable end users to access high-speed, cost effective fixed data, voice and media communication;

  •
  Personal Communications Division: Our Personal Communications Division markets, sells and supports handsets other than PAS handsets for markets other than China. Most of our handset sales in 2005 and 2004 were designed and built by other manufacturers, but we anticipate that during 2006 and beyond future sales will include more products built by the Company.

  •
  Handsets: Our Handsets segment designs, builds and sells consumer devices that allow customers to access wireless services. Revenues from worldwide PAS handsets and all handset revenues within China are included in this segment; and

  •
  Services: Our Services segment provides service and support for Wireless Infrastructure and Broadband Infrastructure customers in the areas of planning, deployment, operations and ongoing maintenance.

        Our products within each of these categories, excluding services, include multiple hardware and software subsystems that can be offered in various combinations to suit individual carrier needs. Our system products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, IP and wireless network rollouts. Our products are also designed for quick and cost-effective transition to future network technologies, enabling our customers to make the best use of their existing infrastructure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Net Sales," for a discussion of our net sales by business segment.

WIRELESS INFRASTRUCTURE

        The products in our Wireless Infrastructure segment are based on a variety of leading worldwide mobile interface standards, including: Personal Handyphone System, CDMA, and TD-CDMA. Our

Wireless Infrastructure business accounted for approximately 17%, 51% and 36% of revenues in 2005, 2004 and 2003, respectively. All of our wireless products are designed to offer a full suite of integrated, customizable, voice and value-added services, including short-message services, web browsing, e-mail, voice mail, and Internet access.

Personal Access System

        Our Personal Access System family of wireless core infrastructure equipment, based on the Personal Handyphone System standards developed by The Association of Radio Industries and Telecommunication Technology Committee in Japan, is designed to help our customers create new revenue opportunities with high quality wireless voice and data services. Approximately 95% of our Wireless Infrastructure revenue is derived from our PAS product.

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

        In comparison to traditional macro-cellular systems, PAS base stations are small and are normally installed on existing utility poles or buildings rather than on large towers. Mounting small transmitters this way is designed to significantly reduce the cost and complexity of installation as there is not a need for a major tower construction or any significant tower lease fees. Additionally, mounting a small PAS base station close to its antenna and connecting it to the network using standard telephone wire is far simpler and more cost effective than the traditional cellular approach of installing a large transmitter on the ground and running heavy coaxial cables up a tower to the antennas. PAS base station installation takes a few hours, compared to the several days required to install, power, and commission a traditional wireless cell station. Because PAS uses "dynamic frequency allocation," a process where each cell "listens to" all available radio channels before selecting one for each call, the overall radio planning and engineering for PAS is very simple. While adding cells to handle more calls in a traditional cellular network requires considerable frequency planning and balancing, adding cells to a PAS network is less difficult because PAS cells can automatically determine what channels to use. This capability, combined with the low cost per cell, allows a carrier to start with a very small system serving only hundreds of subscribers and grow that system to serve millions, simply by adding small cells.

CDMA 2000 Wireless Voice and Data Products

        CDMA stands for Coded Division Multiple Access and is one of the main technologies currently used in digital wireless communications networks. CDMA 2000 is popularly referred to as a third generation (3G) technology and has greater voice capacity, data capacity and data speed than CDMA. Additionally, CDMA 2000 technology enables a range of new features including broadband Internet access, music downloads, push-to-talk communications, streaming video and remote corporate access.

        In the fall of 2004, we introduced MovingMedia 2000, the first IP-based infrastructure product in the world for CDMA 2000. Our MovingMedia 2000 wireless infrastructure product family includes IP base stations, intelligent media gateways, signaling gateways, and packet data server nodes (PDSN). The MovingMedia 2000 system requires no previously installed infrastructure, making the system ideal for locations like India and other low teledensity markets. Additionally, our product allows incumbent CDMA operators to transition smoothly and efficiently to an all-IP network and to offer their subscribers features not supported by their existing CDMA networks. We believe these attributes make MovingMedia 2000 an ideal product for both incumbent and new CDMA operators.

        Our MovingMedia 2000 product is designed to be cost-effective to implement, operate and grow. Since our product is IP-based, each cell tower base station converts the wireless voice and data information into standard data packets which can be routed over the Internet. This can reduce cost for our customers compared to traditional CDMA and CDMA 2000 systems which require expensive backhaul methods to transport the voice and data information from the cell tower back to a central office for conversion into standard Internet or voice data. This also provides for greater flexibility as individual base stations can be added on or moved and relocated to the most advantageous and cost-effective points throughout the network.

        An additional benefit of using an IP-based system is that the elements of the CDMA system are no longer required to all be in the same location. This flexibility permits our customers to provide services in different cities—New York, Dallas, and San Francisco, for example—and they would operate as one system transparently, reducing the size and cost of the infrastructure.

        In 2005, the flexibility of our MovingMedia 2000 product was demonstrated in areas in the Southeastern U.S. impacted by hurricanes. Our systems were flown in, attached to portable power sources and uplinked to satellites, quickly restoring phone services for emergency and first-responder use. The MovingMedia 2000 architecture enables deployment in a highly customizable manner from very small portable applications to very large town, city, state or even country-wide implementations.

TDCDMA Wireless Data Product

        TDCDMA is a Time Division Duplexing variation of Coded Division Multiple Access. Where other CDMA technologies use one frequency to send information from the wireless device to the network equipment and another to receive information, TDCDMA uses the same frequency to both send and receive information. Frequencies are usually licensed to service providers by governments. Paired frequencies are typically more expensive to obtain than non-paired frequencies. Additionally, certain frequencies have specifically been reserved for TDCDMA technologies.

        In the fall of 2004, we introduced our MovingMedia 6000 TDCDMA product. We have an established relationship with IPWireless, Inc., which provides the core technology for our product. Our MovingMedia 6000 turns a range of low-cost licensed frequency bands—1900-1920MHz, 2010-2025MHz, 2500-2700MHz, and 3400-3600MHz—into valuable assets that we believe will provide a rapid return on operator investment. Our product family includes central office, base station and end-user equipment.

        Our MovingMedia 6000 system provides broadband data speeds of up to 3 megabits per second per subscriber enabling subscribers to access the network from home, work, or any other location. These speeds rival traditional fixed systems such as DSL and cable modems matched to the flexibility of wireless. We anticipate that, in the near future, operators will be able to use our MovingMedia 6000 solution to offer wireless voice over the Internet in addition to the high-mobility data services available today.

Markets and Customers

        In 2005, our largest market for Wireless Infrastructure products was China which equaled approximately 87% of revenues for the segment. Our market share of PAS infrastructure sold in China was 55% during 2005. We believe that China continues to be one of the largest and most important wireless markets in the world with GDP growth of more than 9% over the past several years and a relatively low fixed and mobile teledensity rate of just 27% and 30%, respectively. China is currently undergoing an evolution of wireless technology, as their regulatory authority, the Ministry of Information Industry, is preparing to issue new 3G operating licenses in 2006. As such, wireless infrastructure spending is expected to shift from traditional PAS and other second generation technologies to new 3G technology over the next several years. This caused a decline in spending for our PAS products which led to an overall decline in Wireless Infrastructure product revenues by 64% in 2005. In 2005, sales in the Zhejiang Province and in the Jiangsu Province accounted for approximately 15% and 13%, respectively, of sales for the Wireless Infrastructure segment.

        Outside of China, key markets we are targeting for Wireless Infrastructure include India, Japan, Latin America, Europe and the United States. Combined sales to these regions were approximately 13% of total wireless infrastructure sales in 2005, but are expected to increase over time as we put more focus in these regions. In 2005, we continued to expand our presence in Europe, the Middle East and Africa, with both orders from new customers and additional sales and service operations.

        We offer our PAS, MovingMedia 2000 and MovingMedia 6000 products and services in each of these markets. We expect to continue to supply our products and conduct trials within this region in 2006.

        Southeastern Asia is another region with a large population base and relatively low teledensity rate. We have established an office for sales and services operations to support various countries in this region including, but not limited to, Vietnam, Thailand and Taiwan. At the close of 2005, our customers had over one million PAS subscribers in Vietnam and Taiwan utilizing our network infrastructure. Key customers in the region include FITEL and Chunghwa Telecom Co. Ltd. in Taiwan, and Vietnam Post and Telecommunications Corporation in Vietnam.

        Consumer demand for faster and more comprehensive data services and the proliferation of camera phones, advanced wireless handheld devices and other high data content products is leading to an overall increase in the market for wireless infrastructure.

Competition

        The Wireless Infrastructure market is marked by intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. Pricing, extended payment terms and brand recognition are key considerations for our customers. Specific competitors in this segment include: Alcatel, LM Ericsson Telephone Company, Huawei Technology Co., Ltd., InterDigital Communications Corp, Lucent Technologies, Inc., Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Samsung Electronics Co. Ltd., Siemens AG and Zhongxing Telecommunications Equipment Corporation.

BROADBAND INFRASTRUCTURE

        Our Broadband Infrastructure products are designed to satisfy customer demand for high speed and cost effective data, voice and multimedia transport. Revenues from this segment accounted for approximately 17%, 9% and 12% of total sales in 2005, 2004 and 2003, respectively. Our wireline technology enables high-speed voice, video and data transmissions over broadband IP-based networks. Our Broadband Infrastructure segment includes digital subscriber line products, multi-service access node products, fiber optics products and IP-based television.

Digital Subscriber Line Products

        Digital subscriber line ("DSL") technology allows high-speed data and content transfer while providing simultaneous telephone communications over the same fixed copper line. Our IP-based DSL Access Multiplexers ("IP-DSLAMs") incorporate the latest DSL technologies combined with a range of form factors to enable high-speed access and deliver services to residential and commercial subscribers using broadband networks.

        Our AN-2000 product is ideal for telecommunications providers with existing copper telephone system seeking to expand into offering broadband data to their customers. An all-IP network allows our customers to more easily add features such as video streaming, IP multicast and IP Quality of Service in addition to traditional broadband services. To date, we have deployed more than seven million IP-DSLAM lines globally.

        Our DSL products include customer premise equipment ("CPE") such as various single and multi-port DSL modems, set-top boxes and voice over the internet devices that allow residential and business customers to access voice, data and video services. Our products are designed to be rich in functionality, simple to set-up, easy to install and easy to manage. The diversity and flexibility in the product offering enables them to work with both our own infrastructure equipment as well as with other vendors' infrastructure equipment.

Multi-Service Access Node

        A Multi-Service Access Node is a single device which delivers a mix of broadband, traditional voice and data services, and media gateway functionality via copper or fiber. Our iAN-8000 Multi-Service Access Node ("iAN-8000") is an ideal solution for a telecommunications provider who is replacing an old network or building a new network. The iAN-8000 platform integrates the functionality of our AN-2000 product with a voice over Internet Media Gateway product and a traditional digital loop carrier. By consolidating traditionally standalone access devices into one standards-based platform, the iAN-8000 provides operators the maximum amount of service flexibility and allows them to add services and applications efficiently, without incurring additional infrastructure expenses.

        Service providers can deploy the iAN-8000 throughout their networks, which allows them to bring new voice over the Internet ("VoIP") and broadband applications to the widest possible service area. The iAN-8000 is designed to enable providers to offer multiple services from one platform, including traditional voice, VoIP, and high-speed data access using the latest DSL technologies. Because the platform incorporates digital loop carrier functionality, service providers can also deploy it in remote locations to extend their voice service reach beyond the area served by the central office. A digital loop carrier is equipment that bundles a number of individual phone line signals into a single digital signal for local traffic between a telephone company central office and an outlying service area. The media gateway function allows providers to aggregate VoIP calls from enterprise networks, such as office buildings, and transport them over a single link to the central office.

Optical Products

        Our optical products include transport products based upon internationally defined optical transmission standards and access products. Our products convert and translate data, video, voice, or other traffic into an optical signal which is transmitted over glass fiber. The product platform includes a sophisticated multi-service management system which simultaneously processes multiple speeds ranging from 155 Megabits per second for traditional voice to 10 Gigabits per second for data intensive services.

        In 2004, we introduced our Gigabit Ethernet Passive Optical Network ("GEPON") product. A passive optical network ("PON") is a system configuration that brings optical fiber all the way to the end user using unpowered optical splitters that enable a single optical fiber to serve multiple premises. Our GEPON platform is designed to provide high subscriber density and low cost of entry, making it a compelling alternative to traditional telephone or broadband solutions.

        Our GEPON family includes both the telecommunications provider's central office and customer premises equipment which handle speeds of up to one Gigabit per second of bandwidth to residential and business customers. By integrating more functionality into the product, we have eliminated the need for carriers to deploy additional switching and routing equipment.

        We introduced our NetRing™ Multi-Service Transport Product ("MSTP") optical product line in December 2003. While our GEPON product is designed to provide services to individual customers, our NetRing™ products are designed for the high bandwidth needs of a service area. Our NetRing™ 600 products provide voice and data services for multi-tenant buildings, office buildings, and enterprise campus applications. Our mid-range NetRing™ 2500 products offer voice and data transport when more bandwidth and greater capacity is required. Our high-end NetRing™ 10000 products provide service for regional transport applications, when maximum bandwidth and capacity is required. In each application, the optical fiber is looped through the service area and connected back upon itself, providing full redundancy in the event that the fiber is severed. NetRing™ provides a broad range of functions for carriers to manage voice, data and video traffic with network management functions previously available only on multiple independent platforms.

IP-based Television

        Video content is increasingly being viewed by telecommunications providers as a new source of revenue. Our IPTV system, RollingStream™ (formerly mVision) includes both central office and customer premises equipment for delivering television and multimedia over carrier networks based on IP technology. Our RollingStream™ products and services enable a service provider to deliver broadcast television and on-demand video services to residential and commercial premises over a switched network architecture. It is a carrier-class product that is designed to scale to support millions of users and hundreds of thousands of content hours. We believe RollingStream™ is the first solution designed to enable carriers to deploy very-large-scale streaming video content, currently over a switched network and in the future over a wireless network architecture.

        The RollingStream™ product family includes a storage and streaming device (MediaSwitch); a device for combining different video signals onto a unified distribution system (Content Engine); a device residing at the user's home or place of business; and a network management system that enables non-stop, system-wide operation. The current version of the RollingStream™ products has been designed to function over standard copper telephone lines. Future versions may operate over cable or optical transmission lines.

        RollingStream™ is designed to allow carriers to offer new, revenue-generating television and multi-media services. The system is also designed to help providers attract customers of cable and satellite operators by offering a more comprehensive and interactive suite of services. We continue to see industry and customer enthusiasm with key customer deployments announced at DSSI in North America, Softbank in Japan and China Telecom in China and over 40 trial networks deployed globally.

Markets and Customers

        Our Broadband Infrastructure segment also targets several large markets and customers worldwide. In 2005, our largest broadband infrastructure customer was Softbank Corp. and affiliates in Japan ("SBB"), representing approximately 78% of total broadband sales. SBB, which is a related party to UTStarcom, is a parent company to several of our key service provider customers in Japan, including Yahoo! BB and Japan Telecom. According to the Japan Ministry of Public Management, Yahoo! BB is the leading provider of broadband service in Japan with over 5 million IP-based DSL lines as of

December 31, 2005. Yahoo! BB continues to expand and deploy our AN-2000 and iAN-8000 equipment in support of their Voice over Broadband and varying speed DSL services. Additionally, Yahoo! BB and UTStarcom officially launched the UTStarcom RollingStream™ IPTV products in July of 2005.

        In addition to the Japanese market, we have targeted other key markets such as China, India, Europe, the Middle East, Africa, Central America and Latin America for the deployment of our Broadband Infrastructure products. In 2005, those markets contributed approximately 22% to total Broadband Infrastructure revenues. We believe these markets provide a significant amount of opportunity going forward given their relatively low broadband penetration rates and strong consumer demand for new broadband services.

        For example, according to the Telecom Regulatory Authority of India as of December 31, 2005, India had a population of 1.1 billion and a low fixed line teledensity of approximately 11.4%. We currently offer our AN-2000 and NetRing™ products and services in India. With over one million access lines deployed today, we anticipate that we will continue to implement and deploy our products and conduct trials with several operators, including Reliance Infocomm Ltd. and Bharat Sanchar Nigam Ltd.

        We also saw significant growth in 2005 in Central America and Latin America. Our target markets in Central and Latin America include, but are not limited to, countries like Brazil, Mexico, Panama, Haiti, Honduras and Guatemala. We have shipped our AN-2000 to service providers and continue to perform extensive testing and certification for telecommunications carriers for other key products such as RollingStream™ within these regions. In 2005, key customers in Central and Latin America included Telefonos de Mexico, S.A. in Mexico, Brazil Telecom in Brazil and Telefonica del Sur in Chile.

Competition

        The Broadband Infrastructure market is marked by intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. The principal methods of competition include pricing, payment terms and pre-existing relationships. Specific competitors in this segment include Alcatel, Datang Telecom Technology Co. Ltd, Huawei Technology Co., Ltd., Lucent Technologies, Inc., Tellabs, Inc., and Zhongxing Telecommunications Equipment Corporation.

PERSONAL COMMUNICATIONS DIVISION

        Our Personal Communications Division (PCD) was acquired from Audiovox Corporation in November 2004. Revenues from this segment represented approximately 47% and 10% of our total sales in 2005 and 2004, respectively. Our PCD segment markets wireless handsets and accessories through international wireless carriers and their agents, independent distributors and retailers. We sell an array of digital handsets, hand-held computing devices and accessories in a variety of technologies, principally CDMA. We generally market our wireless products under the UTStarcom brand name or co-brand our products with our carrier customers. In addition to handsets, we sell a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and data cables. In fiscal 2006, we intend to continue to broaden our digital product offerings by supplying handsets with enhanced features such as two and three megapixel resolution for video and camera products, music on demand, MP3 music players and improved internet capabilities.

Product Development, Warranty and Customer Service

        Although the PCD segment does not have its own manufacturing facilities, it works closely with both customers and suppliers in feature design, development and testing of products. In particular, PCD:

  •
  with its wireless customers, determines future market feature requirements;

  •
  works with its suppliers to develop products containing those features;

  •
  participates in the design of the features and aesthetics of its wireless products;

  •
  tests products in its own facilities to ensure compliance with PCD standards;

  •
  supervises testing of the products in its carrier markets to ensure compliance with carrier specifications.

        We believe customer service is an important tool for enhancing our brand name and relationship with carriers. In order to provide full service to our customers, we provide a warranty on our wireless products for periods ranging from twelve to fifteen months. To support our warranties, we have approximately 2,700 independent warranty centers throughout the United States and Canada and have experienced technicians in our warranty repair stations at our PCD headquarters facility. We have experienced customer service representatives who interact directly with both end-users and our customers. These representatives are trained to respond to questions on handset operation and warranty and repair issues.

Suppliers

        Our PCD segment purchases its wireless products from several manufacturers located in Pacific rim countries, including Japan, China, South Korea and Taiwan. In selecting suppliers, we consider quality, price, service, market conditions and reputation. We generally purchase our products under short-term purchase orders and do not enter into long-term contracts. During 2005, one vendor accounted for approximately 63% of purchases. While this vendor will continue to supply existing handset models, it plans to sell new models directly to our customers, the carriers. We plan to extend our supplier base by introducing more models of our own design and expanding our relationships with other manufacturers. We expect to see flat or declining sales during the first half of 2006 while we make this transition.

Markets and Customers

        We sell our wireless handsets and accessories to wireless carriers and the carrier's respective agents, distributors and retailers. Our largest market for the PCD segment is North America, which represents approximately 96% of PCD net sales during 2005. Our five largest wireless customers in 2005 were Alltel Communications Products, Sprint Spectrum, T-Mobile USA, Verizon Wireless and Virgin Mobile USA. Verizon Wireless and T-Mobile USA accounted for approximately 25% and 17%, respectively, of net sales for the segment during 2005. In addition, we promote our products through trade and consumer advertising, participation at trade shows and direct personal contact by our sales representatives. We also assist wireless carriers with their marketing campaigns by scripting telemarketing presentations, funding co-operative advertising campaigns, developing and printing custom sales literature, logistic services, conducting in-house training programs for wireless carriers and their agents and providing assistance in market development.

        We operate six retail facilities under the name Quintex. Quintex also serves as an agent (in activating cell phone numbers) for the following carriers in selected areas: Boost, Cingular, Nextel, NTelos, Sprint, Suncom and T-Mobile. For fiscal 2005, revenues from Quintex were approximately 3% of total PCD revenues.

Competition

        The market for wireless handsets and accessories is highly competitive and is characterized by intense price competition, significant price erosion over the life of a product whose life cycle has continued to shorten, demand for value-added services, rapid technological development and industry consolidation of both customers and manufacturers. Currently, our primary competitors for wireless handsets include LG, Motorola, Samsung, Kyocera, Nokia and Sanyo.

        We also compete with numerous established and new manufacturers and distributors, some of whom sell the same or similar products directly to our customers. Historically, our competitors have also included some of our own suppliers and customers. Many of our competitors offer more extensive advertising and promotional programs than we do. We compete for sales to carriers, agents and distributors on the basis of our products, services and price. As our customers are requiring greater value-added logistic services, we believe that competition will continually be required to support an infrastructure capable of providing these services. Our ability to continue to compete successfully will largely depend on our ability to perform these value-added services at a reasonable cost.

        Our products compete primarily on the basis of price, features and reliability. There have been, and will continue to be, several periods of extreme price competition in the wireless industry, particularly when one or more of our competitors has sought to sell off excess inventory by lowering prices significantly or carriers canceling or modifying sales programs. As a result of global competitive pressures, there have been significant consolidations in the domestic wireless industry, which has caused extreme price competition. These consolidations may result in greater competition for a smaller number of large customers and may favor one or more of our competitors.

HANDSETS

        We design and sell a variety of handsets to the same customers as our Wireless Infrastructure and Broadband Infrastructure products. Our Handsets business accounted for approximately 16%, 28% and 51% of revenues in 2005, 2004 and 2003, respectively. The products range from basic, low-cost units to high-functionality, higher-cost models that offer rich functionality and excellent value. Today we feature single, dual and multimode handsets with cameras, video recorders and players, high-resolution color displays, multiple ring tones, short message service and high speed Internet access and email capability. We believe our strategy of designing handsets in-house, licensing, manufacturing, and direct-sourcing components gives us the flexibility to meet demand while offering the broadest line of handsets to our customers.

PAS Handsets

        We currently offer a wide variety of PAS handset models from high-end, data-capable and feature-rich models to low-cost value models. According to a December 2005 report by the industry research firm GfK Ltd., we have a 53% market share and are the market leader for PAS handsets in China, which is the largest handset market in the world according to its Ministry of Information Industry. We shipped more than 10 million PAS handsets in 2005.

CDMA, WiFi and Multi-Mode Handsets

        In 2004, we announced our entry into the CDMA and Wireless Fidelity ("WiFi") handset markets. We offer carriers a wide selection of price ranges and handset features by providing a broad range of models supporting each of these technologies. In late 2005 Vonage Holdings Corporation announced a new voice over the Internet service with one of our WiFi Handsets. Our products include dual-mode and multi-mode models and we intend to introduce TDCDMA handsets in the future.

Markets and Customers

        In 2005, our primary market for the Handsets segment was China. In conjunction with our Wireless Infrastructure business, approximately 95% of 2005 revenue for these two segments was attributed to this market. In future periods, we expect the China market to represent nearly 100% of Handsets third party revenues as we have moved the responsibility for handset product sales in other geographic markets to the Personal Communications Division. In 2005, sales in the Jiangsu Province, the Zhejiang Province and in the Guangdong Province accounted for approximately 22%, 13% and 12%, respectively, of sales for the Handsets segment.

Competition

        The Handset business segment faces significant competition from numerous global competitors. The principal methods of competition include pricing and brand recognition. Specific competitors in this segment include: China PTIC Information Industry Corporation; Zhongxing Telecommunications Equipment Corporation; Lucent Technologies, Inc.; Amoi Electronics Company, Ltd.; Huawei Technologies Co, Ltd; Kyocera Corporation; Nippon Electric Corporation and Sanyo Electric Company, Ltd.

PROFESSIONAL SERVICES

        In addition to our product offerings, we provide a broad range of service offerings, including technical support services. Our service offerings complement our products with a range of consulting, technical, project, quality and maintenance support-level services including 24-hour support through technical assistance centers. Technical support services are designed to help ensure that our products operate efficiently, remain highly reliable, and benefit from the most up-to-date system software. These services enable customers to protect their network investments and minimize downtime for systems running mission-critical applications. Our Services segment accounted for approximately 3%, 2% and 1% of revenues in 2005, 2004 and 2003, respectively.

OPERATIONS

Employees

        As of December 31, 2005, we employed a total of approximately 6,300 full-time employees. We also from time to time employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2005, approximately 2,740 were in research and development, approximately 860 were in manufacturing, approximately 1,740 were in marketing, sales and support, and approximately 960 were in administration. We had approximately 4,870 employees located in China, approximately 860 employees located in the United States, and approximately 570 employees in other countries. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that we have good employee relations.

Sales, Marketing and Customer Support

        Our service organization is structured to provide traditional services such as Build, Operate, Turnover and System Maintenance, as well as to work closely with customers and research and development to develop and deliver value-added customized service solutions. We pursue a direct sales and marketing strategy in China, targeting sales to telecommunication operators and equipment distributors with closely associated customers. We maintain sales and customer support sites in all major cities in China. Our customer service operation in Hangzhou, China, serves as both a technical resource and liaison to our product development organization. In China, customer service technicians are distributed in the regional sales and customer support sites to provide a local presence.

        Our sales efforts in markets outside of China combine direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We maintain 43 sales and customer support offices in 25 countries covering the U.S., Canada, Latin America, the Caribbean, Europe, the Middle East, Africa, India, and the Asia-Pacific regions.

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

        Our manufacturing facility is ISO 9001-2000 certified. ISO 9001-2000 certification requires that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement which is periodically audited by an independent external auditor.

        We contract with third parties in China to perform high volume assembly and manufacturing of our handsets and some high volume single boards for AN-2000, PAS and mSwitch systems. We conduct final assembly, testing and packaging at our own facilities and generally use third parties for high volume assembly of circuit boards.

        We have also contracted with various suppliers to provide PAS wireless base station components for distribution under the UTStarcom label. In China, we undertake final assembly and test our wireless infrastructure products at our own facilities and have started to manufacture some of these products ourselves.

Research and Development

        We believe it is essential to continue to develop and introduce new and enhanced products if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers' needs. Our relationships with China's Ministry of Information Industry and Telecommunications Administration and individual telecommunications bureaus and our full-service post-sale customer support in China provide our research and development organization with insight into trends and developments in the marketplace. The insights provided from these relationships allow us to develop market-driven products such as PAS, mSwitch and IP-DSLAM. We maintain a strong relationship between our research centers in the U.S. and China. We rotate engineers between the U.S. and China to further integrate our research and development operations. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China. We also have a development center in India to take advantage of the talent pool available there, and to support our operations in India. Our research and development centers are ISO 9001-2000 certified.

        In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $247.1 million in 2005, $219.0 million in 2004, and $155.7 million in 2003.

Intellectual Property

        Our ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We hold U.S. and foreign patents for our existing products expiring between 2014 and 2023, and have patents pending in both the U.S. and in foreign countries. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not be issued and any patents issued may not cover the scope of the claims sought in the applications. Additionally, issued patents may be found to be invalid or unenforceable in the courts of those countries where we hold or have filed for patents. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Additionally, patents that we hold in countries other than the United States do not afford any intellectual property protection in the United States. Please refer to the discussion of risks associated with our intellectual property in the section entitled "—Factors Affecting Future Operating Results."

Seasonality

        Our revenues and earnings have not demonstrated consistent seasonal characteristics.

ITEM 1A—RISK FACTORS

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

  •
  consumer acceptance of new products we may introduce to market;

  •
  changes in the growth rate of customer purchases of communications services;

  •
  the lengthy and unpredictable sales cycles associated with sales of our products;

  •
  revenue recognition, which is based primarily on customer acceptance of delivered products, is unpredictable;

  •
  cancellation, deferment or delay in implementation of large contracts;

  •
  quality issues resulting from the design or manufacture of the products, or from the software used in the product;

  •
  cash collection cycles in China and other emerging markets;

  •
  the decline in business activity we typically experience during the Chinese Lunar New Year, which leads to decreased sales and collections during our first fiscal quarter;

  •
  issues that might arise from the integration of acquired entities or the inability to achieve expected results from such acquisitions; and

  •
  shifts in our product mix or market focus.

        As a result of these and other factors, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. In addition, the factors noted above may make it difficult for us to forecast and provide in a timely manner public guidance (including updates to prior guidance) related to our projected financial performance. Furthermore, it is possible that in some future quarters our operating results will fall below the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

Competition in our markets may lead to reduced prices, revenues and market share.

        We have experienced intense competition in the past years, and we believe that we will continue to face intense competition from both domestic and international companies in our target markets, many of which may operate under lower cost structures or may be given preferential treatment by applicable governmental regulators and policies and have much larger sales forces than we do. Additionally, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may be able to offer significant financing arrangements to service providers, which may give them a competitive advantage in selling systems to service providers with limited financial resources. In many of the developing markets in which we operate or intend to operate, relationships with local governmental telecommunications agencies are important to establish and maintain. In many such markets, our competitors may have or be able to establish better relationships with local governmental telecommunications agencies than we have, which could result in their ability to influence governmental policy formation and interpretation to their advantage. Additionally, our competitors might have better relationships with their third party suppliers and obtain component parts at a reduced rate, allowing them to offer their end products at reduced prices. Moreover, the telecommunications and data transmission industries have experienced significant consolidation, and we expect this trend to continue. If we have fewer significant customers, we may be more reliant on such large customers and our bargaining position and profit margins may suffer. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, cash flows and financial condition, including potential impairment in value of our tangible and intangible assets and goodwill if extended losses were incurred.

If we seek to secure additional financing and are not able to do so, our ability to expand strategically may be limited. If we are able to secure additional financing, our stockholders may experience dilution of their ownership interest, or we may be subject to limitations on our operations and increased leverage.

        We currently anticipate that our available cash resources, which include existing cash and cash equivalents, short-term investments, cash from operations and available credit lines will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months. If we are unable to generate sufficient cash flows from operations, we may need to raise additional funds to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations and our leverage may increase. For example, in connection with the sale of convertible debt securities in March 2003, we incurred $402.5 million of indebtedness. As a result of this indebtedness, our principal and interest payment obligations have increased substantially. In fiscal year 2005, approximately $127.9 million of this indebtedness was exchanged with the holders for $57.1 million in cash and 4,988,100 shares of our common stock. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Finally, we are not certain that we can maintain our existing unsecured credit lines available to our China operations or additional sources of financing may not be available on reasonable terms or at all if and when we require it, either of which could harm our business.

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

        The average selling prices of our products may continue to decrease in the future in response to product introductions by us or our competitors or other factors, including price pressures from customers. Certain of our products, including wireless handsets, have historically had low gross profit margins, and any further deterioration of our profit margins on such products could result in losses with respect to such products. Therefore, we must continue to develop and introduce new products and enhancements to existing products that incorporate features that can be sold at higher average selling prices. Failure to do so, or the failure of consumers or our direct customers to accept such new products could cause our revenues and gross profit to decline.

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

        Approximately $929.0 million, or 32%, and $2,133.3 million, or 79%, of our net sales in the fiscal years ended 2005 and 2004, respectively, occurred in China. While we have expanded into other markets, a significant portion of our net sales will be derived from China for the foreseeable future. In addition, we have made substantial investments in China and, therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. Please read the risks detailed below under the heading "Risks Related to Conducting Business in China" for additional information about the risks we face in connection with our China operations.

Our market is subject to rapid technological change, and to compete effectively, we must continually introduce new products and product enhancements that achieve market acceptance.

        The market for communications equipment is characterized by rapid technological developments, frequent new product introductions, changes in consumer preferences and evolving industry and regulatory standards. Our success will depend in large part on our ability to enhance our technologies and develop and introduce new products and product enhancements that anticipate changing service provider requirements, technological developments and evolving consumer preferences. We may need to make substantial capital expenditures and incur significant research and development costs to develop and introduce new products and enhancements. If we fail to develop and introduce new products or enhancements to existing products that effectively respond to technological change on a timely basis, our business, financial condition and results of operations could be materially adversely affected. Certain of our products, including wireless handsets, have a short product life. Moreover, from time to time, our competitors or we may announce new products or product enhancements, technologies or services that have the potential to replace or shorten the life cycles of our products and that may cause customers to defer purchasing our existing products, resulting in charges for inventory obsolescence reserves. Future technological advances in the communications industry may diminish or inhibit market acceptance of our existing or future products or render our products obsolete.

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

  •
  the compatibility of our products with legacy technologies and standards existing in previously deployed network equipment;

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

        We have contracts with a limited group of suppliers to purchase some components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. Further, a supplier could market its products directly to our customers. The possibility of a supplier marketing its own products would create direct competition and may affect our ability to obtain adequate supplies. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of certain products or components. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

        Our ability to source a sufficient quantity of high-quality, cost-effective components used in our products may also be limited by import restrictions and duties in the foreign countries in which we manufacture our products. We require a significant number of imported components to manufacture our products, and imported electronic components and other imported goods used in the operation of our business may be limited by a variety of permit requirements, approval procedures, import duties and licensing requirements. Moreover, import duties on such components increase the cost of our products and may make them less competitive.

Product defects or performance quality issues could cause us to lose customers and revenue or to incur unexpected expenses.

        Many of our products are highly complex and may have quality deficiencies resulting from the design or manufacture of such product, or from the software or components used in the product. For example, during 2005 we recorded warranty charges of $70.6 million, including special warranty charges of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million for NetRing equipment and $14.9 million for GEPON equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004. Often these issues are identified prior to the shipment of the products and may cause delays in market acceptance of our products, delays in shipping products to customers, or the cancellation of orders. In other cases, we may identify the quality issues after the shipment of products. In such cases, we may incur unexpected expenses and diversion of resources to replace defective products or correct problems. Such pre-shipment and post-shipment quality issues could result in delays in the recognition of revenue, loss of revenue or future orders, and damage to our reputation and customer relationships. In addition, we may be required to pay damages for failed performance under certain customer contracts.

Our global diversification strategy and growth has strained our resources, and if we are unable to manage this growth, our operating results will be negatively affected.

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

  •
  improving and sustaining our supply chain capability; and

  •
  managing both our direct and indirect sales channels in a cost-efficient and competitive manner.

If we fail to implement or improve systems or controls or to manage any future growth and transformation effectively, our business could suffer.

Any failure by us to execute planned cost reductions successfully could result in total costs and expenses that are greater than expected.

        We have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. In 2005, we announced workforce restructurings. These programs involved the termination of approximately 1,595 employees worldwide through December 31, 2005. We expect the cost savings to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness. We may have further workforce reductions or rebalancing actions in the future. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

Our success is dependent on continuing to hire and retain qualified personnel, and if we are not successful in attracting and retaining these personnel and in managing key employee turnover, our business will suffer.

        The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our Chairman of the Board, President and Chief Executive Officer, Ying Wu, our Chairman and Chief Executive Officer of China Operations, and Philip Christopher, President and Chief Executive Officer of our Personal Communications Division. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations. For example, Mr. Lu has announced that he will resign as our Chairman of the Board, President and Chief Executive Officer, effective as of December 31, 2006, and we are searching for a Chief Operating Officer. Mr. Wu will assume the CEO position as of January 1, 2007. Moreover, we have experienced turnover in key employee positions within our financial management team—each of our current chief financial officer and controller joined the Company in the latter half of 2005. If we cannot adequately transition management of our Company after Mr. Lu's resignation or if we cannot recruit a suitable Chief Operating Officer, or if we cannot successfully manage employee turnover in other key positions, our business may suffer.

        Notwithstanding our workforce restructurings, to effectively manage our operations, we will need to recruit, train, assimilate, motivate and retain qualified employees both locally and internationally. Competition for qualified employees is intense, and the process of recruiting personnel in all fields, including technology, research and development, sales and marketing, administration and management with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. As we grow globally, we must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced difficulty finding qualified accounting personnel knowledgeable in both U.S. and Chinese accounting standards who are Chinese residents. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed.

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

Any acquisitions and divestitures that we undertake could be difficult to integrate, disrupt our business, dilute our stockholders and harm our operating results.

        We have acquired and divested certain businesses, products and technologies. Anticipated benefits of these acquisitions and divestitures may not be realized. We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management's attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses. For example, in the fourth quarter 2004, we encountered difficulties in integrating Hyundai Syscomm, Inc. ("HSI") legacy operations into our operations and determined to abandon a substantial amount of HSI's legacy operations. As a result, in the fourth quarter 2004, we wrote off the entire goodwill and intangibles associated with HSI.

We may be unable to adequately protect the loss or misappropriation of our intellectual property, which could substantially harm our business.

        We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We have applied for patents in the United States and internationally. Additional patents may not be issued from our pending patent applications, and our issued patents may not be upheld. In addition, we have, from time to time, chosen to abandon previously filed patent and trademark applications. Moreover, we may face difficulties in registering our existing trademarks in new jurisdictions in which we operate, and we may be forced to abandon or change product or service trademarks because of the unavailability of our existing trademarks. We cannot guarantee that the intellectual property protection measures that we have taken will be sufficient to prevent misappropriation of our technology or trademarks or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.

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

        We have been and may in the future become subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Future litigation may also be necessary to enforce and protect our patents, trade secrets and other intellectual property rights. Any intellectual property litigation or threatened intellectual property litigation could be costly, and adverse determinations or settlements could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from or pay royalties to third parties which may not be available on commercially reasonable terms, if at all, and/or prevent us from manufacturing or selling our products, which could cause disruptions to our operations.

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

        We market and sell our products globally, with a significant portion of our sales made in China. The expansion of our existing multinational operations and entry into new markets will require significant management attention and financial resources. Multinational operations are subject to a variety of risks, such as:

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

  •
  reliance on local original equipment manufacturers ("OEMs"), third party distributors and agents to effectively market and sell our products;

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

  •
  longer accounts receivable collection periods; and

  •
  difficulties and costs of staffing, monitoring and managing multinational operations, including but not limited to internal controls and compliance.

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

        Our handset products are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal and clean up of, and human exposure to hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses, and the imposition of additional clean up obligations could cause us to incur substantial costs relating to remediation activities. Compliance with existing or future environmental, health and safety laws could also cause us to incur substantial costs relating to such compliance, including the expense of modifying product designs and manufacturing processes. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a negative impact on our operations.

        Additionally, there have been claims made alleging a link between the use of wireless handsets and the development or aggravation of certain cancers, including brain cancer. The scientific community is divided on whether there is a risk from wireless handset use, and if so, the magnitude of the risk. Even if there is no link established between wireless handset use and cancer, the negative publicity and possible litigation could have a material adverse effect on our business. In the past, several plaintiffs' groups have brought class actions against wireless handset manufacturers and distributors, alleging that wireless handsets have caused cancer. To date, we have not been named in any of these actions and none of these actions has been successful. In the future we could incur substantial costs in defending ourselves against similar claims, regardless of their merit. Also, claims may be successful in the future and may have a material adverse effect on our business.

We are subject to a wide range of environmental, health and safety laws.

        Our operations and the products we manufacture and/or sell are subject to a wide range of global environmental, health and safety laws. Compliance with existing or future environmental, health and safety laws could subject us to future costs, liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities and generally impact our financial performance. Some of these laws relate to the use, disposal, clean up of, and exposure to hazardous substances. In the United States, laws often require parties to fund remedial studies or action regardless of fault. Over the last several years, the European Union (the "EU") countries have enacted environmental laws regulating electronic products. Our products are impacted by laws that mandate the recycling of waste in electronic products sold in the EU and that will limit or prohibit the use of certain substances in electronic products beginning July 1, 2006. Other countries outside of Europe are expected to adopt similar laws. We may incur additional expenses to comply with these laws.

We are subject to risks relating to currency rate fluctuations and exchange controls.

        Because a significant percentage of our sales are made in foreign countries and denominated in local currency, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our sales have been made in China and denominated in Renminbi. Prior to July 2005, the impact of currency fluctuations of Renminbi were insignificant as it was fixed to the U.S. dollar. However, in July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, the Renminbi- U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 8.07 Renminbi to the U.S. dollar at the end of 2005. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

        Outside of China, our primary foreign currency exposures have related to non-dollar denominated sales and purchases in Japan, Europe and Canada. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We have experienced material adverse impacts on our results of operations from fluctuations in currency exchange rates and may continue to do so in the future.

        We may, from time to time, enter into foreign exchange forward contracts to minimize the short-term impact of foreign currency fluctuations on certain foreign currency receivables and payables. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our results of operations.

        Moreover, some of the foreign countries in which we do business might impose currency restrictions that may limit the ability of our subsidiaries and joint ventures in such countries to obtain and remit foreign currency necessary for the purchase of imported components and may limit our ability to obtain and remit foreign currency in exchange for foreign earnings. For example, China employs currency controls restricting Renminbi conversion, limiting our ability to engage in currency hedging activities in China. Various foreign exchange controls may also make it difficult for us to repatriate earnings, which could have a material adverse effect on our ability to conduct business globally.

Business interruptions could adversely affect our business.

        Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control. For example, our Hangzhou manufacturing facility's ability to produce sufficient products is dependent upon a continuous power supply. However, the Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products. We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our business and operating results.

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

        We are currently a defendant in several securities litigation class actions and other lawsuits, as well as lawsuits in the ordinary course of our business. In the future, we may be subject to similar litigation. The defense of these lawsuits may divert our management's attention, and we may incur significant expenses in defending these lawsuits (including substantial fees of lawyers and other professional advisors and potential obligations to indemnify officers and directors who may be parties to such actions). In addition, we may be required to pay judgments or settlements that could have a material adverse effect on our results of operations, financial condition and liquidity.

We face risks related to pending Governmental Inquiries.

        We have received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005 the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006 we became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. We, through our Audit Committee, authorized an independent investigation into these matters, and we have been in contact with the DOJ and SEC regarding the investigation. At this time, we cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be. These inquiries could harm relationships with existing customers and our ability to obtain new customers and partners. If the SEC or the DOJ makes a determination that we have violated federal laws, we may face sanctions including, but not limited to, fines, disgorgement and an injunction. Additionally, such a determination by the SEC or the DOJ could adversely affect our stock price. It is also possible that the findings and outcome of these inquiries may affect other lawsuits that are pending. Finally, the inquiries could divert management attention and resources, which could harm our business.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

        Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting. Our annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal control over financial reporting.

        We have identified material weaknesses in our internal control over financial reporting. See "Item 9A—Controls and Procedures—Management's Report on Internal Control Over Financial Reporting." As of the date of this annual report on Form 10-K, we are still in the process of implementing remedial measures related to the material weaknesses identified both in 2004 and 2005. If our efforts to remediate the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on the Company's ability to hire and retain qualified personnel. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

Changes in accounting rules will increase our compensation expense and may adversely affect our net income.

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

        During the second and third quarters of 2005, we announced our plans to undertake certain restructuring efforts to reduce costs and simplify our product portfolios in all of our business units. As a result, we consolidated certain operations in research and development and manufacturing and reduced our employee population. The impact of these actions on our sales and profitability may be influenced by a variety of factors, including but not limited to our ability to successfully execute our plans, our ability to achieve the anticipated level of cost savings, and our ability to retain key employees. We may reprioritize our new product development initiatives, which may delay new product introductions to the market and may harm our sales. We may face additional costs associated with future actions in streamlining our operations, including but not limited to, outsourcing of certain operations to other parties.

        An important cost-reduction action has been to reduce the number of employees in our work force. While we have assessed the appropriateness of the size of our work force and made adjustments accordingly, the reduced work force could cause disruption to our operations. If this were to occur, we could have difficulties fulfilling our orders and our sales and profits could suffer. Another cost-reduction alternative we may consider is to develop outsourcing arrangements for operations such as supply-chain and information technology management. If we implement these measures, and the third parties we select to provide such services fail to deliver quality services on time and at reasonable costs, we could have difficulties operating efficiently and our operating results may be harmed.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China's governmental and regulatory reforms may impact our ability to do business in China.

        Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. Multiple government bodies are involved in regulating and administering affairs in the telecommunications and information technology industries, among which the Ministry of Information Industry ("MII"), the National Development and Reform Commission ("NDRC"), the State-owned Assets Supervision and Administration Commission ("SASAC") and the State Administration of Radio, Film and Television ("SARFT") play the leading roles. These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, approving of the form and content of transmitted data, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

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

  •
  restrictions on IPTV license grants, which could limit the potential market for our products;

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

        In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law (the "Telecommunications Law") to provide a uniform regulatory framework for the telecommunications industry. Currently a draft of the law has been finished and delivered to the National People's Congress for discussion. We do not yet know the final nature or scope of the regulations that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

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

China's entry into the World Trade Organization and relaxation of trade restrictions have led to increased foreign investment in China's telecommunications industry and may lead to increased competition in our markets which may have an adverse impact on our business.

        China's economic environment has been changing as a result of China's entry, in December of 2001, into the World Trade Organization (the "WTO"). As of 2005, China had fulfilled its WTO commitments in allowing up to 49% percent foreign investment in wireless service joint-ventures in major cities. Also, a regulation has been issued to allow 25% foreign investment in basic telecommunication service joint-ventures in Beijing, Shanghai and Guangzhou. Furthermore, China is gradually introducing a market oriented pricing mechanism for the telecommunication services. In August 2005, China MII and National Development and Reform Commission (NDRC) approved the launch of plan-based pricing for fixed-line telephone service by China's 2 fixed-line operators, China Telecom and China Netcom. In September, MII and NDRC endorsed a "Circular on the Changes in Administration of Telecom Service Pricing," further loosening the pricing administration on certain telecom services. Operators are allowed to freely set price for VOIP service. This is a further step for China toward a full market oriented pricing administration mechanism.

        Fuelled by perceived market potential, already many overseas companies are carving out niches in China's telecommunications market, including Vodafone, AT&T, British Telecom, Japan Telecom and Hong Kong's PCCW and Hutchison Whampoa. France Telecom, for example, has set up a wholly-owned research and development (R&D) facility in China, as a step towards paving the way for future expansion in the world's biggest telecom market. As China gradually relaxes the foreign-invested enterprises, some international vendors may seize this opportunity to adjust their China strategy, increasing their investment in China and converting some of their joint-ventures into fully-owned enterprises.

        As the existing international vendors increase their investment in China, and more vendors enter the China market, the competition in the telecommunication equipment market may increase, and as a result, our business may suffer. If China's entry into the WTO results in increased competition or has a negative impact on China's economy, our business could suffer. In addition, although China is increasingly according foreign companies and foreign investment enterprises established in China the same rights and privileges as Chinese domestic companies as a result of its admission into the WTO, special laws, administrative rules and regulations governing foreign companies and foreign investment enterprises in China may still place foreign companies at a disadvantage in relation to Chinese domestic companies and may adversely affect our competitive position.

Uncertainties with respect to the Chinese legal system may adversely affect us.

        We conduct our business in China primarily through our wholly owned subsidiaries incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business might be affected by China's developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China's judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management's attention.

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer.

        The Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as ourselves and our joint ventures, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether we will be grandfathered into any new tax structure, if a new tax structure is implemented, such new tax structure may adversely affect our financial condition. Moreover, certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced or repealed due to changes in tax laws, our business could suffer.

Our ability to continue successful deployment of PAS system and sales of PAS handsets are limited by certain factors, including the following:

Maturing PAS market and increased competition in handsets and tariffs.

        The market for PAS exceeded 87 million users as of the end of fiscal year 2005 and is available in most of the provinces throughout China. We believe the PAS market has matured. For example, during fiscal year 2005, net sales of the PAS/IPAS system and the wireless infrastructure market declined significantly as compared to fiscal year 2004. In addition, the increase in handset competitors entering the market has resulted in decreased average selling prices and margins. If additional handset competitors enter the market or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

        Furthermore, competition from mobile operators, such as China Mobile and China Unicom, has increased in cities where PAS is deployed. Mobile operators offering special promotional pricing or incentives to customers, such as free incoming calls or free mobile-to-mobile calls, have harmed the ability of our customers, China Telecom and China Netcom, to compete effectively. The continued use of such incentive programs by mobile operators may adversely impact China Telecom and China Netcom's ability to increase PAS subscriptions. Due to our relationships with China Telecom and China Netcom, reduced subscription growth at these carriers may have a material adverse effect on our pricing and harm our business or results of operations.

Our PAS system and handsets sales may experience a sharp decline if China Telecom or China Netcom obtain licenses allowing them to deliver mobile services.

        China's media sources have widely reported that the MII may grant 3G mobile licenses to China Telecom or China Netcom, or to both in 2006 or 2007. If China Telecom or China Netcom obtain 3G mobile licenses, they may re-allocate capital expenditures to construct 3G networks, and as a consequence, may significantly reduce capital expenditures relating to PAS networks that utilize our existing products. In addition, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, resulting in the restriction of or shutting down of PAS networks. If this were to occur, we could lose current and potential future customers of our products, and our financial condition and results of operations could be significantly harmed.

We only have trial licenses for the PAS system and handsets in China.

        We only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon communication with the MII, we understand that our PAS systems and handsets are considered to still be in the trial period and sales of our PAS systems and handsets may continue to be made by us during this trial period, but that licenses will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our legal counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our legal counsel in China, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

Increasing centralization of purchasing decision-making by carriers may lead to customer concentration and affect the results of our business.

        Most Chinese carriers have three levels of operations: the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels are independent legal persons and have their own corporate mandate. The purchasing decision-making process may take various forms for different projects and may also differ significantly from carrier to carrier.

        In the case of PAS systems, we negotiate and enter into all China Netcom contracts with the provincial operators. However, the central headquarters of China Telecom has chosen to exert its influence in the purchasing decision-making process by negotiating contractual terms, such as purchase price, payment terms, and acceptance clauses at the central level. The provincial operator then further negotiates the contract based on the guidelines provided by the headquarters. We enter into final contracts with the provincial operator. However, if this trend of centralized decision-making expands to unified purchasing, resulting in the negotiation and execution of contracts at the central headquarter level, there may be a concentration of customers which could have a significant impact on our business.

If China Netcom follows China Telecom and exerts the headquarters' influence in price negotiation, it may give downward pressure to the margin of our PAS system products to China Netcom.

Television over the internet is a new business in China and laws regulating the business have not been fully-developed and are unpredictable. Unfavorable regulation of the industry may adversely affect our IPTV operations in China and negatively impact our business.

        Broadcasting television over the internet has only recently begun in China. The State Administration of Radio, Film and Television (SARFT) issued a measure in July 2004 to regulate the broadcasting of audio-visual programs through the information network, which includes our Internet Protocol television (IPTV) business. SARFT categorized the information network into the mobile telecommunication network, fixed communications network, microwave communication network, cable television network, satellite or other metropolitan area network, wide area network, local area network and other information networks categories. The receiving terminal equipment includes computers, television sets, mobile phones and other electronic products. While regulating the IPTV business, SARFT is encouraging development in China of the digital television business, a business that may be competitive with IPTV in the target market. The digital television and IPTV target complementary markets and it is not clear the extent of support SARFT will provide for IPTV in setting regulations. For example the Quanzhou Administration of Radio, Film, and Television issued a notice to stop all IPTV business in Quanzhou on December 25, 2005. The Zhejiang Administration of Radio, Film, and Television issued a similar notice on January 10, 2006. In both instances, SARFT had not endorsed the launch of commercial IPTV services in those localities yet through its licensing regime. However, in some other cities, such as Shanghai and Harbin where IPTV licenses were specifically issued by SARFT, IPTV is progressing well. Because the IPTV industry relates to both television and Internet sectors, it may be subject to regulation by different governmental authorities, including the Ministry of Information Industry (MII), which may become involved as a proponent to the IPTV industry. As the growth rate for traditional telecom business slows down, China Telecom, China Netcom and other operators have made great efforts to develop IPTV. At the end of 2005, an official of MII declared that MII and SARFT would jointly administer the IPTV industry in the coming years. However, due to a lack of uniform regulation on the development of the IPTV industry, we cannot predict that our IPTV business will operate smoothly in China. Our business may suffer if the law or policy in China does not encourage the IPTV industry.

We currently do not have a license to engage in the IPTV operator service business in China and development of our IPTV business depends upon the cooperation of IPTV license holder(s) and network operators. If we are unable to work cooperatively with license holder(s) and network operators, our business may suffer.

        Under the measures issued by SARFT in July 2004, entities intending to engage in the IPTV operator service business should obtain a license from SARFT and foreign investment enterprises are prohibited from engaging in the IPTV operator service business. In practice, SARFT only grants such licenses to state-owned companies. Since we are the technical service and equipment provider in this field, our business development will depend on the cooperation of license holders and network operators. Our business may suffer if we fail to cooperate with license holders or network operators, or if the license holder(s) we're cooperating with lose their licenses.

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

        General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. We have experienced substantial costs and the diversion of management's time and resources on this type of litigation and may do so in the future.

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

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 12.2% of our outstanding stock as of December 31, 2005. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

  •
  election and removal of directors;

  •
  our merger or consolidation with or into another entity; and

  •
  sale of all or substantially all of our assets.

        This concentration of ownership may delay or prevent a change of control or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which could decrease the market price of our common stock.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if the transaction would benefit our stockholders.

        Other companies may seek to acquire or merge with us. Our acquisition or merger could result in benefits to our stockholders, including an increase in the value of our common stock. Some provisions of our Certificate of Incorporation and Bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include:

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

        Holders of our convertible subordinated notes due in 2008 (the "Notes") and we face a variety of risks with respect to the Notes, including the following:

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

  •
  hedging transactions related to the Notes and our common stock and other transactions, as well as changes in interest rates and our creditworthiness, may affect the value of the Notes and of our common stock; and

  •
  the Notes are not rated, nor do we anticipate that they will be rated, ultimately having a negative effect on the price of the Notes and of our common stock.

        In addition, we are subject to various covenants and obligations pursuant to the terms of the indenture governing the Notes (the "Indenture"). Should we default on certain of these obligations, then all unpaid principal and accrued interest on the Notes then outstanding could become immediately due and payable. For example, as of March 16, 2006 and continuing through June 1, 2006, we were in technical noncompliance under the Indenture due to the untimely filing of our annual report on Form 10-K for the year ended December 31, 2005. The Company had received notice from the Trustee asserting that if the Company had failed to file the 2005 Form 10-K on or before June 2, 2006, such failure would constitute an event of default pursuant to the Indenture. If such an event were to occur, the trustee under the Indenture or the holders of at least 25% in aggregate principal amount of the Notes then outstanding would have the right to declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. If an event of default under the Indenture occurs and if payment of principal and accrued interest on the Notes is accelerated, our business could be seriously harmed.

Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from the NASDAQ National Market and cause us to default on covenants contained in contractual arrangements.

        As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006 ("1Q 2006 Form 10-Q"), we are not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ National Market.

        On May 10, 2006, NASDAQ granted us an extension until June 15, 2006 to file our Form 10-K for the fiscal year ended December 31, 2005, 2006 first quarter Form 10-Q, and any required restatements. With our filing of this Form 10-K, we have partially complied with NASDAQ's decision. However, we will not be in full compliance with NASDAQ Marketplace Rule 4310(c)(14) until we file our 2006 first quarter Form 10-Q and any required restatements in accordance with the conditions provided by NASDAQ.

        If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ National Market. If our shares of common stock are delisted from the NASDAQ National Market, they may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ National Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        Our headquarters are located on a leased site in Alameda, California. Additionally, we operate facilities in the United States, China and globally consisting of office, research and development, warehousing and manufacturing sites primarily used jointly by our reporting segments.

        The headquarters for our China operations is located in Hangzhou. In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone and have built a 2.7 million square feet facility on this site. The facility was occupied in October 2004 and is used for manufacturing operations, research and development and administrative offices. At the end of 2005, approximately two-thirds of the facility was being utilized.

        We lease approximately 1.6 million square feet of property, of which 0.9 million square feet are properties in China and 0.5 million square feet are properties in North America. We maintain 43 sales and customer support offices in 25 countries covering the United States, Canada, Latin America, the Caribbean, Europe, the Middle East, Africa, India, and the Asia-Pacific region.

        We believe our facilities are suitable and adequate to meet our current needs.

ITEM 3—LEGAL PROCEEDINGS

Shareholder Derivative Litigation

        Beginning in August 2004, several shareholder derivative actions were filed in the Superior Court of California for Alameda County. The actions alleged claims for breach of fiduciary duty against certain of our current and former directors and officers and name the Company as a nominal defendant. The parties have entered into a settlement agreement. On October 28, 2005, the Court approved the parties' settlement of all claims. The settlement did not have a significant financial impact on operations.

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against us and various officers and directors. The actions have been consolidated in United States District Court for the Northern District of California. The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Banc of America Securities LLC and Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        This litigation is in its preliminary stage, and we cannot predict its outcome. Our management believes that the claims are not meritorious. Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect on our results of operations, financial position and cash flows.

Government Investigations

        We have received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005 the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006 we became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. We, through our Audit Committee, authorized an independent investigation into these matters, and we have been in contact with the DOJ and SEC regarding the investigation. At this time, we cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be.

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

Starent Patent Infringement Litigation

        We have sued Starent Networks Corporation ("Starent") for patent infringement in the U.S. District Court for the Northern District of California. On March 22, 2004, we filed our Complaint. On June 3, 2004, we served our Complaint on Starent. On July 30, 2004, Starent filed and served its answer and counterclaims. On August 30, 2004, we served and filed our Amended Complaint. In our Amended Complaint, we assert that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent's ST-16 Intelligent Mobile Gateway. We seek, inter alia, compensatory damages and injunctive relief. Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004. In its answer and counterclaims, Starent denies our allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. The Court held an initial case management conference on November 2, 2004. On February 17, 2005, we filed a motion for a preliminary injunction against Starent's use, sale, and offer for sale of products having the infringing feature. The Court held a hearing on our motion on May 11, 2005 and denied our motion on June 17, 2005. On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit and entered an order construing these claims on August 11, 2005. On September 20, 2005, Starent filed a motion for summary judgment of non-infringement and UTStarcom filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability. On October 4, 2005, Starent filed a motion to strike UTStarcom's final infringement contentions. On November 7, 2005, Starent's motion to strike was denied. Oral argument on UTStarcom's estoppel motion and Starent's non-infringement motion was held on November 8, 2005. On December 6, 2005, the Court granted Starent's motion for summary judgment of non-infringement. On December 12, 2005, the Court dismissed as moot Starent's counterclaims for declaratory relief based on invalidity or unenforceability of the asserted patent. On February 2, 2006, the Court entered judgment in favor of Starent. On March 2, 2006, UTStarcom filed a notice of appeal. We have indicated that we believe that this adverse judgment will not have a material adverse effect on the business, financial condition, or results of our operations.

        On February 16, 2005, we filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. On May 6, 2005, we served the Complaint on Starent. In the Complaint, we assert that Starent infringes a UTStarcom patent through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. We seek, inter alia, declaratory and injunctive relief. Starent filed its answer and counterclaims on May 31, 2005, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, we filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. Pursuant to the parties' stipulation, we withdrew our motion to strike and, on July 27, 2005, Starent filed an amended answer and counterclaims, which pleaded its inequitable conduct allegations with more specificity. UTStarcom filed its answer to the amended counterclaims on August 10, 2005. We have indicated that we believe that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the business, financial condition, or results of our operations. However, we have not made an evaluation of the possibility of a favorable or unfavorable outcome.

Fenner Investments Patent Infringement Litigation

        On January 6, 2005, Fenner Investments, Ltd. ("Fenner") filed suit against us and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. On May 17, 2005, Fenner amended its complaint to add as defendants Ericsson Inc., Ericsson AB, Telefonaktiebolaget LM Ericsson, and Alcatel USA Inc. The suit alleged that certain products infringe two Fenner patents, U.S. Patent Nos. 5,561,706 and 6,819,670, for which Fenner sought compensatory and injunctive relief. On March 20, 2006, we agreed to settle Fenner's claims against us. As part of this settlement, Fenner agreed to dismiss with prejudice its claims against us. On April 27, 2006, the court ordered the dismissal with prejudice of Fenner's claims against us as a result of the settlement. The settlement did not have a significant financial impact on operations.

Telos Technology, Inc. Arbitration

        On November 22, 2005, Telos Technology, Inc. ("Telos") filed a formal Demand for Arbitration against us with JAMS/Endispute in San Jose, California. The Demand for Arbitration seeks the release of $2.4 million from an escrow fund. Pursuant to the terms of an Asset Purchase Agreement dated April 21, 2004 and an Escrow Agreement dated May 19, 2004 between the parties, the escrow fund was created to indemnify us from certain losses associated with our purchase of assets from Telos. Telos asserts that our refusal to release the escrowed funds constitutes a breach of our contractual obligations under the agreements. Telos also seeks attorneys' fees, costs and prejudgment interest in the amount of $500,000. In our response to the Demand for Arbitration, we denied that we had breached our contractual obligations. In January 2006, Telos moved for summary judgment on its claim and we opposed the motion. On March 6, 2006, the Arbitrator issued a ruling denying Telos' motion. In light of the ruling on summary judgment, Telos dismissed its claim for arbitration without prejudice, subject to its contractual right to dispute any future disbursement from escrow.

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a

Complaint against us in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that we breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that we never intended to fulfill. The Telos Plaintiffs seek at least $19 million in damages, unspecified punitive damages and attorneys' fees. On December 28, 2005, the Telos Plaintiffs filed a First Amended Complaint, alleging substantially the same facts and seeking the same relief. On January 26, 2006, we filed a demurrer with respect Telos' three tort causes of action. On March 23, 2006, the Court sustained our demurrer to all three tort causes of action and allowed Telos thirty days to amend its complaint. On April 12, 2006, Telos filed a Second Amended Complaint, alleging substantially the same facts and seeking the same relief as in the First Amended Complaint. We have not yet answered Telos' allegations in the Second Amended Complaint and intend to file another demurrer to the tort causes of action therein. Discovery has only recently begun and no trial date has been set.

Passave, Inc. Litigation

        In November 2005, we filed suit against Passave, Inc. ("Passave") for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave's wholly-owned subsidiary) to us. The case is currently pending in the Superior Court of California, County of Santa Clara. Our Complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to us. We seek compensatory damages from Passave. On or about January 20, 2006, Passave filed its answer, affirmative defenses and demurrer to the Complaint. The Court sustained Passave's demurrer after the hearing on March 28, 2006. On May 9, 2006, we filed our Amended Complaint naming both Passave, Inc. and its Israeli subsidiary, Passave, Ltd., as defendants and adding negligent misrepresentation claims. Discovery is ongoing. We intend to pursue our rights and remedies against Passave, Inc. and Passave, Ltd. vigorously.

Cell Communication Ltd. Arbitration

        On October 27, 2005, we received notice of a demand for arbitration filed against us by Cell Communication Ltd. of Nigeria. The demand was filed in the London Court of International Arbitration ("LCIA"). In its Amended Claim, Cell Communication claims 'general' damages of $26.6 million and 'special' damages of $15 million (alternatively $41 million general damages) in connection with alleged failures of products purchased from Telos Technology, whose assets have been acquired by us.

        An arbitrator has been selected by the LCIA. The arbitrator has ordered the determination of certain preliminary issues as to whether the claims made by Cell Communication are irrecoverable as a matter of English law. A hearing took place on May 26, 2006 in respect of these preliminary issues. No date for the substantive hearing has been scheduled. We intend to deny all liability, and believe we has meritorious defenses.

Other

        We are a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations.

        In the future we may subject to other lawsuits. Any litigation, even if not successful against us, could result in substantial costs and divert management's attention and other resources away from our business operations.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
Fiscal 2004
First Quarter	$41.34	$28.75
Second Quarter	31.52	25.75
Third Quarter	29.22	13.71
Fourth Quarter	22.35	16.74
Fiscal 2005
First Quarter	$22.20	$10.95
Second Quarter	11.11	6.84
Third Quarter	9.09	7.27
Fourth Quarter	8.91	5.26

        Our common stock has been traded on The Nasdaq National Market ("NASDAQ") under the symbol UTSI since our initial public offering on March 3, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on NASDAQ for the periods indicated. As of May 12, 2006, we had approximately 209 stockholders of record.

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

Equity Compensation Plan Information

        The following table sets forth information, as of December 31, 2005, about equity awards under our equity compensation plans:

Plan category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(2)	18,868,666	(3)	17.80		7,939,418	(4)
Equity compensation plans not approved by security holders	1,073,086	(5)	28.55	(6)	470,540	(7)

Total	19,941,752		18.35		8,409,958

(1)
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

(3)
Includes shares of common stock to be issued upon exercise of options granted under our 1997 Stock Plan and 2001 Director Option Plan.

(4)
Includes 1,914,934 shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan, 5,272,484 shares of common stock available for issuance under our 1997 Stock Plan and 752,000 shares of common stock available for issuance under our 2001 Director Option Plan.

(5)
Includes 1,021,510 options outstanding under the 2003 Non-Statutory Stock Option Plan, a maximum of 36,312 performance shares outstanding under the Advanced Communication Devices Corporation Incentive Program and a maximum of 15,264 performance shares outstanding under the Issanni Communications, Inc. Incentive Program. Does not include 9,254 shares and 8,580 shares of common stock subject to outstanding options with a weighted-average exercise price of $2.67 that were assumed in our acquisitions of Advanced Communication Devices Corporation, and RollingStreams Systems, Ltd., respectively.

(6)
Represents the average weighted exercise price of 1,021,510 options outstanding under the 2003 Non-Statutory Stock Option Plan. Excludes performance shares outstanding under the Advanced Communication Devices Corporation Incentive Program and the Issanni Communications, Inc. Incentive Program because performance shares do not have an exercise price.

(7)
Includes 470,540 shares of common stock available for issuance under our 2003 Non-Statutory Stock Option Plan.

ITEM 6—SELECTED FINANCIAL DATA

        The selected financial data for the years ending December 31, 2005, 2004 and 2003, and as of December 31, 2005 and 2004 is derived from the Company's audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected financial data and underlying financial statements from which it is derived for the years ended December 31, 2004 and 2003 have been restated to reflect adjustments for corrections of accounting errors. (See Note 2, "Restatement of Financial Statements" of the Notes to the Consolidated Financial Statements.) Selected financial data should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related notes thereto included herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(restated)	(restated)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales(1)	$2,929,343	$2,684,379	$1,941,221	$981,806	$626,840
Gross profit	463,617	596,782	615,942	345,472	224,548
Operating (loss) income(2)	(430,083)	44,258	252,351	145,962	76,728
(Loss) income from continuing operations(3)(4)	(487,359)	69,824	209,856	107,862	56,954
Basic (loss) earnings per share	$(4.16)	$0.61	$2.02	$0.98	$0.56
Diluted (loss) earnings per share	$(4.16)	$0.54	$1.70	$0.94	$0.52
	As of December 31,
	2005	2004	2003	2002	2001
		(restated)	(restated)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$645,571	$562,532	$377,747	$231,944	$321,136
Working capital(5)	869,130	1,103,213	874,449	568,215	591,103
Total assets	2,366,052	3,348,406	2,262,610	1,305,552	1,005,880
Total short-term debt	198,826	351,183	1	—	58,434
Long-term debt	274,900	410,655	410,655	—	12,048
Total stockholders' equity	$928,547	$1,356,105	$887,655	$766,395	$681,887

(1)
On November 1, 2004, the Company completed its acquisition of Audiovox Communication Corporation. Revenue for the year ended December 31, 2005 and 2004 from this acquisition was $1,369.3 million and $277.4 million, respectively.

(2)
The operating income (loss) for the years ended December 31, 2005 and 2004 included $218.1 and $12.7 million, respectively, of charges associated with the impairment of various long-lived assets including goodwill, intangible assets and certain property plant and equipment. The operating loss for the year ended December 31, 2005 also included $35.3 million of restructuring charges, including $29.7 million in operating expenses and $5.6 million in cost of goods sold. Operating income (loss) for the years ended December 31, 2005, 2004 and 2003 included charges of $0.7 million, $1.4 million and $10.7 million, respectively, for in-process research and development associated with various acquisitions. See Notes 5, 10 and 23 to the Consolidated Financial Statements.

(3)
Income from continuing operations for the year ended December 31, 2005 included a gain of $47.2 million from the sale of a long term investment to Softbank Corp., a related party. Income from continuing operations for the year ended December 31, 2005 also included a $31.4 million gain on extinguishment of subordinated notes and income tax expense of $117.9 million, which includes a valuation allowance of $218.1 million on our net deferred tax assets.

(4)
See Note 2, "Restatement of Financial Statements" of the Notes to Consolidated Financial Statements for the effect of the restatement adjustments on income (loss) from continuing operations for the years ended December 31, 2004 and 2003. The restatement adjustments decreased net income for the year ended December 31, 2004 by $3.6 million. The restatement adjustments decreased net income for the year ended December 31, 2003 by $5.7 million.

(5)
Working capital is equal to current assets less current liabilities.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible technological, industry, customer, market, price and sales trends; our expectations regarding continued and future growth in our business and operations; our expectation regarding fluctuations in our overall gross profit, gross margin, product mix, annual and quarterly results, customer base and selling prices; our plans regarding our selling and marketing campaigns and activities; our expectations regarding our ability to meet customer needs; our expectations regarding our future relationship with our suppliers; our expectation regarding the positive effect of our recent acquisitions; our expectations regarding increased selling, marketing, research and development, and general and administrative expenses; our expectations regarding future amortization of intangible assets expenses; our plans and expectations regarding restructuring and cost reduction efforts; our expectations regarding future performance of certain of our joint ventures; our expectation regarding continued significant investment in research and development; our plans regarding research and development of IP-based access services; our expectations regarding the development and introduction of new products; our plans to expand our digital product offerings; our expectations regarding the future introduction and success of TDCDMA products; our plans regarding support for and enhancement of IP-based wireless and broadband services; our expectations regarding the integration of CDMA2000 into the mSwitch platform; our expectations regarding future periods of competition; our expectations regarding the nature of our competitors; our expectation regarding the ability of competitors to influence governmental policy formation and interpretation; our expectations regarding the functionality, cost-effectiveness and performance of our products; our expectations regarding our future investments; our expectations regarding our future levels of cash and cash equivalents, as well as our expectation that existing cash and cash equivalents will be sufficient to finance our operations for the foreseeable future; our expected utilization of derivative financial instruments; our expectations regarding demand for PAS products; our expectations regarding the technological and market importance of PAS in China; our expectations regarding future subscriber growth in China; our expectations regarding the future importance of China in the handset market; our expectations regarding the development of a 3G network in China; expectations regarding licensing requirements and our ability to receive licenses in China for our PAS system and other products; our expectations regarding sales performance of our products; our expectations regarding key markets; our expectations regarding consolidation of the telecommunications industry; our plans to reinvest cost savings derived from employee terminations; our expectations regarding the growth of China's telecom markets; our expectation that our business will continue to be significantly influenced by the political, economic and legal environment in China, as well as expectations about the nature of political, economic and legal reform in China and other international markets; our expectations regarding future receipt of financial subsidies from local Chinese governments; our expectations regarding market share percentages for our products; our expectations regarding the future allocation of net sales by product group, business segment and geographic region; our expectations regarding efficiencies we hope to achieve in supply chain capability; our plans and expectations regarding growth management; our expectations regarding expansion into new markets, including our plans to pursue opportunities for our CDMA products in multiple markets; our plans to improve gross margins; our plans regarding the use of available funds, including the payment of dividends; our plans regarding recent accounting pronouncements and our expectations regarding the effect of such announcements; our expectations regarding the timing of the completion of the Cellon transaction; our plans with respect to legal proceedings and our expectations regarding the effect of such proceedings; our expectations regarding the remediation of the technical default of our 7/8 % Convertible Subordinated Notes due 2008; our plans to implement measures to remediate material weaknesses; and our expectations regarding the effect of remediation measures. Additional forward-looking statements may be identified by the words "anticipate," "expect," "believe," "intend," "will" and similar expressions, as they relate to us or our management, or by the words "designed," "intended" and similar expressions, as they relate to our products and services. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        In December 2005, we discovered two previously unknown side letter agreements that were provided to a customer in India. The side letter agreements obligated us to deliver a variety of software bug fixes, features, updates and upgrades for no additional consideration, and, contrary to our policy, these side letter agreements were withheld from our financial management and the Company's independent registered public accounting firm. As a result, neither management nor our independent registered public accounting firm were able to properly evaluate their effect on the recognition of revenue under contracts with this customer. The discovery of these side letter agreements prompted an investigation by independent legal counsel that was ordered by and under the direction of the Audit Committee of the Company's Board of Directors.

        As a result of the independent review conducted for the Audit Committee of the Board of Directors, we identified accounting errors that impacted certain of our previously issued financial statements. We have determined that our previously issued financial statements and related financial information for the years ended December 31, 2004 and 2003, the corresponding quarterly periods therein, and the first three quarterly periods of 2005 should be restated to correct accounting errors identified in those periods. The restated financial statements include a number of restatement adjustments, relating to errors in the accounting for revenue, rebate accrual, inventory reserves, and other miscellaneous items. The restatement adjustments decreased our net income by approximately $3.6 million and diluted earnings per share by approximately $0.02 per share for the year ended December 31, 2004 and decreased our net income by approximately $5.7 million and diluted earnings per share by approximately $0.05 per share for the year ended December 31, 2003. In addition, the restatement adjustments impacted our previously issued financial statements for the quarterly periods during the years ended December 31, 2005, 2004 and 2003. Accordingly, all referenced amounts in this

Annual Report on Form 10-K for the prior periods mentioned above have been restated to reflect amounts on a restated basis. For additional information regarding the individual restatement adjustments, see Note 2, "Restatement of Financial Statements," of the Notes to the Consolidated Financial Statements.

OVERVIEW

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

Personal Communications Division

        The Personal Communications Division ("PCD") is our distribution channel into the Code Division Multiple Access ("CDMA") handset market. PCD was established from the acquisition of the wireless handset division of Audiovox Corporation (ACC) in November 2004 (see Note 5 to the Consolidated Financial Statements). We acquired ACC's sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators in North and South America. We believe this distribution channel strengthens our position in the handset market by providing additional volume to benefit economies of scale in manufacturing, sourcing and development.

        In 2005, PCD became our largest segment on the basis of net sales, generating 47% of our total sales. This was primarily due to the fact that in 2005 a full year of PCD operations were reflected in our results while sales in our Wireless Infrastructure segment declined significantly. The gross margins on PCD distribution and marketing services are much lower than the margins traditionally realized in our other operating segments. We plan to improve PCD gross margins by supplying CDMA handsets we design and manufacture. We introduced one CDMA handset model in 2005, and plan to introduce four additional models in 2006.

        Historically, PCD has relied upon a limited number of manufacturers to supply its handset products. In 2005, one vendor accounted for approximately 63% of PCD purchases. This vendor will continue to supply PCD existing handset models but plans to sell new models directly to some of our customers. We plan to extend our supplier base by introducing more models of our own design and expanding our relationships with other manufacturers. We expect to see flat or declining sales during the first half of 2006 while we make this transition.

Wireless Infrastructure and Handsets

        Our Personal Access Service ("PAS") infrastructure and handset products are primarily sold in China. Historically, this market has been our largest and we believe that it will continue to be an important market for our current and future technologies. The percentage of our sales generated in China has declined to 32% of total sales in 2005 from 79% in 2004. This decline is due to maturation of the PAS market coupled with proportionally increased sales outside of China through organic growth and acquisitions.

        In 2005, our sales of Wireless Infrastructure products declined by 64%, primarily due to our customers in China reducing their capital spending in anticipation of next generation technology networks while shifting their PAS investments from geographical extension to expanding the capacity and improving the quality of the existing networks.

        In 2005, our sales for Handset products declined by 37% primarily due to declines in both the total market size and the average selling price. The decline in handset market size is a result of lower subscriber growth in 2005, which was driven by lower marketing efforts by service providers. Our margin rate on these products decreased by six percentage points, primarily due to competitive pricing pressures. We believe that the average price per unit for PAS handsets will not continue to experience this rate of decline due to the consolidation of manufacturers of PAS handsets. According to the market research firm GfK China, the average selling prices for PAS handsets has remained at approximately $60 since the second quarter of 2005, and the total market share held by the top 3 vendors has increased to 80% in 2005. We will continue to focus on product cost reductions through the increased sale of handset models with lower cost chipsets to improve overall gross margins of our PAS handsets.

        Despite the market conditions experienced in 2005, we expect long-term demand for our PAS products will continue as we believe PAS will remain an important technology and market in China for the foreseeable future. According to China's Ministry of Information Industry, the mobile phone penetration rate was 30% at the end of 2005, which is still far behind most developed countries in the world. This means almost 70% of China's 1.3 billion population still did not have mobile phone service. As China's economic growth and urbanization continues in the coming years, we believe this represents a huge market demand for cost-effective communication services, the addressable market of PAS. At the end of fiscal year 2005, the number of PAS subscribers exceeded 87 million users, an increase of 31% over the prior year. Positioned as an extension of fixed-line service and an affordable city-wide mobile phone service, PAS has a significant cost advantage over the 2nd and 3rd generation mobile phone technologies, in terms of the existing infrastructure of the network and lower service tariffs.

Restructuring Programs

        Over the past few years, we have undertaken a significant globalization program and we intend to continue to build our global sales outside of China. We intend to continue to improve our internal supply chain and inventory management processes to ensure timely deliveries. We also intend to continue to implement and enhance our administrative infrastructure to assist our globalization.

        As part of this program, we reviewed our corporate wide operations with the aim of narrowing our strategic focus with regard to market concentration, product portfolio selection, and resources allocation. In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products and to align investments with key growth opportunities. The primary goal of these improvements is to optimize our cost structure and enable us to deliver consistent and sustainable profitability for our stockholders.

        During 2005, we incurred approximately $35.3 million in restructuring expenses consisting of $15.2 million in severance payments to approximately 1,595 employees terminated in workforce reduction programs, $14.5 million in asset impairments to write-off equipment and licenses associated with discontinued products, and a $5.6 million inventory write-off for discontinued products. Restructuring expense related to severance and asset impairments are reported in operating expense, while the inventory write-off is reported in cost of sales in the Statements of Operations (see note 23 to the Consolidated Financial Statements.)

        We will continue our efforts to evaluate certain operations and will actively pursue opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations.

Debt Extinguishment and Equity Issuance

        We entered into agreements to exchange 4,988,100 shares of our common stock with a fair value of approximately $37.6 million and approximately $57.1 million in cash for $127.9 million aggregate principal amount of our outstanding 7/8% Convertible Subordinated Notes due 2008 (the "Notes") with five of our Note holders. These exchanges are considered early extinguishments of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes. Accordingly, we recorded gains of $31.4 million on the exchanges. As of December 31, 2005, we had reduced by nearly one-third our long term debt obligations as compared to the amount of such obligations at December 31, 2004.

Asset Impairment

        Management held a series of planning meetings in September 2005 to assess the current business forecast for all of our reporting units. This assessment analyzed various factors including a reduction in the rate of growth of PAS subscribers, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in our Broadband reporting unit, a narrowing of our strategic focus related to our product offering and greater than expected revenue and margin decline due to continued pricing pressures for several of our key markets. We determined that certain circumstances have changed sufficiently to indicate that the fair value of certain of our reporting units may be below their book values. As a result, we conducted an evaluation of our long-lived assets including goodwill, intangible assets, and certain property plant and equipment for impairment and recorded impairment charges.

        Based upon this analysis, we recorded impairment charges totaling $218.1 million consisting of $192.9 million of goodwill, $1.7 million of intangible assets, and $23.5 million of property, plant and equipment (see note 10 to the Consolidated Financial Statements.)

        Management also evaluated the expected realization of deferred tax assets during 2005 and recorded a non-cash charge of $218.1 million to provide a full valuation allowance on the net deferred tax assets at December 31, 2005 in the United States and China.

Softbank China

        In December, 2005, we sold our 10% ownership interest in Softbank China Holdings PTE LTD ("Softbank China") to SOFTBANK CORP., a related party and owner of the remaining 90% of Softbank China for $56.9 million. As a result, we recorded in other income a gain of $47.2 million after management fees, transaction expenses and net of the investment carrying value (see note 9 to the Consolidated Financial Statements.)

Change in Management

        On May 5, 2006, Hong Liang Lu notified us of his resignation as our President, Chief Executive Officer and Chairman of the Board, effective December 31, 2006. Ying Wu, Chief Executive Officer of our China operations and Vice Chairman of the Board, will assume the position of Chief Executive Officer effective January 1, 2007. Thomas Toy, currently an independent director of the Company, will assume the position of Chairman of the Board effective January 1, 2007.

RESULTS OF OPERATIONS

        Effective in the first quarter of 2005, we reorganized our business based principally upon product families and realigned our business into five operating units: (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) PCD and (v) Service. Our chief operating decision makers, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," began evaluating financial results of operations of these five operating units.

        Broadband infrastructure is primarily comprised of the iAN-8000, IP-Based Digital Subscriber Line Access Multiplexer, GEPON, NetRing™, RollingStream™, and other wireline products. Wireless infrastructure is primarily comprised of the PAS and CDMA products. Handsets is primarily comprised of PAS handsets. PCD is primarily comprised of CDMA handsets and digital devices. We also provide installation and certain maintenance services. For each of the periods presented, total services sales accounted for less than 10% of net sales.

NET SALES

	Years Ended December 31,
	2005	% of net sales	2004	% of net sales	2003	% of net sales
			(restated)		(restated)
	(in thousands)
Sales by Segment
Broadband Infrastructure	$507,707	17%	$232,996	9%	$223,852	12%
Wireless Infrastructure	495,419	17%	1,373,260	51%	704,390	36%
PCD	1,369,324	47%	277,410	10%	—	0%
Handsets	472,572	16%	749,073	28%	983,392	51%
Service	84,321	3%	51,640	2%	29,587	1%

	$2,929,343	100%	$2,684,379	100%	$1,941,221	100%

Sales by region
United States	$1,332,079	46%	$341,383	13%	$32,276	2%
China	928,979	32%	2,133,292	79%	1,680,821	86%
Japan	479,114	16%	156,416	6%	194,894	10%
Other	189,171	6%	53,288	2%	33,230	2%

	$2,929,343	100%	$2,684,379	100%	$1,941,221	100%

Fiscal 2005 vs. 2004

        Revenues increased by 9% to $2.9 billion in 2005 driven by higher PCD revenues in the United States and Broadband Infrastructure revenues in Japan, offset by declining Wireless Infrastructure and Handsets revenue in China.

        PCD was established from the selected assets and liabilities acquired from Audiovox in November 2004. In 2005, PCD revenues increased by $1.1 billion proportionate to the number of periods reported. Due to PCD, our revenues in the United States have almost quadrupled and now represent 46% of total Company revenues. Additionally, Verizon Wireless accounted for 25% of PCD revenues and 12% of total Company revenues in 2005.

        Broadband Infrastructure revenues more than doubled in 2005 driven by sales of iAN-8000 equipment to Japan Telecom, an affiliate of SOFTBANK CORP. and a related party. SOFTBANK CORP. and affiliates accounted for 78% of Broadband Infrastructure revenues and 13% of total Company revenues in 2005. We do not expect the revenue growth and gross margins experienced with the Japan Telecom agreements in 2005 to continue at this level in the future.

        We experienced a 64% decline in Wireless Infrastructure revenues and a 37% decline in Handsets revenues due to lower demand in the China market for our PAS systems and handsets as PAS subscriber growth declined from over 70% in 2004 to 31% in 2005.

        We believe that demand for our PAS products has weakened as telecommunication service providers have reduced expenditures for deploying PAS systems and promoting PAS handsets in anticipation of the introduction of new technology for next generation telecommunication equipment. However, we expect long-term demand for our PAS products will continue as we believe PAS will remain an important technology and market in China for the foreseeable future. Due to a mix of higher growth in our other segments and declining revenues in our PAS dominated Wireless Infrastructure and Handsets segments, the revenues from customers in China now represent only 32% of total Company revenues. In 2005, sales in the Zhejiang Province and the Jiangsu Province accounted for approximately 15% and 13%, respectively, of sales for the Wireless Infrastructure segment. No individual province sales accounted for over 10% of total Company revenues in 2005.

Fiscal 2004 vs. 2003

        The 38% increase in sales from $1.9 billion in 2003 to $2.7 billion in 2004 was primarily attributable to increased demand for our products and services and results of our geographic expansion into other markets. Our new customer wins in prior years continued to contribute to the increased demand for our products and services. In addition, our recent acquisitions also attributed to our growth in sales. For example, our PCD division has contributed $277.4 million in sales in 2004 subsequent to our acquisition of it on November 1, 2004.

        Net sales growth, excluding PCD, was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures. Wireless infrastructure revenues are generally affected by the timing of customer acceptance. In 2004, the percentage of total sales for our wireless product line increased from 36% to 51% generally as a result of our international customers who undertook a number of wireless infrastructure expansion. While we experienced an increase in our wireless infrastructure revenue between 2004 and 2003, our handset revenue decreased by $234.3 million, or 24%. This is due primarily to lower average selling prices resulting from increased competition while units of shipment remained at the same level as for 2003.

        Most Chinese carriers have three levels of operations: the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels are independent legal entities and have their own corporate mandate. The purchasing decision making process may take various forms for different projects and may also differ significantly from carrier to carrier. We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At December 31, 2004, and 2003, we had 31 customers in China. In 2004, the Guangdong and Jiangsu provinces accounted for 12% and 10% of our net sales, respectively. In 2003, the Hei Long Jiang province accounted for 11% of our net sales.

GROSS PROFIT

	Years Ended December 31,
	2005	Gross Profit %	2004	Gross Profit %	2003	Gross Profit %
			(restated)		(restated)
	(in thousands)
Broadband Infrastructure	$157,781	31%	$45,594	20%	$118,255	53%
Wireless Infrastructure	149,842	30%	391,253	28%	197,472	28%
PCD	52,812	4%	11,886	4%	—	0%
Handsets	57,291	12%	131,704	18%	287,167	29%
Service	45,891	54%	16,345	32%	13,048	44%

	$463,617	16%	$596,782	22%	$615,942	32%

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

Fiscal 2005 vs. 2004

        Gross profit declined both in absolute dollars and as a percentage of net sales. The absolute decrease in gross profit dollars was primarily the result of a 62% decline in Wireless operating segment gross profit reflective of the maturing PAS market in China, offset by higher absolute gross profit dollars for Broadband and PCD. We primarily attribute the decrease in gross profit, as a percentage of sales, to the impact of PCD margins and lower Handsets margins due to declines in PAS handset average selling prices, offset by higher Broadband Infrastructure gross margins achieved on our iAN8000 products relating to sales to Japan Telecom in the first quarter. PCD contributed $52.8 million in gross margin in 2005 and contributed only $11.9 million in 2004 because we did not acquire PCD until November 2004. The gross profit in 2005 was negatively affected by a $5.6 million inventory write-off associated with discontinued products.

Fiscal 2004 vs. 2003

        Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. The gross profit percentage declined by approximately ten percentage points due to several factors. The Broadband Infrastructure segment declined $72.7 million in absolute terms and from 53% for 2003 to 20% for 2004 as a percentage of net sales. This segment experienced a shift in product mix from traditional DSLAM product to newer optical broadband products which had lower initial margins due to costs related to product introduction. In addition, the newly acquired PCD segment has lower gross margins than other segments. The lower PCD gross margin resulted in a decrease in consolidated gross margin of 2.1%. The Handset segment also experienced a decline in gross margin percentage, declining from 29% to 18%, primarily attributable to increased competitive market pricing pressure. Additionally, our gross profit was negatively impacted by a $40 million increase in our provision for inventory reserves.

OPERATING EXPENSES

        The following table summarizes our operating expenses:

	Years Ended December 31,
	2005	% of net sales	2004	% of net sales	2003	% of net sales
			(restated)		(restated)
	(in thousands)
Selling, general and administrative	$372,291	13%	$303,822	11%	$188,859	10%
Research and development	247,133	8%	219,045	8%	155,676	8%
In-process research and development	660	0%	1,400	0%	10,686	1%
Amortization of intangible assets	25,853	1%	15,551	1%	8,370	0%
Restructuring costs	29,669	1%	—	0%	—	0%
Asset Impairment	218,094	8%	12,706	1%	—	0%

	$893,700	31%	$552,524	21%	$363,591	19%

        Selling, general and administrative expenses ("SG&A") include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. Research and development expenses consist primarily of compensation and benefits of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. A portion of our costs are fixed and are difficult to quickly reduce in periods of lower sales. However, during the second quarter of 2005, we announced and initiated a restructuring plan which resulted in the reduction of certain SG&A and research and development costs. We believe that continued investment in research and development is critical to our long-term success.

SELLING, GENERAL AND ADMINISTRATIVE

Fiscal 2005 vs. 2004

        Selling, general and administrative expenses increased $68.5 million or 23% in fiscal 2005 as compared to fiscal 2004. The increase in SG&A was primarily due to i) increased headcount and overhead of $20.8 million which includes our PCD operations that did not exist until November 2004, ii) increased professional services fees of $18.5 million in 2005 from 2004 associated with supply chain management, system integration, Sarbanes-Oxley Act compliance projects and audit fees, iii) increased litigation and legal costs of $13.3 million, and iv) an increase in facilities expense of $12.4 million for the Hangzhou, China office placed in service in October 2004. We expect the actions associated with the 2005 restructuring plan to reduce our current expenditure run rate.

Fiscal 2004 vs. 2003

        SG&A expenses increased by $115.0 million in 2004, or one percentage point of net sales, compared to 2003. The increase from 2003 to 2004 was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally. Selling, general and administrative headcount increased approximately 49% from an average of 2,033 employees for 2003 to an average of 3,038 employees for 2004. Additionally, our professional services fees increased by approximately $31.7 million in 2004 from 2003 due to expansion of our overall global activities and also driven in part by expenses of approximately $13.3 million related to systems implementations, Sarbanes-Oxley compliance and supply chain management consulting fees in 2004. The allowance for doubtful accounts increased from $31.2 million at December 31, 2003, to $51.2 million at December 31, 2004, due primarily to the increased size of our receivable balances in China. The net increase in allowance for doubtful accounts was partially offset by a refinement in our estimation methodology and assumptions in the fourth quarter of 2004. The revision to our allowance for doubtful accounts assumptions reflect the changing 2004 collection experience and further analysis of collectibility trends within the China accounts receivable balances. Throughout 2004, we experienced slower collections cycles. This slowdown was attributed to a variety of reasons but principally to changes in customer's business practices surrounding payment and, to a lesser degree, to maturation of the telecommunications sector. This lengthening of the collection cycle caused us to reevaluate our provisioning methodology. The change in estimation resulted in a $10.1 million lower provision for doubtful accounts than would have been provided under the previous assumptions.

RESEARCH AND DEVELOPMENT

Fiscal 2005 vs. 2004

        Research and development ("R&D") expenses in fiscal 2005 were approximately 8% of net sales in 2005 as compared to 8% of net sales in 2004. In absolute amounts, R&D expenses increased $28.1 million or 13% compared to the prior year. The absolute increase was primarily due to i) an increase in personnel expenses by approximately $20.1 million attributed to a 15% increase in average head count from 2,757 to 3,170 employees due to the retention of personnel from various acquisitions as well as the hiring of personnel to support product enhancements and development primarily in the Broadband and Handsets segments, and ii) an increase in professional costs of $3.2 million associated with outsourced projects driven by numerous product development projects primarily in the Handsets segment.

        We expect the actions associated with the 2005 restructuring plan to reduce our current expenditure run rate. Additionally, in November of 2005 we entered into an agreement to transfer the non-PAS wireless research and development in China to Cellon. Though our average headcount for R&D has increased in 2005, our total headcount for R&D declined from 3,270 at the end of fiscal 2004 to 2,737 at the end of fiscal 2005 with most reductions occurring in our Wireless Infrastructure segment.

Fiscal 2004 vs. 2003

        Research and development expense were $219.0 million, or 8% of net sales, in 2004 compared to $155.7 million, or 8% of net sales, in 2003. R&D expenses increased by $63.4 million primarily due to hiring additional technical personnel to support both product enhancements and new product development. Research and development headcount increased approximately 52% from an average of 1,809 employees for 2003 to an average of 2,757 employees for 2004. The significant majority of the increase in research and development expenses from 2003 to 2004 was attributable to higher payroll and payroll-related costs resulting from the continued expansion of our research and development teams in China, from a full year of salaries for CommWorks personnel as compared to seven month's salaries in the same period in the prior year and from approximately 100 employees hired in conjunction with the acquisitions of TELOS and HSI in 2004.

IN-PROCESS RESEARCH AND DEVELOPMENT

Fiscal 2005 vs. 2004

        The $0.7 million and $1.4 million charges to in-process research and development ("IPR&D") in 2005 and 2004, respectively, were related to our acquisitions of Pedestal Networks and TELOS. All charges to IPR&D were based, in part, upon independent valuations. In assessing IPR&D projects, we considered key product characteristics including each product's development stage at the acquisition date, each product's life cycle and each product's future prospects. We also considered the rate at which technology changes in the relevant industry, the industry's competitive environment and the economic market outlook.

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

AMORTIZATION OF INTANGIBLE ASSETS

Fiscal 2005 vs. 2004

        Amortization of intangible assets expenses increased $10.3 million in 2005 as compared to 2004. The increase in the amortization of intangible assets in 2005 was due to the intangibles recorded as a result of the acquisitions of TELOS in May 2004, ACC in November 2004 and Giga in January 2005, which are in the results of the current year but were only amortized for a portion of the prior year in the case of ACC and TELOS. Amortization expenses for the next five years, beginning with the year ended December 31, 2006, are expected to amount to $18.9 million, $16.0 million, $12.7 million, $6.9 million, and $5.1 million, respectively.

Fiscal 2004 vs. 2003

        Amortization of intangible assets increased by $7.2 million in 2004 primarily due to the addition of $68.6 million of intangible assets recorded upon our acquisitions of selected assets of ACC and TELOS in 2004.

RESTRUCTURING COSTS

Fiscal 2005

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

        In 2005, the Company incurred approximately $29.7 million in operating expenses in relation to the restructuring plan actions, primarily consisting of $15.2 million related to severance payments and $14.5 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. Included in the restructuring costs of $29.7 million are non-cash charges of $13.4 million in asset impairments. We made cash payments of $16.6 million for severance and other benefits, and $1.2 million of accrued expenses will be settled in 2006. As part of the restructuring plan, we recorded a $5.6 million inventory write-off associated with discontinued products in 2005. Restructuring expense related to the inventory write-off is included in cost of sales in the Consolidated Statements of Operations.

        As of the end of 2005 approximately 1,595 employees had been terminated or placed in workforce reduction programs.

ASSET IMPAIRMENT

Fiscal 2005

        In the third quarter of 2005, we determined that certain circumstances had changed sufficiently to indicate that the fair value of certain of our reporting units may be below their book values. As a result, we conducted an evaluation of our long-lived assets including goodwill, intangible assets, and certain property plant and equipment for impairment and recorded impairment charges.

        Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful lives. We perform an annual impairment test of our goodwill as of November 1st of each year. We also test for impairment between annual tests if a "triggering" event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values. When conducting the goodwill impairment analysis, we calculate impairment charges based on the two-step test prescribed in SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and using the estimated fair value of the respective reporting units. We use the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. We also test long-lived assets in all of our asset groups for potential impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Our long-lived assets are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

        Management held a series of planning meetings in September 2005 to assess the current business forecast for all reporting units. This assessment analyzed various factors including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in our Broadband reporting unit, a narrowing of our strategic focus related to our product offering and greater than expected revenue and margin decline due to continued pricing pressures for several of our key markets. Management concluded these factors combined represented a triggering event.

        Due to the existence of the triggering event in September 2005, we determined that there were significant adverse changes in the business outlook which could indicate the carrying value of certain of our long lived assets groups may not be recoverable and could indicate the fair value of our reporting units may be below their fair value. As a result, we performed interim impairment tests on goodwill and certain other long lived tangible and intangible assets.

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

        Based on the impairment assessment noted above, a goodwill impairment charge of $192.9 million has been estimated and was recorded during the three months ended September 30, 2005 to write off the full value of goodwill for the Wireless, Broadband, Handsets and PCD business units. The second step of the goodwill impairment test for Broadband and Handsets segments was completed in the third quarter and for the Wireless and PCD units was performed in the fourth quarter of 2005, which reaffirmed the estimate from the third quarter that the goodwill was fully impaired. As such, there was no adjustment from the amount previously recorded.

Long-lived Assets:

        We also tested our long-lived assets in all of our asset groups for potential impairment during the third quarter of 2005 in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Based on this analysis, we determined that the undiscounted expected future cash flows for the broadband and handset asset groups were less than the carrying value of the net assets.

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

        In addition, we determined that the fair value of technology-related intangible assets within the Broadband and Handset asset groups as calculated using the discounted future cash flows were less than the carrying value of the net assets and as such, we recorded a net asset write-off of $1.7 million.

        The following table summarizes the impairment charges incurred during 2005:

	Goodwill Impairment	Intangible Impairment	PP&E Impairment	Total
	(in thousands)
Handsets	$89,337	$1,678	$9,417	$100,432
Wireless	55,670	—	—	55,670
PCD	24,712	—	—	24,712
Broadband	23,210	—	14,070	37,280

Total	$192,929	$1,678	$23,487	$218,094

Fiscal 2004

        During the second quarter of 2004, we consummated the acquisition of Hyundai Syscomm, Inc. ("HSI") in order to gain a foothold in the CDMA infrastructure market. We encountered difficulties integrating the HSI operations into our CDMA operations after the acquisition. In the fourth quarter of 2004, we decided to wind-down the legacy operations and transfer employees to support handset engineering in Korea. The decision to substantially abandon the operations occurred within nine months of the acquisition and before the HSI operations were integrated. Therefore, we have written off all of the remaining values of the intangible assets associated with this acquisition, totaling $12.7 million for the year ended December 31, 2004.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Fiscal 2005 vs. 2004

        Interest income was $7.1 million in 2005 compared to $6.2 million in 2004, respectively. An increase in average cash and short-term investment balances in 2005 as compared to 2004, coupled with an increase in the average interest rate resulted in an increase in interest income.

Fiscal 2004 vs. 2003

        Interest income was $6.2 million in 2004 compared to interest income of $3.2 million in 2003. Interest income increased due to higher average cash balances in 2004 compared to 2003 primarily due to cash generated from financing activities.

INTEREST EXPENSE

Fiscal 2005 vs. 2004

        Interest expense was $16.8 million in 2005 compared to $6.9 million in 2004. The increase in interest expense was attributable to an increase in the average short-term borrowings in China in the form of bank loans as well as an increase in the borrowing rate. The average borrowings outstanding were $617.8 million and $586.2 million during 2005 and 2004, respectively, and the average interest rates were 2.7% and 1.2% during 2005 and 2004, respectively.

Fiscal 2004 vs. 2003

        Interest expense was $6.9 million in 2004 compared to $4.7 million in 2003. The increase of $2.2 million in interest expense was in part attributable to the interest associated with our convertible debt issued in March 2003, which accrued at a rate of approximately $1.4 million per quarter. In addition, in 2004 we incurred interest expense relating to short-term borrowings in China. These increases in interest expense were offset by an increase in capitalized interest of approximately $0.8 million relating to the construction of our new manufacturing facility in Hangzhou, China.

GAIN ON EXTINGUISHMENT OF DEBT

Fiscal 2005

        Gain on extinguishment of debt, net of write-off of unamortized issuance expenses, was $31.4 million in 2005. In the year ended December 31, 2005, 4,988,100 shares of our common stock with a fair value of approximately $37.6 million and approximately $57.1 million in cash were exchanged for $127.9 million aggregate principal amount of our outstanding 7/8% Convertible Subordinated Notes due 2008.

OTHER INCOME (EXPENSES)

Fiscal 2005 vs. 2004

        Net other income was $43.7 in 2005 compared to $15.4 million 2004. Net other income in 2005 primarily consisted of a gain on sale of Softbank China of $47.2 million and a $6.0 million consumption tax refund in Japan, partially offset by a foreign exchange loss of $10.0 million. In December 2005, we sold our 10% ownership in Softbank China Holdings PTE LTD ("Softbank China") to SOFTBANK CORP., a related party and owner of the remaining 90% of Softbank China for $56.9 million. Accordingly, we recorded in other income a gain of $47.2 million after management fees, transaction expenses and net of the investment carrying value. The foreign exchange losses primarily consist of losses attributed to the appreciation of the US dollar on Japanese Yen denominated cash and accounts receivable, offset by gains for the Company's China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated short-term debt and payables. Yen-denominated sales were significantly higher during 2005 as compared to 2004.

Fiscal 2004 vs. 2003

        Net other income was $15.4 million in 2004, compared to $5.3 million in 2003. Net other income in 2004 primarily consisted of $10.3 million in financial subsidies received from the local Chinese government during the first two quarters of 2004. We do not expect to receive any additional financial subsidies or payments in the near future. These subsidies were to encourage our investment in local research and development and manufacturing activities. Net other income also included Japanese consumption tax refunds of approximately $5.3 million and net investment gains and dividends of approximately $0.9 million offset by foreign exchange losses of approximately $0.7 million.

INCOME TAX EXPENSE (BENEFIT)

Fiscal 2005 vs. 2004

        In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance applicable to our operations as well as the amount and jurisdiction of future taxable income. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. During 2005, we did not believe it was more likely than not that we would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets. As a result of the review undertaken, we have concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets in China and the United States wherein the cumulative losses weigh heavily in the overall assessment. Accordingly, we recorded a $218.1 million non-cash charge in the United States and China.

        Income tax expense was $117.9 million in 2005 compared to a benefit, as restated, of $11.9 million in 2004. The increase in income tax expense was primarily attributable to a $218.1 million non-cash charge to provide a full valuation allowance on our net deferred tax assets at December 31, 2005 in the United States and China. Also, we recorded a $9.5 million increase in tax expense due to the revaluation of deferred tax assets in China because of statutory rate changes for certain of the Company's subsidiaries in China. In addition, we have not provided any tax benefit on the current year losses incurred and tax credits generated in the United States and China. These are the three primary reasons why we have a negative 32% effective income tax rate for 2005, despite the pretax loss for the year.

Fiscal 2004 vs. 2003

        We recorded an income tax benefit of $11.9 million in 2004 and an expense of $42.1 million in 2003. We have a negative 20% effective income tax rate for 2004. There are three principal reasons for the negative income tax rate for 2004.

        The first reason relates to the mix in income or loss between income tax jurisdictions. In the United States (a 35% tax jurisdiction), we incurred a loss of $24.4 million before taxes. Therefore, we recorded a tax benefit of approximately $8.5 million related to our 2004 domestic losses. In international jurisdictions, we recognized approximately $82.0 million of income in 2004. However, our net statutory tax rate for our international locations, principally China, was substantially lower than the 35% U.S. statutory rate.

        Second, the Company experienced a significant tax benefit resulting from the increase in the tax rate applied to the temporary differences within our China companies. In 2003, the Company recorded most deferred tax assets for the China jurisdiction at a 15% rate based upon our location within a "high tech zone." When we moved into our new facility in China in the fourth quarter of 2004, we no longer qualified for the lower rate and consequently, the rate applied to our deferred tax assets and liabilities increased to 24%. The resulting benefit from the higher rate applied to our deferred tax assets is $26.3 million.

        The third reason for the income tax benefit was the utilization of tax credits, primarily within the United States. This resulted in a reduction in the effective income tax rate by approximately four percentage points.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Fiscal 2005 vs. 2004

        Equity in net loss of affiliated companies was $5.5 million in 2005 compared to $1.3 million in 2004. During 2005 we incurred a loss from our joint venture investment with Matsushita Communication Industrial Co., Ltd. ("Matsushita") of $4.8 million and a gain of $0.7 million from our investment in Restructuring Fund No. 1. The loss in 2004 was attributable to our joint venture investment with Matsushita. In December 2005, the venture partners agreed to liquidate this venture.

Fiscal 2004 vs. 2003

        Equity in net loss of affiliated companies was $1.3 million in 2004 compared to $5.3 million in 2003. The loss in both periods was primarily attributable to the loss recognized from our joint venture investments with Matsushita Communication Industrial Co., Ltd.

Segment reporting

        We historically managed our business as a single reportable segment. Effective with the fourth quarter of 2004, it was determined that our chief operating decision makers, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were evaluating performance, making operating decisions and allocating resources based on two operating segments, (i) China and (ii) all other regions referred to as International ("International").

        On November 1, 2004, we acquired selected assets of the wireless handset division of Audiovox Corporation. The acquired business has been integrated into our operation as a separate and distinct operating division referred to as the Personal Communications Division, ("PCD"). As a result, as of December 31, 2004, we were organized, principally based on geographical market locations, in three operating segments, China, International and PCD. Each segment consisted of one reporting unit.

        Effective in the first quarter of 2005, we decided to reorganize our business based principally upon product families and realigned our business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) PCD and (v) Service.

        Each operating unit represents its own reporting segment and each operating unit is responsible for its own production and sales management. We currently evaluate the operating performance of and allocate resources to the reporting segments based on segment gross profit. Cost of sales and direct expenses in relation to production are assigned to the reporting segments. Corporate headquarters expenses and non-operating items are not allocated to the segments. The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

Broadband Infrastructure

	Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)
Sales	$507,707	$232,996	$223,852
Gross profit	$157,781	$45,594	$118,255
Gross profit as a percentage of sales	31%	20%	53%

Fiscal 2005 vs. 2004

        Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 78% of total broadband sales in 2005. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. In 2005, Broadband Infrastructure net sales more than doubled primarily due to two large transactions with Softbank; $272.0 million of revenue recognized in the first quarter on certain agreements entered into with Japan Telecom primarily for the iAN8000 product; and $57.7 million of revenue recognized in the fourth quarter on our Rolling Stream™ internet protocol television ("IPTV") product launched with Yahoo! BB. During the fourth quarter of 2004, approximately $79.1 million of revenue was recognized on sales of primarily GEPON and NetRing™ products to Softbank.

        The gross profit improvement, both in absolute dollars and as a percentage of net sales, was largely due to (i) the margins on our iAN8000 products relating to the Japan Telecom agreements in the first quarter 2005; (ii) low margins in the fourth quarter of 2004 on GEPON and NetRing™ products; and (iii) offset by higher warranty costs in 2005 for ADSL, GEPON and NetRing™ products. We have experienced higher warranty costs in our Broadband Infrastructure segment as we have introduced new product. This may negatively impact our future margins.

        We do not expect the revenue growth and gross margins experienced with the Japan Telecom agreements recognized in 2005 to continue at this level in the future. Our ability to continue to grow the Broadband Infrastructure operating segment is dependent on the expansion of our current product base and further successful introduction and acceptance of new and innovative Broadband Infrastructure product offerings.

        In particular, we believe the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our RollingStream™ IPTV product in China, Japan and other geographic regions In addition to the investments we have made to develop and market our innovative Broadband products, we also have loaned $12.4 million to a China based company to support the development of a technical service information and networking technology venture in China. The loan is partially secured by an indirect ownership interest in the venture. This venture's continuing viability will also be heavily dependent on our future provisioning of equipment. As such, we determined that we are the primary beneficiary of the venture and consolidated the venture's results of operations into our results as of December 31, 2005. We expect that we will continue to invest in the development of this important market in the future.

Fiscal 2004 vs. 2003

        The increase in net sales was due to the introduction of our GEPON and NetRing™ products in the fourth quarter of 2004.

        The decline in gross profit was driven by a shift in product mix from the more traditional DSLAM product to newer optical broadband products such as GEPON and NetRing™. These new broadband products had experienced lower initial margins upon product introduction.

Wireless Infrastructure

	Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)
Sales	$495,419	$1,373,260	$704,390
Gross profit	$149,842	$391,253	$197,472
Gross profit as a percentage of sales	30%	28%	28%

Fiscal 2005 vs. 2004

        In 2005, approximately 86% of our Wireless Infrastructure sales were attributed to PAS systems in China. Net sales declined 64% as demand decreased due to (i) product maturation resulting in transition from new system installations to system expansions and (ii) our customers reduced current capital spending in anticipation of next generation technology.

        Gross margin improved by two percentage points primarily due to the impact of our China customers shifting their investments on PAS from geographical extension to expanding the capacity and improving the quality of the existing network. Compared with building networks in new areas, the cost of expanding capacity is much lower. Additionally, there was less competition and pricing pressure in PAS network expansion contracts. Included in cost of goods sold in 2005 is an inventory write-off of $5.6 million, which had a negligible effect on the gross profit as a percentage of sales.

        We expect future PAS subscriber growth at lower rates, and anticipate moderate declines in PAS system spending. We plan to aggressively pursue opportunities for our CDMA products in multiple markets, though we do not anticipate that these sales will fully offset the decline in PAS sales in 2006.

Fiscal 2004 vs. 2003

        The increase in net sales was primarily a result of rapid geographical extensions of PAS network since 2003, which peaked between the second half of 2003 and the first half of 2004. The gross margin in 2004 is consistent with that of 2003.

PCD

	Years Ended December 31,
	2005	2004
		(restated)
	(in thousands)
Sales	$1,369,324	$277,410
Gross profit	$52,812	$11,886
Gross profit as a percentage of sales	4%	4%

Fiscal 2005 vs. 2004

        Revenue for the PCD operating segment was $1,369.3 million in 2005 compared to $277.4 million in 2004. Revenues for PCD were significantly greater in 2005 than 2004 since the acquisition of the wireless handset division of Audiovox Corporation and the creation of PCD did not occur until November 2004. Revenues for 2005 are consistent with 2004 pro forma revenues (see note 5 to the Consolidated Financial Statements.

        The gross profit as a percentage of net sales recognized on handset sales through PCD was consistent at 4% for 2005 and 2004. The gross profit as a percentage of net sales is typically lower than that realized on PAS systems based handsets.

Handsets

	Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)
Sales	$472,572	$749,073	$983,392
Gross profit	$57,291	$131,704	$287,167
Gross profit as a percentage of sales	12%	18%	29%

Fiscal 2005 vs. 2004

        Net sales declined 37% primarily due to decreases in both volume and price for our PAS handsets in China as the units sold declined to 10.2 million compared to 14.0 million in 2004. We believe that the 27% volume decline was primarily attributed to (i) lower demand for our PAS handsets resulting from slower subscriber growth. In 2005, PAS subscriber growth slowed to 31% from over 70% in 2004 as service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology networks and (ii) our inability to supply product to our customers during the fourth quarter due to component shortages. As a result of shortages of key components (such as printed circuit boards, flash memory and radio frequency components) in the fourth quarter, we were unable to fill our customers' orders for Chinese New Year sales promotions.

        We believe the average selling price per unit declined 18% due to a combination of competitive pricing pressures during the first half of the year, and a shift in product mix to sales of lower-end models. We have also experienced continuing pricing pressure in the China telecommunications market since the later part of 2003, which has driven average unit selling prices lower. In 2006 and beyond, we continue to expect cumulative PAS subscriber growth at lower rates.

        Our gross profit as a percentage of sales decreased by six percentage points, primarily due to a decline in the PAS handset average unit price, offset by lower material costs as we renegotiated prices with vendors, and a shift in product mix to lower-end, higher margin models. We will continue to focus on product cost reductions through the increased sale of handset models with lower cost chipsets to improve overall gross margins of our PAS handsets.

Fiscal 2004 vs. 2003

        The decrease in net sales was primarily attributable to declines in our market share as several new manufacturers entered the market in late 2003. According to the market research firm GfK, our market share for PAS handsets dropped approximately 20 percentage points from early 2003 to late 2004. We sold a total of 14.0 million PAS handsets in 2004 compared to 14.3 million units in 2003 while the average selling price per unit declined 21%. Decreasing unit volume along with price erosion also contributed to a decline in gross profit for the Handsets segment in 2004, both in absolute terms and as a percentage of sales.

Service

	Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)
Sales	$84,321	$51,640	$29,587
Gross profit	$45,891	$16,345	$13,048
Gross profit as a percentage of sales	54%	32%	44%

Fiscal 2005 vs. 2004

        The increase in Service segment revenue was due to the continuing development of our service product offerings and the $12.6 million of revenue and gross profit associated with promotional services for Japan Telecom recognized in the first quarter of 2005.

        The increase in absolute gross profit and gross profit as a percentage of sales was due to an increase in overall net sales for this segment performed by a relatively consistent headcount as well as an increase in China services that have lower associated costs. The $12.6 million of revenue and gross profit associated with promotional services for Japan Telecom recognized in the first quarter of 2005 contributed significantly to the total gross profit for the year ended December 31, 2005.

Fiscal 2004 vs. 2003

        In May of 2003, we acquired selected assets from CommWorks, a Division of 3Com Corporation including their portfolio of voice and data networking customer support and professional services. The increase in Service operating segment revenue from 2003 to 2004 was primarily due to the increase in the number of periods operations were reported in 2004 related to the CommWorks services. Gross profit declined by twelve percentage points due to higher personnel and professional services costs required to support integration and warranty-related work primarily in the Broadband segment.

Related Parties

Softbank

        We recognized revenue of $395.2 million, $143.7 million and $184.4 million during the years ended December 31, 2005, 2004 and 2003, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. ("Softbank"), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO! BB." We support Softbank's fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network ("GEPON") product as well as its multi-service optical transport product ("NetRing™"). In addition, we support Softbank's new IPTV through sales of our RollingStream™ product.

        Included in accounts receivable at December 31, 2005 and December 31, 2004 were $69.3 million and $86.8 million, respectively, related to these transactions.

        During 2005, sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There was $16.3 million included in long term deferred revenue with respect to these agreements at December 31, 2005. Additionally, there was $6.3 million included in current deferred revenue at December 31, 2005 and insignificant amounts included in deferred revenue at December 31, 2004.

        During August 2004, we entered into several agreements with Japan Telecom Co., Ltd ("JT"), a wholly owned subsidiary of Softbank. These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. We have determined that the service activities revenue should be recorded net of expected promotional spending.

        Because we had not provided these activities in the past and could not estimate the fair value of these services, we determined under the guidance of SAB 104 that all revenue related to these agreements could not be recognized until all goods and services were delivered. We had delivered and received final acceptance for all equipment contemplated under these agreements in the quarter ended March 31, 2005. At December 31, 2004, $217.5 million was included in customer advances as related to these agreements. As of December 31, 2005, $5.4 million was included in customer advances related to other Softbank agreements.

        The promotional services discussed above involved contracting with third party promotional vendors, who in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, we determined that we would end our involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, we either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of our obligations with JT under such agreements, satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, was reported in the quarter ended March 31, 2005.

        We also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities. The revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005. During the year ended December 31, 2005, sales to Softbank included $280.1 million with respect to telecommunications equipment sold to JT and none during 2003 or 2004.

        We have invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by Softbank. In December 2005 we sold our investment in Softbank China to Softbank for $56.9 million, incurred management fee and transaction costs of $4.4 million and recognized a gain of $47.2 million. Refer to Note 9, "Long-term Investments."

        On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During each of 2005 and 2004, we recorded $1.3 million in interest income in respect to this loan. The loan receivable at December 31, 2005 and 2004 was approximately $9.0 million and $11.8 million, respectively, and is included in other long-term assets.

        On April 5, 2003, we repurchased 8.0 million shares of common stock beneficially owned by Softbank, at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, Softbank entered into an agreement with us not to offer, sell or otherwise dispose of our common stock for a period of one year, subject to a number of exceptions. As of December 31, 2005, Softbank beneficially owned approximately 12.2% of our outstanding stock.

        On August 29, 2002, we completed the repurchase of 6.0 million shares of our common stock for $72.9 million from Softbank.

Acoustek Int'l Corp.

        We obtain consulting services from Acoustek Int'l Corp. ("Acoustek"), which employs an individual related to one of our officers. We paid to Acoustek $0.1 million in 2005 for consulting services provided by this individual.

Cellon

        In October 2002, we entered into a license and a royalty agreement with Cellon International Holding Corporation ("Cellon")in which we have an ownership interest. We paid $0.8 million to license technology for the development of certain handset products in China. Per the terms of the royalty agreement, we are required to pay Cellon $3 per unit shipped for a minimum of 0.1 million units. This agreement is not material to the overall financial results of Cellon.

        In November 2005, we entered into an agreement with Cellon that is expected to be completed in the first half of 2006. In exchange for preferred shares of Cellon, we transferred fixed assets with a net book value of $2.9 million, a lease, and a workforce in place consisting of 156 engineers. Additionally, we amended our license agreement and prepaid $5.0 million in royalties for future product developments. We have evaluated our relationship with Cellon under FIN 46, and determined that consolidation is not required.

Fiberxon

        We have an outstanding purchase commitment with Fiberxon, in which we have an 7% ownership interest, to purchase component parts for optical networking products. In addition, we provided a letter of credit in 2004 for $5.0 million to purchase raw materials for the manufacture of these component parts. This letter of credit expired during 2005. Purchases from Fiberxon totaled $9.7 million in 2005 and $15.1 million in 2004 and we have $0.3 million and $13.3 million in accounts payable to Fiberxon at December 31, 2005 and 2004, respectively.

Matsushita Joint Venture

        In July 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. We have a 49% ownership interest in the joint venture company. The Company performed engineering services for the joint venture for approximately $2.8 million which was recognized as revenue during 2005. As of December 31, 2005, the Company had a receivable of $0.1 million. In December 2005, the partners agreed to dissolve the joint venture.

Global Asia Partners L.P.

        Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund is also one of our sales agents. Between June 2002 and April 2005, we have invested a total of $2.6 million in the fund. As of December 31, 2005, we have 49% of the outstanding partnership units.

Org, Inc.

        We have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in Org, Inc. During 2005, we had sales of $0.5 million to Org, Inc. As of December 31, 2005, we had a receivable of $0.2 million and deferred revenue of $0.1 million.

Spacetime

        In January, 2005 we formed a joint venture with two other parties to provide mobile communication, broadband and IP related value added services in Mongolia. The operations of the joint venture are consolidated into our financial statements. As of December 31, 2005, we had $0.3 million included in related party receivables and $0.3 million in long term debt related to one of the joint venture partners, Spacetime Golden Communication Technology USA, Inc. ("Spacetime")

Starcom Products, Inc.

        We obtain engineering consulting and employee placement services from Starcom Products, Inc. ("Starcom"), which is 31% owned by an individual related to one of our officers who is also a member of our Board of Directors. We paid to Starcom $0.7 million in 2005, $1.1 million in 2004 and $1.4 million in 2003 for engineering consulting and employee placement services provided by Starcom.

Xalted Networks

        We have received purchase orders from Xalted Networks, a company in which we have a 9% ownership interest, totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by us to other customers. We are charging a ten percent procurement fee to Xalted Networks for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process had not been completed. The equipment cost is included in inventory as of December 31, 2005.

Liquidity and Capital Resources

Operating Activities

2005

        Net cash provided by operating activities for the year ended December 31, 2005 was $218.4 million. Operating cash was affected by changes in accounts receivable, inventories, income taxes payable and accounts payable.

        The $268.2 million decrease in accounts receivable was primarily attributable to increased collections in the final quarter of 2005 as compared to the final quarter of 2004. Days sales outstanding was 65 days at December 31, 2005 as compared to 107 days at December 31, 2004. The shorter days sales outstanding was primarily a result of a shift in sales from China, which typically has a long collection cycle, to the United States, which typically has a shorter collection cycle. The decrease in inventory balance of $165.9 million, primarily a result of a shift in sales to the PCD segment which has faster inventory turnover, has also contributed to our increase in operating cash.

        Customer advances decreased by $150.3 million during the year ended December 31, 2005. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded. Income taxes payable decreased by $110.2 million due to the losses incurred during 2005. In addition, accounts payable decreased by $87.8 million due to lower inventory and lower forecast sales. All of these factors contributed to a decrease in operating cash.

        The reduction of customer advances in 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. ("JT"), an affiliate of Softbank Corp., as well as the decline in sales and the corresponding cash advances for products sold in China. All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as customer advances in prior periods. Revenue for certain of these agreements has been recognized during the year ended December 31, 2005. For additional information, refer to Note 22, "Related Party Transactions." The reduction in income taxes payable was due to the effects of the current year tax provision.

2004

        Net cash used in operating activities for the year ended December 31, 2004 was $95.0 million. Operating cash was affected by changes in accounts receivable, inventory and customer advances offset by changes in accounts payable and deferred costs/inventories at customer sites under contract.

        The $453.9 million increase in accounts receivable was attributable to increased sales, and longer collection periods experienced during 2004. The increase in accounts receivable was, in part, due to the addition of the PCD business of Audiovox Communications Corporation. Approximately 14.4% of the accounts receivable balance outstanding at December 31, 2004 was attributable to PCD. Inventory increased by $175.9 million in 2004 and includes $156.0 million of inventory attributable to the PCD acquisition. Customer advances decreased by $116.9 million for the year ended December 31, 2004. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon receipt of final acceptances, customer advance is reduced and revenue and cost of sales is recorded. The reduction of customer advances and deferred costs for inventory at customer sites in 2004 is largely a result of our customers in China transitioning from new system installations to system expansions, which generally requires a shorter period between customer advance and acceptance. Our working capital of $1.1 billion increased in proportion to the growth of our business in addition to the $175.0 million increase associated with our acquisition of ACC.

        Offsetting the activity that decreased operating cash for the period were net income and non-cash charges including a $12.7 million provision for long-lived asset impairment, $76.2 million in depreciation and amortization, a $21.3 million provision for doubtful accounts, and a $18.3 million inventory provision. Accounts payable increased by $97.7 million, consistent with increased inventory purchasing. Inventories at customer sites under contracts awaiting final acceptance are classified as deferred costs, separate from what was historically considered inventory. The title and risk of loss of this inventory is transferred to the customer. Revenue and costs of sales are recorded when final acceptance is received from the customer. Deferred costs/inventories at customer sites under contracts decreased by $285.1 million from December 31, 2003 to December 31, 2004. The decrease in deferred costs resulted from a greater number of customer acceptances, corresponding to the decrease in customer advances.

2003

        Net cash provided by operating activities for the year ended December 31, 2003 was $45.2 million. Operating cash was affected by changes in accounts receivable, inventory, accounts payable, other assets and offset by changes in deferred revenue. The $151.0 million increase in our accounts receivable balance, attributable to a 98% increase in sales in 2003, reduced our net cash provided by operations. In 2003, we sold $298.8 million of our notes receivable with associated expenses of $2.3 million. Cash provided by operating activities was also reduced by a $68.0 million and $316.2 million increase in inventory and deferred costs, respectively. Operating cash also decreased due to a $5.3 million decrease in accounts payable. The decrease in operating cash in 2003 was offset by an increase in customer advances and deferred revenue of $317.2 million and $27.5 million, respectively. We collected approximately $2.5 billion in cash from our customers in 2003.

Investing Activities

2005

        Net cash provided by investing activities in fiscal 2005 was $70.1 million. This was mainly due to net proceeds from the sale of investments of $181.7 million, including the $56.9 million received on the sale of the Softbank China Restructuring Fund No. 1 and $124.8 million of net sales of our other investment holdings, partially offset by $64.4 million of property, plant and equipment purchases and $24.3 million of for our acquisitions of Giga Telecom, Inc. and Pedestal Networks.

2004

        Net cash used in investing activities was $468.0 million for the year ended December 31, 2004. The most significant components of our investing activities are business acquisitions, additions to property, plant and equipment and the net investment in short-term securities. Cash used for business acquisitions totaled $217.8 million during 2004, including approximately $178.3 million for selected assets of ACC, $30.0 million for substantially all assets and liabilities of TELOS, and $9.1 million for HSI. Cash used for the purchase of property, plant and equipment, including $57.1 million for the construction of our Hangzhou facility, totaled $135.6 million. Net cash used for the purchase of short-term investments was $82.8 million.

2003

        Net cash used in investing activities was $176.5 million for the year ended December 31, 2003. This change was mainly due to $123.2 million of property, plant and equipment purchases, $106.7 million of business acquisitions and offset by $69.6 million of net proceeds from the sale of short-term investments.

Financing Activities

2005

        Net cash used by financing activities in fiscal 2005 was $202.8 million. This was primarily due to net repayments of $216.4 million on borrowings including $57.1 million cash payment in connection with early debt extinguishments.

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

Liquidity

        Our working capital was $869.1 million and $1,103.2 million at December 31, 2005 and 2004, respectively. This decrease in working capital was primarily due to reduced accounts receivable, inventory and current deferred tax assets, which were offset by reduced customer advances, short term debt and income taxes payable. Cash on hand increased to $645.6 million in 2005 from $562.5 million in 2004 while short term investments decreased to $13.3 million in 2005 from $136.3 million in 2004.

        Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at December 31, 2005 was approximately $31.6 million. We may hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. We do not intend to utilize derivative financial instruments for speculative trading purposes.

        We accept commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $2.1 million and $27.0 million at December 31, 2005 and 2004, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), have been met.

        In March 2003, we completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The notes bear interest at a rate of 7/8% per annum, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all of our present and future senior debt. Concurrent with the issuance of the convertible notes, we entered into a convertible bond hedge and a call option transaction with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008. As of March 16, 2006 and continuing through June 1, 2006, we were in technical non-compliance under the indenture governing our convertible subordinated notes due to the untimely filing of our annual report on Form 10-K. The technical non-compliance has no impact on our liquidity as it was cured upon the filing of this Form 10-K.

        During 2005, we completed exchanges of approximately 5.0 million shares of our common stock and approximately $57.1 million in cash for $127.9 million aggregate principal amount of outstanding notes. As a result of the early extinguishment, we also amended the above convertible bond hedge and call option transactions to reflect the change in principal amount of the underlying notes.

        On August 1, 2005, we entered into a 364-day $100.0 million committed receivables purchase facility with Citibank, N.A. The initial term of the Agreement will expire one year from execution but shall be extended automatically. Pursuant to the terms of the receivable purchase facility, we may sell certain receivables arising from the sale of telecommunications equipment to this financial institution. During 2005 no receivables had been sold, pursuant to this arrangement.

        We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of December 31, 2005, we had cash, short-term restricted cash and investments of $712.5 million. We also had credit facilities totaling $700.1 million of which $482.9 million remained available for future borrowings. Approximately $229.2 million of these credit facilities expire in second half of 2006 and the remainder expire in the first half of 2006. We are proceeding with the extension or renewal of these credit facilities, however, such renewal is not certain. Interest rates for borrowings under these credit facilities range from approximately 4.35% to 5.22%. We have not guaranteed any debt that is not included in the consolidated balance sheet.

        Of our total cash and short-term investment balance at December 31, 2005, $500.1 million was held in China where currency exchange controls exist. As a result, our ability to make payments in other jurisdictions could be limited by our ability to transfer money from China to other jurisdictions.

        In the event that our current cash balances, future cash flows from operations and current credit facilities are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. Due to the delinquent filing of our Annual Report on Form 10-K for the year ended December 31, 2005, we are not eligible to register equity securities using Form S-3, which could have an impact on our ability to raise additional funds. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all.

Income taxes

        Certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays/incentives discussed above are applicable or potentially applicable to UTStarcom (Chongqing) Telecom Co., Ltd., UTStarcom Telecom Co., Ltd. ("HUTS"), Hangzhou UTStarcom Telecom Co., Ltd. ("HSTC") and UTStarcom China Co., Ltd. ("UTSC"), our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

        In the first quarter of 2005, the Company recorded a reduction in tax expense attributable to an increase in deferred tax assets arising from the assessment of a local income tax for HUTS and HSTC in China. During the second quarter of 2005, HUTS received approval for a Knowledge Intensive, Technology Intensive Certificate ("the Certificate") which subjects the company to a reduced national tax rate of 15%. The approval of the Certificate currently had no effect on the local taxation of HUTS and the Company reversed the deferred tax asset impact then.

Off balance sheet arrangements

        On August 1, 2005 we entered into a 364-day committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. Sales of the accounts receivables to Citibank, N.A. under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to Citibank, N.A. will be carried at their net realizable value, including an allowance for doubtful accounts. We have not sold any receivables pursuant to this facility during 2005. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

Contractual obligations and other commercial commitments

        Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Contractual Obligations
Bank loans	$199,126	$198,826	$300	$—	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—	$—
Interest payable on convertible notes	$6,007	$2,403	$3,604	$—	$—
Operating leases	$42,952	$17,189	$18,126	$7,226	$411
Other Commercial Commitments
Standby letters of credit	$72,064	$71,733	$331	$—	$—
Purchase commitments	$504,062	$475,712	$28,350	$—	$—

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

Notes payable

        Occasionally, we issue short-term notes payable to our vendors in lieu of trade accounts payable. The payment terms are normally three to nine months and are typically non-interest bearing. There were no notes payable balances outstanding at December 31, 2005.

Bank loans

        At December 31, 2005, we had loans with various banks totaling $198.8 million with interest rates ranging from 4.35% to 5.22% per annum. These bank loans mature during 2006 and are included in short-term debt.

Convertible subordinated notes

        Our $274.6 million of convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. The principal is due only at maturity of the notes.

Operating leases

        We lease certain facilities under non-cancelable operating leases that expire at various dates through 2011.

Standby letters of credit

        We issue standby letters of credit primarily to support international sales activities outside of China. When we submit a bid for a sale, often the potential customer will require that we issue a bid bond or a standby letter of credit to demonstrate our commitment through the bid process. In addition, we may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or for performance guarantees. The standby letters of credit usually expire six to nine months from date of issuance without being drawn by the beneficiary thereof.

Purchase commitments

        We are obligated to purchase raw materials and work-in-process inventory under various orders from our suppliers, all of which are expected to be fulfilled, with no adverse consequences material to our operations or financial condition.

        We have entered into various earnout agreements related to certain acquisitions, which are subject to the completion of performance milestones. See Note 5 of our "Notes to the Consolidated Financial Statements."

Accounts receivable transferred to notes receivable

        We accept commercial notes receivable from our customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Notes receivable available for sale were $2.1 million and $27.0 million at December 31, 2005 and December 31, 2004, respectively. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. During the year ended December 31, 2005 we sold notes receivable totaling $13.0 million. There were no notes receivable sold during the year ended December 31, 2004. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS 140") has been met. The costs of settling or transferring these notes receivable were $0.7 million for the year ended December 31, 2005, and were included in other income (expense), net in the consolidated statements of operations.

Investment commitments

        As of December 31, 2005, we had invested a total of $2.6 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner, who is also one of our sales agents.

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

DISCUSSION AND ANALYSIS OF QUARTERLY RESULTS OF OPERATIONS, AS RESTATED

        The following information and discussion are derived from the restated unaudited interim financial data.

NET SALES

	Three months ended March 31, 2005			Three months ended June 30, 2005			Three months ended September 30, 2005
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$324,917	$326,307	36%	$64,737	$56,644	8%	$32,934	$30,927	5%
Wireless Infrastructure	109,951	109,437	12%	148,160	152,925	21%	113,431	113,188	18%
PCD	315,552	315,552	35%	342,263	342,263	48%	363,637	363,637	57%
Handsets	128,083	128,083	14%	146,039	143,879	20%	106,294	105,394	17%
Service	23,292	22,505	3%	21,762	24,048	3%	19,011	18,900	3%

	$901,795	$901,884	100%	$722,961	$719,759	100%	$635,307	$632,046	100%

	Three months ended March 31, 2004			Three months ended June 30, 2004			Three months ended September 30, 2004
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$36,700	$34,492	6%	$60,266	$48,551	7%	$51,928	$50,592	8%
Wireless Infrastructure	336,517	334,724	54%	420,286	420,031	62%	419,630	418,477	65%
PCD	—	—	0%	—	—	0%	—	—	0%
Handsets	236,442	236,442	38%	194,330	194,330	29%	161,028	161,028	25%
Service	12,633	11,988	2%	14,746	13,668	2%	12,430	11,966	2%

	$622,292	$617,646	100%	$689,628	$676,580	100%	$645,016	$642,063	100%

	Six months ended June 30, 2005			Six months ended June 30, 2004
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$389,654	$382,951	24%	$96,967	$83,043	7%
Wireless Infrastructure	258,111	262,362	16%	756,803	754,755	58%
PCD	657,815	657,815	40%	—	—	0%
Handsets	274,122	271,962	17%	430,772	430,772	33%
Service	45,054	46,553	3%	27,377	25,656	2%

	$1,624,756	$1,621,643	100%	$1,311,919	$1,294,226	100%

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$422,588	$413,878	18%	$148,895	$133,635	7%
Wireless Infrastructure	371,542	375,550	17%	1,176,433	1,173,232	61%
PCD	1,021,452	1,021,452	45%	—	—	0%
Handsets	380,416	377,356	17%	591,800	591,800	30%
Service	64,065	65,453	3%	39,807	37,622	2%

	$2,260,063	$2,253,689	100%	$1,956,935	$1,936,289	100%

Three months ended March 31, 2005 and 2004

        Net sales for the three months ended March 31, 2005 were previously reported as $901.8 million and has been restated to $901.9 million, an increase of $0.1 million. Net sales for the three months ended March 31, 2004 were previously reported as $622.3 million and has been restated to $617.6 million, a decrease of $4.7 million. Net sales increased 46% in March 31, 2005 compared to the corresponding quarter of 2004. The overall increase in net sales is primarily due to the incremental sales derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004, as well as the increased sales revenues recognized for revenue previously deferred relating to agreements with Japan Telecom. Net sales revenue by geography shifted significantly in comparison to the corresponding quarter 2004 and is attributable in part to our continuous efforts in growing our business internationally.

        The demand of our PAS/iPAS products including PAS/iPAS system based handsets in the China market continued to mature which resulted in lower demand and average selling price. As a general seasonality factor, business activity in China and many other countries in Asia decline considerably during the first quarter of each year in observance of the Lunar New Year. As a result, sales during the first quarter of our fiscal year have typically been lower than sales during the fourth quarter of the preceding year. We recorded stronger sales revenue in our Broadband Infrastructure segment for the three months ended March 31, 2005, primarily due to recognition of revenue for products delivered to Japan Telecom in the third and fourth quarters of 2004 which had been previously deferred. For additional discussion see "Related Party Transactions—Softbank."

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

Three and six months ended June 30, 2005 and 2004

        Net sales for the three months ended June 30, 2005 were previously reported as $723.0 million and has been restated to $719.8 million, a decrease of $3.2 million. Net sales for the three months ended June 30, 2004 were previously reported as $689.6 million and has been restated to $676.6 million, a decrease of $13.0 million. Net sales increased 6% in June 30, 2005 compared to the corresponding quarter of 2004. Although sales generated from China decreased, our overall net sales increased. This was primarily due to the incremental sales in the United States derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004.

        Net sales revenue by geography shifted significantly in comparison to the corresponding period of 2004, attributable in part to our continuous efforts to grow our business internationally. Revenue derived from China accounted for approximately 40% of our net sales revenue in the three months ended June 30, 2005, in comparison to approximately 92% in the corresponding period last year.

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

        Net sales for the six months ended June 30, 2005 were previously reported as $1,624.8 million and has been restated to $1,621.6 million, a decrease of $3.2 million. Net sales for the six months ended June 30, 2004 were previously reported as $1,311.9 million and has been restated to $1,294.2 million, a decrease of $17.7 million. Net sales increased 25% for the six months ended June 30, 2005 compared to the corresponding period of 2004. The overall increase in net sales was primarily due to the incremental revenue derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004, stronger first quarter sales revenue in our Broadband Infrastructure segment primarily due to recognition of revenue for products delivered to Japan Telecom in the third and fourth quarters of 2004 which had been previously deferred, offset by the decrease in Wireless and Handset sales in China.

        Net sales increased in our Broadband Infrastructure and Service segments. Net sales decreased in Wireless and Handsets segments, offset by incremental sales derived from PCD, in the six months ended June 30, 2005, compared to the corresponding period in 2004.

        Net sales revenue by geography shifted significantly in comparison to the corresponding period of 2004, attributable in part to our continuous efforts to grow our business internationally. Revenue derived from China accounted for approximately 32% of our net sales revenue in the six months ended June 30, 2005, in comparison to approximately 92% in the corresponding period last year.

        Sales to JT accounted for 17% of our sales for the six months ended June 30, 2005. Guangdong, Jiangsu and Hei Long Jiang province accounted for 16%, 11% and 10%, respectively of our net sales for the six months ended June 30, 2004.

Three months and nine months ended September 30, 2005 and 2004

        Net sales for the three months ended September 30, 2005 were previously reported as $635.3 million and has been restated to $632.0 million, a decrease of $3.3 million. Net sales for the three months ended September 30, 2004 were previously reported as $645.0 million and has been restated to $642.1 million, a decrease of $2.9 million. Net sales decreased 2% in September 30, 2005 compared to the corresponding quarter of 2004. Although sales generated from China decreased, the decrease was nearly offset by the incremental sales in the United States derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004.

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

        Net sales for the nine months ended September 30, 2005 were previously reported as $2,260.1 million and has been restated to $2,253.7 million, a decrease of $6.4 million. Net sales for the nine months ended September 30, 2004 were previously reported as $1,956.9 million and has been restated to $1,936.3 million, a decrease of $20.6 million. Net sales increased 16% compared to the corresponding period of 2004. The overall increase in net sales was primarily due to the incremental revenue derived from PCD, resulting from the selected assets we acquired from Audiovox in November 2004. In addition, net sales were higher as a result of stronger first quarter sales revenue in our Broadband Infrastructure segment primarily due to recognition of revenue for products delivered to Japan Telecom in the third and fourth quarters of 2004 which had been previously deferred, which was offset by the decrease in Wireless and Handset sales in China.

        Net sales increased in our Broadband Infrastructure and Service segments. Net sales decreased in Wireless and Handsets segments, offset by incremental sales derived from PCD, in the nine months ended September 30, 2005, compared to the corresponding period in 2004.

        Net sales revenue by geography shifted significantly in comparison to the corresponding period of 2004, attributable in part to our continuous efforts to grow our business internationally. Revenue derived from China accounted for approximately 33% and 32%, respectively, of our net sales revenue in the three months and nine months ended September 30, 2005, in comparison to approximately 92% and 92%, respectively, in the corresponding periods last year.

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

        For periods prior to December 31, 2003, the Company was structured across three business segments: wireless infrastructure, subscriber handsets, and wireline products. As a result of system change in 2004, it is impractical to determine an allocation method for quarterly sales in 2003 to conform to the five-business segment presentation for the quarters in 2005 and 2004. Therefore, sales are presented in the original three-business segment format. For comparability, the 2004 information is also shown in the original three-business segment format.

	Three months ended March 31, 2004			Three months ended June 30, 2004			Three months ended September 30, 2004
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Wireless infrastructure	$336,517	$334,255	54%	$427,659	$426,469	63%	$425,845	$424,254	66%
Subscriber handsets	236,420	236,420	38%	194,313	194,313	29%	160,373	160,373	25%
Wireline products	49,355	46,971	8%	67,656	55,798	8%	58,798	57,436	9%

	$622,292	$617,646	100%	$689,628	$676,580	100%	$645,016	$642,063	100%

	Three months ended March 31, 2003			Three months ended June 30, 2003			Three months ended September 30, 2003
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Wireless infrastructure	$124,360	$124,360	38%	$143,490	$141,580	35%	$199,844	$187,320	33%
Subscriber handsets	139,959	139,959	42%	187,128	187,128	46%	333,602	333,602	58%
Wireline products	66,201	66,201	20%	75,216	75,216	19%	50,936	49,097	9%

	$330,520	$330,520	100%	$405,834	$403,924	100%	$584,382	$570,019	100%

	Six months ended June 30, 2004			Six months ended June 30, 2003
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Wireless infrastructure	$764,176	$760,724	59%	$267,850	$265,940	36%
Subscriber handsets	430,733	430,733	33%	327,087	327,087	45%
Wireline products	117,011	102,769	8%	141,417	141,417	19%

	$1,311,920	$1,294,226	100%	$736,354	$734,444	100%

	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Wireless infrastructure	$1,190,021	$1,184,978	61%	$467,694	$453,260	35%
Subscriber handsets	591,106	591,106	31%	660,689	660,689	51%
Wireline products	175,809	160,205	8%	192,353	190,514	14%

	$1,956,936	$1,936,289	100%	$1,320,736	$1,304,463	100%

Three months ended March 31, 2004 and 2003

        Net sales for the three months ended March 31, 2004 were previously reported as $622.3 million and have been restated to $617.6 million, a decrease of $4.7 million. Net sales for the months ended March 31, 2003 were previously reported as $330.5 million, and were unchanged by restatement. Net sales as restated increased by 46% at March 31, 2004 compared to the previous quarter. This increase in sales was primarily attributable to increased demand for our products and services and the continued strength of our sales in China and globally. Net sales growth was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures.

This changed our sales mix, and a greater percentage of wireless infrastructure products were sold during the three months ended March 31, 2004 than in the comparative period in 2003.

        The decrease in wireline sales is attributable to several factors. Primarily, this decrease is due to China's evolution from wireline to wireless technology. As China evolves into using wireless technology for its telecommunications needs, our sales of wireline products have decreased. Additionally, sales of wireline products were atypically high for the three months ended March 31, 2003 due to Japan's expansion of its wireline infrastructure base in that period. 100% of sales to Japan were wireline product sales for the three months ended March 31, 2003 as compared to approximately 60% for the three months ended March 31, 2004.

        In addition to increasing the amount of infrastructure sales, this increase in subscribers also led to an increase in customer demand for handsets in the first quarter 2004 as compared to the first quarter 2003, contributing to the increase in absolute dollars of handset sales.

        We group all of our China customers together by province and treat each province as one customer since that is the level at which purchasing decisions are made. At March 31, 2004 and 2003, we had 31 such customers. The Guangdong province accounted for 24% of our net sales for the three months ended March 31, 2004. The Hei Long Jiang province accounted for 14% of our net sales for the three months ended March 31, 2003. Our handset sales increased as a result of increased total PAS subscribers, from approximately 17.1 million subscribers at March 31, 2003 to approximately 46.9 million subscribers at March 31, 2004.

Three months ended June 30, 2004 and 2003

        Net sales for the three months ended June 30, 2004 were previously reported as $689.6 million and have been restated to $676.6 million, a decrease of $13.0 million. Net sales for the three months ended June 30, 2003 were previously reported as $405.8 million and have been restated to $403.9 million, a decrease of $1.9 million. In the second quarter of 2004, net sales increased by $272.7 million, or 68%, over the second quarter of 2003. This increase was primarily driven by increases in wireless infrastructure sales of $284.9 million. The increase was attributable to increased demand from carriers in China as a result of the increased number of subscribers. Total PAS subscribers increased from approximately 20 million at June 30, 2003 to approximately 54 million at June 30, 2004. Wireless infrastructure revenues are directly affected by the timing of customer acceptance. In the second quarter of 2004, our customers accepted wireless infrastructure projects faster than we have historically experienced.

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

Six months ended June 30, 2004 and 2003

        Net sales for the six months ended June 30, 2004 were previously reported as $1,311.9 million and have been restated to $1,294.2 million, a decrease of $17.7 million. Net sales for the six months ended June 30, 2003 were previously reported as $736.4 million and have been restated to $734.4 million, a decrease of $2.0 million. In the six months ended June 30, 2004, net sales increased by $559.8 million, or 76%, over the corresponding period in 2003. This increase in sales was primarily attributable to increased demand for our products and services resulting from an increased number of subscribers. Net sales growth was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures. Wireless infrastructure revenues are directly affected by the timing of customer acceptance. In the first half of 2004, our customers accepted wireless infrastructure expansion projects faster than we had historically experienced, increasing the percentage of net sales derived from wireless infrastructure products that were sold during the six months ended June 30, 2004 than in the comparative period in 2003.

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

        The decrease in wireline sales was attributable to several factors. Sales of wireline products for the six months ended June 30, 2004 were lower than the comparative period in the prior year due to high levels of wireline product sales in the first half of 2003 due to Japan's expansion of its wireline infrastructure base in that period. Some wireline product shipments and customer acceptances were delayed until after the second quarter due to some supply chain difficulties, thereby reducing the wireline revenues recorded during the six months ended June 30, 2004.

Three months ended September 30, 2004 and 2003

        Net sales for the three months ended September 30, 2004 were previously reported as $645.0 million and have been restated to $642.1 million, a decrease of $3.0 million. Net sales for the three months ended September 30, 2003 were previously reported as $584.4 million and have been restated to $570.0 million, a decrease of $14.4 million. In the third quarter of 2004, net sales increased by $72.1 million, or 13%, over the third quarter of 2003. This increase was primarily driven by increases in wireless infrastructure sales of $236.9 million offset by a decrease in handset sales of $173.2 million. The increase in wireless infrastructure sales was broadly attributable to increased demand from carriers in China as a result of the increased number of subscribers. Total PAS subscribers increased from approximately 28 million at September 30, 2003 to approximately 60 million at September 30, 2004. The decrease in handset sales was due primarily to increased competition which has put downward pressure on volumes sold as well as average selling price. The average selling price for our handsets dropped from $71 in the third quarter of 2003 to $52 in the third quarter of 2004. Wireless infrastructure revenues are generally affected by the timing of customer acceptance. In the third quarter of 2004, our customers accepted projects faster than our historical experience primarily a result of our customers in China transitioning from new system installations to system expansions.

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

Nine months ended September 30, 2004 and 2003

        Net sales for the nine months ended September 30, 2004 were previously reported as $1,956.9 million and have been restated to $1,936.3 million, a decrease of $20.6 million. Net sales for the nine months ended September 30, 2003 were previously reported as $1,320.7 million and have been restated to $1,304.5 million, a decrease of $16.2 million. In the nine months ended September 30, 2004, net sales increased by $631.8 million, or 48%, over the corresponding period of 2003. This increase in sales was primarily attributable to increased demand for our products and services and the continued strength of our sales globally. Net sales growth was primarily due to an increase in subscribers, requiring telecommunication providers to expand their telecommunication infrastructures. Wireless infrastructure revenues are generally affected by the timing of customer acceptance. In the first nine months of 2004, our customers undertook a number of wireless infrastructure expansion projects. This changed our sales mix, and therefore, a greater percentage of wireless infrastructure products were sold during the nine months ended September 30, 2004 than in the comparative period in 2003. The increase in wireless infrastructure revenue was offset by a decline in handset revenue due primarily to lower average selling prices resulting from increased competition.

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

        Sales of wireline products for the nine months ended September 30, 2004 were lower than the comparative period in the prior year due to high levels of wireline product sales in the first nine months of 2003 due to Japan's expansion of its wireline infrastructure base in that period.

GROSS PROFIT

	Three months ended March 31, 2005			Three months ended June 30, 2005			Three months ended September 30, 2005
	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$163,515	164,057	50%	$18,764	16,739	30%	$(14,086)	(13,971)	-45%
Wireless Infrastructure	30,190	29,670	27%	41,374	45,964	30%	32,477	32,381	29%
PCD	13,692	13,692	4%	15,990	15,990	5%	13,199	13,199	4%
Handsets	14,539	14,539	11%	22,960	20,800	14%	13,646	12,746	12%
Service	16,253	15,466	69%	10,359	12,645	53%	8,710	8,599	45%

	$238,189	$237,424	26%	$109,447	$112,138	16%	$53,946	$52,954	8%

	Three months ended March 31, 2004			Three months ended June 30, 2004			Three months ended September 30, 2004
	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$16,889	17,382	50%	$18,288	17,740	37%	$5,885	5,654	11%
Wireless Infrastructure	103,052	102,151	31%	114,914	114,825	27%	104,797	103,687	25%
PCD	—	—	0%	—	—	0%	—	—	0%
Handsets	51,746	51,746	22%	35,903	35,903	18%	23,680	23,680	15%
Service	4,347	3,702	31%	7,165	6,087	45%	2,772	2,308	19%

	$176,034	$174,981	28%	$176,270	$174,555	26%	$137,134	$135,329	21%

	Six months ended June 30, 2005			Six months ended June 30, 2004
	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$182,279	$180,796	47%	$35,177	$35,122	42%
Wireless Infrastructure	71,564	75,634	29%	217,966	216,976	29%
PCD	29,682	29,682	5%	—	—	0%
Handsets	37,499	35,339	13%	87,649	87,649	20%
Service	26,612	28,111	60%	11,512	9,789	38%

	$347,636	$349,562	22%	$352,304	$349,536	27%

	Nine months ended September 30, 2005			Nine months ended September 30, 2004
	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$168,194	$166,825	40%	$41,062	$40,776	31%
Wireless Infrastructure	104,041	108,015	29%	322,763	320,663	27%
PCD	42,881	42,881	4%	—	—	0%
Handsets	51,145	48,085	13%	111,329	111,329	19%
Service	35,321	36,710	56%	14,284	12,097	32%

	$401,582	$402,516	18%	$489,438	$484,865	25%

Three months ended March 31, 2005 and 2004

        Gross margin for the three months ended March 31, 2005 was previously reported as $238.2 million and has been restated to $237.4 million, a decrease of $0.8 million. Gross margin for the three months ended March 31, 2004 was previously reported as $176.0 million and has been restated to $175.0 million, a decrease of $1.0 million. Gross margin was 26% of net sales in the three months ended March 31, 2005, compared to 28% of net sales, in the corresponding quarter of 2004. The gross profit increase can be attributed to increased sales. The overall gross profit percentage decline can be attributed principally to the lower gross profit percentages from our terminal products which includes PAS/iPAS based handsets and handsets sales through PCD business. The continued pricing pressure throughout the telecommunications market in China attributed to the lower gross profit of PAS/iPAS system based handsets. In addition, handsets sales through PCD typically have lower gross margin, approximately 4%, than those realized on PAS/iPAS system based handsets. PCD contributed $13.7 million in gross margin for the three months ended March 31, 2005 and had no contribution in the corresponding quarter in fiscal 2004 since PCD was not acquired until November 2004.

        The improvement in gross profit as a percentage of net sales for our Broadband operating segment was primarily due to the increased economies of scale resulting from larger orders.

Three and six months ended June 30, 2005 and 2004

        Gross margin for the three months ended June 30, 2005 was previously reported as $109.4 million and has been restated to $112.1 million, an increase of $2.7 million. Gross margin for the three months ended June 30, 2004 was previously reported as $176.3 million and has been restated to $174.6 million, a decrease of $1.7 million. Gross profit was 16% of net sales in the three months ended June 30, 2005, compared to 26% of net sales, in the corresponding quarter of 2004. The absolute decrease in gross profit dollars is primarily the result of a 60% decline in Wireless revenue reflective of the maturing market in China. We attribute the decrease in gross profit, as a percentage of sales, principally to the impact of lower margins from our then-newly acquired PCD business. Handsets sales through PCD had a gross profit margin of approximately 5%, which was lower than gross profit margins realized on PAS/iPAS system based handsets. PCD contributed $16.0 million in gross margin for the three months ended June 30, 2005 and had no contribution in the corresponding quarter in fiscal 2004 because we did not acquire PCD until November 2004. We have also included in Cost of Sales for the three months ended June 30, 2005 a restructuring-related $5.5 million inventory write-off for discontinued products. Overall gross profit for the three months ended June 30, 2005 excluding PCD and the restructuring write-off was stable at 27%.

        The gross profit percentage decreased in our Broadband and Handsets segments, and improved in our Wireless and Service segments in the three months ended June 30, 2005.

        Gross margin for the six months ended June 30, 2005 was previously reported as $347.6 million and has been restated to $349.6 million, an increase of $2.0 million. Gross margin for the six months ended June 30, 2004 was previously reported as $352.3 million and has been restated to $349.5 million, a decrease of $2.8 million. Gross profit was 22% of net sales in the six months ended June 30, 2005, compared to 27% of net sales in the corresponding period of 2004. Gross profit dollars was substantially unchanged between the two periods. A weakness of Wireless and Handset sales in China was offset by an increase in Broadband sales in Japan, primarily in the first quarter. The decline of the gross profit, as a percentage of sales, is primarily due to the inclusion of PCD with gross profit at 5% of sales. Gross profit for the six months ended June 30, 2005 excluding PCD was 33%.

Three and nine months ended September 30, 2005 and 2004

        Gross margin for the three months ended September 30, 2005 was previously reported as $53.9 million and has been restated to $53.0 million, a decrease of $0.9 million. Gross margin for the three months ended September 30, 2004 was previously reported as $137.1 million and has been restated to $135.3 million, a decrease of $1.8 million. Gross profit was 8% of net sales in the three months ended September 30, 2005, compared to 21% of net sales in the corresponding quarter of 2004. The absolute decrease in gross profit dollars is primarily the result of a 73% decline in Wireless revenue reflective of the maturing market in China. We attribute the decrease in gross profit, as a percentage of sales, to several factors including pricing pressure, warranty and inventory reserves and the impact of lower margins from PCD business acquired in November 2004. Handsets sales through PCD had a gross profit margin of approximately 4%, which is lower than gross profit margins realized on PAS/iPAS system based handsets. PCD contributed $13.2 million in gross margin for the three months ended September 30, 2005 and had no contribution in the corresponding quarter in fiscal 2004 because we did not acquire PCD until November 2004.

        Our Broadband Infrastructure operating segment reported a negative gross margin of 45% during the three months ended September 30, 2005 primarily due to $9.0 million of additional costs incurred relating to certain contracts in Japan where quality issues were encountered. The gross profit percentage decreased in our Broadband and Handsets operating segments, and improved in our Wireless and Service segments in the three months ended September 30, 2005.

        Gross margin for the nine months ended September 30, 2005 was previously reported as $401.6 million and has been restated to $402.5 million, an increase of $0.9 million. Gross margin for the nine months ended September 30, 2004 was previously reported as $489.4 million and has been restated to $484.9 million, a decrease of $4.5 million. Gross profit was 18% of net sales in the nine months ended September 30, 2005 compared to 25% of net sales in the corresponding period of 2004. Gross profit dollars declined primarily attributable to the weakness of Wireless Infrastructure and Handset sales in China offset by an increase in Broadband Infrastructure sales in Japan, primarily in the first quarter. The decline of the gross profit, as a percentage of sales, was primarily due to the inclusion of PCD with gross profit at approximately 4% of sales. Gross profit for the nine months ended September 30, 2005 excluding PCD was 29%.

        Prior to December 31, 2003, the Company was structured across three business segments: wireless infrastructure, subscriber handsets, and wireline products. However, the Company did not assess the performance of the segments below revenue. Also, as a result of system change in 2004, it is impractical to determine an allocation method for quarterly gross profit in 2003 to conform to the five-business segment presentation for the quarters in 2005 and 2004. Therefore, only consolidated gross profits are presented. For comparability, 2004 quarterly consolidated gross profits are also presented.

	Three months ended
	March 31,		June 30,		September 30,
	2004	2003	2004	2003	2004	2003
	(in thousands)
Gross Profit—as previously reported	$176,034	$112,685	$176,270	$137,504	$137,134	$186,102
Gross Profit—as restated	$174,981	$112,685	$174,555	$136,401	$135,329	$181,475
Gross Profit percentage	28%	34%	26%	34%	21%	32%
	Six Months Ended June 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Gross Profit—as previously reported	$352,304	$250,189	$489,438	$436,291
Gross Profit—as restated	$349,536	$249,086	$484,865	$430,561
Gross Profit percentage	27%	34%	25%	33%

Three months ended March 31, 2004 and 2003

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

Three and six months ended June 30, 2004 and 2003

        Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. We attribute the decrease in gross profit as a percent of net sales for the three months ended June 30, 2004 from the corresponding period in 2003 mostly to declining margins on our handset products. The declining margins resulted from increased competitive market pricing pressures throughout the telecommunications market in the second quarter of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 46% of net sales for the second quarter of 2003 to 29% of net sales for the second quarter of 2004. Secondly, the decline in gross profit for the second quarter 2004 as compared to the second quarter in 2003 was due to a smaller percentage of sales of our higher margin wireline products, from 19% of net sales during the second quarter of 2003 to 8% of net sales for the same period in 2004. In addition to having a lower percentage of wireline sales this period, our margins decreased due to lower margins on a specific contract upon which revenues were recognized in this period. This gross margin decline was offset by both higher margins and an increased percentage of our sales from iPAS/PAS systems.

        The decrease in gross profit for the six months ended 2004 as compared to the same period in 2003 was due to a smaller percentage of sales of our higher margin wireline products, from 19% of net sales for the six months ended June 30, 2003 to 8% of net sales for the same period in 2004. In addition to having a lower percentage of wireline sales this period, our margins decreased due to lower margins on a specific contract upon which revenues were recognized in this period. We also attribute the decline in gross profit as a percent of net sales for the six months ended June 30, 2004 from the corresponding period in 2003 to declining margins on our handset products. The declining margins resulted from increased competitive market pricing pressures throughout the telecommunications market during the first half of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 45% of net sales for the six months ended June 30, 2003 to 33% of net sales for the same period in 2004. This gross margin decline was offset by higher margins on our iPAS/PAS systems. Also offsetting declining gross margins was the increased percentage of our sales derived from iPAS/PAS systems, from 36% for the six months ended June 30, 2003 to 59% for the six months ended June 30, 2004.

Three and nine months ended September 30, 2004 and 2003

        Our gross profit varies across our different product lines and is affected by product mix, average selling prices and the cost of materials. The decrease in gross profit as a percent of net sales for the three months ended September 30, 2004 from the corresponding period in 2003 was attributable to declining margins on our handset products resulting from increased competitive market pricing pressures, a result of continued pricing pressures throughout the telecommunications market in the third quarter of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 59% of net sales for the third quarter of 2003 to 25% of net sales for the third quarter of 2004. Secondly, margins in the current quarter on our wireline products were lower due to the initial ramp of our newer broadband products.

        The decrease in gross profit for the nine months ended 2004 as compared to the same period in 2003 was due to a smaller percentage of sales of our higher margin wireline products, from 19% of net sales for the nine months ended September 30, 2003 to 9% of net sales for the same period in 2004. In addition to having a lower percentage of wireline sales this period, the margins on our wireline products experienced gross margin erosion due to lower margins on a specific contract upon which revenues were recognized in this period as well as lower margins due to the initial ramp of our newer broadband products. The decline in gross profit as a percent of net sales for the nine months ended September 30, 2004 from the corresponding period in 2003 was also attributable to declining margins on our handset products resulting from increased competitive market pricing pressures, a result of continued pricing pressures throughout the telecommunications market during the first nine months of 2004. The declining margins on our handset products were slightly offset by the decreased percentage of handset sales, from 45% of net sales for the nine months ended September 30, 2003 to 30% of net sales for the same period in 2004. This gross margin decline was offset by higher margins on our iPAS/PAS systems. Also offsetting declining gross margins was the increased percentage of our sales derived from iPAS/PAS systems, from 35% for the nine months ended September 30, 2003 to 61% for the nine months ended September 30, 2004.

	Three months ended March 31, 2005		Three months ended June 30, 2005		Three months ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Selling, general and administrative	$108,210	$109,011	$102,808	$103,009	$88,708	$86,362
Research and development	66,660	66,260	65,621	65,621	60,797	60,797
In-process research and development	—	—	660	660	—	—
Amortization of intangible assets	6,972	6,972	6,776	6,776	6,643	6,643
Restructuring	—	—	15,127	15,127	3,378	3,378
Impairment on long-lived assets	—	—	—	—	218,094	218,094

	$181,842	$182,243	$190,992	$191,193	$377,620	$375,274

	Three months ended March 31, 2004		Three months ended June 30, 2004		Three months ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Selling, general and administrative	$66,943	$67,529	$67,830	$68,210	$74,916	$74,567
Research and development	45,658	45,658	52,592	52,592	56,026	56,026
In-process research and development	—	—	1,400	1,400	—	—
Amortization of intangible assets	2,973	2,973	3,334	3,334	3,639	3,639

	$115,574	$116,160	$125,156	$125,536	$134,581	$134,232

	Three months ended March 31, 2003		Three months ended June 30, 2003		Three months ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Selling, general and administrative	$37,583	$37,712	$34,963	$35,093	$57,371	$57,285
Research and development	26,812	27,236	36,078	36,078	44,723	44,723
In-process research and development	1,320	1,320	9,328	9,328	161	161
Amortization of intangible assets	695	695	1,483	1,483	3,081	3,081

	$66,410	$66,963	$81,852	$81,982	$105,336	$105,250

	Six months ended June 30, 2005		Six months ended June 30, 2004		Six months ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Selling, general and administrative	$211,018	$212,020	$134,773	$135,739	$72,546	$72,805
Research and development	132,281	131,881	98,250	98,250	62,890	63,314
In-process research and development	660	660	1,400	1,400	10,648	10,648
Amortization of intangible assets	13,748	13,748	6,307	6,307	2,178	2,178
Restructuring costs	15,127	15,127	—	—	—	—

	$372,834	$373,436	$240,730	$241,696	$148,262	$148,945

	Nine months ended September 30, 2005		Nine months ended September 30, 2004		Nine months ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
Selling, general and administrative	$299,728	$298,384	$209,689	$210,306	$129,917	$130,090
Research and development	193,078	192,678	154,276	154,276	107,613	108,037
In-process research and development	660	660	1,400	1,400	10,809	10,809
Amortization of intangible assets	20,391	20,391	9,946	9,946	5,259	5,259
Restructuring	18,505	18,505	—	—	—	—
Impairment on long-lived assets	218,094	218,094	—	—	—	—

	$750,456	$748,712	$375,311	$375,928	$253,598	$254,195

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended March 31, 2005 and 2004

        Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2005 was previously reported as $108.2 million and has been restated to $109.0 million, an increase of $0.8 million. SG&A expenses for the three months ended March 31, 2004 was previously reported as $66.9 million and has been restated to $67.5 million, an increase of $0.6 million. We monitor SG&A as a percentage of net sales which was 12% and 11% of net sales in the three months ended March 31, 2005 and in the corresponding quarter of 2004, respectively.

        The increase in SG&A expenses in absolute dollars of $41.5 million was due to an increase in headcount to support increased business volume including PCD operations which did not exist in the corresponding quarter in 2004, and an increase of $11.6 million compared to the same quarter of 2004, due to longer collection cycles in China. Increased professional costs of $10.8 million are expenses associated with the supply chain management, system integration and Sarbanes-Oxley Act compliance projects.

Three months ended March 31, 2004 and 2003

        Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2004 were previously reported as $66.9 million and have been restated to $67.5 million, an increase of $0.6 million. SG&A expenses for the three months ended March 31, 2003 were previously reported as $37.6 million and have been restated to $37.7 million, an increase of $0.1million. SG&A expenses as a percentage of net sales were 11% and 11% in the three months ended March 31, 2004 and 2003, respectively.

        The increase in absolute dollars in selling, general and administrative expenses is due to the hiring of additional personnel to support our increased business activities both in China and globally. SG&A headcount increased to 2,679 employees at March 31, 2004 as compared to 1,810 employees at March 31, 2003, causing the increase in absolute dollars. The new personnel were hired to help support our expanding global business outside of China.

Three and six months ended June 30, 2005 and 2004

        SG&A expenses for the three months ended June 30, 2005 was previously reported as $102.8 million and has been restated to $103.0 million, an increase of $0.2 million. SG&A expenses for the three months ended June 30, 2004 was previously reported as $67.8 million and has been restated to $68.2 million, an increase of $0.4 million. SG&A expenses as a percentage of net sales were 14% and 10% in the three months ended June 30, 2005 and 2004, respectively.

        The increase in SG&A expenses in absolute dollars of $34.8 million was primarily due to several factors including a $12.8 million increase in our provision for doubtful accounts compared to the same period of 2004. Days sales outstanding was 170 days, excluding PCD, at June 30, 2005 as compared to 70 days at June 30, 2004. Days sales outstanding was 106 days including PCD at June 30, 2005. The longer days sales outstanding was a direct result of longer collection cycles in China due to the slow-down in the telecommunication industry. In addition, headcount and overhead of $6.1 million to support our PCD operations contributed to the increase as PCD did not exist in the corresponding period in 2004, increased professional fees of $4.4 million associated with the supply chain management, system integration and Sarbanes-Oxley Act compliance projects also contributed to the increase in SG&A expenses.

        SG&A expenses for the six months ended June 30, 2005 was previously reported as $211.0 million and has been restated to $212.0 million, an increase of $1.0 million. SG&A expenses for the six months ended June 30, 2004 was previously reported as $134.8 million and has been restated to $135.7 million, an increase of $0.9 million. SG&A expenses as a percentage of net sales were 13% and 10% in the six months ended June 30, 2005 and 2004, respectively.

        The increase of $76.3 million in absolute dollars in SG&A expenses was primarily due to i) an increase in allowance for doubtful accounts expense of $24.1 million due to a longer collection cycle in China during the first six months of 2005 compared to the corresponding period of 2004 as discussed above, ii) an increase in professional services fees of $15.1 million associated with supply chain management, system integration and Sarbanes-Oxley Act compliance projects, and iii) increased headcount and overhead of $12.2 million to support our PCD operations which did not exist in the corresponding period in 2004.

Three and six months ended June 30, 2004 and 2003

        SG&A expenses for the three months ended June 30, 2004 were previously reported as $67.8 million and have been restated to $68.2 million, an increase of $0.4 million. SG&A expenses for the three months ended June 30, 2003 were previously reported as $35.0 million and have been restated to $35.1 million, an increase of $0.1 million. SG&A expenses as a percentage of net sales were 10% and 9% in the three months ended June 30, 2004 and 2003, respectively.

        The increase of 94% in absolute dollars in SG&A expenses was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally. SG&A headcount increased approximately 41% from an average of 2,088 employees for the three months ended June 30, 2003 to an average of 2,947 employees for the three months ended June 30, 2004. Secondly, bad debt expense is generally a function of the size of the accounts receivable balance. Gross accounts receivable increased 100% over June 30, 2003, which resulted in an increase of approximately $10 million in bad debt expense between the second quarter of 2004 compared to the second quarter of 2003. Finally, the Company incurred additional professional services fees related to Sarbanes-Oxley compliance and supply chain management, which resulted in an increase of approximately $7.0 million for professional services fees in the second quarter of 2004.

        SG&A expenses for the six months ended June 30, 2004 were previously reported as $134.8 million and have been restated to $135.7 million, an increase of $0.9 million. SG&A expenses for the six months ended June 30, 2003 were previously reported as $72.5 million and have been restated to $72.8 million, an increase of $0.3 million. SG&A expenses as a percentage of net sales were 10% and 10% in the six months ended June 30, 2004 and 2003, respectively.

        The increase of 86% in absolute dollars in selling, general and administrative expenses was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally. SG&A headcount increased approximately 48% from an average of 1,895 employees for the six months ended June 30, 2003 to an average of 2,801 employees for the six months ended June 30, 2004. Additionally, increases in professional services fees of $10.7 million and bad debt expense of $8.5 million for the first six months of 2004 compared to the first six months of 2003 contributed to the increase.

Three and nine months ended September 30, 2005 and 2004

        SG&A expenses for the three months ended September 30, 2005 was previously reported as $88.7 million and has been restated to $86.4 million, a decrease of $2.3 million. SG&A expenses for the three months ended September 30, 2004 was previously reported as $74.9 million and has been restated to $74.6 million, a decrease of $0.3 million. SG&A expenses as a percentage of net sales were 14% and 12% in the three months ended September 30, 2005 and 2004, respectively.

        The increase in SG&A expenses in absolute dollars of $11.8 million was primarily due to several factors, including headcount and overhead of $6.0 million to support our PCD operations which did not exist in the corresponding period in 2004 and increased professional fees of $5.4 million associated with the supply chain management, system integration, Sarbanes-Oxley Act compliance projects and legal fees.

        SG&A expenses for the nine months ended September 30, 2005 was previously reported as $299.7 million and has been restated to $298.4 million, a decrease of $1.3 million. SG&A expenses for the nine months ended September 30, 2004 was previously reported as $209.7 million and has been restated to $210.3 million, an increase of $0.6 million. SG&A expenses as a percentage of net sales were 13% and 11% in the nine months ended September 30, 2005 and 2004, respectively.

        The increase of $88.1 million in absolute dollars in SG&A expenses was primarily due to i) an increase in professional services fees of $23.3 million associated with supply chain management, system integration, Sarbanes-Oxley Act compliance projects and legal fees, ii) an increase in allowance for doubtful accounts expense of $20.6 million during the first nine months of 2005 compared to the corresponding period of 2004 reflecting a continued deterioration of aged receivables primarily in China, iii) increased headcount and overhead of $17.2 million to support our PCD operations which did not exist in the corresponding period in 2004, iv) increase headcount and overhead in other operations of $15.7 million incurred during the first two quarters of 2005 as compared to the same quarters in 2004 and (v) and increase in facilities expense of $3.8 million for the Hangzhou, China office.

Three and nine months ended September 30, 2004 and 2003

        SG&A expenses for the three months ended September 30, 2004 were previously reported as $74.9 million and have been restated to $74.6 million, a decrease of $0.3 million. SG&A expenses for the three months ended September 30, 2003 were previously reported as $57.4 million and have been restated to $57.3 million, a decrease of $0.1 million. SG&A expenses as a percentage of net sales were 12% and 10% in the three months ended September 30, 2004 and 2003, respectively.

        The increase in SG&A expenses in absolute dollars, was primarily due to an increase in revenue and the increase in headcount to support this increased business volume, higher bad debt expense due to longer collection cycles, costs associated with managing the requirements of the Sarbanes-Oxley Act, and additional professional costs associated with the management of our supply chain.

        SG&A expenses for the nine months ended September 30, 2004 were previously reported as $209.7 million and have been restated to $210.3 million, an increase of $0.6 million. SG&A expenses for the nine months ended September 30, 2003 were previously reported as $129.9 million and have been restated to $130.1 million, an increase of $0.2 million. SG&A expenses as a percentage of net sales were 11% and 10% in the nine months ended September 30, 2004 and 2003, respectively.

        The increase in SG&A expenses was primarily due to the hiring of additional personnel to support our increased business activities both in China and globally. SG&A headcount increased approximately 47% from an average of 1,949 employees for the nine months ended September 30, 2003 to an average of 2,873 employees for the nine months ended September 30, 2004. Additionally, increases in professional services fees of $18.8 million related to systems implementations, Sarbanes-Oxley compliance and supply chain management and bad debt expense of $16.6 million related to the increased size and age of our receivables balances for the first nine months of 2004 compared to the first nine months of 2003 contributed to the increase.

RESEARCH AND DEVELOPMENT

Three months ended March 31, 2005 and 2004

        Research and development ("R&D") expenses for the three months ended March 31, 2005 was previously reported as $66.7 million and has been restated to $66.3 million, a decrease of $0.4 million. R&D expenses were $66.3 million, or 7% of net sales, in the three months ended March 31, 2005, compared to $45.7 million , or 7% of net sales in the corresponding quarter of 2004. We monitor R&D expenses as a percentage of net sales. In the three months ended March 31, 2005 this percentage was consistent compared to the corresponding quarter of 2004.

        The increase in absolute dollars of R&D expenses was due to increased headcount and related payroll expenses of $9.3 million to support both product enhancements and new product development. In the three months ended March 31, 2005, R&D headcount increased by approximately 900 employees as compared to the same period last year resulting from our continued expansion of R&D teams in China of approximately 700 employees and from 200 additional employees absorbed in relation to various acquisitions. In addition, the increase in R&D expenses also can be attributable to the increased professional costs of $7.3 million associated with outsourced projects driven by increased sales activities in the three months ended March 31, 2005. Depreciation and facility expenses also increased by $2.5 million resulting from various acquisitions and internal growth in operations. Lastly, we recorded a $2.2 million charge relating to the shut-down of Hyundai Syscomm, Inc. ("HSI") operations which we acquired in April 2004. We decided in the fourth quarter of 2004 to substantially abandon HSI's legacy operation due to the difficulties encountered in integrating the operations. The charge of $2.2 million includes fixed assets write-off, costs associated with the termination of leases and personnel.

Three months ended March 31, 2004 and 2003

        R&D expenses for the three months ended March 31, 2003 was previously reported as $26.8 million and has been restated to $27.2 million, an increase of $0.4 million. R&D expenses were $45.7 million, or 7% of net sales, in the three months ended March 31, 2004, compared to $27.2 million, or 8% of net sales in the corresponding quarter of 2003. We monitor R&D expenses as a percentage of net sales. In the three months ended March 31, 2004 this percentage had declined compared to the corresponding quarter of 2003.

        The increase in absolute dollars of research and development expenses was primarily due to hiring additional technical personnel to support our increased business levels. R&D headcount increased to 2,342 employees at March 31, 2004 as compared to 1,440 employees at March 31, 2003. The decrease of research and development expenses as a percentage of net sales was due to increased economies of scale associated with increased business levels. The majority of the new personnel were hired in China, where labor costs are less expensive than in the United States, also contributing to the decrease in R&D expenses as a percentage of net sales.

Three and six months ended June 30, 2005 and 2004

        R&D expenses were $65.6 million, or 9% of net sales, in the three months ended June 30, 2005, compared to $52.6 million, or 8% of net sales, in the corresponding period of 2004. The increase of $13.0 million in absolute dollars of R&D expenses can be primarily attributed to the increased headcount of approximately 120 employees resulting from various acquisitions to support both product enhancements and new product development. The higher head count contributed to an increase of $5.6 million in personnel related expenses, and $2.2 million in depreciation and facility expenses. In addition, the increase in R&D expenses is also attributed to the increased professional costs of $2.3 million associated with outsourced projects in new designs and product development.

        R&D expenses for the six months ended June 30, 2005 was previously reported as $132.3 million and has been restated to $131.9 million, a decrease of $0.4 million. R&D expenses were $131.9 million and $98.3 million, or 8% and 7% of net sales, in the six months ended June 30, 2005 and 2004, respectively. In absolute dollars, R&D expenses increased by $33.6 million, primarily due to the hiring of additional technical personnel to support product enhancements and development, as well as retention of employees from various acquisitions. Personnel expenses, including payroll, payroll taxes and benefits, increased by $14.9 million due to the increased head count. In addition, the increase in R&D expenses also can be attributed to increased professional costs of $9.6 million associated with outsourced projects driven by numerous product development projects.

Three and six months ended June 30, 2004 and 2003

        The 46% increase in absolute dollars of R&D expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily due to hiring additional technical personnel to support both product enhancements and new product development. R&D headcount increased approximately 52% from an average of 1,787 employees for the three months ended June 30, 2003 to an average of 2,719 employees for the three months ended June 30, 2004. The significant majority of the increase in research and development expenses from the three months ended June 30, 2003 to the three months ended June 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our R&D teams in China, from a full quarter's salaries for CommWorks personnel as compared to one month's salaries in the same period in the prior year and from additional employees hired in conjunction with the acquisitions of TELOS and HSI.

        R&D expenses for the six months ended June 30, 2003 was previously reported as $62.9 million and has been restated to $63.3 million, an increase of $0.4 million. The increase in absolute dollars of R&D expenses of 55% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 was primarily due to hiring additional technical personnel to support both product enhancements and new product development. R&D headcount increased approximately 57% from an average of 1,591 employees for the six months ended June 30, 2003 to an average of 2,492 employees for the six months ended June 30, 2004. The significant majority of the increase in R&D expenses from the six months ended June 30, 2003 to the six months ended June 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our research and development teams in China, from a full six months of salaries for CommWorks personnel as compared to one month's salaries in the same period in the prior year and from additional employees hired in conjunction with the acquisitions of TELOS and HSI.

Three and nine months ended September 30, 2005 and 2004

        R&D expenses were $60.8 million, or 10% of net sales, in the three months ended September 30, 2005, compared to $56.0 million, or 9% of net sales, in the corresponding period of 2004. The increase of $4.8 million in absolute dollars of R&D expenses can be primarily attributed to the net increased headcount of approximately 221 employees resulting from various acquisitions to support both product enhancements and new product development offset by the restructuring related headcount reduction.

The higher head count contributed to an increase of $4.8 million in personnel related expenses, and $1.2 million in depreciation and facility expenses, partially offset by a decrease of professional costs of $3.2 million associated with outsourced projects in new designs and product development.

        R&D expenses for the nine months ended September 30, 2005 was previously reported as $193.1 million and has been restated to $192.7 million, a decrease of $0.4 million. R&D expenses were $192.7 million and $154.3 million, or 9% and 8% of net sales, in the nine months ended September 30, 2005 and 2004, respectively. In absolute dollars, R&D expenses increased by $38.4 million, primarily due to the hiring of additional technical personnel to support product enhancements and development, as well as retention of employees from various acquisitions and offset by the restructuring related headcount reduction which we initiated in the second quarter of 2005. Personnel expenses, including payroll, payroll taxes and benefits, increased by $19.7 million due to the net increased head count. In addition, the increase in R&D expenses also can be attributed to increased professional costs of $6.3 million associated with outsourced projects driven by numerous product development projects.

Three and nine months ended September 30, 2004 and 2003

        The increase in R&D expenses for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 was primarily due to hiring additional technical personnel to support both product enhancements and new product development. R&D headcount increased approximately 45% from an average of 2,061 employees for the three months ended September 30, 2003 to an average of 2,979 employees for the three months ended September 30, 2004. The significant majority of the increase in R&D expenses from the three months ended September 30, 2003 to the three months ended September 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our R&D teams in China and from additional employees hired in conjunction with various acquisitions.

        R&D expenses for the nine months ended September 30, 2003 was previously reported as $107.6 million and has been restated to $108.0 million, an increase of $0.4 million. R&D expense remained 8% of total sales for both the nine month periods ended September 30, 2004 and 2003. The increase in absolute dollars of R&D expenses was primarily due to hiring additional technical personnel to support both product enhancements and new product development. R&D headcount increased approximately 50% from an average of 1,776 employees for the nine months ended September 30, 2003 to an average of 2,658 employees for the nine months ended September 30, 2004. The significant majority of the increase in R&D expenses from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was attributable to higher payroll and payroll-related costs resulting from our continued expansion of our R&D teams in China, from a full nine months of salaries for CommWorks personnel as compared to four month's salaries in the same period in the prior year and from additional employees hired in conjunction with the acquisitions of TELOS and HSI.

OTHER INCOME (EXPENSES)

Three months ended March 31, 2004 and 2003

        Net other income for the three months ended March 31, 2004 was previously reported as $8.8 million and have not been restated. Net other income for the three months ended March 31, 2003 was previously reported as $4.2 million and has been restated to $4.6 million, an increase of $0.4 million.

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

Three and six months ended June 30, 2004 and 2003

        Net other income for the three months ended June 30, 2004 was previously reported as $4.3 million and have not been restated. Net other income for the three months ended June 30, 2003 was previously reported as $.2 million and has been restated to $1.5 million, an increase of $1.3 million.

        Net other income for the three months ended June 30, 2004 was primarily due to a $2.1 million tax refund received in China. Additionally, we had a currency exchange gain of $0.9 million for the second quarter 2004 as compared to a currency exchange loss of $2.3 million for the second quarter 2003. We also earned a $0.5 million dividend from one of our investments during the three months ended June 2004. Net other income for the three months ended June 30, 2003 was primarily due to consumption tax refunds in Japan.

        Net other income for the six months ended June 30, 2004 was previously reported as $13.0 million and have not been restated. Net other income for the six months ended June 30, 2003 was previously reported as $4.3 million and has been restated to $6.1 million, an increase of $1.8 million.

        Net other income for the six months ended June 30, 2004 was primarily due to our receiving a $7.8 million financial subsidy from the local Chinese government during the first quarter of 2004. This subsidy was to encourage our investment in local research and development and manufacturing activities. We also recorded a currency exchange gain of $0.5 million for the six months ended 2004 as compared to a currency exchange loss of $1.5 million for the six months ended 2003. Additionally, we had a Japanese consumption tax refund of $1.4 million during the first quarter of 2004. Net other income, beyond the restatement above, for the six months ended June 30, 2003 was primarily due to a $3.9 million reinvestment incentive payment and a $2.6 million tax refund received in China.

Three and nine months ended September 30, 2004 and 2003

        Net other income for the three months ended September 30, 2004 was previously reported as $1.2 million and has not been restated. Net other income for the three months ended September 30, 2003 was previously reported as $0.7 million and has been restated to an expense of $0.1 million, a decrease of $0.8 million. Net other income for the three months ended September 30, 2004 was primarily due to net investment gains of $1.1 million and consumption tax refunds in Japan of $0.7 million offset by currency exchange losses of $0.5 million. Net other expense for the three months ended September 30, 2003 included $1.2 million in fees associated with the sale of commercial and bank notes receivable, $1.4 million in currency exchange losses and $0.2 of other expenses, offset by consumption tax refunds in Japan of $2.7 million.

        Net other income for the nine months ended September 30, 2004 was previously reported as $14.2 million and have not been restated. Net other income for the nine months ended September 30, 2003 was previously reported as $4.1 million and has been restated to $5.1 million, an increase of $1.0 million. Net other income for the nine months ended September 30, 2004 was primarily due to our receiving $10.2 million in financial subsidies from the local Chinese government during the first two quarters of 2004. These subsidies were to encourage our investment in local research and development and manufacturing activities. We also recorded Japanese consumption tax refunds of $2.1 million, and net investment gains and dividends of $1.0 million for the nine months ended September 30, 2004. Net other income for the nine months ended September 30, 2003 was primarily due to Japanese consumption tax refunds of $4.1 million, a $3.9 million reinvestment incentive payment received in China and a $2.6 million tax refund also received in China. This was offset by $2.9 million in currency exchange losses and $1.2 million in fees associated with the sale of commercial and bank notes receivable in China.

RESTRUCTURING COSTS

Three and six months ended June 30, 2005 and 2004

        In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products. In addition, the restructuring plan was designed to allow us to reduce break-even revenues for each product line, align investments with key growth opportunities and facilitate the process of globalization. The primary goal of these improvements was to optimize our cost structure and enable us to deliver consistent and sustainable profitability for our stockholders.

        During the three and six months ended June 30, 2005, we incurred approximately $15.1 million in operating expenses relating to the restructuring plan actions, primarily consisting of $7.6 million in severance payments, $7.5 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. Included in the restructuring costs of $15.1 million are non-cash charges of $6.9 million in asset impairments. We made cash payments of $6.3 million for severance and other benefits, and $2.7 million of accrued expenses. As part of the restructuring plan, during the three and six months ended June 30, 2005 we recorded $5.5 million in inventory write-off which is associated with discontinued products. Restructuring expense related to the inventory write-off is included in cost of sales in the Consolidated Statements of Operations. As of June 30, 2005, approximately 870 employees had been terminated or placed in workforce reduction programs.

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

        During the nine months ended September 30, 2005, the Company incurred approximately $18.5 million in operating expenses in relation to the restructuring plan actions, primarily consisting of $9.8 million related to severance payments and $8.7 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. Included in the restructuring costs of $18.5 million are non-cash charges of $7.6 million in asset impairments. We made cash payments of $10.5 million for severance and other benefits, and $1.1 million of accrued expenses. As part of the restructuring plan, during the nine months ended September 30, 2005 we recorded $5.5 million in inventory write-off which is associated with discontinued products. Restructuring expense related to the inventory write-off was included in cost of sales in the Consolidated Statements of Operations. As of the end of the third quarter of 2005 approximately 965 employees had been terminated or placed in workforce reduction programs.

ASSET IMPAIRMENT

Three and six months ended September 30, 2005

        Due to the existence of impairment indicators in September 2005, it was determined that there were significant adverse changes in the business outlook which could indicate the carrying value of certain of our long-lived asset groups may not be recoverable and could indicate the fair value of our reporting units may be below their carrying value. We performed interim impairment tests on goodwill and certain other long lived assets. As a result of the impairment test, we recorded an impairment charge of long-lived assets of $218.1 million for the quarter ended September 30, 2005. This impairment charge consisted of $192.9 million of goodwill, $1.7 million of intangible assets and $23.5 million of property, plant and equipment.

INCOME TAX EXPENSE (BENEFIT)

Three months ended March 31, 2005 and 2004

        Income tax expense for the three months ended March 31, 2005 was previously reported as $7.9 million and has been restated to $7.7 million, a decrease of $0.2 million. Income tax expense for the three months ended March 31, 2004 was previously reported as $13.7 million and has been restated to $13.1 million, a decrease of $0.6 million. Our 2005 annual effective tax rate is estimated to be 27% which would have resulted in a $12.3 million tax expense for the three months ended March 31, 2005. The $4.6 million difference between the expected tax expense of $12.3 million and actual tax expense of $7.7 million is attributable to a discrete item, that being an increase in deferred tax assets due to an assessment of a local income tax for two entities in China. The difference between the U.S. statutory rate of 35% and the 2005 estimated rate of 27% was attributable to expected utilization of operating losses, permanent tax deductions related to our convertible debt offering in 2003 and lower tax rates in various jurisdictions we operate in, partially offset by application of state income taxes.

Three months ended March 31, 2004 and 2003

        Income tax expense for the three months ended March 31, 2004 was previously reported as $13.7 million and has been restated to $13.1 million, a decrease of $0.6 million. The primary reason for the income tax increased from March 2003 to March 2004 was that our income before taxes increased 34% for the three months ended March 31, 2004 from the corresponding period in 2003. Consistent with the increase in income tax expense, the overall effective tax rate increased to 19% for 2004 as compared with 17% in 2003. This increase resulted from a greater proportion of income being derived in countries with higher tax rates.

Three and six months ended June 30, 2005 and 2004

        Income tax expense for the three months ended June 30, 2005 was previously reported as a benefit of $1.5 million and has been restated to $0.2 million, an increase of $1.7 million. Income tax expense for the three months ended June 30, 2004 was previously reported as $11.0 million and has been restated to $10.2 million, a decrease of $0.8 million. The change to income tax expense is due to the tax effect of other restatement adjustments.

        The decrease in income tax expense was the result of a decrease in our pre-tax income offset, in part, by an increase in tax expense of $13.5 million primarily relating to the valuation of our deferred tax assets in China. During the quarter, UTStarcom Telecom Co., Ltd. ("HUTS") received approval for a Knowledge Intensive, Technology Intensive Certificate ("Certificate") which subjects the company to a reduced national tax rate of 15%. The approval of the Certificate currently has no effect on the local taxation of HUTS.

        Income tax expense for the six months ended June 30, 2005 was previously reported as $6.4 million and has been restated to $7.9 million, an increase of $1.5 million. Income tax expense for the six months ended June 30, 2004 was previously reported as $24.7 million and has been restated to $23.4 million, a decrease of $1.3 million. The change to income tax expense is due to the tax effect of other restatement adjustments.

        The decrease in income tax expense was the result of the tax benefit due to operating losses, offset in part by an increase in tax expense primarily relating to the valuation of our deferred tax assets in China. In the six months ended June 30, 2005, we recorded an additional tax expense of $9.0 million primarily relating to the valuation of our deferred tax assets in China. During the six months ended

June 30, 2005, HUTS received approval for a Certificate which subjects the company to a reduced national tax rate of 15%. In the previous quarter, the Company recorded a reduction in tax expense attributable to an increase in deferred tax assets arising from the assessment of a local income tax for HUTS and Hangzhou UTStarcom Telecom Co., Ltd. ("HSTC") in China. The approval of the Certificate currently has no effect on the local taxation of HUTS.

Three and six months ended June 30, 2004 and 2003

        Income tax expense for the three months ended June 30, 2004 was previously reported as $11.0 million and has been restated to $10.2 million, a decrease of $0.8 million. The primary reason for the increase in income tax expense was that the overall effective tax rate increased to 19% for 2004 as compared with 17% in 2003. This increase resulted from a greater proportion of income being derived in countries with higher tax rates.

        Income tax expense for the six months ended June 30, 2004 was previously reported as $24.7 million and has been restated to $23.4 million, a decrease of $1.3 million. Income tax expense was $17.7 million for the six months ended June 30, 2003 and was not restated. The increase in income tax expense was the result of an increase in our income before taxes of 16% for the six months ended June 30, 2004 as compared to the corresponding period in 2003, and the overall effective tax rate increased to 19% for 2004 as compared with 17% in 2003. This increase resulted from a greater proportion of income being derived in countries with higher tax rates.

Three months and nine months ended September 30, 2005 and 2004

        Income tax expense for the three months ended September 30, 2005 was previously reported as $103.7 million and has been restated to $107.5 million, an increase of $3.8 million. Income tax expense for the three months ended September 30, 2004 was previously reported as a benefit of $1.9 million and has been restated to a benefit of $2.4 million, a decrease of $0.5 million. The change to income tax expense is due to the tax effect of other restatement adjustments.

        In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance applicable to our operations as well as the amount and jurisdiction of future taxable income. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. As of September 30, 2005, we did not believe it was more likely than not that we would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets. As a result of the review undertaken at September 30, 2005, we have concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets which the cumulative losses weigh heavily in the overall assessment. Accordingly, we recorded a $98.4 million non-cash charge at September 30, 2005 in the United States and China.

        Income tax expense was $107.5 million and a benefit of $2.4 million for the three months ended September 30, 2005 and 2004, respectively. The increase in income tax expense was primarily attributable to the $98.4 million non-cash charge to provide a full valuation allowance on our remaining net deferred tax assets at September 30, 2005 in the United States and China.

        Income tax expense for the nine months ended September 30, 2005 was previously reported as $110.0 million and has been restated to $115.4 million, an increase of $5.4 million. Income tax expense for the nine months ended September 30, 2004 was previously reported as $22.8 million and has been restated to $20.9 million, a decrease of $1.9 million. The change to income tax expense is due to the tax effect of other restatement adjustments.

        Income tax expense was $115.4 million and $20.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in income tax expense was primarily attributable to a

$98.4 million non-cash charge to provide a full valuation allowance on our remaining net deferred tax assets at September 30, 2005 in the United States and China.

Three and nine months ended September 30, 2004 and 2003

        Income tax benefit for the three months ended September 30, 2004 was previously reported as $1.9 million and has been restated to $2.4 million, an increase of $0.5 million. Income tax expense for the three months ended September 30, 2003 was previously reported as $13.7 million and has been restated to $11.7 million, a decrease of $2.0 million. The decrease in our income tax expense was primarily related to a decrease in our income before taxes for the three months ended September 30, 2004 compared to the corresponding period in 2003. Further contributing to the decrease in income tax expense was that during the first two quarters of 2004 our estimated effective tax rate was 20%. This rate was reduced to 18% in Q3 of 2004 and adjusted retroactively for the year due to our revised estimate of current year taxable income and the proportional level of profits expected in China relative to other higher tax rate jurisdictions.

        Income tax expense for the nine months ended September 30, 2004 was previously reported as $22.8 million and has been restated to $20.9 million, a decrease of $1.9 million. Income tax expense for the nine months ended September 30, 2003 was previously reported as $31.4 million and has been restated to $29.4 million, a decrease of $2.0 million. The primary reason for the decrease in income tax expense was due to lower net income before tax for the nine months ended September 30, 2004 compared to the corresponding period in 2003.

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the areas of multiple element arrangements. Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under Emerging Issues Task Force Issue ("EITF") No. 00-21, and SAB 104. Multiple element arrangements primarily involve the sale of PAS, a family of wireless access handsets, wireless consumer products and core infrastructure equipment or Internet Protocol-based PAS ("iPAS"), wireless access systems that employ micro cell radio technology and specialized handsets, allowing service providers to offer subscribers both mobile and fixed access to telephone services. These multiple element arrangements include the sale of PAS or iPAS equipment with handsets, installation and training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element, and we are in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of fair value does not exist, revenue is deferred until such services are deemed complete.

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

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2, as amended, and EITF No. 03-05. We allocate revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE"). VSOE of each element is based on the price charged when the same element is sold separately. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

        We recognize revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, such as that related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all years.

        We also sell products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," ("SFAS 48"). We have developed reasonable estimates for stock exchanges. Estimates are derived based on historical experience with similar types of sales of similar products.

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

        The assessment of collectibility is also a factor in determining whether revenue should be recognized. We assess collectibility based on a number of factors, including payment history and the credit-worthiness of the customer. We do not request collateral from our customers. In international sales, we often require letters of credit from our customers that can be drawn on demand if the customer defaults on its payment. If we determine that collection of a payment is not reasonably assured, we recognize revenue at the time collection becomes reasonably assured, which is generally upon receipt of cash.

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

Product Warranty

        We provide a warranty on our equipment and handset sales for a period generally ranging from one to three years from the time of final acceptance. Very rarely, we have entered into arrangements to provide limited warranty services for periods longer than three years. The longest such warranty period is ten years. We provide for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when specific circumstances dictate.

Variable Interest Entities

        The Financial Accounting Standards Board, ("FASB") issued FASB Interpretation No. 46, ("FIN 46"). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. We adopted FIN 46 in the quarter ended December 31, 2003, and consolidated one related party deemed a VIE and for whom we are the primary beneficiary during 2003 and 2004. During the fourth quarter of 2005, we sold our equity interest, terminated all material commercial arrangements, settled bank debt and determined that we are no longer the primary beneficiary. As a result, the assets and liabilities of the entity were not consolidated as of December 31, 2005. In 2005, we invested in two additional entities, each of which is considered a VIE and included in the consolidated financial statements.

Receivables

        Although we evaluate customer credit worthiness prior to a sale, we provide an allowance for doubtful accounts for the estimated loss on trade and notes receivable when collection may no longer be reasonably assured. We assess collectibility of receivables based a number of factors including analysis of creditworthiness, our ability to collect payment and on the length of time an individual receivable balance is outstanding. We believe that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because of the length of the collection cycle for our China based receivables and the material affect of this estimate upon net income.

        We periodically reevaluate our estimate of the allowance for doubtful accounts based upon changes in facts and circumstances. Over the last few years, we have experienced a lengthening of the collection cycle of our China based receivables. The lengthened collection cycle has been attributed to a number of factors, but primarily to changes in our customers' business practices surrounding payment and to a lesser degree to the maturation of the Chinese telecommunications sector. However, based upon our collections experience this lengthening did not necessarily coincide with a change in the overall estimate of collectibility of individual receivable balances. Accordingly, we revised our estimates on collectibility of individual receivable balances at the end of 2005. The doubtful accounts allowances provided under our new estimates were $8.5 million and $10.1 million lower than would have been provided using historical estimates in 2005 and 2004, respectively. As of December 31, 2005, the allowance for doubtful accounts was $67.8 million on trade and related party receivables of $523.0 million.

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

Deferred Income Taxes

        We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Goodwill and Intangible Assets

        We have recorded goodwill and intangible assets in connection with our business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. We perform our annual goodwill impairment review in the fourth quarter of each year or when changes in circumstances indicate a potential impairment exists. In the third quarter of 2005, we determined that such circumstances existed and performed an impairment review at the reporting unit level that resulted in an asset impairment charge. When assessing potential impairment to goodwill, we compare our book value to our fair market value. Fair market value is determined based on the present value of estimated future cash flows.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board, "FASB," issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"). SFAS 123(R) will require us to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. We do not currently have any plans to modify our existing compensation programs.

        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123(R).

        On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to annual periods beginning after June 15, 2005. The cumulative effect of the initial application of this statement, if any, is to be recognized as of the effective date. SFAS 123(R) allows for two alternative transition methods, the modified prospective or the modified retrospective application. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date will be recognized as the requisite service is rendered over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. All new awards and awards that are modified, repurchased or cancelled after the option date will be accounted for under the provisions of SFAS 123(R). Under the modified retrospective application, prior period financial statements are adjusted to give effect to the fair value based method of accounting for compensation cost for awards granted, modified or settled in cash on a basis consistent with the pro forma disclosures required for those periods by SFAS 123, as amended by SFAS 148. We have determined to adopt the modified prospective application and use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We currently expect the impact of the adoption of SFAS 123(R) to increase compensation costs by approximately $15 million in 2006.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29," ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on our consolidated financial position or results of operations.

        In November 2004, the FASB issued SFAS 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

        In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument' in EITF Issue 00-19 "Accounting for

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,"' which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on our consolidated financial position or results of operations.

        In June 2005, FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which will require entities that voluntarily make a change in accounting principles to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes ("APB 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.

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

Interest Rate Risk:

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short-term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S. interest rates since the majority of our funds are invested in instruments with maturities of less than one year. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. In accordance with our investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(in thousands)
Cash and cash equivalents	$645,571	$562,532
Average interest rate	1.76%	0.84%
Restricted cash	$53,680	$24,712
Average interest rate	3.80%	1.93%
Restricted short-term investments	$—	$8,635
Average interest rate	0.00%	2.48%
Short-term investments	$13,266	$136,283
Average interest rate	1.44%	1.50%
Total investment securities	$712,517	$732,162
Average interest rate	1.91%	1.02%

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

Debt Investment Risk:

        Our debt investment portfolio consists of a $9.0 million note receivable from BB Modem, an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loan.

Foreign Exchange Rate Risk:

        We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been slight, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. The balance of cash and short-term investment balance held in China was $500.1 million at December 31, 2005. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar. Additionally, during 2005 we made significant sales in both

Japanese Yen and in Euros. We maintain Japanese yen bank accounts for purchasing portions of our inventories and supplies.

        Our revenues, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions using forward foreign currency exchange rate contracts. We have not hedged any such transactions, and due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. As a global concern, we face exposure to adverse movements in foreign currency exchange rates.

        We have performed a sensitivity analysis as of December 31, 2005, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The analysis covers all of our underlying exposures for foreign currency denominated financial instruments. The foreign currency exchange rates used were based on market rates in effect at December 31, 2005. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign currency denominated financial instruments of $8.7 million at December 31, 2005.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	109
Consolidated Balance Sheets at December 31, 2005 and 2004 (restated)	114
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 (restated), and 2003 (restated)	115
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 (restated) and 2003 (restated)	116
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (restated), and 2003 (restated)	117
Notes to Consolidated Financial Statements	118
Quarterly Financial Data (unaudited and restated)	179
Condensed consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, the three and six months ended June 30, 2005 and 2004, the three and nine months ended September 30, 2005 and 2004 and the three months ended December 31, 2005 and 2004	179
Condensed consolidated Balance Sheets as of March 31, 2005 and 2004, June 30, 2005 and 2004, and September 30, 2005 and 2004	189
Condensed consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, the six months ended June 30, 2005 and 2004, and the nine months ended September 30, 2005 and 2004	193
Financial Statement Schedules:
For each of the three years in the period ended December 31, 2005, 2004, and 2003	244
I—Condensed Financial Information of Registrant (restated)	244
II—Valuation and Qualifying Accounts	252

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UTStarcom, Inc.:

        We have completed integrated audits of UTStarcom, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004 and 2003 consolidated financial statements.

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that UTStarcom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because (1) the Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements, (a) the Company did not maintain effective controls over its revenue and deferred revenue accounts and associated costs of sales, (b) the Company did not maintain effective controls over its inventory, deferred costs and inventory reserve accounts and associated costs of sales, (c) the Company did not maintain effective controls over its accrued expenses, primarily related to its China operations, (d) the Company did not maintain effective controls over its process to ensure the completeness and accuracy of the preparation and review of its consolidated financial statements, (e) the Company did not maintain effective controls over its income tax provision and related balance sheet accounts, (f) the Company did not maintain effective controls over the segregation of duties and user access to certain automated business process applications associated with its Personal Communications Division, (2) the Company did not maintain effective controls over the identification of and accounting for related party relationships and related party transactions, (3) the Company did not maintain effective controls over the monitoring of its business unit and affiliate accounting functions and (4) the Company did not maintain an effective control environment, (a) the Company failed to prevent or detect instances of override related to controls over customer agreements, (b) the Company did not maintain an effective financial reporting organizational structure to support the size, complexity, operating activities or locations of the Company, and (c) the Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:

          1.     The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements.    This material weakness contributed to the following control deficiencies each of which is considered to be a material weakness:

  (a)
  The Company did not maintain effective controls over its revenue and deferred revenue accounts and associated cost of sales. Specifically, the Company's controls over the recording and review of its revenue and deferred revenue accounts were not adequate to ensure that such accounts were completely and accurately recorded. In particular, revenue recognition criteria were not properly assessed with respect to transactions containing non-standard contractual terms and conditions, including amendments and side agreements, and, to the identification of the appropriate costs associated with certain sales transactions. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and also resulted in the restatement of the Company's consolidated financial statements for the years ended 2003 and 2004 and for each quarter within these years and for the first three quarters of 2005 to properly recognize revenue and cost of sales.

  (b)
  The Company did not maintain effective controls over its inventory, deferred costs and inventory reserve accounts and associated cost of sales. Specifically, the Company's controls failed to adequately identify, document and analyze the conditions that should have been considered relative to the existence and expected recoverability of inventory and deferred costs. In addition, controls were not adequate to properly track and confirm inventory movements or ensure the completeness and accuracy of cost of sales. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements to correct cost of sales and the related inventory and deferred costs accounts.

  (c)
  The Company did not maintain effective controls over its accrued expenses, primarily related to its China operations. Specifically, the Company's controls, including the review of accrued expenses as part of the financial close process, were not adequate to ensure the complete and accurate recording of accrued expenses in the proper period. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements to correct accrued expenses and the related income statement accounts.

  (d)
  The Company did not maintain effective controls over its process to ensure the completeness and accuracy of the preparation and review of its consolidated financial statements. Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness and accuracy of its consolidated financial statements and disclosures, including the support for the accounting positions taken with respect to non-routine transactions, assets and liabilities of affiliates, segment reporting, income tax accounting, proper classification of inventory and deferred costs, warranty reserves, deferred revenue and accounts receivable, and revenue and cost of sales. This control deficiency resulted in audit adjustments and additional disclosures to the 2005 consolidated financial statements to correct the aforementioned accounts and disclosures.

  (e)
  The Company did not maintain effective controls over its income tax provision and related balance sheet accounts. Specifically, the Company did not have effective controls to ensure the completeness and accuracy of its income taxes payable, deferred income tax assets and liabilities, other long-term assets, prepaids and other current assets accounts related to the calculation of the Company's estimated 2005 quarterly income tax provision. This control deficiency resulted in audit adjustments to the third quarter 2005 consolidated financial statements to correct the provision for income taxes, stockholders' equity, income taxes payable, other long-term assets, prepaids and other current assets.

  (f)
  The Company did not maintain effective controls over the segregation of duties and user access to certain automated business process applications associated with its Personal Communications Division. Specifically, the Company did not ensure that its controls sufficiently limited access by information technology or finance personnel to only those automated applications and information necessary to the performance of their individual job responsibilities. This control deficiency existed with respect to financial reporting, revenue, inventory and purchasing applications associated with the Personal Communications Division.

          Each of these control deficiencies could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

          2.     The Company did not maintain effective controls over the identification of and accounting for related party relationships and related party transactions.    Specifically, the Company's controls were ineffective in identifying all significant related party transactions on a timely basis in order for such transactions to be appropriately reflected in the Company's consolidated financial statements in accordance with generally accepted accounting principles. This control deficiency could result in a misstatement of the Company's consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

          3.     The Company did not maintain effective controls over the monitoring of its business unit and affiliate accounting functions.    The Company did not maintain effective controls over its review and supervision of its business unit and affiliate accounting operations. Specifically, corporate senior financial management did not provide adequate oversight of the accounting functions based principally in Japan, China and New York. In addition, there was not sufficient and accurate information to effectively monitor the financial results for such operations. Reviews of local financial results were inadequate in either their design or operation to detect errors in the Company's consolidated financial statements as described in items 1 and 2 above. Additionally, this control deficiency could result in a misstatement of the Company's consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

          4.     The Company did not maintain an effective control environment.    Specifically, the following material weaknesses were identified within the control environment:

    (a)
    The Company failed to prevent or detect instances of override related to controls over customer agreements. Specifically, this control deficiency permitted the override of established controls by allowing for the creation of side agreements with certain customers which obligated the Company to perform certain services without the receipt of additional consideration. The existence of these agreements was not communicated to either the Company's financial reporting function or its independent registered public accounting firm.

    (b)
    The Company did not maintain an effective financial reporting organizational structure to support the size, complexity, operating activities or locations of the Company. In addition, the Company did not maintain a sufficient complement of financial reporting personnel commensurate with the Company's financial reporting requirements as referenced in 1 above. Furthermore, the Company did not maintain sufficient formalized and consistent finance and accounting policies and procedures nor did it detect instances of non-compliance with such existing policies and procedures.

    (c)
    The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations. Specifically, this control deficiency may have permitted violations of certain Securities and Exchange Commission regulations related to previous financial disclosures and the Foreign Corrupt Practices Act, related to alleged potential payments made to government officials.

          Each of these control deficiencies could result in a misstatement of the Company's consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        In our opinion, management's assessment that UTStarcom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, UTStarcom, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

San Jose, California
June 1, 2006

UTSTARCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	December 31, 2004
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$645,571	$562,532
Short-term investments	13,266	136,283
Accounts receivable, net of allowances for doubtful accounts of $67,789 and $49,438	453,671	716,781
Accounts receivable, related parties, net of allowances for doubtful accounts of $5 and $1,769	69,293	86,988
Notes receivable	2,065	26,982
Inventories	425,955	590,832
Deferred costs/Inventories at customer sites under contracts	239,876	228,060
Prepaids	61,795	112,525
Short-term restricted cash and investments	53,680	33,347
Current deferred taxes	177	143,446
Other current assets	37,090	42,058

Total current assets	2,002,439	2,679,834
Property, plant and equipment, net	233,403	268,759
Long-term investments	26,023	35,590
Goodwill	3,063	180,627
Intangible assets, net	75,313	98,211
Other long-term assets	25,811	85,385

Total assets	$2,366,052	$3,348,406

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320,677	$407,536
Short-term debt	198,826	351,183
Income taxes payable	33,608	143,778
Customer advances	221,301	364,197
Deferred revenue	69,030	67,006
Other current liabilities	289,867	242,921

Total current liabilities	1,133,309	1,576,621
Long-term deferred revenue	20,958	—
Long-term debt	274,900	410,655

Total liabilities	1,429,167	1,987,276

Commitments and contingencies (Note 18)
Minority interest in consolidated subsidiaries	8,338	5,025

Stockholders' equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 120,585,158 and 114,486,632 at December 31, 2005 and 2004, respectively	152	144
Additional paid-in capital	1,168,166	1,123,065
Deferred stock compensation	(3,493)	(6,102)
(Accumulated deficit) Retained earnings	(253,174)	234,185
Accumulated other comprehensive income	16,896	4,813

Total stockholders' equity	928,547	1,356,105

Total liabilities, minority interest and stockholders' equity	$2,366,052	$3,348,406

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2005	2004	2003
		(restated)	(restated)
Net sales
Unrelated party	$2,533,792	$2,539,706	$1,756,785
Related party	395,551	144,673	184,436

	2,929,343	2,684,379	1,941,221
Cost of net sales
Unrelated party	2,258,824	1,996,188	1,245,761
Related party	206,902	91,409	79,518

Gross profit	463,617	596,782	615,942

Operating expenses:
Selling, general and administrative	372,291	303,822	188,859
Research and development	247,133	219,045	155,676
In-process research and development	660	1,400	10,686
Amortization of intangible assets	25,853	15,551	8,370
Restructuring	29,669	—	—
Impairment of long-lived assets	218,094	12,706	—

Total operating expenses	893,700	552,524	363,591

Operating (loss) income	(430,083)	44,258	252,351

Interest income	7,091	6,172	3,194
Interest expense	(16,764)	(6,916)	(4,671)
Gain on extinguishment of subordinated notes	31,392	—	—
Other income, net	43,665	15,431	5,345

(Loss) Income before income taxes, minority interest and equity in loss of affiliated companies	(364,699)	58,945	256,219
Income tax expense (benefit)	117,889	(11,894)	42,112
Minority interest in losses of consolidated subsidiaries	692	285	1,009
Equity in loss of affiliated companies	(5,463)	(1,300)	(5,260)

Net (loss) income	$(487,359)	$69,824	$209,856

(Loss) Earnings per share—Basic	$(4.16)	$0.61	$2.02
(Loss) Earnings per share—Diluted	$(4.16)	$0.54	$1.70
Weighted average shares used in per-share calculation:
—Basic	117,034	114,135	103,659

—Diluted	117,034	135,541	124,909

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock				Retained Earnings (Accumulated Deficit)	Notes Receivable from Stockholders	Accumulated Other Comprehensive Income (loss)
			Additional Paid-in-Capital	Deferred Stock Compensation				Total Stockholders' Equity	Comprehensive Income (loss)
	Shares	Amount
Balances, December 31, 2002	106,787,908	$135	$658,546	$(11,766)	$120,520	$(282)	$(758)	$766,395
Common stock issued upon exercise of options	4,490,195	6	55,053					55,059
Common stock issued upon ESPP purchases	261,103		3,839					3,839
Repurchase of Softbank shares, including fees	(8,000,000)	(10)	(46,605)		(92,994)			(139,609)
Purchase of convertible bond hedge and call option			(43,792)					(43,792)
Common stock issued in connection with acquisitions	733,271		12,234					12,234
Deferred compensation related to RollingStreams acquisition				(434)				(434)
Cancellation of deferred compensation charges due to employee terminations			(156)	156				—
Amortization of deferred stock compensation				4,283				4,283
Tax benefits for non-qualified stock option exercises			15,364					15,364
Collections of notes receivable from stockholders						282		282
Net income (as restated)					209,856			209,856	$209,856
Other comprehensive income:
Unrealized holding gain (net of tax of $506)							2,166	2,166	2,166
Translation adjustment							2,012	2,012	2,012

Total comprehensive income (as restated)									$214,034

Balances, December 31, 2003 (as restated)	104,272,477	131	654,483	(7,761)	237,382	—	3,420	887,655
Common stock issued upon exercise of options	1,191,877	2	18,525					18,527
Common stock issued upon ESPP purchases	445,844		7,130					7,130
Common stock issued upon secondary offering, net of expenses	12,100,000	15	474,539					474,554
Common stock issued upon exercise of warrants	32,000		80					80
Repurchase Plan, including fees	(3,555,566)	(4)	(34,544)		(73,021)			(107,569)
Amortization of deferred stock compensation				519				519
Cancellation of deferred compensation charges due to employee terminations			(1,140)	1,140				—
Tax benefits for non-qualified stock option exercises			3,992					3,992
Net income (as restated)					69,824			69,824	$69,824
Other comprehensive income:
Unrealized holding loss (net of tax of $516)							(1,351)	(1,351)	(1,351)
Translation adjustment							2,744	2,744	2,744

Total comprehensive income									$71,217

Balances, December 31, 2004 (as restated)	114,486,632	144	1,123,065	(6,102)	234,185	—	4,813	1,356,105
Common stock issued upon exercise of options	198,450	1	1,190					1,191
Common stock issued upon ESPP purchases	911,976	1	5,760					5,761
Common stock issued upon debt extinguishment	4,988,100	6	37,562					37,568
Common stock issued upon settlement of stock hedge			1,446					1,446
Amortization of deferred stock compensation				2,153				2,153
Cancellation of deferred compensation charges due to employee terminations			(456)	456				—
Restricted stock compensation			106					106
Tax detriment for non-qualified stock option exercises			(507)					(507)
Net loss					(487,359)			(487,359)	$(487,359)
Other comprehensive income:
Unrealized holding loss (net of tax of $11)							(30)	(30)	(30)
Translation adjustment							12,113	12,113	12,113

Total comprehensive loss									$(475,276)

Balances, December 31, 2005	120,585,158	$152	$1,168,166	$(3,493)	$(253,174)	$—	$16,896	$928,547

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31
	2005	2004	2003
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(487,359)	$69,824	$209,856
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	98,550	76,203	44,708
Loss on sale of assets	2,559	2,201	1,920
Impairment of long-lived assets	218,094	12,706	—
Non-cash settlement of restructuring charges	17,250	—	—
In-process research and development	660	1,400	10,686
(Gain) loss on sale of investment	(46,576)	(1,912)	73
Provision for doubtful accounts	18,210	21,284	4,922
Provision for deferred cost reserve	12,868	18,277	—
Gain on extinguishment of subordinated notes	(31,392)	—	—
Deferred income taxes	172,005	(119,074)	(13,962)
Other	18,050	5,428	12,444
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	268,167	(453,862)	(151,022)
Inventories	165,923	(175,881)	(67,992)
Deferred costs/Inventories at customer sites under contracts	(18,567)	285,127	(316,195)
Other current and non-current assets	95,802	(16,273)	(111,444)
Accounts payable	(87,811)	97,689	(5,314)
Income taxes payable	(110,209)	133,509	16,626
Customer advances	(150,313)	(116,917)	317,182
Deferred revenue	22,008	21,877	27,485
Other current liabilities	40,464	43,389	65,200

Net cash provided by (used in) operating activities	218,383	(95,005)	45,173

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(64,396)	(135,575)	(123,214)
Investment in affiliates	(3,550)	(19,292)	(661)
Issuance of note receivable to related party	—	—	(10,071)
Purchase of businesses, net of cash acquired	(24,326)	(217,751)	(106,713)
Purchase of intangible assets	(750)	(4,158)	(2,340)
Change in restricted cash and investments	(18,418)	(8,943)	(3,153)
Purchase of short-term investments	(165,284)	(319,253)	(147,544)
Proceeds from sale of short-term investments	346,966	236,497	217,180
Other	(105)	428	21

Net cash provided by (used in) investing activities	70,137	(468,047)	(176,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	6,952	25,737	58,878
Purchase of convertible bond hedge and call option	—	—	(43,792)
Proceeds from borrowings	436,678	390,000	422,976
Payments on borrowings	(653,123)	(40,000)	(23,389)
Repurchase of stock	—	(107,569)	(139,609)
Proceeds from equity offering	—	474,554	—
Other	6,689	—	282

Net cash provided by (used in) financing activities	(202,804)	742,722	275,346
Effect of exchange rate changes on cash and cash equivalents	(2,677)	5,115	1,779

Net increase in cash and cash equivalents	83,039	184,785	145,803
Cash and cash equivalents at beginning of period	562,532	377,747	231,944

Cash and cash equivalents at end of period	$645,571	$562,532	$377,747

Supplemental disclosure of cash flow information:

Cash paid:
Interest	$14,197	$5,074	$2,795
Income taxes	$11,265	$11,177	$47,192
Non-cash operating activities
Accounts receivable transferred to notes receivable	$55,065	$118,021	$92,181
Common stock issued in conjunction with acquisitions	$—	$—	$12,234
Non-cash financing activities
Common stock issued in conjunction with debt extinguishment	$37,568	$—	$—

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

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

        The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2003 and 2004. Accordingly, the consolidated balance sheets at December 31, 2004 and 2003 (2003 not presented herein), and consolidated statements of operations, stockholders' equity and cash flows for the years then ended appearing in this Form 10-K have been restated from amounts previously reported. In addition, this restatement also impacts the previously issued unaudited condensed consolidated financial statements for the interim reporting periods during the years ended December 31, 2005, 2004 and 2003. See "Quarterly Financial Data (unaudited)" in this Form 10-K following these Notes to the Consolidated Financial Statements for a presentation of the effects of the restatement on the financial results for the interim periods.

        This restatement follows completion of an investigation by independent legal counsel with the assistance of forensic accountants that was ordered by and under the direction of the Audit Committee of the Company's Board of Directors. The genesis for this independent investigation was the discovery, in December 2005, of two previously unknown side letter agreements provided to a customer in India in 2004 and 2005. The side letter agreements obligated the Company to deliver a variety of software bug fixes, features, updates and upgrades for no additional consideration, and, contrary to Company policy, these side letter agreements were withheld from the Company's financial management and the Company's independent registered public accounting firm. Therefore, neither management nor the Company's independent registered public accounting firm were able to properly evaluate their effect on the recognition of revenue under contracts with this customer.

        The independent investigation's initial focus was on the potential existence of other unknown side letter agreements with customers, but the investigation was broadened to encompass other areas involving revenue recognition and some non-revenue related areas to ensure completeness of the investigation. The Audit Committee did not restrict the scope of the independent investigation.

        Upon completion of the independent investigation, the investigation team shared its final findings with the Audit Committee and with the Company's independent registered public accounting firm. Financial management conducted follow-up procedures to ensure the information provided by the investigation team was complete, attempted to locate any additional relevant information, and then evaluated the initial accounting for these transactions given the newly available additional information to determine whether the initial accounting was appropriate. Based on the evaluation of available information, management concluded that the original amount of the revenue recognized under contracts with certain customers and other matters discovered as part of the investigation constituted accounting errors. In making a decision regarding whether a restatement of the previously issued financial statements was required, consideration was given to the individual and aggregate effect of all potential restatement adjustments as well as qualitative issues that enter into materiality decisions.

        The following summary presents the effects of the restatement on previously reported operating results for the years ended December 31, 2003 and 2004 (in millions, except per share amounts):

	2003				2004
	Previously Reported	As Restated	Net Adjustment	Percent	Previously Reported	As Restated	Net Adjustment	Percent
	(in millions except per share data)
Net Sales	$1,965.2	$1,941.2	$(24.0)	(1.2%)	$2,703.6	$2,684.4	$(19.2)	(0.7%)
Net Income/(Loss)	$215.6	$209.9	$(5.7)	(2.6%)	$73.4	$69.8	$(3.6)	(4.9%)
Diluted Earnings/(Loss) per Share	$1.75	$1.70	$(0.05)	(2.9%)	$0.56	$0.54	$(0.02)	(3.6%)

        The restatement consists primarily of adjustments for errors in the timing of when revenues, cost and expenses should have been recognized in accordance with generally accepted accounting principles (see below for details on the restatement adjustments). It resulted in no change to reported cash balances at the end of the restatement period or as of December 31, 2005. Revenues, contract costs and profits deferred at the end of the restatement period will be recognized in the Company's consolidated statements of operations of future periods when conditions that permit revenue recognition in accordance with generally accepted accounting principles are met.

        The errors and resulting restatement adjustments fall into four categories:

Revenue Recognition

        In accounting for contracts with multiple elements (multiple element contracts), the Company had previously recognized revenue under certain customer contracts for features that had been determined by the Company to have been delivered. However, as a result of additional information obtained from the investigation, it was determined that in some instances the customer was delivered product that did not contain all of the features or functionality specified in the customer contract. In these cases, the missing features or functionality were part of the original product specifications of the product purchased. Thus the Company did not meet the delivery criterion of the applicable accounting framework, (i.e., SAB 104 or SoP 97-2, as applicable) and revenue should not have been recognized in those instances.

        In other cases, the Company promised to provide additional features or functionality as specified upgrades to the original product specifications, which, therefore constitute additional contract deliverables. However, as these additional specified contract elements were not delivered at the time that the Company recognized revenue under these arrangements, the Company should have deferred some revenue for these undelivered specified elements, based on their fair value. As the Company did not have the requisite evidence of fair value (as specified in the applicable accounting framework; i.e., EITF 00-21 or SAB 104) for these undelivered elements, the Company should have deferred all of the revenue it recognized until the earlier of the point at which the Company developed evidence of fair value for the undelivered elements as called for by the applicable accounting standard or when the undelivered elements were completely delivered.

        Restatement adjustments were made to defer the recognition of revenue and related costs from periods in which they were originally recorded until such time as the appropriate criteria for revenue recognition are met.

        All of the revenue restatements in 2003 and 2004 were related to sales of products and services to customers in emerging markets outside of China.

        In the case of revenue errors and related restatements for the contracts with the customer in India, the recently discovered side letter agreements were withheld from the Company's financial management and the Company's independent registered public accounting firm by former members of the Company's management. The independent investigation also discovered documents containing changes in contract terms concerning three other significant international contracts that were not communicated to the Company's financial management or the Company's independent registered public accounting firm. Without this missing information, the Company improperly recognized revenue from these contracts.

        As part of the restatement adjustment, the Company deferred a total of $13.3 million in gross profit at December 31, 2004. Substantially all of this amount is related to three significant international contracts. In 2005, $6.4 million of the deferred amount was recognized as all conditions necessary for revenue to be recognized were achieved. The remaining deferred amounts will be recognized in future periods when the appropriate criteria for revenue recognition have been met.

Rebate Accrual

        As part of the restatement adjustments, the Company has accrued $3.1 million through a reduction of revenues in 2005 to properly account for the timing of the Company's estimated obligation for customer rebates and other sales adjustments arising during this period. This adjustment does not impact prior periods.

Inventory Valuation

        Inventory reserves are established for estimated obsolescence or unmarketable inventory to reduce the inventories' net carrying value to the lower of cost or net realizable value. The Company has an established methodology for determining the inventory reserve required at each reporting period. The independent investigation, however, uncovered an additional general inventory reserve of $1.0 million provided through an increase in cost of sales in the second quarter of 2003 apparently based on the growth in gross inventory amounts in that quarter; this general inventory reserve was unsupported by the Company's accounting records or reserving methodologies. The Company reversed it in the fourth quarter of 2004, through a reduction of cost of sales. The Company's inventory reserves at December 31, 2004, based on its established inventory reserving methodologies, were considered fairly stated at that date. Because there is no documentation of how the amount of the reserve was calculated or why it was necessary in the second quarter of 2003, the Company eliminated this inventory reserve as part of this restatement to reflect the consistent use of its methodology for establishing its inventory reserves throughout the restatement period.

Other

        The Company corrected other miscellaneous items identified as part of the Restatement, none of which are individually significant to the Company's consolidated financial position, results of operations or cash flows for any period during the restatement period. Most of these items involve errors in the timing of when items were initially recorded; they have been restated to present the expense or revenue in the proper period.

        The following tables summarize the impact of all restatement adjustments on previously reported net income, basic and diluted earnings per share for the years ended December 31, 2004 and 2003, and assets, liabilities and stockholders' equity on the consolidated balance sheet at December 31, 2004:

	Year Ended December 31,
	2004	2003
	(in thousands, except per share amounts)
Net income as previously reported	$73,415	$215,532
Restatement adjustments (pretax):
Revenue Recognition and Related Cost of Sales Adjustments	(3,819)	(9,443)
Inventory Valuation	(1,000)	1,000
Other Adjustments	(825)	(520)

Total net restatement adjustments (pre-tax)	(5,644)	(8,963)
Tax effect of restatement adjustments above	2,053	3,287

Total net restatement adjustments	(3,591)	(5,676)

Net income as restated	69,824	209,856

Earnings per share—basic and diluted:
Basic earnings per share as originally reported	$0.64	$2.08
Effect of net restatement adjustments	(0.03)	(0.06)

Basic earnings per share as restated	$0.61	$2.02

Diluted earnings per share as originally reported	$0.56	$1.75
Effect of net restatement adjustments	(0.02)	(0.05)

Diluted earnings per share as restated	$0.54	$1.70

	As of December 31, 2004
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
	(in thousands)
As previously reported	$3,316,005	$1,945,608	$5,025	$1,365,372
Revenue Recognition and Related Cost of Sales Adjustments	27,061	40,324	—	(13,263)
Inventory Valuation	—	—	—	—
Other Adjustments	—	1,344	—	(1,344)
Tax effect of restatement adjustments above	5,340	—	—	5,340

Total net restatement adjustments	32,401	41,668	—	(9,267)

As restated	$3,348,406	$1,987,276	$5,025	$1,356,105

        The following tables summarize the impact of all restatement adjustments on previously issued consolidated statements of operations for the years ended December 31, 2004 and 2003.

	Year Ended December 31, 2004
	As Previously Reported	Total Adjustments	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$2,558,908	$(19,202)	$2,539,706
Related party	144,673	—	144,673

	2,703,581	(19,202)	2,684,379
Cost of net sales
Unrelated party	2,010,571	(14,383)	1,996,188
Related party	91,409	—	91,409

Gross profit	601,601	(4,819)	596,782
Operating expenses:
Selling, general and administrative	302,997	825	303,822
Research and development	219,045	—	219,045
In-process research and development	1,400	—	1,400
Amortization of intangible assets	15,551	—	15,551
Impairment on long-lived assets	12,706	—	12,706

Total operating expenses	551,699	825	552,524

Operating income	49,902	(5,644)	44,258

Interest income	6,172	—	6,172
Interest expense	(6,916)	—	(6,916)
Other income, net	15,431	—	15,431

Income before income taxes, minority interest and equity in loss of affiliated companies	64,589	(5,644)	58,945
Income tax benefit	(9,841)	(2,053)	(11,894)
Minority interest in losses of consolidated subsidiaries	285	—	285
Equity in loss of affiliated companies	(1,300)	—	(1,300)

Net income	$73,415	$(3,591)	$69,824

Earnings per share—Basic	$0.64	$(0.03)	$0.61
Earnings per share—Diluted	$0.56	$(0.02)	$0.54

	Year Ended December 31, 2003
	As Previously Reported	Total Adjustments	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$1,780,751	$(23,966)	$1,756,785
Related party	184,436	—	184,436

	1,965,187	(23,966)	1,941,221
Cost of net sales
Unrelated party	1,261,284	(15,523)	1,245,761
Related party	79,518	—	79,518

Gross profit	624,385	(8,443)	615,942

Operating expenses:
Selling, general and administrative	188,339	520	188,859
Research and development	155,252	424	155,676
In-process research and development	10,686	—	10,686
Amortization of intangible assets	8,370	—	8,370

Total operating expenses	362,647	944	363,591

Operating income	261,738	(9,387)	252,351

Interest income	3,194	—	3,194
Interest expense	(4,671)	—	(4,671)
Other income, net	4,921	424	5,345

Income before income taxes, minority interest and equity in loss of affiliated companies	265,182	(8,963)	256,219
Income tax expense	45,399	(3,287)	42,112
Minority interest in losses of consolidated subsidiaries	1,009	—	1,009
Equity in loss of affiliated companies	(5,260)	—	(5,260)

Net income	$215,532	$(5,676)	$209,856

Earnings per share—Basic	$2.08	$(0.06)	$2.02
Earnings per share—Diluted	$1.75	$(0.05)	$1.70

Balance Sheet

        The following table presents the impact of the restatement adjustments on the previously reported consolidated balance sheet as of December 31, 2004.

	As of December 31, 2004
	As Previously Reported	Total Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$562,532	$—	$562,532
Short-term investments	136,283	—	136,283
Accounts receivable, net of allowances for doubtful accounts	719,625	(2,844)	716,781
Accounts receivable, related parties, net of allowances for doubtful accounts	86,988	—	86,988
Notes receivable	26,982	—	26,982
Inventories	590,832	—	590,832
Deferred costs/Inventories at customer sites under contracts	198,155	29,905	228,060
Prepaids	112,525	—	112,525
Short-term restricted cash and investments	33,347	—	33,347
Current deferred taxes	143,123	323	143,446
Other current assets	42,058	—	42,058

Total current assets	2,652,450	27,384	2,679,834
Property, plant and equipment, net	268,759	—	268,759
Long-term investments	35,590	—	35,590
Goodwill	180,627	—	180,627
Intangible assets, net	98,211	—	98,211
Other long-term assets	80,368	5,017	85,385

Total assets	$3,316,005	$32,401	$3,348,406

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$407,536	$—	$407,536
Short-term debt	351,183	—	351,183
Income taxes payable	143,778	—	143,778
Customer advances	323,938	40,259	364,197
Deferred revenue	66,941	65	67,006
Other current liabilities	241,577	1,344	242,921

Total current liabilities	1,534,953	41,668	1,576,621
Long-term debt	410,655	—	410,655

Total liabilities	1,945,608	41,668	1,987,276

Minority interest in consolidated subsidiaries	5,025	—	5,025

Stockholders' equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares	144	—	144
Additional paid-in capital	1,123,065	—	1,123,065
Deferred stock compensation	(6,102)	—	(6,102)
Retained earnings	243,452	(9,267)	234,185
Accumulated other comprehensive income	4,813	—	4,813

Total stockholders' equity	1,365,372	(9,267)	1,356,105

Total liabilities, minority interest and stockholders' equity	$3,316,005	$32,401	$3,348,406

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

        The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (over 50 percent) owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of the consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. The Company also consolidates variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities."

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

Short-term Investments:

        Short-term investments consist of investments with original or remaining maturities of more than three months but less than twelve months. In accordance with the Company's investment policy, all short-term investments are invested in "investment grade" rated securities with a minimum of A or better ratings. Currently, most of the Company's short-term investments have AA or better ratings. Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as a separate component of stockholders' equity. Unrealized losses on securities classified as available-for-sale that are determined to be other-than-temporary are reported in earnings. Realized gains and losses are reported in earnings. The fair value of investments is based on quoted market prices. At December 31, 2005 and 2004, short-term investments in available-for-sale securities consisted of:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Debt securities	$13,266	$—	$13,266

Total current available for-sale securities	$13,266	$—	$13,266

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(in thousands)
Debt securities	$136,283	$—	$136,283

Total current available for-sale securities	$136,283	$—	$136,283

Long-term Investments:

        The Company has investments in various privately held companies and investments funds. Investments in less than majority-owned affiliates over which we exercise significant influence are accounted for under the equity method pursuant to Accounting Principles Board Opinion No. 18, ("The Equity Method of Accounting for Investments in Common Stock.") All other investments in affiliates are carried at cost. The Company monitors for impairment and makes appropriate reductions in the carrying value if the Company determines that an impairment charge is required based on the financial condition and near-term prospects of these companies.

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue ("EITF") No. 00-21, ("Accounting for Revenue Arrangements with Multiple Deliverables) and SEC Staff Accounting Bulletin No. 104 ("Revenue Recognition"). Multiple element arrangements primarily involve the sale of equipment, installation, training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of fair value does not exist, revenue is deferred until such services are deemed complete, or until the time the Company can establish verifiable objective evidence.

        Final customer acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and the Company is entitled to the full payment. The Company will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, the Company does not recognize revenue when cash payments are received from customers for transactions that do not have the customer's final acceptance. The Company records these cash receipts as customer advances, and defers revenue recognition until final acceptance is received.

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2, ("Software Revenue Recognition,") as amended, and EITF No. 03-05, ("Applicability of SOP 97-2 to non-software deliverables containing more than incidental software.") The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE"). VSOE of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract revenue is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred and recognized when delivery of all elements occurs or when VSOE can be established.

        The Company recognizes revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, principally related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all years.

        The Company also sells products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." In most situations the Company has developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

        The Company has sales agreements with certain wireless customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to such customers or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. The Company estimates the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions and records its estimate of the rebate amount at the time of the sale. The Company also enters into sales incentive programs, such as co-marketing arrangements, with certain wireless and handset customers. The Company records the incurred incentive as a reduction of revenue when the sales revenue is recognized.

        The assessment of collectibility is also a factor in determining whether revenue should be recognized. The Company assesses collectibility based on a number of factors, including payment history and the credit-worthiness of the customer. The Company does not request collateral from its customers. In international sales, the Company often requires letters of credit from its customers that can be drawn on demand if the customer defaults on its payment. If the Company determines that collection of a payment is not reasonably assured, the Company defers revenue recognition until collection becomes reasonably assured, which is generally upon receipt of cash.

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

Product Warranty:

        The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to three years from the time of final acceptance. Very rarely, the Company has entered into arrangements to provide limited warranty services for periods longer than three years. The longest such warranty period is ten years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when circumstances dictate.

Accounts and Notes Receivable:

        The Company accepts bank notes and commercial notes from its customers in China in the normal course of business and estimates the collectibility of its trade receivables and notes receivable. The notes are typically non-interest bearing, with maturity dates between three and six months. An allowance for doubtful accounts is maintained for the estimated losses on the trade receivables and notes receivable when collection may no longer be reasonably assured. The Company assesses collectibility of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectibility is doubtful, the Company records an allowance against the receivable. If a customer's financial condition were to deteriorate, causing their ability to make payments to suffer as a result, the allowances for receivables may need to be increased. With greater concentration of accounts receivable with certain customers, the financial conditions of any specific or individual customer may result in increased concentration risk exposure. Allowances for doubtful accounts were $67.8 million and $51.2 million at December 31, 2005 and 2004, respectively, for total receivables, including accounts receivable from related parties.

Inventories:

        Inventories consist of inventories held at the Company's manufacturing facility, warehouses or at customer sites prior to signing of contracts. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or net realizable value, net of write-downs for excess, slow moving and obsolete inventory. With the exception of the handset inventory for our Personal Communications Division ("PCD"), which is based on weighted average cost, inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the estimated market value.

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

        Costs incurred in the development of software that will ultimately be sold are capitalized during the time between when technological feasibility has been attained and the related product is ready for general release. During 2005 and 2004, the Company capitalized $6.0 million and $5.3 million of software development costs, respectively. Amortization of capitalized development costs was $3.9 million, $3.0 million and $1.8 million in 2005, 2004 and 2003, respectively. Unamortized capitalized software development costs for 2005 and 2004 were $6.9 million and $15.9 million, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

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

Years
Furniture, test or manufacturing equipment	5
Computers and software	2-3
Buildings	38
Automobiles	5
Land use rights	life of use rights
Leasehold improvements	Lesser of 5 or remaining lease life

        The Company capitalizes interest incurred related to construction of property, plant or equipment until it is ready for use. During 2004 the Company recorded $1.4 million of capitalized interest applicable to the construction of its China headquarters in Hangzhou. The China headquarters facility was placed in service in October 2004. Capitalized interest is being amortized on a straight-line basis over the life of the building.

Consolidation of Variable Interest Entities:

        The Financial Accounting Standards Board Interpretation No. 46 requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. The Company has consolidated a related party deemed a VIE and with whom the Company is the primary beneficiary. During the fourth quarter of 2005, the Company sold its investment in the entity and is no longer considered the primary beneficiary. As a result, the assets and liabilities of the entity were not consolidated as of December 31, 2005. In 2005, the Company invested in two additional entities, each of which is considered a VIE and included in the consolidated financial statements. (See Note 24.)

Goodwill and Intangible Assets:

        The Company has recorded goodwill and intangible assets in connection with business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding the ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. An annual goodwill impairment review is performed in the fourth quarter of each year or when changes in circumstances indicate a potential impairment exists. In the third quarter of 2005, the Company performed an impairment analysis as a result of changes in the business environment. When assessing potential impairment to goodwill, book value of a reporting unit is compared to its fair value. Fair value is determined based on the present value of estimated future cash flows. As a result of this analysis, an impairment charge was recorded during the third quarter of 2005.

Impairment of Long-Lived Assets:

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets. Long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell.

Advertising Costs:

        The Company expenses all advertising costs as incurred. Payment to customers for marketing development costs are accounted for as a reduction of the revenue associated with customers as incurred. For the years ended December 31, 2005, 2004 and 2003, advertising costs totaled $8.2 million, $8.0 million and $4.2 million, respectively.

Stock-Based Compensation:

        The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation," ("SFAS 123"). Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option.

        The fair value of warrants, options or stock exchanged for services from non-employees is expensed over the period benefited. The warrants and options are valued using the Black-Scholes option-pricing model.

        On December 31, 2004, a sub-committee of the Company's Board of Directors (the "Board") approved an immediate and full acceleration of vesting of all stock options outstanding under the Company's 1997 Stock Option Plan with a per share exercise price greater than $22.15 (the "Acceleration"). The Company amended all relevant option agreements to reflect the Acceleration. The Company adopted the Acceleration in anticipation of the impact of SFAS 123, which requires expensing unvested options starting on January 1, 2006. As a result of the Acceleration, options to purchase approximately 6.4 million shares of the Company's common stock became immediately exercisable as of December 31, 2004. The Acceleration had the effect of decreasing 2004 pro forma net income by approximately $33.0 million. The Acceleration had no impact on the financial statements as of and for the year ended December 31, 2004. Acceleration will reduce the required compensation charge in 2006 by $13.6 million when the Company adopts SFAS 123(R).

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands, except per share data)
Basic
Net (loss) income:
As reported	$(487,359)	$69,824	$209,856
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,154	370	3,071
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,588)	(68,083)	(30,290)

Pro forma net (loss) income	$(515,793)	$2,111	$182,637

Basic (loss) earnings per share:
As reported	$(4.16)	$0.61	$2.02
Pro forma	$(4.41)	$0.02	$1.76
Diluted
Net (loss) income:
As reported	$(487,359)	$69,824	$209,856
Effect of dilutive securities 7/8% convertible subordinated notes	—	—	3,090
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,154	370	3,071
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,588)	(68,083)	(30,290)

Pro forma net (loss) income	$(515,793)	$2,111	$185,727

Diluted (loss) earnings per share:
As reported	$(4.16)	$0.54	$1.70
Pro forma	$(4.41)	$0.02	$1.49

        The following assumptions were used to calculate the fair values:

	Year Ended December 31,
Stock Options:
	2005	2004	2003
Expected remaining term in years	4.00	3.00	3.00
Weighted average risk-free interest rate	4.01%	2.78%	1.91%
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	60.57%	55.90%	64.00%
	Year Ended December 31,
ESPP Shares:
	2005	2004	2003
Expected remaining term in years	0.50	0.53	0.74
Weighted average risk-free interest rate	2.69%	1.15%	1.48%
Expected dividend rate	0.00%	0.00%	0.00%
Volatility	52.00%	47.00%	57.50%

        The weighted average fair value per share of options granted in 2005, 2004, and 2003 was $4.29, $11.38 and $11.41, respectively.

        The weighted average fair value per share of Employee Stock Purchase Plan ("ESPP") shares granted in 2005, 2004, and 2003 was $3.66, $7.41 and $5.57, respectively.

Comprehensive Income:

        Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss is shown in the consolidated statement of stockholders' equity. As of December 31, the components of Accumulated other comprehensive income were as follows:

	2005	2004	2003
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(41)	$(11)	$1,340
Foreign currency translation	16,937	4,824	2,080

Accumulated other comprehensive income	$16,896	$4,813	$3,420

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

Segment Reporting:

        For fiscal 2005, the Company was organized in five reportable segments: Wireless Infrastructure ("Wireless"), Broadband Infrastructure ("Broadband"), Personal Communications Division ("PCD"), Handsets and Service.

Financial Instruments and Derivatives:

        Financial instruments consist of cash and cash equivalents, short and long-term investments, notes receivable, accounts receivable and payable, convertible subordinated debt, purchased and written call options and accrued liabilities. The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. The carrying amounts of the notes receivable approximates its fair value based on the discounted value of future cash flow expected to be received from this note.

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

        The following table summarizes the Company's carrying values and fair values of its other financial instruments:

	December 31,
	2005		2004
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Convertible debt	$(274,600)	$(229,291)	$(402,500)	$(475,200)
Bank loans	(198,826)	(198,826)	(358,155)	(358,155)
Convertible bond hedge	85,307	5,335	125,040	151,610
Written call option	(55,430)	(2,133)	(81,248)	(107,582)
Long-term investments	$26,023	$42,887	$35,590	$47,398

Foreign Currency Translation:

        Company operations are conducted through international subsidiaries and the financial statements of those subsidiaries are translated from their respective, functional currencies into U.S. dollars. All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. Some inventory purchases are made in Japan and consequentially, portions of accounts payable are denominated in Japanese Yen. The foreign currency transaction loss reported in earnings was $9.9 million in 2005 and a gain of $0.8 million and $8.7 million in 2004 and 2003, respectively.

Earnings Per Share ("EPS"):

        Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted EPS is determined by adjusting net income (loss) as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of employee stock options, a written call option, warrants, convertible subordinated notes and vested acquisition-related stock options.

        The following is a summary of the calculation of basic and diluted EPS:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands, except per share data)
Numerator:
Net (loss) income for basic EPS computation	$(487,359)	$69,824	$209,856
Effect of Dilutive Securities 7/8% Convertible subordinated notes	—	2,785	3,090

Net (loss) income adjusted for dilutive securities	$(487,359)	$72,609	$212,946

Denominator:
Shares used to compute basic EPS	117,034	114,135	103,659
Dilutive common stock equivalent shares:
Stock options	—	3,839	5,770
Written call option	—	262	1,235
Conversion of convertible subordinated notes	—	16,919	13,674
Warrants	—	9	29
Other	—	377	542

Shares used to compute diluted EPS	117,034	135,541	124,909

Basic (loss) earnings per share	$(4.16)	$0.61	$2.02

Diluted (loss) earnings per share	$(4.16)	$0.54	$1.70

        Potentially dilutive shares are excluded from the computations of diluted net loss per share for the year ended December 31, 2005 as their effect would be anti-dilutive. The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares was anti-dilutive.

(in thousands)
Stock options	791
Written call option	—
Conversion of convertible subordinated notes	15,123
Warrants	—
Other	342

16,256

        Certain potential shares related to employee stock options and warrants outstanding during the years ended December 31, 2004 and 2003 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is anti-dilutive. For the years ended December 31, 2004 and 2003, these shares totaled 24.0 million with a weighted average exercise price of $31.32 per share and 17.6 million with a weighted average exercise price of $32.22 per share, respectively.

        On December 31, 2005, the Company's 7/8% convertible subordinated notes outstanding were ineligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver approximately 42.0345 shares of common stock, if the Company's closing stock price exceeds a specified threshold as of the last trading day of the immediately preceding fiscal quarter. At September 30, 2005, the last trading day of the third quarter of fiscal 2005, the closing price of the Company's common stock was below the specified threshold. In

September 2004, the EITF reached a consensus related to EITF No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." The consensus requires contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for purposes of computed earnings per share using the "if converted" method. The EITF pronouncement is effective and conversion is assumed in this diluted EPS computation.

        The Company entered into convertible bond hedge and call option transactions to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008. During the year ended December 31, 2005, the average price of the Company's stock was below the specified strike prices of both the convertible bond hedge and call option transactions that the Company entered into to reduce the potential dilution from conversion of the notes.

        For the twelve months ended December 31, 2004, the dilutive and anti-dilutive effects of the call option and the bond hedge were derived by taking the weighted average of the first, second, third and fourth quarters, in accordance with SFAS 128, "Earnings per Share." For the twelve months ended December 31, 2004, this would have the effect of decreasing the denominator for diluted earnings per share by 2.0 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 0.3 million shares for the call option transaction. For the twelve months ended December 31, 2003, this would have the effect of decreasing the denominator for diluted earnings per share by 2.9 million shares for the bond hedge transaction, and increasing the denominator for diluted earnings per share by 1.0 million shares for the call option transaction. However, only the dilutive effect of the 0.3 million shares for the twelve months ended December 31, 2004, and the 1.0 million shares for the twelve months ended December 31, 2003, with respect to the call option transaction, were included in the Company's diluted earnings per share calculation above. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

        The net income for the diluted EPS computation reflects the reduction in interest expense of $2.8 million and $3.1 million for the years ended December 31, 2004 and 2003, respectively, that would result from an assumed conversion of the 7/8% convertible subordinated notes.

Recent Accounting Pronouncements:

        In December 2004, the Financial Accounting Standards Board, "FASB", issued SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"). SFAS 123(R) will require the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.

        In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides guidance regarding the application of SFAS 123(R). SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R), Share-Based Payment, and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis ("MD&A") subsequent to adoption of SFAS 123(R).

        On April 14, 2005, the SEC approved a new rule that delays the effective date for SFAS 123(R) to annual periods beginning after June 15, 2005. The cumulative effect of the initial application of this statement, if any, is to be recognized as of the effective date. SFAS 123(R) allows for two alternative transition methods, the modified prospective or the modified retrospective application. Under the modified prospective application, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date will be recognized as the requisite service is rendered over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosure under SFAS No. 123. All new awards and awards that are modified, repurchased or cancelled after the option date will be accounted for under the provisions of SFAS 123(R). Under the modified retrospective application, prior period financial statements are adjusted to give effect to the fair value based method of accounting for compensation cost for awards granted, modified or settled in cash on a basis consistent with the pro forma disclosures required for those periods by SFAS 123, as amended by SFAS 148. The Company will adopt the modified prospective application and use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company currently expects the impact of the adoption of SFAS 123(R) to increase compensation costs by approximately $15 million in 2006.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29," ("SFAS 153"). SFAS 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for the fiscal year beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

        In June 2005, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 05-02 "The Meaning of "Conventional Convertible Debt Instrument' in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,"' which retains the exception in paragraph 4 of EITF Issue No. 00-19 for conventional convertible debt instruments. Those instruments in which the holder has an option to convert the instrument into a fixed number of shares (or a corresponding amount of cash at the issuer's discretion) and its ability to exercise the option is based on either (a) the passage of time or (b) a contingent event, should be considered "conventional" for purposes of applying that exception. The consensus should be applied on a prospective basis for new or modified instruments starting from the third quarter of 2005. The adoption of EITF No. 05-02 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

        On June 1, 2005, FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which will require entities that voluntarily make a change in accounting principles to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting

Changes ("APB 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error.

        Under SFAS 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 is not expected to have a material effect on the Company's consolidated financial statements or results of operations.

NOTE 4—RESTRICTED CASH AND INVESTMENTS

        At December 31, 2005, the Company had short-term restricted cash and investments of $53.7 million, and long-term restricted cash of $0.3 million. These amounts are primarily comprised of restricted cash held for commercial and standby letters of credit. At December 31, 2004, the Company had short-term restricted cash and investments of $33.3 million, and long-term restricted cash of $2.2 million. These amounts are primarily comprised of $26.9 million of restricted cash and $8.6 million of restricted short-term investments held for standby letters of credit.

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

NOTE 5—ACQUISITIONS AND DIVESTITURES OF COMPANIES

Pedestal

        In May, 2005, the Company completed its acquisition of substantially all of the assets and certain liabilities of Pedestal Networks, Inc. ("Pedestal"). Pedestal develops and designs a Universal Broadband Server ("UBS"), an environmentally hardened, line-powered remote IP-based Digital Subscriber Line Access Multiplexer ("IP DSLAM"). The acquisition was intended to assist in the Company's expansion into digital subscriber line ("DSL") and IP-based television ("IPTV") by providing the Company with a strong remote broadband solution that is fully US-certified and complements other existing DSL, IPTV and optical product families. The total consideration for this transaction was $3.0 million. Approximately $2.6 million in cash was paid at the closing date and an additional $0.4 million in cash is payable one year from the closing date in the absence of a material breach of the original contractual terms. The acquisition was accounted for under the purchase method of accounting.

        The existing technology acquired included the entire Pedestal family of IP DSLAM and UBS. The Company intends to integrate the Pedestal product line with the Company's Triple-Play products and IPTV solutions. In addition to developed product technology, the Company acquired fixed assets, in-process research and development ("IPR&D") and customer relationships.

        At the acquisition, Pedestal had one project under development related to the gigabit ethernet product that qualified as IPR&D. The gigabit ethernet project is focused on supporting a majority of Pedestal's products and is considered 95% complete as of December 31, 2005. In assessing Pedestal's IPR&D project, the Company considered key product characteristics including the product's development stage at the acquisition date, the product's life cycle and the product's future prospects. The Company also considered the rate at which technology changes in the broadband equipment industry, the industry's competitive environment and the economic outlook for both local and global markets. The amount of the purchase price allocated to IPR&D of $0.7 million was charged to the Company's results of operations as no alternative future uses existed at the acquisition date.

        The results of operations of Pedestal have been integrated with the "Broadband" segment and included in the Company's Consolidated Statements of Operations beginning on the acquisition date of May 13, 2005. The pro forma effects of this acquisition on the Company's financial statements are not significant.

        Subsequent to the May, 2005 acquisition of Pedestal, the Company completed the allocation of the purchase price based in part upon an independent valuation. The estimated useful lives of the customer relationships and developed technology intangible assets are two years and five years, respectively.

        The following table summarizes the final allocation of the purchase price for Pedestal based, in part, upon the final independent valuation:

(in thousands)
Fair value of tangible assets	$1,177
Fair value of liabilities assumed	(297)
Fair value of identified intangible assets:
Developed technology	1,319
In-process research and development	660
Customer relationships	141

Total purchase price	$3,000

Giga

        In October, 2004, the Company entered into an asset purchase agreement with Giga Telecom, Inc. ("Giga"), a Korean corporation that develops and designs wireless handsets. The acquisition is intended to facilitate the Company's expansion into the CDMA handset market. The Company completed the acquisition in January, 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account for six months which was released in July, 2005. The total consideration for the acquisition, funded from cash on hand, was approximately $19.0 million, including $2.0 million in acquisition-related transaction costs, a $1.5 million payment made previously to be applied against the purchase price and an earn-out of $0.5 million paid subsequently upon completion of certain product design milestones.

        The following table summarizes the allocation of the purchase price for Giga based, in part, upon an independent valuation:

(in thousands)
Fair value of tangible net assets	$458
Fair value of identified intangible assets:
Existing technology	1,200
Pre-existing royalty agreement	1,920
Excess of costs of acquiring Giga over fair value of identified net assets acquired (goodwill)	15,391

Total purchase price	$18,969

        The excess of the purchase price over the fair value of the identified net assets of approximately $15.4 million was allocated to goodwill and assigned to the Handsets segment. The goodwill is tax deductible. The goodwill created in this acquisition results from the decreased time to market and design related synergies. This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment. For additional information regarding the intangible and other long-lived assets impairment, refer to Note 10, Goodwill and Intangible Assets.

        In accordance with EITF No. 04-1, "Accounting for Preexisting Relationships between the Parties to a Business Combination," a settlement gain of $0.4 million relating to the pre-existing royalty agreement was recognized and recorded under Research and Development expense in the Consolidated Statements of Operations. The purchased existing technology and pre-existing royalty agreement are to be amortized within a year.

        The results of operations of Giga have been integrated with the "Handsets" segment and included in the Company's Consolidated Statement of Operations subsequent to the acquisition. The pro forma effects of this acquisition on the Company's financial statements are not significant.

2004

Audiovox Communications Corporation

        In November, 2004, the Company completed its acquisition of select assets and liabilities of Audiovox Communications Corporation ("ACC"), including inventories, prepaids, payables, accrued expenses and the right to hire approximately 250 employees. The Company paid $170.8 million in cash during 2004, an additional $2.8 million in cash in 2005 and incurred professional fees of $4.6 million. The Company acquired ACC's sales, service and support infrastructure, its code division multiple access ("CDMA") handset brand, access to supply-chain channels, product marketing expertise, and key relationships with CDMA operators in North and South America. The goodwill created in this acquisition results from this decreased time to market and volume related synergies. This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment. (See Note 10.) The following table summarizes the allocation of the purchase price for ACC based in part upon an independent valuation:

(in thousands)
Fair value of tangible net assets:
Property, plant and equipment	$873
Inventory	116,254
Deferred income taxes	7,739
Other tangible assets	5,719
Fair value of identified intangible assets:
Customer/dealer relationships	24,400
Supplier relationships	5,300
Non-compete agreement	10,800
Trade names	4,000
Backlog	3,200
Liabilities assumed	(74,159)
Excess of costs of acquiring ACC over fair value of identified net assets acquired (goodwill)	74,125

Total purchase price	$178,251

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

        The results of operations of ACC have been included in the Company's consolidated results of operations beginning on the acquisition date of November 1, 2004.

        The following unaudited pro forma results of operations reflect the combined results of the Company and ACC for the years ended December 31, 2004 and 2003 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

	2004	2003
	(restated)	(restated)
	(In thousands, except per share data)
Pro forma adjusted net sales	$3,788,557	$2,745,470

Pro forma adjusted net income	$75,963	$212,512

Pro forma adjusted basic earnings per share	$0.67	$2.05

Pro forma adjusted diluted earnings per share	$0.56	$1.70

TELOS Technology, Inc.

        In May, 2004, the Company completed its acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. and its subsidiaries ("TELOS"). TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.0 million. The Company paid $29.0 million in cash, in addition to $1.0 million of acquisition-related transaction costs. Within one year of the acquisition date, additional payments totaling a maximum of $19.0 million may become payable based upon revenue recognized from the sale of TELOS products. In 2005 no earnout has been paid as the revenue milestones were not met.

        The existing technology acquired included the entire TELOS product family of CDMA softswitch technology products, supporting servers and operations maintenance centers. The TELOS product line will be integrated with the Company's suite of CDMA products, strengthening the Company's existing CDMA product portfolio. In addition to developed product technology, the Company acquired fixed assets, in-process research and development ("IPR&D"), an assembled workforce of approximately 60 employees, customer relationships and recorded goodwill. The goodwill created in this acquisition results from decreased time to market in CDMA technologies. This goodwill is tax deductible.

        Subsequent to the May, 2004 acquisition of TELOS, the Company completed the allocation of the purchase price based in part upon an independent valuation. The amount of the purchase price allocated to IPR&D of $1.4 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. The Company initially recorded goodwill of

$6.6 million in connection with the acquisition. During the third quarter of 2004, the Company reduced both the purchase price and goodwill associated with this acquisition by $0.2 million to reflect the difference between the estimated and actual professional services fees incurred related to this acquisition. In total, the Company recorded $6.4 million of goodwill related to this acquisition. This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment. (See Note 10.) The results of operations of TELOS have been included in the Company's consolidated results of operations beginning on the acquisition date of May 19, 2004.

        As of the acquisition date, TELOS had two projects under development that qualified for IPR&D. The objective of both projects is to enhance the functionality of products designed to comply with the CDMA2000 technology standard. In assessing TELOS IPR&D projects, the Company considered key product characteristics including the product's development stage at the acquisition date, the product's life cycle and the product's future prospects. The Company also considered the rate at which technology changes in the telecommunications equipment industry, the industry's competitive environment and the economic outlook for both local and global markets.

        The projects under development are enhancements to existing products that do not affect the functionality of those existing products. As such, the significant risk the Company faces is to complete these projects within the scope of the budget. As of the closing date, these projects were approximately 20% and 30% complete, respectively. As of December 31, 2005, both projects were completed.

        The following table summarizes the allocation of the purchase price for TELOS based upon the independent valuation (in thousands):

Fair value of tangible net assets:
Property, plant and equipment	$2,010
Inventory	1,382
Other tangible assets	1,242
Fair value of identified intangible assets:
Customer relationships	5,000
Existing technology	15,900
In-process research and development	1,400
Liabilities assumed	(3,380)
Excess of costs of acquiring TELOS over fair value of identified net assets acquired (goodwill)	6,449

Total purchase price	$30,003

        The estimated useful lives of the customer relationships and existing technology intangible assets are five years.

        The following unaudited pro forma results of operations reflect the combined results of the Company and TELOS for the years ended December 31, 2004 and 2003 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

	2004	2003
	(restated)	(restated)
	(In thousands, except per share data)
Pro forma adjusted net sales	$2,705,270	$1,972,199

Pro forma adjusted net income	$68,382	$198,263

Pro forma adjusted basic earnings per share	$0.60	$1.91

Pro forma adjusted diluted earnings per share	$0.50	$1.59

Hyundai Syscomm, Inc.

        In April 2004, the Company completed its acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to Hyundai Syscomm, Inc.'s ("HSI") CDMA infrastructure business for markets outside of Korea. Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million excluding transaction costs of $1.8 million. Approximately $7.3 million in cash was paid at the closing date and an additional $3.0 million in cash is payable one year from the closing date. The remaining purchase price was comprised of $2.0 million to be paid by the Company upon the completion of HSI training of the Company's manufacturing employees in China under the terms of a Training Services Agreement. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones. In the event these revenue milestones are met, the original purchase price will be adjusted for the amount of the contingent payment in accordance with SFAS No. 141, "Accounting for the Impairment or Disposal of Long-Lived Assets." The revenue milestones were not met as of December 31, 2005.

        In conjunction with this transaction, the Company loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan was due in April 2005. During the year ended December 31, 2005 the Company offset HSI's payment obligations against the outstanding $3.0 million of the purchase price and other liabilities.

        Under the terms of the transaction with HSI, the Company acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were a base transceiver station and base station controller product lines. As part of the asset purchase agreement, the Company and HSI entered into a training services agreement, whereby HSI employees were to provide technical training to Company manufacturing staff in China for the nine month period subsequent to the acquisition. This technology and technological know-how was intended to strengthen the Company's existing CDMA product portfolio and the development of future CDMA technology.

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

        Subsequent to the April, 2004 acquisition of HSI, the Company completed the allocation of the purchase price based in part upon an independent valuation. The Company recorded goodwill of

$7.0 million in connection with the acquisition. The results of operations of HSI have been included in the Company's consolidated results of operations beginning on the acquisition date of April, 2004.

        The following table summarizes the final allocation of the purchase price for HSI based upon the final independent valuation (in thousands):

Fair value of tangible net assets:
Property, plant and equipment	$1,440
Other tangible assets	437
Fair value of identified intangible assets:
Existing technology	3,559
Non-compete agreement	761
IP license agreement	891
Excess of costs of acquiring HSI over fair value of identified net assets acquired (goodwill)	7,042

Total purchase price	$14,130

        The intangible assets have estimated useful lives ranging from three to five years as follows: existing technology, five years; non-compete agreement, three years; and intellectual property license agreement, three years. The Company encountered difficulties integrating the HSI operations after the acquisitions. In the fourth quarter 2004, a decision was made to substantially abandon the acquired operations. Thus, the entire goodwill and all intangibles were written off in 2004. The write-offs were recorded under "Selling, general and administrative" expense in the statement of operations for the year ended December 31, 2004.

        The following unaudited pro forma results of operations reflect the combined results of the Company and HSI for the years ended December 31, 2004 and 2003, as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

	2004	2003
	(restated)	(restated)
	(In thousands, except per share data)
Pro forma adjusted net sales	$2,706,363	$1,990,145

Pro forma adjusted net income	$68,635	$175,280

Pro forma adjusted basic earnings per share	$0.60	$1.69

Pro forma adjusted diluted earnings per share	$0.51	$1.40

2003

CommWorks

        In May 2003, the Company completed its acquisition of selected assets and liabilities of the CommWorks division ("CommWorks") from 3Com Corporation, a Delaware corporation. The Company paid $100.0 million in cash and incurred related transaction and other related costs of $9.3 million. The Company funded the consideration for the acquisition from cash on hand.

        Selected assets acquired included CommWorks' portfolio of carrier-focused voice and data networking products and customer support and professional services. In addition, the Company acquired or licensed all of the related intellectual property used by CommWorks. CommWorks develops and deploys carrier-class, IP-based multi-service access and service-creation platforms for telecommunications service providers.

        During the three months ended September 30, 2003, the Company completed the allocation of the purchase price of CommWorks. The amount of the purchase price allocated to IPR&D of $1.3 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. The Company recorded goodwill of $52.3 million, the excess of costs of acquiring CommWorks and the fair value of identified net assets acquired, in connection with the acquisition. All of the goodwill, except for $3.1 million allocated to the Service business segment, was written off in September 2005 as a result of the intangible and other long-lived asset impairment. (See Note 10.) The results of operations of CommWorks have been included in the Company's consolidated results of operations beginning on the acquisition date of May, 2003.

        In assessing CommWork's IPR&D projects, the key characteristics of the products under development were considered as well as future prospects, the rate at which technology changes in the telecommunications equipment industry, product life cycles, and the projects' stages of development.

        As of the date of the acquisition, CommWorks had two projects under development that qualified for IPR&D, which were approximately 60% and 40% complete. Both projects were completed in 2004.

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

(in thousands)
Fair value of tangible net assets:
Property, plant and equipment	$10,973
Other tangible assets	6,522
Deferred transition costs	6,588
Fair value of identified intangible assets:
Customer relationships	27,820
Backlog	1,950
Trade names	940
Existing technology	14,190
In-process research and development	1,290
Liabilities assumed	(13,315)
Excess of costs of acquiring CommWorks over fair value of identified net assets acquired (goodwill)	52,349

Total purchase price	$109,307

RollingStreams

        In June 2003, the Company completed the acquisition of RollingStreams Systems, Ltd. ("RollingStreams"), a development-stage company, pursuant to a share exchange agreement.

RollingStreams designs streaming, end-to-end TV-over-Internet-Protocol solutions for telecommunications operators and broadband service providers. The Company's investment in RollingStreams was $0.4 million prior to the acquisition. The purchase consideration for all the outstanding shares of RollingStreams, other than those already held by the Company prior to the acquisition, was 301,074 shares of the Company's common stock. In addition, the Company assumed all outstanding RollingStreams options, which became options to purchase an aggregate of 12,742 shares of the Company's common stock, valued at $0.5 million. Of the 301,074 shares, 164,115 shares valued at $5.8 million, were issued at the closing, including 28,696 of which were held in escrow for any undisclosed liabilities or contingencies incurred by RollingStreams prior to the closing or for any breach of the share exchange agreement. These shares will be distributed to the former shareholders of RollingStreams within ten days of the six-month anniversary of the closing, after deducting any claims. Up to 136,959 of the 301,074 shares will be payable in the form of an earnout after an earnout period expiring 18 months after the closing, subject to the achievement of certain revenue milestones during such earnout period. 28,696 shares held in escrow were released and issued in 2004.

        The amount of the purchase price allocated to IPR&D was $6.2 million. This amount was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date. The results of operations of RollingStreams have been included in the Company's consolidated results of operations beginning in June 2003. As such, operations are considered immaterial and pro forma presentation is not deemed necessary.

        As of the date of the acquisition, RollingStreams had one project under development that qualified for IPR&D, MediaSwitch. The project was 70% complete as of December 31, 2003. The project was completed in 2004 and no further cost is anticipated.

        The following table represents the final allocation of the purchase price for RollingStreams. The allocation of the purchase price is based in part upon an independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$34
In-process research and development	6,189
Investment	(363)
Deferred compensation	434
Liabilities assumed	(3)

Total purchase price	$6,291

Xebeo

        In May 2003, the Company completed the purchase of all of the assets of Xebeo Communications, Inc. ("Xebeo") for $2.4 million in cash. Xebeo develops and manufactures optical packet switches that enable telecommunications carriers to provide single fiber, multi-service access to customers. In addition, an amount up to $0.7 million may be payable based on future contingencies related to employment. As of December 31, 2005, the contingencies were not met. The results of operations of Xebeo are not considered material and as such pro forma presentation is not deemed necessary.

        The amount of the purchase price allocated to IPR&D of $1.9 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date.

        As of the date of the acquisition, Xebeo was focusing its resources on the development of its first product, MetroBridge, an optical packet switching solution, and was considered in the development stage. The development of MetroBridge was 60% complete as of the closing date. The technological feasibility of the technology was not established and the technology had no future alternative uses, therefore the development of MetroBridge is considered IPR&D. The product achieved its technical milestones as of November 2003; however the product was never commercialized.

        The following table represents the final allocation of the purchase price for Xebeo based, in part, upon an independent valuation.

(in thousands)
Fair value of tangible net assets acquired	$659
In-process research and development	1,888
Liabilities assumed	(129)

Total purchase price	$2,418

Shanghai Yi Yun

        In October 2002, the Company acquired the assets and intellectual property of Shanghai Yi Yun Telecom Technology Co. Ltd. ("Shanghai Yi Yun"), a provider of synchronous digital hierarchy equipment. Shortly thereafter, there was a claim surrounding potential infringement of the intellectual property acquired which led to a possible rescission of the transaction, creating a contingency whose outcome was not determinable beyond a reasonable doubt. This transaction was recorded in March 2003, when the Company determined that none of the intellectual property acquired was subject to the claim. Consideration was $0.2 million of cash and 342,854 shares of restricted stock valued at $6.0 million. In connection with the acquisition, Shanghai Yi Yun and each of the stockholders that received part of the 342,854 shares of restricted stock executed an indemnity escrow agreement in favor of the Company and such shares of restricted stock were placed in escrow. In addition, the Company issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of the Company's subsidiaries. Such shares of restricted stock vest over five years through 2007, with accelerated vesting upon the achievement of specified milestones. The Company has treated these 514,290 shares of restricted stock as deferred compensation. During 2003, 226,302 of these shares vested upon achievement of specified milestones. No further vesting has occurred through December 31, 2005. The results of operations of Shanghai Yi Yun is not considered material and as such proforma presentation is not deemed necessary.

        Goodwill of $3.0 million was recorded in connection with this acquisition. This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment. The amount of the purchase price allocated to in-process research and development of $1.3 million was charged to the Company's results of operations, as no alternative future uses existed at the acquisition date.

        The following represents the allocation of the purchase price for Shanghai Yi Yun:

(in thousands)
Fair value of tangible net assets acquired	$250
Fair value of identified intangible assets—technology	1,870
In-process research and development	1,319
Excess costs of acquiring Shanghai Yi Yun Telecom over fair value of net assets acquired (goodwill)	3,021

Total purchase price	$6,460

NOTE 6—INVENTORIES

        As of December 31, 2005 and 2004, inventories consist of the following:

	December 31,
	2005	2004
	(in thousands)
Raw materials	$70,608	$154,977
Work-in-process	27,582	65,551
Finished goods	270,374	271,357
Inventories at customer sites without contracts	57,391	98,947

	$425,955	$590,832

NOTE 7—ACCOUNTS AND NOTES RECEIVABLE

        The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in Short-term Investments. Commercial notes receivable available for sale were $2.1 million and $27.0 million at December 31, 2005 and 2004, respectively. The Company may discount bank notes and commercial notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were $73.1 million bank notes and $13.0 million in commercial notes receivable sold during the year ended December 31, 2005 and no notes receivable sold during the year ended December 31, 2004. Any notes that have been sold are not included in the Company's consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," has been met. The costs of selling these notes receivable were $0.7 million for the year ended December 31, 2005.

        In August 2005, the Company entered into a Committed Receivables Purchase Agreement ("Agreement") with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement. The Agreement contains provisions customary in transactions of this nature including certain commitment fees. During 2005, no receivables had been sold pursuant to provisions of the Agreement. In 2005, the Company recorded commitment fees of $0.2 million.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

        As of December 31, 2005 and 2004, property, plant and equipment consists of the following:

	December 31,
	2005	2004
	(in thousands)
Buildings	$156,404	$138,277
Leasehold improvements	16,460	16,235
Automobiles	5,742	6,171
Software	37,064	34,537
Equipment and furniture	188,542	181,704
Construction in progress	2,303	3,651

	$406,515	$380,575
Less accumulated depreciation	(173,112)	(111,816)

	$233,403	$268,759

        Depreciation expense was $66.9 million, $55.8 million and $34.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

NOTE 9—LONG-TERM INVESTMENTS

        The Company's investments are as follows:

	December 31,
	2005	2004
	(in thousands)
Cellon International	$8,000	$8,000
Softbank China	—	5,294
Restructuring Fund No. 1	1,538	1,836
Global Asia Partners L.P.	1,700	1,150
Fiberxon Inc.	3,000	3,000
ImmenStar	2,000	2,000
Matsushita Joint Venture	465	7,959
GCT SemiConductor	3,000	3,000
Xalted Networks	3,000	—
Infinera	1,902	1,902
Others	1,418	1,449

Total	$26,023	$35,590

Cellon International

        In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation ("Cellon"). Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million each in April and December 2002. In November 2005 the Company and Cellon entered into an agreement whereby the Company will receive additional shares of Cellon preferred stock in exchange for a contribution of fixed assets and the transfer of a workforce in place from the Company to Cellon. This transaction will be completed in the first half of 2006. As of December 31, 2005, the Company had a 6.5% ownership interest in Cellon and upon completion of the transaction, assuming the conversion of all outstanding preferred stock into common, the percentage of the Company's ownership will be approximately 11%. This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of December 31, 2005, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments to Cellon. Refer to Note 22, Related Party Transactions.

Softbank China

        The Company had a $5.3 million investment in SB China Holdings PTE Ltd. ("Softbank China"), an investment fund established by SOFTBANK CORP. focused on investments in Internet companies in China. The Company's investment constitutes 10% of the funding for Softbank China, with SOFTBANK CORP. contributing the remaining 90%. SOFTBANK CORP. and its related companies are significant stockholders of the Company. The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company accounts for this investment under the cost method, and its carrying value is evaluated for possible impairment whenever events or changes in circumstances have a significant adverse effect on carrying value. In December 2005, the Company sold its investment in Softbank China to SOFTBANK CORP. for $56.9 million, incurred management fee and transaction costs of $4.4 million and recognized a gain of $47.2 million, recorded in other income, net. Refer to Note 22, Related Party Transactions.

Restructuring Fund No. 1

        During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150 million and $225 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. As of December 31, 2005, the Company held 2% of the outstanding partnership units of Restructuring Fund No. 1. The Company recorded an equity gain of $0.7 million and received a dividend of $1.0 million during the year ended December 31, 2005. The Company recorded immaterial equity losses and received no dividends during the years ended December 31, 2004 and 2003.

Global Asia Partners L.P.

        In June 2002, the Company invested $1.0 million in Global Asia Partners L.P. with a commitment to invest up to a maximum of $5.0 million. An additional $1.0 million was invested in June 2003 and $0.6 million was invested in April 2005. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner. The fund size is anticipated to be $10 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies. The fund's geographic focus is on technology investments in Asia, in particular India and China. The Company accounts for this investment under the equity method of accounting. As of December 31, 2005, the Company held 49% the outstanding partnership units of Global Asia Partners L.P. The Company recorded immaterial equity losses for the year ended December 31, 2005 and equity losses of $0.5 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively.

Fiberxon Inc.

        In September 2002, the Company invested $2.0 million in Fiberxon Inc. ("Fiberxon"), a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. As of December 31, 2005, the Company has not recorded any impairment of this investment. The Company has outstanding purchase commitments with Fiberxon. Refer to Note 22, Related Party Transactions.

ImmenStar

        In September 2004, the Company invested $2.0 million in the Series A preferred stock of ImmenStar, Inc. ("ImmenStar"). ImmenStar is a development stage company that is designing a chip that can be used in the Company's product. This investment is accounted for under the cost method. As of December 31, 2005, the Company has not recorded any impairment in respect of this investment.

Matsushita Joint Venture

        In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company, which had an original registered share capital of $10.0 million. The Company contributed $4.9 million cash in October 2002 and another $9.3 million (its 49% interest of the $19 million capital call) during the fourth quarter of 2004. As the Company does not have voting control over significant matters of the joint venture company, the investment in and results of operations of the joint venture company are accounted for using the equity method of accounting. The Company has recorded equity losses of $4.8 million, $1.9 million and $4.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. In December 2005, the joint venture board resolved to terminate the joint venture. The Company estimates that it will receive $0.5 million in 2006 at the completion of the liquidation and accordingly, recorded a loss of $2.9 million to reflect an other-than-temporary decline in value.

GCT Semiconductor

        In October 2004, the Company invested $3.0 million in GCT Semiconductor, Inc. The investment represents approximately a 2% interest in the company, which designs, develops and markets integrated circuit products for the wireless communications industry. The investment is accounted for under the cost method. As of December 31, 2005, the Company has not recorded any impairment of this investment.

Xalted Networks

        In May 2005, the Company invested $2.0 million in Xalted Networks ("Xalted") and in August 2005 the Company invested an additional $1.0 million. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company has a 9% ownership interest in Xalted and accounts for the investment under the cost method. As of December 31, 2005, the Company has not recorded any impairment of this investment.

Infinera

        In July 2004, the Company invested $3.0 million in 1,339,285 shares of Infinera Corporation ("Infinera") Series D Preferred Stock at $2.24 per share. The investment represents an approximately 2% interest in Infinera, which develops optical telecommunications systems using photonic integrated circuits. This investment is accounted for under the cost method. In September 2004, Infinera closed a Series E Preferred Stock round at $0.60 per share. As a result of the close proximity between the Series D and Series E preferred stock financing rounds and the decrease in the share price between rounds, Infinera and the Company entered into an exchange agreement whereby the Company exchanged 669,643 shares of Series D preferred stock for 2,500,000 shares of Series E preferred stock. After the exchange, the Company owns a total of 669,643 shares Series D and 2,500,000 shares of Series E preferred stock. For the year ended December 31, 2004, the Company recorded a loss of $1.1 million to reflect the other-than-temporary decrease in the fair value of its remaining Series D shares. As of December 31, 2005, the Company has not recorded any further impairment of this investment.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

        Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful lives. The Company performs an annual impairment test of its goodwill as of November 1st of each year. The Company also tests for impairment between annual tests if a "triggering" event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values. When conducting its goodwill impairment analysis, the Company calculates its impairment charges based on the two-step test prescribed in SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and using the estimated fair value of the respective reporting units. The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. The Company also tests its long-lived assets in the Company's assets groups for potential impairment in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets." ("SFAS 144") The Company's long-lived assets are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

        The Company held a series of planning meetings in September 2005 to assess the current business forecasts for all of its reporting units. This assessment analyzed various factors including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in the Company's Broadband reporting unit, a narrowing of the Company's strategic focus related to the Company's product offerings and greater than expected revenue and margin decline due to continued pricing pressures for several of the Company's key markets. The Company concluded these factors combined represented a "triggering" event.

        The Company determined that the significant adverse changes in the business outlook could indicate the carrying value of certain of its long-lived assets groups may not be recoverable and could indicate the fair value of the Company's reporting units may be below their fair value. As a result, the Company performed interim impairment tests on goodwill and certain other long-lived tangible and intangible assets.

Goodwill:

        The Company performed an impairment analysis pursuant to SFAS 142 as of September 30, 2005 for all of its reporting units. The Company compared the fair value of the reporting units to their carrying value. The Company determined the fair value of each reporting unit using both present value and comparable company techniques based, in part, upon an independent valuation. The fair values of the reporting units were reconciled to the Company's overall market capitalization at September 30, 2005.

        Based on the impairment assessment noted above, a goodwill impairment charge of $192.9 million has been estimated and was recorded during the three months ended September 30, 2005 to write off the full value of goodwill for the Wireless, Broadband, Handsets and PCD business units. The second step of the goodwill impairment test for Broadband and Handsets segments was completed in the third quarter and for the Wireless and PCD units was performed in the fourth quarter of 2005, which reaffirmed the estimate from the third quarter that the goodwill was fully impaired. As such, there was no adjustment from the amount previously recorded.

        The beginning of year goodwill reallocation and changes to the carrying value of the Company's goodwill from January 1, 2005 through December 31, 2005 are reflected below:

December 31, 2004
(in thousands)
China	$118,787
International	37,132
Personal Communications Division	24,708

Total	$180,627

	January 1, 2005	Additions	Exchange rate changes	Impairment	December 31, 2005
	(in thousands)
Handsets	$74,003	$15,391	$(57)	$(89,337)	$—
Wireless	55,641	—	29	(55,670)	—
PCD	24,710	—	2	(24,712)	—
Broadband	23,210	—	—	(23,210)	—
Service	3,063	—	—	—	3,063

Total	$180,627	$15,391	$(26)	$(192,929)	$3,063

Long-lived Assets:

        The Company also tested its long-lived assets in all of the Company's assets groups for potential impairment during the current quarter in accordance with SFAS 144. Based on this analysis, the Company determined that the undiscounted expected future cash flows for the Broadband and Handset asset groups were less than the carrying value of their net assets.

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

        As of December 31, 2005 and 2004, intangible assets consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Existing technology	$39,530	$39,530
Less accumulated amortization	(21,702)	(14,933)

	$17,828	$24,597

Customer relationships	$57,220	$57,220
Less accumulated amortization	(12,037)	(5,455)

	$45,183	$51,765

Supplier relationships	$5,300	$5,300
Less accumulated amortization	(3,092)	(442)

	$2,208	$4,858

Trade names	$4,940	$4,940
Less accumulated amortization	(2,496)	(966)

	$2,444	$3,974

Backlog	$5,150	$5,150
Less accumulated amortization	(5,150)	(2,483)

	$—	$2,667

Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(3,150)	(450)

	$7,650	$10,350

Pre-existing royalty agreement	$225	$—
Less accumulated amortization	(225)	—

	$—	$—

Total intangible assets	$75,313	$98,211

        Amortization expense was $25.9 million, $15.6 million, and $8.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2006 through 2011 is $18.9 million, $16.0 million, $12.7 million, $6.9 million and $5.1 million, respectively, and is $15.7 million in the aggregate thereafter. There is no significant foreign exchange impact related to intangible assets.

        The weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

Weighted Average Life
(in years)
Technology	2.7
Customer relationships	6.9
Supplier relationships	0.8
Trade names	1.8
Non-compete	2.8

Total	3.8

NOTE 11—DEBT

        The following represents the outstanding borrowings at December 31, 2005 and 2004:

	December 31,
	2005	2004
	(in thousands)
Bank loans	$198,826	$358,155
Notes payable	—	1,183
Other	300	—
Convertible subordinated notes	274,600	402,500

Total Debt	$473,726	$761,838
Long-term debt	274,900	410,655

Short-term debt	$198,826	$351,183

        Occasionally, the Company issues short-term notes payable to its vendors in lieu of trade accounts payable. The payment terms are normally three to nine months and are typically non-interest bearing.

        At December 31, 2005, the Company has loans with various banks totaling $198.8 million with interest rates ranging from 4.35% to 5.22% per annum. These bank loans mature during 2006 and are included in short-term debt. There are no significant covenants associated with these loans.

        The Company had a bank loan in connection with an equipment purchase resulting from the consolidation of MDC Holding Limited. On January 10, 2003, a third party established a bank loan with Shanghai Pudong Development Bank for the purchase of the equipment. The obligations of the bank loan and related equipment were assumed by the Company on January 23, 2003, and subsequently transferred to MDC Holding Limited on December 31, 2003. The bank loan of $8.2 million had interest at a rate of 4.94% per annum, and was repaid in November 2005. For each of the years ended December 31, 2005 and 2004, total interest expense related to this loan amounted to $0.8 million and $0.4 million, respectively.

        On March 12, 2003, the Company completed an offering of $402.5 million of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes bear interest at a rate of 7/8% per annum and are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company's common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.7 million and have been recorded in other long-term assets and are being amortized over the life of the notes.

        In 2005, the Company entered into agreements to exchange a total of 4,988,100 shares of the Company's common stock, with a fair value of approximately $37.6 million and approximately $57.1 million in cash for outstanding convertible notes with an aggregate principal amount of $127.9 million, held by five of its note holders. These exchanges are considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the convertible notes. Accordingly, the Company recorded a gain, net of write-off of unamortized issuance expenses, of $31.4 million for the year ended December 31, 2005 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt."

        Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and call option transaction at a cost of $43.8 million. In 2005, the convertible bond hedge and call option were amended as a result of the aforementioned early extinguishment of the convertible notes. As part of the amendment, the Company received proceeds of $1.4 million which was recorded against additional paid-in capital. The amended convertible bond hedge allows the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 11.5 million shares of the Company's common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008.

        The Company recorded these instruments at cost, and their carrying value at December 31, 2005 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        The Company has credit facilities totaling $700.1 million of which $482.9 million remained available for borrowing as of December 31, 2005. All of these facilities expire in 2006 and have interest rates of up to 5.22%. There is no guarantee that these facilities will be renewed. The Company has not guaranteed any debt not included in the consolidated balance sheet. The Company had available borrowing facilities of $388.0 million as of December 31, 2004.

NOTE 12—OTHER CURRENT LIABILITIES

        Other current liabilities at December 31, 2005 and 2004 consist of the following:

	December 31,
	2005	2004
	(in thousands)
		(restated)
Accrued contract costs	$60,332	$86,565
Accrued payroll and compensation	58,188	42,468
Warranty costs	76,719	46,596
Accrued other taxes	31,165	20,596
Other	63,463	46,696

	$289,867	$242,921

        Other current liabilities primarily consist of accrued contract costs, which relate to purchases of inventory, installation services and other testing and consulting work performed by outside vendors for which the Company has not yet received invoices; accrued payroll and compensation costs, which relate to wages, bonuses, and commissions earned but not yet paid; warranty costs, which are estimated costs of equipment replacement and repair and accrued other taxes, which represent primarily value added and sales taxes payable.

NOTE 13—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

        Warranty obligations are as follows (in thousands):

Balance at January 1, 2003	$13,297
Accruals for warranties issued during the period	36,523
Warranty obligations assumed upon acquisition	1,381
Settlements made during the period	(24,934)

Balance at December 31, 2003	$26,267
Accruals for warranties issued during the period	53,777
Warranty obligations assumed upon acquisition	6,964
Settlements made during the period	(40,412)

Balance at December 31, 2004	$46,596
Accruals for warranties issued during the period	70,583
Settlements made during the period	(40,460)

Balance at December 31, 2005	$76,719

        During 2005, the Company incurred a special warranty charge for equipment sold to SBBC, and Japan Telecom, affiliates of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004. Since the agreement to repair these parts exceed the Company's normal warranty terms, the Company recorded an additional special warranty charge of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million primarily related to NetRing equipment and $14.9 million for GEPON equipment. All of these products are in the Broadband Infrastructure segment.

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

NOTE 14—PROVISION FOR INCOME TAXES

        United States and foreign income (loss) before income taxes and minority interest were as follows:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)
United States	$(171,177)	$(24,424)	$49,340
Foreign	(198,985)	82,069	201,619

	$(370,162)	$57,645	$250,959

        The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
	(in thousands)
Current:
Federal	$34,828	$(18,060)	$8,376
State	3,202	(2,081)	(242)
Foreign	(92,146)	127,321	47,940

Total current	(54,116)	107,180	56,074

Deferred:
Federal	32,988	(4,393)	4,258
State	4,978	(1,076)	(1,604)
Foreign	134,039	(113,605)	(16,616)

Total deferred	172,005	(119,074)	(13,962)

Total	$117,889	$(11,894)	$42,112

        Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company reversed a $91.7 million current deferred tax asset in the second quarter of 2005 in relation to $217.5 million of deferred revenue recorded under customer advances pertaining to several agreements entered into with Japan Telecom Co., Ltd in 2004. The Company has delivered and received final acceptance for all equipment contemplated under those agreements in 2005 and therefore, the $91.7 million current deferred tax asset recorded in 2004 was reversed with a corresponding increase in the deferred tax provision for 2005. Refer to Note 22, Related Party Transactions.

        A summary of the components of net deferred tax assets is as follows:

	Year Ended December 31,
	2005	2004
		(restated)
	(in thousands)
Deferred Tax Assets
Allowances and reserves	$52,227	$53,987
Deferred revenue and customer advances, net	7,970	99,785
Net operating loss carryforward	46,858	4,956
Tax credit carryforwards	35,811	14,661
Writedown/amortization of intangible assets/goodwill	59,643	—
Fixed assets	7,501	5,593
Demo equipment income	7,547	8,690
Accrued warranties	16,172	4,808
Other	4,961	4,192

Total deferred tax assets	238,690	196,672
Deferred Tax Liabilities
Prepaid expense	(2,474)	(8,111)
Writedown/amortization of intangible assets/goodwill	—	(2,458)
Other	(4,647)	(2,312)

Total deferred tax liabilities	(7,121)	(12,881)

Total deferred tax assets/(liabilities)	231,569	183,791

Less: valuation allowance	(224,678)	(4,900)

Total deferred tax assets/(liabilities)	$6,891	$178,891

        Deferred taxes have not been recognized on undistributed earnings from foreign subsidiaries because the Company does not intend to repatriate such earnings. As of December 31, 2005, undistributed earnings from investments in foreign subsidiaries amounted to approximately $279 million. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

        As of December 31, 2005, the U.S. federal net operating loss carryforwards were $12.2 million and expire in varying amounts between 2015 and 2025. As of December 31, 2005, state net operating loss carryforwards were $73.3 million and expire in varying amounts between 2015 and 2025. As of December 31, 2005, the Company also had net operating loss carryforwards ("NOLs") in China of approximately $180.6 million. The China net operating loss carryforwards will expire in 2010. As of December 31, 2005, the Company had NOLs in countries other than the U.S. and China. These NOLs are approximately $47.2 million. The majority of the NOLs do not expire and can be carried forward indefinitely. As of December 31, 2005, the Company has U.S. alternative minimum tax credit carryforwards of $1.0 million which have an indefinite life. The Company also has U.S. research & development credit carryforwards of $10.7 million which expire in varying amounts between 2010 and 2025 and U.S. foreign tax credits of $23.7 million which expire in varying amounts between 2011 and 2015. As of December 31, 2005, the Company also has foreign research & development credit carryforwards of $0.4 million which expires in 2015.

        In 2005, the Company impaired a significant amount of goodwill and intangible assets. As a result of this impairment, the Company recorded a $59.6 million deferred tax asset for the difference between the book bases and tax bases of the impaired assets.

        The Company's Chinese subsidiaries were granted tax holidays, which started to phase out in 1999. Income tax exemptions for two of the Company's subsidiaries ended December 31, 2004. The net impact of these tax holidays was to decrease tax expense by approximately $16.2 million and $38.0 million for the years ended December 31, 2004 and 2003, respectively.

        The difference between the Company's tax expense (benefit) and the tax based upon the federal statutory rate and the federal statutory rate is reconciled below:

	Year Ended December 31,
	2005	2004	2003
		(restated)	(restated)
Federal tax (benefit) at statutory rate	$(129,556)	$20,176	$87,836
State taxes, net of federal income tax benefit	(5,272)	(739)	1,481
Tax benefit of convertible debentures	(15,395)	(7,905)	(5,873)
Nondeductible goodwill impairment	12,873	—	—
Effect of differences in foreign tax rates	42,292	(2,592)	(33,653)
Effect of tax rate changes on deferred taxes	9,463	(26,256)	—
Deferred tax valuation allowance	218,095	4,572	—
Tax credits	(16,259)	(5,076)	(11,505)
Other	1,648	5,926	3,826

Total tax expense (benefit)	$117,889	$(11,894)	$42,112

        In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance applicable to our operations as well as the amount and jurisdiction of future taxable income. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. As of September 30, 2005, we did not believe it was more likely than not that we would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets in China, the United States and other foreign countries. As a result of the review undertaken at September 30, 2005, we have concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets in China, the United States and other foreign countries wherein the cumulative losses weigh heavily in the overall assessment.

        The tax provision impact of deferred tax valuation allowance of $218.1 million is primarily attributable to the tax expense related to providing a full valuation allowance on our net deferred tax assets at December 31, 2005 in the United States and China. The $9.5 million increase in tax expense is due to the revaluation of deferred tax assets recorded in the first and second quarters of 2005 because of statutory rate changes for certain of the Company's subsidiaries in China.

        In three countries where the Company has been historically profitable, the Company has determined that a valuation allowance is not necessary on the related deferred tax assets of approximately $6.9 million.

        The Company's income tax return for the 2003 tax year is currently under audit by the Internal Revenue Service. The Company is also under audit by the taxing authorities in China.

NOTE 15—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Option Plans

The 1997 Stock Plan:

        On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the Company's 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company's stockholders approved in February 2000. As of December 31, 2005, the Company is authorized to issue up to 34,918,320 shares subject to options under the plan. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 6,000,000 shares, or 4% of the outstanding shares of common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As of December 31, 2005, there were options to purchase 18,428,666 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

        Options granted under the 1997 plan may be incentive stock options ("ISOs") which are intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options ("NSOs"), which do not so qualify. The Compensation Committee selects the eligible persons to whom options will be granted and determines the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options will be ISOs or NSOs. The exercise price of ISOs granted under the 1997 plan may not be less than 100% of the fair market value of common stock on the grant date, while the exercise price of NSOs can be determined by the Compensation Committee in its discretion. Options are generally not transferable during the life of the optionee.

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

        Under the 1997 plan, the Company may grant stock purchase rights to eligible participants. Any shares purchased pursuant to stock purchase rights will be subject to a restricted stock purchase agreement. Unless the Compensation Committee determines otherwise, this agreement will grant the Company a right to repurchase the stock upon the voluntary or involuntary termination of the employee for any reason, including death or disability. The purchase price for repurchased shares will be the original price paid and may be paid by cancellation of any indebtedness owed to the Company. The shares of stock subject to the right of repurchase lapse over time. There were 150,000 stock purchase rights granted in 2005 with a fair value of $1.2 million and a four year vesting term to employees. The Company recorded compensation expense and additional paid in capital of $0.1 million during the year ended December 31, 2005 for the shares vested. There were no stock purchase rights granted in 2004 or 2003.

2001 Director Option Plan:

        On March 2, 2001, the Board of Directors adopted, and in May 2001, the Company's stockholders approved, the Company's 2001 Director Option Plan. Under the 2001 Director Option Plan, those directors who are not employees of the Company ("Outside Directors") are eligible to receive options to purchase shares of common stock. As of December 31, 2005, Directors Horner, Atkins, and Toy were Outside Directors. All grants of options to Outside Directors are automatic and nondiscretionary. In July 2001, the Board of Directors amended the 2001 Director Option Plan. As of December 31, 2005, the Company is authorized to issue up to 1,200,000 shares pursuant to options under the 2001 Director Option Plan. The plan terminates in May 2011, but may be terminated earlier by the Board of Directors. As of December 31, 2005, there were options to purchase 440,000 shares of common stock outstanding under the 2001 Director Option Plan. The Compensation Committee administers the 2001 Director Plan. On April 27, 2006, the Board of Directors suspended until further action all future grants of stock options to our Outside Directors under the 2001 Director Option Plan.

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

Advanced Communication Devices Corporation Incentive Program:

        The ACD Plan provides for the issuance of an additional 49,030 shares of UTStarcom's common stock pursuant to awards of shares granted to designated former employees of Advanced Communication Devices Corporation ("ACD") who became UTStarcom's employees in connection with UTStarcom's merger with ACD. The ACD plan is administered by the Board of Directors. The Company did not grant any shares under the plan in 2005, 2004 and 2003.

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

        In February, 2006 the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division, including the assets related to its prior acquisition of ACD. As a result, all participants' service with the Company was voluntarily terminated and all shares subject to award that were not yet earned or distributed were cancelled.

The 2003 Non-Statutory Stock Option Plan:

        On April 15, 2003, the Board of Directors adopted the Company's 2003 Non-Statutory Stock Option Plan. Under the 2003 plan, directors, officers, employees and consultants of the Company are eligible to be granted options to purchase shares of the Company's common stock. Only non-statutory stock options, which do not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the 2003 plan. As of December 31, 2005, the Company was authorized to issue up to 1,500,000 shares pursuant to options granted under the 2003 plan, subject to adjustment in certain instances (including stock splits, stock dividends, business combinations or other changes in capitalization). As of December 31, 2005, options to purchase 1,021,510 shares of common stock were outstanding under the 2003 plan.

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

        A summary of activity under the Plans follows:

	Shares Available for Grant	Number of shares	Weighted average exercise price
Options Outstanding, January 1, 2003	2,760,271	14,922,915	$15.05
Options Authorized in 2003	5,887,041	—
Options Granted	(4,866,309)	4,866,309	$25.03
Options Exercised	—	(4,490,195)	$12.27
Options Forfeited or Expired	681,900	(681,900)	$20.55

Options Outstanding, December 31, 2003	4,462,903	14,617,129	$18.97
Options Authorized in 2004	4,178,874	—
Options Granted	(5,875,197)	5,875,197	$27.48
Options Exercised	—	(1,191,877)	$15.54
Options Forfeited or Expired	811,503	(811,503)	$24.75

Options Outstanding, December 31, 2004	3,578,083	18,488,946	$21.62
Options Authorized in 2005	4,590,555	—
Options Granted	(5,455,623)	5,455,623	$9.33
Options Exercised	—	(198,450)	$6.00
Options Forfeited or Expired	3,782,752	(3,838,109)	$21.96

Options Outstanding, December 31, 2005	6,495,767	19,908,010	$18.34

        The following table summarizes information with respect to stock options outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding at December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Exercisable at December 31, 2005	Weighted Average Exercise Price
	(in thousands)		(in years)	(in thousands)
$ 0.06—$ 0.07	28,321	$0.06	2.9	28,321	$0.06
$ 0.25—$ 0.25	19,129	$0.25	3.1	19,129	$0.25
$ 1.57—$ 2.28	169,474	$2.23	2.1	169,474	$2.23
$ 2.50—$ 3.65	130,097	$3.48	3.5	130,097	$3.48
$ 4.00—$ 5.65	592,574	$4.50	3.5	586,874	$4.49
$ 6.47—$ 9.38	3,286,007	$7.43	9.2	365,967	$9.25
$10.74—$16.09	4,531,662	$12.99	6.5	2,458,960	$14.12
$16.17—$24.19	5,344,995	$19.83	6.0	4,253,223	$20.11
$24.31—$35.84	4,514,731	$27.28	7.2	4,509,614	$27.28
$36.50—$45.21	1,291,020	$38.08	6.2	1,291,020	$38.08

$ 0.06—$45.21	19,908,010	$18.34	6.8	13,812,679	$21.67

2000 Employee Stock Purchase Plan:

        In February 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan. The purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

        The Company has reserved 1,914,934 shares of common stock for sale under the stock purchase plan at December 31, 2005. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal 2.0 million shares, or 2% of the outstanding shares of the Company's common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan will be administered by the Board or a committee appointed by the Board.

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

        Total shares purchased under the plan were 911,976, 445,844 and 261,103 in 2005, 2004, and 2003, respectively.

NOTE 16—DEFERRED STOCK COMPENSATION

        In connection with the grant of certain stock options and restricted common stock to employees, non-employees and members of the Board of Directors and in connection with certain acquisitions (see Note 5), the Company recorded net deferred stock compensation of $0.3 million in 2003 representing the fair value of restricted stock and the difference between the fair value of common stock and the option exercise price of options at the date of grant. The Company did not record any net deferred stock compensation in 2005 or 2004. Deferred compensation is presented as a reduction of stockholders' equity, with amortization recorded over the vesting period of the related restricted stock and options. The Company recorded stock compensation expense of $2.2 million, $0.5 million and $4.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, approximately $3.5 million remained to be amortized over the corresponding vesting period of each respective option or restricted share, generally four to five years.

        In November 2001, the Company completed the purchase of Advanced Communication Devices Corporation ("ACD"). The Company adopted an incentive plan providing for the issuance of shares of common stock valued at $5 million to ACD employees who will continue to perform services for the Company. In February 2006, the semiconductor design business division, including the assets related to ACD, were sold to Marvell Technology Group (see Note 25, "Subsequent Event") and all unvested restricted shares were cancelled.

        Stock granted as part of incentive programs related to certain acquisitions (see Note 5) vest over five years through 2007, with accelerated vesting upon the achievement of specified milestones.

NOTE 17—401(K) PLAN

        On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan (the "401(k) Plan"), a cash-or-deferred arrangement, which covers the Company's eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by the Company, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions the Company may make are expected to be deductible by the Company. The Company's eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to one hundred percent (100%), subject to the maximum statutorily prescribed annual limit of $14,000 for participants under age 50 and $18,000 for participants age 50 and over for the year ended December 31, 2005, and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k)

Plan. Commencing with the plan year beginning January 1, 2001, the Company elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 for the 2005 and 2004 plan years. The Company's matching contributions are subject to a five-year vesting schedule based upon longevity of employee service with the Company. Matching contributions were $3.2 million, $2.7 million and $2.1 million for 2005, 2004, and 2003, respectively.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Leases:

        The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2011. The minimum future lease payments under the leases at December 31, 2005 are as follows:

(in thousands)
Years ending December 31:
2006	$17,189
2007	11,323
2008	6,803
2009	5,176
2010 and after	2,461

Total minimum lease payments	$42,952

        Rent expense for the years ended December 31, 2005, 2004 and 2003 was $22.5 million, $17.3 million and $11.5 million, respectively.

Investment Commitments:

        As of December 31, 2005, the Company had invested a total of $2.6 million in Global Asia Partners L.P. The fund size is anticipated to be $10 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

        The Company has also entered into various earnout agreements related to certain acquisitions, which are subject to the completion of performance milestones (see Note 4).

Contractual obligations and commercial commitments:

        As of December 31, 2005 the Company's obligations under contractual obligations and commercial commitments are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Bank loans	$199,126	$198,826	$300	$—	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—	$—
Interest payable on convertible notes	$6,007	$2,403	$3,604	$—	$—
Standby letters of credit	$72,064	$71,733	$331	$—	$—

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

Litigation:

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against the Company and various officers and directors. The actions have been consolidated in United States District Court for the Northern District of California. The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased the Company's stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Banc of America Securities LLC and Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        This litigation is in its preliminary stage, and its outcome cannot be predicted. Management of the Company believes that the claims are not meritorious. Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Governmental Investigations

        The Company has received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of the Company's financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005 the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of the Company's Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006 the Company became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. The Company, through its Audit Committee, authorized an independent investigation into these matters, and the Company has been in contact with the DOJ and SEC regarding the investigation. At this time, the Company cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company's directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. The settlement remains subject to a number of conditions, including final court approval. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigation

        The Company has sued Starent Networks Corporation ("Starent") for patent infringement in the U.S. District Court for the Northern District of California. On March 22, 2004, the Company filed its Complaint. On June 3, 2004, the Company served its Complaint on Starent. On July 30, 2004, Starent filed and served its answer and counterclaims. On August 30, 2004, the Company served and filed its Amended Complaint. In the Company's Amended Complaint, the Company asserts that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent's ST-16 Intelligent Mobile Gateway. We seek, inter alia, compensatory damages and injunctive relief. Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004. In its answer and counterclaims, Starent denies the Company's allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. The Court held an initial case management conference on November 2, 2004. On February 17, 2005, the Company filed a motion for a preliminary injunction against Starent's use, sale, and offer for sale of products having the infringing feature. The Court held a hearing on the Company's motion on May 11, 2005 and denied the Company's motion on June 17, 2005. On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit and entered an order construing these claims on August 11, 2005. On September 20, 2005, Starent filed a motion for summary judgment of non-infringement and UTStarcom filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability. On October 4, 2005, Starent filed a motion to strike UTStarcom's final infringement contentions. On November 7, 2005, Starent's motion to strike was denied. Oral argument on UTStarcom's estoppel motion and Starent's non-infringement motion was held on November 8, 2005. On December 6, 2005, the Court granted Starent's motion for summary judgment of non-infringement. On December 12, 2005, the Court dismissed as moot Starent's counterclaims for declaratory relief based on invalidity or unenforceability of the asserted patent. On February 2, 2006, the Court entered judgment in favor of Starent. On March 2, 2006, UTStarcom filed a notice of appeal. The Company has indicated that it believes that this adverse judgment will not have a material adverse effect on the business, financial condition, or results of the Company's operations.

        On February 16, 2005, the Company filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. On May 6, 2005, the Company served the Complaint on Starent. In the Complaint, the Company asserts that Starent infringes a UTStarcom patent through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. The Company seeks, inter alia, declaratory and injunctive relief.

Starent filed its answer and counterclaims on May 31, 2005, denying the Company's allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, the Company filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. Pursuant to the parties' stipulation, the Company withdrew its motion to strike and, on July 27, 2005, Starent filed an amended answer and counterclaims, which pleaded its inequitable conduct allegations with more specificity. UTStarcom filed its answer to the amended counterclaims on August 10, 2005. The Company has indicated that it believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the business, financial condition, or results of the Company's operations. However, we have not made an evaluation of the possibility of a favorable or unfavorable outcome.

Fenner Investments Patent Infringement Litigation

        On January 6, 2005, Fenner Investments, Ltd. ("Fenner") filed suit against the Company and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. On May 17, 2005, Fenner amended its complaint to add as defendants Ericsson Inc., Ericsson AB, Telefonaktiebolaget LM Ericsson, and Alcatel USA Inc. The suit alleged that certain products infringe two Fenner patents, U.S. Patent Nos. 5,561,706 and 6,819,670, for which Fenner sought compensatory and injunctive relief. On March 20, 2006, the Company agreed to settle Fenner's claims against it. As part of this settlement, Fenner agreed to dismiss with prejudice its claims against the Company. On April 27, 2006, the court ordered the dismissal with prejudice of Fenner's claims against the Company as a result of the settlement.

Telos Technology, Inc. Arbitration

        On November 22, 2005, Telos Technology, Inc. ("Telos") filed a formal Demand for Arbitration against the Company with JAMS/Endispute in San Jose, California. The Demand for Arbitration seeks the release of $2.4 million from an escrow fund. Pursuant to the terms of an Asset Purchase Agreement dated April 21, 2004 and an Escrow Agreement dated May 19, 2004 between the parties, the escrow fund was created to indemnify the Company from certain losses associated with the Company's purchase of assets from Telos. Telos asserts that the Company's refusal to release the escrowed funds constitutes a breach of its contractual obligations under the agreements. Telos also seeks attorneys' fees, costs and prejudgment interest in the amount of $500,000. In its response to the Demand for Arbitration, the Company denied that it had breached its contractual obligations. In January 2006, Telos moved for summary judgment on its claim and the Company opposed the motion. On March 6, 2006, the Arbitrator issued a ruling denying Telos' motion. In light of the ruling on summary judgment, Telos dismissed its claim for arbitration without prejudice, subject to its contractual right to dispute any future disbursement from escrow.

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a Complaint against the Company in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that the Company breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that it never intended to fulfill. The Telos Plaintiffs seek at least $19 million in damages, unspecified punitive damages and attorneys' fees. On December 28, 2005, the Telos Plaintiffs filed a First Amended

Complaint, alleging substantially the same facts and seeking the same relief. On January 26, 2006, the Company filed a demurrer with respect to Telos' three tort causes of action. On March 23, 2006, the Court sustained the Company's demurrer to all three tort causes of action and allowed Telos thirty days to amend its complaint. On April 12, 2006, Telos filed a Second Amended Complaint, alleging substantially the same facts and seeking the same relief as in the First Amended Complaint. The Company has not yet answered Telos' allegations in the Second Amended Complaint and intends to file another demurrer to the tort causes of action therein. Discovery has only recently begun and no trial date has been set.

Cell Communication Ltd. Arbitration

        On October 27, 2005, the Company received notice of a demand for arbitration filed against it by Cell Communication Ltd. of Nigeria. The demand was filed in the London Court of International Arbitration ("LCIA"). In its Amended Claim, Cell Communication claims "general' damages of $26.6 million and "special' damages of $15 million (alternatively $41 million general damages) in connection with alleged failures of products purchased from Telos Technology, whose assets have been acquired by the Company.

        An arbitrator has been selected by the LCIA. The arbitrator has ordered the determination of certain preliminary issues as to whether the claims made by Cell Communication are irrecoverable as a matter of English law. A hearing occurred on May 26, 2006 in respect of these preliminary issues. No date for the substantive hearing has been scheduled. The Company intends to deny all liability, and believes it has meritorious defenses.

Other

        The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on it's financial position or results of operations.

NOTE 19—HEDGING

        The Company uses derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The derivative instruments are accounted for pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," ("SFAS 133"). As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. Beginning in the first quarter of 2004, the Company hedged certain of its Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Hedged transactions are denominated in U.S. dollars on behalf of these transactions denominated in Japanese Yen. Pursuant to its foreign currency exchange hedging policy, the Company may hedge anticipated transactions and the related payables denominated in foreign currencies using forward foreign currency exchange rate contracts. The Company has not hedged any such transactions in 2005. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of Japanese Yen-denominated recognized liabilities. The net result of these gains and losses on contracts and revaluation included in interest and other income (expense) was insignificant for the year ended December 31, 2004. The Company's foreign currency forward contracts generally mature within three months. These derivative financial instruments are not held for speculative trading purposes. There were no foreign currency forward contracts open as of December 31, 2005, 2004 or 2003.

NOTE 20—OPERATING RISKS

Financial Risks:

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts and notes receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $523.8 million and $589.8 million of the Company's cash and short-term investments was on deposit in foreign accounts at December 31, 2005 and 2004, respectively. The Company invests excess cash in highly liquid investments with original maturities of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

Concentration of Credit Risk and Major Customers:

        Most Chinese carriers have three levels of operations: the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels are independent legal entities and have their own corporate mandate. The purchasing decision making process may take various forms for different projects and may also differ significantly from carrier to carrier. The Company groups all China customers together by province and treats each province as one customer since that is the level at which purchasing decisions are made.

        The table below outlines the Company's sales to and the accounts receivable balances with respect to the Company's customers:

For the year ended December 31,	% of Net Sales	% of Accounts Receivable
2005
Customer A	13%	13%
Customer B	12%	5%
2004
Customer C	12%	5%
Customer D	10%	9%
Customer E	5%	15%
2003
Customer F	11%	3%

        Approximately 24%, 73% and 76% of the Company's net sales during 2005, 2004, and 2003, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $268.8 million and $582.3 million, respectively, as of December 31, 2005 and 2004. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

        Approximately 32%, 79% and 86% of the Company's sales for the year ended December 31, 2005, 2004, and 2003, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

        Approximately 16%, 6% and 10% of the Company's sales for the year ended December 31, 2005, 2004, and 2003, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan's economy may influence the Company's business, financial condition and results of operations.

NOTE 21—SEGMENT REPORTING

        The Company historically managed its business as a single reportable segment. During 2004, the Company continued to expand its focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that the Company's chief operating decision makers, in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were evaluating performance, making operating decisions and allocating resources based on two operating segments, (i) China and (ii) all other regions referred to as International ("International").

        On November 1, 2004, the Company acquired selected assets of the wireless handset division of Audiovox Corporation. The acquired business has been integrated into the Company as a separate and distinct operating division referred to as the Personal Communications Division ("PCD"). As the Company determined to evaluate performance and allocate resources to this division, it was considered a third operating segment. As a result, as of December 31, 2004, the Company was organized, principally based on geographical market locations, in three operating segments, (i) China, (ii) International and (iii) PCD, and each segment consisted of one reporting unit.

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

        Summarized below are the Company's segment sales and gross profit for the years ended December 31, 2005, 2004 and 2003 based on the new reporting segment structure.

	Years Ended December 31,
	2005		2004		2003
			(restated)		(restated)
	(in thousands)
Sales by Segment
Broadband Infrastructure	$507,707	17%	$232,996	9%	$223,852	12%
Wireless Infrastructure	495,419	17%	1,373,260	51%	704,390	36%
PCD	1,369,324	47%	277,410	10%	—	0%
Handsets	472,572	16%	749,073	28%	983,392	51%
Service	84,321	3%	51,640	2%	29,587	1%

	$2,929,343	100%	$2,684,379	100%	$1,941,221	100%

	Years Ended December 31,
	2005	Gross Profit %	2004	Gross Profit %	2003	Gross Profit %
			(restated)		(restated)
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$157,781	31%	$45,594	20%	$118,255	53%
Wireless Infrastructure	149,842	30%	391,253	28%	197,472	28%
PCD	52,812	4%	11,886	4%	—	0%
Handsets	57,291	12%	131,704	18%	287,167	29%
Service	45,891	54%	16,345	32%	13,048	44%

	$463,617	16%	$596,782	22%	$615,942	32%

        Assets by segment are as follows:

	December 31,
	2005	2004
		(restated)
	(in thousands)
Long-lived assets
Broadband Infrastructure	$47,480	$50,454
Wireless Infrastructure	87,673	106,003
PCD	1,512	1,330
Handsets	47,963	46,325
Service	48,775	64,647

	$233,403	$268,759

	December 31,
	2005	2004
		(restated)
	(in thousands)
Total assets
Broadband Infrastructure	$471,783	$1,034,445
Wireless Infrastructure	831,944	1,203,398
PCD	420,191	363,298
Handsets	546,788	676,022
Service	95,346	71,243

	$2,366,052	$3,348,406

        Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical areas are as follows:

	Years Ended December 31,
	2005	% of net sales	2004	% of net sales	2003	% of net sales
			(restated)		(restated)
	(in thousands)
United States	$1,332,079	46%	$341,383	13%	$32,276	2%
China	928,979	32%	2,133,292	79%	1,680,821	86%
Japan	479,114	16%	156,416	6%	194,894	10%
Other	189,171	6%	53,288	2%	33,230	2%

Total net sales	2,929,343	100%	2,684,379	100%	1,941,221	100%

        Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	December 31,
	2005	2004
		(restated)
	(in thousands)
U.S.	$16,676	$24,958
China	204,630	229,469
Other	12,097	14,332

Total long-lived assets	$233,403	$268,759

NOTE 22—RELATED PARTY TRANSACTIONS

Softbank

        The Company recognized revenue of $395.2 million, $143.7 million and $184.4 million during the years ended December 31, 2005, 2004 and 2003, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. ("Softbank"), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO! BB." The Company supports Softbank's fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network ("GEPON") product as well as its multi-service optical transport product ("NetRing™"). In addition, the Company supports Softbank's new internet protocol television ("IPTV"), through sales of its RollingStream™ product.

        Included in accounts receivable at December 31, 2005 and December 31, 2004 were $69.3 million and $86.8 million, respectively, related to these transactions. During 2005, sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There was $16.3 million included in long term deferred revenue with respect to these agreements at December 31, 2005. Additionally, there was $6.3 million included in current deferred revenue at December 31, 2005 and insignificant amounts included in deferred revenue at December 31, 2004.

        During August 2004, the Company entered into several agreements with Japan Telecom Co., Ltd ("JT"), a wholly owned subsidiary of Softbank. These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. The Company has determined that the service activities revenue should be recorded net of expected promotional spending.

        Because the Company had not provided these activities in the past and could not estimate the fair value of these services, the Company determined under the guidance of SAB 104 that all revenue related to these agreements could not be recognized until all goods and services were delivered. The Company had delivered and received final acceptance for all equipment contemplated under these agreements in the quarter ended March 31, 2005. At December 31, 2004, $217.5 million was included in customer advance as related to these agreements. As of December 31, 2005, $5.4 million was included in customer advance related to other Softbank agreements.

        The promotional services discussed above involved contracting with third party promotional vendors, who in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, the Company determined that it would end its involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, the Company either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of the Company's obligations with JT under such agreements, satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $204.8 million, was reported in the quarter ended March 31, 2005.

        The Company also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities. The revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005. During the year ended December 31, 2005, sales to Softbank included $280.1 million with respect to sales of telecommunications equipment to JT and none during 2003 or 2004.

        The Company has invested in Softbank China and Restructuring Fund No. 1, which are investment vehicles established by Softbank. In December 2005 the Company sold its investment in Softbank China to Softbank for $56.9 million, incurred management fee and transaction costs of $4.4 million and recognized a gain of $47.2 million. Refer to Note 9, Long-term Investments.

        On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company's loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. The Company's recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During each of 2005 and 2004, the Company recorded $1.3 million in interest income in respect to this loan. The loan receivable at December 31, 2005 and 2004 was approximately $9.0 million and $11.8 million, respectively and is included in other long-term assets.

        On April 5, 2003, the Company repurchased 8.0 million shares of common stock beneficially owned by Softbank, at a purchase price of $17.385 per share. The total cost of the repurchase was $139.6 million including transaction fees. In connection with this repurchase transaction, Softbank entered into an agreement with the Company not to offer, sell or otherwise dispose of the Company's common stock for a period of one year, subject to a number of exceptions. As of December 31, 2005, Softbank beneficially owned approximately 12.2% of the Company's outstanding stock.

        On August 29, 2002, the Company completed the repurchase of 6.0 million shares of common stock for $72.9 million from Softbank.

Acoustek Int'l Corp.

        The Company obtains consulting services from Acoustek Int'l Corp. ("Acoustek"), which employs an individual related to one of the Company's officers. The Company paid to Acoustek $0.1 million in 2005 for consulting services provided by this individual.

Cellon

        In October 2002, the Company entered into a license and a royalty agreement with Cellon International Holding Corporation ("Cellon") in which the Company has an ownership interest. The Company paid $0.8 million to license certain technology for the development of certain handset products in China. Per the terms of the royalty agreement, the Company is required to pay Cellon $3 per unit shipped for a minimum of 0.1 million units. This agreement is not material to the overall financial results of Cellon. The Company has evaluated its relationship with Cellon under FIN 46, and determined that consolidation is not required.

        In November 2005, the Company entered into an agreement with Cellon that is expected to be completed in the first half of 2006. In exchange for preferred shares of Cellon valued at $5.0 million, the Company transferred fixed assets with a net book value of $2.9 million, a lease and a workforce in place consisting of 156 engineers. Additionally, the Company amended its license agreement and made a $5.0 million royalty prepayment in exchange for future product development. At December 31, 2005, the net book value of assets to be transferred of $2.9 million has been classified as other assets.

Fiberxon

        The Company has an outstanding purchase commitment with Fiberxon, in which the Company has a 7% ownership interest, to purchase component parts for optical networking products. In addition, the Company provided a letter of credit for $5.0 million to purchase raw materials for the manufacture of these component parts. This commitment expired during 2005. Purchases from Fiberxon totaled $9.7 million in 2005 and $15.1 million in 2004 and the Company has $0.3 million and $13.3 million in accounts payable to Fiberxon at December 31, 2005 and 2004, respectively.

Matsushita Joint Venture

        In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company. The Company performed engineering services for the joint venture for approximately $2.8 million which was recognized as revenue during 2005. As of December 31, 2005, the Company had a receivable of $0.1 million. In December 2005, the partners agreed to dissolve the joint venture. See Note 9 for details.

Global Asia Partners L.P.

        Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund is also one of the Company's sales agents. Between June 2002 and April 2005, the Company has invested a total of $2.6 million in the fund. As of December 31, 2005, the Company has 49% of the outstanding partnership units.

Org, Inc.

        The Company has a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in Org, Inc. During 2005, the Company had sales of $0.5 million to Org, Inc. As of December 31, 2005, the Company has a receivable of $0.2 million and deferred revenue of $0.1 million.

Spacetime

        In January, 2005 the Company formed a joint venture with two other parties to provide mobile communication, broadband and IP related value added services in Mongolia. The operations of the joint venture are consolidated into the financial statements of the Company. As of December 31, 2005, the Company has $0.3 million included in related party receivables and $0.3 million in long term debt related to one of the joint venture partners, Spacetime Golden Communication Technology USA, Inc. ("Spacetime")

Starcom Products, Inc.

        The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. ("Starcom"), which is 31% owned by an individual related to one of our officers who is also a member of the Company's Board of Directors. The Company paid to Starcom $0.7 million in 2005, $1.1 million in 2004 and $1.4 million in 2003 for engineering consulting and employee placement services provided by Starcom.

Xalted Networks

        The Company has received purchase orders from Xalted Networks totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by the Company to other customers. The Company is charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process had not been completed. The equipment cost is included in inventory as of December 31, 2005

NOTE 23—RESTRUCTURING COSTS

        In the second quarter of fiscal 2005, the Company announced and initiated a restructuring plan to rationalize cost structure in response to the decline in demand for certain products. In addition, the restructuring plan is designed to allow the Company to reduce operating costs for each product line. The primary goal of these improvements is to lower the cost structure for the Company.

        In 2005 the Company incurred $35.3 million in expenses in relation to the restructuring plan actions, primarily consisting of (i) $15.2 million related to severance payments (ii) $14.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products, which are included in operating expenses and (iii) $5.6 million in inventory write-off associated with discontinued products. Included in severance is a $1.8 million non-cash reversal of a housing allowance accrual in China. Restructuring expense related to the inventory write-off is included in cost of sales in the Statements of Operations. As of December 31, 2005, approximately 1,595 employees had been terminated or placed in the workforce reduction programs.

        The following table displays a roll forward of the restructuring plan associated costs:

	Year Ended December 31, 2005
	Charges	Cash payment	Non-cash settlement	Balance
	(in thousands)
Wireless
Severance payments	$2,139	$(2,559)	$420	$—
Asset impairment	12,236	(110)	(12,126)	—
Inventory write-off	5,543	—	(5,543)	—
Broadband
Severance payments	3,472	(3,503)	81	50
Asset impairment	1,095	(50)	(1,045)	—
Inventory write-off	53	—	(53)	—
Handsets
Severance payments	1,056	(1,127)	100	29
Asset impairment/exit cost	350	—	—	350
Inventory write-off	—	—	—	—
PCD
Severance payments	—	—	—	—
Asset impairment	—	—	—	—
Inventory write-off	—	—	—	—
Service
Severance payments	2,135	(2,488)	353	—
Asset impairment	—	—	—	—
Inventory write-off	—	—	—	—
Corporate
Severance payments	6,342	(6,931)	796	207
Asset impairment/exit cost	844	(32)	(233)	579
Inventory write-off	—	—	—	—
Summary Totals
Severance payments	$15,144	$(16,608)	$1,750	$286
Asset impairment/exit cost	14,525	(192)	(13,404)	929
Inventory write-off	5,596	—	(5,596)	—

Total	$35,265	$(16,800)	$(17,250)	$1,215

        Included in the $35.3 million restructuring charge for the year ended December 31, 2005 was $5.6 million recorded with cost of net sales and $29.7 million recorded as an operating expense.

NOTE 24—VARIABLE INTEREST ENTITIES

        The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46"). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

        In 2004 and 2003, the Company had consolidated a related party deemed a VIE and with whom the Company is the primary beneficiary. Beijing MDC Telecom Co., Ltd. ("MDC BJ") was formed in 2001. In 2002, a venture capital fund with affiliation to a shareholder of the Company made an additional capital investment and established MDC Holding Limited ("MDC Holding") and its affiliated entities (MDC Holding and such affiliated entities, including MDC BJ, are referred to, collectively, as "MDC"). MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks. During 2003 and 2004 the Company had consolidated MDC, a VIE, for whom the Company was the primary beneficiary. As of December 31, 2004, the consolidation resulted in a $4.2 million increase in both total assets and total liabilities and equity. During the fourth quarter of 2005, the Company sold its equity interest, terminated material commercial arrangements, settled the bank debt and is no longer considered the primary beneficiary. As a result, the assets and liabilities of MDC were not consolidated as of December 31, 2005.

        During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology, and equipment to the emerging market for IPTV products in China. The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty. As a result of the foregoing, and the fact that the venture's continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture. Therefore, this venture was consolidated into the Company's results as of December 31, 2005. This VIE had no revenue during 2005, and had net losses of $0.9 million through December 31, 2005. The consolidation of this VIE represented $18.9 million of the total assets of the Company as of December 31, 2005, which consisted of cash of $12.1 million, other current assets of $6.3 million and net fixed assets of $0.5 million. The creditors of this VIE have no recourse to the Company.

        In the first quarter of 2005, the Company invested in an additional entity, which is considered a VIE where the Company is the primary beneficiary and does not hold a majority voting interest. The company was established to install, develop and operate a PAS network in Mongolia. The creditors of this VIE have no recourse to the Company. In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice allegations that an agent of the joint venture had offered payments to a Mongolian government official, in possible violation of the Foreign Corrupt Practices Act. The Audit Committee authorized an independent investigation into the matter. As a result of the investigation, the Company wrote off $1.2 million of intangibles and established a $2.6 million VAT liability at December 31, 2005. The investigation is still ongoing. The consolidation of this entity resulted in a $6.0 million increase in both total assets and total liabilities and equity as of December 31, 2005. In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets.

NOTE 25—SUBSEQUENT EVENTS

        In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division, including the assets related to its prior acquisition of Advanced Communications Devices Corporation, to Marvell Technology Group Ltd. ("Marvell") for $24 million in cash. The net book value of the assets sold was $2.9 million with transaction costs of approximately $0.4 million. Additionally, Marvell may pay an additional $16 million upon certain defined milestones being achieved.

        On March 16, 2006, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2005. The delay results in a technical default of the Company's 7/8% Convertible Subordinated Notes due 2008 (the "Notes"). The Company received notice from the trustee for the Notes asserting that if the Company failed to file the 2005 Form 10-K on or before June 2, 2006, such failure would constitute an event of default pursuant to the indenture for the Notes. If an event of default were to occur and be continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. The Company believes that this technical default will be remediated with the filing of this 2005 Form 10-K.

        On May 5, 2006, Hong Liang Lu notified the Company of his resignation as the Company's President, Chief Executive Officer and Chairman of the Board, effective December 31, 2006. Ying Wu, Chief Executive Officer of the Company's China operations and Vice Chairman of the Board, will assume the position of Chief Executive Officer effective January 1, 2007. Thomas Toy, currently an independent director of the Company, will assume the position of Chairman of the Board effective January 1, 2007.

QUARTERLY FINANCIAL DATA (UNAUDITED)

        As described in Note 2, "Restatement," the quarterly periods during the years ended December 31, 2005, 2004 and 2003 have been restated. The following tables present unaudited quarterly financial information reflecting the impact of the restatement.

	Three months ended March 31, 2005		Three months ended March 31, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$606,160	$603,931	$610,731	$606,085
Related party	295,635	297,953	11,561	11,561

	901,795	901,884	622,292	617,646
Cost of net sales
Unrelated party	537,638	536,952	441,527	437,934
Related party	125,968	127,508	4,731	4,731

Gross profit	238,189	237,424	176,034	174,981

Operating expenses:
Selling, general and administrative	108,210	109,011	66,943	67,529
Research and development	66,660	66,260	45,658	45,658
Amortization of intangible assets	6,972	6,972	2,973	2,973

Total operating expenses	181,842	182,243	115,574	116,160

Operating income	56,347	55,181	60,460	58,821

Interest income	1,349	1,349	1,354	1,354
Interest expense	(4,278)	(4,278)	(1,082)	(1,082)
Other income (expense), net	(6,847)	(6,847)	8,785	8,785

Income before income taxes, minority interest and equity in loss of affiliated companies	46,571	45,405	69,517	67,878
Income tax expense	7,884	7,680	13,704	13,121
Minority interest in earnings of consolidated subsidiaries	(222)	(222)	(50)	(50)
Equity in loss of affiliated companies	(459)	(459)	(997)	(997)

Net income	$38,006	$37,044	$54,766	$53,710

Earnings per share—Basic	$0.33	$0.32	$0.48	$0.47
Earnings per share—Diluted	$0.29	$0.29	$0.40	$0.39

	Three months ended March 31, 2003
	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$272,004	$272,004
Related party	58,516	58,516

	330,520	330,520
Cost of sales
Unrelated party	195,638	195,638
Related party	22,197	22,197

Gross profit	112,685	112,685

Operating expenses:
Selling, general and administrative	37,583	37,712
Research and development	26,812	27,236
In-process research and development	1,320	1,320
Amortization of intangible assets	695	695

Total operating expenses	66,410	66,963

Operating income	46,275	45,722

Interest income	943	943
Interest expense	(639)	(639)
Other income, net	4,186	4,610

Income before income taxes, minority interest and equity in loss of affiliated companies	50,765	50,636
Income tax expense	8,622	8,575
Equity in loss of affiliated companies	(975)	(975)

Net income	$41,168	$41,086

Earnings per share—Basic	$0.38	$0.38
Earnings per share—Diluted	$0.37	$0.37

	Three months ended June 30, 2005		Six months ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$692,315	$691,431	$1,298,475	$1,295,362
Related party	30,646	28,328	326,281	326,281

	722,961	719,759	1,624,756	1,621,643
Cost of net sales
Unrelated party	596,785	591,892	1,134,423	1,128,844
Related party	16,729	15,729	142,697	143,237

Gross profit	109,447	112,138	347,636	349,562

Operating expenses:
Selling, general and administrative	102,808	103,009	211,018	212,020
Research and development	65,621	65,621	132,281	131,881
In-process research and development	660	660	660	660
Amortization of intangible assets	6,776	6,776	13,748	13,748
Restructuring costs	15,127	15,127	15,127	15,127

Total operating expenses	190,992	191,193	372,834	373,436

Operating loss	(81,545)	(79,055)	(25,198)	(23,874)

Interest income	1,452	1,452	2,801	2,801
Interest expense	(4,711)	(4,711)	(8,989)	(8,989)
Other income, net	8,867	8,867	2,020	2,020

Loss before income taxes, minority interest and equity in loss of affiliated companies	(75,937)	(73,447)	(29,366)	(28,042)
Income tax expense (benefit)	(1,485)	240	6,399	7,920
Minority interest in losses of consolidated subsidiaries	313	313	91	91
Equity in loss of affiliated companies	(574)	(574)	(1,033)	(1,033)

Net loss	$(74,713)	$(73,948)	$(36,707)	$(36,904)

Loss per share—Basic	$(0.65)	$(0.64)	$(0.32)	$(0.32)
Loss per share—Diluted	$(0.65)	$(0.64)	$(0.32)	$(0.32)

	Three months ended June 30, 2004		Six months ended June 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$668,552	$655,504	$1,279,282	$1,261,588
Related party	21,076	21,076	32,637	32,637

	689,628	676,580	1,311,919	1,294,225
Cost of net sales
Unrelated party	505,247	493,914	946,772	931,846
Related party	8,111	8,111	12,842	12,842

Gross profit	176,270	174,555	352,305	349,537

Operating expenses:
Selling, general and administrative	67,830	68,210	134,773	135,739
Research and development	52,592	52,592	98,250	98,250
In-process research and development	1,400	1,400	1,400	1,400
Amortization of intangible assets	3,334	3,334	6,307	6,307

Total operating expenses	125,156	125,536	240,730	241,696

Operating income	51,114	49,019	111,575	107,841

Interest income	1,838	1,838	3,191	3,191
Interest expense	(1,139)	(1,139)	(2,221)	(2,221)
Other income, net	4,263	4,263	13,048	13,048

Income before income taxes, minority interest and equity in loss of affiliated companies	56,076	53,981	125,593	121,859
Income tax expense	10,975	10,230	24,679	23,351
Minority interest in earnings of consolidated subsidiaries	(37)	(37)	(87)	(87)
Equity in loss of affiliated companies	(1,201)	(1,201)	(2,198)	(2,198)

Net income	$43,863	$42,513	$98,629	$96,223

Earnings per share—Basic	$0.39	$0.37	$0.86	$0.84
Earnings per share—Diluted	$0.33	$0.32	$0.73	$0.71

	Three months ended June 30, 2003		Six months ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$345,684	$343,774	$617,687	$615,777
Related party	60,150	60,150	118,667	$118,667

	405,834	403,924	736,354	734,444
Cost of sales
Unrelated party	246,891	246,084	442,529	441,722
Related party	21,439	21,439	43,636	43,636

Gross profit	137,504	136,401	250,189	249,086

Operating expenses:
Selling, general and administrative	34,963	35,093	72,546	72,805
Research and development	36,078	36,078	62,890	63,314
In-process research and development	9,328	9,328	10,648	10,648
Amortization of intangible assets	1,483	1,483	2,178	2,178

Total operating expenses	81,852	81,982	148,262	148,945

Operating income	55,652	54,419	101,927	100,141

Interest income	699	699	1,642	1,642
Interest expense	(2,210)	(2,210)	(2,849)	(2,849)
Other income, net	154	1,497	4,340	6,107

Income before income taxes, minority interest and equity in loss of affiliated companies	54,295	54,405	105,060	105,041
Income tax expense	9,100	9,140	17,722	17,715
Equity in loss of affiliated companies	(1,745)	(1,745)	(2,720)	(2,720)

Net income	$43,450	$43,520	$84,618	$84,606

Earnings per share—Basic	$0.43	$0.43	$0.81	$0.81
Earnings per share—Diluted	$0.36	$0.36	$0.72	$0.72

	Three months ended September 30, 2005		Nine months ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$629,004	$625,902	$1,927,479	$1,921,264
Related party	6,303	6,144	332,584	332,425

	635,307	632,046	2,260,063	2,253,689
Cost of net sales
Unrelated party	578,017	575,907	1,712,440	1,704,751
Related party	3,344	3,185	146,041	146,422

Gross profit	53,946	52,954	401,582	402,516

Operating expenses:
Selling, general and administrative	88,708	86,362	299,728	298,384
Research and development	60,797	60,797	193,078	192,678
In-process research and development	—	—	660	660
Amortization of intangible assets	6,643	6,643	20,391	20,391
Restructuring	3,378	3,378	18,505	18,505
Impairment of long-lived assets	218,094	218,094	218,094	218,094

Total operating expenses	377,620	375,274	750,456	748,712

Operating loss	(323,674)	(322,320)	(348,874)	(346,196)

Interest income	1,673	1,673	4,474	4,474
Interest expense	(3,876)	(3,876)	(12,864)	(12,864)
Gain on extinguishment of subordinated notes	20,297	20,297	31,392	31,392
Other income (expense), net	7,352	7,352	(1,723)	(1,723)

Loss before income taxes, minority interest and equity in loss of affiliated companies	(298,228)	(296,874)	(327,595)	(324,917)
Income tax expense	103,650	107,469	110,048	115,388
Minority interest in losses of consolidated subsidiaries	3	3	94	94
Equity in loss of affiliated companies	(786)	(786)	(1,818)	(1,818)

Net loss	$(402,661)	$(405,126)	$(439,367)	$(442,029)

Loss per share—Basic	$(3.40)	$(3.43)	$(3.79)	$(3.81)
Loss per share—Diluted	$(3.40)	$(3.43)	$(3.79)	$(3.81)

	Three months ended September 30, 2004		Nine months ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$613,016	$610,063	$1,892,298	$1,871,651
Related party	32,000	32,000	64,637	64,637

	645,016	642,063	1,956,935	1,936,288
Cost of net sales
Unrelated party	488,363	487,215	1,435,135	1,419,061
Related party	19,519	19,519	32,361	32,361

Gross profit	137,134	135,329	489,439	484,866

Operating expenses:
Selling, general and administrative	74,916	74,567	209,689	210,306
Research and development	56,026	56,026	154,276	154,276
In-process research and development	—	—	1,400	1,400
Amortization of intangible assets	3,639	3,639	9,946	9,946

Total operating expenses	134,581	134,232	375,311	375,928

Operating income	2,553	1,097	114,128	108,938

Interest income	1,339	1,339	4,530	4,530
Interest expense	(1,206)	(1,206)	(3,428)	(3,428)
Other income, net	1,162	1,162	14,211	14,211

Income before income taxes, minority interest and equity in loss of affiliated companies	3,848	2,392	129,441	124,251
Income tax expense (benefit)	(1,906)	(2,424)	22,773	20,927
Minority interest in earnings of consolidated subsidiaries	(40)	(40)	(127)	(127)
Equity in loss of affiliated companies	(727)	(727)	(2,925)	(2,925)

Net income	$4,987	$4,049	$103,616	$100,272

Earnings per share—Basic	$0.04	$0.04	$0.91	$0.88
Earnings per share—Diluted	$0.04	$0.04	$0.78	$0.76

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$558,328	$543,965	$1,176,014	$1,159,741
Related party	26,054	26,054	144,722	144,722

	584,382	570,019	1,320,736	1,304,463
Cost of sales
Unrelated party	390,025	380,289	832,554	822,011
Related party	8,255	8,255	51,891	51,891

Gross profit	186,102	181,475	436,291	430,561

Operating expenses:
Selling, general and administrative	57,371	57,285	129,917	130,090
Research and development	44,723	44,723	107,613	108,037
In-process research and development	161	161	10,809	10,809
Amortization of intangible assets	3,081	3,081	5,259	5,259

Total operating expenses	105,336	105,250	253,598	254,195

Operating income	80,766	76,225	182,693	176,366

Interest income	530	530	2,172	2,172
Interest expense	(1,506)	(1,506)	(3,463)	(3,463)
Other income (expense), net	670	(105)	4,118	5,110

Income (loss) before income taxes, minority interest and equity in loss of affiliated companies	80,460	75,144	185,520	180,185
Income tax expense	13,661	11,712	31,383	29,427
Minority interest in earnings of consolidated subsidiaries	(35)	(35)	(35)	(35)
Equity in loss of affiliated companies	(1,560)	(1,560)	(4,280)	(4,280)

Net income	$65,204	$61,837	$149,822	$146,443

Earnings per share—Basic	$0.63	$0.60	$1.45	$1.41
Earnings per share—Diluted	$0.50	$0.48	$1.23	$1.20

		Three months ended December 31, 2004
	Three months ended December 31, 2005	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$613,434	$666,610	$668,055
Related party	62,220	80,036	80,036

	675,654	746,646	748,091
Cost of net sales
Unrelated party	570,534	575,436	577,127
Related party	44,019	59,048	59,048

Gross profit	61,101	112,162	111,916

Operating expenses:
Selling, general and administrative	73,907	93,308	93,516
Research and development	54,455	64,769	64,769
Amortization of intangible assets	5,462	5,605	5,605
Restructuring	11,164	—	—
Impairment on long-lived assets	—	12,706	12,706

Total operating expenses	144,988	176,388	176,596

Operating loss	(83,887)	(64,226)	(64,680)

Interest income	2,617	1,642	1,642
Interest expense	(3,900)	(3,488)	(3,488)
Other income, net	45,388	1,220	1,220

Loss before income taxes, minority interest and equity in loss of affiliated companies	(39,782)	(64,852)	(65,306)
Income tax expense (benefit)	2,501	(32,614)	(32,821)
Minority interest in losses of consolidated subsidiaries	598	412	412
Equity in (loss) earnings of affiliated companies	(3,645)	1,625	1,625

Net loss	$(45,330)	$(30,201)	$(30,448)

Loss per share—Basic	$(0.38)	$(0.26)	$(0.27)
Loss per share—Diluted	$(0.38)	$(0.26)	$(0.27)

	Three months ended December 31, 2003
	As Previously Reported	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$604,737	$597,044
Related party	39,714	39,714

	644,451	636,758
Cost of net sales
Unrelated party	428,730	423,751
Related party	27,627	27,627

Gross profit	188,094	185,380

Operating expenses:
Selling, general and administrative	58,422	58,768
Research and development	47,639	47,639
In-process research and development	(123)	(123)
Amortization of intangible assets	3,111	3,111

Total operating expenses	109,049	109,395

Operating income	79,045	75,985

Interest income	1,022	1,022
Interest expense	(1,208)	(1,208)
Other income, net	803	235

Income before income taxes, minority interest and equity in loss of affiliated companies	79,662	76,034
Income tax expense	14,016	12,685
Minority interest in losses of consolidated subsidiaries	1,044	1,044
Equity in loss of affiliated companies	(980)	(980)

Net income	$65,710	$63,413

Earnings per share—Basic	$0.63	$0.61
Earnings per share—Diluted	$0.51	$0.50

Consolidated Balance Sheets

	March 31, 2005		June 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$372,714	$372,714	$350,324	$350,324	$496,126	$496,126
Short-term investments	16,224	16,224	31,402	31,402	15,091	15,091
Accounts receivable, net of allowances for doubtful accounts	740,430	737,696	759,400	755,251	552,535	544,925
Accounts receivable, related parties	166,679	168,997	91,887	89,569	26,920	26,920
Notes receivable	22,926	22,926	30,815	30,815	22,934	22,934
Inventories	601,717	601,717	535,780	535,780	474,485	474,485
Deferred costs/Inventories at customer sites under contracts	182,922	211,973	214,645	249,589	201,241	238,294
Prepaids	78,425	78,425	66,394	66,394	54,107	54,107
Restricted cash and short-term investments	29,551	29,551	32,607	32,607	36,922	36,922
Current deferred taxes	141,358	141,713	42,868	43,344	—	—
Other current assets	31,362	31,362	33,297	33,297	29,040	29,040

Total current assets	2,384,308	2,413,298	2,189,419	2,218,372	1,909,401	1,938,844
Property, plant and equipment, net	278,487	278,487	273,027	273,027	251,009	251,009
Long-term investments	35,131	35,131	37,099	37,099	37,427	37,427
Goodwill	195,816	195,816	196,037	196,037	3,063	3,063
Intangible assets, net	94,438	94,438	89,100	89,100	80,775	80,775
Other long-term assets	78,872	83,889	71,784	76,801	31,932	31,932

Total assets	$3,067,052	$3,101,059	$2,856,466	$2,890,436	$2,313,607	$2,343,050

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$440,706	$440,706	$431,361	$431,361	$291,466	$291,466
Short-term debt	275,485	275,485	265,236	265,236	226,400	226,400
Income taxes payable	111,812	111,640	1,814	3,488	25,244	25,244
Customer advances	93,049	137,442	103,262	144,590	159,123	202,233
Deferred revenue	97,134	95,004	88,784	86,870	98,719	96,981
Other current liabilities	236,523	238,668	250,988	253,334	250,260	250,260

Total current liabilities	1,254,709	1,298,945	1,141,445	1,184,879	1,051,212	1,092,584
Long-term debt	402,500	402,500	364,800	364,800	274,900	274,900

Total liabilities	1,657,209	1,701,445	1,506,245	1,549,679	1,326,112	1,367,484
Minority interest in consolidated subsidiaries	5,604	5,604	5,290	5,290	5,287	5,287

Stockholders' equity:
Common stock	144	144	146	146	151	151
Additional paid-in capital	1,123,826	1,123,826	1,138,374	1,138,374	1,165,227	1,165,227
Deferred stock compensation	(5,527)	(5,527)	(4,584)	(4,584)	(4,052)	(4,052)
Retained earnings (accumulated deficit)	281,458	271,229	206,745	197,281	(195,915)	(207,844)
Accumulated other comprehensive income	4,338	4,338	4,250	4,250	16,797	16,797

Total stockholders' equity	1,404,239	1,394,010	1,344,931	1,335,467	982,208	970,279

Total liabilities, minority interest and stockholders' equity	$3,067,052	$3,101,059	$2,856,466	$2,890,436	$2,313,607	$2,343,050

Consolidated Balance Sheets

	March 31, 2004		June 30, 2004		September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$728,712	$728,712	$488,540	$488,540	$755,093	$755,093
Short-term investments	41,330	41,330	76,979	76,979	44,883	44,883
Accounts receivable, net of allowances for doubtful accounts	403,044	402,276	509,975	499,169	691,527	687,534
Accounts receivable, related parties	29,797	29,797	29,884	29,884	46,339	46,339
Notes receivable	43,824	43,824	43,392	43,392	24,877	24,877
Inventories	318,106	317,488	435,579	434,795	439,439	438,609
Deferred costs/Inventories at customer sites under contracts	409,323	429,056	318,723	349,955	151,986	184,412
Prepaids	117,510	117,510	120,836	120,836	82,690	82,690
Restricted cash and short-term investments	30,864	30,864	42,633	42,633	36,799	36,799
Other current assets	50,719	50,694	35,238	35,316	37,404	37,482

Total current assets	2,173,229	2,191,551	2,101,779	2,121,499	2,311,037	2,338,718
Property, plant and equipment, net	201,725	201,725	226,972	226,972	255,992	255,992
Long-term investments	24,101	24,101	24,504	24,504	25,428	25,428
Goodwill	100,180	100,180	113,429	113,429	113,544	113,544
Intangible assets, net	41,256	41,256	64,191	64,191	60,543	60,543
Other long-term assets	72,405	75,614	77,682	80,891	83,374	86,583

Total assets	$2,612,896	$2,634,427	$2,608,557	$2,631,486	$2,849,918	$2,880,808

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$287,963	$287,963	$389,040	$389,040	$336,390	$336,390
Notes payable and short-term debt					176,566	176,566
Income taxes payable	23,882	23,299	25,591	24,263	14,268	12,422
Customer advances	294,100	321,740	141,088	171,805	271,476	312,007
Deferred revenue	57,209	57,413	49,493	49,630	57,874	57,963
Other current liabilities	176,629	177,631	205,909	207,394	192,378	193,514

Total current liabilities	839,783	868,046	811,121	842,132	1,048,952	1,088,862
Long-term debt	410,655	410,655	410,655	410,655	410,655	410,655

Total liabilities	1,250,438	1,278,701	1,221,776	1,252,787	1,459,607	1,499,517
Minority interest in consolidated subsidiaries	5,359	5,359	5,396	5,396	5,436	5,436

Stockholders' equity:
Common stock	144	144	143	143	143	143
Additional paid-in capital	1,115,972	1,115,972	1,115,491	1,115,491	1,116,292	1,116,292
Deferred stock compensation	(7,484)	(7,484)	(7,315)	(7,315)	(7,233)	(7,233)
Retained earnings	244,607	237,875	268,666	260,584	273,652	264,632
Accumulated other comprehensive income	3,860	3,860	4,400	4,400	2,021	2,021

Total stockholders' equity	1,357,099	1,350,367	1,381,385	1,373,303	1,384,875	1,375,855

Total liabilities, minority interest and stockholders' equity	$2,612,896	$2,634,427	$2,608,557	$2,631,486	$2,849,918	$2,880,808

Consolidated Balance Sheets

	March 31, 2003		June 30, 2003		September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$562,141	$562,141	$275,978	$275,978	$436,085	$436,942
Short-term investments	42,000	42,000	5,282	5,282	5,282	15,775
Accounts receivable, net of allowances for doubtful accounts	255,267	255,267	195,016	195,016	261,105	248,465
Accounts receivable, related parties	—	—	68,170	68,170	52,581	52,581
Notes receivable	—	—	—	—	18,894	18,894
Inventories/deferred costs	794,468	794,468	1,099,044	1,100,044	979,810	990,353
Prepaids	—	—	139,418	139,418	176,464	176,464
Restricted cash and short-term investments	—	—	25,283	25,283	17,407	17,407
Other current assets	175,225	175,225	87,780	89,123	64,064	64,064

Total current assets	1,829,101	1,829,101	1,895,971	1,898,314	2,011,692	2,020,945
Property, plant and equipment, net	106,880	106,880	135,731	135,731	156,061	156,061
Long-term investments	25,651	25,651	24,697	24,697	22,818	22,818
Goodwill	55,379	55,379	122,707	122,707	100,346	100,346
Intangible assets, net	—	—	26,347	26,347	48,076	48,076
Other long-term assets	29,425	29,425	26,138	26,138	38,081	38,081

Total assets	$2,046,436	$2,046,436	$2,231,591	$2,233,934	$2,377,074	$2,386,327

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$476,885	$476,885	$425,678	$425,678	$402,037	$402,037
Notes payable and short-term debt	—	—	—	—	23,390	23,390
Income taxes payable	15,100	15,053	(2,982)	(2,989)	10,388	8,432
Deferred revenue	257,207	257,207	545,343	545,343	544,659	544,680
Other current liabilities	118,243	118,372	140,463	142,825	186,607	201,174

Total current liabilities	867,435	867,517	1,108,502	1,110,857	1,167,081	1,179,713
Long-term debt	402,500	402,500	402,500	402,500	402,500	402,500

Total liabilities	1,269,935	1,270,017	1,511,002	1,513,357	1,569,581	1,582,213
Minority interest in consolidated subsidiaries	—	—	—	—	519	519

Stockholders' equity:
Common stock	136	136	128	128	130	130
Additional paid-in capital	626,235	626,235	617,343	617,343	637,930	637,930
Deferred stock compensation	(11,058)	(11,058)	(9,133)	(9,133)	(8,916)	(8,916)
Retained earnings	161,688	161,606	112,145	112,133	177,349	173,970
Receivable from stockholder	(282)	(282)	(275)	(275)	(254)	(254)
Accumulated other comprehensive income (loss)	(218)	(218)	381	381	735	735

Total stockholders' equity	776,501	776,419	720,589	720,577	806,974	803,595

Total liabilities, minority interest and stockholders' equity	$2,046,436	$2,046,436	$2,231,591	$2,233,934	$2,377,074	$2,386,327

	As of December 31, 2003
	As Previously Reported	Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$377,747	$—	$377,747
Short-term investments	48,617	—	48,617
Accounts receivable, net of allowances for doubtful accounts of $32,200	325,288	(841)	324,447
Accounts receivable, related parties	43,944	—	43,944
Notes receivable	11,362	—	11,362
Inventories	257,065	—	257,065
Deferred costs/Inventories at customer sites under contracts	542,060	16,114	558,174
Prepaids	139,103	—	139,103
Short-term restricted cash and investments	24,404	—	24,404
Current deferred taxes	18,179	78	18,257
Other current assets	30,320	—	30,320

Total current assets	1,818,089	15,351	1,833,440
Property, plant and equipment, net	187,039	—	187,039
Long-term investments	24,066	—	24,066
Goodwill	100,180	—	100,180
Intangible assets, net	44,051	—	44,051
Other long-term assets	70,625	3,209	73,834

Total assets	$2,244,050	$18,560	$2,262,610

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$251,121	$592	$251,713
Short-term debt	1	—	1
Income taxes payable	14,265	—	14,265
Customer advances	450,499	23,019	473,518
Deferred revenue	44,958	106	45,064
Other current liabilities	173,911	519	174,430

Total current liabilities	934,755	24,236	958,991
Long-term deferred revenue	—	—	—
Long-term debt	410,655	—	410,655

Total liabilities	1,345,410	24,236	1,369,646

Commitments and contingencies (Note 18)
Minority interest in consolidated subsidiaries	5,309	—	5,309

Stockholders' equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 104,272,477	131	—	131
Additional paid-in capital	654,483	—	654,483
Deferred stock compensation	(7,761)	—	(7,761)
Retained earnings (accumulated deficit)	243,058	(5,676)	237,382
Accumulated other comprehensive income	3,420	—	3,420

Total stockholders' equity	893,331	(5,676)	887,655

Total liabilities, minority interest and stockholders' equity	$2,244,050	$18,560	$2,262,610

Consolidated Statements of Cash Flows

	Three months ended March 31, 2005		Six months ended June 30, 2005		Nine months ended September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$38,006	$37,044	$(36,707)	$(36,904)	$(439,367)	$(442,029)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	25,897	25,897	51,411	51,411	78,489	78,489
Non-qualified stock option exercise tax benefits	—	—	—	—	(832)	(832)
Net loss on sale of assets	1,278	1,278	3,684	3,684	3,870	3,870
Amortization of debt issuance costs	583	583	1,166	1,166	1,612	1,612
Loss on asset impairment	—	—	6,739	6,739	218,094	218,094
Non-cash restructuring charges	—	—	—	—	12,389	12,389
In-process research and development	—	—	660	660	660	660
Stock compensation expense	575	575	1,153	1,153	1,712	1,712
Provision for doubtful accounts	17,548	17,548	33,609	33,609	38,115	38,115
Inventory provision	15,160	15,160	28,241	28,241	42,060	42,060
Equity in loss of affiliated companies	459	459	1,033	1,033	1,818	1,818
Deferred income taxes	505	505	97,466	97,466	173,730	173,730
Minority interest in earnings of consolidated subsidiaries	222	222	(91)	(91)	(94)	(94)
Gain on extinguishment of debt	—	—	(11,094)	(11,094)	(31,392)	(31,392)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(118,193)	(120,621)	(78,538)	(74,915)	197,884	202,650
Inventories	(15,724)	(15,724)	41,929	41,929	88,532	88,532
Deferred costs/Inventories at customer sites under contracts	2,679	3,533	(26,927)	(31,966)	(14,240)	(21,389)
Other current and non-current assets	49,653	49,621	58,531	58,378	79,616	84,956
Accounts payable	33,429	33,429	24,830	24,830	(120,472)	(120,472)
Income taxes payable	(31,843)	(32,015)	(142,053)	(140,379)	(118,615)	(118,615)
Customer advances	(227,854)	(223,720)	(226,307)	(225,238)	(167,666)	(164,814)
Deferred revenue	30,211	28,016	21,871	19,892	30,928	29,125
Other current liabilities	(5,468)	(4,667)	10,033	11,035	6,795	5,451

Net cash used in operating activities	(182,877)	(182,877)	(139,361)	(139,361)	83,626	83,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(28,313)	(28,313)	(46,325)	(46,325)	(60,904)	(60,904)
Investment in affiliates, net of cash acquired	—	—	(2,550)	(2,550)	(3,550)	(3,550)
Purchase of business	(18,449)	(18,449)	(23,806)	(23,806)	(24,326)	(24,326)
Proceeds from disposal of property	482	482	663	663	695	695
Purchase of technology licenses	(500)	(500)	(750)	(750)	(750)	(750)
Change in restricted cash	5,796	5,796	2,708	2,708	176	176
Purchase of short-term investments	(101,194)	(101,194)	(123,768)	(123,768)	(149,469)	(149,469)
Proceeds from sale of short-term investments	221,253	221,253	228,649	228,649	270,672	270,672

Net cash provided by (used in) investing activities	79,075	79,075	34,821	34,821	32,544	32,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	667	667	4,223	4,223	4,327	4,327
Net proceeds from borrowing	146,000	146,000	278,381	278,381	346,284	346,284
Repayments of borrowings	(230,000)	(230,000)	(373,081)	(373,081)	(478,081)	(478,081)
Cash paid to extinguish debt	—	—	(15,781)	(15,781)	(57,136)	(57,136)
Proceeds from settlement of bond hedge and call option	—	—	—	—	1,445	1,445
Capital contributions from minority interests	—	—	356	356	356	356

Net cash provided by (used in) financing activities	(83,333)	(83,333)	(105,902)	(105,902)	(182,805)	(182,805)
Effect of exchange rate changes on cash	(2,683)	(2,683)	(1,766)	(1,766)	229	229

Net increase (decrease) in cash and cash equivalents	(189,818)	(189,818)	(212,208)	(212,208)	(66,406)	(66,406)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	562,532	562,532	562,532	562,532	562,532	562,532

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$372,714	$372,714	$350,324	$350,324	$496,126	$496,126

	Three months ended March 31, 2004		Six months ended June 30, 2004		Nine months ended September 30, 2004
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,766	$53,710	$98,629	$96,223	$103,616	$100,272
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,438	16,438	33,988	33,988	52,563	52,563
Non-qualified stock option exercise tax benefits					3,612	3,612
Net loss on sale of assets	190	190	66	66	7	7
Amortization of debt issuance costs	582	582	1,166	1,166	1,749	1,749
Warrants adjustment to fair value	226	226	32	32	(46)	(46)
Gain on sale of investment					(2,116)	(2,116)
In-process research and development			1,400	1,400	1,400	1,400
Net gain on long-term investments	(34)	(34)	469	469	1,608	1,608
Stock compensation expense	77	77	245	245	327	327
Provision for doubtful accounts	6,252	6,252	9,485	9,485	17,552	17,552
Inventory provision	9,439	9,439	15,853	15,853	21,190	21,190
Equity in loss of affiliated companies	997	997	2,198	2,198	2,925	2,925
Deferred income taxes	(2,236)	(2,236)	(4,546)	(4,546)	(6,865)	(6,865)
Minority interest in earnings of consolidated subsidiaries	50	50	87	87	127	127
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(69,862)	(69,935)	(179,074)	(169,109)	(385,010)	(381,858)
Inventories	(70,480)	(70,480)	(192,985)	(192,985)	(202,171)	(202,171)
Deferred costs/Inventories at customer sites under contracts	132,737	129,736	223,337	209,003	390,074	374,592
Other current and non-current assets	(13,279)	(13,176)	2,112	2,112	54,729	54,729
Accounts payable	36,841	36,249	136,856	136,264	82,639	82,047
Income taxes payable	12,479	11,896	14,867	13,539	15	(1,831)
Customer advances	(156,399)	(151,778)	(309,772)	(302,074)	(183,054)	(165,542)
Deferred revenue	12,251	12,349	4,493	4,524	12,862	12,845
Other current liabilities	1,671	2,154	22,549	23,515	12,663	13,280

Net cash used in operating activities	(27,294)	(27,294)	(118,545)	(118,545)	(19,604)	(19,604)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(27,740)	(27,740)	(62,466)	(62,466)	(105,209)	(105,209)
Investment in affiliates, net of cash acquired	(1,000)	(1,000)	(1,000)	(1,000)	(6,000)	(6,000)
Purchase of business	—	—	(44,711)	(44,711)	(43,980)	(43,980)

Purchase of technology licenses	(125)	(125)	(3,540)	(3,540)	(3,775)	(3,775)
Change in restricted cash	(58)	(58)	(8,677)	(8,677)	(7,512)	(7,512)
Purchase of short-term investments	(50,575)	(50,575)	(132,654)	(132,654)	(170,704)	(170,704)
Proceeds from sale of short-term investments	51,460	51,460	97,369	97,369	170,280	170,280

Net cash used in investing activities	(28,038)	(28,038)	(155,679)	(155,679)	(166,900)	(166,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	9,224	9,224	17,672	17,672	18,402	18,402
Net proceeds from borrowing	—	—	—	—	215,000	215,000
Repayments of borrowings	—	—	—	—	(40,000)	(40,000)
Repurchase of stock	(78,155)	(78,155)	(107,567)	(107,567)	(107,567)	(107,567)
Proceeds from equity offering	474,554	474,554	474,554	474,554	474,554	474,554

Net cash provided by financing activities	405,623	405,623	384,659	384,659	560,389	560,389
Effect of exchange rate changes on cash	674	674	358	358	3,461	3,461

Net increase in cash and cash equivalents	350,965	350,965	110,793	110,793	377,346	377,346
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	377,747	377,747	377,747	377,747	377,747	377,747

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$728,712	$728,712	$488,540	$488,540	$755,093	$755,093

	Three months ended March 31, 2003		Six months ended June 30, 2003		Nine months ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,168	$41,086	$84,618	$84,606	$149,822	$146,443
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,910	7,910	17,729	17,729	30,293	30,293
Non-qualified stock option exercise tax benefits	1,449	1,449	8,231	8,231	12,605	12,605
Net loss on sale of assets	47	47	690	690	744	744
Loss on sale of notes receivable	—	—	—	—	1,931	1,931
In-process research and development costs	1,320	1,320	10,648	10,648	10,809	10,809
Amortization of debt issuance costs	201	201	777	777	1,359	1,359
Warrants adjustment to fair value	80	80	(158)	(158)	(64)	(64)
(Gain) loss on sale of investment	80	80	73	73	73	73
Net loss on long-term investments	—	—	—	—	63	63
Stock compensation expense	715	715	3,074	3,074	3,236	3,236
Provision for doubtful accounts	8,214	8,214	1,123	1,123	1,150	1,150
Inventory provision	2,495	2,495	(8,105)	(9,105)	9,715	9,715
Equity in loss of affiliated companies	975	975	2,720	2,720	4,280	4,280
Deferred income taxes	(842)	(842)	(1,686)	(1,686)	(2,960)	(2,960)
Minority interest in earnings of consolidated subsidiaries	—	—	—	—	35	35
Changes in operating assets and liabilities:
Accounts receivable	(41,431)	(41,431)	(42,259)	(42,259)	(92,786)	(80,146)
Inventories	(131,067)	(131,067)	(254,076)	(254,076)	(222,870)	(222,870)
Deferred costs/Inventories at customer sites under contracts	(241,230)	(241,230)	(405,853)	(405,853)	(335,644)	(346,187)
Other current and non-current assets	(52,095)	(52,095)	(121,038)	(122,381)	(157,134)	(157,134)
Accounts payable	219,905	219,905	165,590	165,590	145,057	145,057
Income taxes payable	2,097	2,050	(15,985)	(15,992)	(2,615)	(4,571)
Customer advances	87,245	87,245	9,188	11,098	345,318	359,496
Deferred revenue	5,715	5,715	362,240	362,240	25,426	25,447
Other current liabilities	12,206	12,335	26,525	26,977	70,989	71,378

Net cash used in operating activities	(74,843)	(74,843)	(155,934)	(155,934)	(1,168)	10,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15,169)	(15,169)	(41,192)	(41,192)	(71,440)	(71,440)
Additions to long-term investments	(3,074)	(3,074)	(1,000)	(1,000)	(661)	(661)
Purchase of businesses, net of cash acquired	(1,292)	(1,292)	(109,520)	(109,520)	(112,415)	(112,415)
Issuance of notes receivable	—	—	—	—	(10,071)	(10,071)

Proceeds from disposal of property	—	—	21	21	21	21
Purchase of intellectual property licenses	—	—	—	—	—	—
Change in restricted cash	(2,377)	(2,377)	(4,032)	(4,032)	3,844	3,844
Purchase of short-term investments	(16,319)	(16,319)	(37,307)	(37,307)	(64,643)	(75,136)
Proceeds from sale of short-term investments	91,876	91,876	150,278	150,278	177,923	177,923

Net cash provided by (used in) investing activities	53,645	53,645	(42,752)	(42,752)	(77,442)	(87,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	4,026	4,026	34,959	34,959	51,229	51,229
Purchase of bond hedge and call option	(43,792)	(43,792)	(43,792)	(43,792)	(43,792)	(43,792)
Net proceeds from borrowing	391,431	391,431	391,431	391,431	414,821	414,821
Repurchase of stock	—	—	(139,609)	(139,609)	(139,609)	(139,609)
Proceeds from stockholder notes	—	—	7	7	28	28
Proceeds from equity offering	—	—	—	—	—	—

Net cash provided by financing activities	351,665	351,665	242,996	242,996	282,677	282,677
Effect of exchange rate changes on cash	(270)	(270)	(276)	(276)	74	74

Net increase in cash and cash equivalents	330,197	330,197	44,034	44,034	204,141	204,998
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	231,944	231,944	231,944	231,944	231,944	231,944

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$562,141	$562,141	$275,978	$275,978	$436,085	$436,942

Supplemental information

(a)   Adjustments

        The following tables summarize the adjustments to net income (loss) and earnings (loss) per share.

	2005			2004
	Three Months ended			Three Months ended
	March 31	June 30	September 30	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Net income (loss) as previously reported	$38,006	$(74,713)	$(402,661)	$54,766	$43,863	$4,987	$(30,201)
Restatement adjustments (pre-tax):
Revenue Recognition Adjustments	(365)	2,691	(992)	(1,053)	(1,715)	(1,805)	754
Inventory Valuation	—	—	—	—	—	—	(1,000)
Other Adjustments	(801)	(201)	2,346	(586)	(380)	349	(208)

Total net restatement adjustments (pre-tax)	(1,166)	2,490	1,354	(1,639)	(2,095)	(1,456)	(454)
Tax effect of restatement adjustments above	204	(1,725)	(3,819)	583	745	518	207

Total net restatement adjustments	(962)	765	(2,465)	(1,056)	(1,350)	(938)	(247)

Net income (loss) as restated	$37,044	$(73,948)	$(405,126)	$53,710	$42,513	$4,049	$(30,448)

Earnings (loss) per share—basic and diluted:
Basic earnings (loss) per share as originally reported	$0.33	$(0.65)	$(3.40)	$0.48	$0.39	$0.04	$(0.26)
Effect of net restatement adjustments	(0.01)	0.01	(0.03)	(0.01)	(0.02)	—	(0.01)

Basic earnings (loss) per share as restated	$0.32	$(0.64)	$(3.43)	$0.47	$0.37	$0.04	$(0.27)

Diluted earnings (loss) per share as originally reported	$0.29	$(0.65)	$(3.40)	$0.40	$0.33	$0.04	$(0.26)
Effect of net restatement adjustments	—	0.01	(0.03)	(0.01)	(0.01)	—	(0.01)

Diluted earnings (loss) per share as restated	$0.29	$(0.64)	$(3.43)	$0.39	$0.32	$0.04	$(0.27)

	2003
	Three Months ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Net income as previously reported	$41,168	$43,450	$65,204	$65,710
Restatement adjustments (pre-tax):
Revenue Recognition Adjustments		(1,103)	(4,627)	(2,714)
Inventory Valuation
Other Adjustments	(129)	1,213	(689)	(914)

Total net restatement adjustments (pre-tax)	(129)	110	(5,316)	(3,628)
Tax effect of restatement adjustments above	47	(40)	1,949	1,331

Total net restatement adjustments	(82)	70	(3,367)	(2,297)

Net income as restated	$41,086	$43,520	$61,837	$63,413

Earnings per share—basic and diluted:
Basic earnings per share as originally reported	$0.38	$0.43	$0.63	$0.63
Effect of net restatement adjustments	—	—	(0.03)	(0.02)

Basic earnings per share as restated	$0.38	$0.43	$0.60	$0.61

Diluted earnings per share as originally reported	$0.37	$0.36	$0.50	$0.51
Effect of net restatement adjustments	—	—	(0.02)	(0.01)

Diluted earnings per share as restated	$0.37	$0.36	$0.48	$0.50

	2005		2004		2003
	Six Months ended June 30	Nine Months ended September 30	Six Months ended June 30	Nine Months ended September 30	Six Months ended June 30	Nine Months ended September 30
	(in thousands, except per share amounts)
Net income (loss) as previously reported	$(36,707)	$(439,367)	$98,629	$103,616	$84,618	149,822
Restatement adjustments (pre-tax):
Revenue Recognition Adjustments	2,326	1,334	(2,768)	(4,573)	(1,103)	(5,730)
Inventory Valuation	—	—	—	—	—	—
Other Adjustments	(1,002)	1,344	(966)	(617)	1,084	395

Total net restatement adjustments (pre-tax)	1,324	2,678	(3,734)	(5,190)	(19)	(5,335)
Tax effect of restatement adjustments above	(1,521)	(5,340)	1,328	1,846	7	1,956

Total net restatement adjustments	(197)	(2,662)	(2,406)	(3,344)	(12)	(3,379)

Net income (loss) as restated	$(36,904)	$(442,029)	$96,223	$100,272	$84,606	$146,443

Earnings (loss) per share—basic and diluted:
Basic earnings (loss) per share as originally reported	$(0.32)	$(3.79)	$0.86	$0.91	$0.81	$1.45
Effect of net restatement adjustments	—	(0.02)	(0.02)	(0.03)	—	(0.04)

Basic earnings (loss) per share as restated	$(0.32)	$(3.81)	$0.84	$0.88	$0.81	$1.41

Diluted earnings (loss) per share as originally reported	$(0.32)	$(3.79)	$0.73	$0.78	$0.72	$1.23
Effect of net restatement adjustments	—	(0.02)	(0.02)	(0.02)	—	(0.03)

Diluted earnings (loss) per share as restated	$(0.32)	$(3.81)	$0.71	$0.76	$0.72	$1.20

	As of March 31, 2005
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
	(in thousands)
As previously reported	$3,067,052	$1,657,209	$5,604	$1,404,239
Revenue Recognition Adjustments	28,635	42,263	—	(13,628)
Inventory Valuation	—	—	—	—
Other Adjustments	—	2,145	—	(2,145)
Tax effect of restatement adjustments above	5,372	(172)	—	5,544

Total net restatement adjustments	34,007	44,236	—	(10,229)

As restated	$3,101,059	$1,701,445	$5,604	$1,394,010

	As of June 30, 2005
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
	(in thousands)
As previously reported	$2,856,466	$1,506,245	$5,290	$1,344,931
Revenue Recognition Adjustments	28,477	39,414	—	(10,937)
Inventory Valuation	—	—	—	—
Other Adjustments	—	2,346	—	(2,346)
Tax effect of restatement adjustments above	5,493	1,674	—	3,819

Total net restatement adjustments	33,970	43,434	—	(9,464)

As restated	$2,890,436	$1,549,679	$5,290	$1,335,467

	As of September 30, 2005
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
	(in thousands)
As previously reported	$2,313,607	$1,326,112	$5,287	$982,208
Revenue Recognition Adjustments	29,443	41,372	—	(11,929)
Inventory Valuation	—	—	—	—
Adjustments for Accrued Expenses and Expense Cut-off	—	—	—	—
Tax effect of restatement adjustments above	—	—	—	—

Total net restatement adjustments	29,443	41,372	—	(11,929)

As restated	$2,343,050	$1,367,484	$5,287	$970,279

	As of March 31, 2004
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
As previously reported	$2,612,896	$1,250,438	$5,359	$1,357,099
Revenue Recognition Adjustments	17,347	27,844	—	(10,497)
Inventory Valuation	1,000	—	—	1,000
Adjustments for Accrued Expenses and Expense Cut-off	(103)	1,002	—	(1,105)
Tax effect of restatement adjustments above	3,287	(583)	—	3,870

Total net restatement adjustments	21,531	28,263	—	(6,732)

As restated	$2,634,427	$1,278,701	$5,359	$1,350,367

	As of June 30, 2004
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
As previously reported	$2,608,557	$1,221,776	$5,396	$1,381,385
Revenue Recognition Adjustments	18,642	30,854	—	(12,212)
Inventory Valuation	1,000	—	—	1,000
Adjustments for Accrued Expenses and Expense Cut-off	—	1,485	—	(1,485)
Tax effect of restatement adjustments above	3,287	(1,328)	—	4,615

Total net restatement adjustments	22,929	31,011	—	(8,082)

As restated	$2,631,486	$1,252,787	$5,396	$1,373,303

	As of September 30, 2004
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
As previously reported	$2,849,918	$1,459,607	$5,436	$1,384,875
Revenue Recognition Adjustments	26,603	40,620	—	(14,017)
Inventory Valuation	1,000	—	—	1,000
Adjustments for Accrued Expenses and Expense Cut-off	—	1,136	—	(1,136)
Tax effect of restatement adjustments above	3,287	(1,846)	—	5,133

Total net restatement adjustments	30,890	39,910	—	(9,020)

As restated	$2,880,808	$1,499,517	$5,436	$1,375,855

	As of March 31, 2003
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
As previously reported	$2,046,436	$1,269,935	$—	$776,501
Revenue recognition adjustments	—	—	—	—
Inventory valuation	—	—	—	—
Other adjustments	—	129	—	(129)
Tax effect of restatement adjustments above	—	(47)	—	47

Total net restatement adjustments	—	82	—	(82)

As restated	$2,046,436	$1,270,017	$—	$776,419

	As of June 30, 2003
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
As previously reported	$2,231,591	$1,511,002	$—	$720,589
Revenue recognition adjustments	—	2,103	—	(2,103)
Inventory valuation	1,000	—	—	1,000
Other adjustments	1,343	259	—	1,084
Tax effect of restatement adjustments above	—	(7)	—	7

Total net restatement adjustments	2,343	2,355	—	(12)

As restated	$2,233,934	$1,513,357	$—	$720,577

	As of September 30, 2003
	Total Assets	Total Liabilities	Minority Interest	Stockholders' Equity
As previously reported	$2,377,074	$1,569,581	$519	$806,974
Revenue recognition adjustments	7,469	14,199	—	(6,730)
Inventory valuation	1,000	—	—	(1,000)
Other adjustments	784	389	—	395
Tax effect of restatement adjustments above	—	(1,956)	—	1,956

Total net restatement adjustments	9,253	12,632	—	(3,379)

As restated	$2,386,327	$1,582,213	$519	$803,595

(b)   Segments

        The following tables set forth information by segment:

	Three months ended March 31, 2005			Three months ended June 30, 2005
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$324,917	$326,307	36%	$64,737	$56,644	8%
Wireless Infrastructure	109,951	109,437	12%	148,160	152,925	21%
PCD	315,552	315,552	35%	342,263	342,263	48%
Handsets	128,083	128,083	14%	146,039	143,879	20%
Service	23,292	22,505	3%	21,762	24,048	3%

	$901,795	$901,884	100%	$722,961	$719,759	100%

	Three months ended March 31, 2005			Three months ended June 30, 2005
	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %
	(in thousands)
Gross Profit by Segment
Broadband Infrastructure	$163,515	164,057	50%	$18,764	16,739	30%
Wireless Infrastructure	30,190	29,670	27%	41,374	45,964	30%
PCD	13,692	13,692	4%	15,990	15,990	5%
Handsets	14,539	14,539	11%	22,960	20,800	14%
Service	16,253	15,466	69%	10,359	12,645	53%

	$238,189	$237,424	26%	$109,447	$112,138	16%

	Three months ended September 30, 2005			Three months ended December 31, 2005
	As Previously Reported	As Restated	% of net sales	Total	% of net sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$32,934	$30,927	5%	$93,829	14%
Wireless Infrastructure	113,431	113,188	18%	119,869	18%
PCD	363,637	363,637	57%	347,872	51%
Handsets	106,294	105,394	17%	95,216	14%
Service	19,011	18,900	3%	18,868	3%

	$635,307	$632,046	100%	$675,654	100%

	Three months ended September 30, 2005			Three months ended December 31, 2005
	As Previously Reported	As Restated	Gross Profit %	Total	Gross Profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$(14,086)	(13,971)	(45)%	$(9,044)	(10)%
Wireless Infrastructure	32,477	32,381	29%	41,827	35%
PCD	13,199	13,199	4%	9,931	3%
Handsets	13,646	12,746	12%	9,206	10%
Service	8,710	8,599	45%	9,181	49%

	$53,946	$52,954	8%	$61,101	9%

	Three months ended March 31, 2004			Three months ended June 30, 2004			Three months ended September 30, 2004
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$36,700	$34,492	6%	$60,266	$48,551	7%	$51,928	$50,592	8%
Wireless Infrastructure	336,517	334,724	54%	420,286	420,031	62%	419,630	418,477	65%
PCD	—	—	0%	—	—	0%	—	—	0%
Handsets	236,442	236,442	38%	194,330	194,330	29%	161,028	161,028	25%
Service	12,633	11,988	2%	14,746	13,668	2%	12,430	11,966	2%

	$622,292	$617,646	100%	$689,628	$676,580	100%	$645,016	$642,063	100%

	Three months ended March 31, 2004			Three months ended June 30, 2004			Three months ended September 30, 2004
	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %
	(in thousands)
Gross Profit by Segment
Broadband Infrastructure	$16,889	17,382	50%	$18,288	17,740	37%	$5,885	5,654	11%
Wireless Infrastructure	103,052	102,151	31%	114,914	114,825	27%	104,797	103,687	25%
PCD	—	—	0%	—	—	0%	—	—	0%
Handsets	51,746	51,746	22%	35,903	35,903	18%	23,680	23,680	15%
Service	4,347	3,702	31%	7,165	6,087	45%	2,772	2,308	19%

	$176,034	$174,981	28%	$176,270	$174,555	26%	$137,134	$135,329	21%

	Three months ended September 30, 2004			Three months ended December 31, 2004
	As Previously Reported	As Restated	% of net Sales	As Previously Reported	As Restated	% of net Sales
	(in thousands)
Sales by Segment
Broadband Infrastructure	$51,928	$50,592	8%	$99,529	$99,361	13%
Wireless Infrastructure	419,630	418,477	65%	198,571	200,028	27%
PCD	—	—	0%	277,410	277,410	37%
Handsets	161,028	161,028	25%	157,273	157,273	21%
Service	12,430	11,966	2%	13,862	14,018	2%

	$645,016	$642,063	100%	$746,645	$748,090	100%

	Three months ended September 30, 2004			Three months ended December 31, 2004
	As Previously Reported	As Restated	Gross Profit %	As Previously Reported	As Restated	Gross Profit %
	(in thousands)
Gross Profit by Segment
Broadband Infrastructure	$5,885	5,654	11%	$5,629	4,818	5%
Wireless Infrastructure	104,797	103,687	25%	70,181	70,590	35%
PCD	—	—	0%	11,886	11,886	4%
Handsets	23,680	23,680	15%	20,375	20,375	13%
Service	2,772	2,308	19%	4,092	4,248	30%

	$137,134	$135,329	21%	$112,163	$111,917	15%

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        UTStarcom, Inc. (the "Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

        In connection with the preparation of this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and CFO, as of December 31, 2005 of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2005 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under "Management's Report on Internal Control Over Financial Reporting."

        To address the material weaknesses described below, the Company performed additional analyses and other procedures (as further described below under the subheading "Interim Measures" under "Management's Further Remediation Initiatives and Interim Measures") to ensure that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States. Accordingly, the Company's management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Annual Report on Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:

1.
The Company did not maintain effective controls over the financial reporting process due to an insufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements.    This material weakness contributed to the following control deficiencies each of which is considered to be a material weakness:

(a)
The Company did not maintain effective controls over its revenue and deferred revenue accounts and associated cost of sales. Specifically, the Company's controls over the recording and review of its revenue and deferred revenue accounts were not adequate to ensure that such accounts were completely and accurately recorded. In particular, revenue recognition criteria were not properly assessed with respect to transactions containing non-standard contractual terms and conditions, including amendments and side agreements, and, to the identification of the appropriate costs associated with certain sales transactions. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements and also resulted in the restatement of the Company's consolidated financial statements for the years ended 2003 and 2004 and for each quarter within these years and for the first three quarters of 2005 to properly recognize revenue and cost of sales.

(b)
The Company did not maintain effective controls over its inventory, deferred costs and inventory reserve accounts and associated cost of sales. Specifically, the Company's controls failed to adequately identify, document and analyze the conditions that should have been considered relative to the existence and expected recoverability of inventory and deferred costs. In addition, controls were not adequate to properly track and confirm inventory movements or ensure the completeness and accuracy of cost of sales. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements to correct cost of sales and the related inventory and deferred costs accounts.

(c)
The Company did not maintain effective controls over its accrued expenses, primarily related to its China operations. Specifically, the Company's controls, including the review of accrued expenses as part of the financial close process, were not adequate to ensure the complete and accurate recording of accrued expenses in the proper period. This control deficiency resulted in audit adjustments to the 2005 consolidated financial statements to correct accrued expenses and the related income statement accounts.

(d)
The Company did not maintain effective controls over its process to ensure the completeness and accuracy of the preparation and review of its consolidated financial statements. Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness and accuracy of its consolidated financial statements and disclosures, including the support for the accounting positions taken with respect to non-routine transactions, assets and liabilities of affiliates, segment reporting, income tax accounting, proper classification of inventory and deferred costs, warranty reserves, deferred revenue and accounts receivable, and revenue and cost of sales. This control deficiency resulted in audit adjustments and additional disclosures to the 2005 consolidated financial statements to correct the aforementioned accounts and disclosures.

  (e)
  The Company did not maintain effective controls over its income tax provision and related balance sheet accounts. Specifically, the Company did not have effective controls to ensure the completeness and accuracy of its income taxes payable, deferred income tax assets and liabilities, other long-term assets, prepaids and other current assets accounts related to the calculation of the Company's estimated 2005 quarterly income tax provision. This control deficiency resulted in audit adjustments to the third quarter 2005 consolidated financial statements to correct the provision for income taxes, stockholders' equity, income taxes payable, other long-term assets, prepaids and other current assets.

  (f)
  The Company did not maintain effective controls over the segregation of duties and user access to certain automated business process applications associated with its Personal Communications Division. Specifically, the Company did not ensure that its controls sufficiently limited access by information technology or finance personnel to only those automated applications and information necessary to the performance of their individual job responsibilities. This control deficiency existed with respect to financial reporting, revenue, inventory and purchasing applications associated with the Personal Communications Division.

        Each of these control deficiencies could result in a misstatement of the aforementioned financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2.
The Company did not maintain effective controls over the identification of and accounting for related party relationships and related party transactions.    Specifically, the Company's controls were ineffective in identifying all significant related party transactions on a timely basis in order for such transactions to be appropriately reflected in the Company's consolidated financial statements in accordance with generally accepted accounting principles. This control deficiency could result in a misstatement of the Company's consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
The Company did not maintain effective controls over the monitoring of its business unit and affiliate accounting functions.    The Company did not maintain effective controls over its review and supervision of its business unit and affiliate accounting operations. Specifically, corporate senior financial management did not provide adequate oversight of the accounting functions based principally in Japan, China and New York. In addition, there was not sufficient and accurate information to effectively monitor the financial results for such operations. Reviews of local financial results were inadequate in either their design or operation to detect errors in the Company's consolidated financial statements as described in items 1 and 2 above. Additionally, this control deficiency could result in a misstatement of the Company's consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.
The Company did not maintain an effective control environment.    Specifically, the following material weaknesses were identified within the control environment:

(a)
The Company failed to prevent or detect instances of override related to controls over customer agreements. Specifically, this control deficiency permitted the override of established controls by allowing for the creation of side agreements with certain customers which obligated the Company to perform certain services without the receipt of additional consideration. The existence of these agreements was not communicated to either the Company's financial reporting function or its independent registered public accounting firm.

  (b)
  The Company did not maintain an effective financial reporting organizational structure to support the size, complexity, operating activities or locations of the Company. In addition, the Company did not maintain a sufficient complement of financial reporting personnel commensurate with the Company's financial reporting requirements as referenced in 1 above. Furthermore, the Company did not maintain sufficient formalized and consistent finance and accounting policies and procedures nor did it detect instances of non-compliance with such existing policies and procedures.

  (c)
  The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations. Specifically, this control deficiency may have permitted violations of certain Securities and Exchange Commission regulations related to previous financial disclosures and the Foreign Corrupt Practices Act, related to alleged potential payments made to government officials.

  Each of these control deficiencies could result in a misstatement of the Company's consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

        Because of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses Reported in 2004

        As of December 31, 2004, the Company reported material weaknesses in internal control over financial reporting related to effective controls over the following processes:

  (a)
  Accounting for goodwill.

  (b)
  Translation of its accounts and transactions denominated in a currency other than U.S. dollars.

        For additional information relating to the control deficiencies that resulted in the material weaknesses described above, please see the discussion under "Item 9A-Controls and Procedures—Management's Report on Internal Control Over Financial Reporting" contained in the Company's report on Form 10-K for the fiscal year ended December 31, 2004.

        During 2005, the Company completed remediation measures to address the material weaknesses described above. As described in the Company's Form 10-K for fiscal year 2004, the remediation plans included:

  •
  During 2005, the Company implemented a process of reallocating goodwill to the Company's five reporting units in a manner reflective of the Company's new organization.

  •
  As part of the process described in (a) above, the Company retained an outside consultant, working under the supervision and direction of the Company's management, to assist in a valuation analysis that was used in the allocation process.

  •
  During 2005, the Company enhanced its foreign exchange process utilizing the actual month-end exchange rates.

        During 2005, the Company continued to monitor the effectiveness of these remediation measures.

Management's Further Remediation Initiatives and Interim Measures

        The Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement during 2006 the specific measures described below to remediate the material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting." In addition, in the absence of full implementation of these remediation measures as of December 31, 2005, subsequent to this date and in connection with the 2005 year-end reporting process, the Company has undertaken the additional measures described under the subheadings "—Interim Measures" below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements included in this Annual Report on Form 10-K and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Annual Report on Form 10-K.

Material weaknesses described in item 1 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    The Company's failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements contributed to the Company's failure to maintain effective controls over the financial reporting process. To remediate the material weaknesses described in item 1 of "Management's Report on Internal Control Over Financial Reporting" above, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.
General plan for hiring and training of personnel—The Company's planned remediation measures are intended to generally address this material weakness by ensuring that the Company will have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements. These measures include the following:

(a)
The Company hired an executive vice president and chief financial officer with relevant accounting experience, skills and knowledge in August 2005;

(b)
The chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company's independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company's financial reporting structure, including the roles and responsibilities of each functional group within the Company;

(c)
The Company hired a corporate controller and vice president of finance with relevant accounting experience, skills and knowledge in November 2005;

(d)
The Company hired a vice president of finance for the Company's China operations with relevant accounting experience, skills and knowledge in April 2006;

(e)
The Company hired a vice president of compliance with relevant accounting, audit and compliance experience, skills and knowledge in May 2006;

  (f)
  The Company hired a director of cost accounting with relevant accounting experience, skills and knowledge in March 2006;

  (g)
  The Company retained and intends to continue to retain the services of outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company's management, to supplement the Company's existing accounting personnel; and

  (h)
  The Company plans to continue to hire, and has allocated resources to hire, additional accounting and internal audit personnel in the U.S., China and Japan, in the areas of tax, external financial reporting, revenue recognition and corporate accounting with relevant accounting experience, skills and knowledge.

2.
Revenue Recognition—The Company's planned remediation measures are intended to address material weaknesses related to revenue and deferred revenue accounts and associated cost of sales that have the potential of misstating revenue, deferred revenue and associated cost of sales in future financial periods. The Company's planned remediation measures include the following:

(a)
In the fourth quarter of 2005, the Company further expanded the number of personnel required to certify to senior management with respect to identification and communication of contract amendments, side agreements or other matters which could have a bearing on revenue recognition. The Company also plans to implement additional steps to ensure appropriate members of management have reviewed and confirmed critical information necessary to assess the proper revenue recognition accounting;

(b)
During 2006, the Company plans to evaluate and enhance its contract review process including requiring sales, operations, finance and legal staff to provide input during the contract negotiation process to ensure timely identification and accurate accounting treatment of non-standard contracts;

(c)
The Company plans to evaluate and enhance its process during 2006 related to various specific activities associated with revenue recognition including the evaluation and review of handset rebates, invoice processing and the assessment of customer credit;

(d)
During the second quarter of 2006, the Company implemented enhancements to its Oracle system which will improve its controls related to the proper release of costs associated with revenue; and

(e)
The Company has and will continue its focus on training related to revenue recognition including the impact of amendments and side agreements. In June 2005, the Company conducted a training seminar regarding revenue recognition for the European sales group. In July 2005, a similar seminar was held in China. In October 2005, the Company's key management participated a seminar on the critical factors associated with revenue recognition. During the first quarter of 2006, several additional seminars were conducted for various sales teams in North and South America and China. The Company plans to conduct additional training seminars in various international locations regarding revenue recognition throughout 2006.

3.
Inventory Management—The Company's planned remediation measures are intended to address material weaknesses related to inventory, deferred costs, inventory reserve accounts and cost of sales that have the potential of misstating inventory and deferred costs and expected recoverability of inventory in future financial periods. The Company's planned remediation measures include the following:

  (a)
  During the second quarter of 2006, the Company implemented enhancements to its Oracle system which will improve its ability to more effectively track inventory and evaluate deferred costs;

  (b)
  The Company hired a director of cost accounting with relevant accounting experience, skills and knowledge in March 2006; and

  (c)
  The Company plans in 2006 to enhance its processes and procedures related to the evaluation and impact of obsolete inventory including the development of detailed inventory reports and additional review by management.

4.
Recording of Accrued Expenses—The Company's planned remediation measures are intended to address a material weakness related to the Company's recording of accrued expenses that has the potential of misstating accrued expenses and related income statement accounts in future financial periods. The Company's planned remediation measures include the implementation in 2006 of a process of enhanced review of open purchase orders and review of invoices and disbursements after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments.

5.
Accurate Preparation and Review of Financial Statements and Segment Reporting—The Company's planned remediation measures are intended to address material weaknesses related to the financial close and reporting process that have the potential of preventing the accurate preparation and review of the Company's consolidated financial statements in future financial periods. The Company's planned remediation measures include the following:

(a)
During 2005, the Company implemented and in 2006 plans to continue to enhance its month and quarter-end closing procedures to standardize its processes for financial review to ensure that U.S. reviewers monitor financial information from decentralized locations in a consistent manner.

(b)
In 2006, The Company's corporate finance department plans to expand and improve the required reporting package from various business units and subsidiaries in order to ensure it has accumulated the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures;

(c)
The Company's external reporting department plans in 2006 to expand and improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act; and

(d)
During 2005, the Company implemented, and plans to continue to improve new and enhanced procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment.

6.
Income Tax Analysis—The Company's planned remediation measures are intended to address material weaknesses related to the calculation of its provision for income taxes that have the potential of misstating the provision for income taxes and related balance sheet accounts in future financial periods. The Company's planned remediation measures include the following:

(a)
The Company plans to hire and train additional experienced tax managers and supporting staff in 2006 to support the preparation of the Company's income tax provision and to assist in managing audits and to monitor tax compliance in China and other foreign locations;

(b)
During 2005 and the first quarter of 2006, the Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, in its analysis and calculation of its income tax provision, and the Company plans to continue to utilize outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, in its analysis of such matters in future periods; and

  (c)
  The Company plans to develop a more formalized and comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

7.
Utilization of Automated Controls—The Company's planned remediation measures are intended to address a material weakness related to the segregation of duties and user access to certain J. D. Edwards business process applications associated with the Company's Personal Communications Division that have the potential of misstating various accounts in future financial periods. The Company's planned remediation measures include the following:

(a)
During the first quarter of 2006, the Company removed access rights from certain employees associated with inappropriate segregation of duties; and

(b)
The Company has expanded its level of management oversight related to areas associated with segregation of duties issues including changes to the general ledger master file, invoice terms and inventory.

        Interim Measures.    Management has not yet implemented all of the measures described in items 1 through 7 above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2005 and in connection with the 2005 year-end reporting process, address the material weaknesses described in item 1 of "Management's Report on Internal Control Over Financial Reporting." These other measures include the following:

  •
  The 2005 year-end reporting process was extended significantly, allowing the Company to conduct additional analysis and make additional adjustments as necessary to ensure the accuracy of financial reporting.

  •
  The Company retained on an interim basis outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company's management, to assist with the 2005 year-end reporting process.

  •
  The Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

  •
  The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the fourth quarter of 2005 to determine the proper recording of cost of goods sold; it conducted a reconciliation of inventories at customer sites to outstanding contracts as of the year end and analyzed inventory for recovery and potential impairment; it conducted physical inventory counts; it verified inventory at customer locations with customer confirmations; and it conducted an analysis of inventory relating to purchase orders to identify under-recorded inventory.

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

Material weakness described in item 2 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    The Company's failure to ensure that key management fully understood the nature and potential significance of related parties and to ensure that a robust process for the identification of related party transactions contributed to the Company's failure to maintain effective controls over the identification of and accounting for related party relationships and related party transactions with the Company. To remediate the material weakness described in item 2 of "Management's Report on Internal Control Over Financial Reporting," the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.
The Company conducted an educational seminar with the Company's key management in March 2005 in which the Company's internal and outside legal counsel and members of the Audit Committee reviewed certain key objectives of the Company's Code of Conduct, including the identification, recognition and disclosure of related party transactions.

2.
In the fourth quarter of 2005, the Company further expanded the number of Company personnel required to certify to senior management with respect to identification, recognition and disclosure of related party transactions for SEC reporting purposes, and revised the Company's internal certification process concerning identification, recognition and disclosure of related party transactions.

3.
The Company plans to continue to evaluate the Company's procedures to ensure the identification, recognition and disclosure of related party transactions.

4.
The Company plans to conduct periodic training sessions with key managers and senior executives regarding the Code of Conduct, including the identification, recognition and disclosure of related party transactions.

5.
The Company plans to provide key managers and senior executives with access to legal and accounting personnel to enable such managers and executives to more accurately and comprehensively comply with the Company's internal certification process for SEC reporting purposes.

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2005 and in connection with the 2005 year-end reporting process are sufficient to address the material weakness described in item 2 of "Management's Report on Internal Control Over Financial Reporting." These other measures include the following:

  •
  Management directly interviewed senior executives regarding related party transactions.

  •
  Senior executives provided new certifications regarding related party transactions.

Material weakness described in item 3 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    Lack of clarity in roles and responsibilities in certain areas affecting the Company's financial reporting structure contributed to a material weakness relating to the monitoring of its business unit accounting functions. To remediate this material weakness, described in item 3 of "Management's Report on Internal Control Over Financial Reporting," the Company has implemented or plans to implement the measures described under "—Material weaknesses described in item 1 of 'Management's Report on Internal Control Over Financial Reporting'—Remediation Initiatives—1. General plan for hiring and training of personnel," as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

1.
During 2005, the Company implemented and in 2006 plans to continue to enhance its month and quarter-end closing procedures to standardize its processes for financial review to ensure that U.S. reviewers monitor financial information from decentralized locations in a consistent manner.

2.
In 2006, the Company's corporate finance department plans to expand and improve the required reporting package from various business units and subsidiaries in order to ensure it has accumulated the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures.

3.
In 2006, the Company's external reporting department plans to expand and improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

4.
The Company plans to expand the size of the internal audit group and the scope of the internal audit group's responsibilities to monitor decentralized operations through reviews and audits of such business units, subsidiaries and locations.

5.
The Company's chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company's independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company's financial reporting structure, including the roles and responsibilities of each functional group within the Company.

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2005 and in connection with the 2005 year-end reporting process, address the material weakness described in item 3 of "Management's Report on Internal Control Over Financial Reporting." These other measures include the following:

  •
  Senior financial staff in the Company's U.S. headquarters did a thorough review of trial balances issued from decentralized locations.

  •
  The Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, with the year-end review of decentralized operations.

  •
  All non-routine material transactions for decentralized locations were documented by staff in such decentralized locations and reviewed by senior financial staff in the Company's U.S. headquarters.

Material weakness described in item 4 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    The Company's failure to have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements as well as failure to prevent or detect instances of non-compliance with established policies and procedures or instances of non-compliance with laws and regulations contributed to a material weakness relating to the Company's control environment. To remediate this material weakness, described in item 4 of "Management's Report on Internal Control Over Financial Reporting," the Company has implemented or plans to implement the measures described under "—Material weaknesses described in item 1 of 'Management's Report on Internal Control Over Financial Reporting'—Remediation Initiatives—1. General plan for hiring and training of personnel," as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

1.
During the second quarter of 2006, the Company launched a formal investigation at the direction of the Audit Committee, to review alleged violations of the Foreign Corrupt Practices Act. Upon the conclusion of this investigation, the Company will take any appropriate actions including possible changes to its processes and procedures related to the due diligence evaluation of business partnerships.

2.
During 2005, the Company implemented and in 2006 plans to continue to enhance its month-end and quarter-end closing procedures to standardize its processes for financial review to ensure that U.S. reviewers monitor financial information from decentralized locations in a consistent manner.

3.
In 2006, the Company's corporate finance department plans to expand and improve the required reporting package from various business units and subsidiaries in order ensure it has accumulated the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures.

4.
In 2006, the Company's external reporting department plans to expand and improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

5.
The Company plans to expand the size of the internal audit group and the scope of the internal audit group's responsibilities to monitor decentralized operations through reviews and audits of such business units, subsidiaries and locations.

6.
The Company's chief financial officer, with assistance from senior financial staff and outside consultants, other than the Company's independent registered public accounting firm, has reviewed and will continue to review and adapt the overall design of the Company's financial reporting structure, including the roles and responsibilities of each functional group within the Company.

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken subsequent to December 31, 2005 and in connection with the 2005 year-end reporting process, address the material weaknesses described in item 4 of "Management's Report on Internal Control Over Financial Reporting." These other measures include the following:

  •
  Senior financial staff in the Company's U.S. headquarters did a thorough review of trial balances issued from decentralized locations.

  •
  The Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, with the year-end review of decentralized operations.

  •
  Non-routine material transactions for decentralized locations were documented by staff in such decentralized locations and reviewed by senior financial staff in the Company's U.S. headquarters.

Control deficiencies not constituting material weaknesses

        In addition to the material weaknesses described in "Management's Report on Internal Control Over Financial Reporting," management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2005. The Company has implemented and/or plans to implement during 2006 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

Management's Conclusions

        Management believes the remediation measures described under "Management's Further Remediation Initiatives and Interim Measures" above will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified in "Management's Report on Internal Control Over Financial Reporting." However, management has not yet implemented all of these measures and/or tested them. Management has concluded that the interim measures described under "Management's Further Remediation Initiatives and Interim Measures" above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements included in this Annual Report on Form 10-K and has discussed its conclusions with the Company's Audit Committee.

        The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company's internal control over financial reporting, it may determine to take additional measures to address control deficiencies, and it may determine not to complete certain of the measures described under "Management's Further Remediation Initiatives and Interim Measures" above.

Changes in Internal Control over Financial Reporting

        The discussion above under "Management's Further Remediation Initiatives and Interim Measures" describes the material planned and actual changes to the Company's internal control over financial reporting during the fourth quarter of 2005 and subsequent to December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        On October 28, 2005, the Board of Directors of the Company granted a stock option pursuant to the Company's 1997 Stock Plan (the "1997 Plan") to purchase 25,000 shares of the Company's common stock to each member of the Board of Directors who is not an employee of the Company and who is not the beneficial owner of greater than five percent (5%) of the Company's outstanding capital stock (the "Outside Director Options"). The recipients of the Outside Director Options were Jeff Clarke, Larry Horner, Allen Lenzmeier and Thomas Toy.

        Each Outside Director Option has an exercise price of $7.98 per share, which equals the greater of (i) the closing price of the Company's common stock on the Nasdaq Stock Market on the date of grant and (ii) the closing price of the Company's common stock on the Nasdaq Stock Market on August 23,

2005. The vesting commencement date for each option is August 23, 2005 and 1/12 of the shares subject to each option vest each month after the vesting commencement date, subject to the recipient continuing to be a member of the Board of Directors through such dates. If the optionee's status as a Service Provider (as defined in the 1997 Plan) is terminated following a Change of Control (as defined below), the optionee shall be entitled to exercise his or her option, to the extent such option has vested as of the date of such termination, until the earlier of (1) expiration of the option according to its terms, or (2) expiration of a period of twelve (12) months following the termination of the optionee's status as a Service Provider. For purposes of the Outside Director Options, a "Change of Control" means (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company's then outstanding voting securities; or (ii) the date of the consummation of a merger or consolidation of the Company with any other corporation that has been approved by the stockholders of the Company, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or (iii) the date of the consummation of the sale or disposition by the Company of all or substantially all the Company's assets. The option grants were issued pursuant to a form of stock option agreement approved for use under the 1997 Plan, as previously filed with the SEC.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF UTSTARCOM, INC.

IDENTIFICATION OF DIRECTORS

        The authorized number of our directors is currently established at six. Our certificate of incorporation provides that directors shall be divided into three classes, with the classes serving for staggered, three-year terms (or less if they are filling a vacancy). Currently there are two directors in each of Class I, Class II and Class III. Each of the two Class II Directors, Allen Lenzmeier and Larry Horner, will hold office until the 2008 annual meeting of stockholders or until the Class II Director's successor has been duly elected and qualified, and each of the two Class I Directors, Thomas Toy and Ying Wu, will hold office until the 2007 annual meeting or until the Class I Director's successor has been duly elected and qualified. Our nominees for election as the Class III Directors at the 2006 annual meeting of stockholders (the "Annual Meeting") are the current Class III Directors Hong Liang Lu and Jeff Clark.

        The names of the two Class III nominees for the Board and the current Class I and Class II Directors with unexpired terms, their ages as of the filing date of this Form 10-K, and certain other information are set forth below:

Name of Director	Age	Principal Occupation	Director Since	Term Expires
Nominees for Class III Directors:
Jeff Clarke (1)	45	Chief Executive Officer and President of Travel Distribution Services (TDS) Division of Cendant Corporation	2005	2006
Hong Liang Lu (2)	51	President, Chief Executive Officer and Chairman of the Board	1991	2006
Continuing Class II Directors:
Larry Horner	72	Member of the board of directors of ConocoPhillips, Clinical Data, Inc., Novitron International, Inc., Technical Olympic USA, Inc. and New River Pharmaceuticals, Inc.	2000	2008
Allen Lenzmeier	62	Vice Chairman and member of the board of directors of Best Buy Co. Inc.	2005	2008
Continuing Class I Directors:
Thomas Toy (2)	51	Managing Director of PacRim Venture Partners, partner of Smart Forest Ventures and member of the board of directors of White Electronic Designs Corporation	1995	2007
Ying Wu (2)	46	Executive Vice President and Vice Chairman of the Board, and Chairman and Chief Executive Officer for China	1995	2007

(1)
Mr. Clarke was appointed by unanimous written consent of the Board on January 17, 2005. Mr. Clarke is now our nominee for election at the Annual Meeting as a Class III Director to serve on the Board until 2009.

(2)
On May 5, 2006, Mr. Lu notified us of his resignation as our President, Chief Executive Officer and Chairman of the Board, effective December 31, 2006. Mr. Wu will assume the position of Chief Executive Officer effective January 1, 2007. Mr. Toy will assume the position of Chairman of the Board effective January 1, 2007.

        Except as set forth below, each nominee or incumbent director has been engaged in his principal occupation described above during the past five years. There is no family relationship between any of our directors or executive officers.

        Hong Liang Lu has served as our President, Chief Executive Officer and as a director since June 1991, and as Chairman of the Board since March 2003. In June 1991, Mr. Lu co-founded the Company under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network

Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development company from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu also serves as a director of Fortinet, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

        Jeff Clarke has served as a director since January 17, 2005. Since May 2006, Mr. Clarke has served as Chief Executive Officer and President of Travel Distribution Services (TDS) Division of Cendant Corporation. From April 2004 to April 2006, Mr. Clarke served as the Chief Operating Officer of CA, Inc., a global provider of management software. From 2002 to 2004, Mr. Clarke was Executive Vice President of Global Operations of Hewlett-Packard Company, and prior to that he was the Chief Financial Officer of Compaq Computer Corporation. Mr. Clarke holds a B.A. in Economics from the State University of New York at Geneseo and an M.B.A. from Northeastern University.

        Larry Horner has served as a director since January 2000. Mr. Horner has served as a director of ConocoPhillips from 1991 to May 2006, and he currently serves on the board of directors of Atlantis Plastics, Inc., Clinical Data Inc., Technical Olympic USA, Inc., New River Pharmaceuticals, Inc. and several private companies. From 1994 until 2001, Mr. Horner served as Chairman of Pacific USA Holdings Corp., and as Chairman and Chief Executive Officer of Asia Pacific Wire & Cable Corporation Limited. Mr. Horner formerly served as Chairman and Chief Executive Officer of KPMG Peat Marwick from 1984 to 1990. Mr. Horner, a Certified Public Accountant, holds a B.S. from the University of Kansas and is a graduate of the Stanford Executive Program.

        Allen Lenzmeier has served as a director since March 15, 2005. Mr. Lenzmeier has served as the Vice Chairman of Best Buy Co. Inc. since December 2004. From 2002 to 2004, Mr. Lenzmeier served as the President and Chief Operating Officer of Best Buy Co. Inc. Mr. Lenzmeier served as the President of Best Buy Retail from 2001 to 2002. From 1991 to 2001 Mr. Lenzmeier served as the Executive Vice President and Chief Financial Officer of Best Buy Co. Inc. and began his employment with the company in 1984. Mr. Lenzmeier holds a B.S. from Minnesota State University Mankato.

        Thomas Toy has served as a director since February 1995. Since March 1999, Mr. Toy has served as Managing Director of PacRim Venture Partners, a professional venture capital firm specializing in investments in the information technology sector. Since 2005, Mr. Toy has served as a partner of SmartForest Ventures, a professional venture firm specializing in the information technology sector. From 1987 until 1992, Mr. Toy was employed as a Vice President at Technology Funding and was a partner there from 1992 until 1999. Mr. Toy also serves as a director of White Electronic Designs Corporation and several private companies. Mr. Toy holds B.A. and M.M. degrees from Northwestern University.

        Ying Wu has served as our Executive Vice President and Vice Chairman of the Board since October 1995. Mr. Wu has also served as Chairman and Chief Executive Officer, and, until February 2004, as President, of one of our subsidiaries, UTStarcom China Co., Ltd., beginning his duties there in October 1995. Mr. Wu was a co-founder, and from February 1991 to September 1995 served as Senior Vice President, of StarCom Network Systems, Inc., a company that marketed and distributed third party telecommunications equipment. From 1988 to 1991, Mr. Wu served as a member of the technical staff of Bellcore Laboratories. From 1987 to 1988, Mr. Wu served as a consultant at AT&T Bell Labs. Mr. Wu also serves as a director of AsiaInfo Holdings, Inc. Mr. Wu holds a B.S. in Electrical Engineering from Beijing Industrial University and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

IDENTIFICATION OF EXECUTIVE OFFICERS

        Our current executive officers and their ages as of the filing date of this Form 10-K are as follows:

Name	Age	Position
Hong Liang Lu(1)	51	President, Chief Executive Officer and Chairman of the Board
Ying Wu(1)	46	Executive Vice President and Vice Chairman of the Board, Chairman and Chief Executive Officer for China
William Huang	43	Senior Vice President and Chief Technology Officer
Francis Barton	59	Executive Vice President and Chief Financial Officer

(1)
On May 5, 2006, Mr. Lu notified us of his resignation as our President, Chief Executive Officer and Chairman of the Board, effective December 31, 2006. Mr. Wu will assume the position of Chief Executive Officer effective January 1, 2007. Mr. Toy, currently one of our directors, will assume the position of Chairman of the Board effective January 1, 2007.

        Hong Liang Lu has served as our President, Chief Executive Officer and director since June 1991. Mr. Lu has served as the Chairman of the Board since March 2003. In June 1991, Mr. Lu co-founded UTStarcom under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority owned subsidiary of Kyocera International, Inc. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development company from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu also serves as a director of Shanda Interactive Entertainment Ltd. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

        Ying Wu has served as our Executive Vice President and Vice Chairman of the Board since October 1995. Mr. Wu has also served as the Chairman and Chief Executive Officer, and, until February 2004, as President, of one of our subsidiaries, UTStarcom China Co., Ltd., beginning his duties there in October 1995. Mr. Wu was a co-founder, and from February 1991 to September 1995 served as Senior Vice President, of StarCom Network Systems, Inc., a company that marketed and distributed third party telecommunications equipment. From 1988 to 1991, Mr. Wu served as a member of the technical staff of Bellcore Laboratories. From 1987 through 1988, Mr. Wu served as a consultant at AT&T Bell Labs. Mr. Wu also serves as a director of AsiaInfo Holdings, Inc. Mr. Wu holds a B.S. in Electrical Engineering from Beijing Industrial University and an M.S. in Electrical Engineering from the New Jersey Institute of Technology.

        William Huang has served as our Chief Technology Officer since September 1999, and was appointed our Senior Vice President in September 2001. From December 1996 to September 1999, Mr. Huang was our Vice President of Strategic Product Planning. From June 1995 to December 1996, Mr. Huang served as our Vice President of China Operations. From 1990 to June 1995, Mr. Huang was our Director of Engineering. From 1992 to 1994, Mr. Huang was a consultant, Member of the Technical Staff and project leader at AT&T CellRelay Systems (part of Bell Labs). Mr. Huang serves on the board of Shenzhen Gin De (Group) Ltd., a publicly listed real estate investment company in China. Mr. Huang holds a B.S. in Electrical Engineering from Huazhong University of Science & Technology, and an M.S. in Electrical Engineering and Computer Sciences from the University of Illinois.

        Francis P. Barton has been our Executive Vice President and Chief Financial Officer since August 2005. From May 2003 to July 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation. From May 2001 to May 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of BroadVision Inc. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation's Personal Computer Division. Mr. Barton holds a B.S. in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University.

AUDIT COMMITTEE

Audit Committee Membership

        The Audit Committee of the Board, currently consisting of Mr. Horner, who chairs the committee, and Messrs. Clarke, Toy and Lenzmeier, held 30 meetings during the 2005 fiscal year. The Audit Committee, among other duties and responsibilities: (i) reviews and approves the annual appointment of our independent registered public accounting firm; (ii) discusses and reviews in advance the scope and fees of the annual audit; (iii) reviews the results of the audit with the independent registered public accounting firm and discusses the foregoing with our management; (iv) reviews and approves non-audit services of the independent registered public accounting firm; (v) reviews compliance with our existing major accounting and financial reporting policies; (vi) reviews and approves in advance all related-party transactions that would require disclosure pursuant to the rules of the SEC and the policies and procedures related to such transactions; and (vii) provides oversight and monitoring of our management and their activities with respect to our financial reporting process. In connection with the execution of the responsibilities of the Audit Committee, including the review of our quarterly earnings reports prior to public release, Audit Committee members communicated throughout 2005 with our management and the independent registered public accounting firm.

Audit Committee Independence and Financial Expertise

        Each member of the Audit Committee meets the independence requirements under Rule 14a-101 promulgated by the SEC under the Securities Exchange Act of 1934. In addition, Messrs. Horner, Clarke and Lenzmeier have been determined by the Board to meet the "financial expert" requirements set forth in Item 401 of Regulation S-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities ("Section 16 Filers"), to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock (the "Common Stock"). Such Section 16 Filers are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

        To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16 Filers complied with all Section 16(a) filing requirements except for the following inadvertent late filings: (i) Mr. Horner filed a Form 4 on November 2, 2005 reporting one transaction late; (ii) Mr. Toy filed a Form 4 on November 2, 2005 reporting one transaction late; (iii) Mr. Clarke filed an amendment to a previously filed Form 4 on November 2, 2005 reporting one transaction late; and (iv) Mr. Wu filed a Form 5 on December 29, 2005 reporting one transaction late.

CODE OF ETHICS

        We have developed a Code of Business Conduct and Ethics (the "Code of Ethics"), which applies to all employees including principal executive officers. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file to the SEC and in other public communications, (iii) compliance with applicable laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (v) accountability for adherence to the Code of Ethics.

        As a supplement to the Code of Ethics, we have also adopted a Code of Ethics for CEO and Senior Financial Officers (the "Code of Ethics for Financial Officers"), which is designed to highlight the legal and ethical obligations of the Chief Executive Officer and financial officers. The Code of Ethics for Financial Officers imposes upon applicable officers certain additional internal reporting requirements for acts committed in violation of the Code of Ethics and/or the securities laws.

        A copy of each Code of Ethics and Code of Ethics for Financial Officers is available via the link entitled "Corporate Governance" on our website at http://investorrelations.utstar.com/governance.

ITEM 11—EXECUTIVE COMPENSATION

        The table below sets forth information for the three most recently completed fiscal years concerning the compensation of the Chief Executive Officer and other executive officers.(1)

Summary Compensation Table

		Annual Compensation							Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Other Annual Compensation ($)			Restricted Stock Award ($)			Securities Underlying Options/SARs (#)	All Other Compensation ($)(6)
Hong Liang Lu President, Chief Executive Officer and Chairman of the Board	2005 2004 2003	$ $ $	700,000 700,000 500,000	$ $ $	— — 325,000	$ $ $	— — —		$ $ $	— — —		— 250,000 120,000	$ $ $	9,530 20,500 5,469
Ying Wu Executive Vice President and Vice Chairman	2005 2004 2003	$ $ $	500,000 500,000 400,000	$ $ $	— — 250,000	$ $ $	2,629,275 — 81,007	(2) (2)	$ $ $	— — —		— 200,000 85,000	$ $ $	10,502 5,500 5,500
William Huang Chief Technology Officer and Senior Vice President	2005 2004 2003	$ $ $	300,000 300,000 250,000	$ $ $	79,200 — 100,000	$ $ $	11,538 — —	(3)	$ $ $	— — —		75,000 100,000 50,000	$ $ $	6,537 5,500 2,344
Francis Barton* Executive Vice President and Chief Financial Officer	2005 2004 2003	$ $ $	167,667 — —	$ $ $	250,000 — —	$ $ $	— — —		$ $ $	882,000 — —	(5)	400,000 — —	$ $ $	16,458 — —
Michael Sophie[nc_cad,217] Former Executive Vice President and Chief Operating Officer	2005 2004 2003	$ $ $	400,000 400,000 300,000	$ $ $	— — 200,000	$ $ $	— — —		$ $ $	— — —		100,000 150,000 75,000	$ $ $	12,370 13,000 5,500
Shao-Ning J. Chou[nc_cad,198] Former Senior Vice President	2005 2004 2003	$ $ $	300,000 400,000 300,000	$ $ $	— — 250,000	$ $ $	223,226 — 859,162	(4) (4)	$ $ $	— — —		— 150,000 75,000	$ $ $	10,273 5,500 5,500

*
Mr. Barton joined our management in August 2005.

†
Mr. Sophie resigned as our Executive Vice President and Chief Operating Officer in May 2006.

‡
Mr. Chou resigned as our Senior Vice President and President and Chief Operating Officer for China in May 2005.

(1)
We have provided full disclosure for all our Section 16 executive officers, which includes the "named executive officers" as defined in Item 402(a)(3) of Regulation S-K.

(2)
Consists of (i) a housing allowance of $48,000 in 2005 paid in connection with Mr. Wu's international work assignment, (ii) a tax assistance payment of $2,581,275 in 2005 paid in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee's international work assignment, (iii) a housing and children's education allowance of $68,350 in 2003 paid in connection with Mr. Wu's international work assignment, and (iii) a tax assistance payment of $12,657 in 2003 paid in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee's international work assignment.

(3)
Consists of a Paid Time Off cash out in the amount of $11,538.

(4)
Consists of a housing allowance of $27,000 in 2005 and $36,000 in 2003 paid in connection with Mr. Chou's international work assignment, (ii) a tax assistance payment of $116,229 in 2005 and $823,162 in 2003 paid in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee's international work assignment, and (iii) a Paid Time Off cash out payment made in 2005 in the amount of $79,997. $691,771 of the tax assistance payments made in 2003 were paid in connection with the deferred payment of a tax levied by the People's Republic of China on gains realized from the exercise of stock options in 2001. While U.S. tax regulations require that these amounts be recorded as income, due to general limitation rules, a portion of Mr. Chou's paid foreign tax has been recovered by us pursuant to our tax equalization policy.

(5)
Dollar value of 100,000 shares of Common Stock granted on August 1, 2005 subject to our right of repurchase (the "Restricted Shares") pursuant to the Restricted Stock Agreement (the "Restricted Stock Agreement") we entered into with Mr. Barton. The closing sales price of $8.82 per share of the Common Stock as listed on the Nasdaq National Market on August 1, 2005 was used to determine the value of the Restricted Shares. Under the Restricted Stock Agreement, the Restricted Shares will vest in equal annual installments over a period of four (4) years beginning on August 1, 2005. Dividends are payable on the Restricted Shares, although historically we have never declared or paid cash dividends on the Common Stock.

(6)
All other compensation for 2005 consists of 401(K) match payments, tax and investment advice fees, health insurance premiums and driver's fee we paid on behalf of certain of our executive officers.

Stock Ownership Guidelines

        Effective January 1, 2006, by the decision of the Nominating and Governance Committee of the Board, we imposed minimum stock ownership guidelines (the "Guidelines") for certain of our officers and for directors who are not our employees (the "Non-Employee Directors").

        Each officer and Non-Employee Director is expected to acquire the number of shares of Common Stock as set forth below by the Guidelines before the later of (i) four (4) years after the effective date of the Guidelines and (ii) four (4) years after an officer's appointment to such office or a Non-Employee Director's appointment to the Board, as the case may be.

Position	Minimum Share Ownership Requirements
Chief Executive Officer and President	50,000
Executive Vice Presidents	25,000
Senior Vice Presidents/Division Presidents	10,000
Non-Employee Directors	10,000

        We will review compliance with the Guidelines annually. Failure to comply with the Guidelines may result in a reduction in future long-term incentive grants and/or payment of future annual and/or long-term incentive payouts in the form of Common Stock. The Nominating and Corporate Governance Committee has the discretion to waive the Guidelines, if compliance would create severe personal hardship for an officer or Non-Employee Director or prevent an officer or Non-Employee Director from complying with a court order. The Nominating and Governance Committee expects that such instances will be rare.

Option Grants

        The following table sets forth certain information with respect to stock option grants to our executive officers during the fiscal year ended December 31, 2005.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted(1)	% of Total Options Granted to Employees in Fiscal Year 2005(2)
Name			Exercise Price Per Share
				Expiration Date	5%	10%
Hong Liang Lu	—	—	—	—	—	—
Ying Wu	—	—	—	—	—	—
William Huang	75,000	1.38%	$8.29	11/30/2015	$391,015	$990,909
Francis Barton	400,000	7.34%	$8.82	8/1/2015	$2,218,740	$5,622,723
Michael Sophie*	100,000	1.84%	$8.29	11/30/2015	$521,354	$1,321,212
Shao Ning J. Chou	—	—	—	—	—	—

Total Grants in 2005	575,000

*
Pursuant to the Severance Agreement and Release dated April 13, 2006, all options granted to Mr. Sophie that were not vested as of May 5, 2006 have been canceled or terminated. For more discussion on the Severance Agreement and Release, please see the section entitled "Severance Benefits" under Item 13 of this Form 10-K.

(1)
All options were granted pursuant to the 1997 Plan. The options have a ten-year term and vest and become exercisable over four years as follows: 1/4 of the shares underlying the options vest twelve (12) months after the grant date and 1/48 of the shares underlying the options vest each month thereafter, subject to the optionee's continuing employment with us.

(2)
Based on an aggregate of 5,448,073 shares subject to options granted to our employees in 2005.

(3)
The potential realizable value represents amounts, net of exercise price before taxes, which may be realized upon exercise of the options immediately prior to the expiration of the terms of such options, assuming appreciation of 5% and 10% over the option term. The 5% and 10% rates are calculated based on rules promulgated by the SEC based upon a per share market price of the Common Stock underlying the options at the time the options were granted and do not reflect our estimate of future stock price growth. The actual value realized may be greater or less than the potential realizable value set forth in the table.

Option Exercises and Values

        The following table sets forth information for our executive officers relating to the number and value of securities underlying exercisable and unexercisable options they held at December 31, 2005, and sets forth the number of shares of Common Stock acquired and the value realized upon exercise of stock options held as of December 31, 2005 by the executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005(2)
Name	Number of Shares Acquired on Exercise	Value Realized(1) ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Hong Liang Lu	—	—	1,292,813	52,187	$1,424,000	—
Ying Wu	—	—	663,756	36,244	$284,800	—
William Huang	—	—	336,251	98,749	—	—
Francis Barton	—	—	—	400,000	—	—
Michael Sophie	—	—	353,350	133,328	—	—
Shao Ning J. Chou	—	—	539,376	—	—	—

(1)
The "Value Realized" is based on the closing price of the Common Stock as quoted on The Nasdaq National Market on the date of exercise, minus the per share exercise price, multiplied by the number of shares issued upon exercise of the option.

(2)
The value of unexercised in-the-money options is calculated based on the difference between the closing price of $8.06 per share as quoted on The Nasdaq National Market on December 31, 2005, and the exercise price for the shares, multiplied by the number of shares underlying the option.

COMPENSATION OF DIRECTORS

        Directors who are our employees receive no additional compensation for serving on the Board. In 2005, Non-Employee Directors received a quarterly participation fee of $10,000 for services rendered as to meetings of the full Board. In addition, Non-Employee Directors received annual retainer fees for committee membership and other duties as follows:

  •
  Lead Director: $20,000;

  •
  Audit Committee: $10,000 for chair, $3,500 for members;

  •
  Compensation Committee: $5,000 for chair, $3,000 for members; and

  •
  Corporate Governance and Nominating Committee: $5,000 for chair, $2,000 for members.

        In January 2005, in recognition of services rendered in 2004, we also paid Mr. Horner, our Lead Director, a one-time compensation award of $25,000, and Mr. Toy and Ms. Atkins (whose term as a director expired in May 2005), both Non-Employee Directors, a one-time compensation award of $20,000.

        We reimburse all directors for travel and other related expenses incurred in connection with our business, including attending stockholder meetings, meetings of the Board or any Board committee. For information on director compensation for the year 2006, please see the section entitled "2006 Director Compensation" under Item 13 of this Form 10-K.

        Prior to April 27, 2006, Non-Employee Directors were eligible to receive stock option grants under the 2001 Director Option Plan. Under the 2001 Director Option Plan, each Non-Employee Director, upon appointment, was automatically awarded options to purchase 80,000 shares of Common Stock (the "First Option"), which would vest in equal installments of 25% per year on each of the first four anniversaries of the date of grant. After the First Option has fully vested, each Non-Employee Director would have received an automatic annual grant of an option to purchase 20,000 shares of Common Stock (an "Annual Option"), which would vest in full on the first anniversary of the date of grant. On April 27, 2006, concurrently with the effectiveness of our compensation plan for the Non-Employee

Directors in the year 2006, the Board suspended until further action all future grants of stock options to our Non-Employee Director under the 2001 Director Option Plan.

        The past grants made to the Non-Employee Directors under the 2001 Director Option Plan are as follows. On May 11, 2001, we granted a First Option to each of Messrs. Horner and Toy, on March 20, 2002, we granted a First Option to Ms. Atkins (whose term as a director expired in May 2005), on January 17, 2005, we granted a First Option to Mr. Clarke and on March 15, 2005 we granted a First Option to Mr. Lenzmeier. The First Option granted to each of Messrs. Horner and Toy has an exercise price of $22.71 and fully vested on May 11, 2005. Messrs. Horner and Toy were each granted an Annual Option on May 11, 2005 with an exercise price of $6.84. The First Option granted to Mr. Clarke has an exercise price of $16.96, the First Option granted to Mr. Lenzmeier has an exercise price of $13.14, and each will be fully vested on January 17, 2009 and March 15, 2009, respectively. The unvested and unexercised portion of the First Option granted to Ms. Atkins reverted back to the 2001 Director Option Plan upon the expiration of her term as a director in May 2005. If, following a change in control, a Non-Employee Director's status with us or the successor corporation is terminated (other than as a result of voluntary resignation), the options become fully exercisable for a period of three (3) months from the date of such termination. The exercise price of all options granted under the 2001 Director Option Plan is 100% of the fair market value of the Common Stock on the date of grant. The options expire ten years after the date of grant, subject to earlier termination if the optionee ceases to serve as a director.

        Prior to April 27, 2006, it was also our policy to grant each Non-Employee Director an annual grant of an option to purchase 25,000 shares pursuant to the 1997 Stock Plan. The Board suspended this policy on April 27, 2006, choosing instead to issue a specific number of options as part of each Non-Employee Director's overall annual compensation package. During 2005, pursuant to this now suspended policy, certain option grants were made as follows. On October 28, 2005 (the "Grant Date"), we granted an option to purchase 25,000 shares of Common Stock to each of Messrs. Horner, Toy, Clarke and Lenzmeier (the "Director Options") with a vesting commencement date of August 23, 2005 (the "Vesting Commencement Date"). The Director Options have an exercise price per share of $7.98, which equals the greater of the closing sales prices of the Common Stock as listed on the Nasdaq National Market on (i) the Grant Date and (ii) the Vesting Commencement Date. The Director Options vest in equal monthly installments over a twelve (12) month period from the Vesting Commencement Date and have an exercise term of ten (10) years. If, following a change in control, a Non-Employee Director's status with us or the successor corporation is terminated (other than as a result of voluntary resignation), the Director Options will become fully exercisable and remain exercisable for the remainder of the applicable term. For further discussion on change of control arrangements regarding Director Options, please see the section entitled "Change of Control Arrangements in Option Agreements for Use under the 1997 Stock Plan" under "Employment Contracts and Change of Control Arrangements" contained in this Item 11.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS

Change of Control Arrangements in Employment Agreements

        We have entered into Change of Control Severance Agreements with Messrs. Lu, Wu and Huang dated January 17, 2003, January 31, 2003 and January 31, 2003, respectively (collectively, the "Lu, Wu and Huang Employment Agreements") and into a Change of Control/Involuntary Termination Severance Agreement with Mr. Barton dated September 6, 2005 (the "Barton Employment Agreement" and, together with the "Lu, Wu and Huang Employment Agreements," the "Employment Agreements"). The Employment Agreements provide that if the employee's employment with us terminates as a result of involuntary termination at any time within 12 months after a change of control, (i) such employee will be entitled to 24 months of base salary as in effect as of the date of such termination payable in a lump sum within 30 days of termination and 100% of the bonus for the year in which termination occurs, and (ii) we will continue to provide such employee the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date such employee is no longer eligible to receive continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or 12 months from the termination date.

        Additionally, in connection with any such termination following a change of control, the Lu, Wu and Huang Employment Agreements provide that all stock options granted to such employee will become fully vested and exercisable as of the date of termination and our right to repurchase any stock that was purchased by such employee prior to the change in control shall lapse. Similarly, the Barton Employment Agreement provides that all stock options granted to such employee will become fully vested and exercisable as of the date of termination, any share purchase rights granted to such employee will become fully vested and exercisable to the extent such share purchase rights are outstanding and unexercisable at the time of such termination and our right to repurchase any stock that was purchased by such employee prior to the change of control shall lapse. In the event that the severance and other benefits provided to employees pursuant to the Employment Agreements constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, such employee's benefits under the Employment Agreements shall be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by the employee, on an after-tax basis, of the greatest amount of benefits.

        For the purpose of the Employment Agreements, "involuntary termination" includes (i) without the employee's express written consent, a significant reduction of the employee's duties, position or responsibilities relative to the employee's duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the employee from such position, duties and responsibilities, unless the employee is provided with comparable duties, position and responsibilities (as, for example, following a change of control, our Chief Financial Officer is made the Chief Financial Officer of the acquiring entity), (ii) without the employee's express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to the employee immediately prior to such reduction, (iii) our reduction of the employee's base salary as in effect immediately prior to such reduction, (iv) our material reduction in the kind or level of employee benefits to which the employee is entitled immediately prior to such reduction with the result that the employee's overall benefits package is significantly reduced, (v) the relocation of the employee to a facility or a location more than 50 miles from his current location without the employee's express written consent, (vi) any purported termination of the employee by us which is not effected for cause or for which the grounds relied upon are not valid, or (vii) our failure to obtain the assumption of the Change of Control Agreements by any of our successor.

        "Change of control" in the Employment Agreements is defined as (i) the approval by our stockholders of a merger or consolidation with any other corporation, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by our voting securities or such surviving entity outstanding immediately after such merger or consolidation, (ii) the approval by our stockholders of a plan to complete liquidation or an agreement for the sale or disposition of all or substantially all of our assets, (iii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming the "beneficial owner" (as defined in Rule 13d-3 under said Exchange Act), directly or indirectly, of our securities representing 50% or more of the total voting power represented by our then outstanding voting securities, or (iv) a change in the composition of the Board, as a result of which fewer than a majority of the directors are incumbent directors.

Severance Payment Arrangements for Termination Apart from Change of Control

        The Barton Employment Agreement also provides for certain severance benefits to be paid to the employee terminated without Cause (as defined below), even if such termination does not result from a Change of Control. Such employee will be entitled to 12 months of his base salary as in effect as of the date of such termination, less applicable withholding, payable in a lump sum within 30 days of such termination, (ii) 100% of his bonus for the year in which such termination occurs, and (iii) continued vesting in stock options and share purchase rights granted to such employee prior to the date of such termination, for a period of 12 months from the date of such termination, with the right to exercise said stock options and share purchase rights within 90 days from the end of said 12-month period. However, in the event of a termination for Cause, the terminated employee shall not be entitled to any of the foregoing benefits.

        "Cause" in the Barton Employment Agreement is defined as (i) any act of personal dishonesty taken by the employee in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment of the employee, (ii) employee's conviction of a felony which the Board reasonably believes has had or will have a material detrimental effect on our reputation or business, (iii) a willful act by the employee which constitutes misconduct and is injurious to us, and (iv) continued willful violations by the employee of the employee's obligations after a delivery of our written demand to the employee for performance which describes the basis of our belief that the employee has not substantially performed his duties.

        On April 13, 2006, we entered into a Severance Agreement and Release (the "Severance Agreement") with Mr. Sophie in connection with Mr. Sophie's resignation effective May 5, 2006. The Severance Agreement replaces and supersedes all prior agreements concerning Mr. Sophie's employment relationship with us, with the exception of the confidentiality agreement, our stock plan and any applicable stock option agreement we have entered into with Mr. Sophie. Under the terms of the Severance Agreement, we paid Mr. Sophie the equivalent of six (6) months of regular base salary in a lump sum of $220,000, less applicable withholdings. Mr. Sophie also received payments for his accrued but unpaid Paid Time Off and Floating Holiday Benefits (as described in the Severance Agreement). In addition, we paid the approximate equivalent of six (6) months of Mr. Sophie's COBRA premiums in a lump sum of $6,000, less applicable withholdings.

        Pursuant to the terms of the Severance Agreement, Mr. Sophie's stock options that were not vested as of May 5, 2006 were canceled or terminated. Mr. Sophie will have the right to exercise vested options at any time within 120 days after May 5, 2006, but no later than the option expiration date. The Severance Agreement also provides for a mutual release of claims by Mr. Sophie and us.

Change of Control Arrangements in Restricted Stock Agreement

        On August 1, 2005, we entered into a restricted stock agreement (the "Restricted Stock Agreement") with Mr. Barton. The Restricted Stock Agreement provides for the purchase by Mr. Barton of 100,000 shares of the Common Stock (the "Restricted Shares") which will be released from our repurchase right in equal annual installments over a period of four (4) years beginning on August 1, 2005.

        The Restricted Stock Agreement provides that, if, as a result of any merger, reorganization, consolidation, recapitalization, separation, liquidation, stock dividends, split-up, share combination, or other change in our corporate structure affecting the Common Stock, (i) the Restricted Shares will be increased, reduced or otherwise changed, (ii) Mr. Barton will be entitled to new or additional or different shares of stock, cash or securities (other than rights or warrants to purchase securities), and (iii) such new or additional or different shares, cash or securities will be considered to be the Restricted Shares not yet released from our repurchase right and will be subject to all the restrictions of the Restricted Stock Agreement.

Change of Control Arrangements in 2001 Director Option Plan and 1997 Stock Plan

        The 2001 Director Option Plan provides that, in the event of a proposed dissolution or liquidation of our corporate structure, each outstanding option granted under the 2001 Director Option Plan that has not been exercised shall terminate immediately prior to the consummation of such proposed dissolution or liquidation. The 2001 Director Option Plan also provides that in the event of our merger with or into another corporation or the sale of substantially all of our assets, each outstanding option granted under the 2001 Director Option Plan may be assumed or substituted by the successor corporation. Following such assumption or substitution, if the optionee's status as a director or director of the successor corporation is terminated involuntarily, the option will become fully exercisable for a period of three (3) months from the date of such termination. In the event the successor corporation refuses to assume or substitute the outstanding option, such option will become fully exercisable for a period of thirty (30) days from the date the optionee is notified of such refusal by the Board.

        The 1997 Stock Plan provides that, in the event of a proposed dissolution or liquidation of our corporate structure, the Board must notify each optionee under the 1997 Stock Plan as soon as practicable prior to the effective date of such proposed dissolution or liquidation. The Board has the discretion to allow the optionee to exercise his or her option or stock purchase right until fifteen (15) days prior to the effective date of such dissolution or liquidation. In the event of our merger with or into another corporation, or the sale of substantially all of our assets, each outstanding option or stock purchase right under the 1997 Stock Plan will be assumed or substituted by the successor corporation. In case the successor corporation refuses to assume or substitute the outstanding option or stock purchase right, such outstanding option or stock purchase right will become fully exercisable for a period of fifteen (15) days from the date the optionee is notified of such refusal by the Board.

        In addition, both the 1997 Stock Plan and the 2001 Director Option Plan (collectively, the "Plans") provide, in general, that an optionee whose status as a Service Provider (as defined in the 1997 Stock Plan) or a director (as defined in the 2001 Director Option Plan) is terminated is entitled to exercise his or her option, to the extent such option has vested as of the date of termination, until the earlier of (i) expiration of the option according to its terms, (ii) expiration of a period of three (3) months following termination, or (iii) expiration of a period of twelve (12) months following termination as a result of death or disability (the "Post-Termination Exercise Period"). The 1997 Stock Plan, unlike the 2001 Director Option Plan, allows the Post-Termination Exercise Period to extend beyond the default terms, if the stock option agreement we entered into with the optionee pursuant to the 1997 Stock Plan provides for a longer term.

Change of Control Arrangements in Option Agreements for Use under the 1997 Stock Plan

        Prior to October 28, 2005, the Board had approved a form of stock option agreement (the "Existing Option Agreement") for use under the 1997 Plan in connection with stock option grants to our (i) Service Providers (as defined in the 1997 Plan), (ii) executive officers, and (iii) directors, which provides for the default Post-Termination Exercise Period designated in the 1997 Plan of three (3) months. On October 28, 2005, the Board approved a plan to modify the Existing Option Agreement, to the extent that the Existing Option Agreement applies to our executive officers and directors, to provide for a longer Post-Termination Exercise Period of twelve (12) months (such modified Existing Agreement, the "Officer and Director Option Agreement"). On November 30, 2005, the Compensation Committee of the Board approved the use of the Officer and Director Option Agreement in conjunction with granting Mr. Huang and Mr. Sophie options to purchase 75,000 shares and 100,000 shares of the Common Stock, respectively. Then on December 2, 2005, the Compensation Committee of the Board formally adopted the Officer and Director Option Agreement for use exclusively in connection with option grants to our executive officers and directors. The Existing Option Agreement will continue to be used for option grants to Service Providers other than executive officers and directors.

        Under the Officer and Director Option Agreement, if the optionee's status as a Service Provider or director is terminated following a Change of Control (as defined below), the optionee shall be entitled to exercise his or her option, to the extent such option has vested as of the date of such termination, until the earlier of (i) expiration of the option according to its terms, or (ii) expiration of a period of twelve (12) months following the termination of the optionee's status as a Service Provider or Director.

        For the purpose of the Officer and Director Option Agreement, a "Change of Control" means (i) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of representing fifty percent (50%) or more of our total voting power represented by the then outstanding voting securities; or (ii) the date of the consummation of our merger or consolidation with any other corporation that has been approved by our stockholders, other than a merger or consolidation which would result in our voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of our total voting power represented by our voting securities or such surviving entity's securities outstanding immediately after such merger or consolidation; or (iii) the date of the consummation of the sale or disposition of all or substantially all of our assets. All options granted to officers or directors are subject to the foregoing terms of the Plans and the applicable forms of option agreement. For information on options granted to officers or directors under the Plans during 2005, please see sections entitled "Compensation of Directors" and "Option Grants" under this Item 11.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Compensation Committee consisted of Messrs. Toy and Horner throughout the 2005 fiscal year, and Mr. Lenzmeier joined the Compensation Committee in April 2005. Ms. Atkins also served on the Compensation Committee from the beginning of 2005 to May 2005, when her term as a director expired. All members of the Compensation Committee during 2005 were independent directors in accordance with the applicable independence requirements of the Nasdaq Marketplace Rules, and none were our employees or officers or former employees. During 2005, none of our executive officers served on the compensation committee (or equivalent) or board of directors of another entity whose executive officer(s) served on our Compensation Committee or Board.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

        The required information concerning our equity compensation plans is contained in the section entitled "Item 5—Market for UTStarcom, Inc.'s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II of this Form 10-K.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND MANAGEMENT

        The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of May 12, 2006 (except as otherwise indicated), by: (i) each person who is known by us to own beneficially more than 5% of the Common Stock; (ii) each of our President and Chief Executive Officer and each of the named executive officers as defined in Item 402(a)(3) of Regulation S-K, (iii) each of our directors; and (iv) all directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

        Calculations are based on a total number of outstanding shares of 121,089,996 shares as of May 12, 2006.

Name and Address of Beneficial Owner	Shares Beneficially Owned(1)		Approximate Percent Owned(1)
Entities affiliated with SOFTBANK CORP.(2)	14,651,630		12.10%
Brandes Investment Partners, L.P.(3)	14,063,327	[nc_cad,217]	11.61%
FMR Corp.(4)	8,273,850	[nc_cad,217]	6.83%
Donald Smith & Co., Inc.(5)	7,417,738	[nc_cad,217]	6.13%
Ying Wu(6)	4,676,965		3.84%
Hong Liang Lu(7)	4,097,027		3.35%
William Huang(8)	1,132,056		*
Michael Sophie(9)	405,166		*
Francis Barton(10)	100,000		*
Larry Horner(11)	239,208		*
Thomas Toy(12)	153,235		*
Jeff Clarke(13)	44,219		*
Allen Lenzmeier(14)	94,278		*
Shao-Ning J. Chou(15)	0		*
All current directors and officers as a group (9 persons)(16)	10,942,154		8.80%

*
Less than 1%.

†
Information based on Schedule 13G filed with the SEC by Brandes Investment Partners, L.P., FMR Corp. and Donald Smith & Co., Inc. on or about February 14, 2006. We cannot guarantee the accuracy of the information as of the date of this Form 10-K.

(1)
Includes any shares issuable pursuant to options held by the person or group in question that may be exercised within 60 days of May 12, 2006.

(2)
Includes 14,651,630 shares registered in the name of SOFTBANK America Inc., a Delaware corporation. SOFTBANK America Inc. is a wholly owned subsidiary of SOFTBANK Holdings Inc., a Delaware corporation. SOFTBANK Holdings Inc. is a wholly owned subsidiary of SOFTBANK CORP., a Japanese corporation. Softbank America Inc. has sole power to vote or direct the voting of 14,651,630 shares and sole dispositive power over 14,651,630 shares. The business address for these entities is c/o SOFTBANK CORP., 24 1 Nihonbashi Hakozakicho, Chuoku, Tokyo 103 8501 Japan.

(3)
Includes 14,063,327 shares beneficially and jointly owned by Brandes Investment Partners, L.P., Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby. Each of Brandes Investment Partners, L.P., Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby has shared power to vote or direct the voting of 12,168,716 shares and shared dispositive power over 14,063,327 shares. The business address for Brandes Investment Partners, L.P. is 11988 El Camino Real, Suite 500, San Diego, CA 92130.

(4)
Includes 8,273,850 shares beneficially owned by Fidelity Low Priced Stock Fund, a subsidiary of FMR Corp. Each of FMR Corp. and Edward C. Johnson, III, Chairman of FMR Corp., has sole dispositive power over the 8,273,850 shares through its/his control of Fidelity Low Priced Stock Fund. The Board of Trustees of Fidelity Funds has sole power to vote or direct the voting of 8,273,850 shares. The business address for FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(5)
Includes 7,417,738 shares beneficially owned by Donald Smith & Co., Inc. Donald Smith & Co., Inc. has sole power to vote or to direct the voting of 6,145,511 shares and sole dispositive power over 7,417,738 shares. The business address for Donald Smith & Co., Inc. is 152 West 57th Street, New York, NY 10019.

(6)
Includes (i) 1,505,500 shares registered in the name of Wu Partners, a California Limited Partnership, of which Mr. Wu is general partner, (ii) 1,080,000 shares registered in the name of Stonybrook Investors L.P., (iii) 4,868 shares registered in the name of Wu Living Trust, (iv) 4,873 shares registered in the name of Ashley Wu Trust—1998 and (v) 4,873 shares registered in the name of Richard Wu Trust—1998. Ashley Wu and Richard Wu are Mr. Wu's children. Mr. Wu may be deemed the beneficial owner of the shares. Also includes 686,564 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(7)
Includes (i) 229,000 shares owned by The Lu Family Limited Partnership, of which Mr. Lu is a general partner, (ii) 130,000 shares registered in the name of Lu Charitable Remainder Trust, of which Mr. Lu is the trustee, (iii) 5,332 shares registered in the name of Benjamin Lu, and (iv) 5,332 shares registered in the name of Melissa Lu. Benjamin Lu and Melissa Lu are Mr. Lu's children. Mr. Lu may be deemed the beneficial owner of the shares. Also includes 1,325,938 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(8)
Includes (i) 106,000 shares owned by the 2000 Huang Family Limited Partnership, of which Mr. Huang is a general partner, (ii) 6,600 shares registered in the name of Alexander Huang, and (iii) 6,600 shares registered in the name of Helen Huang. Alexander Huang and Helen Huang are Mr. Huang's children. Mr. Huang may be deemed the beneficial owner of the shares. Also includes 351,876 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(9)
Mr. Sophie resigned as our Executive Vice President and Chief Operating Officer in May 2006. Includes 374,700 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(10)
Represents 100,000 shares of Common Stock subject to the Company's right of repurchase (the "Restricted Shares"). The Restricted Shares will vest in equal annual installments over a period of four (4) years beginning on August 1, 2005.

(11)
Includes (i) 1,775 shares owned by Donna Manning, who is Mr. Horner's daughter. Also includes 207,433 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(12)
Includes 153,235 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(13)
Includes 44,219 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(14)
Includes 44,278 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

(15)
Mr. Chou resigned as our Senior Vice President and President and Chief Operating Officer for China in May 2005.

(16)
Includes a total of 3,188,243 shares issuable upon exercise of options that are exercisable within 60 days of May 12, 2006.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Indemnification Agreements

        During 2005, we were party to indemnification agreements with certain of our directors and executive officers.

  Softbank Entities

        SOFTBANK CORP. is an affiliate of SOFTBANK America, Inc., one of our significant stockholders. Since the beginning of the 2005 financial year, we have engaged, continue to engage or propose to engage in the following transactions with entities affiliated with SOFTBANK CORP.:

  •
  On December 26, 2005, we entered into a Stock Purchase Agreement with SOFTBANK CORP., pursuant to which we agreed to sell, and SOFTBANK CORP. agreed to purchase, our 10% ownership interest in SB CHINA HOLDINGS PTE LTD ("SBCH"), an investment fund established by SOFTBANK CORP., represented by 8,022 ordinary shares of SBCH (the "Shares"), for a purchase price of $56.9 million. The closing of the sale and purchase of the Shares occurred on December 28, 2005 (the "Closing"). Upon the Closing, we no longer held an ownership interest in SBCH, which caused the Joint Venture Agreement we entered into with SOFTBANK COPR. as of May 29, 2000 to govern the respective shareholdings in SBCH, to terminate pursuant to its terms effective as of December 28, 2005.

  •
  On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank BB Corporation ("Softbank BB"), formerly BB Technologies, an affiliate of SOFTBANK America, Inc.

  •
  We have invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The investment balance as of December 31, 2005 was $2.0 million.

  •
  In December 2002, a venture capital fund affiliated with SOFTBANK CORP. made a capital investment in MDC Holding Limited ("MDC Holding"). In December 2004, we exercised a warrant for ordinary shares of MDC Holding for which it paid approximately $0.8 million. In 2004, we received payments from Beijing MDC Telecommunications Co., Ltd. ("Beijing MDC"), an affiliate of MDC Holding, of approximately $0.8 million for purchases of equipment and the provision of consulting services, and we paid to Beijing MDC approximately $0.5 million for PAS value added services and as rental payments. During the period from January 2005 to March 2005, we entered into an agreement to sell equipment to Beijing MDC with a value of approximately $2.3 million.

  •
  We recognized aggregate revenue of $395.2 million during 2005 with respect to sales to affiliates of SOFTBANK CORP., including (i) sales of telecommunications equipment to Softbank BB and (ii) sales of equipment and services to Japan Telecom Co., Ltd, a wholly owned subsidiary of SOFTBANK CORP, and (iii) sales of equipment to BB Cable, and BB Hikari Dept KK, affiliates of SOFTBANK.

  Starcom Products, Inc.

        Yulan Wu, the spouse of Ying Wu, Executive Vice President and Vice Chairman of the Board, is the beneficial owner of approximately 31% of Starcom Products, Inc. ("Starcom Products"). In 2005

and during the period from January 2006 to March 2006, we paid Starcom Products approximately $0.7 million for engineering consulting and employee placement services.

  Acoustek Int'l Corp.

        We obtain consulting services from Acoustek Int'l Corp. ("Acoustek"), which employs Minnie Huang, spouse of William Huang, our Senior Vice President and Chief Technology Officer. We paid to Acoustek $0.1 million in 2005 for consulting services provided by Ms. Huang.

  2006 Executive Officer Equity Grants

        On February 28, 2006, the Compensation Committee granted stock options and committed to grant rights to purchase restricted stock to our executive officers as follows:

Name	Title	Number of Shares Underlying Option Grants	Number of Shares Underlying Stock Purchase Rights to be Granted(1)
Hong Lu	Chief Executive Officer and President	260,000	130,000
Ying Wu	Executive Vice President; Chairman and Chief Executive Officer of China Operations	100,000	50,000
Francis Barton	Executive Vice President and Chief Financial Officer	92,000	46,000
Michael Sophie(2)	Former Executive Vice President and Chief Operating Officer	83,600	41,800
William Huang	Executive Vice President and Chief Technology Officer	66,667	33,333

(1)
Represents stock purchase rights that were originally granted on February 28, 2006 as restricted stock purchase rights. The restricted stock purchase rights were allowed to lapse unexercised, and in their place the stock purchase rights may be granted following the 2006 fiscal year-end, based upon management performance objectives.

(2)
Effective May 5, 2006, the Securities granted to Mr. Sophie have been canceled or terminated pursuant to the Severance Agreement and Release dated April 13, 2006. For more information on the Severance Agreement and Release, see the section entitled "Severance Benefits" under this Item 13.

        The options were issued to each executive officer under the 1997 Stock Plan pursuant to the form of Stock Option Agreement approved for use under the 1997 Stock Plan with respect to stock option grants to our directors and executive officers, as previously filed with the Securities and Exchange Commission. Each option has an exercise price of $6.25 per share, which equals the closing price of the Common Stock on the Nasdaq Stock Market on the date of grant. The stock purchase rights, if granted, will entitle the executive officers to purchase Common Stock at par value. The options will vest, and the stock purchase rights will be granted, to each executive officer based upon management performance objectives established and tailored for such executive officer by the Compensation Committee for the 2006 fiscal year, including (i) achievement of corporate financial measures such as bookings, gross margin, revenue, operating profit, cash flow, inventory turns, contribution margin and cash collections, (ii) achievement of corporate objectives relating to quality and organization and (iii) achievement by such executive officer of additional individualized performance objectives reviewed and approved by the Compensation Committee. Performance will be measured against the established objectives and the options of each executive officer shall vest, and the stock purchase rights shall be granted, to the extent the established objectives have been achieved, on the date such a determination is made by the Compensation Committee, in its sole discretion, provided that such executive officer remains our employee on the date of determination. The Compensation Committee's determination as to the extent the established objectives have been achieved shall be made as soon as administratively practicable following the 2006 fiscal year-end.

  2006 Director Compensation

        On April 27, 2006, the Nominating and Governance Committee of the Board recommended to the Board, and the Board approved, the 2006 annual equity and cash compensation for the Non-Employee Directors, after a review of market trends and the changing level of responsibilities of the Non-Employee Directors. The changes in cash compensation are as follows:

        Cash and Incidental Compensation by Category:

Annual Compensation	Effective April 27, 2006	Prior to Change
Director Retainer	$50,000 (Paid Quarterly)	$40,000 (Paid Quarterly)
Lead Director Fee	$22,500	$20,000
Audit Committee Chair Fee	$12,500	$10,000
Compensation Committee Chair Fee	$7,500	$5,000
Nominating and Governance Committee Chair Fee	$7,500	$5,000
Audit Committee Member Fee	$5,000	$3,500
Compensation Committee Member Fee	$4,500	$3,000
Nominating and Governance Committee Member Fee	$3,500	$2,000
Credit towards Company Products	$1,000	None

        Annual Cash Compensation by Non-Employee Director:

Name	2006 Cash Compensation
Larry Horner
Director Retainer	$50,000
Lead Director Fee	$22,500
Audit Committee Chair Fee	$12,500
Compensation Committee Member Fee	$4,500
Nominating and Governance Committee Member Fee	$3,500
One-time cash award for services in 2005	$20,000
Thomas Toy
Director Retainer	$50,000
Compensation Committee Chair Fee	$7,5000
Audit Committee Member Fee	$5,000
Nominating and Governance Committee Member Fee	$3,500
One-time cash award for services in 2005	$15,000
Jeff Clarke
Director Retainer	$50,000
Nominating and Governance Committee Chair Fee	$7,500
Audit Committee Member Fee	$5,000
One-time cash award for services in 2005	$15,000
Allen Lenzmeier
Director Retainer	$50,000
Audit Committee Member Fee	$5,000
Compensation Committee Member Fee	$4,500
One-time cash award for services in 2005	$15,000

        In addition to cash compensation, on April 27, 2006, the Board granted stock options and preapproved the grant of restricted stock purchase rights (collectively, the "Non-Employee Grants") to the Non-Employee Directors as follows:

Name	Number of Shares Underlying Option Grants	Number of Shares of Restricted Stock *
Larry Horner	20,675	11,376
Thomas Toy	19,905	10,952
Jeff Clarke	20,320	11,180
Allen Lenzmeier	20,675	11,376

*
The grant of restricted stock purchase rights was preapproved by the Board to be effective as soon as reasonably practicable following the second trading day following the date we file this Form 10-K and any other periodic reports then required to be filed with the SEC, contingent upon each Non-Employee Director's continued service on the Board as of such date.

        The Non-Employee Grants will be issued to each Non-Employee Director under our 1997 Plan pursuant to the (i) form of Stock Option Agreement approved for use under the 1997 Plan with respect to stock option grants to our Non-Employee Directors and (ii) form of restricted stock purchase agreement approved for use under the 1997 Plan, each as previously filed with the SEC. Each option has an exercise price of $7.67 per share, which equals 110% of the closing price of our common stock on the Nasdaq Stock Market on April 27, 2006. The restricted stock purchase rights, when granted, entitle the Non-Employee Directors to purchase our common stock at par value. The options will vest in equal monthly installments over a 12-month period beginning on April 27, 2006. The restricted stock purchase rights will vest in equal quarterly installments over a 12-month period beginning on April 27, 2006.

  Severance Benefits

        On April 13, 2006, we entered into the Severance Agreement with Mr. Sophie in connection with Mr. Sophie's resignation as our Executive Vice President and Chief Operating Officer effective May 5, 2006. The Severance Agreement replaces and supersedes all prior agreements concerning Mr. Sophie's employment relationship with us, with the exception of the confidentiality agreement, our stock plan and any applicable stock option agreement we have entered into with Mr. Sophie. Under the terms of the Severance Agreement, we paid Mr. Sophie the equivalent of six (6) months of regular base salary in a lump sum of $220,000, less applicable withholdings. Mr. Sophie also received payments for his accrued but unpaid Paid Time Off and Floating Holiday Benefits (as described in the Severance Agreement). In addition, we paid the approximate equivalent of six (6) months of Mr. Sophie's COBRA premiums in a lump sum of $6,000, less applicable withholdings.

        Pursuant to the terms of the Severance Agreement, Mr. Sophie's stock options that were not vested as of May 5, 2006 were canceled or terminated. Mr. Sophie will have the right to exercise vested options at any time within 120 days after May 5, 2006, but no later than the option expiration date. The Severance Agreement also provides for a mutual release of claims by Mr. Sophie and us.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP Fees For The Fiscal Year Ended December 31, 2005

  Audit Fees

        Fees for the fiscal year ended December 31, 2005 audit and interim reviews were approximately $11,900,000. Fees for the fiscal year ended December 31, 2004 audit and interim reviews were $8,424,000.

  Audit-Related Fees

        Audit-related fees were approximately $1,000,000 and $773,000 for fiscal years ended December 31, 2005 and December 31, 2004, respectively. Such services included due diligence and other procedures performed surrounding certain of the Company's acquisitions and accounting consultation.

  Tax Fees

        During the fiscal year ended December 31, 2005, fees related to tax advice, compliance and planning were $275,000. For the fiscal year ended December 31, 2004 fees for tax advice, compliance and planning totaled $3,135,000.

  All Other Fees

        Other fees during the year ended December 31, 2005 totaled $7,000 and consisted entirely of fees related to research tools. For the fiscal year ended December 31, 2004 other fees totaled $5,000 and consisted entirely of fees related to training.

        The Audit Committee has determined that the provision by PricewaterhouseCoopers LLP of non-audit services to us in 2005 is compatible with PricewaterhouseCoopers LLP maintaining its independence.

  Audit Committee Pre-Approval Policies and Procedures

        The Audit Committee has direct responsibility for the appointment, retention, evaluation, compensation, oversight and termination of the independent registered public accounting firm we employ. In October 2003, the Audit Committee of the Board established a Non-Audit Services Subcommittee. The Non-Audit Services Subcommittee, consisting of Mr. Horner, is authorized to preapprove non-audit services to be performed by our independent public accountants in amounts not to exceed $50,000 per engagement. Non-audit services to be performed by our independent registered public accounting firm in amounts to exceed $50,000 per engagement will be approved by the Audit Committee. For the fiscal year 2005, there were no audit-related fees, tax fees, or any other non-audit fees that were approved by the Audit Committee pursuant to the "de minimis" exception under Regulation S-X Rule 2-01(c)(7)(i)(C).

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)  Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 108 of this Form 10-K.

(2)
Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 108 of this Form 10-K.

(3) Exhibit Number	Description
3.1(9)	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.
3.2(13)	First Amended and Restated Bylaws of UTStarcom, Inc., as amended.
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2(3)	Specimen Common Stock Certificate.
4.3(1)	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.
4.4(4)	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
4.6(11)	Registration Rights Agreement, dated as of June 30, 2003, by and among UTStarcom, Inc. and the shareholders of RollingStreams Systems, Ltd.
4.7(14)	Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC as amended on January 14, 2004.
10.1(1)	Form of Indemnification Agreement.
10.4	1997 Stock Plan, as amended, and forms of related agreements.
10.5(1)	2000 Employee Stock Purchase Plan and forms of related agreements.
10.42(2)*	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.
10.66	Amended 2001 Director Option Plan and forms of related agreements.
10.83(6)*	Broadband Access Network General Terms and Conditions between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.84(6)*	Broadband Access Equipment Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.85(6)*	Broadband Access Services Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.86(6)*	Broadband Access Software Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.87(5)*	Equipment Purchase Agreement, dated as of February 4, 2003, by and between Tata Teleservices Limited and UTStarcom, Inc.
10.88(7)	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan.
10.89(8)	Change of Control Severance Agreement, dated as of January 17, 2003, by and between Hong Liang Lu and UTStarcom, Inc.
10.90(8)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Ying Wu and UTStarcom, Inc.
10.92(8)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between William X. Huang and UTStarcom, Inc.
10.97(10)*	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.

10.98(10)*	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.
10.99(10)*	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004.
10.101(11)	Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004.
10.102(12)*	Continuous Basic Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.103(12)*	Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.104(14)**	Distributor Agreement, dated as of December 20, 2004, by and between Curitel Communications, Inc. and UTStarcom Personal Communications LLC.
10.106(15)*	Committed Receivables Purchase Agreement dated August 1, 2005 between UTStarcom Personal Communications LLC and Citibank, N.A.
10.107(16)	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005
10.108(16)	Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc., dated September 6, 2005.
10.109(16)	Form of Restricted Stock Agreement for use under the Company's 1997 Stock Plan.
10.110(17)	Form of Director and Officer Stock Option Agreement for use with stock option grants to directors and executive officers of the Company under the Company's 1997 Stock Plan.
21.1	Subsidiaries of UTStarcom.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

**
Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

(1)
Incorporated by reference to the registrant's Registration Statement on Form S-1 (No. 333-93069), which became effective March 2, 2000.

(2)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(3)
Incorporated by reference to the registrant's Amendment No. 4 to Registration Statement on Form S-1 (No. 333-93069), which was filed on February 7, 2000.

(4)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(5)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarter ended March 31, 2003.

(6)
Incorporated by reference to the registrant's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2002.

(7)
Incorporated by reference to the registrant's Registration Statement on Form S-8, which was filed on September 15, 2003.

(8)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

(9)
Incorporated by reference to the registrant's Current Report on Form 8-K, which was filed on December 12, 2003.

(10)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(11)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(12)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(13)
Incorporated by reference to the registrant's Current Report on Form 8-K, which was filed on March 16, 2005.

(14)
Incorporated by reference to the registrant's Annual Report on Form 10-K for the year ended December 31, 2004.

(15)
Incorporated by reference to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(16)
Incorporated by reference to the registrant's Current Report on Form 8-K, which was filed on September 12, 2005.

(17)
Incorporated by reference to the registrant's Current Report on Form 8-K, which was filed on December 6, 2005.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.
Date: June 1, 2006
	By:	/s/ FRANCIS P. BARTON
	Name:	Francis P. Barton
	Title:	Vice-President, Finance and Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Hong Liang Lu and Francis P. Barton, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HONG LIANG LU Hong Liang Lu	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors	June 1, 2006
/s/ FRANCIS P. BARTON Francis P. Barton	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	June 1, 2006
/s/ JEFF CLARKE Jeff Clarke	Director	June 1, 2006
/s/ LARRY D. HORNER Larry D. Horner	Director	June 1, 2006
/s/ ALLEN LENZMEIER Allen Lenzmeier	Director	June 1, 2006
/s/ THOMAS J. TOY Thomas J. Toy	Director	June 1, 2006
/s/ YING WU Ying Wu	Director	June 1, 2006

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

REGISTRANT BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$133,203	$169,924
Short-term investments	—	8,342
Accounts receivable—unrelated party, net of allowances for doubtful accounts	35,008	17,693
Accounts receivable—related party	66,578	84,754
Accounts receivable—intercompany	629,287	666,228
Inventories	26,565	27,723
Deferred costs/Inventories at customer sites under contracts	82,191	96,783
Prepaids	15,702	55,146
Short-term restricted cash and investments	53,308	32,920
Deferred tax assets	—	13,432
Other current assets	15,937	4,832

Total current assets	1,057,779	1,177,777
Property, plant and equipment, net	18,141	27,237
Note receivable	—	9,630
Investment in affiliated companies	404,350	557,799
Goodwill	3,063	105,234
Intangible assets, net	41,877	52,625
Deferred tax assets	—	17,117
Other long-term assets	13,728	23,984

Total assets	$1,538,938	$1,971,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—unrelated party	$31,279	$83,398
Accounts payable—intercompany	17,160	1,221
Income taxes payable	0	13,391
Customer advances	80,175	60,149
Deferred revenue	7,855	14,906
Other	178,583	39,733

Total current liabilities	315,052	212,798
Long-term deferred revenue	20,739	—
Convertible subordinated notes	274,600	402,500

Total liabilities	610,391	615,298

Stockholders' equity:
Common stock: $.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 120,585,158 and 114,486,632 at December 31, 2005 and 2004, respectively	152	144
Additional paid-in capital	1,168,166	1,123,065
Deferred stock compensation	(3,493)	(6,102)
Retained earnings	(253,174)	234,185
Accumulated other comprehensive income	16,896	4,813

Total stockholders' equity	928,547	1,356,105

Total liabilities and stockholders' equity	$1,538,938	$1,971,403

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE
RESULTS OF OPERATIONS
OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2005	2004	2003
		(restated)	(restated)
Net sales:
Unrelated party	$183,295	$100,808	$76,149
Related party	186,404	143,164	184,436
Intercompany	140,785	571,001	724,708

	510,484	814,973	985,293
Cost of net sales:
Unrelated party	170,932	67,578	34,635
Related party	106,147	91,409	79,518
Intercompany	124,372	449,199	646,016

Gross profit	109,033	206,787	225,124
Operating expenses:
Selling, general and administrative	134,236	103,706	57,666
Research and development	63,854	39,687	47,012
In-process research and development costs	660	1,400	10,686
Amortization of intangible assets	11,090	12,668	8,370
Restructuring charges	13,111	—	—
Asset impairment	105,874	—	—

Total operating expenses	328,825	157,461	123,734

Operating (loss) income	(219,792)	49,326	101,390
Interest income	4,559	12,349	2,709
Interest expense	(5,469)	(4,819)	(4,142)
Gain on extinguishment of subordinated notes	31,392	—	—
Other expense, net	(13,004)	(29,943)	(17,980)
Equity in net (loss) income of affiliated companies	(194,800)	14,125	144,001

(Loss) Income before income taxes	(397,114)	41,038	225,978
Income tax expense (benefit)	90,245	(28,786)	16,122

Net (loss) income	$(487,359)	$69,824	$209,856

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT

(In thousands)

	Years ended December 31,
	2005	2004	2003
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(487,359)	$69,824	$209,856
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	29,497	34,219	25,235
Loss on sale of assets	147	1,672	620
Long-lived asset impairment	105,874	—	—
Non-cash restructuring charges	7,948	—	—
In-process research and development costs	660	1,400	10,686
(Gain)/Loss on sale of investment	(48,076)	—	—
Provision for inventory reserve	10,173	8,640	2,328
Gain on extinguishment of debt	(31,392)	—	—
Deferred income taxes	37,966	(11,725)	4,471
Equity in (net income) loss of affiliated companies	147,131	(11,834)	(144,856)
Other	(610)	5,546	6,792
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	37,308	(242,980)	(287,322)
Inventories	(2,329)	(18,960)	(2,742)
Deferred costs/Inventories at customer sites under contracts	7,747	(43,361)	(25,126)
Other current and non-current assets	26,179	(34,480)	(18,898)
Accounts payable	(36,291)	27,146	(56,332)
Income taxes payable	(13,391)	20,109	9,265
Customer advances	20,026	22,835	19,818
Deferred revenue	13,688	(10,208)	13,611
Other current liabilities	148,950	3,085	10,637

Net cash provided by (used in) operating activities	(26,154)	(179,072)	(221,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(9,092)	(13,710)	(29,745)
Investment in affiliates, net of cash acquired	(3,795)	(57,150)	(8,920)
Acquisition of business, net of cash acquired	(5,356)	(33,185)	(111,720)
Purchase of intangible assets	(750)	(4,158)	(2,340)
Issuance of note receivable to related party	—	—	(10,071)
Change in restricted cash	(18,473)	(12,459)	(10,682)
Purchase of short-term investments	(14,132)	(55,379)	(10,775)
Sales of short-term investments	89,770	61,086	93,246

Net cash provided by (used in) investing activities	38,172	(114,955)	(91,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	6,952	25,736	58,878
Repurchase of stock	—	(107,569)	(139,609)
Payments from borrowing, net	—	—	391,431
Proceeds from equity offering	—	474,554	—
Settement (Purchase) of convertible bond hedge and call option	1,445	—	(43,792)
Cash paid to extinguish debt	(57,136)	—	—
Other	—	—	283

Net cash provided by (used in) financing activities	(48,739)	392,721	267,191

Net increase (decrease) in cash and cash equivalents	(36,721)	98,694	(45,773)

Cash and cash equivalents at beginning of period	169,924	71,230	117,003
Cash and cash equivalents at end of period	$133,203	$169,924	$71,230

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, inter-company transactions have not been eliminated. Inventory balances at December 31, 2005 and 2004 include intercompany profit of $1.9 million and $9.9 million, respectively. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended December 31, 2005. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

        The Company has restated its previously issued condensed financial statements for the years ended December 31, 2004 and 2003. The registrant balance sheet as of December 31, 2004 and condensed information as to the results of operations and cash flows of the registrant for the years ended December 31, 2004 and 2003 have been restated from amounts previously reported. For reasons to the restatement, see Note 2 to the Consolidated Financial Statements.

        The following tables summarize the impact of all restatement adjustments on previously issued condensed information as to the results of operations of the registrant for the years ended December 31, 2004 and 2003:

	Year Ended December 31, 2004
	As Previously Reported	Total Adjustments	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$120,010	$(19,202)	$100,808
Related party	143,164	—	143,164
Intercompany	571,001	—	571,001

	834,175	(19,202)	814,973
Cost of sales
Unrelated party	81,961	(14,383)	67,578
Related party	91,409	—	91,409
Intercompany	449,199	—	449,199

Gross profit	211,606	(4,819)	206,787

Operating expenses:
Selling, general and administrative	103,706	—	103,706
Research and development	39,687	—	39,687
In-process research and development	1,400	—	1,400
Amortization of intangible assets	12,668	—	12,668

Total operating expenses	157,461	—	157,461

Operating income	54,145	(4,819)	49,326
Interest income	12,349	—	12,349
Interest expense	(4,819)	—	(4,819)
Other expense, net	(29,943)	—	(29,943)
Equity in income (loss) of affiliated companies	14,950	(825)	14,125

Income before income taxes	46,682	(5,644)	41,038
Income tax benefit	(26,733)	(2,053)	(28,786)

Net income	$73,415	$(3,591)	$69,824

	Year Ended December 31, 2003
	As Previously Reported	Total Adjustments	As Restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$100,115	$(23,966)	$76,149
Related party	184,436	—	184,436
Intercompany	724,708	—	724,708

	1,009,259	(23,966)	985,293
Cost of sales
Unrelated party	50,157	(15,522)	34,635
Related party	79,518	—	79,518
Intercompany	646,016	—	646,016

Gross profit	233,568	(8,444)	225,124

Operating expenses:
Selling, general and administrative	57,666	—	57,666
Research and development	46,588	424	47,012
In-process research and development	10,686	—	10,686
Amortization of intangible assets	8,370	—	8,370

Total operating expenses	123,310	424	123,734

Operating income	110,258	(8,868)	101,390
Interest income	2,709	—	2,709
Interest expense	(4,142)	—	(4,142)
Other expense, net	(18,404)	424	(17,980)
Equity in income (loss) of affiliated companies	144,520	(519)	144,001

Income before income taxes	234,941	(8,963)	225,978
Income tax expense	19,409	(3,287)	16,122

Net income	$215,532	$(5,676)	$209,856

        The following table presents the impact of the restatement adjustments on the previously issued registrant balance sheet as of December 31, 2004:

	As of December 31, 2004
	As Previously Reported	Total Adjustments	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$169,924	$—	$169,924
Short-term investments	8,342	—	8,342
Accounts receivables—unrelated party	20,537	(2,844)	17,693
Accounts receivables—related party	84,754	—	84,754
Accounts receivables—intercompany	666,228	—	666,228
Inventories	27,723	—	27,723
Deferred costs/Inventories at customer sites under contracts	66,878	29,905	96,783
Prepaids	55,146	—	55,146
Restricted cash and short-term investments	32,920	—	32,920
Deferred tax assets	13,109	323	13,432
Other current assets	4,832	—	4,832

Total current assets	1,150,393	27,384	1,177,777
Property, plant and equipment, net	27,237	—	27,237
Notes receivable	9,630	—	9,630
Investment in affiliated companies	554,364	3,435	557,799
Goodwill	105,234	—	105,234
Intangible assets, net	52,625	—	52,625
Deferred tax assets	12,100	5,017	17,117
Other long-term assets	23,984	—	23,984

Total assets	$1,935,567	$35,836	$1,971,403

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable—unrelated party	$83,398	$—	$83,398
Accounts payable—intercompany	1,221	—	1,221
Income taxes payable	13,391	—	13,391
Customer advances	19,890	40,259	60,149
Deferred revenue	14,841	65	14,906
Other	38,389	1,344	39,733

Total current liabilities	171,130	41,668	212,798
Convertible subordinated notes	402,500	—	402,500

Total liabilities	573,630	41,668	615,298

Stockholders' equity:
Common stock	144	—	144
Additional paid-in capital	1,123,065	—	1,123,065
Deferred stock compensation	(6,102)	—	(6,102)
Retained earnings	243,652	(9,467)	234,185
Accumulated other comprehensive income	1,178	3,635	4,813

Total stockholders' equity	1,361,937	(5,832)	1,356,105

Total liabilities and stockholders' equity	$1,935,567	$35,836	$1,971,403

NOTE 3—LONG TERM OBLIGATIONS

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

        In 2005, UTStarcom Inc. entered into agreements to exchange a total of 4,988,100 common shares of UTStarcom Inc. with a fair value of approximately $37.6 million and approximately $57.1 million in cash for $127.9 million aggregate principal amount of its outstanding convertible notes with five of its note holders. These exchanges are considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the convertible notes. Accordingly, UTStarcom Inc. recorded a gain, net of write-off of unamortized issuance expenses, of $31.4 million for the year ended December 31, 2005 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, "Early Extinguishment of Debt."

SCHEDULE II

UTSTARCOM, INC.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2005, 2004, and 2003

Description	Balance at beginning of the period	Charged to costs and expenses	Charged to other accounts		Deductions	Balance at end of the period
Year ended December 31, 2005
Deferred cost reserve	$23,675	$12,868	$—		$13,286	$23,257
Allowance for doubtful accounts	$51,207	$18,210	$—		$1,623	$67,794
Accrued product warranty costs	$46,596	$70,583	$—		$40,460	$76,719
Tax valuation allowance	$4,900	$218,095	$1,683	(1)	$—	$224,678
Year ended December 31, 2004 (restated)
Deferred cost reserve	$7,608	$18,277	$—		$2,210	$23,675
Allowance for doubtful accounts	$31,172	$21,284	$—		$1,249	$51,207
Accrued product warranty costs	$26,267	$53,777	$6,964	(2)	$40,412	$46,596
Tax valuation allowance	$328	$4,572	$—		$—	$4,900
Year ended December 31, 2003 (restated)
Deferred cost reserve	$14,453	$—	$—		$6,845	$7,608
Allowance for doubtful accounts	$26,250	$5,025	$—		$103	$31,172
Accrued product warranty costs	$13,297	$36,523	$1,381	(2)	$24,934	$26,267
Tax valuation allowance	$4,964	$—	$—		$4,636	$328

(1)
Charged against cumulative translation adjustment

(2)
Obligations assumed upon acquisition.

QuickLinks

UTSTARCOM, INC. TABLE OF CONTENTS
ADDITIONAL INFORMATION
EXPLANATORY NOTE
PART I
FACTORS AFFECTING FUTURE OPERATING RESULTS RISKS RELATED TO OUR COMPANY
PART II
FORWARD-LOOKING STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
UTSTARCOM, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
UTSTARCOM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
Consolidated Balance Sheets
Consolidated Balance Sheets
PART III
Summary Compensation Table
Option Grants in Last Fiscal Year
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
PART IV
SIGNATURES
POWER OF ATTORNEY
UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS) REGISTRANT BALANCE SHEETS (in thousands, except share and per share data)
UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS) CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT (in thousands)
UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS) CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT (In thousands)
UTSTARCOM, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS
UTSTARCOM, INC. Valuation and Qualifying Accounts and Reserves For the Years Ended December 31, 2005, 2004, and 2003