Form 10-Q
period 2006-03-31
UTSTARCOM INC
filed 2006-06-22
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of May 23, 2006 there were 121,089,996 shares of the registrant's common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$673,625	$645,571
Short-term investments	10,852	13,266
Accounts receivable, net of allowances for doubtful accounts of $68,837 and $67,789 at March 31, 2006 and December 31, 2005, respectively	405,938	453,671
Accounts receivable, related parties, net of allowances for doubtful accounts of $28 and $5 at March 31, 2006 and December 31, 2005, respectively	89,050	69,293
Notes receivable	7,659	2,065
Inventories	424,028	425,955
Deferred costs/Inventories at customer sites under contracts	246,678	239,876
Prepaids	66,598	61,795
Short-term restricted cash and investments	69,078	53,680
Other current assets	36,677	37,267

Total current assets	2,030,183	2,002,439
Property, plant and equipment, net	221,003	233,403
Long-term investments	25,643	26,023
Goodwill	3,063	3,063
Intangible assets, net	70,389	75,313
Other long-term assets	25,235	25,811

Total assets	$2,375,516	$2,366,052

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$339,865	$320,677
Short-term debt	172,141	198,826
Income taxes payable	31,708	33,608
Customer advances	265,359	221,301
Deferred revenue	86,681	69,030
Other current liabilities	243,888	289,867

Total current liabilities	1,139,642	1,133,309
Long-term debt	274,900	274,900
Other long-term liabilities	30,943	20,958

Total liabilities	1,445,485	1,429,167
Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	7,852	8,338

Stockholders' equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 120,607,118 and 120,585,158 at March 31, 2006 and December 31, 2005, respectively	152	152
Additional paid-in capital	1,166,519	1,168,166
Deferred stock compensation	—	(3,493)
Accumulated deficit	(263,809)	(253,174)
Accumulated other comprehensive income	19,317	16,896

Total stockholders' equity	922,179	928,547

Total liabilities, minority interest and stockholders' equity	$2,375,516	$2,366,052

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended March 31,
	2006	2005
		as restated
Net sales
Unrelated party	$560,361	$603,931
Related party	36,210	297,953

	596,571	901,884
Cost of net sales
Unrelated party	459,381	536,952
Related party	14,736	127,508

Gross profit	122,454	237,424

Operating expenses:
Selling, general and administrative	83,172	109,011
Research and development	46,309	66,260
Amortization of intangible assets	4,925	6,972

Total operating expenses	134,406	182,243

Operating (loss) income	(11,952)	55,181

Interest income	3,532	1,349
Interest expense	(3,500)	(4,278)
Other income (expense), net	3,568	(6,847)

(Loss) income before income taxes, minority interest and equity in loss of affiliated companies	(8,352)	45,405
Income tax expense	2,839	7,680
Minority interest in consolidated subsidiaries	556	(222)
Equity in loss of affiliated companies	—	(459)

Net (loss) income	$(10,635)	$37,044

(Loss) earnings per share—Basic	$(0.09)	$0.32
(Loss) earnings per share—Diluted	$(0.09)	$0.29
Weighted average shares used in per-share calculation:
—Basic	120,600	114,523

—Diluted	120,600	132,949

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2006	2005
		as restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,635)	$37,044
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,476	25,897
Loss on sale and disposal of assets	4,708	1,278
Stock compensation expense	4,159	575
Reversal of stock compensation due to terminations	(2,390)	—
Provision for doubtful accounts	892	17,548
Provision for inventory reserve	795	15,160
Other	(578)	1,769
Changes in operating assets and liabilities, net of of acquisitions:
Accounts receivable	28,787	(120,621)
Inventories	(4,337)	(15,724)
Deferred costs/Inventories at customer sites under contracts	(810)	3,533
Other current and non-current assets	(6,771)	49,621
Accounts payable	18,077	33,429
Income taxes payable	(2,020)	(32,015)
Customer advances	43,097	(223,720)
Deferred revenue	14,207	28,016
Other current liabilities	(50,985)	(4,667)

Net cash provided by (used in) operating activities	53,672	(182,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,162)	(28,313)
Purchase of business, net of cash acquired	—	(18,449)
Sale of business	19,965	—
Change in restricted cash and investments	(17,037)	5,796
Purchase of short-term investments	(10,819)	(101,194)
Proceeds from sale of short-term investments	13,309	221,253
Other	499	(18)

Net cash provided by investing activities	2,755	79,075

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	62,370	146,000
Payments on borrowings	(89,948)	(230,000)
Other	(3,184)	667

Net cash used in financing activities	(30,762)	(83,333)
Effect of exchange rate changes on cash and cash equivalents	2,389	(2,683)

Net increase (decrease) in cash and cash equivalents	28,054	(189,818)
Cash and cash equivalents at beginning of period	645,571	562,532

Cash and cash equivalents at end of period	$673,625	$372,714

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$2,511	$5,104
Income taxes	$3,801	$1,489
Non-cash operating activity
Accounts receivable transferred to notes receivable	$8,977	$9,394

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION:

        The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (the "Company") and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements.

        The accompanying financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 2005 financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

2.     RESTATEMENT OF FINANCIAL STATEMENTS

        The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2004 and 2003. Accordingly, the consolidated balance sheets at December 31, 2004 and 2003, and consolidated statements of operations, stockholders' equity and cash flows for the years then ended were restated from amounts previously reported, and are included in the Form 10-K for the year ended December 31, 2005. In addition, the unaudited quarterly condensed consolidated financial statements for the interim reporting periods during the years ended December 31, 2005, 2004 and 2003 are also restated and, are included in the "Quarterly Financial Data (unaudited)" in the Form 10-K for the year ended December 31, 2005, following the Notes to the Consolidated Financial Statements therein.

        The restatement follows completion of an investigation by independent legal counsel with the assistance of forensic accountants that was ordered by and under the direction of the Audit Committee of the Company's Board of Directors. The genesis for this independent investigation was the discovery, in December 2005, of two previously unknown side letter agreements provided to a customer in India in 2004 and 2005. The side letter agreements obligated the Company to deliver a variety of software bug fixes, features, updates and upgrades for no additional consideration, and, contrary to Company policy, these side letter agreements were withheld from the Company's financial management and the Company's independent registered public accounting firm. Therefore, neither management nor the Company's independent registered public accounting firm was able to properly evaluate their effect on the recognition of revenue under contracts with this customer.

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

        The restatement consists primarily of adjustments for errors in the timing of when revenues, cost and expenses should have been recognized in accordance with generally accepted accounting principles. It resulted in no change to the reported cash balances at the end of the restatement period or as of December 31, 2005. Revenues, contract costs and profits deferred at the end of the restatement period will be recognized in the Company's consolidated statements of operations of future periods when conditions that permit revenue recognition in accordance with generally accepted accounting principles are met.

        The following table summarizes the impact of the restatement adjustments on the consolidated statement of operations for the three months ended March 31, 2005:

	Three months ended March 31, 2005
	As previously reported	Total adjustments	As restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$606,160	$(2,229)	$603,931
Related party	295,635	2,318	297,953

	901,795	89	901,884
Cost of net sales
Unrelated party	537,638	(686)	536,952
Related party	125,968	1,540	127,508

Gross profit	238,189	(765)	237,424

Operating expenses:
Selling, general and administrative	108,210	801	109,011
Research and development	66,660	(400)	66,260
Amortization of intangible assets	6,972	—	6,972

Total operating expenses	181,842	401	182,243

Operating income	56,347	(1,166)	55,181
Interest income	1,349	—	1,349
Interest expense	(4,278)	—	(4,278)
Other expense, net	(6,847)	—	(6,847)
Income before income taxes, minority interest and equity in loss of affiliated companies	46,571	(1,166)	45,405
Income tax expense	7,884	(204)	7,680
Minority interest in earnings of consolidated subsidiaries	(222)	—	(222)
Equity in loss of affiliated companies	(459)	—	(459)

Net income	$38,006	$(962)	$37,044

Earnings per share—Basic	$0.33	$(0.01)	$0.32
Earnings per share—Diluted	$0.29	—	$0.29

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2 ("Software

Revenue Recognition,") as amended, and EITF No. 03-05 ("Applicability of SOP 97-2 to non-software deliverables containing more than incidental software.") The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE"). VSOE of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract revenue is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred and recognized when delivery of all elements occurs or when VSOE can be established.

        The Company recognizes revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, principally related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all periods present.

        The Company also sells products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." In most cases, the Company has developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

        The Company has sales agreements with certain wireless customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to such customers or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. The Company estimates the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions and the records its estimate of the rebate amount at the time of the sale. The Company also enters into sales incentive programs, such as co-marketing arrangements, with certain wireless and handset customers. The Company records the incurred incentive as a reduction of revenue when the sales revenue is recognized.

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

4.     STOCK-BASED COMPENSATION:

Stock Option Plans

The 1997 Stock Plan:

        On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the Company's 1997 Stock Plan. Under the 1997 plan, officers, employees and consultants are eligible to receive options to purchase shares of common stock and stock purchase rights. In December 1999, the Board of Directors amended the 1997 plan, which the Company's stockholders approved in February 2000. As of March 31, 2006, the Company was authorized to issue up to 34,636,391 shares subject to options under the plan. During the term of the 1997 plan, the number of shares issuable under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 6,000,000 shares, or 4% of the outstanding shares of common stock on that date, or a lesser amount determined by the Board. The plan terminates in January 2007, but may be terminated earlier by the Board of Directors. As of March 31, 2006, there were options to purchase 21,500,115 shares of common stock outstanding under the 1997 plan. The Compensation Committee administers the 1997 plan.

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

The shares of stock subject to the right of repurchase lapse over time. There were 50,000 stock purchase rights granted during the three months ended March 31, 2006 with a fair value of $0.4 million and a four year vesting term to employees.

2001 Director Option Plan:

        On March 2, 2001, the Board of Directors adopted, and in May 2001, the Company's stockholders approved, the Company's 2001 Director Option Plan. Under the 2001 Director Option Plan, those directors who are not employees of the Company ("Outside Directors") are eligible to receive options to purchase shares of common stock. As of March 31, 2006, Directors Horner, Lenzmeier, Clarke and Toy were Outside Directors. All grants of options to Outside Directors are automatic and nondiscretionary. In July 2001, the Board of Directors amended the 2001 Director Option Plan. As of March 31, 2006, the Company was authorized to issue up to 1,200,000 shares pursuant to options under the 2001 Director Option Plan. The plan terminates in May 2011, but may be terminated earlier by the Board of Directors. As of March 31, 2006, there were options to purchase 360,000 shares of common stock outstanding under the 2001 Director Option Plan. The Compensation Committee administers the 2001 Director Plan. On April 27, 2006, the Board of Directors suspended until further action all future grants of stock options to our Outside Directors under the 2001 Director Option Plan.

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

The 2003 Non-Statutory Stock Option Plan:

        On April 15, 2003, the Board of Directors adopted the Company's 2003 Non-Statutory Stock Option Plan. Under the 2003 plan, directors, officers, employees and consultants of the Company are eligible to be granted options to purchase shares of the Company's common stock. Only non-statutory stock options, which do not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, may be granted under the 2003 plan. As of March 31, 2006, the Company was authorized to issue up to 1,500,000 shares pursuant to options granted under the 2003 plan, subject to adjustment in certain instances (including stock splits, stock dividends, business combinations or other changes in capitalization). As of March 31, 2006, options to purchase 970,535 shares of common stock were outstanding under the 2003 plan.

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

        A summary of activity under the Plans follows:

	Number of options	Weighted average exercise price	Shares available for grant
Options outstanding, December 31, 2005	19,908,010	$18.34	6,495,767
Options authorized in 2006	—	—	400,000
Options granted	4,689,373	6.27	(4,689,373)
Options exercised	(21,960)	3.66	—
Options forfeited or expired	(1,726,939)	20.55	1,726,939

Options outstanding, March 31, 2006	22,848,484	$15.71	3,933,333

  Stock Award Activity

        During the three months ended March 31, 2006, the Company granted restricted stock awards to its employees under the 1997 Stock Option Plan. Such awards generally vest over a period of four years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. The grant of restricted stock awards is deducted from the shares available for grant under the Company's stock option plan. Restricted stock activity under the Company's stock option plans for the three months ended March 31, 2006 is summarized below (in thousands, except per share amounts):

	Resticted stock outstanding	Weighted average grant date fair value
	(in thousands)
Balance at December 31, 2005	137,709	$8.12
Restricted stock granted	50,000	8.33
Restricted stock forfeited	—	—
Restricted stock vested	(11,980)	8.19

Balance at March 31, 2006	175,729	$8.17

        Information regarding the stock options outstanding at March 31, 2006 is summarized below:

	Options Outstanding				Options Exercisable
Range of exercise price	Outstanding at March 31, 2006	Weighted average exercise price	Intrinsic value	Weighted average remaining contractual life	Exercisable at March 31, 2006	Weighted average exercise price	Intrinsic value
			(in thousands)	(in years)			(in thousands)
$ 0.06 - $ 0.07	28,321	$0.06	$176	2.7	28,321	$0.06	$176
0.25 - 0.25	16,781	0.25	$101	2.5	16,781	0.25	$101
1.57 - 2.28	169,474	2.23	$688	1.8	169,474	2.23	$688
2.50 - 3.65	121,585	3.47	$343	3.0	121,585	3.47	$343
4.00 - 5.99	651,574	4.66	$1,062	4.0	575,774	4.49	$1,036
6.06 - 8.87	7,451,945	6.63	—	9.8	58,332	7.98	—
9.38 - 13.61	2,923,326	11.45	—	7.0	1,199,988	11.86	—
14.23 - 21.32	5,609,059	18.17	—	6.0	4,720,409	18.26	—
21.53 - 32.05	4,617,869	26.58	—	6.9	4,557,385	26.64	—
32.65 - 45.21	1,258,550	37.72	—	6.9	1,258,550	37.72	—

$ 0.06 - $45.21	22,848,484	$15.71	$2,371	7.5	12,706,599	$21.50	$2,345

Options exercisable and expected to vest March 31, 2006	20,700,727	$15.71	$2,148

The intrinsic value is calculated as the difference between the market value as reported by NASDAQ on March 31, 2006 and the exercise price of the in-the-money shares. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $0.1 million and the amount of cash received for the exercise of options was $0.1 million.

2000 Employee Stock Purchase Plan:

        In February 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan. The purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

        The Company has reserved 1,914,934 shares of common stock for sale under the stock purchase plan at March 31, 2006. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 2.0 million shares, or 2% of the outstanding shares of the Company's common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan will be administered by the Board or a committee appointed by the Board.

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

Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan ("employee stock purchases") based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for

the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 was recognized using the straight-line single-option method, and the Company will continue to use the straight-line single-option method for all share-based payment awards granted subsequent to December 31, 2005. The stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

        The Company has used the Black-Scholes option-pricing model ("Black-Scholes model") method of valuation for share-based awards granted on or prior to December 31, 2005, and has continued to use the Black-Scholes model for subsequent share-based payment awards. The Company's determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company uses historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility. The Company estimates an expected term of options granted based upon the Company's historical exercise and cancellation data for vested options. In addition, separate groups of employees that have similar exercise behavior are considered separately. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The Company bases the risk-free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

        Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has not yet chosen a transition method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and

Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

        The assumptions used to value option grants for the quarters ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005
		as restated
Expected remaining term in years	4.00	4.00
Weighted average risk-free interest rate	4.64%	3.52%
Volatility	56.98%	55.90%

        The assumptions used to value employee stock purchase plan shares for the quarters ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,
	2006	2005
		as restated
Expected remaining term in years	1.50	3.00
Weighted average risk-free interest rate	4.64%	3.52%
Volatility	61.00%	55.90%

        At March 31, 2006, there was $27.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the 3 months ended March 31, 2006 was $3.04 per share.

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The total stock-based compensation cost recognized in income for the three month period ended March 31, 2006 was as follows:

Three months ended March 31, 2006
(in thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$3,175
Employee stock purchase plan	367
Restricted stock	617
Tax effect	—

Total	$4,159

EPS effect:
Basic	$0.03
Diluted	$0.03

        Adopting SFAS 123(R) increased pre-tax loss by $3.5 million.

Prior to the adoption of SFAS 123(R)

        Prior to the adoption of SFAS 123(R), the Company applied APB 25 and related interpretations to account for employee stock-based compensation. As such, compensation expense was recorded only if on the date of the grant, the current fair value of the underlying stock exceeded the exercise price of the stock option. The Company recorded deferred compensation in connection with stock options granted, as well as stock options issued in acquisitions, with exercise prices less than the fair market value of common stock on the date of the grant. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on the grant date. The Company also recorded deferred compensation in connection with the restricted stock units granted, the amount of which equaled the fair market value of common stock on the date of the grant. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the vesting periods. In accordance with SFAS 123(R), all deferred compensation, totaling $3.5 million that had previously been recorded, has been eliminated with a corresponding reduction in additional paid-in capital. In accordance with SFAS 123, Company provided pro forma information to illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock-based employee compensation.

        The pro forma information required under SFAS 123 for the three months ended March 31, 2005 was as follows:

Three months ended March 31, 2005
as restated (in thousands, except per share data)
Basic
Net income (loss):
As reported	$37,044
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	409
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(6,278)

Pro forma net income (loss)	$31,175

Basic income (loss) per share:
As reported	0.32
Pro forma	0.28
Diluted
Net income (loss):
As reported	$37,044
Effect of dilutive securities 7/8% Convertible subordinated notes	951
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	409
Deduct: Total compensation expense determined under fair value method for all awards, net of related tax effects	(6,278)

Pro forma net income (loss)	$32,126

Diluted income (loss) per share:
As reported	$0.29
Pro forma	$0.25

5.     (LOSS) EARNINGS PER SHARE:

        Basic (loss) earnings per share is computed by dividing net income available to holders of common stock by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted (loss) earnings per share is determined by adjusting net (loss) income as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of employee stock options, a written call option, warrants, convertible subordinated notes and unvested acquisition-related stock options.

        The following is a summary of the calculation of basic and diluted (loss) earnings per share:

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands except per share data)
Numerator:
Net (loss) income for basic EPS computation	$(10,635)	$37,044
Effect of dilutive securities—7/8% convertible subordinated notes	—	951

Net (loss) income adjusted for dilutive securities	$(10,635)	$37,995

Denominator:
Shares used to compute basic EPS	120,600	114,523
Dilutive common stock equivalent shares:
Stock options	—	1,157
Written call option	—	—
Conversion of convertible subordinated notes	—	16,919
Warrants	—	—
Unvested acquisition-related stock	—	350

Shares used to compute diluted EPS	120,600	132,949

(Loss) Earnings per share—basic	$(0.09)	$0.32

(Loss) Earnings per share—diluted	$(0.09)	$0.29

        Potentially dilutive shares are excluded from the computations of diluted net loss per share for the three months ended March 31, 2006 as the effect would be anti-dilutive. These shares totaled 22.8 million with a weighted average exercise price of $15.71 per share. Certain potential shares related to employee stock options outstanding during the three months ended March 31, 2005 were excluded in the diluted per share computations, since their exercise prices were greater than the average market price of the Company's common stock during the period and, accordingly, their effect is anti-dilutive under the treasury stock method. For the three months ended March 31, 2005, these shares totaled 15.4 million shares with a weighted average exercise price of $24.09 per share.

        At March 31, 2006, the Company's 7/8% convertible subordinated notes outstanding were ineligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver 42.0345 shares of common stock, if the Company's closing stock price exceeds $26.17 as of the last trading day of the immediately preceding fiscal quarter. At December 31, 2005, the closing price of the Company's common stock was below $26.17. In September 2004, the EITF reached a consensus related to EITF No. 04-8 "The Effect of Contingently

Convertible Debt on Diluted Earnings per Share." The consensus requires contingently convertible debt instruments with a market price trigger to be treated the same as traditional convertible debt instruments for purposes of computed earnings per share using the "if converted" method for all periods presented for which the effect would be anti-dilutive. The EITF pronouncement is effective and conversion is assumed in this diluted EPS computation.

        The Company entered into convertible bond hedge and call option transactions to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008. Using the treasury stock method, under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), during periods when the average price of the Company's stock is above the specified strike prices of the bond hedge and call option transactions, the effect to the diluted earnings per share calculation would be a decrease to the denominator for the bond hedge transaction, and an increase to the denominator for the call option transaction. However, only the potential dilutive effect with respect to the call option transaction is included in the Company's diluted earnings per share calculations. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

        During the three months ended March 31, 2006 and March 31, 2005, the average price of the Company's stock was below the specified strike prices of both the convertible bond hedge and call option transactions and, therefore, there was no dilutive effect.

6.     COMPREHENSIVE (LOSS) INCOME:

        The reconciliation of net (loss) income to comprehensive (loss) income for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands)
Net (loss)income	$(10,635)	$37,044
Unrealized gain on investments	521	—
Foreign currency translation	1,900	(475)

Total comprehensive (loss) income	$(8,214)	$36,569

7.     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

        Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at March 31, 2006 or December 31, 2005. Short-term investments, consisting entirely of available-for-sale securities, were $10.9 million and $13.3 million at March 31, 2006 and December 31, 2005, respectively. These available-for-sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive other income. Realized gains and losses are reported in earnings.

        The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes sold during the three months ended March 31, 2006. Bank notes totaling $56.9 million were sold during the three months ended March 31, 2005. The cost of settling these notes receivable was $0.5 million for the three months ended March 31, 2005.

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

8.     RESTRICTED CASH AND INVESTMENTS:

        At March 31, 2006 the Company had short-term restricted cash and investments of $69.1 million and long-term restricted cash of $2.0 million. At December 31, 2005 the Company had short-term restricted cash and investments of $53.7 million, and long-term restricted cash of $0.3 million. These amounts are primarily comprised of restricted cash held to collateralize commercial and standby letters of credit.

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

9.     ACCOUNTS AND NOTES RECEIVABLE:

        The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable available for sale were $7.7 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Any notes that have been sold are not included in the Company's consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities," has been met. There were no notes receivable sold during the three months ended March 31, 2006 and 2005.

        In August 2005, the Company entered into a Committed Receivables Purchase Agreement ("Agreement") with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement. The Agreement contains provisions customary in transactions of this nature including certain commitment fees. During the three months ended March 31, 2006, no receivables had been sold pursuant to provisions of the Agreement, and the Company recorded commitment fees of $0.1 million.

10.   INVENTORIES

        As of March 31, 2006 and December 31, 2005, total inventories consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Inventories:
Raw materials	$69,828	$70,608
Work-in-process	45,471	27,582
Finished goods	252,287	270,374
Inventories at customer sites without contracts	56,442	57,391

Total Inventories	$424,028	$425,955

11.   SALE OF BUSINESS

Marvell Technology Group Ltd.

        In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. ("Marvell"). The Company received $20.0 million in cash and an additional $4.0 million in cash was paid by Marvell to an escrow account and will be received by the Company in August 2007 in the absence of a material breach of the original contractual terms. The Company may also receive an additional $16.0 million from Marvell if certain defined milestones are achieved before September 30, 2006.

        The assets sold include the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors. The net book value of assets sold was $2.9 million, and the Company incurred transaction costs of approximately $0.6 million.

        In connection with the sale of assets, the Company has entered into a supply agreement with Marvell. Pursuant to the supply agreement, the Company has agreed to purchase chipsets supplied by Marvell for a period of five years. These chipsets will be included in certain handset products designed and manufactured by the Company. The purchase quantities will be proportionate to the total number of handsets produced by the company.

        As of March 31, 2006, the $4.0 million in cash held in escrow has been recorded in other assets. The net proceeds received of $23.4 million was allocated between the assets sold and the supply agreement, in the amounts of $2.9 million and $20.5 million, respectively. The value allocated to the supply agreement is included in other current and long-term liabilities, and will be amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of March 31, 2006, approximately $0.3 million has been amortized against Cost of Sales.

        The Company considered whether or not the sale of the semiconductor design business constituted a discontinued operation, as defined by Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Due to the Company's continuing involvement with the disposed business, as it has committed to purchase product from Marvell and assist in the development of future products, the requirements for presentation as a discontinued operation have not been met.

12.   GOODWILL AND INTANGIBLE ASSETS:

        As of March 31, 2006 and December 31, 2005, goodwill was $3.1 million, of which the entire amount was allocated to the service operating segment. As of March 31, 2006 and December 31, 2005, intangible assets consisted of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Intangible assets:
Existing technology	$39,530	$39,530
Less accumulated amortization	(23,311)	(21,702)

	$16,219	$17,828

Customer relationships	$57,220	$57,220
Less accumulated amortization	(13,682)	(12,037)

	$43,538	$45,183

Supplier relationships	$5,300	$5,300
Less accumulated amortization	(3,754)	(3,092)

	$1,546	$2,208

Trade names	$4,940	$4,940
Less accumulated amortization	(2,829)	(2,496)

	$2,111	$2,444

Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(3,825)	(3,150)

	$6,975	$7,650

Total intangible assets	$70,389	$75,313

        Amortization expense was $4.9 million and $7.0 million for the three months ended March 31, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangibles for each of the five years from the year ended December 31, 2007 through the year ended December 31, 2011 is $16.0 million, $12.7 million, $6.9 million, $5.1 million, $5.1 million and $10.6 million thereafter.

        The weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

Weighted average life
(in years)
Technology	3.0
Customer relationships	6.1
Supplier relationships	0.8
Trade names	1.8
Non-compete	2.8

Total	3.6

13.   LONG-TERM INVESTMENT:

	March 31, 2006	December 31, 2005
	(in thousands)
Cellon International	$8,000	$8,000
Restructuring Fund No. 1	829	1,538
Global Asia Partners L.P.	1,700	1,700
Fiberxon Inc.	3,000	3,000
Immenstar	2,000	2,000
Matsushita Joint Venture	468	465
GCT SemiConductor	3,000	3,000
Xalted Networks	3,302	3,000
Infinera	1,902	1,902
Others	1,442	1,418

Total	$25,643	$26,023

Cellon International

        In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation ("Cellon"). Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. The Company invested an additional $3.0 million each in April and December 2002. In November 2005 the Company and Cellon entered into an agreement whereby the Company will receive additional shares of Cellon preferred stock in exchange for a contribution of fixed assets and the transfer of a workforce in place from the Company to Cellon. As of March 31, 2006, the Company had a 6.5% ownership interest in Cellon and upon completion of the transaction, assuming the conversion of all outstanding preferred stock into common, the percentage of the Company's ownership is approximately 11%. This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. On May 31, 2006, the Company completed this transaction with Cellon.

Restructuring Fund No. 1

        During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The total fund offering is expected to be between approximately $150 million and $225 million, with each investor contributing a minimum of $0.8 million. The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. The Company received a cash distribution of approximately $0.7 million during the three months ended March 31, 2006, and reduced the carrying value of the investment accordingly.

Xalted Networks

        In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks ("Xalted"). In March 2006 the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company has a 9%

ownership interest in Xalted and accounts for the investment under the cost method. As of March 31, 2006, the Company has not recorded any impairment of this investment.

14.   DEBT:

        The following represents the outstanding borrowings at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Bank loans	$172,141	$198,826
Other	300	300
Convertible subordinated notes	274,600	274,600

Total debt	$447,041	$473,726

Long-term debt	$274,900	$274,900

Short-term debt	$172,141	$198,826

        Occasionally, the Company issues short-term notes, payable to its vendors, in lieu of trade accounts payable. The payment terms are normally three to nine months and are typically non-interest bearing. At March 31, 2006, the Company had loans with various banks totaling $172.1 million with interest rates ranging from 4.70% to 5.22% per annum. These bank loans mature during 2006 and 2007, and are included in short-term debt. There are no significant covenants associated with these loans.

        On March 12, 2003, the Company completed an offering of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. During 2005, a portion of the notes was extinguished. As of March 31, 2006 and December 31, 2005, $274.6 million of these notes were outstanding. The notes bear interest at a rate of 7/8% per annum and are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company's common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance have been recorded in other long-term assets and are being amortized over the life of the notes.

        The Company has entered into a convertible bond hedge and call option transaction. The convertible bond hedge allows the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 11.5 million shares of the Company's common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008.

        The Company recorded these instruments at cost, and their carrying value at March 31, 2006 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        From March 15, 2006 until June 1, 2006, the Company was in technical non-compliance with loan covenants of the convertible subordinated notes due to the non-filing of the annual report on

Form 10-K for the year ended December 31, 2005. The Company is currently in compliance with all covenants.

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

        Warranty obligations are as follows:

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands)
Beginning of period	$76,719	$46,596
Accruals for warranties issued during the period	8,949	23,089
Settlements made during the period	(16,966)	(11,823)

Balance at end of period	$68,702	$57,862

        During the three months ended March 31, 2005, the Company incurred special warranty coverage for certain asynchronous digital subscriber line ("ADSL") equipment sold to Softbank during 2003 and 2004. Since the agreement to repair these parts exceed the Company's normal warranty terms, the Company has recorded an additional special warranty charge in the first quarter of 2005 of $9.5 million.

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

16.   COMMITMENTS AND CONTINGENCIES:

Leases:

        The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2011. The minimum future lease payments under the leases at March 31, 2006 were as follows:

(in thousands)
1 year	$15,527
2 year	10,865
3 year	7,177
4 year	5,303
5 year and after	1,448

Total minimum lease payments	$40,320

        Rent expense for the quarters ending March 31, 2006 and 2005 was $5.6 million and $5.6 million, respectively.

        In connection with the sale of assets to Marvell, the Company has entered into a supply agreement with Marvell. Pursuant to the supply agreement, the Company has agreed to purchase chipsets supplied by Marvell for a period of five years. These chipsets will be included in certain handset products designed and manufactured by the Company. The purchase quantities will be proportionate to the total number of handsets produced by the company.

Investment commitments:

        As of March 31, 2006, the Company had invested a total of $2.6 million in Global Asia Partners L.P.; a fund anticipated to grow to $10 million. The fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

        The Company has also entered into various earnout agreements related to certain acquisitions, which are subject to the completion of performance milestones.

Contractual obligations and commercial commitments:

        As of March 31, 2006 the Company's obligations under contractual obligations and commercial commitments are as follows:

	March 31, 2006 Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Bank loans	$172,441	$172,141	$300	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—
Interest payable on subordinated notes	$4,806	$2,403	$2,403	$—
Standby letters of credit	$98,287	$96,316	$1,971	$—
Purchase commitments	$676,083	$667,253	$8,830	$—

Bank loans

        At March 31, 2006, the Company had loans with various banks totaling $172.1 million with interest rates ranging from 4.70% to 5.22% per annum. These bank loans mature during 2006 and first quarter of 2007 and are included in short-term debt.

Convertible subordinated notes

        The Company's convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all the Company's present and future senior debt. The principal is due only at maturity of the notes.

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

Purchase commitments

        The Company is obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to its operations or financial condition. As of March 31, 2006 total open commitments under these purchase orders extending beyond one year were approximately $8.8 million. Additionally, the Company has agreed to purchase from Marvell certain chip-sets that will be included in the Company's PAS handsets, through 2011.

Intellectual property:

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

Governmental Investigations

        The Company has received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of the Company's financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005 the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of the Company's Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006, the Company became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. The Company, through its Audit Committee, authorized an independent investigation into these matters, and the Company has been in contact with the DOJ and SEC regarding the investigation. At this time, the Company cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be.

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

Starent Patent Infringement Litigation

        The Company has sued Starent Networks Corporation ("Starent") for patent infringement in the U.S. District Court for the Northern District of California. On March 22, 2004, the Company filed its Complaint. On June 3, 2004, the Company served its Complaint on Starent. On July 30, 2004, Starent filed and served its answer and counterclaims. On August 30, 2004, the Company served and filed its Amended Complaint. In the Company's Amended Complaint, the Company asserts that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent's ST-16 Intelligent Mobile Gateway. We seek, inter alia, compensatory damages and injunctive relief. Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004. In its answer and counterclaims, Starent denies the Company's allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. The Court held an initial case management conference on November 2, 2004. On February 17, 2005, the Company filed a motion for a preliminary injunction against Starent's use, sale, and offer for sale of products having the infringing feature. The Court held a hearing on the Company's motion on May 11, 2005 and denied the Company's motion on June 17, 2005. On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit and entered an order construing these claims on August 11, 2005. On September 20, 2005, Starent filed a motion for summary judgment of non-infringement and UTStarcom filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability. On October 4, 2005, Starent filed a motion to strike UTStarcom's final infringement contentions. On November 7, 2005, Starent's motion to strike was denied. Oral argument on UTStarcom's estoppel motion and Starent's non-infringement motion was held on November 8, 2005. On December 6, 2005, the Court granted Starent's motion for summary judgment of non-infringement. On December 12, 2005, the Court dismissed as moot Starent's counterclaims for declaratory relief based on invalidity or unenforceability of the asserted patent. On February 2, 2006, the Court entered judgment in favor of Starent. On March 2, 2006, UTStarcom filed a notice of appeal. The case is currently pending at the Federal Circuit. The parties have agreed to participate in the Feral Circuit's mediation program. Management believes that the mediation and/or the appeal will be successful. Nevertheless, the Company has indicated that it believes that an adverse judgment will not have a material adverse effect on the business, financial condition, or results of the Company's operations.

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

        Starent filed its answer and counterclaims on May 31, 2005, denying the Company's allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, the Company filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. Pursuant to the parties' stipulation, the Company withdrew its motion to strike and, on July 27, 2005, Starent filed an amended answer and counterclaims, which pleaded its inequitable conduct allegations with more specificity. UTStarcom filed its answer to the amended counterclaims on August 10, 2005. The litigation is in the preliminary stage and its outcome cannot be predicted. However, management believes that its claims are meritorious. Nevertheless, the Company has indicated that it believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the business, financial condition, or results of the Company's operations.

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

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a Complaint against the Company in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that the Company breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that it never intended to fulfill. The Telos Plaintiffs seek at least $19 million in damages, unspecified punitive damages and attorneys' fees. On December 28, 2005, the Telos Plaintiffs filed a First Amended Complaint, alleging substantially the same facts and seeking the same relief. On January 26, 2006, the Company filed a demurrer with respect Telos' three tort causes of action. On March 23, 2006, the Court sustained the Company's demurrer to all three tort causes of action and allowed Telos thirty days to amend its complaint. On April 12, 2006, Telos filed a Second Amended Complaint, alleging substantially the same facts and seeking the same relief as in the First Amended Complaint. The Company has answered the Second Amended Complaint, denying all of the material allegations therein. Discovery is underway, and no trial date has been set.

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

        An arbitrator has been selected by the LCIA. The arbitrator has ordered the determination of certain preliminary issues as to whether the claims made by Cell Communication are irrecoverable as a matter of English law. There was a hearing on May 26, 2006 in respect of these preliminary issues. On June 13, 2006, the arbitrator issued a partial award in which he addressed several issues. Among them, the arbitrator adopted the Company's position that liability in this matter is limited to the amount of the purchase price paid by Cell Communications. No date for the substantive hearing has been scheduled. The Company intends to deny all liability, and believes it has meritorious defenses.

Other

        The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

17.   SEGMENT REPORTING:

        The Company has organized its business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) Personal Communications Division ("PCD"), and (v) Service. Each operating unit represents its own reporting segment and each operating unit is responsible for its own worldwide production and sales management.

        Effective July 1, 2006, the Company intends to combine the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment, as that is the basis on which management will manage the business.

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

        Summarized below are the Company's segment sales revenue and gross profit for the three months ended March 31, 2006 and 2005, respectively.

	Three months ended March 31,
	2006		2005
			as restated
	(in thousands)
Sales by Segment
Broadband Infrastructure	$57,156	10%	$326,307	36%
Wireless Infrastructure	100,433	17%	109,437	12%
PCD	322,995	55%	315,552	35%
Handsets	99,019	16%	128,083	14%
Service	16,968	2%	22,505	3%

	$596,571	100%	$901,884	100%

	Three months ended March 31,
	2006	Gross Profit %	2005	Gross Profit %
			as restated
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$22,957	40%	$164,057	50%
Wireless Infrastructure	49,517	49%	29,670	27%
PCD	14,434	4%	13,692	4%
Handsets	31,599	32%	14,539	11%
Service	3,947	23%	15,466	69%

	$122,454	21%	$237,424	26%

        Assets by segment are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
Long-lived assets
Broadband Infrastructure	$44,967	$47,480
Wireless Infrastructure	83,032	87,673
PCD	1,387	1,512
Handsets	45,424	47,963
Service	46,193	48,775

	$221,003	$233,403

	March 31, 2006	December 31, 2005
	(in thousands)
Total assets
Broadband Infrastructure	$487,624	$471,783
Wireless Infrastructure	840,036	831,944
PCD	405,404	420,191
Handsets	552,097	546,788
Service	90,355	95,346

	$2,375,516	$2,366,052

        Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical areas are as follows:

	Three months ended March 31,
	2006	% of net sales	2005	% of net sales
			as restated
	(in thousands)
United States	$329,730	55%	$301,776	33%
China	194,434	33%	227,209	25%
Japan	47,660	8%	332,026	37%
Other	24,747	4%	40,873	5%

Total net sales	$596,571	100%	$901,884	100%

        Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)
U.S.	$13,527	$16,676
China	198,751	204,630
Other	8,725	12,097

Total long-lived assets	$221,003	$233,403

18.   RELATED PARTY TRANSACTIONS:

Softbank

        The Company recognized revenue of $36.1 million and $26.0 million during the quarters ended March 31, 2006 and 2005, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. ("Softbank"), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO! BB." The Company supports Softbank's fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network ("GEPON") product as well as its multi-service optical transport product ("NetRing™"). In addition, the Company supports Softbank's new internet protocol television ("IPTV"), through sales of its RollingStream™ product. Included in revenue for the three months ended March 31, 2006 is a fee of $17.0 million charged for the cancellation of orders for broadband products.

        Included in accounts receivable at March 31, 2006 and December 31, 2005 were $86.8 million and $69.3 million, respectively, related to these agreements. Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There were $13.1 million and $16.3 million included in long term deferred revenue with respect to these agreements at March 31, 2006 and December 31, 2005, respectively. Additionally, there were $8.7 million and $6.3 million included in current deferred revenue at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, there were $5.4 million and $5.4 million, respectively, included in customer advance related to Softbank agreements.

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

        The promotional services discussed above involved contracting with third party promotional vendors, who in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, the Company determined that it would end its involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, the Company either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of the Company's obligations with JT under such agreements, satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $205.4 million, was reported in the quarter ended March 31, 2005.

        The Company also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities. The revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005. During the three months ended March 31, 2006 and 2005, sales to Softbank included $0.5 and $271.9 million, respectively, with regards to telecommunications equipment and services sold to JT.

        On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company's loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. The Company's recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three months ended March 31, 2006 and 2005, the Company recorded $0.2 million and $0.3 million, respectively, in interest income in respect to this loan. The loan receivable at March 31, 2006 and December 31, 2005 was approximately $7.1 million and $9.0 million, respectively and is included in other current assets.

        As of March 31, 2006, Softbank beneficially owned approximately 12.1% of the Company's outstanding stock.

Acoustek Int'l Corp.

        The Company obtains consulting services from Acoustek Int'l Corp. ("Acoustek"), which employs an individual related to one of the Company's officers. The Company paid to Acoustek $0.1 million during each of the three months ended March 31, 2006 and 2005 for consulting services.

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

        In November 2005, the Company entered into an agreement with Cellon, which was completed on May 31, 2006. In exchange for preferred stock and warrants of Cellon, the Company transferred fixed assets with a net book value of $3.0 million, a lease and a workforce in place consisting of 156 engineers. Additionally, the Company prepaid $5.0 million in exchange for future product development. Cellon will pay the Company a royalty if certain technology shared by it to Cellon is used in products developed and sold through November 2007.

        As of March 31, 2006 the Company had an accounts payable balance of $0.5 million.

Fiberxon

        The Company has an outstanding purchase commitment with Fiberxon, in which the Company has a 7% ownership interest, to purchase component parts for optical networking products. Purchases from Fiberxon totaled $1.5 million and $5.0 million during the three months ended March 31, 2006 and 2005, respectively. The Company had $0.2 million and $0.3 million in accounts payable to Fiberxon at March 31, 2006 and December 31, 2005, respectively, along with payments for the period ended March 31, 2006 of $0.1 million.

Immenstar

        The Company has an outstanding purchase commitment with Immenstar, in which the Company owns Series A preferred stock, to purchase component parts. Purchases from Immenstar totaled $2.0 million during the three months ended March 31, 2006, and payments to Immenstar totaled $0.9 during the three months ended March 31, 2006.

Matsushita Joint Venture

        In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. The Company has a 49% ownership interest in the joint venture company. As of March 31, 2006 and December 31, 2005, the Company had a receivable of $0.4 million and $0.1 million, respectively, and an account payable of $0.6 million at March 31, 2006. In December 2005, the partners agreed to dissolve the joint venture.

Global Asia Partners L.P.

        Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund is also a sales agent of the Company. Between June 2002 and April 2005, the Company has

invested a total of $2.6 million in the fund. As of March 31, 2006 and December 31, 2005, we have 49% of the outstanding partnership units.

Org, Inc.

        The Company has a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in Org, Inc. During the three months ended March 31, 2006, the Company had sales of $0.1 million to Org, Inc. As of March 31, 2006 and December 31, 2005, the Company had a receivable of $0.1 million and $0.2 million, respectively and deferred revenue of $0.1 million as of December 31, 2005.

Spacetime

        In January, 2005 the Company formed a joint venture with two other parties to provide mobile communication, broadband and IP related value added services in Mongolia. The operations of the joint venture are consolidated into the financial statements of the Company. In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million. (See Note 24) As of March 31, 2006 and December 31, 2005, the Company has $0.3 million included in related party receivables and $0.3 million in long term debt related to one of the joint venture partners, Spacetime Golden Communication Technology USA, Inc.

Xalted Networks

        The Company has received purchase orders from Xalted Networks totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by the Company to other customers. The Company is charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process had not been completed. The equipment cost is included in inventory as of March 31, 2006 and December 31, 2005. In March 2006, the Company invested an additional $0.3 million in Xalted Networks.

19.   RESTRUCTURING COSTS:

        In 2005 the Company incurred $35.4 million in expenses in relation to the restructuring plan actions, primarily consisting of (i) $15.3 million related to severance payments (ii) $14.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products, which are included in operating expenses and (iii) $5.6 million in inventory write-down associated with discontinued products. Included in severance is a $1.8 million non-cash reversal of a housing allowance accrual in China. As of March 31, 2006, approximately 1,595 employees had been terminated or placed in the workforce reduction programs.

        A summary of the restructuring accrual related to the 2005 charge during the three months ended March 31, 2006, is as follows:

	December 31, 2005 Balance	Cash payment	Non-cash settlement	March 31, 2006 Balance
	(in thousands)
Broadband
Severance payments	$50	$(50)	—	—
Handsets
Severance payments	29	(29)	—	—
Asset impairment/exit cost	350	—	—	350
Corporate
Severance payments	207	(207)	—	—
Asset impairment/exit cost	579	—	(92)	487
Summary Totals
Severance payments	286	(286)	—	—
Asset impairment/exit cost	929	—	(92)	837

Total	$1,215	$(286)	$(92)	$837

20.   OTHER INCOME AND EXPENSES:

        Net other income or expense was an income of $3.6 million and an expense of $6.8 million for the three months ended March 31, 2006 and 2005, respectively. The balances were comprised of the following:

	Three months ended March 31,
	2006	2005
	(in millions)
Foreign exchange gains (losses)	$2.8	$(7.8)
Japan consumption tax refund	—	1.2
Chinese government financial subsidy	0.5	0.5
Other	0.3	(0.7)

Total	$3.6	$(6.8)

21.   CREDIT RISK AND CONCENTRATION

        The table below outlines the Company's sales to, and the accounts receivable balances from its largest customers:

	For the three months ended March 31,
	% of Net sales	% of Accounts receivable
2006
Customer A	16%	1%
Customer B	13%	7%
2005
Customer C	33%	18%

        Approximately 33% and 25% of the Company's net sales during the three months ended March 31, 2006 and 2005, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $252.1 million and $268.8 million, respectively, as of March 31, 2006 and December 31, 2005. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

        Approximately 33% and 25% of the Company's sales for the three months ended March 31, 2006 and 2005, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

        Approximately 8% and 37% of the Company's sales for the three months ended March 31, 2006 and 2005, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan's economy may influence the Company's business, financial condition and results of operations.

22.   INCOME TAX ASSETS AND LIABILITIES:

        In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. We expect to maintain a full valuation allowance on our net deferred tax assets in China, the United States, and other countries until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal.

        Income tax expense for the three months ended March 31, 2006 was $2.8 million and $7.7 million for the three months ended March 31, 2005. The Company's 2006 annual effective tax rate is estimated to be negative 14%. There are two primary reasons for the negative 14% effective tax rate. First, the Company has not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

23.   RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 2005, the FASB issued FASB Statement No. 154, "Accounting Changes & Error Corrections," ("SFAS 154"). The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements unless this would impracticable. Also, if an entity changes it method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.

        The Company adopted this standard in the quarter ended March 31, 2006. The adoption will only impact the financial statements in periods in which a change in accounting principle is made.

24.   VARIABLE INTEREST ENTITY:

        The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46"). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

        During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology, and equipment to the emerging market for IPTV products in China. The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty. As a result of the foregoing, and the fact that the venture's continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture. Therefore, this venture is consolidated into the Company's results as of March 31, 2006. This VIE had no revenue during the three months ended March 31, 2006, and had net losses of $0.7 million during the three months ended March 31, 2006. The consolidation of this VIE represented $18.3 million and $18.9 million of the total assets of the Company as of March 31, 2006 and December 31, 2005. The creditors of this VIE have no recourse to the Company.

        In the first quarter of 2005, the Company invested in an additional entity, which is considered a VIE where the Company is the primary beneficiary and does not hold a majority voting interest. The company was established to install, develop and operate a PAS network in Mongolia. The creditors of this VIE have no recourse to the Company. In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice allegations that an agent of the joint venture had offered payments to a Mongolian government official, in possible violation of the Foreign Corrupt Practices Act. The Audit Committee authorized an independent investigation into the matter. As a result of the investigation, the Company wrote off $1.2 million of intangibles and established a $2.6 million VAT liability at December 31, 2005. The investigation is still ongoing. The consolidation of this entity resulted in a $6.0 million increase in both total assets and total liabilities and equity as of December 31, 2005. In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million.

25.   SUBSEQUENT EVENTS:

        On March 16, 2006, the Company filed a current report on Form 8-K with the Securities and Exchange Commission disclosing that the Company would delay the filing of its Annual Report on Form 10-K for the year ended December 31, 2005(the "2005 Form 10-K"). The delay resulted in a technical default of the Company's 7 / 8% Convertible Subordinated Notes due 2008 (the "Notes"). The Company received notice from the trustee for the Notes asserting that if the Company failed to file the 2005 Form 10-K on or before June 2, 2006, such failure would constitute an event of default pursuant to the indenture for the Notes. If an event of default were to occur and be continuing, the trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. This technical default was cured prior to June 2, 2006 upon filing of the 2005 Form 10-K.

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

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends; our expectations regarding continued growth in our business and operations; our expectations regarding fluctuations in our overall sales, gross profit, product mix, quarterly and annual operating results, customer base and selling prices; our plans regarding payment of cash dividends; our expectations regarding recognition of certain compensation costs; our expectations regarding receipt of funds associated with the Marvell transaction; our plans regarding legal proceedings; our expectations regarding the effect of legal proceedings; our plans regarding the combination of the Broadband Infrastructure and Wireless Infrastructure segments; our expectations regarding the functionality, performance and features of our products; our expectation regarding Softbank's continued service of certain modems and modem rental agreements; our expectations regarding the vacancy of the offices of Chief Executive Officer and Chairman of the Board and planned replacements thereto; our expectations regarding the importance of investment in research and development; our expectation regarding our ability to maintain a full valuation allowance of our net deferred tax assets; our plans and expectations regarding relationships with vendors and suppliers, including Marvell and Cellon; our expectations regarding the future source and costs of integrated circuits; our plans regarding the use of financial instruments to hedge against certain foreign currency exchange rate risks; our plans regarding the use of derivative financial instruments for speculative trading purposes; our plans regarding the discounting of certain bank notes and commercial notes; our expectations regarding our ability to raise funds; our plan regarding the sale of accounts receivable to Citibank, N.A.; our expectations regarding our right to intellectual property embedded in our products; our expectations regarding the effect of market risks on our operating results; our plans to implement measures to remediate material weaknesses; our expectations regarding the effectiveness of remediation measures; our plans to continue to review internal controls; our expectations regarding competition and the competitive advantages of our competitors; our expectations regarding consolidation of the telecommunications industry; our expectations regarding the development and introduction of new products; our plans and expectations regarding growth management; our plans to reinvest cost savings derived from employee terminations; our expectations regarding the importance of hiring and retaining of key personnel and qualified employees; our expectation regarding the adoption of environmental, health and safety laws by countries world-wide; our expectations regarding the effect of the Sarbanes-Oxley Act on our corporate governance and disclosure practices; our expectation regarding the expenses associated with compliance with the Sarbanes-Oxley Act; our expectations regarding the maturation of the PAS market and corresponding decrease in PAS subscriber growth; our expectations regarding our annual effective tax rate; our expectations regarding the sufficiency of credit facilities, short-term investments, lines of credit, cash and cash equivalents to meet our operating needs for the foreseeable future; our expectations regarding our ability to receive licenses for our products; our expectation that our business, financial condition and results of operations will continue to be significantly influenced by the political, economic, legal and social environment in China and other international markets, including Japan; our expectations regarding the nature of political, economic and legal reform in China; our expectations regarding the continued importance of the Chinese market for our technologies and development; our expectations regarding subscriber growth; our expectations regarding global expansion of sales outside of China; our plans regarding improvement of our internal supply chain and inventory management processes; our expectations regarding the reliability of stock-based compensation valuation models; our expectations regarding the importance of sales in China to our operating results; and our expectations regarding our ability to implement and enhance our administrative infrastructure. Additional forward-looking statements may be identified by the words "anticipate," "expect," "believe," "intend," "will," and similar expressions, as they relate to us or our management, or by the words "designed," "intended" and similar expressions, as they relate to our products and services. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

        As a result of the independent review conducted for the Audit Committee of the Board of Directors, we identified accounting errors that impacted certain of our previously issued financial statements. We have determined that our previously issued financial statements and related financial information for the years ended December 31, 2004 and 2003, the corresponding quarterly periods therein, and the first three quarterly periods of 2005 should be restated to correct accounting errors identified in those periods. The restated financial statements include a number of restatement adjustments, relating to errors in the accounting for revenue, rebate accrual, inventory reserves, and other miscellaneous items. The financial statements for each restated period has been presented in the 2005 Form 10-K. For additional information regarding the restatement adjustments for the three months ended March 31, 2005, see Note 2, "Restatement of Financial Statements," of the Notes to the Condensed Consolidated Financial Statements.

EXECUTIVE SUMMARY

        Effective July 1, 2006 the Company intends to combine the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment.

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

  •
  Personal Communications Division: Our Personal Communications Division ("PCD") markets, sells and supports handsets other than PAS handsets for markets other than China. Most of our handset sales in 2005 and 2004 were designed and built by other manufacturers, but we anticipate that during 2006 and beyond future sales will include more products built by our Handsets segment;

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

        Our largest market for the three months ended March 31, 2006 and the year ended December 31, 2005 was the United States of America representing 55% and 46% of sales, respectively, for the periods. Prior to 2005, the majority of our sales were to service providers in China. This shift in market concentration and revenue is due to the combination of China's continued slow-down in its economy since the fourth quarter of 2004 and our ability to capture growth opportunities internationally as well as the incremental sales contributed by PCD subsequent to its acquisition in November 2004. During the three months ended March 31, 2005, we posted strong sales revenue in Japan principally resulting from the recognition of revenue previously deferred in relation to certain agreements with Japan Telecom. As a result, for the three months ended March 31, 2005 sales to Japan Telecom were 37% of total sales, the largest concentration for the period.

        China has been one of our largest markets and we believe that it will continue to be an important market for our current and future technologies and development for the foreseeable future. However, we have also experienced a maturation of our PAS market in China resulting in our need to have a more diversified product and customer base. We also believe sales generated from China, as a percentage of total sales, may continue to decline as we continue to grow internationally.

        We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth to continue throughout 2005 since China's teledensity rates, or the number of telephones per person in a region, remain low in comparison to that of developed countries.

        The number of competitors for communications access and switching systems and handsets in China has grown in line with China's telecommunications market expansion. This growth has led to competitive pricing pressure, causing average selling prices to decrease during the three months ended March 31, 2006 relative to those in the comparative period in 2005. Our gross profit as a percentage of sales in both our wireless infrastructure and handset product lines have improved despite the decline in sales prices as a result of improved product cost management. We expect gross profit as a percentage of sales to decline during the remainder of the year as cost reduction measures will not keep pace with price reductions.

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

KEY TRANSACTIONS

Marvell Technology Group Ltd.

        In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design business division, including the assets related to the prior acquisition of Advanced Communications Devices Corporation ("ACD"), to Marvell Technology Group Ltd. ("Marvell"). We received $20.0 million in cash in February 2006 and will receive an additional $4.0 million in cash in August 2007 currently held in an escrow account in the absence of a material breach of the original contractual terms. We may also receive up to an additional $16.0 million from Marvell if certain defined milestones are achieved before September 30, 2006.

        In connection with the sale of assets, we have entered into a supply agreement with Marvell to purchase chipsets for our handset products over the next five years. The total consideration received of $24.0 million was allocated between the assets sold and the supply agreement, in the amounts of $3 and $21 million, respectively. The value allocated to the supply agreement is included in other current and long-term liabilities, and will be amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of March 31, 2006, approximately $0.3 million of gain had been recognized.

        We considered whether or not the sale of the semiconductor design business constituted a discontinued operation, as defined by Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Due to our continuing involvement with the disposed business, as we have committed to purchase product from Marvell and assist in the development of future products, the requirements for presentation as a discontinued operation have not been met.

Stock-based Compensation

        During the first quarter of 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123—revised 2004 ("SFAS 123R"), "Share-Based Payment." We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

        We currently use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

        We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with SAB 107. We base the risk-free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from these estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

        The guidance in SFAS 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Subsequent events:

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

RELATED PARTY TRANSACTIONS:

Softbank

        We recognized revenue of $36.1 million and $26.0 million during the quarters ended March 31, 2006 and 2005, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. ("Softbank"), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO! BB." We support Softbank's fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network ("GEPON") product as well as our multi-service optical transport product ("NetRing™"). In addition, we support Softbank's new internet protocol television ("IPTV"), through sales of our RollingStream™ product. Included in revenue for the three months ended March 31, 2006 is a fee of $17.0 million charged for the cancellation of orders for broadband products.

        Included in accounts receivable at March 31, 2006 and December 31, 2005 were $86.8 million and $69.3 million, respectively, related to these agreements. Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There were $13.1 million revenue included and $16.3 million included in long term deferred revenue with respect to these agreements at March 31, 2006 and December 31, 2005, respectively. Additionally, there were $8.7 million and $6.3 million included in current deferred revenue at March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, there were $5.4 million and $5.4 million, respectively, included in customer advance related to Softbank agreements.

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

        The promotional services discussed above involved contracting with third party promotional vendors, who in turn, facilitated the marketing and subscriber recruitment for the JT fiber-to-the-home program. During the fourth quarter of 2004, we determined that we would end our involvement with the JT promotional program after completion of the contract discussed above. Accordingly, late in the fourth quarter of 2004 and during the first quarter of 2005, we either cancelled or assigned to another party all third party contracts with promotional vendors related to the JT contract. Such termination or assignment of all third party promotional agreements, as well as effective satisfaction of our obligations with JT under such agreements, satisfied the revenue recognition criteria for these agreements and as such, the net value of the promotional services and the value of equipment delivered, which totaled $205.4 million, was reported in the quarter ended March 31, 2005.

        We also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities. The revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005. During the three months ended March 31, 2006 and 2005, sales to Softbank included $0.5 and $271.9 million, respectively, with regards to telecommunications equipment and services sold to JT.

        On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three months ended March 31, 2006 and 2005, we recorded $0.2 million and $0.3 million, respectively, in interest income in respect to this loan. The loan receivable at March 31, 2006 and December 31, 2005 was approximately $7.1 million and $9.0 million, respectively and is included in other long-term assets.

        As of March 31, 2006, Softbank beneficially owned approximately 12.1% of our outstanding stock.

Acoustek Int'l Corp.

        We obtain consulting services from Acoustek Int'l Corp. ("Acoustek"), which employs an individual related to one of our officers. We paid to Acoustek $0.1 million during each of the three months ended March 31, 2006 and 2005 for consulting services.

Cellon

        In October 2002, we entered into a license and a royalty agreement with Cellon International Holding Corporation ("Cellon") in which we have an ownership interest. We paid $0.8 million to license certain technology for the development of certain handset products in China. Per the terms of the royalty agreement, we are required to pay Cellon $3 per unit shipped for a minimum of 0.1 million units. This agreement is not material to the overall financial results of Cellon. We have evaluated our relationship with Cellon under FIN 46, and determined that consolidation is not necessary.

        In November 2005, we entered into an agreement with Cellon, which was completed on May 31, 2006. In exchange for preferred stock and warrants of Cellon, we transferred fixed assets with a net book value of $3.0 million, a lease and a workforce in place consisting of 156 engineers. Additionally, we prepaid $5.0 million in exchange for future product development. Cellon will pay us a royalty if certain technology shared by us to Cellon is used in products developed and sold through November 2007.

        As of March 31, 2006 we had an accounts payable balance of $0.5 million.

Fiberxon

        We have an outstanding purchase commitment with Fiberxon, in which we have a 7% ownership interest, to purchase component parts for optical networking products. Purchases from Fiberxon totaled

$1.5 million and $5.0 million during the three months ended March 31, 2006 and 2005, respectively and we had $0.2 million and $0.3 million in accounts payable to Fiberxon at March 31, 2006 and December 31, 2005, respectively.

Global Asia Partners L.P.

        Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund is also one of our sales agents. Between June 2002 and April 2005, we have invested a total of $2.6 million in the fund. As of March 31, 2006 and December 31, 2005, we have 49% of the outstanding partnership units.

Immenstar

        We have an outstanding purchase commitment with Immenstar, in which we own Series A preferred stock, to purchase component parts. Purchases from Immenstar totaled $2.0 million during the three months ended March 31, 2006, and payments to Immenstar totaled $0.9 during the three months ended March 31, 2006.

Matsushita Joint Venture

        In July 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. We have a 49% ownership interest in the joint venture company. As of March 31, 2005 and December 31, 2005, we had a receivable of $0.4 million and $0.1 million, respectively. In December 2005, the partners agreed to dissolve the joint venture.

Org, Inc.

        We have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in Org, Inc. During the three months ended March 31, 2006, we had sales of $0.1 million to Org, Inc. As of March 31, 2006 and December 31, 2005, we had a receivable of $0.1 million and $0.2 million, respectively, and deferred revenue of $0.1 million as of December 31, 2005.

Spacetime

        In January 2005, we formed a joint venture with two other parties to provide mobile communication, broadband and IP related value added services in Mongolia. The operations of the joint venture are consolidated into our financial statements. In the first quarter of 2006, we decided to terminate the joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million. (See Note 24 to the Condensed Consolidated Financial Statements) As of March 31, 2006 and December 31, 2005, we had $0.3 million included in related party receivables, and $0.3 million in long term debt related to one of the joint venture partners, Spacetime Golden Communication Technology USA, Inc.

Xalted Networks

        We received purchase orders from Xalted Networks totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by us to other customers. We are charging a 10% procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process had not been completed. The equipment cost is included in inventory as of March 31, 2006 and December 31, 2005. In March 2006 the Company invested an additional $0.3 million in Xalted Networks.

RESULTS OF OPERATIONS

        We manage our business based principally upon product families of five operating segments, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) PCD, (iv) Handsets, and (v) Service. Broadband infrastructure is primarily comprised of digital subscriber line products, multi-service access node products, fiber optics products and IP-based television. Wireless infrastructure is primarily comprised of the PAS family of core infrastructure equipment and Code Division Multiple Access ("CDMA") family of infrastructure equipment. Our PCD segment markets wireless handsets through international wireless carriers and their agents. The Handsets segment includes global PAS handset sales and sales of CDMA, Wireless Fidelity ("WiFi") and CDMA handset sales in China. We also provide installation and certain maintenance services. For each of the periods presented, total services sales accounted for less than 10% of net sales.

        Effective July 1, 2006 the Company intends to combine the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment. We are currently evaluating the reporting effect of this change.

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NET SALES

	Three months ended March 31,
	2006	% of net sales	2005	% of net sales
			as restated
	(in thousands)
Broadband	$57,156	10%	$326,307	36%
Wireless	100,433	17%	109,437	12%
PCD	322,995	55%	315,552	35%
Handsets	99,019	16%	128,083	14%
Service	16,968	2%	22,505	3%

Net sales	$596,571	100%	$901,884	100%

Three months ended March 31, 2006 and 2005

        Net sales decreased by 34% to $596.6 million during the quarter ended March 31, 2006 compared to the same period in 2005. The decrease is primarily due to a decrease in sales in the Broadband segment by 83% from March 31, 2005 to March 31, 2006. The greater Broadband segment sales during the three months ended March 31, 2005 included sales of $271.9 million to Japan Telecom, an affiliate of Softbank, primarily for the iAN8000 product. Due to the customer concentration in the Broadband segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. Additionally, Handset sales declined by $29.1 million, or 23%. As we have been experiencing in the recent quarters, the demand of our PAS/iPAS products including PAS/iPAS system based handsets in the China market continued to mature which resulted in lower demand and average selling price.

        Net sales increased in our PCD segment and declined in the other four segments in the three months ended March 31, 2006, compared to the corresponding quarter in fiscal 2005. For additional discussion see Segment Reporting.

GROSS PROFIT

	Three months ended March 31,
	2006	Gross profit %	2005	Gross profit %
			as restated
	(in thousands)
Broadband	$22,957	40%	$164,057	50%
Wireless	49,517	49%	29,670	27%
PCD	14,434	4%	13,692	4%
Handsets	31,599	32%	14,539	11%
Service	3,947	23%	15,466	69%

Gross Profit	$122,454	21%	$237,424	26%

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

Three months ended March 31, 2006 and 2005

        Gross profit was $122.5 million, or 21% of net sales, in the three months ended March 31, 2006, compared to $237.4 million, or 26% of net sales, in the corresponding quarter of 2005. The overall gross profit decrease is due to a decline in sales and lower gross profit percentages in the Broadband segment. Gross profit percentages improved in the Wireless and Handset segments, declined in the Broadband and Service segments, and remained the same in PCD. For additional discussion see "Segment Reporting."

OPERATING EXPENSES

        The following table summarizes our operating expenses:

	Three months ended March 31,
	2006	% of net sales	2005	% of net sales
			as restated
	(in thousands)
Selling, general and administrative	$83,172	14%	$109,011	12%
Research and development	46,309	8%	66,260	7%
Amortization of intangible assets	4,925	1%	6,972	1%

Total operating expenses	$134,406	23%	$182,243	20%

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

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses decreased $25.8 million but increased by 2% as a percentage of net sales during the three months ended March 31, 2006 compared to the same period in 2005. The decrease in SG&A expenses was primarily due to a $16.7 million decrease in our provision for doubtful accounts compared to the same period in 2005. Approximately $4.5 million in reduction was due to lower travel and entertainment costs, particularly in the China operations. In addition, there were reductions in expenses across all entities due to expense controls. Days sales outstanding was 74 days at March 31, 2006 as compared to 90 days at March 31, 2005. The shorter days sales outstanding and resultant decrease in provision for doubtful accounts is the result of improved cash collections in the first quarter of 2006 relative to the comparable period in 2005.

        In the first quarter of 2006, the Company decided to terminate the Mongolian joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million.

RESEARCH AND DEVELOPMENT

        Research and development ("R&D") expenses decreased by $19.9 million but increased by 1% as a percentage of net sales during the three months ended March 31, 2006 compared to the same period in 2005. The absolute decrease in R&D expenses can be attributed to a decrease in headcount of approximately 778 employees resulting from restructuring activities and the transfer of engineers as part of the sale of ACD. Personnel related expenses decreased by $4.7 million and facility and depreciation costs decreased by $5.6 million as a result of restructuring and write down of R&D equipment. Additionally, professional services decreased by $3.6 million due to a decreased use of consultants.

AMORTIZATION OF INTANGIBLE ASSETS

        Amortization of intangible assets decreased by $2.0 million in the three months ended March 31, 2006 compared to the same quarter last year. Amortization of intangible assets declined as several intangible assets became fully amortized during the preceding twelve months.

INTEREST INCOME

        Interest income was $3.5 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. Interest income was generated from cash and short-term investment balances which remained consistent in the three months ended March 31, 2006 and the corresponding quarter of 2005. The effective interest rate doubled between the two periods.

INTEREST EXPENSE

        Interest expense was $3.5 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in interest expense for the three months ended March 31, 2006 was attributable to the decrease in borrowings.

OTHER INCOME (EXPENSES)

        Net other income or expense was an income of $3.6 million and an expense of $6.8 million for the three months ended March 31, 2006 and 2005, respectively. Net other income for the three months ended March 31, 2006 was primarily due to a $2.8 million gain on foreign currency revaluation and a $0.5 million financial subsidy from the local Chinese government. Net other expense for the three months ended March 31, 2005 was primarily due to a $7.8 million loss on foreign currency revaluation and offset by consumption tax refunds in Japan of $1.2 million, and a $0.5 million financial subsidy from the local Chinese government.

INCOME TAX EXPENSE

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

        Income tax expense was $2.8 million and $7.7 million for the three months ended March 31, 2006 and 2005, respectively. The Company's 2006 annual effective tax rate is estimated to be negative 14%. There are two primary reasons for the negative 14% effective tax rate. First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

        Equity in net gain or loss of affiliated companies was zero for the three months ended March 31, 2006 and a loss of $0.5 million for the three months ended March 31, 2005. The loss in 2005 primarily resulted from losses incurred by our joint venture with Matsushita Communication Industrial Co., Ltd., and was partially offset by the gain recognized on our investment in Restructuring Fund.

SEGMENT REPORTING

        We manage our business on the basis of our five operating segments, namely Broadband Infrastructure, Wireless Infrastructure, Handsets, PCD, and Service. Each operating segment represents its own reporting segment and each operating segment is responsible for its own production and sales management.

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

        Effective July 1, 2006 the Company intends to combine the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment. We are currently evaluating the reporting effect of this change.

        Summarized below are our segment sales revenue and gross profit for the three months ended March 31, 2006 and 2005, respectively.

Broadband Infrastructure

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands)
Sales	$57,156	$326,307
Gross profit	$22,957	$164,057
Gross profit as a percentage of sales	40%	50%

        Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 60% and 87% of total broadband sales during the three months ended March 31, 2006 and 2005. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. Broadband Infrastructure net sales during the three months ended March 31, 2005 included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for the iAN8000 product in 2005.

        Included in Broadband Infrastructure sales for the three months ended March 31, 2006 are order cancellation fees of $22.6 million and included in cost of sales is a $3.1 million inventory write-down. During the three months ended March 31, 2006 we incurred a negative gross profit in China of $2.1 million, primarily as a result of a reduction in the realizable value of inventory at customer sites without contracts for products in the IPTV, GEPON and IPDSLAM product lines.

Wireless Infrastructure

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands)
Sales	$100,433	$109,437
Gross profit	$49,517	$29,670
Gross profit as a percentage of sales	49%	27%

        During the three months ended March 31, 2006, PAS systems sales declined 18% and now comprise approximately 85% of our Wireless Infrastructure sales compared to 95% during the same period in 2005. Wireless sales declined in China by 9%, and were offset by marginal increases in other regions. The decrease in PAS systems sales is primarily a result of our customers in China transitioning from new system installations to system expansions as PAS/iPAS systems reach product maturity.

        Gross profit increased by 22 percentage points in the three months ended March 31, 2006, as compared to the corresponding quarter in 2005 due to a number of factors, including: (i) The margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management resulting in a decrease in excess inventory write-downs; and (iii) sales of voice and data networks software totaling $8.6 million which has nearly 100% gross margins.

PCD

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands)
Sales	$322,995	$315,552
Gross profit	$14,434	$13,692
Gross profit as a percentage of sales	4%	4%

        Revenue from external customers in the three months ended March 31, 2006 was consistent with the corresponding quarter of 2005, increasing $7.4 million or 2%. The number of units sold during the three months ended March 31, 2006 increased to 1.65 units from 1.55 units in the comparable period in the prior year. The average sales price per unit declined by approximately 4%. During the three months ended March 31, 2006, the sales activities of the PCD division were expanded to include sales of handsets other than PAS in countries other than China that were previously included in the Handset division. This resulted in additional sales of $3.1 million for the segment. Although gross profit as a percentage of sales was greater for these sales, there was no significant effect on the overall segment gross profit.

        Historically, PCD has relied upon a limited number of manufacturers to supply its handset products. During the three months ended March 31, 2006, one vendor accounted for approximately 45% of PCD purchases. This vendor will continue to supply PCD existing handset models but plans to sell new models directly to some of our customers. We plan to replace this supplier by introducing more models of our own design and expanding our relationships with other manufacturers, but we still expect to see flat or declining sales during the first half of 2006 while we make this transition. The percentage of product sourced from this vendor has already declined from 67% of PCD purchases during the three months ended March 31, 2005 and 63% of PCD purchases during all of 2005. During the three months ended March 31, 2006, sales of UTStarcom branded devices increased to approximately seven percent from zero in the same period last year

        Gross profit as a percentage of sales remained the same for the periods ending March 31, 2006 and 2005.

Handsets

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands)
Sales	$99,019	$128,083
Gross profit	$31,599	$14,539
Gross profit as a percentage of sales	32%	11%

        Net sales declined 23% primarily due to decreases in both volume and price for our PAS handsets in China as the units sold declined to 2.0 million compared to 2.5 million in the comparable period last year. We believe that the 20% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth. During the three months ended March 31, 2006, the PAS net subscriber growth slowed to 4.0 million from 5.5 million during the comparable period in the prior year as service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology networks.

        We believe the average selling price per unit declined 14% due to a combination of competitive pricing pressures, and a shift in product mix to sales of lower-end models. We have also experienced continuing pricing pressure in the China telecommunications market since the latter part 2003, which has driven average unit selling prices lower. We expect to see cumulative PAS subscriber growth at lower rates in future periods.

        Gross profit as a percentage of sales for our handsets segment increased by 21% in the three months ended March 31, 2006, as compared to the corresponding quarter in 2005. A portion of the improvement in the gross profit percentage relates to increased use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit. Additional factors leading to the improvement in gross profit is a reduction in scrap, variances and warranty costs.

        In future periods, the chip-sets will be supplied by Marvell as a result of the sale of the semiconductor design division. (See Note 11) We anticipate that the costs of chip-sets supplied by Marvell will continue to decline due to improved purchasing efficiencies experienced by Marvell. However, we do not expect gross profit as a percentage of sales to continue at this level over the remainder of the year as the decline of the price per unit will likely exceed our ability to continue to reduce per-unit costs.

Service

	Three months ended March 31,
	2006	2005
		as restated
	(in thousands)
Sales	$16,968	$22,505
Gross profit	$3,947	$15,466
Gross profit as a percentage of sales	23%	69%

        Our Service segment's revenue from external customers decreased by $5.5 million, or 25%, in the three months ended March 31, 2006 as compared to the corresponding quarter last year. The Service segment's revenue for the quarter ended March 31, 2005 includes $12.6 million of revenue and gross profit associated with promotional services for Softbank and affiliates. There was no comparable revenue during the same period in 2006.

        During the first quarter of 2006, we focused on the revenue opportunities with respect to support in China. Approximately 477 employees previously providing sales and support services were shifted towards generating revenue from support arrangements, resulting in additional cost of goods sold of $3.4 million and a corresponding decrease to operating expenses. Additionally, revenues of $2.6 million from Wireless Infrastructure and $0.2 million from Broadband segment sales in China were allocated to the Service segment during the three months ended March 31, 2006. The allocation was made on certain completed contracts for which the service element was not separately priced.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2006

        Net cash provided by operating activities for the three months ended March 31, 2006 was $53.7 million. Operating cash was affected by changes in deferred costs/inventories at customer sites under contract, customer advances, accounts receivable, and accounts payable and offset by the net loss as well as changes in other current liabilities and inventory.

        Customer advances increased by $43.1 million for the three months ended March 31, 2006. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded. Deferred costs/inventories at customer sites under contracts decreased by $0.8 million from December 31, 2005 to March 31, 2006. The decrease in deferred costs results from a greater number of customer acceptances.

        The $28.8 million decrease in accounts receivable was attributable to a decline in sales preceding the end of the March 31, 2006 quarter as compared to sales in the preceding quarter. Partially offsetting this is a lengthening of days sales outstanding to 74 days at March 31, 2006 as compared to 65 days at December 31, 2005.

        Accounts payable increased by $18.1 million, inventory decreased by $4.3 million, and other current liabilities decreased by $51.0 million. The decrease in other current liabilities is primarily the result of a decrease in taxes payable of approximately $14.2 million, a decrease in compensation related costs of approximately $8.8 million, a decrease in accrued expenses, such as warranty, royalty and legal, of approximately $13.9 million, and a decrease of approximately $14.1 million in other liabilities.

2005

        Net cash used in operating activities for the three months ended March 31, 2005 was $182.9 million. Operating cash was affected by changes in accounts receivable, inventory and customer advances offset by changes in accounts payable and deferred revenue.

        The $120.6 million increase in accounts receivable was attributable to incremental sales derived from PCD sales and longer China collection cycles experienced during the three months ended March 31, 2005 as compared to the same quarter in the prior year. Days sales outstanding was 119 days excluding PCD, or 90 days including PCD, at March 31, 2005 as compared to 63 days at March 31, 2004. Also contributing to the increase was a larger volume of sales, from $901.9 million for the three months ended March 31, 2005 compared to $617.6 million for the same quarter in 2004. The longer days sales outstanding is a direct result of slower collection cycles in China due to the recent slow-down in the economy.

        Inventory increased by $15.7 million, due to the increase in sales volume noted above. Also contributing to the increase was a larger volume of sales, from $901.9 million for the three months ended March 31, 2005. Customer advances decreased by $223.7 million for the three months ended March 31, 2005. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded. The reduction of customer advances in the three months ended March 31, 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. ("JT"), an affiliate of Softbank Corp. All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as a customer advance in prior periods. Revenue for certain of these agreements has been recognized in the three months ended March 31, 2005. For additional information, refer to Note 18, "Related Party Transactions," to our condensed consolidated financial statements.

        Offsetting the activity that decreased operating cash for the period were net income and non-cash charges, including $25.9 million of depreciation and amortization, $17.5 million of provision for doubtful accounts and $15.2 million of inventory provision. Accounts payable increased by $33.4 million, deferred revenue increased by $28.0 million and other current and non-current assets decreased by $49.6 million, all of which contributed to the increase in operating cash.

Investing Activities

2006

        Net cash provided by investing activities for the three months ended March 31, 2006 totaled $2.8 million. Cash of $20.0 million was received from the sale of assets of the semiconductor design business division to Marvell Technology Group, Ltd., and $13.3 million was received from the net sale of short-term investments. Cash outflows from investing activities included an increase in restricted cash of $17.0 million as well as $10.8 million used to purchase short-term investments.

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

Financing Activities

2006

        Net cash used in financing activities was $30.8 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowing of $27.6 for the three months ended March 31, 2006.

2005

        Net cash used in financing activities was $83.3 million for the repayment of short-term borrowings in excess of new borrowing for the three months ended March 31, 2005.

Liquidity

        Our working capital was $0.9 billion and $1.1 billion at March 31, 2006, and 2005, respectively. This decrease in working capital was primarily due to decrease in accounts receivable, and increases in customer advances and deferred revenue. These are partially offset by smaller accounts payable and short-term debt. Cash and cash equivalents increased to $673.6 million at March 31, 2006 from $372.7 million at March 31, 2005 while short-term investments decreased to $10.9 million at March 31, 2006 from $16.2 million at March 31, 2005.

        Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at March 31, 2006 was approximately $4.1 million. We may hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. We do not intend to utilize derivative financial instruments for speculative trading purposes.

        We accept bank notes receivable and commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $7.7 million and $2.1 million at March 31, 2006 and December 31, 2005, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), have been met.

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

        We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations through at least the next 12 months. As of March 31, 2006, we had cash, short-term restricted cash, and investments of $753.6 million. We also had credit facilities totaling $703.5 million of which $504.2 remained available for future borrowings. $642.4 million of these credit facilities expire in 2006 and $61.1 million of these facilities expire in 2007. We are proceeding with the extension or renewal of these credit facilities, however, such renewal is not certain. Interest rates for borrowings under these credit facilities range from approximately 4.7% to 5.22%. We have not guaranteed any debt that is not included in the consolidated balance sheet.

        Of our total cash and short-term investment balance, as of March 31, 2006 $499.8 million was held in China, where currency exchange controls exist. As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to other jurisdictions.

        In the event that our current cash balances, future cash flows from operations and current credit facilities are not sufficient to meet our obligations or strategic needs or in the event that market conditions are favorable, we would consider raising additional funds in the capital or equity markets. Due to the delinquent filing of our Annual Report on Form 10-K for the year ended December 31, 2005, we are not eligible to register equity securities using Form S-3, which could have an impact on our ability to raise additional funds. If additional financing is needed, there can be no assurance that such financing will be available to us on commercially reasonable terms, or at all. In addition, the delayed filing has resulted in a technical default of the Company's 7/8% Convertible Subordinated Notes due in 2008. The technical default was cured upon the recent filing of the 2005 Form 10-K.

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

Off balance sheet arrangements

        On August 1, 2005, we entered into a 364-day committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. Sales of the accounts receivables to Citibank, N.A. under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to Citibank, N.A. will be carried at their net realizable value, including an allowance for doubtful accounts. We have not sold any receivables pursuant to this facility during 2005 or the first three months of 2006. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

Contractual obligations and other commitments

        Our obligations under contractual obligations and commercial commitments at March 31, 2006 were as follows:

	March 31, 2006 Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations
Bank loans	$172,441	$172,141	$300	—
Convertible subordinated notes	$274,600	—	$274,600	—
Interest payable on subordinated notes	$4,806	$2,403	$2,403	—
Lease obligations	$40,320	$15,527	$18,042	$6,751
Other Commercial Commitments
Standby letters of credit	$98,287	$96,316	$1,971	—
Purchase commitments	$676,083	$667,253	$8,830	—

Notes payable

        Occasionally, we issue short-term notes payable to our vendors in lieu of trade accounts payable. The payment terms are normally three to nine months and are typically non-interest bearing.

Bank loans

        At March 31, 2006, we had loans with various banks totaling $172.1 million with interest rates ranging from 4.70% to 5.22% per annum. These bank loans mature during 2006 and first quarter of 2007 and are included in short-term debt.

Convertible subordinated notes

        Our convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

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

Purchase commitments

        We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of March 31, 2006 total open commitments under these purchase orders extending beyond one year were approximately $8.8 million. Additionally, we have agreed to purchase from Marvell certain chip-sets that will be included in 50% to 100% of our PAS handsets, through 2011.

Investment commitments

        As of March 31, 2006, we had invested a total of $2.6 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10 million, and was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2005, the FASB issued FASB Statement No. 154, "Accounting Changes & Error Corrections," ("SFAS 154"). The statement applies to all voluntary changes in accounting principle and changes the requirements for the accounting for and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements unless this would impracticable. Also, if an entity changes it method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate.

        We adopted this standard in the quarter ended March 31, 2006. The adoption will only impact the financial statements in periods in which a change in accounting principle is made.

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

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2006:

(in thousands, except interest rates)
Cash and cash equivalents	$673,625
Average interest rate	2.09%
Restricted cash	$69,078
Average interest rate	4.22%
Short-term investments	$10,852
Average interest rate	1.44%
Total cash, cash equivalents and investment securities	$753,555
Average interest rate	2.28%

Equity Investment Risk

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

Debt Investment Risk:

        Our debt investment portfolio consists of a $7.1 million note receivable from BB Modem, an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loan.

Foreign Exchange Rate Risk:

        We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been slight, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. The balance of cash and short-term investment balance held in China was $499.8 million at March 31, 2006. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar. Additionally, during 2005 and the first three months of 2006 we made significant sales in both Japanese Yen and in Euros. We maintain Japanese yen bank accounts for purchasing portions of our inventories and supplies.

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

        We have performed a sensitivity analysis as of March 31, 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect at March 31, 2006. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign exchange financial instruments of $9.7 million at March 31, 2006.

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

        In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and CFO, as of March 31, 2006 of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of March 31, 2006 the Company's disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the "2005 Form 10-K"), which we are still the in the process of remediating. Investors are directed to Item 9A of the 2005 Form 10-K for the description of these weaknesses.

        To address the material weaknesses described in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, the Company performed additional analyses and other procedures (as further described below under the subheading "Interim Measures" under "Management's Further Remediation Initiatives and Interim Measures") to ensure that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States. Accordingly, the Company's management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Quarterly Report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management's Remediation Initiatives and Interim Measures

        In response to the matter discussed in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement during 2006 the specific measures described below to remediate the material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. In addition, in the absence of full implementation of these remediation measures as of March 31, 2006, during the first quarter of 2006 or subsequent to March 31, 2006 and in connection with the March 31, 2006 quarter-end reporting process, the Company has undertaken the additional measures described under the subheadings "—Interim Measures" below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Quarterly Report on Form 10-Q.

Material weaknesses described in item 1 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    The Company's failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements contributed to the Company's failure to maintain effective controls over the financial reporting process. To remediate the material weaknesses described in item 1 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

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
  The Company has and will continue its focus on training related to revenue recognition including the impact of amendments and side agreements. In June 2005, the Company conducted a training seminar regarding revenue recognition for the European sales group. In July 2005, a similar seminar was held in China. In October 2005, the Company's key management participated in a seminar on the critical factors associated with revenue recognition. During the first quarter of 2006, several additional seminars were conducted for various sales teams in North and South America and China. The Company plans to conduct additional training seminars in various international locations regarding revenue recognition throughout 2006.

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

        Interim Measures.    Management has not yet implemented all of the measures described in items 1 through 7 above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2006 or subsequent to March 31, 2006 in connection with the March 31, 2006 quarter-end reporting process, address the material weaknesses described in item 1 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. These other measures include the following:

  •
  The March 31, 2006 quarter-end reporting process was extended, allowing the Company to conduct additional analysis and make additional adjustments as necessary to ensure the accuracy of financial reporting.

  •
  The Company retained on an interim basis outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company's management, to assist with the March 31, 2006 quarter-end reporting process.

  •
  The Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

  •
  The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the first quarter of 2006 to determine the proper recording of cost of goods sold; it conducted a reconciliation of inventories at customer sites to outstanding contracts as of the quarter-end and analyzed inventory for recovery and potential impairment; and it conducted an analysis of inventory relating to purchase orders to identify under-recorded inventory.

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

Material weakness described in item 2 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    The Company's failure to ensure that key management fully understood the nature and potential significance of related parties and to ensure that a robust process for the identification of related party transactions contributed to the Company's failure to maintain effective controls over the identification of and accounting for related party relationships and related party transactions with the Company. To remediate the material weakness described in item 2 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

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

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2006 or subsequent to March 31, 2006 in connection with the March 31, 2006 quarter-end reporting process are sufficient to address the material weakness described in item 2 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. These other measures include the following:

  •
  Senior executives provided new certifications regarding related party transactions.

Material weakness described in item 3 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    Lack of clarity in roles and responsibilities in certain areas affecting the Company's financial reporting structure contributed to a material weakness relating to the monitoring of its business unit accounting functions. To remediate this material weakness, described in item 3 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, the Company has implemented or plans to implement the measures described under "—Material weaknesses described in item 1 of 'Management's Report on Internal Control Over Financial Reporting'—Remediation Initiatives—1. General plan for hiring and training of personnel" in Item 9A of the 2005 Form 10-K., as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2006 or subsequent to March 31, 2006 in connection with the March 31, 2006 quarter-end reporting process, address the material weakness described in item 3 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. These other measures include the following:

  •
  Senior financial staff in the Company's U.S. headquarters did a thorough review of trial balances issued from decentralized locations.

  •
  The Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, with the March 31, 2006 quarter-end review of decentralized operations.

  •
  All non-routine material transactions for decentralized locations were documented by staff in such decentralized locations and reviewed by senior financial staff in the Company's U.S. headquarters.

Material weakness described in item 4 of "Management's Report on Internal Control Over Financial Reporting"

        Remediation Initiatives.    The Company's failure to have sufficient personnel with knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company's financial reporting requirements as well as failure to prevent or detect instances of non-compliance with established policies and procedures or instances of non-compliance with laws and regulations contributed to a material weakness relating to the Company's control environment. To remediate this material weakness, described in item 4 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, the Company has implemented or plans to implement the measures described under "—Material weaknesses described in item 1 of 'Management's Report on Internal Control Over Financial Reporting'—Remediation Initiatives—1. General plan for hiring and training of personnel" in Item 9A of the 2005 Form 10-K, as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first quarter of 2006 or subsequent to March 31, 2006 in connection with the March 31, 2006 quarter-end reporting process, address the material weaknesses described in item 4 of "Management's Report on Internal Control Over Financial Reporting." These other measures include the following:

  •
  Senior financial staff in the Company's U.S. headquarters did a thorough review of trial balances issued from decentralized locations.

  •
  The Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, with the March 31, 2006 quarter-end review of decentralized operations.

  •
  Non-routine material transactions for decentralized locations were documented by staff in such decentralized locations and reviewed by senior financial staff in the Company's U.S. headquarters.

Control deficiencies not constituting material weaknesses

        In addition to the material weaknesses described in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2005. The Company has implemented and/or plans to implement during 2006 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

Management's Conclusions

        Management believes the remediation measures described under "Management's Remediation Initiatives and Interim Measures" above will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. However, management has not yet implemented all of these measures and/or tested them. Management has concluded that the interim measures described under "Management's Further Remediation Initiatives and Interim Measures" above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements included in this Quarterly Report on Form 10-Q and has discussed its conclusions with the Company's Audit Committee.

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

Changes in Internal Control over Financial Reporting

        The discussion above under "Management's Remediation Initiatives and Interim Measures" describes the material planned and actual changes to the Company's internal control over financial reporting during the first quarter of 2006 and subsequent to March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Governmental Investigations

        We have received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005 the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006, we became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. We, through our Audit Committee, authorized an independent investigation into these matters, and we have been in contact with the DOJ and SEC regarding the investigation. At this time, we cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be.

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

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a Complaint against us in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that we breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that we never intended to fulfill. The Telos Plaintiffs seek at least $19 million in damages, unspecified punitive damages and attorneys' fees. On December 28, 2005, the Telos Plaintiffs filed a First Amended Complaint, alleging substantially the same facts and seeking the same relief. On January 26, 2006, we filed a demurrer with respect Telos' three tort causes of action. On March 23, 2006, the Court sustained our demurrer to all three tort causes of action and allowed Telos thirty days to amend its complaint. On April 12, 2006, Telos filed a Second Amended Complaint, alleging substantially the same facts and seeking the same relief as in the First Amended Complaint. We have not yet answered Telos' allegations in the Second Amended Complaint and intend to file another demurrer to the tort causes of action, denying all of the material allegations therein. Discovery is underway, and no trial date has been set.

Passave, Inc. Litigation

        In November 2005, we filed suit against Passave, Inc. ("Passave") for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave's wholly-owned subsidiary) to us. The case is currently pending in the Superior Court of California, County of Santa Clara. Our Complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to us. On or about January 20, 2006, Passave filed its answer, affirmative defenses and demurrer to the Complaint. The Court sustained Passave's demurrer after the hearing on March 28, 2006. On May 9, 2006, we filed our Amended Complaint naming both Passave, Inc. and its Israeli subsidiary, Passave, Ltd., as defendants. The Amended Complaint states causes of action for breach of contract, breaches of warranty, indemnification, unfair competition and negligent misrepresentation, and seeks compensatory damages and other relief. Discovery is ongoing. On June 7, 2006, Passave, Ltd. filed a notice of removal in the Northern District of California. Passave, Inc. filed a motion to dismiss the Amended Complaint in the Northern District Court on June 14, 2006, and noticed the hearing for August 18, 2006. On June 19, 2006, we filed a motion for remand to return the action to the Santa Clara County Superior Court, and noticed the hearing for August 4, 2006. We intend to pursue our rights and remedies against Passave, Inc. and Passave, Ltd. vigorously.

Cell Communication Ltd. Arbitration

        On October 27, 2005, we received notice of a demand for arbitration filed against us by Cell Communication Ltd. of Nigeria. The demand was filed in the London Court of International Arbitration ("LCIA"). In its Amended Claim, Cell Communication claims 'general' damages of $26.6 million and "special' damages of $15 million (alternatively $41 million general damages) in connection with alleged failures of products purchased from Telos Technology, whose assets have been acquired by us.

        An arbitrator has been selected by the LCIA. The arbitrator has ordered the determination of certain preliminary issues as to whether the claims made by Cell Communication are irrecoverable as a matter of English law. There was a hearing on May 26, 2006 in respect of these preliminary issues. On June 13, 2006, the arbitrator issued a partial award in which he addressed several issues. Among them, the arbitrator adopted our position that liability in this matter is limited to the amount of the purchase price paid by Cell Communications. No date for the substantive hearing has been scheduled. We intend to deny all liability, and believe we have meritorious defenses.

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

        Many of our products are highly complex and may have quality deficiencies resulting from the design or manufacture of such product, or from the software or components used in the product. For example, during 2005 we recorded warranty charges of $70.6 million, including special warranty charges of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million for NetRing™ equipment and $14.9 million for GEPON equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004. Often these issues are identified prior to the shipment of the products and may cause delays in market acceptance of our products, delays in shipping products to customers, or the cancellation of orders. In other cases, we may identify the quality issues after the shipment of products. In such cases, we may incur unexpected expenses and diversion of resources to replace defective products or correct problems. Such pre-shipment and post-shipment quality issues could result in delays in the recognition of revenue, loss of revenue or future orders, and damage to our reputation and customer relationships. In addition, we may be required to pay damages for failed performance under certain customer contracts.

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

We are subject to a wide range of environmental, health and safety laws and efforts to comply with such laws may be costly and may adversely impact our financial performance.

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

Currency rate fluctuations and exchange controls may adversely affect our cash flow and operating results.

        Because a significant percentage of our sales are made in foreign countries and denominated in local currency, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our sales have been made in China and denominated in Renminbi. Prior to July 2005, the impact of currency fluctuations of Renminbi were insignificant as it was fixed to the U.S. dollar. However, in July 2005,

China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 8.07 Renminbi to the U.S. dollar at the end of 2005. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

        We have received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005 the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006, we became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. We, through our Audit Committee, authorized an independent investigation into these matters, and we have been in contact with the DOJ and SEC regarding the investigation. At this time, we cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be. These inquiries could harm relationships with existing customers and our ability to obtain new customers and partners. If the SEC or the DOJ makes a determination that we have violated federal laws, we may face sanctions including, but not limited to, fines, disgorgement and an injunction. Additionally, such a determination by the SEC or the DOJ could adversely affect our stock price. It is also possible that the findings and outcome of these inquiries may affect other lawsuits that are pending. Finally, the inquiries could divert management attention and resources, which could harm our business.

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

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 12.1% of our outstanding stock as of March 31, 2006. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

        In addition, we are subject to various covenants and obligations pursuant to the terms of the indenture governing the Notes (the "Indenture"). Should we default on certain of these obligations, then all unpaid principal and accrued interest on the Notes then outstanding could become immediately due and payable. For example, as of March 16, 2006 and continuing through June 1, 2006, we were in technical noncompliance under the Indenture due to the non-filing of our annual report on Form 10-K for the year ended December 31, 2005. The Company had received notice from the Trustee asserting that if the Company had failed to file the 2005 Form 10-K on or before June 2, 2006, such failure would constitute an event of default pursuant to the Indenture. If such an event were to occur, the trustee under the Indenture or the holders of at least 25% in aggregate principal amount of the Notes then outstanding would have the right to declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. If an event of default under the Indenture occurs and if payment of principal and accrued interest on the Notes is accelerated, our business could be seriously harmed.

Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from the NASDAQ National Market and cause us to default on covenants contained in contractual arrangements.

        If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ National Market. For example, as a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ National Market. NASDAQ granted us an extension to file our Form 10-K for the fiscal year ended December 31, 2005 and Form 10-Q for the quarter ended March 31, 2006. With our filing of this Form 10-Q, we will have complied with NASDAQ's decision. If our shares of common stock are delisted from the NASDAQ National Market, they may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ National Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        The Company delayed the filing of the 2005 Form 10-K in order to (i) enable the Audit Committee of the Board to complete an investigation with regard to the circumstances surrounding the premature recognition of revenue on certain transactions, and (ii) management to complete the preparation of its 2005 consolidated financial statements and its assessment as of December 31, 2005 of the Company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

        Pursuant to the Indenture (the "Indenture") with respect to the Company's 7/8% Convertible Subordinated Notes due 2008 (the "Notes"), the Company is required to file all reports and other information and documents which it is required to file with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Exchange Act of 1934 and provide a copy of such filings to the trustee for the holders of the Notes (the "Trustee"). Pursuant to the Indenture, a default by the Company on this requirement becomes an event of default (as described in the Indenture) (i) if the Trustee notifies the Company of the default or (ii) the holders of at least 25% in aggregate principal amount of the Notes outstanding notify the Company and the Trustee of the default, and (iii) the Company does not cure the default within 60 days after receipt of such notice.

        The Company received notice from the Trustee asserting that if the Company failed to file the 2005 Form 10-K on or before June 2, 2006, such failure would constitute an event of default pursuant to the Indenture. If such an event of default were to occur, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding would have had the right to declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. This technical default was cured prior to June 2, 2006 with the filing of the 2005 Form 10-K.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5—OTHER INFORMATION

Director Compensation

        As previously announced in May 2006, Hong Liang Lu notified the Company of his resignation as the Company's President, Chief Executive Officer and Chairman of the Company's Board of Directors, effective December 31, 2006, and Thomas Toy, currently an independent director of the Company, will assume the position of Chairman of the Board, effective January 1, 2007. To promote and facilitate a smooth transition of the role of Chairman of the Board, Mr. Toy has assumed greater responsibility on the Board and has been assigned additional duties on the Board during the transition period.

        On June 20, 2006, the Board approved a cash compensation award of $106,000 to Mr. Toy to compensate Mr. Toy for his additional services on the Board during the transition period. The compensation award will be payable in three equal payments of approximately $35,434 on each of June 30, 2006, September 30, 2006 and December 31, 2006. The compensation award is to be paid in addition to the regular annual cash retainer, fees and equity grants previously approved by the Board as compensation for Mr. Toy's services as a member of the Board and Board committees and as Lead Director of the Board.

Amendments to Employment Agreements with Section 16 Officers

        On June 20, 2006, the Board approved amendments to the Change of Control and Severance Agreement dated January 31, 2003 between the Company and Ying Wu, Executive Vice President of the Company and Vice Chairman of the Board (the "Wu Agreement"), the Change of Control and Severance Agreement dated January 31, 2003 between the Company and William Huang, Senior Vice President and Chief Technology Officer of the Company (the "Huang Agreement"), and the Change of Control/Involuntary Termination Severance Agreement dated September 6, 2005 between the Company and Francis Barton, Executive Vice President and Chief Financial Officer of the Company (the "Barton Agreement" and collectively with the Wu Agreement and the Huang Agreement, the "Employment Agreements"), as described below.

Change of Control Amendments

        Prior to the amendments, the Employment Agreements provided that if the employee's employment with the Company terminates as a result of an involuntary termination (as defined below) at any time within 12 months after a change of control (the "Determination Period"), (i) such employee will be entitled to 24 months of base salary as in effect as of the date of such termination payable in a lump sum within 30 days of termination and 100% of the bonus for the year in which termination occurs, (ii) the Company will continue to provide such employee the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date such employee is no longer eligible to receive continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or 12 months from the termination date, (iii) all stock options granted to such employee will become fully vested and exercisable as of the date of termination and the Company's right to repurchase any stock that was purchased by such employee prior to the change of control shall lapse, and (iv) with respect to the Barton Agreement, all share purchase rights granted to such employee will become fully vested and exercisable to the extent such share purchase rights are outstanding and unexercisable at the time of such termination.

        The Employment Agreements have been amended to extend the Determination Period from 12 months to 18 months such that, if the applicable employee's employment with the Company terminates as a result of involuntary termination at any time within 18 months after a change of control, the employee will be entitled to the benefits provided in the respective Employment Agreement, as amended. Additionally, the Employment Agreements have been amended to provide that (i) all equity awards granted to the applicable employee, including without limitation option grants, restricted stock and stock purchase rights, will become fully vested and/or exercisable to the extent such equity awards are outstanding and/or unexercisable at the time of such termination, and (ii) such equity awards will remain exercisable for a period of 1 year following such termination.

Involuntary Termination Amendments

        Prior to the amendments, the Wu Agreement and the Huang Agreement did not provide for severance benefits to be paid to the employee even if such employee's employment with the Company is terminated without cause (as defined below) except in the case of an involuntary termination following a change of control (as described below). Prior to the amendments, the Barton Employment Agreement provided that if such employee's employment with the Company is terminated without cause, even if such termination does not result from a change of control, the employee would be entitled to (i) 12 months of his base salary as in effect as of the date of such termination, less applicable withholding, payable in a lump sum within 30 days of such termination, (ii) 100% of his bonus for the year in which such termination occurs, and (iii) continued vesting in stock options and share purchase rights granted to such employee prior to the date of such termination, for a period of 12 months from the date of such termination, with the right to exercise said stock options and share purchase rights within 90 days from the end of said 12-month period; however, in the event of a termination for cause, the terminated employee shall not be entitled to any of the foregoing benefits.

        The Employment Agreements have been amended to provide that if the applicable employee's employment with the Company terminates without cause, even if such termination does not result from a change of control, (i) such employee will be entitled to 12 months (24 months, in the case of the Barton Agreement) of such employee's base salary as in effect as of the date of such termination, less applicable withholding, payable in a lump sum within 30 days of such termination and 100% of such employee's bonus for the year in which such termination occurs, (ii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to such employee will become fully vested and/or exercisable to the extent such equity awards are outstanding and/or unexercisable at the time of such termination, (iii) such equity awards will remain exercisable for a period of 1 year following such termination, and (iv) the Company will continue to provide such employee the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date such employee is no longer eligible to receive continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or 12 months from the termination date. However, in the event of a termination for cause, the terminated employee shall not be entitled to any of the foregoing benefits.

Defined Terms

        For the purpose of the Employment Agreements, "involuntary termination" includes (i) without the employee's express written consent, a significant reduction of the employee's duties, position or responsibilities relative to the employee's duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the employee from such position, duties and responsibilities, unless the employee is provided with comparable duties, position and responsibilities, (ii) without the employee's express written consent, a substantial reduction, without good business reasons, of the facilities and perquisites (including office space and location) available to the employee immediately prior to such reduction, (iii) a reduction by the Company of the employee's base salary as in effect immediately prior to such reduction, (iv) a material reduction by the Company in the kind or level of employee benefits to which the employee is entitled immediately prior to such reduction with the result that the employee's overall benefits package is significantly reduced, (v) the relocation of the employee to a facility or a location more than 50 miles from his current location without the employee's express written consent, (vi) any purported termination of the employee by the Company which is not effected for cause or for which the grounds relied upon are not valid, or (vii) the Company's failure to obtain the assumption of the Employment Agreements by any successor to the Company.

        For the purpose of the Employment Agreements, "change of control" is defined as (i) the approval by the Company's stockholders of a merger or consolidation with any other corporation, other than a merger or consolidation which would result in the Company's voting securities outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the total voting power represented by the Company's voting securities or such surviving entity outstanding immediately after such merger or consolidation, (ii) the approval by the Company's stockholders of a plan to complete liquidation or an agreement for the sale or disposition by the company of all or substantially all of the Company's assets, (iii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming the "beneficial owner" (as defined in Rule 13d-3 under said Exchange Act), directly or indirectly, of the Company's securities representing 50% or more of the total voting power represented by the Company's then outstanding voting securities, or (iv) a change in the composition of the Board, as a result of which fewer than a majority of the directors are incumbent directors.

        For the purpose of the Employment Agreements, "cause" is defined as (i) any act of personal dishonesty taken by the employee in connection with his responsibilities as an employee which is intended to result in substantial personal enrichment of the employee, (ii) employee's conviction of a felony which the Board reasonably believes has had or will have a material detrimental effect on the Company's reputation or business, (iii) a willful act by the employee which constitutes misconduct and is injurious to the Company, and (iv) continued willful violations by the employee of the employee's obligations to the Company after a delivery of a written demand by the Company to the employee for performance which describes the basis of the Company's belief that the employee has not substantially performed his duties.

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

UTSTARCOM, INC.
Date: June 21, 2006	By:	/s/ HONG LIANG LU Hong Liang Lu President, Chief Executive Officer and Director (Principal Executive Officer)
Date: June 21, 2006	By:	/s/ FRANCIS P. BARTON Francis P. Barton Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

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
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1—LEGAL PROCEEDINGS
  ITEM 1A—RISK FACTORS
  ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3—DEFAULTS UPON SENIOR SECURITIES
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5—OTHER INFORMATION
  ITEM 6—EXHIBITS
SIGNATURES