Form 10-K/A
period 2005-12-31
UTSTARCOM INC
filed 2006-06-26
CIK 1030471

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        UTStarcom, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A to correct the typographical error contained in Exhibit 32.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on June 1, 2006 (the "Original Filing"). Exhibit 32.1 to the Original Filing contained an incorrect date. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Item 15, Part IV of the Original Filing and Exhibit 32.1 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. The Company has not made any other changes to the Original Filing.

        This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
(1)  Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 108 of this Form 10-K/A.

(2)
Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 108 of this Form 10-K/A.

(3) Exhibit Number	Description
3.1(9)	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.
3.2(13)	First Amended and Restated Bylaws of UTStarcom, Inc., as amended.
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2(3)	Specimen Common Stock Certificate.
4.3(1)	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.
4.4(4)	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.
4.6(11)	Registration Rights Agreement, dated as of June 30, 2003, by and among UTStarcom, Inc. and the shareholders of RollingStreams Systems, Ltd.
4.7(14)	Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC as amended on January 14, 2004.
10.1(1)	Form of Indemnification Agreement.
10.4†	1997 Stock Plan, as amended, and forms of related agreements.
10.5(1)	2000 Employee Stock Purchase Plan and forms of related agreements.
10.42(2)*	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.
10.66†	Amended 2001 Director Option Plan and forms of related agreements.
10.83(6)*	Broadband Access Network General Terms and Conditions between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.84(6)*	Broadband Access Equipment Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.85(6)*	Broadband Access Services Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.86(6)*	Broadband Access Software Contract between Reliance Infocomm Limited and UTStarcom, Inc. dated as of October 1, 2002.
10.87(5)*	Equipment Purchase Agreement, dated as of February 4, 2003, by and between Tata Teleservices Limited and UTStarcom, Inc.
10.88(7)	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan.
10.89(8)	Change of Control Severance Agreement, dated as of January 17, 2003, by and between Hong Liang Lu and UTStarcom, Inc.
10.90(8)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between Ying Wu and UTStarcom, Inc.
10.92(8)	Change of Control Severance Agreement, dated as of January 31, 2003, by and between William X. Huang and UTStarcom, Inc.
10.97(10)*	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.

10.98(10)*	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.
10.99(10)*	Asset Purchase Agreement among Hyundai Syscomm, Inc., 3R Inc., Dr. Seong IK Jang and UTStarcom, Inc., dated February 26, 2004.
10.101(11)	Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004.
10.102(12)*	Continuous Basic Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.103(12)*	Sale and Purchase Agreement between Japan Telecom Co., Ltd. and Telecom Sales and Marketing K.K., dated August 20, 2004.
10.104(14)**	Distributor Agreement, dated as of December 20, 2004, by and between Curitel Communications, Inc. and UTStarcom Personal Communications LLC.
10.106(15)*	Committed Receivables Purchase Agreement dated August 1, 2005 between UTStarcom Personal Communications LLC and Citibank, N.A.
10.107(16)	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005
10.108(16)	Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc., dated September 6, 2005.
10.109(16)	Form of Restricted Stock Agreement for use under the Company's 1997 Stock Plan.
10.110(17)	Form of Director and Officer Stock Option Agreement for use with stock option grants to directors and executive officers of the Company under the Company's 1997 Stock Plan.
21.1†	Subsidiaries of UTStarcom.
23.1†	Consent of Independent Registered Public Accounting Firm.
24.1††	Power of Attorney.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

**
Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC.

†
Incorporated by reference to the registrants' Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on June 1, 2006.

††
Incorporated by reference to signature page to the registrant's Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on June 1, 2006.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrants' Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on June 1, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.
Date: June 26, 2006
	By:	/s/ FRANCIS P. BARTON
	Name:	Francis P. Barton
	Title:	Vice-President, Finance and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ HONG LIANG LU Hong Liang Lu	President and Chief Executive Officer (principal executive officer), Chairman of the Board of Directors	June 26, 2006
/s/ FRANCIS P. BARTON Francis P. Barton	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	June 26, 2006
* Jeff Clarke	Director	June 26, 2006
* Larry D. Horner	Director	June 26, 2006
* Allen Lenzmeier	Director	June 26, 2006
* Thomas Toy	Director	June 26, 2006
* Ying Wu	Director	June 26, 2006
*By:	/s/ FRANCIS P. BARTON Francis P. Barton Attorney-in-fact

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

EXPLANATORY NOTE
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