Form 10-Q/A
period 2006-03-31
UTSTARCOM INC
filed 2006-06-26
CIK 1030471

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

EXPLANATORY NOTE

        UTStarcom, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A to correct the typographical error contained in Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the Securities and Exchange Commission on June 22, 2006 (the "Original Filing"). Exhibit 32.1 to the Original Filing contained an incorrect date. Accordingly, the Company is re-filing the Original Filing in its entirety with an updated Exhibit Index and Exhibit 32.1 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended. The Company has not made any other changes to the Original Filing.

        This Amendment No. 1 on Form 10Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date.

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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Quarterly Report on Form 10-Q, which was filed on June 22, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: June 26, 2006	By:	/s/ HONG LIANG LU Hong Liang Lu President, Chief Executive Officer and Director (Principal Executive Officer)
Date: June 26, 2006	By:	/s/ FRANCIS P. BARTON Francis P. Barton Executive Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

QuickLinks

EXPLANATORY NOTE
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