Form 10-Q
period 2006-06-30
UTSTARCOM INC
filed 2006-08-09
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes ☐ No ☒

        As of August 1, 2006 there were 120,839,532 shares of the registrant's common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$647,274	$645,571
Short-term investments	10,339	13,266
Accounts receivable, net of allowances for doubtful accounts of $71,619 and $67,789 at June 30, 2006 and December 31, 2005, respectively	383,507	453,671
Accounts receivable, related parties, net of allowancec for doubtful accounts of $16 and $5 at June 30, 2006 and December 31, 2005, respectively	41,110	69,293
Notes receivable	11,593	2,065
Inventories	455,015	425,955
Deferred costs/Inventories at customer sites under contracts	256,812	239,876
Prepaids	60,085	61,795
Short-term restricted cash and investments	71,119	53,680
Other current assets	34,092	37,267

Total current assets	1,970,946	2,002,439
Property, plant and equipment, net	216,325	233,403
Long-term investments	29,824	26,023
Goodwill	3,063	3,063
Intangible assets, net	65,568	75,313
Other long-term assets	31,092	25,811

Total assets	$2,316,818	$2,366,052

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$363,097	$320,677
Short-term debt	122,587	198,826
Income taxes payable	37,101	33,608
Customer advances	291,964	221,301
Deferred revenue	66,776	69,030
Other current liabilities	218,194	289,867

Total current liabilities	1,099,719	1,133,309
Long-term debt	274,900	274,900
Other long-term liabilities	27,470	20,958

Total liabilities	1,402,089	1,429,167
Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	7,593	8,338

Stockholders' equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 120,618,764 and 120,585,158 at June 30, 2006 and December 31, 2005, respectively	152	152
Additional paid-in capital	1,171,175	1,168,166
Deferred stock compensation	—	(3,493)
Accumulated deficit	(285,252)	(253,174)
Accumulated other comprehensive income	21,061	16,896

Total stockholders' equity	907,136	928,547

Total liabilities, minority interest and stockholders' equity	$2,316,818	$2,366,052

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
Net sales
Unrelated party	$515,733	$691,431	$1,076,094	$1,295,362
Related party	33,413	28,328	69,623	326,281

	549,146	719,759	1,145,717	1,621,643
Cost of net sales
Unrelated party	414,364	591,892	873,744	1,128,844
Related party	25,496	15,729	40,233	143,237

Gross profit	109,286	112,138	231,740	349,562

Operating expenses:
Selling, general and administrative	82,423	103,009	165,593	212,020
Research and development	46,743	65,621	93,052	131,881
Amortization of intangible assets	4,821	6,776	9,746	13,748
In-process research and development	—	660	—	660
Restructuring	—	15,127	—	15,127

Total operating expenses	133,987	191,193	268,391	373,436

Operating loss	(24,701)	(79,055)	(36,651)	(23,874)

Interest income	3,947	1,452	7,479	2,801
Interest expense	(3,166)	(4,711)	(6,667)	(8,989)
Other income, net	6,887	8,867	10,454	2,020

Loss before income taxes, minority interest and equity in loss of affiliated companies	(17,033)	(73,447)	(25,385)	(28,042)
Income tax expense	(4,669)	(240)	(7,508)	(7,920)
Minority interest in losses of consolidated subsidiaries	259	313	815	91
Equity in loss of affiliated companies	—	(574)	—	(1,033)

Net loss	$(21,443)	$(73,948)	$(32,078)	$(36,904)

Loss per share—Basic and diluted	$(0.18)	$(0.64)	$(0.27)	$(0.32)
Weighted average shares used in per-share calculation:
—Basic and diluted	120,608	114,880	120,604	114,702

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2006	2005
		As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,078)	$(36,904)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,653	51,411
Loss on sale and disposal of assets	2,169	3,684
Loss on asset impairment	—	6,739
Stock compensation expense	8,769	1,153
Provision for doubtful accounts	3,133	33,609
Provision for inventory	5,978	28,241
Deferred income taxes	—	97,466
Gain on extinguishment of debt	—	(11,094)
Other	(2,930)	2,768
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	97,596	(74,915)
Inventories	(36,916)	41,929
Deferred costs/Inventories at customer sites under contracts	(13,677)	(31,966)
Other current and non-current assets	(7,784)	58,378
Accounts payable	39,693	24,830
Income taxes payable	3,438	(140,379)
Customer advances	69,280	(225,238)
Deferred revenue	(2,699)	19,892
Other current liabilities	(89,469)	11,035

Net cash provided by (used in) operating activities	79,156	(139,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,288)	(46,325)
Investment in affiliates, net of cash acquired	(302)	(2,550)
Purchase of business, net of cash acquired	—	(23,806)
Proceeds from sale of business	19,965	—
Proceeds from disposal of property	—	663
Change in restricted cash and investments	(19,994)	2,708
Purchase of short-term investments	(21,810)	(123,768)
Proceeds from sale of short-term investments	25,588	228,649
Other	1,672	(750)

Net cash (used in) provided by investing activities	(7,169)	34,821

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	62,545	278,381
Payments on borrowings	(140,053)	(373,081)
Cash paid to extinguish debt	—	(15,781)
Other	1,967	4,579

Net cash used in financing activities	(75,541)	(105,902)
Effect of exchange rate changes on cash and cash equivalents	5,257	(1,766)

Net increase (decrease) in cash and cash equivalents	1,703	(212,208)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	645,571	562,532

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$647,274	$350,324

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$4,596	$8,179
Income taxes	$3,529	$11,387
Non-cash operating activity
Accounts receivable transferred to notes receivable	$15,376	$34,551
Property, plant and equipment exchanged for long-term investment	$5,500	$—

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     BASIS OF PRESENTATION

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

        The accompanying financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2005 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's audited December 31, 2005 financial statements, including the notes thereto, and other information set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as amended.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

2.     RESTATEMENT OF FINANCIAL STATEMENTS

        The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2004 and 2003. Accordingly, the consolidated balance sheets at December 31, 2004 and 2003, and consolidated statements of operations, stockholders' equity and cash flows for the years then ended were restated from amounts previously reported, and are included in the Form 10-K for the year ended December 31, 2005, as amended. In addition, the unaudited quarterly condensed consolidated financial statements for the interim reporting periods during the years ended December 31, 2005, 2004 and 2003 are also restated and are included in the "Quarterly Financial Data (unaudited)" in the Form 10-K for the year ended December 31, 2005, as amended, following the Notes to the Consolidated Financial Statements therein.

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

        The following tables summarize the impact of the restatement adjustments on the consolidated statement of operations for the three and six months ended June 30, 2005:

	Three months ended June 30, 2005
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$692,315	$(884)	$691,431
Related party	30,646	(2,318)	28,328

	722,961	(3,202)	719,759
Cost of net sales
Unrelated party	596,785	(4,893)	591,892
Related party	16,729	(1,000)	15,729

Gross profit	109,447	2,691	112,138

Operating expenses:
Selling, general and administrative	102,808	201	103,009
Research and development	65,621	—	65,621
In-process research and development	660	—	660
Amortization of intangible assets	6,776	—	6,776
Restructuring costs	15,127	—	15,127

Total operating expenses	190,992	201	191,193

Operating loss	(81,545)	2,490	(79,055)

Interest income	1,452	—	1,452
Interest expense	(4,711)	—	(4,711)
Other income, net	8,867	—	8,867

Income before income taxes, minority interest and equity in loss of affiliated companies	(75,937)	2,490	(73,447)
Income tax expense (benefit)	(1,485)	1,725	240
Minority interest in losses of consolidated subsidiaries	313	—	313
Equity in loss of affiliated companies	(574)	—	(574)

Net loss	$(74,713)	$765	$(73,948)

Earnings per share—Basic and diluted	$(0.65)	$0.01	$(0.64)
Weighted average shares used in per-share calculation:
—Basic and diluted	114,880	114,880	114,880

	Six months ended June 30, 2005
	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Net sales
Unrelated party	$1,298,475	$(3,113)	$1,295,362
Related party	326,281	—	326,281

	1,624,756	(3,113)	1,621,643
Cost of net sales
Unrelated party	1,134,423	(5,579)	1,128,844
Related party	142,697	540	143,237

Gross profit	347,636	1,926	349,562

Operating expenses:
Selling, general and administrative	211,018	1,002	212,020
Research and development	132,281	(400)	131,881
In-process research and development	660	—	660
Amortization of intangible assets	13,748	—	13,748
Restructuring costs	15,127	—	15,127

Total operating expenses	372,834	602	373,436

Operating loss	(25,198)	1,324	(23,874)

Interest income	2,801	—	2,801
Interest expense	(8,989)	—	(8,989)
Other income, net	2,020	—	2,020

Income before income taxes, minority interest and equity in loss of affiliated companies	(29,366)	1,324	(28,042)
Income tax expense (benefit)	6,399	1,521	7,920
Minority interest in losses of consolidated subsidiaries	91	—	91
Equity in loss of affiliated companies	(1,033)	—	(1,033)

Net loss	$(36,707)	$(197)	$(36,904)

Earnings per share—Basic and diluted	$(0.32)	$—	$(0.32)
Weighted average shares used in per-share calculation:
—Basic and diluted	114,702	114,702	114,702

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, contract revenue is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue ("EITF") No. 00-21 ("Accounting for Revenue Arrangements with Multiple Deliverables") and SEC Staff Accounting Bulletin No. 104 ("Revenue Recognition"). Multiple element arrangements primarily involve the sale of equipment, installation, training and the provision of such equipment to different locations for the same customer. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of fair value does not exist, revenue is deferred until such services are deemed complete, or until the time the Company can establish verifiable objective evidence.

        Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and the Company is entitled to full payment. The Company will not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction. Additionally, the Company does not recognize revenue when cash payments are received from customers for transactions that do not have the customer's final acceptance. The Company records these cash receipts as customer advances, and defers revenue recognition until final acceptance is received.

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2 ("Software Revenue Recognition") as amended, and EITF No. 03-05 ("Applicability of SOP 97-2 to non-software deliverables containing more than incidental software.") The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE"). VSOE of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract revenue is recognized as revenue. If evidence of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred and recognized when delivery of all elements occurs or when VSOE can be established.

        The Company recognizes revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, principally related to maintenance and support contracts, is recognized ratably over the contract term. Revenues from services were less than 10% of revenues for all periods present.

        The Company also sells products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." In most cases, the Company has developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

        The Company has sales agreements with certain wireless customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to such customers or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. The Company estimates the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions and then records its estimate of the rebate amount at the time of the sale. The Company also enters into sales incentive programs, such as co-marketing arrangements, with certain wireless and handset customers. The Company records the incurred incentive as a reduction of revenue when the sales revenue is recognized.

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

Stock-Based Compensation

        On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for periods beginning in the fiscal year 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

        The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 was recognized using the straight-line single-option method, and the Company will continue to use the straight-line single option method for all share-based payment awards granted subsequent to December 31, 2005. The stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company's pro forma information required under SFAS 123 for the periods prior to the fiscal year 2006, the Company accounted for forfeitures as they occurred.

        The Company has used the Black-Scholes option-pricing model ("Black-Scholes model") method of valuation for share-based awards granted on or prior to December 31, 2005, and has continued to use the Black-Scholes model for subsequent share-based payment awards. The Company's determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company uses historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility. The Company estimates an expected term of options granted based upon the Company's historical exercise and cancellation data for vested options. In addition, separate groups of employees that have similar exercise behavior are considered separately. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The Company bases the risk free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All stock based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

4.     STOCK-BASED COMPENSATION

Stock Option Plans

The 1997 Stock Plan:

        Prior to the adoption of the 2006 Equity Incentive Plan (the "2006 Plan") by the Company's stockholders on July 21, 2006, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of common stock and stock purchase rights under the 1997 Stock Plan (the "1997 Plan"). On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the 1997 Plan. In December 1999, the Board of Directors amended the 1997 Plan, which the Company's stockholders approved in February 2000. As of June 30, 2006, the Company was authorized to issue up to 36,353,183 shares subject to options under the plan. As of June 30, 2006, there were options to purchase 21,509,230 shares of common stock outstanding under the 1997 Plan.

        The 1997 Plan was terminated upon adoption of the 2006 Plan by the Company's stockholders on July 21, 2006. Beginning on July 21, 2006, any shares (i) reserved but not issued under the 1997 Plan or (ii) subject to outstanding options or other equity awards granted under the 1997 Plan which terminate, expire or are forfeited or repurchased by the Company will be added to the 2006 Plan for future issuance thereunder. For more discussion on the 2006 Plan, please see Note 25 to Condensed Consolidated Financial Statements in this Form 10-Q. The 1997 Plan will continue to govern all options and other equity awards issued and outstanding under the 1997 Plan.

        Options granted under the 1997 Plan prior to July 21, 2006 were either incentive stock options ("ISOs") intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options

("NSOs"), which did not so qualify. The Compensation Committee of the Board of Directors ("Compensation Committee") oversaw the selection of eligible persons for option grants and determined the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options would be ISOs or NSOs. The exercise price of ISOs granted under the 1997 Plan could not be less than 100% of the fair market value of common stock on the grant date, while the exercise price of NSOs could be determined by the Compensation Committee in its discretion. Options granted under the 1997 Plan were generally not transferable during the life of the optionee.

        Under the 1997 Plan, options vest and become exercisable as determined by the Compensation Committee, generally over four years. Options may generally be exercised at any time after they vest and before their expiration date as determined by the Compensation Committee. However, no option may be exercised more than ten years after the grant date. Options will generally terminate (i) 12 months after the death or permanent disability of an optionee and (ii) 90 days after termination of employment for any other reason. The aggregate fair market value of the shares of common stock represented by ISOs that become exercisable in any calendar year by any one option holder may not exceed $100,000. Options in excess of this limit are treated as NSOs.

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

        Prior to the adoption of the 2006 Plan, the Company could also grant restricted stock purchase rights to eligible participants under the 1997 Plan. Under the 1997 Plan, any shares purchased pursuant to restricted stock purchase rights were subject to a restricted stock purchase agreement. Unless the Compensation Committee determined otherwise, this agreement granted the Company a right to repurchase the restricted stock upon the voluntary or involuntary termination of the employee for any reason, including death or disability prior to vesting. The purchase price for repurchased shares was the original price paid and could be paid by cancellation of any indebtedness owed to the Company.

        The shares of restricted stock are subject to the Company's right of repurchase, which lapse over a period of four years. 50,000 shares of restricted stock subject to such repurchase right of the Company were purchased by employees and outstanding during the six months ended June 30, 2006, with a fair value of $0.4 million. The Company also granted rights to purchase 346,017 shares of restricted stock to employees and directors during the six months ended June 30, 2006, of which the rights to purchase 301,133 shares of restricted stock were allowed to lapse unexercised in March 2006.

2001 Director Option Plan:

        Prior to the adoption of the 2006 Plan on July 21, 2006, those directors who were not employees of the Company ("Outside Directors") were eligible to receive options to purchase shares of common stock under the 2001 Director Option Plan (the "2001 Plan"). The 2001 Plan was adopted by the Board of Directors on March 2, 2001 and was approved by the Company's stockholders in May 2001. In July 2001, the Board of Directors amended the 2001 Plan. As of June 30, 2006, the Company was authorized to issue up to 1,200,000 shares pursuant to options under the 2001 Plan. As of June 30, 2006, there were options to purchase 360,000 shares of common stock outstanding under the 2001 Plan. The Compensation Committee has been the administrator of the 2001 Plan. As of June 30, 2006, Directors Horner, Lenzmeier, Clarke and Toy were Outside Directors. Under the 2001 Plan, all grants of options to Outside Directors were automatic and nondiscretionary. On April 27, 2006, the Board of Directors suspended until further action all future grants of stock options to our Outside Directors under the 2001 Plan.

        The 2001 Plan was terminated upon adoption of the 2006 Plan by the Company's stockholders on July 21, 2006. Beginning on July 21, 2006, any shares (i) reserved but not issued under the 2001 Plan or (ii) subject to outstanding options granted under the 2001 Plan which terminate, expire or are forfeited will be added to the 2006 Plan for future issuance thereunder. For more discussion on the 2006 Plan, please see Note 25 to Condensed Consolidated Financial Statements in this Form 10-Q. The 2001 Plan will continue to govern all options issued and outstanding under the 2001 Plan.

        Under the terms of the 2001 Plan, each Outside Director was automatically granted an option to purchase eighty thousand shares of common stock (the "First Option") on the date on which such person first became an Outside Director (the "Anniversary Date"). A director who was an employee of the Company and ceased employment with the Company to become an Outside Director could receive an option to purchase twenty thousand shares of common stock (a "Subsequent Option") at the Company's first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided that he or she was serving as an Outside Director on each such date. As such time as each Outside Director's First Option was fully vested, each Outside Director was automatically granted a Subsequent Option on the Anniversary Date of each year provided that he or she was then an Outside Director.

        Under the terms of the 2001 Plan, the exercise price of each option granted equaled the market value of the common stock on the date of grant. Such options have terms of ten years, but terminate earlier if the individual ceases to serve as a director. The First Option grants vest as to 25% of shares subject to the First Option on each of the first four anniversaries of its date of grant. The Subsequent Option grants vest as to 100% of the shares subject to the Subsequent Option on the first anniversary of its date of grant.

Issanni Communications, Inc. Incentive Program:

        The Issanni plan was established for the issuance of up to a total of 39,876 shares of UTStarcom's common stock to specified former employees of Issanni Communications, Inc. ("Issanni") who became UTStarcom's employees in connection with UTStarcom's acquisition of Issanni. The Issanni plan is administered by the Board of Directors or the Compensation Committee. A participant in the Issanni plan is eligible to earn and vest in a designated number of shares that are subject to the award of shares made to a participant under the plan, based upon the attainment of one of six milestones related to the amount of revenue generated from Issanni products in 2002 and 2003 and subject to the participant's continued employment with Issanni, the Company or one of their subsidiaries through the day of the determination that the applicable milestone has been satisfied. In addition, each participant is entitled to receive the unearned shares, if any, on the fifth anniversary of the acquisition of Issanni if the employee continues to be employed with Issanni, the Company or any of their subsidiaries on such date regardless of whether any milestone is attained. The shares subject to an award will in any event become issuable, whether or not the milestones were achieved and whether or not the five-year vesting schedule has elapsed, upon (i) the sale or the discontinuation of the Company or UTStarcom International Products Inc., (ii) the sale of substantially all or any of the technology acquired by UTStarcom International Products Inc. in connection with the acquisition of Issanni, or (iii) the employment termination of certain Issanni principals.

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

The 2003 Non-Statutory Stock Option Plan:

        Prior to the adoption of the 2006 Plan on July 21, 2006, directors, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of the Company's common stock under the 2003 Nonstatutory Stock Option Plan (the "2003 Plan"). The 2003 Plan was adopted by the Board of Directors on April 15, 2003. Only nonstatutory stock options, which would not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, could be granted under the 2003 Plan. As of June 30, 2006, the Company was authorized to issue up to 1,500,000 shares pursuant to options granted under the 2003 Plan, subject to adjustment in certain instances (including stock splits, stock dividends, business combinations or other changes in capitalization). As of June 30, 2006, options to purchase 979,535 shares of common stock were outstanding under the 2003 Plan.

        The 2003 Plan was terminated upon adoption of the 2006 Plan by the Company's stockholders on July 21, 2006. Beginning on July 21, 2006, any shares (i) reserved but not issued under the 2003 Plan or (ii) subject to outstanding options granted under the 2003 Plan which terminate, expire or are forfeited will be added to the 2006 Plan for future issuance thereunder. For more discussion on the 2006 Plan, please see Note 25 to Condensed Consolidated Financial Statements in this Form 10-Q. The 2003 Plan will continue to govern all options issued and outstanding under the 2003 Plan.

        The 2003 Plan has been administered by the Compensation Committee. The Compensation Committee oversaw the selection of the eligible persons to whom options would be granted and determined the number of shares subject to the option, exercise prices, vesting periods and other terms applicable to each option.

        Options granted under the 2003 Plan generally vest and become exercisable over four years, and may be exercised at any time after they vest but before their expiration date. Options will generally terminate (i) 12 months after the death or employment termination due to disability of an option holder and (ii) 90 days after termination of an option holder's service for any other reason other than for disability or due to the option holder's death. No option, however, may be exercised more than ten years after the grant date.

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

        A summary of activity under all Plans follows:

	Number of options	Weighted average exercise price	Shares available for grant
Options outstanding, December 31, 2005	19,908,010	$18.34	6,495,767
Options authorized in 2006	—	—	400,000
Options granted	5,171,650	6.32	(5,171,650)
Options exercised	(33,606)	3.79	—
Options forfeited or expired	(2,179,455)	17.84	2,179,455

Options outstanding, June 30, 2006	22,866,599	$15.69	3,903,572

Stock Award Activity

        During the six months ended June 30, 2006, the Company granted restricted stock awards to its employees under the 1997 Stock Option Plan. Such awards generally vest over a period of four years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted are considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. The grant of restricted stock awards is deducted from the shares available for grant under the Company's stock option plan. Restricted stock activity under the Company's stock option plans for the six months ended June 30, 2006 is summarized below:

	Restricted stock outstanding	Weighted average grant date fair value
Balance at December 31, 2005	150,000	$8.15
Restricted stock purchased as of June 30, 2006	50,000	8.33
Restricted stock forfeited as of June 30, 2006	—	—
Restricted stock vested as of June 30, 2006	—	—

Balance at June 30, 2006*	200,000	$8.19

*
As of June 30, 2006, rights to purchase an additional 44,884 shares of restricted stock were outstanding

        Information regarding the stock options outstanding at June 30, 2006 is summarized below:

	Options Outstanding				Options Exercisable
Range of exercise price	Outstanding at June 30, 2006	Weighted average exercise price	Intrinsic value	Weighted average remaining contractual life	Exercisable at June 30, 2006	Weighted average exercise price	Intrinsic value
			(in thousands)	(in years)			(in thousands)
$ 0.06 - $ 0.07	28,321	$0.06	$219	2.4	28,321	$0.06	$219
0.25 - 0.25	16,781	0.25	127	2.2	16,781	0.25	127
1.57 - 2.28	169,474	2.23	942	1.4	169,474	2.23	942
2.50 - 3.65	118,254	3.47	511	2.4	118,254	3.47	511
4.00 - 5.99	643,009	4.67	2,006	3.8	567,459	4.50	1,867
6.06 - 8.87	7,544,729	6.63	8,752	9.5	172,778	7.68	19
9.38 - 13.61	2,883,681	11.45	—	6.6	1,677,632	11.64	—
14.23 - 21.32	5,566,676	18.17	—	5.2	4,892,894	18.24	—
21.53 - 32.05	4,636,824	26.58	—	6.5	4,584,141	26.63	—
32.65 - 45.21	1,258,850	37.72	—	5.1	1,258,850	37.72	—

$ 0.06 - $45.21	22,866,599	$15.69	$12,557	7.0	13,486,584	$20.99	$3,685

Options exercisable and expected to vest June 30, 2006	20,717,139	$15.69	$11,376

The intrinsic value is calculated as the difference between the market value as reported by NASDAQ on June 30, 2006 and the exercise price of the in-the-money shares. The total intrinsic value of options exercised and the amount of cash received for the exercise of options during the six months ended June 30, 2006 were not significant. The weighted average remaining contractual life of options exercisable was 6.3 years, and the weighted average remaining contractual life of options expected to vest was 7.0 years as of June 30, 2006.

2000 Employee Stock Purchase Plan:

        In February 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan. The purchase plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code.

        The Company has reserved 1,914,934 shares of common stock for sale under the stock purchase plan at June 30, 2006. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 2.0 million shares, or 2% of the outstanding shares of the Company's common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan is administered by the Board or a committee appointed by the Board.

        The stock purchase plan is implemented by offering periods, the duration of which may not exceed 24 months. Offering periods may contain interim purchase periods. Shares purchased under the stock purchase plan will be held in separate accounts for each participant. The first offering period began in March 2000 and ended on the last trading day before April 30, 2002. There were no shares issued in May 2006 as the Company was not current with the filings of its annual report on Form 10-K for the year ended December 31, 2005 and quarterly report on Form 10-Q for the quarter ended March 31, 2006. The May 2006 offering period commenced on June 29, 2006, and terminates on May 14, 2008. Subsequent consecutive overlapping offering periods begin on May 15 and November 15 annually. These offering periods end twenty-four months thereafter.

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

Stock-Based Compensation

        The assumptions used to value option grants for the periods ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		as restated		as restated
Expected remaining term in years	4.0	4.0	4.0	4.0
Weighted average risk-free interest rate	4.95%	3.77%	4.67%	3.71%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Volatility	55.89%	71.00%	56.44%	67.16%

        The assumptions used to value employee stock purchase plan shares for the periods ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
Expected remaining term in years	1.5	0.5	1.5	0.5
Weighted average risk-free interest rate	4.64%	2.69%	4.64%	2.69%
Expected dividend rate	0.00%	0.00%	0.00%	0.00%
Volatility	60.89%	52.00%	60.89%	52.00%

        At June 30, 2006, there was $36.4 million of total unrecognized compensation cost related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted average fair value (computed using the Black-Scholes option pricing model) of options granted under the stock option plans during the six months ended June 30, 2006 was $3.00 per share.

        The total stock-based compensation cost recognized in income for the three and six month periods ended June 30, 2006 was as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(in thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options	$3,707	$6,882
Employee stock purchase plan	367	734
Restricted stock	536	1,153
Tax effect	—	—

Total	$4,610	$8,769

        Adopting SFAS 123(R) increased pre-tax loss by $4.1 million and $7.6 million during the three and six months ended June 30, 2006, respectively, and decreased basic and diluted earnings per share by $0.03 and $0.06 during the three and six months ended June 30, 2006, respectively.

Prior to the adoption of SFAS 123(R)

        The pro forma information required under SFAS 123 for the three and six months ended June 30, 2005 was as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
	As restated	As restated
	(in thousands, except per share data)
Basic and diluted
Net loss:
As reported	$(73,948)	$(36,904)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	412	822
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(5,739)	(12,017)

Pro forma net loss	$(79,275)	$(48,099)

Basic and diluted loss per share:
As reported	$(0.64)	$(0.32)
Pro forma	$(0.70)	$(0.42)

5.     (LOSS) EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income available to holders of common stock by the weighted average number of shares of the Company's common stock outstanding during the period. Diluted earnings per share is determined by adjusting net income as reported by the effect of dilutive securities and increasing the number of shares by potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares of common stock consist of employee stock options, a written call option, unvested restricted stock, warrants, convertible subordinated notes and unvested acquisition-related stock options.

        The following is a summary of the calculation of basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands, except per share data)
Numerator:
Net loss for basic EPS computation	$(21,443)	$(73,948)	$(32,078)	$(36,904)
Effect of dilutive securities 7/8% convertible subordinated notes	—	—	—	—

Net loss adjusted for dilutive securities	$(21,443)	$(73,948)	$(32,078)	$(36,904)

Denominator:
Shares used to compute basic EPS	120,608	114,880	120,604	114,702
Dilutive common stock equivalent shares	—	—	—	—

Shares used to compute diluted EPS	120,608	114,880	120,604	114,702

Loss per share—basic and diluted	$(0.18)	$(0.64)	$(0.27)	$(0.32)

        Potentially dilutive shares are excluded from the computation of diluted net loss per share in which their effect would be anti-dilutive for the three and six months ended June 30, 2006 and 2005. These shares included 7.3 million stock options with exercise prices below market, 15.6 million stock options with exercise prices above market, 0.8 million restricted shares, and conversion of subordinated notes of 11.5 million as of June 30, 2006, included 1.2 million stock options with exercise prices below market, 17.6 million stock options with exercise prices above market, and conversion of subordinated notes of 16.9 million as of June 30, 2005.

        At June 30, 2006, the Company's 7/8% convertible subordinated notes ("Notes") outstanding were ineligible for conversion into shares of common stock. For each $1,000 of aggregate principal amount of notes converted, the Company will deliver 42.0345 shares of common stock, if the Company's closing stock price exceeds $26.17 as of the last trading day of the immediately preceding fiscal quarter. At March 31, 2006, the closing price of the Company's common stock was below $26.17. In September 2004, the EITF reached a consensus related to EITF No. 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" which requires contingently convertible debt instruments to be treated as "if converted" for the purpose of computing the earnings per share.

        The Company entered into convertible bond hedge and call option transactions to reduce the potential dilution from conversion of the notes. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008. Using the treasury stock method, under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS128"), during periods when the average price of the Company's stock is above the specified strike prices of the bond hedge and call option transaction, the effect to the diluted earnings per share calculation would be a decrease to the denominator for the bond hedge transaction, and an increase to the denominator for the call option transaction. However, only the potential dilutive effect with respect to the call option transaction is included in the Company's diluted earnings per share calculations. The convertible bond hedge, under SFAS 128, is always anti-dilutive.

        During the three and six months ended June 30, 2006 and 2005, the average price of the Company's stock was below the specified strike prices of both the convertible bond hedge and call option transactions and, therefore, there was no dilutive effect.

6.     COMPREHENSIVE LOSS

        The reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Net loss	$(21,443)	$(73,948)	$(32,078)	$(36,904)
Unrealized gain (loss) on investments	(21)	(8)	2	(8)
Foreign currency translation	1,766	(81)	4,163	(556)

Total comprehensive loss	$(19,698)	$(74,037)	$(27,913)	$(37,468)

7.     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available for sale securities included in cash and cash equivalents at June 30, 2006 or December 31, 2005. Short-term investments, consisting entirely of available-for-sale securities, were $10.3 million and $13.3 million at June 30, 2006 and December 31, 2005, respectively.

These available for sale securities consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of comprehensive other income. Realized gains and losses are reported in earnings.

        The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes sold during the three and six months ended June 30, 2006.

        Any notes that have been sold are not included in the Company's consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), have been met. Under SFAS 140, upon a transfer, the transferor or entity must de-recognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received.

8.     RESTRICTED CASH AND INVESTMENTS

        At June 30, 2006 the Company had short-term restricted cash and investments of $71.1 million and long-term restricted cash of $2.9 million. At December 31, 2005 the Company had short-term restricted cash and investments of $53.7 million, and long-term restricted cash of $0.3 million. These amounts are primarily comprised of restricted cash held to collateralize commercial and standby letters of credit.

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

9.     ACCOUNTS AND NOTES RECEIVABLE

        The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable available for sale were $11.6 million and $2.1 million at June 30, 2006 and December 31, 2005, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Any notes that have been sold are not included in the Company's consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, "Accounting for Transfers and Services of Financial Assets and Extinguishment of Liabilities," has been met. There were no notes receivable sold during the three and six months ended June 30, 2006 and 2005.

        In August 2005, the Company entered into a Committed Receivables Purchase Agreement ("Agreement") with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement. The Agreement contains provisions customary in transactions of this nature including certain commitment fees. During the three and six months ended June 30, 2006, no receivables have been sold pursuant to provisions of the Agreement, and the Company recorded commitment fees of $0.3 million.

10.   INVENTORIES

        As of June 30, 2006 and December 31, 2005, total inventories consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials	$72,554	$70,608
Work-in-process	38,898	27,582
Finished goods	296,038	270,374
Inventories at customer sites without contracts	47,525	57,391

Total inventories	$455,015	$425,955

11.   SALE OF BUSINESS

Marvell Technology Group Ltd.:

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

        As of June 30, 2006, the $4.0 million in cash held in escrow was recorded in other assets. The net proceeds received of $23.4 million were allocated between the assets sold and the supply agreement, in the amounts of $2.9 million and $20.5 million, respectively. The value allocated to the supply agreement is included in other current and long-term liabilities, and will be amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of June 30, 2006, approximately $1.0 million has been amortized against cost of sales.

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

12.   GOODWILL AND INTANGIBLE ASSETS

        As of June 30, 2006 and December 31, 2005, goodwill was $3.1 million, the entire amount of which was allocated to the service operating segment. As of June 30, 2006 and December 31, 2005, intangible assets consisted of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Intangible assets:
Existing technology	$39,530	$39,530
Less accumulated amortization	(24,815)	(21,702)

	$14,715	$17,828

Customer relationships	$57,220	$57,220
Less accumulated amortization	(15,328)	(12,037)

	$41,892	$45,183

Supplier relationships	$5,300	$5,300
Less accumulated amortization	(4,417)	(3,092)

	$883	$2,208

Trade names	$4,940	$4,940
Less accumulated amortization	(3,162)	(2,496)

	$1,778	$2,444

Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(4,500)	(3,150)

	$6,300	$7,650

Total intangible assets	$65,568	$75,313

        Amortization expense was $4.8 million and $6.8 million for the three months ended June 30, 2006 and 2005, respectively, and was $9.7 million and $13.7 million for the six months ended June 30, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangibles for each of the five years from the year ended December 31, 2007 through the year ended December 31, 2011 is $16.0 million, $12.7 million, $6.9 million, $5.1 million and $5.1 million, and is $10.6 million thereafter.

        The weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

Weighted Average Life
(in years)
Technology	2.4
Customer relationships	6.4
Supplier relationships	0.3
Trade names	1.3
Non-compete	2.3

Total	3.4

13.   LONG-TERM INVESTMENTS

        The Company's investments are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Cellon International	$13,500	$8,000
Restructuring Fund No. 1	—	1,538
Global Asia Partners L.P.	1,700	1,700
Fiberxon Inc.	3,000	3,000
Immenstar	2,000	2,000
Matsushita Joint Venture	—	465
GCT SemiConductor	3,000	3,000
Xalted Networks	3,302	3,000
Infinera	1,902	1,902
Others	1,420	1,418

Total	$29,824	$26,023

Cellon International

        In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation ("Cellon") with additional investments of $3.0 million each in April and December 2002. Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. In November 2005, the Company and Cellon entered into an agreement under which the Company received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees. This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income. As of June 30, 2006, with the additional shares obtained in the purchase transaction, the Company had an 11% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the Company and other relevant factors.

        In May 2006, the Company has also entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development. Cellon will pay the Company a royalty if certain technology shared by the Company to Cellon is used in products developed and sold through November 2007. Approximately $1.3 million of the prepaid has been consumed in the three months ended June 30, 2006.

Matsushita Joint Venture

        In December 2005 the parties agreed to dissolve the partnership. A final distribution was made in April, 2006 that did not materially exceed the carrying value of the investment.

Restructuring Fund No. 1

        During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The fund has a separate management team, and none of the Company's employees are employed by the fund. The Company accounts for this investment under the equity method of accounting. The Company received a cash distribution of approximately $0.7 million in March 2006 and an additional cash distribution of $1.5 million in May, 2006 and reduced the carrying value of the investment accordingly. Income of $0.7 million in excess of our carrying value has been recognized in other income. There were no cash distributions during the three or six months ended June 30, 2005. The fund is in the process of dissolving and will make a final cash distribution, if any, during the second half of 2006.

Xalted Networks

        In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks ("Xalted"). In March 2006 the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company has a 10% ownership interest in Xalted and accounts for the investment under the cost method. As of June 30, 2006, the Company has not recorded any impairment of this investment.

14.   DEBT

        The following represents the outstanding borrowings at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
	(in thousands)
Bank loans	$122,587	$198,826
Long-term debt	274,900	274,900

Total debt	397,487	473,726
Long-term debt	274,900	274,900

Short-term debt	$122,587	$198,826

        Occasionally, the Company issues short-term notes payable to its vendors, in lieu of trade accounts payable. None were issued during the six months ended June 30, 2006. The payment terms are normally three to nine months and are typically non-interest bearing. At June 30, 2006, the Company had loans with various banks totaling $122.6 million with interest rates of 5.02% per annum. These bank loans mature during 2006 and 2007, and are included in short-term debt. There are no significant covenants associated with these loans.

        On March 12, 2003, the Company completed an offering of convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. During 2005, a portion of the notes was extinguished. As of June 30, 2006 and December 31, 2005, $274.6 million of these notes were outstanding. The notes bear interest at a rate of 7/8% per annum and are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company's common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance have been recorded in other long-term assets and are being amortized over the life of the notes.

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

        The Company recorded these instruments at cost, and their carrying value at June 30, 2006 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        From March 15, 2006 until June 1, 2006, the Company was in technical non-compliance with loan covenants of the convertible subordinated notes due to the untimely filing of the annual report on Form 10-K for the year ended December 31, 2005. The Company is currently in compliance with all covenants.

15.   WARRANTY OBLIGATIONS AND OTHER GUARANTEES

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

        Warranty obligations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands)
Beginning of period	$68,702	$57,862	$76,720	$46,596
Accruals for warranties issued during the period	2,821	9,479	11,769	32,568
Settlements made during the period	(7,415)	(8,755)	(24,381)	(20,578)

Balance at end of period	$64,108	$58,586	$64,108	$58,586

        During 2005, the Company incurred a special warranty charge for equipment sold to Softbank during 2003 and 2004. Since the agreement to repair these parts exceeds the Company's normal warranty terms, the Company has recorded an additional special warranty charge of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million primarily related to NetRing equipment and $14.9 million for GEPON equipment. As of June 30, 2006, the repairs have been completed for the ADSL products only.

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

16.   COMMITMENTS AND CONTINGENCIES

Leases:

        The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2011. The minimum future lease payments under the leases at June 30, 2006 were as follows:

June 30, 2006
(in thousands)
1 year	$15,579
2 year	10,028
3 year	6,623
4 year	4,479
5 year and after	787

Total minimum lease payments	$37,496

        Rent expense for the three and six months ended June 30, 2006 were $4.9 million and $10.1 million, respectively. Rent expense for the three and six months ended June 30, 2005 were $5.4 million and $11.0 million, respectively.

        In connection with the sale of assets to Marvell, the Company has entered into a supply agreement with Marvell. Pursuant to the supply agreement, the Company has agreed to purchase chipsets supplied by Marvell for a period of five years. These chipsets will be included in certain handset products designed and manufactured by the Company.

Investment commitments:

        As of June 30, 2006, the Company had invested a total of $2.6 million in Global Asia Partners L.P., a fund anticipated to grow to $10 million. The fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company has a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

        The Company has also entered into various earnout agreements related to certain acquisitions, which are subject to the completion of performance milestones.

Contractual obligations and commercial commitments:

        As of June 30, 2006 the Company's obligations under contractual obligations and commercial commitments are as follows:

	June 30, 2006 Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Bank loans	$122,587	$122,587	$—	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—
Interest payable on subordinated notes	$4,806	$2,403	$2,403	$—
Standby letters of credit	$91,935	$89,048	$2,887	$—
Purchase commitments	$791,947	$786,359	$5,588	$—

Bank loans

        At June 30, 2006, the Company had loans with various banks totaling $122.6 million each with an interest rate of 5.02% per annum. These bank loans mature during 2006 and first quarter of 2007 and are included in short-term debt.

Convertible subordinated notes

        The Company's convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all the Company's present and future senior debt. The principal amount of the notes is due only at maturity of the notes.

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

Purchase commitments

        The Company is obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to its operations or financial condition. As of June 30, 2006, total open commitments under these purchase orders extending beyond one year were approximately $5.6 million. Additionally, the Company has agreed to purchase from Marvell certain chip-sets that will be included in the Company's PAS handsets through 2011.

Intellectual property:

        Certain sales contracts include provisions under which customers would be indemnified by us in the event of, among other things, a third party claim against the customer for intellectual property rights infringement related to our products. There are no limitations on the maximum potential future payments under these guarantees. The Company has not accrued any amounts in relation to these provisions as no such claims have been made and the Company believes it has valid enforceable rights to the intellectual property embedded in its products.

Litigation:

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against the Company and various officers and directors. The actions have been consolidated in United States District Court for the Northern District of California. The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased the Company's stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        This litigation is in its preliminary stage, and its outcome cannot be predicted. Management of the Company believes that the claims are not meritorious. Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect on the Company's results of operations, financial position and cash flows.

Governmental Investigations

        The Company has received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of the Company's financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of the Company's Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006, the Company became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. In June 2006, the Company became aware that a former employee of the Company may have made a payment to a Thailand government official in possible violation of the FCPA. The Company, through its Audit Committee, authorized an independent investigation into these matters, and the Company has been in contact with the DOJ and SEC regarding the investigation. At this time, the Company cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company's directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismisses all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including the Company). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court conducted a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final court approval. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigation

        We have sued Starent Networks Corporation ("Starent") for patent infringement in the U.S. District Court for the Northern District of California. On March 22, 2004, we filed our Complaint. On June 3, 2004, we served our Complaint on Starent. On July 30, 2004, Starent filed and served its answer and counterclaims. On August 30, 2004, we served and filed our Amended Complaint. In our Amended Complaint, we assert that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent's ST-16 Intelligent Mobile Gateway. We seek, inter alia, compensatory damages and injunctive relief. Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004. In its answer and counterclaims, Starent denies our allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. The Court held an initial case management conference on November 2, 2004. On February 17, 2005, we filed a motion for a preliminary injunction against Starent's use, sale, and offer for sale of products having the infringing feature. The Court held a hearing on our motion on May 11, 2005 and denied our motion on June 17, 2005. On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit and entered an order construing these claims on August 11, 2005. On September 20, 2005, Starent filed a motion for summary judgment of non-infringement and UTStarcom filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability. On October 4, 2005, Starent filed a motion to strike UTStarcom's final infringement contentions. On November 7, 2005, Starent's motion to strike was denied. Oral argument on UTStarcom's estoppel motion and Starent's non-infringement motion was held on November 8, 2005. On December 6, 2005, the Court granted Starent's motion for summary judgment of non-infringement. On December 12, 2005, the Court dismissed as moot Starent's counterclaims for declaratory relief based on invalidity or unenforceability of the asserted patent. On February 2, 2006, the Court entered judgment in favor of Starent. On March 2, 2006, UTStarcom filed a notice of appeal. The case is currently pending at the Court of Appeals for the Federal Circuit. UTStarcom believes that the appeal will be successful, nonetheless, UTStarcom has indicated that it believes that an adverse judgment will not have a material adverse effect on the business, financial condition, or results of its operations.

        On February 16, 2005, we filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. On May 6, 2005, we served the Complaint on Starent. In the Complaint, we assert that Starent infringes a UTStarcom patent through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. We seek, inter alia, declaratory and injunctive relief. Starent filed its answer and counterclaims on May 31, 2005, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, we filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. Pursuant to the parties' stipulation, we withdrew our motion to strike and, on July 27, 2005, Starent filed an amended answer and counterclaims, which pleaded its inequitable conduct allegations with more specificity. UTStarcom filed its answer to the amended counterclaims on August 10, 2005. The initial case conference was scheduled for March 31, 2006, but was vacated by the Judge, who instead issued a scheduling order and referred the case to the Magistrate on March 29, 2006. On May 17, 2006, the Magistrate issued a new scheduling order to accommodate the parties' request. On June 30, 2006, the Magistrate amended the earlier order and issued second new scheduling order to accommodate the parties' request. The litigation is in the preliminary stage and its outcome cannot be predicted. However, UTStarcom believes that its claims are meritorious. Nonetheless, UTStarcom has indicated that it believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the business, financial condition, or results of its operations.

Fenner Investments Patent Infringement Litigation

        On January 6, 2005, Fenner Investments, Ltd. ("Fenner") filed suit against the Company and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. On May 17, 2005, Fenner amended its complaint to add as defendants Ericsson Inc., Ericsson AB, Telefonaktiebolaget LM Ericsson, and Alcatel USA Inc. The suit alleged that certain products infringe two Fenner patents, U.S. Patent Nos. 5,561,706 and 6,819,670, for which Fenner sought compensatory and injunctive relief. On March 20, 2006, the Company agreed to settle Fenner's claims against it for $1.4 million. As part of this settlement, Fenner agreed to dismiss with prejudice its claims against the Company. On April 27, 2006, the court ordered the dismissal with prejudice of Fenner's claims against the Company as a result of the settlement.

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

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a Complaint against the Company in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that the Company breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that it never intended to fulfill. The Telos Plaintiffs seek at least $19 million in damages, unspecified punitive damages and attorneys' fees. On December 28, 2005, the Telos plaintiffs filed a First Amended Complaint, alleging substantially the same facts and seeking the same relief. On January 26, 2006, the Company filed a demurrer with respect Telos' three tort causes of action. On March 23, 2006, the Court sustained the Company's demurrer to all three tort causes of action and allowed Telos thirty days to amend its complaint. On April 12, 2006, Telos filed a Second Amended Complaint, alleging substantially the same facts and seeking the same relief as in the First Amended Complaint. On May 12, 2006, the Company filed an Answer to the Second Amended Complaint, denying all material factual allegations asserted by the Telos Plaintiffs. Discovery is underway, and no trial date has been set.

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

        An arbitrator has been selected by the LCIA. The arbitrator ordered the determination of certain preliminary issues as to whether the claims made by Cell Communication are irrecoverable as a matter of English law. There was a hearing on May 26, 2006 in respect of these preliminary issues. On June 13, 2006, the arbitrator issued a partial award in which he addressed several issues. Among them, the arbitrator adopted the Company's position that liability in this matter is limited to the amount of the purchase price paid by Cell Communication. The purchase price is not agreed but the Company believes it is less than $5 million. Cell Communication is also required to replead its 'general' damages claim. No further directions have been given nor has a date for the substantive hearing been scheduled. The Company intends to deny all liability, and believes it has meritorious defenses.

Other

        The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on its financial position or results of operations.

17.   SEGMENT REPORTING

        The Company has organized its business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) Personal Communications Division ("PCD"), and (v) Service. Each operating unit represents its own reporting segment and each operating unit is responsible for its own worldwide production and sales management.

        Effective July 1, 2006, the Company combined the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment, as that is the basis on which management will manage the business going forward.

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

        Summarized below are the Company's segment sales revenue and gross profit for the three and six months ended June 30, 2006 and 2005, respectively.

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
			As restated				As restated
	(in thousands)
Sales by Segment
Broadband Infrastructure	$44,674	8%	$56,644	8%	$101,830	9%	$382,951	24%
Wireless Infrastructure	113,680	21%	152,925	21%	214,113	19%	262,362	16%
PCD	266,247	49%	342,263	48%	589,242	52%	657,815	40%
Handsets	107,069	19%	143,879	20%	206,088	17%	271,962	17%
Service	17,476	3%	24,048	3%	34,444	3%	46,553	3%

	$549,146	100%	$719,759	100%	$1,145,717	100%	$1,621,643	100%

	Three months ended June 30,				Six months ended June 30,
	2006	Gross Profit %	2005	Gross Profit %	2006	Gross Profit %	2005	Gross Profit %
			As restated				As restated
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$4,852	11%	$16,739	30%	$27,809	27%	$180,796	47%
Wireless Infrastructure	54,240	48%	45,964	30%	103,757	48%	75,634	29%
PCD	12,322	5%	15,990	5%	26,755	5%	29,682	5%
Handsets	32,894	31%	20,800	14%	64,493	31%	35,339	13%
Service	4,978	28%	12,645	53%	8,926	26%	28,111	60%

	$109,286	20%	$112,138	16%	$231,740	20%	$349,562	22%

        Assets by segment are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
Long-lived assets
Broadband Infrastructure	$44,040	$47,480
Wireless Infrastructure	44,488	87,673
PCD	81,322	1,512
Handsets	1,234	47,963
Service	45,241	48,775

	$216,325	$233,403

	June 30, 2006	December 31, 2005
	(in thousands)
Total assets
Broadband Infrastructure	$426,735	$471,783
Wireless Infrastructure	833,040	831,944
PCD	431,236	420,191
Handsets	529,526	546,788
Service	96,281	95,346

	$2,316,818	$2,366,052

        Sales data by geographical areas are as follows:

	Three months ended June 30,				Six months ended June 30,
	2006	% of net sales	2005	% of net sales	2006	% of net sales	2005	% of net sales
			As restated				As restated
	(in thousands)
United States	$266,319	48%	$326,217	45%	$591,579	52%	$627,993	39%
China	202,970	37%	287,330	39%	397,404	35%	514,539	31%
Japan	38,071	7%	53,033	8%	85,731	7%	385,059	24%
Other	41,786	8%	53,179	8%	71,003	6%	94,052	6%

Total net sales	$549,146	100%	$719,759	100%	$1,145,717	100%	$1,621,643	100%

        Long-lived assets by geographical areas are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)
U.S.	$14,961	$16,676
China	196,684	204,630
Other	7,680	12,097

Total long-lived assets	$216,325	$233,403

18.   RELATED PARTY TRANSACTIONS

Softbank

        The Company recognized revenue of $33.3 million and $69.4 million for the three and six months ended June 30, 2006, respectively, and revenue of $28.2 million and $326.1 million during the three and six months ended June 30, 2005, as restated, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. ("Softbank"), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO! BB." The Company supports Softbank's fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network ("GEPON") product as well as the Company's multi-service optical transport product ("NetRing™"). In addition, the Company supports Softbank's new internet protocol television ("IPTV"), through sales of our RollingStream™ product. Included in revenue for the three months ended June 30, 2006 is a fee of $10.0 million charged for the cancellation of orders for wireless infrastructure products. Included in revenue for the six months ended June 30, 2006 is a fee of $17.0 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless infrastructure products.

        Included in accounts receivable at June 30, 2006 and December 31, 2005 were $39.8 million and $69.3 million, respectively, related to these agreements. Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There were $12.2 million and $16.3 million included in long term deferred revenue with respect to these agreements at June 30, 2006 and December 31, 2005, respectively. Additionally, there were $9.1 million and $6.3 million included in current deferred revenue at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, there were $0.3 million and $5.4 million, respectively, included in customer advances related to Softbank agreements.

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

        During the three and six months ended June 30, 2006, sales to Softbank included $1.5 million and $3.3 million, respectively, with regards to telecommunications equipment and services sold to JT. During the three and six months ended June 30, 2005, sales to Softbank included $4.1 million and $276.0 million, respectively, with regards to telecommunications equipment and services sold to JT.

        In June 2006, the Company purchased advertising space and season tickets totaling $0.2 million from a sports franchise owned by Softbank.

        On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company's loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. The Company's recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. The Company assesses the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company periodically reviews the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three and six months ended June 30, 2006, the Company recorded $0.2 million, $0.4 million, respectively, in interest income in respect to this loan. The loan receivable at June 30, 2006 and December 31, 2005 was approximately $5.3 million and $9.0 million, respectively and is included in other current assets.

        As of June 30, 2006, Softbank beneficially owned approximately 12.1% of the Company's outstanding stock.

Acoustek Int'l Corp.

        The Company obtains consulting services from Acoustek Int'l Corp. ("Acoustek"), which employs an individual related to one of the Company's officers. The Company paid to Acoustek $0.1 million during each of the six months ended June 30, 2006 and 2005 for consulting services, and none during the three months ended June 30, 2006 or 2005.

Audiovox

        One of the Company's officers also serves as a director for Audiovox Corporation ("Audiovox"). During the three and six months ended June 30, 2006, the Company purchased approximately $0.2 million and $0.7 million, respectively, of IT services from Audiovox.

Cellon

        In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation ("Cellon") with additional investments of $3.0 million each in April and December 2002. Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. In November 2005, the Company and Cellon entered into an agreement under which the Company received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees. This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income. As of June 30, 2006, with the additional shares obtained in the purchase transaction, the Company had an 11% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the Company and other relevant factors.

        In May 2006, the Company has also entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development. Cellon will pay the Company a royalty if certain technology shared by the Company to Cellon is used in products developed and sold through November 2007. Approximately $1.3 million of the prepaid has been consumed in the three months ended June 30, 2006.

        As of June 30, 2006 the Company had an accounts payable balance of $0.3 million, and an account receivable balance of $0.5 million with Cellon.

Fiberxon

        The Company has an outstanding purchase commitment with Fiberxon, in which the Company has a 7% ownership interest, to purchase component parts for optical networking products. Purchases from Fiberxon totaled $0.2 million and $0.4 million during the three and six months ended June 30, 2006, respectively. Purchases from Fiberxon totaled $3.1 million and $8.1 million during the three and six months ended June 30, 2005, respectively and the Company had $0.4 million and $0.3 million in accounts payable to Fiberxon at June 30, 2006 and December 31, 2005, respectively.

Immenstar

        The Company has an outstanding purchase commitment with Immenstar, in which the Company owns Series A preferred stock, to purchase component parts. Purchases from Immenstar totaled $0.5 million during the three and six months ended June 30, 2006. The Company had $0.2 million accounts payable balance at June 30, 2006.

Matsushita Joint Venture

        In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. The Company had a 49% ownership interest in the joint venture company. In December 2005, the partners agreed to dissolve the joint venture, which was completed by June 30, 2006. As of December 31, 2005, the Company had a receivable of $0.1 million.

Global Asia Partners L.P.

        Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund is also a sales agent of the Company. Between June 2002 and April 2005, the Company has invested a total of $2.6 million in the fund. As of June 30, 2006 and December 31, 2005, the Company has 49% of the outstanding partnership units.

Org, Inc.

        As of June 30, 2006, the Company had a 49% ownership in Global Asia Partners L.P. which in turn was a significant shareholder in Org, Inc. During the three and six months ended June 30, 2006, the Company had sales of $0.1 million and $0.3 million to Org, Inc. During the three and six months ended June 30, 2005 the Company had sales of $0.2 million to Org, Inc. As of December 31, 2005, the Company had $0.2 million receivable, and $0.1 million deferred revenue. As of June 30, 2006 there was no receivable or deferred revenue with Org, Inc.

Spacetime

        In January, 2005 the Company formed a joint venture with two other parties to provide mobile communication, broadband and IP related value added services in Mongolia. The operations of the joint venture are consolidated into the financial statements of the Company. In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million. (See Note 23) As of June 30, 2006 and December 31, 2005, the Company has $0.3 million included in related party receivables and $0.3 million in long term debt related to one of the joint venture partners, Spacetime Golden Communication Technology USA, Inc.

Xalted Networks

        The Company received purchase orders from Xalted Networks, in which the Company owns preferred stock, totaling approximately $1.3 million for telecommunications equipment that is for product not typically sold by the Company to other customers. The Company is charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered but revenue has not been recognized as the revenue recognition process had not been completed.

19.   RESTRUCTURING COSTS

        In 2005 the Company incurred $35.3 million in expenses in relation to the restructuring plan actions, primarily consisting of (i) $15.2 million related to severance payments (ii) $14.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products, which are included in operating expenses and (iii) $5.6 million in inventory write-down associated with discontinued products. Included in severance is a $1.8 million non-cash reversal of a housing allowance accrual in China. As of June 30, 2006 and December 31, 2005, a total of 1,595 employees were terminated or placed in the workforce reduction programs pursuant to the plan.

        A summary of the restructuring accrual related to the 2005 charge during the six months ended June 30, 2006, is as follows:

	December 31, 2005 Balance	Cash payment	Non-cash settlement	June 30, 2006 Balance
	(in thousands)
Broadband
Severance payments	$50	$(50)	$—	$—
Handsets
Severance payments	29	(29)	—	—
Exit cost	350	—	—	350
Corporate
Severance payments	207	(207)	—	—
Exit cost	579	—	(183)	396
Summary Totals
Severance payments	286	(286)	—	—
Exit cost	929	—	(183)	746

Total	$1,215	$(286)	$(183)	$746

20.   OTHER INCOME AND EXPENSES:

        The other income (expense) balances in the three and six months ended June 30, 2006 and 2005 are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in millions)
Foreign exchange gains (losses)	$2.9	$(6.8)	$5.7	$(14.6)
Japan consumption tax refund	—	4.8	—	6.0
Chinese government financial subsidy	0.2	—	0.8	0.5
Dividend income	0.7	—	0.7	—
Gain of sale of asset	2.5	—	2.5	—
Gain on debt extinguishment	—	11.1	—	11.1
Other	0.6	(0.2)	0.8	(1.0)

Total	$6.9	$8.9	$10.5	$2.0

21.   CREDIT RISK AND CONCENTRATION

        During the three months ended June 30, 2006 and 2005 no customer accounted for greater than 10% of net sales. In the six months ended June 30, 2006 one customer accounted for approximately 13% of net sales. For the six months ended June 30, 2005 one customer accounted for approximately

20% of net sales. As of June 30, 2006 no customer accounted for greater than 10% of accounts receivable, while one customer accounted for 13% of accounts receivable as of December 31, 2005.

        Approximately 28% and 33% of the Company's net sales during the three months ended June 30, 2006 and 2005, respectively, and approximately 27% and 33% of the Company's net sales during the six months ended June 30, 2006 and 2005, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $232.0 million and $268.8 million, respectively, as of June 30, 2006 and December 31, 2005. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

        Approximately 37% and 39% of the Company's sales for the three months ended June 30, 2006 and 2005, respectively, and approximately 35% and 31% of the Company's sales for the six months ended June 30, 2006 and 2005, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy, may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

        Approximately 7% and 8% of the Company's sales for the three months ended June 30, 2006 and 2005, respectively, and approximately 7% and 24% of the Company's sales for the six months ended June 30, 2006 and 2005, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan's economy may influence the Company's business, financial condition and results of operations.

22.   INCOME TAX ASSETS AND LIABILITIES

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

        Income tax expense was $4.7 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. Income tax expense was $7.5 million and $7.9 million for the six months ended June 30, 2006 and 2005, respectively. The Company's 2006 annual effective tax rate is estimated to be negative 17%. There are two primary reasons for the negative 17% effective tax rate. First, the Company has not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

        As of December 31, 2005, the U.S. net operating loss carryforwards ("NOLs") were $12.2 million and expire in varying amounts between 2015 and 2025. As of December 31, 2005, state NOL carryforwards were $73.3 million and expire in varying amounts between 2015 and 2025. As of December 31, 2005 the Company also had NOL carryforwards in China of approximately $65.6 million that will expire in 2010.

        The company's income tax return for the 2003 tax year is currently under audit by the Internal Revenue Service. The Company is also under audit by China tax authorities for the 2003 to 2005 tax years.

23.   VARIABLE INTEREST ENTITIES

        The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

        During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology, and equipment to the emerging market for IPTV products in China. The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty. As a result of the foregoing, and the fact that the venture's continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture. Therefore, this venture is consolidated into the Company's results as of June 30, 2006. This VIE had insignificant revenue during the three and six months ended June 30, 2006, and had net losses of $0.7 million and $1.4 million during the three and six months ended June 30, 2006. The consolidation of this VIE represented $17.7 million and $18.9 million of the total assets of the Company as of June 30, 2006 and December 31, 2005. The creditors of this VIE have no recourse to the Company.

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

24.   RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in the financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

25.   SUBSEQUENT EVENT

The 2006 Equity Incentive Plan

        The 2006 Equity Incentive Plan (the "2006 Plan") was adopted by the Board of Directors on June 6, 2006 and was approved by the Company's stockholders on July 21, 2006. The 2006 Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) and other stock or cash awards (each, an "Award," collectively, "Awards"). Those who are eligible for Awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates.

        The maximum aggregate number of shares that may be awarded and sold under the 2006 Plan is 4,500,000 shares plus (i) any shares that have been reserved but remain unissued under the 1997 Plan, 2001 Plan, and 2003 Plan (the "Prior Plans") as of July 21, 2006, and (ii) any shares subject to stock options or similar awards granted under the Prior Plans that expire or become exercisable without having been exercised in full and shares issued pursuant to awards granted under the Prior Plans that are forfeited to or repurchased by the Company. As of July 31, 2006, 4,055,214 shares that had been reserved but remain unissued under the Prior Plans, may be issued under the 2006 Plan. The 2006 Plan replaces the 1997 Plan, the 2001 Plan, and the 2003 Plan, and no further awards will be granted pursuant to the Prior Plans.

        The Board of Directors or the Compensation Committee of the Board administers the 2006 Plan (the "Administrator"). Subject to the terms of the 2006 Plan, the Administrator has the sole discretion to select the employees, consultants, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the 2006 Plan and outstanding Awards.

        Awards granted under the 2006 Plan are generally not transferable, and all rights with respect to an Award granted to a participant generally may be exercised during a participant's lifetime only by the participant; provided, however, that with the Administrator's approval, a participant may (i) transfer an Award to a participant's spouse or former spouse pursuant to a court-approved domestic relations order which relates to the provision of child support, alimony payments or marital property rights, or (ii) transfer an Award by gift to or for the benefit of the participant's immediate family.

        In the event of a change of control of the Company, each outstanding Award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation, or the parent or subsidiary of the successor corporation, refuses to assume or substitute for the Award, the participant will fully vest in and have the right to exercise all of his or her outstanding options or stock appreciation rights, including shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right is not assumed or substituted for in the event of a change of control, the Administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the Administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations as to the nature of possible trends; our expectations regarding continued growth in our business and operations; our expectations regarding fluctuations in gross profit; our plans regarding payment of cash dividends; our expectations regarding recognition of certain compensation costs; our expectations regarding receipt of funds associated with the Marvell transaction; our plans regarding legal proceedings; our expectations regarding the effect of legal proceedings; our expectations regarding the functionality, performance and features of our products; our expectation regarding Softbank's continued service of certain modems and modem rental agreements; our expectations regarding the vacancy of the offices of Chief Executive Officer and Chairman of the Board and planned replacements thereto; our plans and expectations regarding relationships with vendors and suppliers, including Marvell and Cellon; our expectations regarding the future source and costs of integrated circuits; our plans regarding the use of financial instruments to hedge against certain foreign currency exchange rate risks; our plans regarding the use of derivative financial instruments for speculative trading purposes; our plans regarding the discounting of certain bank notes and commercial notes; our expectations regarding our ability to raise funds; our plan regarding the sale of accounts receivable to Citibank, N.A.; our expectations regarding our right to intellectual property embedded in our products; our expectations regarding the effect of market risks on our operating results; our plans to implement measures to remediate material weaknesses; our expectations regarding the effectiveness of remediation measures; our plans to continue to review internal controls; our expectations regarding competition and the competitive advantages of our competitors; our expectations regarding consolidation of the telecommunications industry; our expectations regarding the development and introduction of new products; our plans and expectations regarding growth management; our plans to reinvest cost savings derived from employee terminations; our expectations regarding the importance of hiring and retaining of key personnel and qualified employees; our expectation regarding the adoption of environmental, health and safety laws by countries world-wide; our expectations regarding the effect of the Sarbanes-Oxley Act on our corporate governance and disclosure practices; our expectation regarding the expenses associated with compliance with the Sarbanes-Oxley Act; our expectations regarding the maturation of the PAS market and corresponding decrease in PAS subscriber growth; our expectations regarding our ability to offset the decline in PAS sales through pursuing other products; our expectations regarding our annual effective tax rate; our expectations regarding the sufficiency of credit facilities, short-term investments, lines of credit, cash and cash equivalents to meet our needs for our operations and planned restructuring activities for the next twelve months; our expectations regarding our ability to receive licenses for our products; our expectation that our business, financial condition and results of operations will continue to be significantly influenced by the political, economic, legal and social environment in China and other international markets, including Japan; our expectations regarding the nature of political, economic and legal reform in China; our expectations regarding the continued importance of the Chinese market for our technologies and development; our expectations regarding the impact of our receiving the license to sell GSM and CDMA handsets in China on our ability to meet future market demands; our expectations regarding subscriber growth; our expectations regarding global expansion of sales outside of China; our plans regarding improvement of our internal supply chain and inventory management processes; our expectations regarding the reliability of stock-based compensation valuation models and the impact of SFAS 123R; our expectations regarding the importance of sales in China to our operating results; and our expectations regarding our ability to implement and enhance our administrative infrastructure. Additional forward-looking statements may be identified by the words "anticipate," "expect," "believe," "intend," "will," and similar expressions, as they relate to us or our management, or by the words "designed," "intended" and similar expressions, as they relate to our products and services. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see the "Factors Affecting Future Operating Results" section of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

        In December 2005, we discovered two previously unknown side letter agreements that were provided to a customer in India. The side letter agreements obligated us to deliver a variety of software bug fixes, features, updates and upgrades for no additional consideration, and, contrary to our policy, these side letter agreements were withheld from our financial management and the Company's independent registered public accounting firm. As a result, neither management nor our independent registered public accounting firm was able to properly evaluate their effect on the recognition of revenue under contracts with this customer. The discovery of these side letter agreements prompted an investigation by independent legal counsel that was ordered by and under the direction of the Audit Committee of the Company's Board of Directors.

        As a result of the independent review conducted for the Audit Committee of the Board of Directors, we identified accounting errors that impacted certain of our previously issued financial statements. We have determined that our previously issued financial statements and related financial information for the years ended December 31, 2004 and 2003, the corresponding quarterly periods therein, and the first three quarterly periods of 2005 should be restated to correct accounting errors identified in those periods. The restated financial statements include a number of restatement adjustments, relating to errors in the accounting for revenue, rebate accrual, inventory reserves, and other miscellaneous items. The financial statements for each restated period has been presented in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended. For additional information regarding the restatement adjustments for the three and six months ended June 30, 2005, see Note 2, "Restatement of Financial Statements," of the Notes to the Condensed Consolidated Financial Statements.

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

        As of June 30, 2006 we structured the Company across five key business segments:

  1.
  Wireless Infrastructure: Our Wireless Infrastructure segment designs, builds and sells software and hardware products that enable end users, or subscribers, to send and receive voice and data communication in either a fixed or mobile environment by using wireless devices;

  2.
  Broadband Infrastructure: Our Broadband Infrastructure segment designs, builds and sells software and hardware products that enable end users to access high-speed, cost effective fixed data, voice and media communication;

  3.
  Personal Communications Division: Our Personal Communications Division ("PCD") markets, sells and supports handsets other than PAS handsets for markets other than China. Most of our handset sales in 2005 and 2004 were designed and built by other manufacturers, but we anticipate that during 2006 and beyond future sales will include more products built by our Handsets segment;

  4.
  Handsets: Our Handsets segment designs, builds and sells consumer devices that allow customers to access wireless services. Revenues from worldwide PAS handsets and all handset revenues within China are included in this segment; and

  5.
  Services: Our Services segment provides service and support for Wireless Infrastructure and Broadband Infrastructure customers in the areas of planning, deployment, operations and ongoing maintenance.

        Effective July 1, 2006 the Company combined the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment.

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

        Our largest market for the six months ended June 30, 2006 and the year ended December 31, 2005 was the United States of America representing 52% and 46% of sales, respectively, for the periods. Prior to 2005, the majority of our sales were to service providers in China. This shift in market concentration and revenue is due to the combination of China's continued slow-down in its economy since the fourth quarter of 2004 and our ability to capture growth opportunities internationally as well as the incremental sales contributed by PCD subsequent to its acquisition in November 2004.

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

        We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth to continue throughout 2006 as China's teledensity rates, or the number of telephones per person in a region, remain low in comparison to that of developed countries.

        The number of competitors for communications access and switching systems and handsets in China has grown in line with China's telecommunications market expansion. This growth has led to competitive pricing pressure, causing average selling prices to decrease during the six months ended

June 30, 2006 relative to those in the comparative period in 2005. Our gross profit as a percentage of sales in both our wireless infrastructure and handset product lines have improved despite the decline in sales prices as a result of improved product cost management. We expect gross profit as a percentage of sales to decline during the remainder of the year as cost reduction measures is not likely to keep pace with price reductions.

        We strive to develop products with more advanced features and to enhance the features of our existing products, which, we believe, will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

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

        In connection with the sale of assets, we have entered into a supply agreement with Marvell to purchase chipsets for our handset products over the next five years. The total consideration received of $24.0 million was allocated between the assets sold and the supply agreement, in the amounts of $3 and $21 million, respectively. The value allocated to the supply agreement is included in other current and long-term liabilities, and will be amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of June 30, 2006, approximately $1.0 million has been amortized against cost of sales.

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

Stock-based Compensation

        On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123—revised 2004 ("SFAS 123R"), "Share-Based Payment." We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

        We estimate the expected term of options granted by taking the average of the vesting term and the contractual term of the option. We estimate the volatility of our common stock by using implied volatility in market traded options in accordance with SAB 107. We base the risk free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from these estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

        If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There is not currently a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

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

RELATED PARTY TRANSACTIONS

Softbank

        We recognized revenue of $33.3 million and $69.4 million for the three and six months ended June 30, 2006, respectively, and revenue of $28.2 million and $326.1 million during the three and six months ended June 30, 2005, as restated, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. ("Softbank"), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO! BB." We support Softbank's fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network ("GEPON") product as well as our multi-service optical transport product ("NetRing™"). In addition, we support Softbank's new internet protocol television ("IPTV"), through sales of our RollingStream™ product. Included in revenue for the three months ended June 30, 2006 is a fee of $10.0 million charged for the cancellation of order for the wireless infrastructure products. Included in revenue for the six months ended June 30, 2006 is a fee of $17.0 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless infrastructure products.

        Included in accounts receivable at June 30, 2006 and December 31, 2005 were $39.8 million and $69.3 million, respectively, related to these agreements. Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There were $12.2 million revenue included and $16.3 million included in long term deferred revenue with respect to these agreements at June 30, 2006 and December 31, 2005, respectively. Additionally, there were $9.1 million and $6.3 million included in current deferred revenue at June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, there were $0.3 million and $5.4 million, respectively, included in customer advance related to Softbank agreements.

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

        We also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the abovementioned promotional activities. The revenue recognition criteria related to the sale of the iAN-8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005.

        During the three and six months ended June 30, 2006, sales to Softbank included $1.5 million and $3.3 million, respectively, and during the three and six months ended June 30, 2005, sales to Softbank included $4.1 million and $276.0 million, respectively, with regards to telecommunications equipment and services sold to JT.

        On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loans. We assess the loan for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We periodically review the underlying quality of the asset pool securing the loan to assess whether impairment has incurred and needs to be recorded. During the three and six months ended June 30, 2006, we recorded $0.2 million and $0.4 million, respectively, in interest income in respect to this loan. The loan receivable at June 30, 2006 and December 31, 2005 was approximately $5.3 million and $9.0 million, respectively and is included in other current assets.

        As of June 30, 2006, Softbank beneficially owned approximately 12.1% of our outstanding stock.

Acoustek Int'l Corp.

        We obtain consulting services from Acoustek Int'l Corp. ("Acoustek"), which employs an individual related to one of our officers. We paid to Acoustek $0.1 million during each of the six months ended June 30, 2006 and 2005 for consulting services, and none during the three months ended June 30, 2006 and 2005.

Audiovox

        One of our officers also serves as a director for Audiovox Corporation ("Audiovox"). During the three and six months ended June 30, 2006, we purchased approximately $0.2 million and $0.7 million, respectively, of IT services from Audiovox.

Cellon

        In September 2001, we invested $2.0 million in Cellon International Holdings Corporation ("Cellon") with additional investments of $3.0 million each in April and December 2002. Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. In November 2005, we entered into an agreement with Cellon under which we received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees. This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income. As of June 30, 2006, with the additional shares obtained in the purchase transaction, we had an 11% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the Company and other relevant factors.

        In May 2006, we also entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development. Cellon will pay us a royalty if certain technology shared by us to Cellon is used in products developed and sold through November 2007. Approximately $1.3 million of the prepaid has been consumed in the three months ended June 30, 2006.

        As of June 30, 2006 we had an accounts payable balance of $0.3 million, and an account receivable balance of $0.5 million.

Fiberxon

        We have an outstanding purchase commitment with Fiberxon, in which we have a 7% ownership interest, to purchase component parts for optical networking products. Purchases from Fiberxon totaled $0.2 million and $0.4 during the three and six ended June 30, 2006, respectively. Purchases from Fiberxon totaled $3.1 million and $8.1 million during the three and six months ended June 30, 2005, respectively, we had $0.4 million and $0.3 million in accounts payable to Fiberxon at June 30, 2006 and December 31, 2005, respectively.

Global Asia Partners L.P.

        Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund is also one of our sales agents. Between June 2002 and April 2005, we have invested a total of $2.6 million in the fund. As of June 30, 2006 and December 31, 2005, we have 49% of the outstanding partnership units.

Immenstar

        We have an outstanding purchase commitment with Immenstar, in which we own Series A preferred stock, to purchase component parts. Purchases from Immenstar totaled $0.5 million during the three and six months ended June 30, 2006. We had a $0.2 million accounts payable balance at June 30, 2006.

Matsushita Joint Venture

        In July 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. We had a 49% ownership interest in the joint venture company. In December 2005, the partners agreed to dissolve the joint venture, which was completed by June 30, 2006. As of December 31, 2005, we had a receivable of $0.1 million.

Org, Inc.

        We have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in Org, Inc. During the three and six months ended June, 2006, we had sales of $0.1 million and $0.3 million to Org, Inc. During the three and six months ended June 30, 2005 we had sales of $0.2 million to Org, Inc. As of December 31, 2005, we had a $0.2 million receivable, and $0.1 million deferred revenue. As of June 30, 2006 there was no receivable or deferred revenue with Org, Inc.

Spacetime

        In January 2005, we formed a joint venture with two other parties to provide mobile communication, broadband and IP related value added services in Mongolia. The operations of the joint venture are consolidated into our financial statements. In the first quarter of 2006, we decided to terminate the joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million. (See Note 23 to the Condensed Consolidated Financial Statements) As of June 30, 2006 and December 31, 2005, we had $0.3 million included in related party receivables, and $0.3 million in long term debt related to one of the joint venture partners, Spacetime Golden Communication Technology USA, Inc.

Xalted Networks

        We received purchase orders from Xalted Networks, in which the Company owns preferred stock, totaling approximately $1.3 million for telecommunications equipment that is for product not typically sold by us to other customers. We are charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered but revenue has not been recognized as the revenue recognition process had not been completed.

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

        Effective July 1, 2006 the Company combined the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment.

NET SALES

	Three months ended June 30,				Six months ended June 30,
	2006		2005		2006		2005
			As restated				As restated
	(in thousands)
Sales by Segment
Broadband Infrastructure	$44,674	8%	$56,644	8%	$101,830	9%	$382,951	24%
Wireless Infrastructure	113,680	21%	152,925	21%	214,113	19%	262,362	16%
PCD	266,247	49%	342,263	48%	589,242	52%	657,815	40%
Handsets	107,069	19%	143,879	20%	206,088	17%	271,962	17%
Service	17,476	3%	24,048	3%	34,444	3%	46,553	3%

	$549,146	100%	$719,759	100%	$1,145,717	100%	$1,621,643	100%

Three months ended June 30, 2006 and 2005

        Net sales decreased by 24% to $549.1 million during the quarter ended June 30, 2006 compared to the same period in 2005. The decline in sales occurred across each operating segment equally, as each segment reported sales were between 21% and 27% lower during the three months June 30, 2006 than the same period in the prior year. Broadband segment sales are concentrated with one customer, Softbank in Japan, and as such fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. The decline in Broadband segment revenue is the result of a decline in sales to Softbank during the three months ended June 30, 2006 as compared to the same period in the prior year. As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products as well as our PAS/iPAS based handsets in the China market continued to mature which resulted in lower unit demand. In our PCD operating segment, our unit sales during the three months ended June 30, 2006 have remained substantially unchanged from the comparable period in the prior year, but our average price per unit has declined from the prior year. For additional discussion see "Segment Reporting."

Six months ended June 30, 2006 and 2005

        Net sales were $1,145.7 million in the six months ended June 30, 2006, a decrease of 29% from $1,621.6 million in the corresponding period of 2005. The overall decrease in net sales was largely due to a decrease in sales in the Broadband segment of 73%, from June 30, 2005 to June 30, 2006. Broadband segment sales during the six months ended June 30, 2005 included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for iAN8000 product. As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products and our PAS/iPAS based handsets in the China market continued to mature, which resulted in lower unit demand. This led to a decrease in our wireless infrastructure and handset segment sales of 18% and 24%, respectively, from June 30, 2005 to June 30, 2006. In our PCD operating segment, our unit sales during the six months ended June 30, 2006 did not change significantly from the comparable period in the prior year, but our average price per unit has declined leading to a 10% decline in segment revenue. For additional discussion of our business segments see "Segment Reporting."

        Net sales revenue by geography shifted in comparison to the corresponding period of 2005. Revenue derived from China accounted for approximately 35% of our net sales revenue in the six months ended June 30, 2006, in comparison to approximately 31% in the corresponding period last year. Similarly, revenue derived from the United States accounted for approximately 52% of our net sales revenue in the six months ended June 30, 2006, in comparison to approximately 39% in the corresponding period last year. Due to the completion of a large contract during 2005, revenue from Japan accounted for approximately 7% of our net sales revenue in the six months ended June 30, 2006, in comparison to approximately 24% in the prior year.

GROSS PROFIT

	Three months ended June 30,				Six months ended June 30,
	2006	Gross Profit %	2005	Gross Profit %	2006	Gross Profit %	2005	Gross Profit %
			As restated				As restated
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$4,852	11%	$16,739	30%	$27,809	27%	$180,796	47%
Wireless Infrastructure	54,240	48%	45,964	30%	103,757	48%	75,634	29%
PCD	12,322	5%	15,990	5%	26,755	5%	29,682	5%
Handsets	32,894	31%	20,800	14%	64,493	31%	35,339	13%
Service	4,978	28%	12,645	53%	8,926	26%	28,111	60%

	$109,286	20%	$112,138	16%	$231,740	20%	$349,562	22%

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

Three months ended June 30, 2006 and 2005

        Gross profit was $109.3 million, or 20% of net sales, in the three months ended June 30, 2006, compared to $112.1 million, or 16% of net sales as restated, in the corresponding quarter of 2005. The overall gross profit declined in real terms due to a decline in sales and lower gross profit percentages in our Broadband Infrastructure and Service segments, partially offset by improved gross profit percentages in the Wireless Infrastructure and Handset segments. For additional discussion of our business segments see "Segment Reporting."

Six months ended June 30, 2006 and 2005

        Gross profit was $231.7 million, or 20% of net sales, in the six months ended June 30, 2006, compared to $349.6 million, or 22% of net sales as restated, in the corresponding period of 2005. The decline in gross profit dollars primarily reflects an 84% decrease in the Broadband Infrastructure segment. As mentioned previously, revenue from the Broadband Infrastructure segment is concentrated with one customer in Japan and a significant contract was recognized as revenue during the first quarter of 2005. There was no similar-sized transaction in the Broadband Infrastructure segment during the six months ended June 30, 2006. Gross profit percentages improved in the Wireless and Handset segments, declined in the Broadband Infrastructure and Service segments and remained the same in PCD. For additional discussion of our business segments see "Segment Reporting."

OPERATING EXPENSES

        The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2006	% of net sales	2005	% of net sales	2006	% of net sales	2005	% of net sales
			As restated				As restated
	(in thousands)
Selling, general and administrative	$82,423	15%	$103,009	15%	$165,593	14%	$212,020	13%
Research and development	46,743	8%	65,621	9%	93,052	8%	131,881	8%
In-process research and development	—	0%	660	0%	—	0%	660	0%
Amortization of intangible assets	4,821	1%	6,776	1%	9,746	1%	13,748	1%
Restructuring costs	—	0%	15,127	2%	—	0%	15,127	1%

Total operating expenses	$133,987	24%	$191,193	27%	$268,391	23%	$373,436	23%

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended June 30, 2006 and 2005

        Selling, general and administrative expenses decreased $20.6 million but remained constant as a percentage of net sales during the three months ended June 30, 2006 compared to the same period in 2005, as restated. The decrease in SG&A expenses was primarily due to a $13.7 million decrease in our provision for doubtful accounts compared to the same period in 2005, as restated. In addition, there were reductions in expenses across all entities due to expense controls. Days sales outstanding was 70 days at June 30, 2006 as compared to 106 days at June 30, 2005. The shorter days sales outstanding and resulting decrease in provision for doubtful accounts was the result of improved cash collections in the three months ended June 30, 2006 relative to the comparable period in 2005.

Six months ended June 30, 2006 and 2005.

        SG&A expenses were $165.6 million and $212.0 million in the six months ended June 30, 2006 and 2005, as restated, respectively. SG&A expenses as a percentage of net sales were 14% and 13% the six months ended June 30, 2006 and 2005, as restated, respectively. The decrease in SG&A expenses was primarily due to a $30.5 million decrease in our provision for doubtful accounts compared to the same period in 2005, as restated. In addition, there were reductions in expenses across all entities due to expense controls. Days sales outstanding was 70 days at June 30, 2006 as compared to 106 days at June 30, 2005. The shorter days sales outstanding and resulting decrease in provision for doubtful accounts was the result of improved cash collections in the three months ended June 30, 2006 relative to the comparable period in 2005.

RESEARCH AND DEVELOPMENT

Three months ended June 30, 2006 and 2005

        Research and development ("R&D") expenses were $46.7 million, or 8% of net sales, in the three months ended June 30, 2006, compared to $65.6 million, or 9% of net sales, as restated, in the corresponding period of 2005. The decrease of $18.9 million in absolute dollars of R&D expenses can be primarily attributed to the decreased headcount of approximately 778 employees resulting from restructuring activities and the transfer of engineers as part of the sale of ACD. Personnel related expenses decreased by $5.5 million and facility and depreciation cost decreased by $6.2 million as a result of restructuring and write down of R&D equipment. Additionally, professional services costs decreased by $2.5 million due to a decreased use of consultants.

Six months ended June 30, 2006, and 2005

        R&D expenses were $93.1 million and $131.9 million as restated, or 8% and 8% of net sales, in the six months ended June 30, 2006 and 2005, respectively. In absolute dollars, R&D expenses decreased by $38.8 million, primarily due to a decrease in facility and depreciation costs of $11.8 million as a result of restructuring and write-down of R & D equipment. Also, there was a decrease in personnel expenses, including payroll, payroll taxes and benefits totaling $10.2 million resulting from the decreased headcount as described above. In addition, the decrease in R&D expenses also can be attributed to decreased a professional costs of $6.0 million associated with decreased use of consultants.

IN-PROCESS RESEARCH AND DEVELOPMENT

Three and six months ended June 30, 2006 and 2005

        The $0.7 million charges to in-process research and development ("IPR&D") for the three months ended June 30, 2005, as restated, were related to our acquisition of Pedestal Networks. All charges to

IPR&D were based, in part, upon independent valuations. In assessing IPR&D projects, we considered key product characteristics including each product's development stage at the acquisition date, each product's life cycle and each product's future prospects. We also considered the rate at which technology changes in the relevant industry, the industry's competitive environment and the economic market outlook. There have been no IPR&D costs in 2006.

AMORTIZATION OF INTANGIBLE ASSETS

Three and six months ended June 30, 2006 and 2005

        Amortization of intangible assets expenses was $4.8 million and $6.8 million, or 1% and 1% of net sales in the three months ended June 30, 2006 and 2005, as restated, respectively. Amortization of intangible assets expenses were $9.7 million and $13.7 million, or 1% and 1% of net sales in the six months ended June 30, 2006 and 2005, as restated, respectively. The decrease in the amortization of intangible assets for the three and six months ended June 30, 2006 was due to several intangible assets being fully amortized during the preceding twelve months.

RESTRUCTURING COSTS

Three and six months ended June 30, 2006 and 2005

        In the second quarter of the fiscal year 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products. In addition, the restructuring plan was designed to allow us to reduce break-even revenues for each product line, align investments with key growth opportunities and facilitate the process of globalization.

        During the three and six months ended June 30, 2005, we incurred approximately $15.1 million in operating expenses relating to the restructuring plan actions, primarily consisting of $7.6 million in severance payments, $7.5 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. Included in the restructuring costs of $15.1 million are non-cash charges of $6.9 million in asset impairments. We made cash payments of $6.3 million for severance and other benefits, and $2.7 million of accrued expenses. As part of the restructuring plan, during the three and six months ended June 30, 2005 we recorded $5.5 million in inventory write-off which was associated with discontinued products. Restructuring expense related to the inventory write-off was included in cost of sales in the Consolidated Statements of Operations.

        During the second half of 2005, we incurred an additional $14.6 million in operating expenses in relation to the restructuring plans. As of December 31, 2005, approximately $1.2 million remained unpaid in accrued expenses, and as of June 30, 2006, approximately $0.7 million remained, primarily relating to remaining lease termination expenses.

INTEREST INCOME

Three months ended June 30, 2006 and 2005

        Interest income was $3.9 million and $1.5 million for the three months ended June 30, 2006 and 2005, respectively. Interest income was generated from cash and short-term investment balances which increased in the three months ended June 30, 2006 as compared to the corresponding period of 2005. The effective interest rate doubled between the two time periods.

Six months ended June 30, 2006 and 2005

        Interest income was $7.5 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively. Interest income was generated from cash and short-term investment balances which increased in the six months ended June 30, 2006 as compared to the corresponding period of 2005. The effective interest rate doubled between the two time periods.

INTEREST EXPENSE

Three months ended June 30, 2006 and 2005

        Interest expense was $3.2 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively. The decrease in interest expense for the three months ended June 30, 2006 was attributable to the decrease in short-term debt, which declined from approximately $265.2 million as of June 30, 2005 to approximately $122.6 million as of June 30, 2006.

Six months ended June 30, 2006 and 2005

        Interest expense was $6.7 million and $9.0 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in interest expense for the six months ended June 30, 2006 was attributable to a decrease in short-term borrowings.

OTHER INCOME (EXPENSES)

Three months ended June 30, 2006 and 2005

        Net other income was $6.9 million and $8.9 million for the three months ended June 30, 2006 and 2005, respectively. Net other income for the three months ended June 30, 2006 primarily consisted of $2.9 million of currency exchange and $2.5 million for a gain on sales of assets. For the three months ended June 30, 2005, net other income primarily consisted of an $11.1 million gain recognized on early debt extinguishment and $4.8 million Japan consumption tax refund offset by foreign exchange losses of $6.8 million.

Six months ended June 30, 2006 and 2005

        Net other income was $10.5 million and $2.0 million for the six months ended June 30, 2006 and 2005, respectively. Net other income for the six months ended June 30, 2006 primarily consisted of gains from foreign exchange of $5.7 million and a gain on the sale of an asset of $2.5 million. Net other income for the six months ended June 30, 2005 primarily consisted of an $11.1 million gain recognized on early debt extinguishment and a $6.0 million consumption tax refund in Japan offset by a foreign exchange loss of $14.6 million. Yen-denominated sales and accounts receivable were significantly higher during the six months ended June 30, 2005 as compared to the same period last year. As such, we incurred a $14.6 million unrealized loss in foreign exchange due to the weakened Japanese Yen against the US dollar for the six months ended June 30, 2005.

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

        As of December 31, 2005, the U.S. net operating loss carryforwards ("NOLs") were $12.2 million and expire in varying amounts between 2015 and 2025. As of December 31, 2005, state NOL carryforwards were $73.3 million and expire in varying amounts between 2015 and 2025. As of December 31, 2005 the Company also had NOL carryforwards in China of approximately $65.6 million that will expire in 2010.

        Our income tax return for the 2003 tax year is currently under audit by the Internal Revenue Service. The Company is also under audit by China tax authorities for the 2003 to 2005 tax years. The Company provides tax reserves for federal, state and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgements about tax issues, potential outcomes and timing, and is a subjective critical estimate. Although the outcome of these tax audits is uncertain, in management's opinion, adequate provisions for income taxes have been made as a result of these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on the Company's results of operations.

Three months ended June 30, 2006 and 2005

        Income tax expense was $4.7 million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively. Our 2006 annual effective tax rate is estimated to be negative 17%. There are two primary reasons for the negative 17% effective tax rate. First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

Six months ended June 30, 2006 and 2005

        Income tax expense was $7.5 million and $7.9 million for the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2005, we recorded an additional tax expense of $9.0 million primarily relating to the valuation of our deferred tax assets in China.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Three and six months ended June 30, 2006 and 2005

        Equity in net loss of affiliated companies was $0.6 million and $1.0 million for the three and six months ended June 30, 2005, respectively. The loss in both periods was primarily attributable to the loss recognized from our joint venture investments with Matsushita Communication Industrial Co., Ltd., and Matsushita Electronic Industrial Co., Ltd. There was no equity net loss of affiliated companies during the three and six months ended June 30, 2006 as business operations have been terminated.

SEGMENT REPORTING

        As of June 30, 2006, we managed our business on the basis of our five operating segments, namely Broadband Infrastructure, Wireless Infrastructure, Handsets, PCD, and Service. Each operating segment represents its own reporting segment and each operating segment is responsible for its own production and sales management.

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

        Effective July 1, 2006 we combined the Broadband Infrastructure and the Wireless Infrastructure segments into a newly created Network Solutions segment.

        Summarized below are our segment sales revenue and gross profit for the three and six months ended June 30, 2006 and 2005, respectively.

Broadband Infrastructure

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Sales	$44,674	$56,644	$101,830	$382,951
Gross profit	$4,852	$16,739	$27,809	$180,796
Gross profit as a percentage of sales	11%	30%	27%	47%

        Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 44% and 38% of total broadband sales during the three months ended June 30, 2006 and 2005, respectively, and 53% and 80% during the six months ended June 30, 2006 and 2005, respectively. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.

        Broadband Infrastructure net sales during the six months ended June 30, 2005, as restated, included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for the iAN8000 product in 2005. Included in Broadband Infrastructure sales for the six months ended June 30, 2006 are order cancellation fees of $22.6 million and included in cost of sales is a $3.1 million inventory write-down. During the three and six months ended June 30, 2006 we incurred a negative gross profit in China of $0.6 million and $2.7 million, respectively, primarily as a result of a reduction in the realizable value of inventory at customer sites without contracts for products in the RollingStream and GEPON product lines.

Wireless Infrastructure

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Sales	$113,680	$152,925	$214,113	$262,362
Gross profit	$54,240	$45,964	$103,757	$75,634
Gross profit as a percentage of sales	48%	30%	48%	29%

        During the three months ended June 30, 2006, sales of Wireless Infrastructure products declined by 26% compared to the same period in 2005. PAS systems sales declined 41% and now comprise approximately 76% of our Wireless Infrastructure sales compared to 96% during the same period in 2005. The decrease in PAS systems sales was primarily the result of our customers in China transitioning from new system installations to system expansions as PAS/iPAS systems reach product maturity. Included in Wireless Infrastructure sales for the three months ended June 30, 2006, is an order cancellation fee of $10.0 million and included in cost of sales is a $5.0 million prepaid license fee write-down. Sales of products other than PAS systems, including our Moving Media 2000 and Moving Media 6000 products comprised the remaining 17% of sales.

        During the six months ended June 30, 2006, Wireless Infrastructure sales declined by 18% compared to the same period in 2005. Sales in China, which is predominately a PAS market for us, decreased by 24% while sales elsewhere increased by 32%. The decline in sales in China has continued since late 2004 as carriers have transitioned from new system installations to system expansions as PAS/iPAS systems reach product maturity.

        We anticipate moderate declines in PAS system spending. We plan to aggressively pursue opportunities for our other technology products in multiple markets, though we do not anticipate that these sales will fully offset the decline in PAS sales through the remainder of 2006.

        Gross profit increased by 18 percentage points in the three months ended June 30, 2006, as compared to the corresponding quarter in 2005 due to a number of factors including: (i) the margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management and product quality resulting in a decrease in excess/slow moving inventory write-downs and scrap; and (iii) a decrease in component material costs.

        Gross profit increased by 19 percentage points in the six months ended June 30, 2006, as compared to the corresponding six months in 2005 due to a number of factors, including: (i) the margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management and product quality resulting in a decrease in excess inventory write-downs and scrap; and (iii) sales of voice and data networks software totaling $8.6 million which has nearly 100% gross margins.

PCD

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Sales	$266,247	$342,263	$589,242	$657,815
Gross profit	$12,322	$15,990	$26,755	$29,682
Gross profit as a percentage of sales	5%	5%	5%	5%

        Revenue from external customers for the segment decreased 22% during the three months ended June 30, 2006 as compared to the same quarter in 2005. The number of units sold during the three months ended June 30, 2006 was substantially unchanged from the comparable period in the prior year at 1.7 million units. The average sales price per unit declined by approximately 22%, accounting for the decline in sales. During the three months ended June 30, 2006, the sales activities of the PCD division were expanded to include sales of handsets other than PAS in countries other than China that were previously included in the Handset division. This resulted in additional sales of $9.5 million for the segment, and did not have an appreciable effect on total sales or gross profit.

        Historically, PCD has relied upon a limited number of manufacturers to supply its handset products. During the three and six months ended June 30, 2006, one vendor accounted for approximately 26% and 39%, respectively, of PCD purchases. This vendor will continue to supply PCD existing handset models but is selling new models directly to some of our customers. We plan to replace this supplier by introducing more models of our own design and expanding our relationship with other manufacturers, but we still expect to see flat or declining sales during the remainder of 2006 while we make this transition. The percentage of product sourced from this vendor has already declined from the 63% of PCD purchases during 2005. During the three and six months ended June 30, 2006, sales of UTStarcom branded devices increased to approximately 20% and 13%, respectively, from zero in the same periods last year. In addition, two other vendors combined to account for approximately 54% and 47% during the three and six months ended June 30, 2006, respectively.

        Gross profit as a percentage of sales was consistent for the three and six month periods ending June 30, 2006 compared to the prior year.

Handsets

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Sales	$107,069	$143,879	$206,088	$271,962
Gross profit	$32,894	$20,800	$64,493	$35,339
Gross profit as a percentage of sales	31%	14%	31%	13%

        Handsets sales declined 26% for the three months ended June 30, 2006 compared to the same period in 2005. Nearly all our handset sales are in China, where we have experienced a decline in volume for our PAS handsets, partially offset by an increase in the per-unit average price. The units sold declined to 2.2 million compared to 3.4 million in the comparable period last year. We believe that the 35% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth. During the three months ended June 30, 2006, the PAS net subscriber growth in China slowed to 3.0 million from 4.5 million during the comparable period in the prior year as service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology networks.

        We believe the average selling price per unit improved due to a shift in product mix to sales of higher-end models, including our new PAS/GSM dual mode model. This shift in product mix more than offset declining prices of other models due to competitive pricing pressures in the PAS market, which we have experienced in the China telecommunications market since the latter part of 2003. We expect to see cumulative PAS subscriber growth at lower rates in future periods.

        Handset sales declined 24% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. As noted above, the decrease in net sales was primarily attributable to declining volume in the China telecommunications market. Unit sales declined to 4.4 million for the six months ended June 30, 2006 compared to 6.0 million units in the prior year. The average selling price per unit remained relatively stable due to the offset of competitive pricing pressures in the PAS market with a shift in product mix to sales of higher end models including our new dual mode model.

        Gross profit as a percentage of sales for our handsets segment increased by 17% in the three months ended June 30, 2006, as compared to the corresponding quarter in 2005. A significant portion of the improvement in the gross profit percentage relates to shifting most of our products to the use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit. Additionally, we have had a shift in product mix towards higher margin products such as our PAS/GSM dual mode and ultra-thin high-end PAS handsets. Additional factors leading to the improvement in gross profit is a reduction in scrap, variances and warranty costs.

        Gross profit as a percentage of sales for our handsets segment increased by 18% in the six months ended June 30, 2006, as compared to the corresponding six months in 2005. A portion of the improvement in the gross profit percentage relates to shifting most of our products to the use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit. Additionally, we have had a shift in product mix towards higher margin products such as our PAS/GSM dual mode and ultra-thin high-end PAS handsets. Additional factors leading to the improvement in gross profit are a reduction in scrap, variances and warranty costs.

        We believe our Handset segment is positioned to meet future market demand as we were awarded a license to sell both GSM and CDMA handsets in China in July 2005. Additionally, we are focusing on expanding our handset product offering outside of China. However, we do not expect gross profit as a percentage of sales to continue at this level over the remainder of the year as the decline of the price per unit will likely exceed our ability to continue to reduce per-unit costs.

Service

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Sales	$17,476	$24,048	$34,444	$46,553
Gross profit	$4,978	$12,645	$8,926	$28,111
Gross profit as a percentage of sales	28%	53%	26%	60%

        Our Service segment's revenue from external customers decreased by $6.5 million for the three months ended June 30, 2006 as compared to the corresponding quarter last year. Included in service revenue during the three months ended June 30, 2006 is revenue of $3.3 million related to support and service performed for Softbank affiliates compared to $6.4 million during the same period in 2005.

        During the first half of 2006, we focused on the revenue opportunities with respect to support in China. Approximately 477 employees previously providing sales and support services were shifted towards generating revenue from support arrangements, resulting in additional cost of goods sold for the three and six months ended June 30, 2006 of $3.5 million and $6.9 million, respectively, and a corresponding decrease to operating expenses. Additionally, revenues of $2.7 million and $5.3 million from Wireless Infrastructure and $0.2 million and $0.4 million from Broadband segment sales in China were allocated to the Service segment during the three and six months ended June 30, 2006, respectively. The allocation was made on certain completed contracts for which the service element was not separately priced.

        Our Service segment revenue from external customers declined by $12.0 million, or 26%, for the six months ended June 30, 2006 as compared to the corresponding period last year. The Service segments revenue for the six months ended June 30, 2006 included $5.8 million of revenue and gross profit associated with services performed for Softbank and affiliates compared to $19.0 million during the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

2006

        Net cash provided by operating activities for the six months ended June 30, 2006 was $79.2 million. Operating cash was affected by changes in accounts receivable, customer advances, and accounts payable, and offset by the net loss as well as changes in other current liabilities and inventories.

        The $97.6 million decrease in accounts receivable was attributable to a decline in sales preceding the end of the June 30, 2006 quarter as compared to sales preceding December 31, 2005. Days sales outstanding, when calculated using the preceding quarterly sales, remained constant at 70 days at June 30, 2006 and December 31, 2005. Days sales outstanding lengthened in the Broadband and PCD segments and shortened in the Handset and wireless segments.

        Customer advances increased by $69.3 million for the six months ended June 30, 2006. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded.

        Accounts payable increased by $39.7 million, other current liabilities decreased by $89.5 million and inventory increased by $36.9 million. The decrease in other current liabilities is primarily the result of a decrease in other taxes payable of approximately $19.1 million, a decrease in compensation related costs of approximately $10.2 million, a decrease in accrued warranty costs of approximately $12.6 million, a decrease in accrued contract costs, which relate to purchase of goods and services for which invoices have not been received of approximately $13.5 million and a decrease of approximately $34.1 million in other liabilities.

        Non-cash charges for the six months ended June 30, 2006 included $34.7 million of depreciation and amortization, an $8.8 million of stock compensation expense and a $6.0 million provision for inventory.

2005

        Net cash used in operating activities for the six months ended June 30, 2005 was $139.4 million. Operating cash was primarily affected by changes in accounts receivable, income tax payable and customer advances, offset by changes in payables, inventory, and current and non-current assets.

        The $74.9 million increase, as restated, in accounts receivable was primarily attributable to two factors: (i) incremental sales derived from PCD sales and (ii) longer collection cycles in China which we have been experiencing since late 2004. Days sales outstanding was 170 days, excluding PCD, at June 30, 2005 as compared to 70 days at June 30, 2004. Days sales outstanding was 106 days including PCD at June 30, 2005. The longer days sales outstanding is a direct result of longer collection cycles in China due to the slow-down in the telecommunication industry which has necessitated in a corresponding increase in the provision for doubtful accounts.

        Income tax payable decreased by $140.4 million and customer advances decreased by $225.2 million for the six months ended June 30, 2005, as restated, as compared to December 31, 2004. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales are recorded.

        The reduction of customer advances in the six months ended June 30, 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. ("JT"), an affiliate of Softbank Corp. as well as the decline in sales and the corresponding cash advances for product sold in China. All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as a customer advance in prior periods. Revenue for certain of these agreements has been recognized in the six months ended June 30, 2005, as restated. For additional information, refer to Note 18, "Related Party Transactions," to our condensed consolidated financial statements.

        The decreases in inventory balance of $41.9 million and other current and non-current assets of $58.4 million, as restated, have contributed to our increase in operating cash. In addition, accounts payable increased by $24.8 million, and deferred revenue increased by $19.9 million, as restated, both contributing to the increase in operating cash.

        Non-cash charges for the six months ended June 30, 2005, as restated, included $51.4 million of depreciation and amortization, a $6.7 million loss on asset impairment, a $33.6 million provision for doubtful accounts and a $28.2 million inventory provision excluding $5.5 million write-off of inventory associated with the Restructuring. In the six months ended June 30, 2005, as restated, we recorded an $11.1 million non-cash gain on extinguishment of debt which offsets activities that increase operating cash.

INVESTING ACTIVITIES

2006

        Net cash used in investing activities for the six months ended June 30, 2006 totaled $7.2 million. Cash outflows for investing activities, including $12.3 million of additions to property, plant and equipment, $21.8 million of purchases of short-term investments, and $20.0 million in changes to restricted cash. Cash inflows from investing activities included $20.0 million received from the sale of the semiconductor design business division to Marvell Technology Group, Ltd., and $25.6 of proceeds of the sale of short-term investments.

2005

        Net cash provided by investing activities for the six months ended June 30, 2005, as restated, totaling $34.8 million was primarily due to $104.9 million of net proceeds from the purchase and sale of short-term investments. The cash outflow was principally attributable to $23.8 million related to our acquisitions of Giga Telecom, Inc. in the first quarter of 2005, as restated, and Pedestal Networks in the second quarter 2005, as restated, and $46.3 million in purchases of property, plant and equipment.

FINANCING ACTIVITIES

2006

        Net cash used in financing activities was $75.5 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowings of $77.5 million.

2005

        Net cash used in financing activities was $105.9 million for the six months ended June 30, 2005, as restated. This was primarily due to the net repayment of borrowing of $94.7 million and $15.8 million cash payment in conjunction with an early debt extinguishment.

LIQUIDITY

        Our working capital was $0.9 billion and $1.1 billion at June 30, 2006, and 2005, respectively. This decrease in working capital was primarily due to decrease in accounts receivable, and increases in customer advances and deferred revenue. These are partially offset by smaller accounts payable and short-term debt. Cash and cash equivalents increased to $647.3 million at June 30, 2006 from $350.3 million at June 30, 2005 while short-term investments decreased to $10.3 million at June 30, 2006 from $31.4 million at June 30, 2005.

        Our China sales are generally denominated in local currency. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition and results of operations. We have contracts negotiated in Japanese Yen and we maintain a bank account in Japanese Yen for purchasing portions of our inventories and supplies. The balance of this Japanese Yen account at June 30, 2006 was approximately $35.4 million. We may hedge certain Japanese Yen-denominated balance sheet exposures against future movements in foreign currency exchange rates by using foreign currency forward contracts. Gains and losses on these fair value hedges are intended to offset gains and losses from the revaluation of our Japanese Yen-denominated recognized assets and liabilities. In accordance with Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," we recognize derivative instruments and hedging activities as either assets or liabilities on the balance sheet and measure them at fair value. We do not intend to utilize derivative financial instruments for speculative trading purposes.

        We accept bank notes receivable and commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $11.6 million and $2.1 million at June 30, 2006 and December 31, 2005, as restated, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), have been met.

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

        On August 1, 2005, we entered into a 364-day $100.0 million committed receivables purchase facility with a financial institution. In July 2006 the agreement was extended to the earlier of (i) July 31, 2007, (ii) upon 90 days written notice by the financial institution, or (iii) the occurrence of an event of default. Pursuant to the terms of the receivable purchase facility, we may sell certain receivables arising from the sale of telecommunications equipment to this financial institution. No receivables had been sold, pursuant to this arrangement.

        We believe that our existing credit facilities and cash and cash equivalents, short-term investments and cash from operations will be sufficient to finance our operations and any cash used for planned restructuring activities through at least the next 12 months. As of June 30, 2006, we had cash, restricted cash, short-term investments and restricted short-term investments of $728.7 million and lines of credit totaling $705.5 million, with $565.0 million available for future borrowings. $664.2 million of these facilities expire in 2006 and $61.3 million of these facilities expire in 2007. We are proceeding with the extension or renewal of these credit facilities, however, such renewal is not certain. Of our total cash and short-term investment balance, $504.0 million is held in China where currency exchange controls exist. As a result, our ability to make payments in other jurisdictions could be limited by our ability to move money from China to the other jurisdictions.

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

OFF BALANCE SHEET ARRANGEMENTS

        On August 1, 2005, we entered into a committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. Sales of the accounts receivables to Citibank, N.A. under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to Citibank, N.A. will be carried at their net realizable value, including an allowance for doubtful accounts. We have not sold any receivables pursuant to this facility during 2005 or the first six months of 2006. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

        Our obligations under contractual obligations and commercial commitments are as follows:

	June 30, 2006 Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	over 5 years
	(in thousands)
Contractual Obligations
Bank loans	$122,587	$122,587	$—	$—	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—	$—
Interest payable on subordinated notes	$4,806	$2,403	$2,403	$—	$—
Lease obligations	$37,496	$15,579	$16,651	$4,479	$787
Other Commercial Commitments
Standby letters of credit	$91,935	$89,048	$2,887	$—	$—
Purchase commitments	$791,947	$786,359	$5,588	$—	$—

Notes Payable

        Occasionally, we issue short-term notes payable to our vendors in lieu of trade accounts payable. The payment terms are normally three to nine months and are typically non-interest bearing.

Bank Loans

        At June 30, 2006, we had loans with various banks totaling $122.6 million and each with interest rate 5.02% per annum. These bank loans mature within twelve months and are included in short-term debt.

Convertible Subordinated Notes

        Our convertible subordinated notes, due March 1, 2008, bear interest at a rate of 7/8% per annum, payable semiannually on May 1 and September 1, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal amount of the notes is due only at maturity of the notes.

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

Purchase commitments

        We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. As of June 30, 2006, total open commitments under these purchase orders extending beyond one year were approximately $5.6 million. Additionally, we have agreed to purchase from Marvell certain chip-sets that will be included in our PAS handsets through 2011.

Investment commitments

        As of June 30, 2006, we had invested a total of $2.6 million in Global Asia Partners L.P. that is recorded as a long-term investment. The fund size is anticipated to be $10.0 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We have a commitment to invest up to a maximum of $5.0 million. The remaining amount is due at such times and in such amounts as shall be specified in one or more future capital calls to be issued by the general partner.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of

FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

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

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2006:

(in thousands, except interest rates)
Cash and cash equivalents	$647,274
Average interest rate	1.59%
Restricted cash	$71,119
Average interest rate	4.69%
Short-term investments	$10,339
Average interest rate	1.42%
Total cash, cash equivalents and investment securities	$728,732
Average interest rate	1.91%

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

Debt Investment Risk:

        Our debt investment portfolio consists of a $5.3 million note receivable from BB Modem, an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period, with a substantial portion of the principal amount of the loan schedule to be repaid during the last 16 months of this period. Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents. The value of BB Modem's modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loan.

Foreign Exchange Rate Risk:

        We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. Although the impact of currency fluctuations of Renminbi to date has been slight, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. The balance of cash and short-term investment balance held in China was $504.0 million at June 30, 2006. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar. Additionally, during 2005 and the first six months of 2006 we made significant sales in both Japanese Yen and in Euros. We maintain Japanese Yen bank accounts for purchasing portions of our inventories and supplies.

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

        We have performed a sensitivity analysis as of June 30, 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect at June 30, 2006. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign exchange financial instruments of $12.6 million at June 30, 2006.

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

        In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the CEO and CFO, as of June 30, 2006 of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of June 30, 2006 the Company's disclosure controls and procedures were not effective because of the material weaknesses described in Item 9A of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended (the "2005 Form 10-K"), which we are still the in the process of remediation. Investors are directed to Item 9A of the 2005 Form 10-K for the description of these weaknesses.

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

Management's Remediation Initiatives and Interim Measures

        In response to the matter discussed in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented and/or plans to implement during 2006 the specific measures described below to remediate the material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. In addition, in the absence of full implementation of these remediation measures during the first two quarters of 2006 and subsequent to June 30, 2006 and in connection with the June 30, 2006 quarter-end reporting process, the Company has undertaken the additional measures described under the subheadings "—Interim Measures" below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements included in this Quarterly Report on Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Quarterly Report on Form 10-Q.

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

  (b)
  During 2005 and the first half of 2006, the Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, in its analysis and calculation of its income tax provision, and the Company plans to continue to utilize outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, in its analysis of such matters in future periods; and

  (c)
  The Company plans to develop a more formalized and comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

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

        Interim Measures.    Management has not yet implemented all of the measures described in items 1 through 7 above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first and second quarters of 2006 or subsequent to June 30, 2006 in connection with the June 30, 2006 quarter-end reporting process, address the material weaknesses described in item 1 of "Management's Report on Internal Control

Over Financial Reporting" in Item 9A of the 2005 Form 10-K. These other measures include the following:

  1.
  The Company retained on an interim basis outside consultants, other than the Company's independent registered public accounting firm, with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company's management, to assist with the June 30, 2006 quarter-end reporting process.

  2.
  The Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

  3.
  The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the second quarter of 2006 to determine the proper recording of cost of goods sold; it conducted a reconciliation of inventories at customer sites to outstanding contracts as of the quarter-end and analyzed inventory for recovery and potential impairment; and it conducted an analysis of inventory relating to purchase orders to identify under-recorded inventory.

  4.
  The Company conducted a review of the processes to record inventory reserves and a review of the manual procedures by which the Company tracks the cost of its products.

  5.
  The Company conducted a variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system and an extensive review of account reconciliations.

  6.
  The Company conducted a detailed and extensive review of the following matters: all non-routine transactions and internal representations; financial statements, as well as certifications from decentralized locations, for accuracy; spreadsheets; and journal entries.

  7.
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

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the second quarter of 2006 or subsequent to June 30, 2006 in connection with the June 30, 2006 quarter-end reporting process are sufficient to address the material weakness described in item 2 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. These other measures include the following:

  1.
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

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the second quarter of 2006 or subsequent to June 30, 2006 in connection with the June 30, 2006 quarter-end reporting process, address the material weakness described in item 3 of "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K. These other measures include the following:

  1.
  Senior financial staff in the Company's U.S. headquarters did a thorough review of trial balances issued from decentralized locations.

  2.
  The Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, with the June 30, 2006 quarter-end review of decentralized operations.

  3.
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

        Interim Measures.    Management has not yet implemented all of the measures described above and/or tested them. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the second quarter of 2006 or subsequent to June 30, 2006 in connection with the June 30, 2006 quarter-end reporting process, address the material weaknesses described in item 4 of "Management's Report on Internal Control Over Financial Reporting." These other measures include the following:

  1.
  Senior financial staff in the Company's U.S. headquarters did a thorough review of trial balances issued from decentralized locations.

  2.
  The Company utilized outside consultants, other than the Company's independent registered public accounting firm, to assist the Company's management, working under its supervision and direction, with the June 30, 2006 quarter-end review of decentralized operations.

  3.
  Non-routine material transactions for decentralized locations were documented by staff in such decentralized locations and reviewed by senior financial staff in the Company's U.S. headquarters.

Control deficiencies not constituting material weaknesses

        In addition to the material weaknesses described in "Management's Report on Internal Control Over Financial Reporting" in Item 9A of the 2005 Form 10-K management has identified other deficiencies in internal control over financial reporting that did not constitute material weaknesses as of December 31, 2005. The Company has implemented and/or plans to implement during 2006 various measures to remediate these control deficiencies and has undertaken other interim measures to address these control deficiencies.

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

Changes in Internal Control over Financial Reporting

        The discussion above under "Management's Remediation Initiatives and Interim Measures" describes the material planned and actual changes to the Company's internal control over financial reporting during the first two quarters of 2006 and subsequent to June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against us and various officers and directors. The actions have been consolidated in United States District Court for the Northern District of California. The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        This litigation is in its preliminary stage, and we cannot predict its outcome. Our management believes that the claims are not meritorious. Nevertheless, an adverse outcome in the litigation, if it occurred, could have a material adverse effect on our results of operations, financial position and cash flows.

Governmental Investigations

        We have received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006, we became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. In June 2006, we became aware that one of our former employees may have made a payment to a Thailand government official in possible violation of the FCPA. We, through our Audit Committee, authorized an independent investigation into these matters, and we have been in contact with the DOJ and SEC regarding the investigation. At this time, we cannot predict when any governmental inquiry will be completed or what the outcome of any governmental inquiry will be.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us. The order dismisses all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would dismiss and release all claims against the participating defendants (including us). In exchange for this dismissal, D&O insurance carriers would agree to guarantee a recovery by the plaintiffs from the underwriter defendants of at least $1 billion, and the issuer defendants would agree to an assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement. On August 31, 2005, the Court entered an order confirming its preliminary approval of the settlement. On April 24, 2006, the Court conducted a fairness hearing in connection with the motion for final approval of the settlement. The Court did not issue a ruling on the motion for final approval at the fairness hearing. The settlement remains subject to a number of conditions, including final court approval. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.

Starent Patent Infringement Litigation

        We have sued Starent Networks Corporation ("Starent") for patent infringement in the U.S. District Court for the Northern District of California. On March 22, 2004, we filed our Complaint. On June 3, 2004, we served our Complaint on Starent. On July 30, 2004, Starent filed and served its answer and counterclaims. On August 30, 2004, we served and filed our Amended Complaint. In our Amended Complaint, we assert that Starent infringes a UTStarcom patent through the manufacture, use, offer for sale, and sale of Starent's ST-16 Intelligent Mobile Gateway. We seek, inter alia, compensatory damages and injunctive relief. Starent filed its answer to the Amended Complaint and counterclaims on September 17, 2004. In its answer and counterclaims, Starent denies our allegations and seeks a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. The Court held an initial case management conference on November 2, 2004. On February 17, 2005, we filed a motion for a preliminary injunction against Starent's use, sale, and offer for sale of products having the infringing feature. The Court held a hearing on our motion on May 11, 2005 and denied our motion on June 17, 2005. On June 30, 2005, the Court held a hearing on the proper meaning or construction of the claims of the patent-in-suit and entered an order construing these claims on August 11, 2005. On September 20, 2005, Starent filed a motion for summary judgment of non-infringement and UTStarcom filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability. On October 4, 2005, Starent filed a motion to strike UTStarcom's final infringement contentions. On November 7, 2005, Starent's motion to strike was denied. Oral argument on UTStarcom's estoppel motion and Starent's non-infringement motion was held on November 8, 2005. On December 6, 2005, the Court granted Starent's motion for summary judgment of non-infringement. On December 12, 2005, the Court dismissed as moot Starent's counterclaims for declaratory relief based on invalidity or unenforceability of the asserted patent. On February 2, 2006, the Court entered judgment in favor of Starent. On March 2, 2006, UTStarcom filed a notice of appeal. The case is currently pending at the Court of Appeals for the Federal Circuit. UTStarcom believes that the appeal will be successful, nonetheless, UTStarcom has indicated that it believes that an adverse judgment will not have a material adverse effect on the business, financial condition, or results of its operations.

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

Pursuant to the parties' stipulation, we withdrew our motion to strike and, on July 27, 2005, Starent filed an amended answer and counterclaims, which pleaded its inequitable conduct allegations with more specificity. UTStarcom filed its answer to the amended counterclaims on August 10, 2005. The initial case conference was scheduled for March 31, 2006, but was vacated by the Judge, who instead issued a scheduling order and referred the case to the Magistrate on March 29, 2006. On May 17, 2006, the Magistrate issued a new scheduling order to accommodate the parties' request. On June 30, 2006, the Magistrate amended the earlier order and issued second new scheduling order to accommodate the parties' request. The litigation is in the preliminary stage and its outcome cannot be predicted. However, UTStarcom believes that its claims are meritorious. Nonetheless, UTStarcom has indicated that it believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the business, financial condition, or results of its operations.

Fenner Investments Patent Infringement Litigation

        On January 6, 2005, Fenner Investments, Ltd. ("Fenner") filed suit against us and co-defendants Juniper Networks, Inc., Nokia, Inc., Nortel Networks Corp., Lucent Technologies, Inc., and Cisco Systems, Inc. in the U.S. District Court for the Eastern District of Texas. On May 17, 2005, Fenner amended its complaint to add as defendants Ericsson Inc., Ericsson AB, Telefonaktiebolaget LM Ericsson, and Alcatel USA Inc. The suit alleged that certain products infringe two Fenner patents, U.S. Patent Nos. 5,561,706 and 6,819,670, for which Fenner sought compensatory and injunctive relief. On March 20, 2006, we agreed to settle Fenner's claims against us for $1.4 million. As part of this settlement, Fenner agreed to dismiss with prejudice its claims against us. On April 27, 2006, the court ordered the dismissal with prejudice of Fenner's claims against us as a result of the settlement. The settlement did not have a significant financial impact on operations.

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

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a Complaint against us in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that we breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that we never intended to fulfill. The Telos Plaintiffs seek at least $19 million in damages, unspecified punitive damages and attorneys' fees. On December 28, 2005, the Telos Plaintiffs filed a First Amended Complaint, alleging substantially the same facts and seeking the same relief. On January 26, 2006, we filed a demurrer with respect to

Telos' three tort causes of action. On March 23, 2006, the Court sustained our demurrer to all three tort causes of action and allowed Telos thirty days to amend its complaint. On April 12, 2006, Telos filed a Second Amended Complaint, alleging substantially the same facts and seeking the same relief as in the First Amended Complaint. On May 12, 2006, we filed an Answer to the Second Amended Complaint, denying all material factual allegations asserted by the Telos Plaintiffs. Discovery is underway, and no trial date has been set.

Passave Litigation

        In November 2005, we filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. ("Passave") for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave's wholly-owned subsidiary) to us. Our Complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to us. On or about January 20, 2006, Passave filed its answer, affirmative defenses and demurrer to the Complaint. The Court sustained Passave's demurrer after the hearing on March 28, 2006. On May 9, 2006, we filed our Amended Complaint naming both Passave, Inc. and its Israeli subsidiary, Passave, Ltd., as defendants. The Amended Complaint states causes of action for breach of contract, breaches of warranty, indemnification, unfair competition and negligent misrepresentation, and seeks compensatory damages and other relief. Discovery is ongoing. On June 7, 2006, both Passave defendants removed the case from the state court to the Northern District Court of California, San Jose Division. Both Passave defendants thereafter filed motions to dismiss the Amended Complaint in the Northern District Court, and noticed the hearing for August 18, 2006. On June 19, 2006, we filed a motion for remand to return the action to the Santa Clara County Superior Court, and noticed the hearing for August 18, 2006. We intend to pursue our rights and remedies against Passave, Inc. and Passave, Ltd. vigorously.

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

        An arbitrator has been selected by the LCIA. The arbitrator ordered the determination of certain preliminary issues as to whether the claims made by Cell Communication are irrecoverable as a matter of English law. There was a hearing on May 26, 2006 in respect of these preliminary issues. On June 13, 2006, the arbitrator issued a partial award in which he addressed several issues. Among them, the arbitrator adopted our position that liability in this matter is limited to the amount of the purchase price paid by Cell Communication. The purchase price is not agreed but we believe it is less than $5 million. Cell Communication is also required to replead its 'general' damages claim. No further directions have been given nor has a date for the substantive hearing been scheduled. We intend to deny all liability, and believe we have meritorious defenses.

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

  1.
  the timing and size of the orders for our products;

  2.
  consumer acceptance of new products we may introduce to market;

  3.
  changes in the growth rate of customer purchases of communications services;

  4.
  the lengthy and unpredictable sales cycles associated with sales of our products;

  5.
  revenue recognition, which is based primarily on customer acceptance of delivered products, is unpredictable;

  6.
  cancellation, deferment or delay in implementation of large contracts;

  7.
  quality issues resulting from the design or manufacture of the products, or from the software used in the product;

  8.
  cash collection cycles in China and other emerging markets;

  9.
  the decline in business activity we typically experience during the Chinese Lunar New Year, which leads to decreased sales and collections during our first fiscal quarter;

  10.
  issues that might arise from the integration of acquired entities or the inability to achieve expected results from such acquisitions; and

  11.
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

        The average selling prices for communications access and switching systems and handsets have historically declined as a result of a number of factors, including:

  1.
  increased competition;

  2.
  aggressive price reductions by competitors;

  3.
  rapid technological change; and

  4.
  constant change in customer buying behavior and market trends.

        The average selling prices of our products may continue to decrease in the future in response to product introductions by us or our competitors or other factors, including price pressures from customers. Certain of our products, including wireless handsets, have historically had low gross profit margins, and any further deterioration of our profit margins on such products could result in losses with respect to such products. Therefore, we must continue to develop and introduce new products and enhancements to existing products that incorporate features that can be sold at higher average selling prices. Failure to do so or the failure of consumers or our direct customers to accept such new products could cause our revenues and gross profit to decline.

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

  1.
  our ability to obtain necessary approvals from regulatory organizations within the countries in which we operate and for any new technologies that we introduce;

  2.
  the length of time it takes service providers to evaluate our products, causing the timing of purchases to be unpredictable;

  3.
  the compatibility of our products with legacy technologies and standards existing in previously deployed network equipment;

  4.
  our ability to attract customers who may have preexisting relationships with our competitors;

  5.
  product pricing relative to performance;

  6.
  the level of customer service available to support new products; and

  7.
  the timing of new product introductions meeting demand patterns.

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

  1.
  enhancing management information systems, including forecasting procedures;

  2.
  further developing our operating, administrative, financial and accounting systems and controls;

  3.
  managing our working capital and sources of financing;

  4.
  maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

  5.
  retaining, training and managing our employee base;

  6.
  enhancing human resource operations and improving employee hiring and training programs;

  7.
  reorganizing our business structure to more effectively allocate and utilize our internal resources;

  8.
  improving and sustaining our supply chain capability; and

  9.
  managing both our direct and indirect sales channels in a cost-efficient and competitive manner.

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

        The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our Chairman of the Board, President and Chief Executive Officer, Ying Wu, our Chairman and Chief Executive Officer of China Operations, and Philip Christopher, President and Chief Executive Officer of our Personal Communications Division. The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations. For example, Mr. Lu has announced that he will resign as our Chairman of the Board, President and Chief Executive Officer, effective as of December 31, 2006. Mr. Wu will assume the CEO position as of January 1, 2007. Moreover, we have experienced turnover in key employee positions within our financial management team—each of our current chief financial officer and controller joined the Company in the latter half of 2005. If we cannot adequately transition management of our Company after Mr. Lu's resignation or if we cannot successfully manage employee turnover in other key positions, our business may suffer.

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

  1.
  the burden of complying with a variety of foreign laws and regulations;

  2.
  the burden of complying with United States laws and regulations for foreign operations, including the Foreign Corrupt Practices Act;

  3.
  difficulty complying with continually evolving and changing global product and communications standards and regulations for both our end products and their component technology;

  4.
  market acceptance of our new products, including longer product acceptance periods in new markets into which we enter;

  5.
  reliance on local original equipment manufacturers ("OEMs"), third party distributors and agents to effectively market and sell our products;

  6.
  unusual contract terms required by customers in developing markets;

  7.
  changes in local governmental control or influence over our customers;

  8.
  changes to import and export regulations, including quotas, tariffs, licensing restrictions and other trade barriers;

  9.
  evolving and unpredictable nature of the economic, regulatory, competitive and political environments;

  10.
  reduced protection for intellectual property rights in some countries;

  11.
  unproven business operation models developed or operated in specific countries or regions;

  12.
  longer accounts receivable collection periods; and

  13.
  difficulties and costs of staffing, monitoring and managing multinational operations, including but not limited to internal controls and compliance.

We do business in markets that are not fully developed, which subjects us to various economic, political, regulatory and legal risks unique to developing economies.

        Less developed markets present additional risks, such as the following:

  1.
  customers that may be unable to pay for our products in a timely manner or at all;

  2.
  new and unproven markets for our products and the telecommunications services that our products enable;

  3.
  lack of a large, highly trained workforce;

  4.
  difficulty in controlling local operations from our headquarters;

  5.
  variable ethical standards and an increased potential for fraud;

  6.
  unstable political and economic environments; and

  7.
  lack of a secure environment for our personnel, facilities and equipment.

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

        Our operations and the products we manufacture and/or sell are subject to a wide range of global environmental, health and safety laws. Compliance with existing or future environmental, health and safety laws could subject us to future costs, liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities and generally impact our financial performance. Some of these laws relate to the use, disposal, clean up of, and exposure to hazardous substances. In the United States, laws often require parties to fund remedial studies or action regardless of fault. Over the last several years, the European Union (the "EU") countries have enacted environmental laws regulating electronic products. For example, beginning July 1, 2006, our products are subject to laws that mandate the recycling of waste in electronic products sold in the EU and that limit or prohibit the use of certain substances in electronic products. Other countries outside of Europe are expected to adopt similar laws. We may incur additional expenses to comply with these laws.

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

        We have received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). In April 2006, we became aware that an agent of the Company may have made an offer to pay an Indian government official in possible violation of the FCPA. In June 2006, we became aware that one of our former employees may have made a payment to a Thailand government official in possible violation of the FCPA.

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

        We have identified material weaknesses in our internal control over financial reporting. See "Item 9A—Controls and Procedures—Management's Report on Internal Control Over Financial Reporting." As of the date of this quarterly report on Form 10-K, we are still in the process of implementing remedial measures related to the material weaknesses identified both in 2004 and 2005. If our efforts to remediate the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on the Company's ability to hire and retain qualified personnel. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

  1.
  the promulgation of new laws and regulations and the interpretation of those laws and regulations;

  2.
  inconsistent enforcement and application of the telecommunications industry's rules and regulations by the Chinese government between foreign and domestic companies;

  3.
  the restructuring of telecommunications carriers in China, including policy making governing 3G network infrastructure and licensing;

  4.
  restrictions on IPTV license grants, which could limit the potential market for our products;

  5.
  the introduction of measures to control inflation or stimulate growth;

  6.
  the introduction of new guidelines for tariffs and service rates, which affect our ability to competitively price our products and services;

  7.
  changes in the rate or method of taxation;

  8.
  the imposition of additional restrictions on currency conversion and remittances abroad; or

  9.
  any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

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

        China's economic environment has been changing as a result of China's entry, in December of 2001, into the World Trade Organization (the "WTO"). As of 2005, China had fulfilled its WTO commitments in allowing up to 49% percent foreign investment in wireless service joint-ventures in major cities. Also, a regulation has been issued to allow 25% foreign investment in basic telecommunication service joint-ventures in Beijing, Shanghai and Guangzhou. Furthermore, China is gradually introducing a market oriented pricing mechanism for the telecommunication services. On July 13, 2005, China MII and National Development and Reform Commission (NDRC) approved the launch of plan-based pricing for fixed-line telephone service by China's 2 fixed-line operators, China Telecom and China Netcom. On August 19, 2005, MII and NDRC endorsed a "Circular on the Changes in Administration of Telecom Service Pricing," which become effective on October 1, 2005 and further loosened the pricing administration on certain telecom services. Operators are allowed to freely set price for VOIP service. This is a further step for China toward a full market oriented pricing administration mechanism. Fueled by perceived market potential, already many overseas companies are carving out niches in China's telecommunications market, including Vodafone, AT&T, British Telecom, Japan Telecom and Hong Kong's PCCW and Hutchison Whampoa. France Telecom, for example, has set up a wholly-owned research and development (R&D) facility in China, as a step towards paving the way for future expansion in the world's biggest telecom market. As China gradually relaxes the foreign-invested enterprises, some international vendors may seize this opportunity to adjust their China strategy, increasing their investment in China and converting some of their joint-ventures into fully-owned enterprises.

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

        The Chinese government is considering the imposition of a "unified" corporate income tax that would phase out, over time, the preferential tax treatment to which foreign investment enterprises, such as ourselves and our joint ventures, are currently entitled. While it is not certain whether the government will implement such a unified tax structure or whether we will be grandfathered into any new tax structure, if a new tax structure is implemented, such new tax structure may adversely affect our financial condition. Moreover, the Chinese central government may review and audit tax benefits granted by local or provincial authorities and could determine to disallow such benefits. Certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced, disallowed or repealed due to changes in tax laws or determination by the Chinese government, our business could suffer.

Our ability to continue successful deployment of PAS system and sales of PAS handsets are limited by certain factors, including the following:

Maturing PAS market and increased competition in handsets and tariffs.

        The market for PAS exceeded 87 million users as of the end of fiscal year 2005 and is available in most of the provinces throughout China. We believe the PAS market has matured. For example, during fiscal year 2005, net sales of the PAS/IPAS system and the wireless infrastructure market declined significantly as compared to fiscal year 2004. In addition, the increase in handset competitors entering the market has resulted in decreased average selling prices and margins. If additional handset competitors enter the market, or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

  1.
  actual or anticipated fluctuations in operating results, actual or anticipated gross profit as a percentage of net sales, levels of inventory, our actual or anticipated rate of growth and our actual or anticipated earnings per share;

  2.
  changes in expectations as to future financial performance or changes in financial estimates or buy/sell recommendations of securities analysts;

  3.
  changes in governmental regulations or policies in China;

  4.
  our, or a competitor's, announcement of new products, services or technological innovations;

  5.
  the operating and stock price performance of other comparable companies; and

  6.
  news and commentary emanating from the media, securities analysts or government bodies in China relating to us and to the industry in general.

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

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 12.1% of our outstanding stock as of June 30, 2006. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

  1.
  election and removal of directors;

  2.
  our merger or consolidation with or into another entity; and

  3.
  sale of all or substantially all of our assets.

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

  1.
  authorizing the board of directors to issue additional preferred stock;

  2.
  prohibiting cumulative voting in the election of directors;

  3.
  limiting the persons who may call special meetings of stockholders;

  4.
  prohibiting stockholder action by written consent;

  5.
  creating a classified board of directors pursuant to which our directors are elected for staggered three year terms; and

  6.
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

  1.
  we may be limited in our ability to purchase the Notes in the event of a change in control, either for cash or stock, which could result in our defaulting on the Notes at the time of the change in control, and purchases for stock would be subject to market risk;

  2.
  an event of default under our senior debt, including one of our subsidiaries, could restrict our ability to purchase or pay any or all amounts due on Notes, and after paying our senior debt in full, we may not have sufficient assets remaining to pay any or all amounts due on the Notes;

  3.
  there is no listed trading market for the Notes, which could have a negative impact on the market price of the Notes;

  4.
  we have significantly increased our leverage as a result of the sale of the Notes which could have an adverse impact on our

  5.
  ability to obtain additional financing for working capital;

  6.
  hedging transactions related to the Notes and our common stock and other transactions, as well as changes in interest rates and our creditworthiness, may affect the value of the Notes and of our common stock; and

  7.
  the Notes are not rated, nor do we anticipate that they will be rated, ultimately having a negative effect on the price of the Notes and of our common stock.

        In addition, we are subject to various covenants and obligations pursuant to the terms of the indenture governing the Notes (the "Indenture"). Should we default on certain of these obligations, then all unpaid principal and accrued interest on the Notes then outstanding could become immediately due and payable. For example, as of March 16, 2006 and continuing through June 1, 2006, we were in technical noncompliance under the Indenture due to the untimely filing of our annual report on Form 10-K for the year ended December 31, 2005. The Company had received notice from the Trustee asserting that if the Company had failed to file its Annual Report on Form 10-K for the year ended December 31, 2005 on or before June 2, 2006, such failure would constitute an event of default pursuant to the Indenture. If such an event were to occur, the trustee under the Indenture or the holders of at least 25% in aggregate principal amount of the Notes then outstanding would have the right to declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. If an event of default under the Indenture occurs and if payment of principal and accrued interest on the Notes is accelerated, our business could be seriously harmed.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        The Company delayed the filing of its Annual Report on Form 10-K for the year ended December 31, 2005 ("the 2005 Form 10-K") in order to: (i) enable the Audit Committee of the Board to complete an investigation with regard to the circumstances surrounding the premature recognition of revenue on certain transactions, and (ii) management to complete the preparation of its 2005 consolidated financial statements and its assessment as of December 31, 2005 of the Company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit Number		EXHIBIT DESCRIPTION
10.110	(1)	UTStarcom, Inc. 2006 Equity Incentive Plan
10.111	(1)	Form of Stock Option Award Agreement
10.112	(1)	Form of Stock Option Award Agreement for Directors and Officers
10.113	(1)	Form of Restricted Stock Agreement
10.114	(1)	Form of Restricted Stock Unit Agreement
10.115		Form of Amended and Restated Change of Control Severance Agreement to be entered into by and between Ying Wu and UTStarcom, Inc.
10.116		Form of Amended and Restated Change of Control Severance Agreement to be entered into by and between William X. Huang and UTStarcom, Inc.
10.117		Form of Amended and Restated Change of Control/Involuntary Termination Severance Agreement to be entered into by and between Francis P. Barton and UTStarcom, Inc.
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the registrant's Current Report on Form 8-K, which was filed on July 27, 2006.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: August 9, 2006	By:	/s/ HONG LIANG LU Hong Liang Lu President, Chief Executive Officer and Director (Principal Executive Officer)
Date: August 9, 2006	By:	/s/ FRANCIS P. BARTON Francis P. Barton Executive Vice President of Finance, Chief Financial Officer (Principal Financial Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
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