Form 10-Q
period 2006-09-30
UTSTARCOM INC
filed 2007-10-10
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of September 30, 2007 there were 121,294,645 shares of the registrant’s common stock outstanding, par value $0.00125.

EXPLANATORY NOTE

The Company was unable to file timely its Form 10-Q for the quarterly period ended September 30, 2006 because we had commenced a voluntary review of historical stock option practices and the results of that review were not known at the date the Form 10-Q filing was due. We are filing the Form 10-Q for such period concurrently with filing of the Company’s Form 10-K Annual Report for the year ended December 31, 2006. Information contained herein about the restatements of previously issued financial statements has been taken from the 2006 Annual Report. The 2006 Annual Report contains additional information about the restatements which is not included herein.

Our consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q for accounting periods prior to the third quarter of 2006 have been restated, as described below.

Summary

In July 2007, the Company announced the Audit Committee was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Quarterly Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been. The net effect for the three and nine months ended September 30, 2005 was to reduce and defer previously recognized revenue and gross profit of $34.6 million and $15.1 million, respectively, and $63.7 million and $29.4 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduced our previously reported operating results for this period. During the three and nine months ended September 30, 2005 (in thousands), stock compensation expense totalling $76 and ($1,470), respectively, was recognized.

In restating our previously issued financial statements for the investigations described above, we also corrected other previously reported amounts. We corrected our reporting for $80.3 million of net sales to certain third party resellers and $41.2 million of associated cost of net sales in 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to one of our significant shareholders, SOFTBANK CORP. The accounts receivable from these sales was similarly reclassified into accounts receivable from related parties in our 2005 balance sheets. We also corrected our reporting of $6.3 million of time deposits at March 31 and June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in these balance sheets and in the statements of cash flows for the March and June 2006 reporting periods. The corrections for the three and nine months ended September 30, 2005 interim periods have been recorded in the condensed consolidated financial statements included herein. See also Exhibit 99.1 of our Annual Report on Form 10-K for the year ended December 31, 2006 for the impact of the restatement on all quarterly periods for 2005 and 2006.

None of these restatements had any effect on any of our December 31 cash balances; however, cash equivalents were reduced in the March and June 2006 periods due to the reclassifications described above.

Additional information about these restatements and their effects on our financial statements is presented below as well as in the Notes to Consolidated Financial Statements.

China Sales Investigation

The Audit Committee of the Company’s Board of Directors (“Audit Committee”) engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company’s whistle blower program. The independent counsel engaged forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

In conducting its procedures, the Investigating Team found instances where the customer contracts that evidenced the arrangement contained obligations for the Company to deliver software upgrades when and if made available for the equipment sold for no additional consideration and for an unspecified period that could extend over the term of the contract. This additional contract obligation is an element of “post contract support.” In these cases, the Investigating Team found that the contract documentation for the same transaction submitted by the sales office to the Company’s China headquarters for accounting purposes and utilized by the Company in determining the amount of revenue recognized did not include evidence of such post contract support obligations.

Accounting standards governing revenue recognition for system sales require all revenue to be deferred while there are undelivered elements under the arrangement unless the seller has established vendor specific objective evidence (“VSOE”) of fair value for such contract elements. Because these arrangements included such undelivered elements, revenue should be deferred based on the VSOE of the fair value of the underlying elements. VSOE of fair value represents the price charged when the same element is sold separately. Since the Company does not sell this element separately, it has not established VSOE for such undelivered elements, and as such the revenue from such contracts is required to be deferred and recognized over the period the Company is obligated to provide the post contract support.

The China sales investigation covered each of the seven years in the period ended December 31, 2006 and included: investigating approximately 1,200 contracts in all of our five regions in China; reviews of the electronic files of 45 employees; and formal interviews of 96 employees in China. Additionally, the China sales investigation included reviewing contract files, performing various financial analyses including comparison of payments received per our accounting records to the contract terms, and computer forensic procedures where destruction of electronic documents was suspected. In the aggregate, the Investigating Team expended approximately 25,000 hours in conducting this investigation, which commenced in February 2007 and was completed in September 2007 when the independent counsel and forensic accountants presented their final report to the Audit Committee. In July 2007, we announced the Audit Committee was conducting an independent investigation of historical sales with certain customers in China and we stated that we could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in our previously issued financial statements.

Upon completion of the investigative phase of the independent investigation by the Audit Committee, our management:

•                  conducted follow-up procedures to attempt to locate any additional relevant information to ensure the Company considered all available information and documents;

•                  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at our sales offices contained post contract support obligations to recognize revenue and cost of net sales over estimated period of post contract support;

•                  concluded that as a result of the existence of this undelivered post contract support obligation our previously issued financial statements should be restated to defer system sales contract revenue and the related cost of net sales over the estimated period of post contract support when a contract contained unspecified software upgrade rights.

The Audit Committee concurred with management’s decisions.

The effect of correcting improperly recognized revenue and cost of net sales is to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Net sales	Gross profit	Net income

2000	$(12,408)	$(5,294)	$(4,781)
2001	(17,154)	(6,330)	(5,779)
2002	(64,732)	(22,924)	(19,697)
2003	(21,060)	(8,014)	(6,382)
Totals through December 31, 2003	(115,354)	(42,562)	(36,639)
2004	(104,965)	(27,241)	(18,594)
2005	(58,232)	(27,863)	(42,433)
2000 - 2005 Total	(278,551)	(97,666)	(97,666)
2006 quarter ended
March 31	5,410	1,360	1,360
June 30	2,380	(371)	(371)
Total China Sales Restatement	$(270,761)	$(96,677)	$(96,677)

The cumulative effect of all of the China sales restatement adjustments to our consolidated balance sheet as of December 31, 2003 resulted in a decrease in retained earnings of $36.6 million, an increase in deferred revenue of $115.4 million to account for previously recognized sales, an increase in deferred costs of $75.7 million to account for previously recognized cost of net sales, and an increase in deferred tax assets of $3.0 million. In our consolidated balance sheet at December 31, 2006, deferred revenue is $275.7 million, of which $35.6 million is classified as current and $240.1 million as non-current, and the deferred costs balance is $176.6 million. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

Due to this restatement, we decreased net sales, gross profit, and net income (in thousands) for the three and nine month periods ended September 30, 2005 as follows: $34,610 and $63,671; $15,062 and $29,429; and $29,186 and $43,999, respectively.  In our consolidated balance sheet at September 30, 2006 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $34.5 million is classified as current and $240.3  million as non-current, and the related net reduction in cost of net sales of $177.0 million is accounted for as deferred costs. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

Upon completing its investigation, the Audit Committee concluded that the conditions and practices relating to systems contracts prevalent in the Western Region resulted primarily from the failure to prevent or detect instances of override related to controls in China over customer agreements, lack of proper management oversight, unclear record retention policies and procedures relating to systems contracts, and inadequate employee training. The Investigating Team and the Audit Committee also concluded that with respect to four regions other than the Western Region there was no evidence of fraud or misconduct or reason to suspect such occurred. The Investigating Team and the Audit Committee also concluded that there was no credible evidence of knowledge by senior management in China or the United States of the conditions and practices related to the Western Region of China that were discovered in the investigation. The Audit Committee concluded that local management in several of the sales offices in the Western Region of China did not submit appropriate information to the Company’s senior management in China and the United States. Therefore, in prior years, neither the Company’s management nor the Company’s independent registered accounting firm were able to properly evaluate the effect of that information on revenue recognition. The Audit Committee also concluded that certain members of management in China bear varying degrees of responsibility for inadequate oversight of activities. As a result, certain employees in China have either been terminated or placed on suspension for failure to provide adequate oversight of activities.

We have restructured the management of the Western Region sales organization and are working to identify and implement changes to our policies and procedures and enhance employee training to improve internal control consciousness and lessen the possibility of accounting errors occurring in the future.

Stock Option Accounting

In November 2006, we announced we had commenced a voluntary review of historical stock option practices under the leadership of the Governance Committee following a preliminary review by management which identified potential deficiencies and discrepancies in the documentation of stock option grants. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 (“Review Period”) for compliance with the various stock-based compensation accounting standards applicable during the Review Period as well as the rules of our stock option plans. The Governance Committee engaged independent outside legal counsel to assist in the review who, in turn, engaged forensic accountants. (Separate law firms and separate forensic accounting firms were engaged by the Audit Committee and the Governance Committee for the China sales investigation and the stock option accounting review.) In the rest of this discussion, this group collectively is referred to as the Stock Option Review Team and their actions and activities are referred to as the Stock Option Review. The Stock Option Review Team members spent over 11,000 hours in this review, and the Governance Committee met with the Stock Option Review Team on more than a dozen occasions to receive, discuss, and consider the Stock Option Review Team’s information and findings.

At the time the review commenced, the Governance Committee consisted of three members of the Board of Directors, all of whom are independent directors. The Committee decided to delegate supervision of the review to Mr. Jeff Clarke, its Chairman, who joined our Board in 2005 and had not served on the Compensation Committee of the Board of Directors (“Compensation Committee”) during the period under review. The Governance Committee also consisted of two other independent directors, Mr. Larry D. Horner and Mr. Thomas Toy, who also serve on the Board’s Compensation Committee. Mr. Allen Lenzmeier was appointed to the Governance Committee on April 27, 2007.

Review procedures included:

•                  interviews of individuals involved with granting, advising, administering, or accounting for stock options, including current and former: management, members of the Board of Directors, employees, and non-employee professionals;

•                  review of relevant stock administration, human resource, legal, and finance department files and records;

•                  review of stock option grant information in select employee personnel files;

•                  review by at least 30 attorneys and 15 forensic accountants of approximately 250,000 potentially relevant e-mails and documents in electronic format selected through electronic discovery techniques from over 1.8 million electronic documents processed;

•                  review of the electronic database of the Company’s stock option activity maintained by a third party along with communications to and from this service provider;

•                  reconciliation of grant activity from approval documents executed by the Compensation Committee with the electronic database;

•                  reconciliation of stock option grant, exercise, and cancellation information from SEC filings with select employee personnel files and the electronic database;

•                  statistical and judgmental pattern analysis;

•                  follow-up on matters raising questions about the option granting process and its history, conduct of those involved with granting, advising, administering, or accounting for stock options, or the accounting treatment for stock options; and

•                  follow-up on items or issues requested or identified by management or the Company’s independent registered public accounting firm.

The Stock Option Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under our stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date. Guidance in a September 19, 2006 letter publicly issued by the SEC’s Chief Accountant focuses on the concept that a measurement date under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), the accounting standard governing our stock option accounting through 2005, does not occur until the number of shares an individual employee is entitled to receive and the exercise price is determined with finality (i.e., no longer subject to change). This is the date on which substantive approval occurred, and depending on a company’s facts and circumstances the guidance from the SEC discussed above recognizes a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred — such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the company’s option granting practices.

In determining the measurement date to be used, the Stock Option Review Team, management, and the Governance Committee agreed to use the following definitions as constituting the proper measurement date, and generally these dates were used in testing the stated grant dates or establishing corrected measurement dates:

Discretionary Director and Officer Grants

The date of a Compensation Committee meeting where the grant was approved or the date the final Compensation Committee signer approved the grant when approval occurred through unanimous written consent documents (“UWC”).

Automatic Director Grants	The date specified in the relevant stock option plan.

Broadbase

The date the grantee list, including the allocation of shares to individual grantees, was complete. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

Acquisition

The first Compensation Committee meeting following the acquisition, provided grantees had received employment offer letters stating the number of stock options to be granted before such date, because this was the date at which the option exercise price was established. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

New Hire

The first scheduled Compensation Committee meeting following the first day of employment, because this was the date at which the option exercise price was established. The number of options was based on either grant amounts specified in an employment offer letter or, in some cases, on a matrix that assigned grant amounts based on position and level within the Company. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

Other Merit

The date the grantee list, including the allocation of shares to grantees, was substantially complete. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

For 12 tested grant dates where a corrected measurement date was required, the Stock Option Review Team and management were unable to locate sufficient evidence to establish a corrected measurement date using our established criteria for the applicable option grant type. In these situations alternative available evidence was used to establish the corrected measurement date.

During the period covered by the Stock Option Review, we granted stock options on approximately 34 million shares of our Common Stock at 197 grant dates. The review specifically examined the appropriateness of the stated grant date for approximately 90% of the stock options granted, including all stock option grants made to directors and officers, all broadbase grants and all option grants made in connection with business acquisitions.

The findings of this review are summarized as follows:

					Measurement date changed
Grant Type	Number of grants		Grants tested	No change required	additional compensation expense required	no additional compensation expense required(1)

Discretionary Director & Officer	16		16	8	4	4
Automatic Director	5		5	5	—	—
Broadbase	8		8	—	6	2
Acquisition	10		10	10	—	—
New Hire	166		48	48	—	—
Other Merit	96		41	4	21	16
Total	301	(2)	128	75	31	22

(1) Under APB 25 there is no expense adjustment arising from using the corrected measurement date for these grants because the amount the employee would have to pay to exercise these stock option grants exceeded the quoted market price of our Common Stock at the corrected measurement date, and therefore, these stock option grants contained no intrinsic value at the corrected measurement date.

(2) The number of grants exceeds the number of grant dates because on certain grant dates more than one category of stock option grants were approved.

In late January 2007 the Governance Committee reported its interim findings concerning the use of incorrect measurement dates in our stock option accounting under APB 25 to our Board of Directors. On February 1, 2007, the Audit Committee of the Board of Directors then concluded, in consultation with and upon the recommendation of management, that we should correct for errors in previously reported stock-based compensation expense through restatement of our previously issued financial statements and that our previously issued financial statements for all periods should no longer be relied upon. We communicated this decision in a February 1, 2007 public announcement.

A non-cash compensation charge, to be recognized as an expense over a grantee’s service period, arises under APB 25 if a stock option has intrinsic value at its measurement date. This intrinsic value is measured by the excess, if any, of the fair value at the date of grant of the underlying common stock over the stock option’s exercise price. Our practice has been to grant stock options with exercise prices equal to the closing price of our Common Stock at each grant date, to use the grant date as the measurement date for stock-based compensation purposes, and as such previously we had determined the granted stock options had no intrinsic value at their grant dates and no compensation expense was recognized. However, APB 25 states the measurement date does not occur until all essential actions necessary to grant the option are completed, including the final determination of both the number of shares to be granted to each employee or director and the exercise price, and the option grant is approved by those with requisite authority. This is reinforced by the September 19, 2006 letter issued by the SEC’s Chief Accountant which focuses on the need for the number of shares and exercise price of an award to an individual to be finalized to have a measurement date. This letter clarifies the SEC staff’s view that if it is possible that those terms could change, a measurement date has not occurred, even if the award’s terms are not actually changed.

Based on the available evidence, the review found that the number of shares an individual employee was entitled to receive and/or the exercise price was not determined with finality at the stated grant date on 53 tested grant dates, and we should have used a later date as the measurement date. The principal reasons for the stated grant date not qualifying as the measurement date under APB 25 include:

•                  certain listings of grantees, below officer level, were incomplete and added to or modified by stock option administration personnel after the grant was approved by the Compensation Committee;

•                  for certain grants where Compensation Committee approval was not considered perfunctory, the date a UWC document was sent to Compensation Committee members for approval was used as the stated grant date for some discretionary officer and director grants rather than the date the UWC was signed by all Compensation Committee members and therefore became effective;

•                  the Stock Option Review Team was unable to locate contemporaneous documentation of some director and officer, broadbase, new hire, and other merit grants.

During the review the Company also discovered a stock option grant to a former officer that was modified in 1998 in connection with his termination of employment. This change was never included in the Company’s stock option grant records and the additional compensation expense resulting from the change in the option’s terms  (approximately $1.2 million)  was not recorded previously. This discovery is consistent with the Stock Option Review Team’s finding that in certain instances there was a lack of formal documentation in the stock option granting process and/or expected documentation is missing from the stock option administration files. In addition, the Stock Option Review Team found that, in many instances, there was a lack of self-authenticating evidence to corroborate that cash exercises were contemporaneous. As a result, the findings on the issue of backdating of cash exercises were inconclusive.

We are restating our consolidated financial statements to recognize additional non-cash stock-based compensation expense arising from using corrected measurement dates for certain stock option grants made during the years 2000 through 2005 and to reflect the modification of the 1998 grant described above. Consistent with our historical accounting policy this additional stock-based compensation expense is being recognized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting).

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We restated our unaudited condensed consolidated financial statements for the first and second fiscal quarters of 2006, included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 (and as reflected in our results for the three and nine months ended September 30, 2006 included in this Form 10-Q), to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 - 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002-2005 with incorrect measurement dates were recalculated. We are also recording additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

Those stock option grants with corrected measurement dates have also been restated using the fair value based measurement principles of Statement of Financial Accounting Standards 123 Accounting for Stock-Based Compensation (“SFAS 123”) to present, in Note 2, “Restatement of Financial Statements” of Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, the pro forma effect on stock-based compensation expense, net income (loss), and earnings (loss) per share amounts in 2004 and 2005 of using the fair value based method to determine stock-based compensation expense rather than using APB 25’s intrinsic value method. Such disclosure is required in financial statements for periods prior to the adoption of SFAS 123(R).

In addition to restating the consolidated financial statements in response to the Governance Committee’s findings, we are recording additional non-cash adjustments to account for the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment and to record in the first two quarters of 2006 corrections relating to accounting for performance related stock options and restricted stock grants, all of which were previously identified and considered immaterial.

Correcting the measurement date for previously granted stock options in some cases results in additional taxable income to employees on which additional payroll taxes are due from the employees as well as us. We have provided for all additional payroll taxes plus related penalties and interest arising from the restatement of stock-based compensation, including amounts otherwise payable by stock option recipients, and our restated financial statements include an accrual in all affected years of approximately $1.5 million for all estimated payroll tax related expenses.

The corrections for the stock option restatement are to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Non-cash stock compensation	Payroll taxes	Income taxes	Net income

1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000-2005 Total	25,550	1,501	(992)	(26,059)
2006 quarter ended
March 31	662	9	—	(671)
June 30	504	6	—	(510)
	$26,716	$1,516	$(992)	$(27,240)

The Governance Committee’s review found 17.9 million stock options of the 28.8 million options granted on our Common Stock during 2000 through 2005 had incorrect measurement dates. Using the corrected measurement dates, 7.6 million stock options had exercise prices that exceeded the closing price of our Common Stock and therefore had no intrinsic value to be accounted for under APB 25, and 10.3 million stock options had intrinsic value because their exercise prices were below the closing price of our Common Stock. These 10.3 million stock options resulted in an increase in additional non-cash stock-based compensation expense of $24.3 million, and an additional $1.5 million of payroll tax related expenses during 2000-2005 partially offset by $0.5 million of income tax benefit as shown in the above table. Of the 10.3 million stock options resulting in additional non-cash stock-based compensation expense, 2.0 million options were granted to officers and directors and resulted in $6.1 million of additional non-cash stock-based compensation expense.

The total effect of the stock option restatement and the amounts for 2006, as shown in the above table, have been reflected in the September 30, 2006 financial statements. As a result of this restatement, net income decreased by $3.7 million and $2.6 million, respectively, for the three and nine months ended September 30, 2005.

Upon completing its review, the Governance Committee concluded it found no evidence of intent to manipulate the Company’s operating results or financial statements. A key finding of the Governance Committee was that there were deficiencies with the process by which stock options were granted during the period from our initial public offering in 2000 through at least 2005, which resulted in accounting errors. The Governance Committee concluded that certain members of management bear varying degrees of responsibility for the deficiencies in the process by which options were granted. The Governance Committee’s review also concluded that none of the current or former employees or directors of the Company engaged in intentional wrongdoing.

In determining the above restatement amounts, management used all reasonably available relevant information to form conclusions it believes are reasonable as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. In light of significant judgment used in establishing revised measurement dates, alternative approaches to those used by the Stock Option Review Team and management could have resulted in different compensation charges than those recorded in the restatement. The Stock Option Review Team and management considered various alternatives throughout the course of the review and restatement, and management believes the adjustments to measurement dates used in our review of stock option grant accounting and restatement of our financial statements are reasonable and appropriate in our circumstances.

Summary of Restatement Amounts

The following table presents the decrease in net earnings from the restatement for each restated year:

Year ended	Net income (loss),	Restatement adjustments			Net income (loss),
December 31,	as previously reported	China Sales	Stock Options	Total	as restated
		(in thousands)
		(Decrease) Increase

1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)
2006 quarter ended
2006 Q1		1,360	(671)	689
2006 Q2		(371)	(510)	(881)
		$(96,677)	$(27,240)	$(123,917)

The effect these corrections on diluted earnings (loss) per share for 2002 to 2005 are as follows:

	Diluted earnings				Diluted earnings
Year ended	(loss) per share,	Restatement amounts			(loss) per share,
December 31,	as previously reported	China sales	Stock options	Total restatement	as restated

2002	0.94	(0.17)	(0.06)	(0.23)	0.71
2003	1.70	(0.05)	(0.09)	(0.14)	1.56
2004	0.54	(0.14)	(0.00)	(0.14)	0.40
2005	(4.16)	(0.36)	(0.03)	(0.39)	(4.55)

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections is as follows (in thousands):

Increase (decrease) in paid-in capital and deferred stock compensation:

Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)

Net increase in paid-in capital and deferred stock compensation	25,972

(Increase) decrease in retained earnings:

Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325

Net increase in retained earnings	(59,464)

Net decrease in stockholders’ equity at December 31, 2003	$(33,492)

In restating the previously issued financial statements for the investigations discussed above, the Company also corrected other previously reported amounts. It corrected the reporting of $7.2 million and $62.7 million, respectively, of net sales to certain third party resellers and $7.7 million and $24.6 million, respectively, of associated cost of net sales for the three and nine months ended September 30, 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 the Company determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the September 30, 2005 consolidated balance sheet.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2006	December 31, 2005
		(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$604,410	$645,571
Short-term investments	12,330	13,266
Accounts receivable, net of allowances for doubtful accounts of $61,184 and $67,789 at September 30, 2006 and December 31, 2005, respectively	391,259	439,597
Accounts receivable, related parties, net of allowances for doubtful accounts of $0 and $5 at September 30, 2006 and December 31, 2005, respectively	37,827	83,367
Notes receivable	8,532	2,065
Inventories	463,390	425,955
Deferred costs	209,230	239,876
Prepaids and other current assets	126,179	99,062
Short-term restricted cash and investments	23,835	53,680
Total current assets	1,876,992	2,002,439
Property, plant and equipment, net	212,093	233,403
Long-term investments	44,954	26,023
Goodwill	3,063	3,063
Intangible assets, net	60,747	75,313
Long-term deferred costs	177,007	185,279
Other long-term assets	27,817	25,811
Total assets	$2,402,673	$2,551,331

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,189	$320,677
Short-term debt	105,010	198,826
Income taxes payable	31,147	34,229
Customer advances	286,630	221,301
Deferred revenue	95,786	101,912
Other current liabilities	234,621	291,368
Total current liabilities	1,061,383	1,168,313

Long-term deferred revenue	255,714	273,131
Long-term debt	274,900	274,900
Other long-term liabilities	13,843	—
Total liabilities	1,605,840	1,716,344

Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	7,500	8,338
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 121,284,976 and 121,018,036 at September 30, 2006 and December 31, 2005, respectively	152	152
Additional paid-in capital	1,202,072	1,192,201
Deferred stock-based compensation	—	(3,591)
Accumulated deficit	(452,214)	(376,899)
Accumulated other comprehensive income	39,323	14,786
Total stockholders’ equity	789,333	826,649
Total liabilities, minority interest and stockholders’ equity	$2,402,673	$2,551,331

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As restated		As restated
Net sales
Unrelated party	$569,826	$584,072	$1,640,761	$1,794,895
Related party	31,073	13,363	113,645	395,123
	600,899	597,435	1,754,406	2,190,018
Cost of net sales
Unrelated party	503,618	548,686	1,379,316	1,645,793
Related party	22,480	10,862	67,548	171,044
Gross profit	74,801	37,887	307,542	373,181
Operating expenses:
Selling, general and administrative	80,076	86,414	246,908	297,390
Research and development	46,305	60,817	139,310	192,297
Amortization of intangible assets	4,821	6,643	14,567	20,391
Gain on sale of semiconductor design assets	(12,291)	—	(12,291)	—
Impairment of long-lived assets	—	218,094	—	218,094
Restructuring	—	3,378	—	18,505
In-process research and development	—	—	—	660
Total operating expenses	118,911	375,346	388,494	747,337

Operating loss	(44,110)	(337,459)	(80,952)	(374,156)

Interest income	3,214	1,673	10,693	4,474
Interest expense	(2,620)	(3,876)	(9,287)	(12,864)
Gain on extinguishment of subordinated notes	—	20,297	—	31,392
Other income (expense), net	1,835	7,352	12,289	(1,723)

Loss before income taxes, minority interest and equity in loss of affiliated companies	(41,681)	(312,013)	(67,257)	(352,877)
Income tax expense	(1,459)	(125,222)	(8,966)	(134,041)
Minority interest in losses of consolidated subsidiaries	92	3	907	94
Equity in loss of affiliated companies	—	(786)	—	(1,818)
Net loss	$(43,048)	$(438,018)	$(75,316)	$(488,642)

Loss per share - Basic and diluted	$(0.36)	$(3.70)	$(0.62)	$(4.22)

Weighted average shares used in per-share calculation:
- Basic and diluted	120,676	118,262	120,628	115,902

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2006	2005
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,316)	$(488,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,547	78,489
Gain on sale of semiconductor design assets	(12,291)	—
Net loss on sale of assets	2,183	3,870
Loss on asset impairment	—	218,094
Non-cash restructuring charges	—	12,389
Stock-based compensation expense	13,143	191
(Recovery of) provision for doubtful accounts	(6,948)	38,115
(Recovery of) provision for deferred costs reserves	(5,103)	14,564
Deferred income taxes	(671)	192,383
Gain on extinguishment of debt	—	(31,392)
Other	(102)	3,164
Changes in operating assets and liabilities:
Accounts receivable	105,466	202,650
Inventories	(35,659)	116,028
Deferred costs	51,324	(55,974)
Other assets	(15,585)	84,956
Accounts payable	(16,027)	(120,472)
Income taxes payable	(3,408)	(118,615)
Customer advances	61,761	(164,814)
Deferred revenue	(24,740)	93,138
Other current liabilities	(71,452)	5,504
Net cash provided by operating activities	18,122	83,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(17,176)	(60,904)
Investment in affiliates, net of cash acquired	(302)	(3,550)
Purchase of business, net of cash acquired	—	(24,326)
Proceeds from sale of semiconductor design assets	19,965	—
Proceeds from disposal of property	136	695
Change in restricted cash and long-term investments	26,536	176
Purchase of short-term investments	(40,182)	(149,469)
Proceeds from sale of short-term investments	42,121	270,672
Other	1,538	(750)
Net cash provided by investing activities	32,636	32,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	319	4,327
Proceeds from borrowing	63,259	346,284
Payments on borrowings	(159,251)	(478,081)
Cash paid to extinguish debt	—	(57,136)
Other	(683)	1,801
Net cash used in financing activities	(96,356)	(182,805)
Effect of exchange rate changes on cash and cash equivalents	4,437	229
Net decrease in cash and cash equivalents	(41,161)	(66,406)
Cash and cash equivalents at beginning of period	645,571	562,532
Cash and cash equivalents at end of period	$604,410	$496,126

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$8,542	$11,294
Income taxes	$7,839	$10,872
Non-cash operating activity
Accounts receivable transferred to notes receivable	$19,023	$40,210
Property, plant and equipment exchanged for long-term investment	$5,550	$—

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.             BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements.  The minority interests in consolidated subsidiaries and equity in affiliated companies are shown separately in the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2005 balance sheet was derived from restated audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements, including the notes thereto, and other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which is being filed concurrently with this Quarterly Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated.  The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

The Company reported net losses in each quarter in the period beginning April 1, 2005 and continuing through September 30, 2006, which has resulted in an accumulated deficit of $452.2 million and total stockholders’ equity being reduced to $789.3 million at September 30, 2006. Additionally, at September 30, 2006, the Company had short-term debt in China under its lines of credit of $105.0 million maturing in 2007 and long-term debt outside of China in the form of its 7/8% convertible subordinated notes with a principal balance of $274.6 million that matures in March 2008.  Subsequent to December 31, 2006, the Company and the holders of the convertible subordinated notes entered into two agreements to prevent covenant defaults occurring from the Company’s inability to timely file required periodic reports containing financial statements with the SEC; the first agreement increased the interest rate on the convertible subordinated notes from 7/8% to 7.625% effective as of January 9, 2007 and the second agreement increased the interest rate to 10.875% effective as of July 26, 2007. For additional information concerning the Company’s Supplemental Indentures see Note 25.

The Company’s cash and short-term investments aggregated $616.7 million (of which $455.4 million are held in China) at September 30, 2006.

Credit facilities in China at September 30, 2006 totaled $789.5 million, with $498.5 million of this amount available for working capital purposes, of which the Company had drawn $105.0 million in outstanding borrowings, and $291.0 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007, and the Company believes that based upon its recent financial performance and financial position its lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, the Company believes the amounts of credit its lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

To meet liquidity needs outside of China, the Company’s subsidiaries in China have the ability to transfer cash to the Company under China’s current exchange control regulations.  The amount of cash available for transfer from the Company’s China subsidiaries is limited both by the Company’s liquidity needs in China and by Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits.  The Company believed the China subsidiaries could freely transfer at least $200 million to the Company as of December 31, 2006, and during the nine months ended September 30, 2007 its China subsidiaries have made such transfers totaling $150 million.

Although management believes the Company has a sufficient amount of cash resources to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months, the Company does not have enough cash outside of China to repay the convertible notes due on March 1, 2008. Management’s liquidity plans include a partial or complete refinancing of the convertible notes, renewal of the lines of credit in China, transfers of more cash from its subsidiaries in China to the extent necessary, and, if needed, liquidation of  certain investments and/or seeking new financing arrangements. The Company’s ability to maintain sufficient liquidity is also dependent on achieving projected sales and operating margin forecasts.

If additional sources of liquidity were needed, the Company would consider new debt or equity offerings or obtaining cash from asset sales, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial position of the Company.

2.             RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements for the three and nine months ended September 30, 2005 included herein have been restated.  The reasons for the restatement are discussed below.

China Sales Investigation

The Audit Committee of the Company’s Board of Directors (“Audit Committee”) engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company’s whistle blower program. The independent counsel engaged forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

In conducting its procedures, the Investigating Team found instances where the customer contracts that evidenced the arrangement  contained obligations for the Company to deliver software upgrades when and if made available for the equipment sold for no additional consideration and for an unspecified period that could extend over the term of the contract. This additional contract obligation is an element of “post contract support.”  In these cases, the Investigating Team found that the contract documentation for the same transaction submitted by the sales office to the Company’s China headquarters for accounting purposes and utilized by the Company in determining the amount of revenue recognized did not include evidence of such post contract support obligations.

Accounting standards governing revenue recognition for system sales require all revenue to be deferred while there are undelivered elements under the arrangement unless the seller has established vendor specific objective evidence (“VSOE”) of fair value for such contract elements. Because these arrangements included such undelivered elements, revenue should be deferred based on the VSOE of the fair value of the underlying elements. VSOE of fair value represents the price charged when the same element is sold separately.  Since the Company does not sell this element separately, it has not established VSOE for such undelivered elements, and as such the revenue from such contracts is required to be deferred and recognized over the period the Company is obligated to provide the post contract support.

Upon completion of the investigative phase of the independent investigation by the Audit Committee, management:

•                  conducted follow-up procedures to attempt to locate any additional relevant information to ensure the Company considered all available information and documents;

•                  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at the sales offices contained post contract support obligations to recognize revenue and cost of net sales over estimated period of post contract support;

•                  concluded that as a result of this undelivered post contract support obligation the Company’s previously issued financial statements should be restated to defer system sales contract revenue and the related cost of net sales over the estimated period of post contract support when a contract contained unspecified software upgrade rights.

The Audit Committee concurred with management’s decisions.

The effect of correcting improperly recognized revenue and cost of net sales is to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Net sales	Gross profit	Net income

2000	$(12,408)	$(5,294)	$(4,781)
2001	(17,154)	(6,330)	(5,779)
2002	(64,732)	(22,924)	(19,697)
2003	(21,060)	(8,014)	(6,382)
Totals through December 31, 2003	(115,354)	(42,562)	(36,639)
2004	(104,965)	(27,241)	(18,594)
2005	(58,232)	(27,863)	(42,433)
2000 - 2005 Total	$(278,551)	$(97,666)	$(97,666)

In the consolidated balance sheets at September 30, 2006 and December 31, 2005, the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $34.5 million and $32.9 million, respectively, is classified as current, $240.3 million and $252.1 million, respectively as non-current, and the related net reduction in cost of net sales of $177.0 million and $185.3 million, respectively, is accounted for as deferred costs. These amounts will be recognized in the Company’s consolidated statements of operations over the estimated remaining period of post contract support.

Due to this restatement, the Company decreased net sales, gross profit, and net income (in thousands) for the three and nine month periods ended September 30, 2005 as follows: $34,610 and $63,671; $15,062 and $29,429; and $29,186 and $43,999, respectively.

Audit Committee Findings

Upon completing its investigation, the Audit Committee concluded that the conditions and practices relating to systems contracts prevalent in the Western Region resulted primarily from the failure to prevent or detect instances of override related to controls in China over customer agreements, lack of proper management oversight, unclear record retention policies and procedures relating to systems contracts, and inadequate employee training.  The Investigating Team and the Audit Committee also concluded that with respect to four regions other than the Western Region there was no evidence of fraud or misconduct or reason to suspect such occurred. The Investigating Team and the Audit Committee also concluded that there was no credible evidence of knowledge by senior management in China or the United States of the conditions and practices related to the Western Region of China that were discovered in the investigation. The Audit Committee concluded that local management in several of the sales offices in the Western Region of China did not submit appropriate information to the Company’s senior management in China and the United States. Therefore, in prior years, neither the Company’s management nor the Company’s independent registered accounting firm were able to properly evaluate the effect of that information on revenue recognition. The Audit Committee also concluded that certain members of management in China bear varying degrees of responsibility for inadequate oversight of activities. As a result, certain employees in China have either been terminated or placed on suspension for failure to provide adequate oversight of activities.

Governance Committee Review of Historical Stock Option Accounting

In November 2006 the Company announced it had commenced a voluntary review of historical stock option practices under the leadership of the Nominating and Corporate Governance Committee of the Company’s Board of Directors (“Governance Committee”) following a preliminary review by management which identified potential deficiencies and discrepancies in the documentation of stock option grants. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of the Company’s Common Stock, through August 2006 (“Review Period”) for compliance with the various stock-based compensation accounting standards applicable during the Review Period, the rules of the Company’s stock option plans, and the guidance on stock option accounting issued by the SEC in the September 19, 2006 letter which was to be considered applicable to periods prior as well as subsequent to its issuance. At the time the review commenced, the Governance Committee consisted of three members of the Board of Directors, all of whom are independent directors.  Mr. Allen Lenzmeier was appointed to the Governance Committee on April 27, 2007.  The Governance Committee engaged independent outside legal counsel to assist in the review who, in turn, engaged forensic accounting experts (collectively referred to herein as the “Review Team”).

The Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under the Company’s stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date.  Guidance in the September 19, 2006 letter on determining the date when substantive approval of a stock option grant occurs recognizes that depending on a company’s facts and circumstances a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred – such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the company’s option granting practices.

In determining the measurement date to be used, the Review Team, management, and the Governance Committee agreed to use the following definitions as constituting the proper measurement date, and generally these dates were used in testing the stated grant dates or establishing corrected measurement dates:

Discretionary Director and Officer Grants

The date of a Compensation Committee meeting where the grant was approved or the date the final Compensation Committee signer approved the grant when approval occurred through unanimous written consent documents (“UWC”).

Automatic Director Grants	The date specified in the relevant stock option plan.

Broadbase

The date the grantee list, including the allocation of shares to individual grantees, was complete. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

Acquisition

The first Compensation Committee meeting following the acquisition, provided grantees had received employment offer letters stating the number of stock options to be granted before such date because this was the date at which the option exercise price was established. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

New Hire

The first scheduled Compensation Committee meeting following the first day of employment because this was the date at which the option exercise price was established. The number of options was based on either grant amounts specified in an employment offer letter or, in some cases, on a matrix that assigned grant amounts based on position and level within the Company. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

Other Merit

The date the grantee list, including the allocation of shares to grantees, was substantially complete. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

During the Review Period, the Company granted stock options on approximately 34 million shares of the Company’s common stock at 197 grant dates. The review specifically examined the appropriateness of the stated grant date for approximately 90% of the stock options granted, including all stock option grants made to directors and officers, all broadbase options and all option grants made in connection with business acquisitions. The review included an extensive examination of the Company’s historical stock option practices – including information from stock option administration, human resource, legal, and accounting department files and records as well as from e-mail communications, an electronic database of the Company’s stock option activity maintained by a third party, and information stored in Company hard drives and back-up tapes. The Review Team also conducted interviews of individuals involved with the granting, advising, administering, or accounting for stock options, including current and former: management, members of the Board of Directors, employees, and non-employee professionals.

The findings of this review are summarized as follows:

					Measurement date changed
Grant Type	Number of grants		Grants tested	No change required	additional compensation expense required	no additional compensation expense required(1)

Discretionary Director & Officer	16		16	8	4	4
Automatic Director	5		5	5	—	—
Broadbase	8		8	—	6	2
Acquisition	10		10	10	—	—
New Hire	166		48	48	—	—
Other Merit	96		41	4	21	16
Total	301	(2)	128	75	31	22

(1)

Under APB 25 there is no expense adjustment arising from using the corrected measurement date for these grants because the amount the employee would have to pay to exercise these stock option grants exceeded the quoted market price of the Company’s Common Stock at the corrected measurement date, and therefore, these stock option grants contained no intrinsic value at the corrected measurement date.

(2)	The number of grants exceeds the number of grant dates because on certain grant dates more than one category of stock option grants were approved.

A non-cash compensation charge, to be recognized as an expense over a grantee’s service period, arises under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), the accounting standard governing the Company’s stock option accounting through 2005, if a stock option has intrinsic value at its measurement date. This intrinsic value is measured by the excess, if any, of the fair value at the date of grant of the underlying common stock over the stock option’s exercise price. The Company’s practice has been to grant stock options with exercise prices equal to the closing price of the underlying Company common stock at each grant date, to use the grant date as the measurement date for stock-based compensation purposes, and as such previously the Company had determined the granted stock options had no intrinsic value at their grant dates and no compensation expense was recognized.  However, APB 25 states the measurement date does not occur until all essential actions necessary to grant the option are completed, including the final determination of both the number of shares to be granted to each employee or director and the exercise price, and the option grant is approved by those with requisite authority. A September 19, 2006 letter publicly issued by the SEC’s Chief Accountant focused companies registered with the SEC on the need for the number of shares and exercise price of an award to an individual to be finalized to have a measurement date. This letter clarifies the SEC staff’s view that if it is possible that those terms could change, a measurement date has not occurred, even if the award’s terms are not actually changed.

Based on available evidence, the review found that the number of shares an individual employee was entitled to receive and/or the exercise price for stock option grants was not determined with finality at the stated grant date at 53 tested grant dates, and the Company should have used a later date as the measurement date. The principal reasons for the stated grant date not qualifying as the measurement date under APB 25 include:

•                  certain listings of grantees, below officer level, were incomplete and added to or modified by stock option administration personnel after the grant was approved by the Compensation Committee;

•                  for certain grants where Compensation Committee approval was not considered perfunctory, the date a UWC document was sent to Compensation Committee members for approval was used as the stated grant date for some discretionary officer and director grants rather than the date the UWC was signed by all Compensation Committee members and therefore became effective;

•                  the Stock Option Review Team was unable to locate contemporaneous documentation of some director and officer, broadbase, new hire, and other merit grants.

A total of 17.9 million stock options were granted at the 53 tested grant dates during 2000 through 2005 where the Governance Committee’s review found the Company used incorrect measurement dates. Using the corrected measurement dates, 10.3 million stock options had intrinsic value because their exercise prices were below the closing price of the Company’s Common Stock at the corrected measurement date, and 7.6 million stock options had exercise prices that exceeded the closing price of the Company’s Common Stock and therefore had no intrinsic value to be accounted for under APB 25. These 10.3 million stock options resulted in an increase in non-cash stock-based compensation expense of $24.3 million during 2000 to 2005.  Of the 10.3 million stock options resulting in additional non-cash stock-based compensations expense, 2.0 million options were granted to officers and directors and resulted in $6.1 million of additional non-cash stock-based compensation expense.

In some cases, in correcting the measurement date for previously granted stock options additional taxable income to employees arises on which additional payroll taxes are due from the employee as well as the Company. The Company has assumed responsibility for all additional payroll taxes plus related penalties and interest arising from the restatement of stock-based compensation, including amounts otherwise payable by stock option recipients, and the Company’s restated financial statements include a $1.5 million accrual for this estimated expense.

Because the holders of stock options where corrections were made to the measurement dates were not aware that improper measurement dates were used, the Company has taken certain actions and is contemplating taking additional actions to deal with the adverse personal income tax consequences that may be incurred by the holders of stock options with corrected measurement dates. Adverse personal income tax consequences arise from the exercise of stock options vesting after December 31, 2004 where the corrected measurement dates cause them to have an exercise price below the fair market value of Company’s common stock at the measurement date (“409A Affected Options”). Such an exercise would subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company has evaluated its stock option exercises through December 31, 2006 and determined there were no exercises of 409A Affected Options; accordingly, no penalty tax has been incurred by employees exercising stock options through that date.

The Company is considering how to deal with exercises of 409A Affected Options that occur in 2007 and beyond.  One alternative would be to offer to amend all 409A Affected Options to change the exercise price to the fair market price of the Company’s common stock on the corrected measurement date. These amended options would not be subject to taxation under IRC Section 409A.  Under IRS regulations, option amendments had to be completed by December 31, 2006 for anyone who was an executive officer or member of the Board of Directors when he or she received 409A Affected Options. Therefore, prior to December 31, 2006 eight of the Company’s current and former executive officers and directors executed an irrevocable Protective Amendment Election Form whereby any of their stock options will be automatically amended to restate the exercise price to the fair market value of the Company’s common stock at the corrected measurement date if in the future such stock options would otherwise be determined to be 409A Affected Options.  A similar offer to amend all 409A Affected Options held by non-officer employees is currently under consideration, but no decision has been reached and such an offer cannot be made until the Company is current with its SEC reporting obligations.

During the review the Company also discovered a stock option grant to a former officer that was modified in 1998 in connection with his termination of employment that should have resulted in additional compensation expense. This change was never included in the Company’s stock option grant records and the additional compensation expense resulting from the change in the option’s terms  (approximately $1.2 million)  was not recorded previously. This discovery is consistent with the Review Team’s finding that in certain instances there was a lack of formal documentation in the stock option granting process and/or expected documentation is missing from the stock option administration files. In addition, the Review Team found that, in many instances, there was a lack of self-authenticating evidence to corroborate that cash exercises were contemporaneous. As a result, the findings on the issue of backdating of cash exercises were inconclusive.

The Company’s accounting for stock-based compensation changed to a fair value method in 2006 when, as required by accounting standards, it ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation pursuant to Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. The Company recognizes stock compensation expense on a straight-line basis under SFAS 123(R).

The table below shows the effects of correcting the consolidated financial statements for the Governance Committee’s findings and the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment. Consistent with its historical accounting policy, this additional stock-based compensation expense is being recognized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting).  Additionally, the table gives effect to corrections of the accounting for performance related stock options and restricted stock grants in the first two quarters of 2006, all of which were previously identified and considered immaterial. The effects of correcting the errors in the Company’s previous stock option accounting are to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Non-cash stock compensation	Payroll taxes	Income taxes	Net income

1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000-2005 Total	25,550	1,501	(992)	(26,059)

The following table shows the Company’s stock-based compensation expense as previously reported and the impact of the restatement (excluding payroll taxes) on stock-based compensation for periods prior to fiscal 2006, net of income tax:

	Stock-Based Compensation Expense (Net of Tax)
	(in thousands)
Year ended December 31,	As Reported	Adjustments	As Restated
1998 (net of income tax benefit/(expense) of $118, $448 and $566, respectively)	$294	$796	$1,090
1999 (net of income tax benefit/(expense) of $1,596, $0 and $1,596, respectively)	3,957	—	3,957
2000 (net of income tax benefit/(expense) of $3,323, $104 and $3,427, respectively)	8,238	452	8,690
2001 (net of income tax benefit/(expense) of $1,495, $942 and $2,437, respectively)	3,706	3,928	7,634
2002 (net of income tax benefit/(expense) of $891, $1,550 and $2,441, respectively)	2,209	6,560	8,769
2003 (net of income tax benefit/(expense) of $1,212, $2,281 and $3,493, respectively)	3,071	10,189	13,260
2004 (net of income tax benefit/(expense) of $149, ($250) and ($101), respectively)	370	(160)	210
2005 (net of income tax benefit/(expense) of $105, ($4,083) and ($3,978), respectively)	2,154	2,793	4,947

Governance Committee Findings

Upon completing its review, the Governance Committee concluded it found no evidence of intent to manipulate the Company’s operating results or financial statements. A key finding of the Governance Committee was that there were deficiencies with the process by which stock options were granted during the period from the Company’s initial public offering in 2000 through at least 2005, which resulted in accounting errors.  The Governance Committee concluded that certain members of management bear varying degrees of responsibility for the deficiencies in the process by which options were granted.  The Governance Committee’s review also concluded that none of the current or former employees or directors of the Company engaged in intentional wrongdoing.

Restatement and Impact on Financial Statements

The following table presents the decrease in net income, by year, as a result of restating for the results of the China sales investigation and the historical stock option accounting review:

Year ended	Net income (loss),	Restatement adjustments			Net income (loss),
December 31,	as previously reported	China Sales	Stock Options	Total	as restated
		(in thousands)
		(Decrease) Increase

1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002		(19,697)	(6,560)	(26,257)
2003		(6,382)	(11,089)	(17,471)
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)
Three months ended September 30, 2005	$(405,126)	(29,185)	(3,707)	(32,892)	$(438,018)
Nine months ended September 30,2005	$(442,029)	(43,997)	(2,616)	(46,613)	$(488,642)

The cumulative effect of the restatements at December 31, 2003 was an increase to additional paid-in capital and deferred stock-based compensation of $26.0 million from $646.7 million to $672.7 million, and a decrease in retained earnings of $59.5 million from $237.4 million to $177.9 million, and a decrease in total stockholders’ equity of $33.5 million from $887.7 million to $854.2 million.

Other Changes

In restating the previously issued financial statements for the investigations discussed above, the Company also corrected other previously reported amounts. It corrected the reporting of $7.2 million and $62.7 million, respectively, of net sales to certain third party resellers and $7.7 million and $24.6 million, respectively, of associated cost of net sales for the three and nine months ended September 30, 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 the Company determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the September 30, 2005 consolidated balance sheet.

Restated Financial Information

The following tables summarize the impact of the restatement adjustments on the condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2005:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30, 2005
	As previously reported	Adjustments	As restated
	(In thousands, except per share amounts)
Net sales
Unrelated party	$625,902	$(41,830)	$584,072
Related party	6,144	7,219	13,363
	632,046	(34,611)	597,435
Cost of net sales		—
Unrelated party	575,907	(27,221)	548,686
Related party	3,185	7,677	10,862
Gross profit	52,954	(15,067)	37,887
Operating expenses:
Selling, general and administrative	86,362	52	86,414
Research and development	60,797	20	60,817
Amortization of intangible assets	6,643	—	6,643
Impairment of long-lived assets	218,094	—	218,094
Restructuring costs	3,378	—	3,378
Total operating expenses	375,274	72	375,346
		—
Operating loss	(322,320)	(15,139)	(337,459)

Interest income	1,673	—	1,673
Interest expense	(3,876)	—	(3,876)
Gain on extinguishment of subordinated notes	20,297	—	20,297
Other income, net	7,352	—	7,352
Loss before income taxes, minority interest and equity in loss of affiliated companies	(296,874)	(15,139)	(312,013)
Income tax expense	(107,469)	(17,753)	(125,222)

Minority interest in losses of consolidated subsidiaries	3	—	3
Equity in loss of affiliated companies	(786)	—	(786)
Net loss	$(405,126)	$(32,892)	$(438,018)

Loss per share - Basic and diluted	$(3.43)	$(0.27)	$(3.70)

Weighted average shares used in per-share calculation:
- Basic and diluted	118,262	118,262	118,262

	Nine months ended September 30, 2005
	As previously reported	Adjustments	As restated
	(In thousands, except per share amounts)
Net sales
Unrelated party	$1,921,264	$(126,369)	$1,794,895
Related party	332,425	62,698	395,123
	2,253,689	(63,671)	2,190,018
Cost of net sales
Unrelated party	1,704,751	$(58,958)	1,645,793
Related party	146,422	24,622	171,044
Gross profit	402,516	(29,335)	373,181
Operating expenses:
Selling, general and administrative	298,384	(994)	297,390
Research and development	192,678	(381)	192,297
Amortization of intangible assets	20,391	—	20,391
Impairment of long-lived assets	218,094	—	218,094
Restructuring	18,505	—	18,505
In-process research and development	660	—	660
Total operating expenses	748,712	(1,375)	747,337

Operating loss	(346,196)	(27,960)	(374,156)

Interest income	4,474	—	4,474
Interest expense	(12,864)	—	(12,864)
Gain on extinguishment of subordinated notes	31,392	—	31,392
Other expense, net	(1,723)	—	(1,723)
Loss before income taxes, minority interest and equity in loss of affiliated companies	(324,917)	(27,960)	(352,877)
Income tax expense	(115,388)	(18,653)	(134,041)

Minority interest in losses of consolidated subsidiaries	94	—	94
Equity in loss of affiliated companies	(1,818)	—	(1,818)
Net loss	$(442,029)	(46,613)	$(488,642)

Loss per share - Basic and diluted	$(3.81)	$(0.41)	$(4.22)

Weighted average shares used in per-share calculation:
- Basic and diluted	115,902	115,902	115,902

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2005
	As previously reported	Adjustments	As restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	$(442,029)	$(46,613)	$(488,642)
Depreciation and amortization	78,489		78,489
Net loss on disposal of property	3,870		3,870
Loss on asset impairment	218,094		218,094
Non-cash restructuring charges	12,389		12,389
Stock-based compensation expense	1,712	(1,521)	191
Provision for doubtful accounts	38,115		38,115
Provision for deferred costs	14,564		14,564
Deferred income taxes	173,730	18,653	192,383
Gain on extinguishment of debt	(31,392)		(31,392)
Other	3,164		3,164
Changes in operating assets and liabilities:
Accounts receivable	202,650		202,650
Inventories	116,028		116,028
Deferred costs	(21,389)	(34,585)	(55,974)
Other current and non-current assets	84,956		84,956
Accounts payable	(120,472)		(120,472)
Income taxes payable	(118,615)		(118,615)
Customer advances	(164,814)		(164,814)
Deferred revenue	29,125	64,013	93,138
Other current liabilities	5,451	53	5,504
Net cash provided by operating activities	83,626	—	83,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(60,904)		(60,904)
Investment in affiliates, net of cash acquired	(3,550)		(3,550)
Purchase of business, net of cash acquired	(24,326)		(24,326)
Proceeds from disposal of property	695		695
Change in restricted cash and long-term investments	176		176
Purchase of short-term investments	(149,469)		(149,469)
Proceeds from sale of short-term investments	270,672		270,672
Other	(750)		(750)
Net cash provided by investing activities	32,544	—	32,544

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	4,327		4,327
Proceeds from borrowing	346,284		346,284
Payments on borrowings	(478,081)		(478,081)
Cash paid to extinguish debt	(57,136)		(57,136)
Other	1,801		1,801
Net cash used in financing activities	(182,805)	—	(182,805)
Effect of exchange rate changes on cash and cash equivalents	229		229
Net decrease in cash and cash equivalents	(66,406)	—	(66,406)
Cash and cash equivalents at beginning of period	562,532	—	562,532
Cash and cash equivalents at end of period	$496,126	$—	$496,126

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$11,294	$—	$11,294
Income taxes	$10,872	$—	$10,872
Non-cash operating activity
Accounts receivable transferred to notes receivable	$40,210	$—	$40,210

3.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, tax valuation allowances, reserves for inventory, deferred costs, accrued product warranty costs, provisions for contract losses, goodwill and other long-lived asset impairments, stock-based compensation, loss contingencies and restructuring expenses  among others.  Actual results could differ from those estimates.

Revenue Recognition:

Revenues from sales of telecommunications equipment and handsets are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable.  If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due and payable by the customer, assuming all other criteria for revenue recognition are met.  Any payments received prior to revenue recognition are recorded as customer advances.  Normal payment terms differ for various reasons amongst different customer regions, depending upon common business practices for customers within a region.  Billing to customers for shipping and handling are recorded as revenues and the associated costs are recorded as costs of revenues.  Any expected losses on contracts are recognized when identified on an individual basis in accordance with the prevailing accounting guidance for the respective contract.

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements).  Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.”  Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support.  Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s).  For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time the Company can establish verifiable objective evidence of the fair value.

Final acceptance is required for revenue recognition when installation services are not considered perfunctory.  Final acceptance indicates that the customer has fully accepted delivery of equipment and the Company is entitled to full payment.  The Company does not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction.

Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, and EITF No. 03-05, “Applicability of SOP 97-2 to Non-software Deliverables Containing More Than Incidental Software.”  The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence (“VSOE”) of fair value.  VSOE of fair value of each element is based on the price charged when the same element is sold separately.  The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met.  If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established.  In some cases the Company has agreed to give software upgrade rights on a “when and if made available” basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract.  This additional contract obligation is an element of “post contract support.”  The Company has not established VSOE for such contract element.  Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided.  The expected period of support is generally the term of the contract.  In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. The Company reviews assumptions regarding the estimated post contract support periods on a regular basis.  If the Company determines that it is necessary to revise the Company’s estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected.  However, to the extent the new assumptions regarding the post contract support periods were different than original assumptions, the contract revenues would be recognized over the remaining expected period of support.

Contract accounting is utilized for contracts that include a requirement for significant software modification or customization; when utilized the Company generally accounts for such contracts using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements the Company is unable to make reasonably dependable estimates of its progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process.

The Company recognizes revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met.  Other service revenue, principally related to maintenance and support contracts, is recognized ratably over the maintenance term.  Revenues from services were less than 10% of revenues for all periods presented.

The Company also sells products through resellers.  Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed.  If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell through to the end customer and receipt of cash.  There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product.  As such, revenue is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.”  In most cases, the Company has developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

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

The assessment of collectibility is also a factor in determining whether revenue should be recognized.  The Company assesses collectibility based on a number of factors, including payment history and the credit worthiness of the customer.  The Company does not request collateral from its customers.  In international sales, the Company may require letters of credit from its customers that can be drawn on demand if the customer defaults on its payment.  If the Company determines that collection of a payment is not reasonably assured, the Company defers revenue recognition until collection becomes reasonably assured, which is generally upon receipt of cash.

Occasionally, the Company enters into revenue sharing arrangements.  Under these arrangements, the Company collects payment only after its customer, the telecommunications service provider, collects service revenues.  When the Company enters a revenue sharing arrangement, the Company does not recognize revenue until collection is reasonably assured.

Because of the nature of doing business in China and other emerging markets, the Company’s billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance.  Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue.  Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue.  The Company had current deferred revenue of $95.8 million and $101.9 million, and long-term deferred revenue of $255.7 million and $273.1 million at September 30, 2006 and December 31, 2005, respectively.

Inventories:

Inventories consist of product held at the Company’s manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or market value, net of write-downs for excess, slow moving and obsolete inventory. With the exception of the handset inventory for our Personal Communications Division (“PCD”), which is based on weighted average cost, inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the estimated market value.

Deferred costs:

Deferred costs consist of product shipped to the customer for which the rights and obligations of ownership have passed to the customer but revenue has not yet been recognized. Deferred costs also include the costs associated with third party integrators and freight. All deferred costs are stated at cost. Management periodically assesses the recoverability of deferred costs and provides reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including the length of time the product has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists and/or the evaluation if a related transaction will result in a gross margin loss. In a loss situation for a transaction, the deferred cost balance is adjusted for an impairment equal to the value of the excess of cost over the amount of revenue that will be eventually recognized for the transaction.  Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of product at customer sites with specific or individual customer, the financial conditions of any specific or individual customer may result in increased concentration risk exposure for the Company’s inventory.

For any post contract support services where  the revenue is deferred, the entire related deferred direct costs are classified as a noncurrent asset, consistent with the definition of a current asset per Accounting Research Bulletin No. 43, “Working Capital: Current Assets and Current Liabilities.”

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with APB 25, non-cash compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date, based on the difference between the exercise price and the market price.  The expense was recognized ratably over the associated service period, which was generally the option vesting term.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).  The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award.

4.             STOCK-BASED COMPENSATION

Stock Option Plans

2006 Equity Incentive Plan:

The 2006 Equity Incentive Plan (“2006 Plan”) was implemented on July 21, 2006 after being adopted by the Board of Directors on June 6, 2006 and approved by the Company’s stockholders on July 21, 2006.  The 2006 Plan replaces the 1997 Plan, the 2001 Plan, and the 2003 Plan (collectively, the “Prior Plans”), and no further awards will be granted pursuant to the Prior Plans.   The 2006 Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) and other stock or cash awards (“Award,” collectively, “Awards”).  Those who are eligible for Awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates.

The maximum aggregate number of shares that may be awarded and sold under the 2006 Plan is 4,500,000 shares plus (i) any shares that have been reserved but remain unissued under the Prior Plans as of July 21, 2006, and (ii) any shares subject to stock options or similar awards granted under the Prior Plans that expire or become exercisable without having been exercised in full and shares issued pursuant to awards granted under the Prior Plans that are forfeited to or repurchased by the Company. As of September 30, 2006, the number of shares transferred from the Prior Plans to the 2006 plan totaled 5,638,708.  As of September 30, 2006 options to purchase 41,750 shares of common stock were outstanding under the 2006 plan.

The Board of Directors or the Compensation Committee of the Board (“Compensation Committee”) administers the 2006 Plan (“Administrator”).  Subject to the terms of the 2006 Plan, the Administrator has the sole discretion to select the employees, consultants, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the 2006 Plan and outstanding Awards.  Options granted under the 2006 plan generally vest and become exercisable over four years.

Awards granted under the 2006 Plan are generally not transferable, and all rights with respect to an Award granted to a participant generally may be exercised during a participant’s lifetime only by the participant; provided, however, that with the Administrator’s approval, a participant may (i) transfer an Award to a participant’s spouse or former spouse pursuant to a court-approved domestic relations order which relates to the provision of child support, alimony payments or marital property rights, or (ii) transfer an Award by gift to or for the benefit of the participant’s immediate family.

The exercise price of all stock options and stock appreciation rights granted under the 2006 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant (or at least 110% of such fair market value for an incentive stock option (“ISO”) granted to a stockholder with greater than 10% voting power of the Company’s stock).  The maximum term of a stock option granted to any participant must not exceed seven years from the date of grant (or five years for an ISO granted to a stockholder with greater than 10% of the voting power of the Common Stock).  The Administrator will determine the terms and conditions of all other Awards granted under the Plan.

In the event of a “change in control” of the Company, each outstanding Award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.  In the event that the successor corporation, or the parent or subsidiary of the successor corporation, refuses to assume or substitute for the Award, the participant will fully vest in and have the right to exercise all of his or her outstanding options or stock appreciation rights, including shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right is not assumed or substituted for in the event of a change of control, the Administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the Administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

Prior Plans –The 1997 Stock Plan, 2001 Director Option Plan, The 2003 Non-Statutory Stock Option Plan:

The 1997 Stock Plan

Prior to the implementation of the 2006 Plan on July 21, 2006, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of common stock and stock purchase rights under the 1997 Stock Plan (“1997 Plan”).  On January 31, 1997, the Board of Directors adopted, and the Company’s stockholders approved, the 1997 Plan.  In December 1999, the Board of Directors amended the 1997 Plan, which the Company’s stockholders approved in February 2000.  The 1997 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan.  As of September 30, 2006, there were options to purchase 19,446,566 shares of common stock outstanding under the 1997 Plan.

Options granted under the 1997 Plan prior to July 21, 2006 were either ISOs intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options (“NSOs”), which did not so qualify.  The Compensation Committee oversaw the selection of eligible persons for option grants and determined the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options would be ISOs or NSOs.  The exercise price of ISOs granted under the 1997 Plan could not be less than 100% of the fair market value of common stock on the grant date, (or at least 110% of such fair market value for an ISO granted to a stockholder with greater than 10% voting power of the Company’s stock), while the exercise price of NSOs could be determined by the Compensation Committee in its discretion.  Options granted under the 1997 Plan were generally not transferable during the life of the optionee.

Under the 1997 Plan, options vest and become exercisable as determined by the Compensation Committee, generally over four years.  Options may generally be exercised at any time after they vest and before their expiration date as determined by the Compensation Committee.  However, no option may be exercised more than ten years after the grant date (or five years for ISOs granted to a stockholder with greater than 10% voting power of the Common Stock).  Options will generally terminate (i) 12 months after the death or permanent disability of an optionee and (ii) three months after termination of employment for any other reason.  The aggregate fair market value of the shares of common stock represented by ISOs that become exercisable in any calendar year by any one option holder may not exceed $100,000.  Options in excess of this limit are treated as NSOs.

Prior to the implementation of the 2006 Plan, the Company could also grant stock purchase rights to eligible participants under the 1997 Plan.  Under the 1997 Plan, any shares purchased pursuant to stock purchase rights were subject to a restricted stock purchase agreement.  Unless the Compensation Committee determined otherwise, this agreement granted the Company a right to repurchase the restricted stock upon the voluntary or involuntary termination of the employee for any reason, including death or disability prior to vesting.  The purchase price for repurchased shares was the original price paid and could be paid by cancellation of any indebtedness owed to the Company.  The Company’s repurchase right lapsed at a rate determined by the Compensation Committee.

In the event the Company is merged with or into another corporation, or all or substantially all of the Company’s assets are sold, each outstanding option and stock purchase rights will be assumed or an equivalent option or stock purchase right will be substituted by the successor corporation or its parent or subsidiary.  If the successor corporation refuses to assume or substitute for the option or right, the option or stock purchase right will automatically vest and become exercisable in full for a period of at least fifteen days, after which time the option or right will terminate.

2001 Director Option Plan:

Prior to the implementation of the 2006 Plan on July 21, 2006, those directors who were not employees of the Company (“Outside Directors”) were eligible to receive options to purchase shares of common stock under the 2001 Director Option Plan (“2001 Plan”).  The 2001 Plan was adopted by the Board of Directors on March 2, 2001 and was approved by the Company’s stockholders in May 2001.  In July 2001, the Board of Directors amended the 2001 Plan.  The 2001 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of September 30, 2006, there were options to purchase 360,000 shares of common stock outstanding under the 2001 Plan.  The Compensation Committee has been the administrator of the 2001 Plan.

Under the terms of the 2001 Plan, each Outside Director was automatically granted an option to purchase eighty thousand shares of common stock (“First Option”) on the date on which such person first became an Outside Director (“Anniversary Date”).  A director who was an employee of the Company and ceased employment with the Company to become an Outside Director could receive an option to purchase twenty thousand shares of common stock (“Subsequent Option”) at the Company’s first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided that he or she was serving as an Outside Director on each such date.  As such time as each Outside Director’s First Option was fully vested, each Outside Director was automatically granted a Subsequent Option on the Anniversary Date of each year provided that he or she was then an Outside Director.

Under the terms of the 2001 Plan, the exercise price of each option granted equaled the market value of the common stock on the date of grant.  Such options have terms of ten years, but terminate earlier if the individual ceases to serve as a director.  The First Option grants vest as to 25% of shares subject to the First Option on each of the first four anniversaries of its date of grant, subject to the Outside Director continuing to serve as a director on such dates.  The Subsequent Option grants vest as to 100% of the shares subject to the Subsequent Option on the first anniversary of its date of grant.

The 2003 Nonstatutory Stock Option Plan:

Prior to the implementation of the 2006 Plan on July 21, 2006, directors, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of the Company’s common stock under the 2003 Nonstatutory Stock Option Plan (“2003 Plan”).  The 2003 Plan was adopted by the Board of Directors on April 15, 2003.  Only nonstatutory stock options, which would not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, could be granted under the 2003 Plan.  The 2003 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan.  As of September 30, 2006, options to purchase 929,035 shares of common stock were outstanding under the 2003 Plan.

The 2003 Plan has been administered by the Compensation Committee.  The Compensation Committee oversaw the selection of the eligible persons to whom options would be granted and determined the number of shares subject to the option, exercise prices, vesting periods and other terms applicable to each option.

Options granted under the 2003 Plan generally vest and become exercisable over four years, and may be exercised at any time after they vest but before their expiration date.  Options will generally terminate (i) 12 months after the death or employment termination due to disability of an option holder and (ii) three months after termination of an option holder’s service for any other reason other than for disability or due to the option holder’s death.  No option, however, may be exercised more than ten years after the grant date.

In the event of the Company’s “change in control,” the 2003 Plan provides for each outstanding option to be assumed or an equivalent option or right to be substituted by the successor corporation or its parent or subsidiary.  If the successor corporation refuses to assume or substitute for the option, the option will automatically vest and become exercisable in full for a period determined by the compensation committee, after which time the option will terminate.

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

Advanced Communication Devices Corporation Incentive Program:

In February, 2006 the Company sold substantially all of the assets and selected liabilities of its semiconductor design operations, including the assets related to its prior acquisition of ACD. As a result, all participants’ service with the Company was voluntarily terminated and all shares subject to award that were not yet earned or distributed were cancelled.

Stock Award and Stock Option Activity

A summary of activity under all Plans follows:

	Shares available for grant	Number of options outstanding	Weighted average exercise price
Options outstanding, December 31, 2005	6,345,767	19,908,010	$18.34
Options authorized in 2006	4,900,000		—
Options granted	(5,410,057)	5,410,057	6.12
Options exercised	—	(266,940)	1.20
Options forfeited or expired	4,264,291	(4,264,291)	20.10
Options outstanding, September 30, 2006	10,100,001	20,786,836	$15.01

During the nine months ended September 30, 2006, the Company granted restricted stock awards to its employees under the 2006 Plan and the 1997 Plan.  Such awards generally vest over a period of one to four years from the date of grant.  The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.  The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse.  The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan.  Nonvested restricted stock activity as of September 30, 2006 and changes during  the nine months ended September 30, 2006 is summarized below:

	Shares	Weighted average grant date fair value
Restricted shares granted under 2006 and 1997 Plans
Nonvested at December 31, 2005	150,000	$8.15
Granted	174,884	7.69
Vested	(36,221)	7.81
Forfeited	—	—
Nonvested at September 30, 2006	288,663	$7.93

Restricted stock related to acquisition in 2002, included in issued and outstanding	282,878	$17.50

Total nonvested at September 30, 2006	571,541	$12.67

During the year ended December 31, 2005, the Company granted 150,000 shares of restricted stock with a weighted average grant date fair value of $8.15, all of which was nonvested as of December 31, 2005.  The shares of restricted stock are subject to the Company’s right of repurchase, which lapse over a period of one to four years. Repurchased shares are recorded as treasury stock on an average cost basis.  During the nine months ended September 30, 2006, 174,844 shares of restricted stock subject to such repurchase right of the Company were purchased by employees and directors. The total intrinsic value of restricted stock vested during the nine months ended September 30, 2006 was $0.3 million. The Company also granted rights to purchase 301,133 shares of restricted stock to executive officers of the Company which were allowed to lapse unexercised in March 2006.  In their place, on February 1, 2007, the Compensation Committee of the Board of Directors of the Company determined that certain executive officers, based on their level of performance during the Company’s 2006 fiscal year, are eligible to receive 203,000 shares of common stock in the aggregate.  The Committee’s determination is subject to compliance with applicable law, and the Committee will issue the Performance Stock after the Company is in compliance with all SEC reporting requirements   The Performance Stock is included in the Company’s computation of stock-based compensation expense for the nine months ended September 30, 2006.

In connection with the October 2002 acquisition of Shanghai Yi Yun Telecom Technology Co. Ltd. (“Shanghai Yi Yun”),  the Company issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of the Company’s subsidiaries. Such shares of restricted stock cliff vests over five years through 2007, with accelerated vesting upon the achievement of specified milestones. The Company has treated these 514,290 shares of restricted stock as deferred compensation. During 2003, 226,302 of these shares vested upon achievement of specified milestones. As of September 30, 2006, 5,110 shares have been forfeited resulting in 282,878 remaining shares outstanding.  No further vesting has occurred through September 30, 2006.

Information regarding the stock options outstanding at September 30, 2006, is summarized below:

	Options Outstanding				Options Exercisable
Range of exercise price	Outstanding at September 30, 2006	Weighted average exercise price	Intrinsic value	Weighted average remaining contractual life	Exercisable at September 30, 2006	Weighted average exercise price	Intrinsic value
			(in thousands)	(in years)			(in thousands)
$ 0.06 - $ 4.50	840,442	$3.75	$4,299	2.5	840,442	$3.75	$4,299
4.71 - 6.25	4,366,737	6.24	11,467	9.4	3,088	5.56	10
6.31 - 7.50	2,201,753	6.63	4,925	9.2	49,972	6.90	99
7.52 - 11.07	2,806,721	9.94	551	8.2	1,133,365	9.91	185
11.11 - 16.34	2,195,483	14.21	—	5.2	2,017,565	14.21	—
16.54 - 20.25	3,172,860	19.24	—	6.2	2,770,819	19.41	—
20.48 - 26.34	2,902,314	25.29	—	7.0	2,851,399	25.35	—
26.34 - 37.46	2,131,206	31.18	—	7.0	2,130,790	31.18	—
37.49 - 43.02	119,320	40.11	—	6.9	119,320	40.11	—
45.21 - 45.21	50,000	45.21	—	6.9	50,000	45.21	—
$ 0.06 - $ 45.21	20,786,836	$15.01	$21,242	7.4	11,966,760	$20.30	$4,593

Options exercisable and expected to vest September 30, 2006	19,229,712	$15.02	$18,315

The intrinsic value represents the total pre-tax intrinsic value and is calculated as the difference between the market value as reported by NASDAQ on September 30, 2006 and the exercise price of the in-the-money shares.  The total intrinsic value of options exercised was $0.4 million and the amount of cash received for the exercise of options was $0.3 million during the nine months ended September 30, 2006.  The weighted average remaining contractual life of options exercisable was 6.0 years, and the weighted average remaining contractual life of options expected to vest was 9.1 years as of September 30, 2006.

2000 Employee Stock Purchase Plan:

In February 2000, the Company’s stockholders approved the 2000 Employee Stock Purchase Plan.  The purchase plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

The Company had reserved 1,914,934 shares of common stock for sale under the stock purchase plan at September 30, 2006.  The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 2.0 million shares, or 2% of the outstanding shares of the Company’s common stock on that date, or a lesser amount determined by the Board of Directors.  The stock purchase plan is administered by the Board or a committee appointed by the Board.

The stock purchase plan is implemented by concurrent offering periods, the duration of which may not exceed 24 months.  An offering period may contain up to four interim purchase periods.  Shares purchased under the stock purchase plan will be held in separate accounts for each participant.  The first offering period began in March 2000 and ended on the last trading day before April 30, 2002.  There were no shares issued in May 2006 as the Company was not current with the filings of its annual report on Form 10-K for the year ended December 31, 2005 and quarterly report on Form 10-Q for the quarter ended March 31, 2006.  The May 2006 offering period commenced on June 29, 2006, and terminates on May 14, 2008.  Subsequent consecutive overlapping offering periods begin on May 15 and November 15 annually.  These offering periods end twenty-four months thereafter.

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

Stock-Based Compensation

SFAS 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options.  The Company has used the Black-Scholes option pricing model (“Black-Scholes model”)  method of valuation for share-based awards granted prior to December 31, 2005, and has continued to use the Black-Scholes model for subsequent share-based payment awards.  The Black-Scholes model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable.  In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company uses historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility. The Company estimates an expected term of options granted based upon the Company’s historical exercise and cancellation data for vested options. In addition, separate groups of employees that have similar exercise behavior are considered separately. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The Company bases the risk free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Prior to January 1, 2006, stock based awards were amortized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting).  Upon adoption of SFAS 123(R) on January 1, 2006, all stock based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The fair value of share based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Expected term in years	4.0	4.0	4.0	3.2
Weighted average risk-free interest rate	4.9%	4.0%	4.7%	3.8%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Volatility	56.0%	71.0%	56.9%	65.7%

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Expected term in years	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0
Weighted average risk-free interest rate	4.4%	2.7%	4.4%	2.7%
Expected dividend rate	0.0%	0.0%	0.0%	0.0%
Volatility	63.0%	52.0%	63.0%	52.0%

At September 30, 2006, there was $30.2 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 2.7 years.  The weighted average fair value of options granted under the stock option plans during the nine months ended September 30, 2006 was $3.06 per share.

The total stock-based compensation cost recognized in income for the three and nine month periods ended September 30, 2006 was as follows:

	Three months ended September 30,	Nine months ended September 30,
	2006	2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$3,787	$11,180
Employee stock purchase plan	416	1,150
Restricted stock	1,401	3,206
Forfeitures related to disposal of a component of a business	—	(2,393)
Tax effect	—	—
Total	$5,604	$13,143

Stock-based compensation expense for the nine months ended September 30, 2006 was reduced by $2.4 million related to options forfeited in connection with the disposal of the Company’s semiconductor design operations discussed in Note 11.  As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three and  nine months ended September 30, 2006 were approximately $3.3 million and $8.9 million lower than if it had continued to account for stock incentive compensation under the intrinsic value method. Had the Company continued to use the intrinsic value method, the effect on basic and diluted earnings per share would have been an increase of approximately $0.03 and  $0.07 per share during the three and nine months ended September 30, 2006, respectively.

Prior to the adoption of SFAS 123(R)

The pro forma information required under SFAS 123 for the three and nine months ended September 30, 2005 was as follows:

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
	as restated	as restated
	(in thousands, except per share data)
Basic and diluted
Net loss:
As reported	$(438,018)	$(488,642)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	4,172	3,857
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(4,044)	(11,661)
Pro forma net loss	$(437,890)	$(496,446)
Basic and diluted loss per share:
As reported	$(3.70)	$(4.22)
Pro forma	$(3.70)	$(4.28)

5.                                      LOSS PER SHARE

Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes unvested restricted shares. Diluted EPS presents the amount of net loss available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all potentially dilutive common shares outstanding during the period. The Company’s potentially dilutive common shares include employee stock options, unvested restricted shares, a written call option, warrants, convertible subordinated notes and vested acquisition-related stock options.

The following is a summary of the calculation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(in thousands except per share data)
Numerator:
Net loss for basic EPS computation	$(43,048)	$(438,018)	$(75,316)	$(488,642)
Effect of dilutive securities 7/8% convertible subordinated notes	—	—	—	—
Net loss adjusted for dilutive securities	$(43,048)	$(438,018)	$(75,316)	$(488,642)

Denominator:
Shares used to compute basic EPS	120,676	118,262	120,628	115,902
Dilutive common stock equivalent shares	—	—	—	—
Shares used to compute diluted EPS	120,676	118,262	120,628	115,902

Loss per share - basic and diluted	$(0.36)	$(3.70)	$(0.62)	$(4.22)

For the three and nine months ended September 30, 2006 and 2005, there were no potentially dilutive common shares because of the net loss in each of these periods, and basic and dilutive EPS are the same. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands except per share data)
Stock options	20,787	19,401	20,787	19,231
Conversion of convertible subordinated notes	11,543	12,941	11,543	15,415
Other	827	474	744	430
	33,157	32,816	33,074	35,076

6.                                      COMPREHENSIVE LOSS

The reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Net loss	$(43,048)	$(438,018)	$(75,316)	$(488,642)
Unrealized gain (loss) on investments	15,719	(22)	15,721	(30)
Foreign currency translation	5,553	10,718	8,817	10,163
Total comprehensive loss	$(21,776)	$(427,322)	$(50,778)	$(478,509)

7.                                      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase.  There were no available for sale securities included in cash and cash equivalents at September 30, 2006 or December 31, 2005.  Short-term investments, consisting entirely of available-for-sale securities, were $12.3 million and $13.3 million at September 30, 2006 and December 31, 2005, respectively.  These available-for-sale securities currently consist of bank time deposits, but can consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds.  These investments are recorded at fair value.  Any unrealized holding gains or losses are reported as a component of other comprehensive income.  Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these bank notes with banking institutions in China.  A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows.  There were no bank notes sold during the three and nine months ended September 30, 2006.

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

8.                                      RESTRICTED CASH AND INVESTMENTS

At September 30, 2006, the Company had short-term restricted cash and investments of $23.8 million and long-term restricted cash of $3.6 million included in other long-term assets.  At December 31, 2005, the Company had short-term restricted cash and investments of $53.7 million and long-term restricted cash of $0.3 million included in other long-term assets.  These amounts primarily collateralize the Company’s issuance of standby and commercial letters of credit.

9.                                      ACCOUNTS AND NOTES RECEIVABLE

The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business.  The notes are typically non-interest bearing, with maturity dates between three and six months.  Bank notes are included in short-term investments.  Commercial notes receivable available for sale were $8.5 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively.  The Company may discount these notes with banking institutions in China.  A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS 140, has been met.  There were no notes receivable sold during the three and nine months ended September 30, 2006 and 2005.

In August 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement.  The Agreement contains provisions customary in transactions of this nature including certain commitment fees.  During the three and nine months ended September 30, 2006, no receivables have been sold pursuant to provisions of the Agreement, and the Company recorded commitment fees of $0.4 million. In March 2007, the Agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the commercial bank, with no associated commitment fees.

10.                               INVENTORIES

As of September 30, 2006 and December 31, 2005, total inventories consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$84,566	$70,608
Work-in-process	36,704	27,582
Finished goods	342,120	327,765
Total inventories	$463,390	$425,955

11.                               SALE OF ASSETS

Marvell Technology Group Ltd.:

In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”).  The Company received $35.4 million in cash, net of $0.6 million of transaction costs, and an additional $4.3 million in cash was paid by Marvell to the Company in August 2007.  Included in the cash received was $16.0 million earned by the Company as a result of achieving certain defined milestones. The Company received payment of this $16.0 million in October 2006.  The assets sold include the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors.  In connection with the sale of assets, the Company has entered into a supply agreement with Marvell.  Pursuant to the supply agreement, the Company has agreed to purchase chipsets supplied by Marvell for a period of five years.  These chipsets will be included in certain handset products designed and manufactured by the Company.

The Company recognized a gain on this sale of assets of $12.3 million during the three months ended September 30, 2006.  The gain was determined based upon total net proceeds less the net book value of assets sold of $2.9 million and the value of the supply agreement of $20.2 million.  The value allocated to the supply agreement is included in other current and long-term liabilities and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years.  As of September 30, 2006, approximately $1.1 million had been amortized against cost of sales.

12.                               GOODWILL AND INTANGIBLE ASSETS

Goodwill:

Intangible assets classified as goodwill and those with indefinite lives are not amortized. The Company performs an annual impairment test of its goodwill during the fourth quarter of each year. The Company also tests for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values. When conducting its goodwill impairment analysis, the Company calculates its impairment charges based on the two-step test prescribed in SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company uses the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill.

The Company held a series of planning meetings in September 2005 to assess the current business forecasts for all of its reporting units. This assessment analyzed various factors including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in the Company’s Broadband reporting unit, a narrowing of the Company’s strategic focus related to the Company’s product offerings and greater than expected revenue and margin decline due to continued pricing pressures for several of the Company’s key markets. The Company concluded these factors combined represented a “triggering” event.

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

Based on the impairment assessment noted above, a goodwill impairment charge of $192.9 million was recorded during the three months ended September 30, 2005 to write off the full value of goodwill for the Wireless, Broadband, Handsets and PCD business units. The second step of the goodwill impairment test for Broadband and Handsets segments was completed in the third quarter and for the Wireless and PCD units was performed in the fourth quarter of 2005, which reaffirmed the estimate from the third quarter that the goodwill was fully impaired. As such, there was no adjustment from the amount previously recorded. The changes to the carrying value of the Company’s goodwill from January 1, 2005 through September 30, 2005 are reflected below:

	January 1, 2005	Additions	Exchange rate changes	Impairment	September 30, 2005
	(in thousands)
Handsets	$74,003	$15,371	$(37)	$(89,337)	$—
Wireless	55,641	—	29	(55,670)	—
PCD	24,710	—	2	(24,712)	—
Broadband	23,210	—	—	(23,210)	—
Service	3,063	—	—	—	3,063
Total	$180,627	$15,371	$(6)	$(192,929)	$3,063

As of September 30, 2006 and December 31, 2005, goodwill was $3.1 million, the entire amount of which was allocated to the service operating segment.

Long-lived Assets:

The Company also tested its long-lived assets in all of the Company’s assets groups for potential impairment during the third quarter of 2005 in accordance with SFAS 144. Based on this analysis, the Company determined that the undiscounted expected future cash flows for the Broadband and Handset asset groups were less than the carrying value of their net assets.

The Company determined the relative estimated fair value of tangible assets through a comparison of similar assets, and wherever practical, based on quoted market prices taking into consideration the asset type, age, condition, and physical location of the asset. As a result of this analysis, the Company recorded an impairment charge of $14.1 million during the three months ended September 30, 2005 for long-lived tangible assets related to the Broadband asset group and $9.4 million for long-lived tangible assets related to the Handset asset group.

In addition, the Company determined that the fair value of technology intangible assets within the Broadband and Handset asset groups as calculated using the discounted future cash flows was less than the carrying value of the net assets and, as such, the Company recorded a net asset write-off of $1.7 million during the three months ended September 30, 2005.

As of September 30, 2006 and December 31, 2005, intangible assets consisted of the following:

	September 30,	December 31,
	2006	2005
	(in thousands)
Intangible assets:

Existing technology	$39,530	$39,530
Less accumulated amortization	(26,320)	(21,702)
	$13,210	$17,828

Customer relationships	$57,220	$57,220
Less accumulated amortization	(16,973)	(12,037)
	$40,247	$45,183

Supplier relationships	$5,300	$5,300
Less accumulated amortization	(5,079)	(3,092)
	$221	$2,208

Trade names	$4,940	$4,940
Less accumulated amortization	(3,496)	(2,496)
	$1,444	$2,444

Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(5,175)	(3,150)
	$5,625	$7,650

Total intangible assets	$60,747	$75,313

Amortization expense was $4.8 million and $6.6 million for the three months ended September 30, 2006 and 2005, respectively, and was $14.6 million and $20.4 million for the nine months ended September 30, 2006 and 2005, respectively.  The estimated aggregate amortization expense for intangibles for the fourth quarter of 2006 is $4.3 million and  for each of the five years from the year ended December 31, 2007 through the year ended December 31, 2011 is $16.0 million, $12.7 million, $6.9 million, $5.1 million and $5.1 million, and is $10.6 million thereafter.

The weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

Weighted Average Life
(in years)
Technology	2.3
Customer relationships	7.1
Supplier relationships	0.1
Trade names	1.1
Non-compete	2.1

13.                               LONG-TERM INVESTMENTS

The Company’s investments are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
Gemdale	$16,451	$1,321
Cellon International	13,500	8,000
Restructuring Fund No. 1	—	1,538
Global Asia Partners L.P.	1,700	1,700
Fiberxon Inc.	3,000	3,000
Immenstar	2,000	2,000
Matsushita Joint Venture	—	465
GCT SemiConductor	3,000	3,000
Xalted Networks	3,302	3,000
Infinera	1,902	1,902
Others	99	97
Total	$44,954	$26,023

Gemdale

In 1996, the Company invested $1.3 million in Gemdale Co., Ltd.  (“Gemdale”) in return for 11 million non-negotiable shares of Gemdale.  Gemdale is a real estate company that invests and develops properties in China, primarily in Shanghai, Beijing, Shenzhen and Wuhan.  During 2004, the Company received an additional 8.8 million non-negotiable shares in dividends.  This investment was accounted for under the cost method through July 2006.

In August 2006, pursuant to a Split Share Structure Reform Agreement in China, the Company transferred 6.0 million non-negotiable Gemdale shares to the holders of negotiable Gemdale shares in exchange for converting the remaining 13.8 million non-negotiable shares into negotiable shares, and a receivable for additional shares valued at $0.6 million at September 30, 2006.  The negotiable Gemdale shares are traded on the Shanghai Stock Exchange.  The 13.8 million negotiable shares are subject to a transfer restriction through August 2007.  As of September 30, 2006 the Company had a 2% ownership interest in Gemdale.  The investment is classified as equity securities available-for-sale and recorded at fair value.  An unrealized gain on investment of $15.7 million is included in other comprehensive income as of September 30, 2006.

Cellon International

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”) and made additional investments of $3.0 million each in Cellon in April and December 2002.  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors.  In November 2005, the Company and Cellon entered into an agreement under which the Company received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees.  This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income.  As of September 30, 2006, with the additional shares obtained in the purchase transaction, the Company had an 11% ownership interest in Cellon.  This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the Company and other relevant factors.  For more information regarding this investment see Note 25.

In November 2005, the Company entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development.  Approximately $0.7 million and $2.0 million of the prepaid amount has been used in the three and nine months ended September 30, 2006 as payments for design services.  The Company may also use the $5.0 million prepayment in satisfaction of royalties Cellon may earn from sales by the Company of products Cellon designs under the Development Services Agreement.  This agreement also obligates Cellon to pay the Company a royalty if certain technology shared by the Company to Cellon is used in products developed and sold to customers other than the Company through November 2007.

Matsushita Joint Venture

In December 2005 the parties agreed to dissolve the partnership.  A final distribution was made in April 2006 that did not materially exceed the carrying value of the investment.

Restructuring Fund No. 1

During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company.  The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures.  The fund has a separate management team, and none of the Company’s employees are employed by the fund.  The Company accounted for this investment under the equity method of accounting.  The Company received a cash distribution of approximately $0.7 million in March 2006 and an additional cash distribution of $1.5 million in May 2006 and reduced the carrying value of the investment accordingly.  Income of $0.7 million in excess of our carrying value was recognized in other income in the quarter ended June 30, 2006.  The partnership was dissolved in July 2006.  The Company received a final cash distribution of approximately $0.7 million which was recorded as a gain on investment in September 2006. There were no cash distributions during the three or nine months ended September 30, 2005.

Xalted Networks

In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks (“Xalted”).  In March 2006 the Company invested an additional $0.3 million in Xalted.  Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings.  The Company has a 10% ownership interest in Xalted and accounts for the investment under the cost method.

14.                               DEBT

The following represents the outstanding borrowings at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(in thousands)
Bank loans	$105,010	$198,826
Other	300	300
Convertible subordinated notes, due March 1, 2008	274,600	274,600
Total debt	$379,910	$473,726
Long-term debt	274,900	274,900
Short-term debt	$105,010	$198,826

At September 30, 2006, the Company had loans with various banks totaling $105.0 million with interest rates of 5.02% per annum.  These bank loans mature during 2006 and 2007, and are included in short-term debt.  There are no significant covenants associated with these loans.

The Company also had available credit facilities in China at September 30, 2006 totaling $789.5 million, of which $498.5 million of this amount was available for working capital purposes, and the Company had drawn $105.0 million in outstanding borrowings, and $291.0 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in 2007.

On March 12, 2003, the Company completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes are convertible into the Company’s common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.7 million and have been recorded in other long-term assets and are being amortized over the life of the notes.

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

The Company recorded these instruments at cost, and their carrying value at September 30, 2006 equaled their original cost as adjusted for amendments related to the early extinguishment of debt.  The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes.  The options have been included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

On November 15, 2006, the Company received a notice asserting that its failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2006 had caused a default under the provisions of the indenture governing the convertible subordinated notes which, if not cured within 60 days, would cause an event of default.  For information regarding the subsequent solicitations of consents from the holders of the notes see Note 25 entitled “Subsequent Events” below.

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

Warranty obligations, included in other current liabilities are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		As restated		As restated
	(in thousands)
Beginning of period	$64,108	$58,586	$76,719	$46,596
Accruals for warranties issued during the period	17,095	15,260	28,865	47,828
Settlements made during the period	(16,265)	(18,196)	(40,646)	(38,774)
Balance at end of period	$64,938	$55,650	$64,938	$55,650

During 2005, the Company recorded a special warranty charge for equipment sold to Softbank during 2003 and 2004.  Since the agreement to repair these parts exceeds the Company’s normal warranty terms the Company  recorded an additional special warranty charge of $11.7 million for certain asynchronous digital subscriber line (“ADSL”) products, $4.0 million primarily for NetRing equipment and $14.9 million for GEPON equipment.  During the three months ended September 30, 2006, the Company recorded an additional warranty charge of $4.7 million, consisting of $2.9 million for the NetRing equipment and $1.8 million for the GEPON equipment sold to Softbank, based on the results of the Company’s analysis of warranty costs incurred, and revised estimates of the remaining liability.

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

16.                               COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013.  The minimum future lease payments under the leases at September 30, 2006 were as follows:

September 30,
2006
(in thousands)
1 year	$16,467
2 year	11,319
3 year	8,630
4 year	3,609
5 year and after	1,966
Total minimum lease payments	$41,991

Rent expense for the three and nine months ended September 30, 2006 were $4.8 million and $15.0 million, respectively.  Rent expense for the three and nine months ended September 30, 2005 were $5.2 million and $16.2 million, respectively.

Contractual obligations and commercial commitments:

As of September 30, 2006 the Company’s obligations under contractual obligations and commercial commitments are as follows:

	September 30, 2006
	Payments Due by Period
	Less than
	Total	1 year	1-3 years
	(in thousands)
Bank loans	$105,010	$105,010	$—
Convertible subordinated notes	$274,600	$—	$274,600
Interest payable on debt	$37,850	$23,940	$13,910
Letters of credit	$53,281	$49,640	$3,641
Purchase commitments	$730,216	$663,560	$66,656

Letters of credit:

The Company issues standby letters of credit primarily to support international sales activities outside of China.  When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees.  The standby letters of credit usually expire without being drawn by the beneficiary thereof.  Finally, the Company may issue commercial letters of credit in support of purchase commitments.

Purchase commitments:

The Company is obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to its operations or financial condition.  As of September 30, 2006, total purchase commitments,  including cancelable and non-cancelable purchase orders, approximated $730 million.  Additionally, in connection with the sale of assets to Marvell, the Company has agreed to purchase from Marvell certain chipsets that will be included in the Company’s PAS handsets through 2011.  These chipsets will be included in certain handset products designed and manufactured by the Company.

Investment commitments:

As of September 30, 2006, the Company had invested a total of $2.6 million in Global Asia Partners L.P.  The fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia.  The Company had a commitment to invest up to a maximum of $5.0 million.  As the result of a reorganization of capital contributions by the partners, reached in April 2005, the Company’s capital contribution of $0.5 million in April 2005 was the final capital contribution to be made.  In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions.  There were no cash distributions during the three or nine months ended September 30, 2006 or 2005.

Intellectual property:

Certain sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third party claim against the customer for intellectual property rights infringement related to the Company’s products.  There are no limitations on the maximum potential future payments under these guarantees.  The Company has not accrued any amounts in relation to these provisions as no such claims have been made and the Company believes it has valid enforceable rights to the intellectual property embedded in its products.

Litigation

Securities Class Action Litigation

Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against the Company and various officers and directors of the Company.  The actions have been consolidated in United States District Court for the Northern District of California under the caption In re UTStarcom, Inc. Securities Litigation, Master File No. C-04-4908-JW(PVT).  The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005.  The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004.  On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005.  In addition to the Company defendants, the plaintiffs are also suing Softbank.  Plaintiffs’ complaint seeks recovery of damages in an unspecified amount.

On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint.  On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint.  The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of the Company’s current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company’s historical equity award grants.  Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 24, 2002 and September 4, 2007.

Due to the preliminary status of these lawsuits and uncertainties related to litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome.  Accordingly, the Company is unable at this time to estimate the effects of these complaints on the Company’s financial position, results of operations, or cash flows.

Governmental Investigations

The Company has received notice of a formal inquiry by the staff of the Securities & Exchange Commission (“SEC”) into certain aspects of the Company’s financial disclosures during prior reporting periods and certain other issues.  In addition, in December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (“DOJ”) allegations that an agent of the Company’s Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”).  The Company through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and the Company has  been in contact with the DOJ and SEC regarding the investigation.  The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation and the SEC has subpoenaed the Company for documents.  The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the SEC and DOJ and the immigration issues under investigation by the DOJ.  At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be.

Shareholder Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company’s current and former officers and directors in the Superior Court of the County of Alameda, California.  The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants.  The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief.  On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint.  On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled the Company’s demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint.  The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint.  On August 21, 2007, the individual defendants filed demurrers against the amended complaint.  The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint.

Due to the preliminary status of this complaint and uncertainties related to litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome.  Accordingly, the Company is unable at this time to estimate the effects of this complaint on the Company’s financial position, results of operations, or cash flows.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes.  In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000.  The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company.  The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval.  The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including the Company).  In August 2005, the Court preliminarily approved the settlement.  In December 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  The Company’s case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases.  It is unclear whether there will be any revised or future settlement.  If the litigation proceeds, the Company believes that the Company has meritorious defenses and intend to defend the action vigorously.  The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.

Passave Litigation

In November 2005, the Company filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. (“Passave”) for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave’s wholly-owned subsidiary) to the Company.  The Company’s complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to the Company.  The parties entered into a settlement agreement, dated August 7, 2007, and have since dismissed all claims with prejudice.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

The Company brought suit against Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  The Complaint was filed on March 22, 2004, and later amended.  In this action, the Company asserted that Starent infringed the Company’s patent U. S. Reg. No. 6,628,671 through the manufacture, use, offer, for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  The Company sought damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  A motion for a preliminary injunction against the making, using or selling of infringing products and methods was brought, but the Court denied it on June 17, 2005.  After a claims construction hearing and order, on September 20, 2005, Starent filed a motion for summary judgment of non-infringement and the Company filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability.  On December 6, 2005, the Court granted Starent’s motion for summary judgment.  On February 2, 2006, the Court entered judgment in favor of Starent and dismissed the case.  On March 2, 2006 the Company filed an appeal to the Federal Circuit.  On April 6, 2007, after reviewing the parties’ briefs and hearing oral argument on April 2, 2007, the Federal Circuit, without a written opinion, affirmed the District Court’s judgment and dismissal of the case. Although the Federal Circuit ruled against the Company, this decision will not have a material adverse effect on the business, financial condition, or results of its operations.

On February 16, 2005, the Company filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  In the Complaint, the Company asserts that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 (“the ‘473 patent”) through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  The Company seeks declaratory and injunctive relief.  Starent subsequently filed its answer and counterclaims, denying the Company’s allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  On June 16, 2005, the Company filed a motion to strike Starent’s affirmative defense and dismiss Starent’s counterclaim alleging inequitable conduct.  On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that the Company  would withdraw the Company’s motion to strike.  On August 10, 2005, the Company responded to Starent’s amended counterclaim filed on July 27, 2005.  In early December 2006, the Company filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office.  Starent has also filed for reexamination of the ‘473 patent.  The reexamination and reissue are currently copending.  The litigation is still in a preliminary stage and its outcome cannot be predicted, although the Company believes the litigation has merit.  Nonetheless, the Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

On May 8, 2007, the Company filed a third suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division which the Company acquired certain assets of in May of 2003) in the Northern District of Illinois.  The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights.  In its Complaint, the Company asserts that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent’s ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using  the Company’s confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with the Company’s business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent’s products, and that several of Starent’s patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom.  The Company seeks compensatory damages, punitive damages and injunctive relief.  After the court denied the defendants motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage.  The Company has filed a motion to dismiss most of the counterclaims and the court has ordered appointment of a special master to handle discovery, which is just beginning.  The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Telemetrix, Inc. Arbitration

On October 19, 2006, Telemetrix, Inc. (“Telemetrix”) filed a formal Request for Arbitration against the Company to the World Intellectual Property Organization (“WIPO”) in Geneva, Switzerland.  The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003.  The Company assumed Telos’ rights and obligations under this contract pursuant to the Company’s purchase of Telos’ assets on May 19, 2004.  Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage.  In December 2006, the Company filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix.  An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of the Company due to Telemetrix’s failure to allege sufficient facts in support of a majority of its causes of action.  On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract, fraud, interference with contractual relations and interference with prospective economic advantage.  The previous hearing date of December 11-13 has been vacated.  No hearing date has been rescheduled.  Discovery has begun.

Telos Technology, Inc. Litigation

On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the “Telos Plaintiffs”) filed a Complaint against the Company in the Superior Court of California, County of Santa Clara.  The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004.  The Telos Plaintiffs assert that the Company breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that it never intended to fulfill.  The Telos Plaintiffs sought at least $19 million in damages, unspecified punitive damages and attorneys’ fees.  The parties executed a settlement agreement in the amount of $4.5 million on August 20, 2007 and the case was dismissed on September 26, 2007 with prejudice.

Other Litigation

The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on the Company’s financial position, results of operations or cash flows.

17.                               SEGMENT REPORTING

The Company has organized its business in a manner consistent with the chief operating decision makers’ view and management of the business.  The Company offers products and services through  four operating units, (i) Network Solutions, (ii) Personal Communications Division (“PCD”) (iii) Handsets and (iv) Service.  The Network Solutions operating unit provides its products and services through two reporting segments; Broadband Infrastructure and Wireless Infrastructure.  Each reporting segment and operating unit is responsible for managing its own performance.

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

Summarized below are the Company’s segment sales revenue and gross profit for the three and nine months ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,				Nine months ended September 30,
		% Net		% Net		% Net		% Net
	2006	sales	2005	sales	2006	sales	2005	sales
			As restated				As restated
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$50,754	8%	$31,018	5%	$152,774	9%	$414,148	19%
Wireless Infrastructure	110,299	18%	77,586	13%	331,997	19%	310,708	14%
Network Solutions	161,053	26%	108,604	18%	484,771	28%	724,856	33%
PCD	328,701	55%	363,637	61%	917,943	52%	1,021,452	47%
Handsets	93,163	16%	106,294	18%	299,266	17%	378,256	17%
Service	17,982	3%	18,900	3%	52,426	3%	65,454	3%
	$600,899	100%	$597,435	100%	$1,754,406	100%	$2,190,018	100%

	Three months ended September 30,				Nine months ended September 30,
		Gross		Gross		Gross		Gross
	2006	Profit %	2005	Profit %	2006	Profit %	2005	Profit %
			(As restated)				(As restated)
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$(837)	(2)%	$(13,875)	(45)%	$27,138	18%	$166,958	40%
Wireless Infrastructure	54,217	49%	16,332	21%	158,835	48%	77,661	25%
Network Solutions	53,380	33%	2,457	2%	185,973	38%	244,619	34%
PCD	(7,057)	(2)%	13,199	4%	19,653	2%	42,881	4%
Handsets	24,012	26%	13,633	13%	88,521	30%	48,972	13%
Service	4,466	25%	8,598	45%	13,395	26%	36,709	56%
	$74,801	12%	$37,887	6%	$307,542	18%	$373,181	17%

Assets by segment are as follows:

	September 30,	December 31,
Long-lived assets	2006	2005
	(in thousands)
Broadband	$43,211	$47,480
Wireless	79,791	87,673
Network Solutions	123,002	135,153
PCD	1,050	1,512
Handsets	43,651	47,963
Service	44,390	48,775
	$212,093	$233,403

	September 30,	December 31,
Total assets	2006	2005
		(As restated)
	(in thousands)
Broadband	$399,046	$473,181
Wireless	927,938	1,015,699
Network Solutions	1,326,984	1,488,880
PCD	424,378	420,191
Handsets	564,142	546,910
Service	87,169	95,350
	$2,402,673	$2,551,331

Sales are attributed to a geographical area based upon the location of the customer.  Sales data by geographical areas are as follows:

	Three months ended September 30,				Nine months ended September 30,
		% Net		% Net		% Net		% Net
	2006	sales	2005	sales	2006	sales	2005	sales
			As restated				As restated
	(in thousands)
Sales by region
United States	$328,433	54%	$359,164	60%	$924,548	53%	$987,223	45%
China	190,379	32%	175,410	29%	595,505	34%	660,821	30%
Japan	30,745	5%	13,635	2%	116,477	6%	398,694	18%
Other	51,342	9%	49,226	9%	117,876	7%	143,280	7%
Total net sales	$600,899	100%	$597,435	100%	$1,754,406	100%	$2,190,018	100%

Long-lived assets by geographical areas are as follows:

	September 30,	December 31,
	2006	2005
	(in thousands)
U.S.	$14,939	$16,676
China	190,102	204,630
Other	7,052	12,097
Total long-lived assets	$212,093	$233,403

18.                               TRANSACTIONS WITH RELATED PARTIES AND CERTAIN INVESTEES

Softbank and affiliates

The Company recognized revenue of $29.7 million and $112.0 million for the three and nine months ended September 30, 2006, respectively, and revenue of $13.0 million and $394.6 million during the three and nine months ended September 30, 2005, as restated, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. (“Softbank”), a significant stockholder of the Company.  In the third quarter of 2006, the Company determined that certain sales to third party resellers are, in substance, sales to Softbank and therefore, the Company has included these amounts in related party sales.    Softbank offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.”  The Company supports Softbank’s fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”).  In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of our RollingStream™ product.  Included in revenue for the nine months ended September 30, 2006 is a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless infrastructure products.

Included in accounts receivable at September 30, 2006 and December 31, 2005 were $35.2 million and $83.4 million, respectively, related to these agreements.  Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period.  There were $13.3 million and $19.6 million included in long term deferred revenue with respect to these agreements at September 30, 2006 and December 31, 2005, respectively.  Additionally, there were $11.2 million and $8.0 million included in current deferred revenue at September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006 there were no customer advances, and as of December 31, 2005 there were $5.4 million included in customer advances related to Softbank agreements.  The Company has an outstanding purchase commitment with Softbank to purchase component parts.  Purchases from Softbank totaled $1.0 million and $1.4 million during the three and nine months ended September 30, 2006, respectively.  There were no purchases from Softbank during the three and nine months ended September 30, 2005, respectively.  The Company has an outstanding accounts payable balance of $2.7 million with Softbank as of September 30, 2006.

During August 2004, the Company entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of Softbank.  These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT.  The Company has determined that the service activities revenue should be recorded net of expected promotional spending.

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

During the three and nine months ended September 30, 2006, sales to Softbank included $2.0 million and $5.2 million, respectively, with regards to telecommunications equipment and services sold to JT.  During the three and nine months ended September 30, 2005, sales to Softbank included $2.5 million and $278.6 million, respectively, with regards to telecommunications equipment and services sold to JT.

In June 2006, the Company purchased advertising space and season tickets totaling $0.2 million from a sports franchise owned by Softbank.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of Softbank.  Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan repaid during the last 16 months of this period. During the three and nine months ended September 30, 2006, the Company recorded $0.1 million and $0.5 million, respectively, in interest income in respect to this loan.  The loan receivable at September 30, 2006 and December 31, 2005 was approximately $2.4 million and $9.0 million, respectively and is included in other current assets.  The note receivable was paid in full in January 2007.

As of September 30, 2006, Softbank beneficially owned approximately 12.1% of the Company’s outstanding stock.

Acoustek Int’l, Inc.

In 2005 and 2006, the Company received consulting services from Acoustek Int’l Corp. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, the Company’s former Senior Vice President and Chief Technology Officer.  Mr. Haung’s employment with the Company terminated on December 31, 2006.  The Company paid to Acoustek $0.1 million during each of the nine months ended September 30, 2006 and 2005 for consulting services, and a negligible amount during the three months ended September 30, 2006 or 2005.

Audiovox

One of the Company’s officers also serves as a director for Audiovox Corporation (“Audiovox”). During the three and nine months ended September 30, 2006, the Company paid approximately $0.4 million and $1.1 million, respectively, of IT services from Audiovox.

Cellon

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”) and made additional investments of $3.0 million each in Cellon in April and December 2002.  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors.  In November 2005, the Company and Cellon entered into an agreement under which the Company received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees. This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income. As of September 30, 2006, with the additional shares obtained in the purchase transaction, the Company had an 11% ownership interest in Cellon. This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the Company and other relevant factors.  For information regarding the Company’s investment in Cellon see Note 25.

In November 2005, the Company entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development.  Approximately $0.7 million and $2.0 million of the prepaid amount has been used in the three and nine months ended September 30, 2006 as payments for design services.  The Company may also use the $5.0 million prepayment in satisfaction of royalties Cellon may earn from sales by the Company of products Cellon designs under the Development Services Agreement.  This agreement also obligates Cellon to pay the Company a royalty if certain technology shared by the Company to Cellon is used in products developed and sold to customers other than the Company through November 2007.

As of September 30, 2006, the Company had an accounts payable balance of $0.6 million, and an account receivable balance of $0.1 million with Cellon.

Fiberxon, Ltd.

The Company has an outstanding purchase commitment with Fiberxon, in which the Company has a 7% ownership interest, to purchase component parts for optical networking products. Purchases from Fiberxon totaled $1.7 million and $2.1 million during the three and nine months ended September 30, 2006, respectively.  Purchases from Fiberxon totaled $0.5 million and $8.6 million during the three and nine months ended September 30, 2005, respectively and the Company had $1.1 million and $0.3 million in accounts payable to Fiberxon at September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006 the Company has $0.6 million of open purchase commitments to Fiberxon.

GCT Semiconductor, Inc.

The Company has an outstanding purchase commitment with GCT Semiconductor, Inc. (“GCT”), in which the Company has a 2% ownership interest, to purchase component parts.  Purchases from GCT for the three and nine months ended September 30, 2006 were $0.5 million and $4.9 million, respectively.  As of September 30, 2006, the Company had a $0.5 million accounts payable balance with GCT.  The Company had purchases of $0.3 million for the nine months ended September 30, 2005.

Global Asia Partners L.P.

Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia.  The general partner of this fund is also a sales agent of the Company.  Between June 2002 and April 2005, the Company invested a total of $2.6 million in the fund.  As of September 30, 2006 and December 31, 2005, the Company had 49% of the fund’s outstanding partnership units.  The Company had a commitment to invest up to a maximum of $5.0 million.  As the result of a reorganization of capital contributions by the partners, reached in April 2005, our capital contribution of $0.5 million in April 2005 was the final capital contribution to be made.  In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions.  There were no cash distributions during the three or nine months ended September 30, 2006 or 2005.

Immenstar

The Company has an outstanding purchase commitment with Immenstar, in which the Company owns Series A preferred stock, to purchase component parts.  The Company’s purchases from Immenstar totaled $1.3 million and $1.8 million during the three and nine months ended September 30, 2006, respectively.  As of September 30, 2006, the Company had $0.3 million accounts payable balance and $4.5 million of open purchase commitment to Immenstar.

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

MDC Holding, Ltd.

The Company had an outstanding accounts receivable balance with MDC Holding, Inc. (“MDC”) related to a PAS system purchase of $1.3 million at September 30, 2006.  There was no accounts receivable balance at December 31, 2005.  Certain employees of the Company were shareholders of MDC as of September 30, 2006.  MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

ORG, Inc.

As of September 30, 2006, the Company had a 49% ownership in Global Asia Partners L.P. which in turn was a significant shareholder in ORG, Inc.  During the three and nine months ended September 30, 2006, the Company had sales of $1.4 million and $1.6 million to ORG, Inc.  During the three and nine months ended September 30, 2005 the Company had $0.3 million and $0.5 million in sales to ORG, Inc.  The Company had a $1.3 million and $0.2 million receivable as of September 30, 2006 and December 31, 2005, respectively.

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to one of the Company’s former officers who was also a member of the Company’s Board of Directors.  In the three and nine months ended September 30, 2005, the Company obtained services from this entity in the amount of $0.1 million and $0.6 million, respectively.  There were no such services performed during the three and nine months ended September 30, 2006.

Xalted Networks, Inc.

The Company received purchase orders from Xalted Networks, in which the Company owns preferred stock, totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by the Company to other customers.  The Company is charging a ten percent procurement fee to Xalted for obtaining and reselling these products.  The equipment was delivered but revenue has not been recognized as the revenue recognition process had not been completed.

19.          RESTRUCTURING COSTS

In 2005 the Company incurred $35.3 million in expenses in relation to the restructuring plan actions, primarily consisting of (i) $15.2 million related to severance payments (ii) $14.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products, which are included in operating expenses and (iii) $5.6 million in inventory write-off associated with discontinued products.  Included in severance is a $1.8 million non-cash reversal of a housing allowance accrual in China.  As of September 30, 2006 and December 31, 2005, a total of 1,595 employees were terminated or placed in the workforce reduction programs pursuant to the plan.

A summary of the restructuring accrual related to the 2005 charge during the nine months ended September 30, 2006, is as follows:

	December 31,			September 30,
	2005	Cash	Non-cash	2006
	Balance	payment	settlement	Balance
	(in thousands)
Broadband
Severance payments	$50	$(50)	$—	$—

Handsets
Severance payments	29	(29)		—
Exit cost	350		(350)	—

Corporate
Severance payments	207	(207)		—
Exit cost	579		(274)	305

Summary Totals
Severance payments	286	(286)	—	—
Exit cost	929	—	(624)	305
Total	$1,215	$(286)	$(624)	$305

20.          OTHER INCOME AND EXPENSES:

The other income (expense) balances in the three and nine months ended September 30, 2006 and 2005 are comprised of the following items:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in millions)
Foreign exchange gains (losses)	$0.4	$7.3	$6.1	$(7.3)
Dividend income	1.0	—	1.7	—
Chinese government financial subsidy	0.5	—	1.3	0.5
Japan consumption tax refund	—	—	—	6.0
Gain on sale of assets	—	—	2.5
Other	(0.1)	0.1	0.7	(0.9)
Total	$1.8	$7.4	$12.3	$(1.7)

21.          CREDIT RISK AND CONCENTRATION

During the three months ended September 30, 2006 two customers accounted for approximately 17% and 12% of net sales.  In the nine months ended September 30, 2006 two customers accounted for approximately 13% and 10% of net sales.  During the three months ended September 30, 2005 two customers accounted for 17% and 10% of net sales.  For the nine months ended September 30, 2005 two customers accounted for approximately 18% and 11% of net sales.  As of September 30, 2006 no customer accounted for more than 10% of accounts receivable, while one customer accounted for 13% of accounts receivable as of December 31, 2005.

Approximately 23% and 20% of the Company’s net sales during the three months ended September 30, 2006 and 2005, respectively, and approximately 32% and 22% of the Company’s net sales during the nine months ended September 30, 2006 and 2005, respectively, were to entities affiliated with the government of China.  Accounts receivable balances from these China government affiliated entities or state owned enterprises were $263.8 million and $268.8 million, respectively, as of September 30, 2006 and December 31, 2005.  The Company extends credit to its customers in China generally without requiring collateral.  In global sales outside of China, the Company often requires letters of credit from its customers.  The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 32% and 29% of the Company’s sales for the three months ended September 30, 2006 and 2005, respectively, and approximately 34% and 30% of the Company’s sales for the nine months ended September 30, 2006 and 2005, respectively, were made in China.  Accordingly, the political, economic and legal environment, as well as the general state of China’s economy, may influence the Company’s business, financial condition and results of operations.  The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States.  These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange.  The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Approximately 5% and 2% of the Company’s sales for the three months ended September 30, 2006 and 2005, respectively, and approximately 6% and 18% of the Company’s sales for the nine months ended September 30, 2006 and 2005, respectively, were made in Japan.  Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

22.          INCOME TAX ASSETS AND LIABILITIES

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income.  The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts.  The Company will maintain a full valuation allowance on its net deferred tax assets in China, the United States, and other countries until an appropriate level of profitability that generates taxable income is sustained or until it is  able to develop tax strategies that would enable the Company to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable.  Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal.

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions.  Significant judgment is required in evaluating the Company’s tax positions and determining the Company’s provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due.  These reserves are established when, despite the Company’s belief that its tax return positions are fully supportable, the Company believes that certain positions are likely to be challenged and may not be sustained on review by tax authorities.  The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.   In the fourth quarter of 2006, the Company recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China on October 18, 2006 for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. (“HUTS”) and Hangzhou UTStarcom Telecom Co., Ltd (“HSTC”), two of the Company’s subsidiaries in China and the acceptance of its tax holiday for HSTC.

Income tax expense was $1.5 million and $125.2 million for the three months ended September 30, 2006 and 2005, respectively.  Income tax expense was $9.0 million and $134.0 million for the nine months ended September 30, 2006 and 2005, respectively.  There are two primary reasons why the Company has tax expense while the Company has pretax losses.  First, the Company has not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized.  Second, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable.  Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

The Company’s income tax returns for 2003 though 2005 are currently under audit by the Internal Revenue Service.  The Company is also under audit by the taxing authorities in China on a recurring basis.

23.          VARIABLE INTEREST ENTITIES

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, and (“FIN 46”).  FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology, and equipment to the emerging market for IPTV products in China.  The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty.  As a result of the foregoing, and the fact that the venture’s continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture.  Therefore, this venture is consolidated into the Company’s results as of September 30, 2006.  This VIE had insignificant revenue during the three and nine months ended September 30, 2006, and had net losses of $0.3 million and $1.7 million during the three and nine months ended September 30, 2006.  The consolidation of this VIE represented $17.6 million and $18.9 million of both the total assets and total liabilities and equity of the Company as of September 30, 2006 and December 31, 2005.  The liabilities of the VIE consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIE.  Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets.  The creditors’ of the VIE do not have recourse to the Company thereby limiting the liability risks associated with the Company’s variable interests in the VIE.

In the first quarter of 2005, the Company invested in an additional entity, which is considered a VIE where the Company was the primary beneficiary and did not hold a majority voting interest.  The VIE was established to install, develop and operate a PAS network in Mongolia.  The creditors of this VIE have no recourse to the Company.  In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice allegations that an agent of the joint venture had offered payments to a Mongolian government official, in possible violation of the Foreign Corrupt Practices Act.  The Audit Committee authorized an independent investigation into the matter.  As a result of the investigation, the Company wrote off $1.2 million of intangibles and established a $2.6 million VAT liability at December 31, 2005.  The investigation is still ongoing.  The consolidation of this entity resulted in a $6.0 million increase in both total assets and total liabilities and equity as of December 31, 2005.  In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million.

24.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 as of January 1, 2007, which resulted in a $1.4 million increase to the liability for uncertain tax positions offset by a reduction to the opening balance of retained earnings.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements.  SFAS 157 becomes effective for the Company on January 1, 2008.  Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.  The Company is currently evaluating the effects of SFAS 157 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of  Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment.  SAB 108 is effective for annual financial statements for the first fiscal year ending after November 15, 2006.  The Company adopted SAB 108 during the fourth quarter of 2006.  The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

In February 2007, The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).    This statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date.  SFAS 159 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the effects of SFAS 159 on its consolidated financial statements.

25           SUBSEQUENT EVENTS

First and Second Supplemental Indentures and Notice of Default

After receiving the notice of default from the Trustee referred to in Note 14 above, the Company solicited and obtained the requisite consents from holders of the convertible subordinated notes due in March 2008 to a waiver effective January 9, 2007 of any default which may have occurred prior to such date due to the delay in filing and non-compliance with certain covenants, and the Company and the trustee entered into a First Supplemental Indenture, dated January 9, 2007, providing that any failure by the Company to comply with certain covenants of the original indenture would not result in a default or an event of default through May 31, 2007.  The First Supplemental Indenture provided for additional interest at a rate of 6.75% per annum in special interest on the notes from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. Payments of the special interest were to be made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes accrued interest at a rate of 7.625% per annum as of January 9, 2007.

On May 31, 2007, the Company received a notice of default from the trustee for the notes asserting that a default had occurred due under the indenture, as amended by the First Supplemental Indenture (“the Indenture”) with respect to the Company’s convertible subordinated notes due in March 2008.  The specific purported defaults referred to in the notice of default were (1) the Company’s  failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, its annual report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and (2) the Company’s failure to deliver to the Trustee the officer’s certificate of compliance of the Company required by the Indenture.

Subsequently, the Company solicited and obtained the requisite consents from the holders of the notes to a waiver, effective July 26, 2007, of any default which may have occurred prior to such date due to the delay in filing and non-compliance with certain covenants, and the Company entered into a Second Supplemental Indenture with the trustee, dated July 26, 2007, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with the Company’s consent solicitation announced July 19, 2007.  The Second Supplemental Indenture provides that the convertible subordinated notes accrue additional interest at a rate of (a) 6.75% per annum in special interest from and after January 9, 2007 to and including July 25, 2007, and (b) 10% per annum in special interest from and after July 26, 2007 to the date the notes are paid, prepaid, redeemed converted or otherwise cease to be outstanding.    The special interest rate provided by the Second Supplemental Indenture represents an increase of 3.25% per annum over the special interest rate of 6.75% provided by the First Supplemental Indenture.  As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%.  Payments of special interest will be made in addition to, and at the same time and in the same manner as, regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.

The Second Supplemental Indenture also provides that (i) during the period from and including July 26, 2007 to and including October 15, 2007 (“Covenant Reversion Date”), any failure by the Company to comply with the covenants contained in the original agreement related to the filing of reports required to be filed with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date.

ImmenStar

In February 2007, ImmenStar was acquired by Cortina Systems, Inc.  In exchange for the Company’s investment in ImmenStar, the Company received 4 million shares of Series D Preferred Stock of Cortina Systems, Inc., $1.8 million cash in March 2007 and is entitled to receive an additional $0.2 million currently held in escrow.  As a result of the acquisition, the Company recorded a gain on investment of $2.8 million, in other income, net, and owns 1.3% interest of  Cortina Systems, Inc. on a fully diluted basis.

Committed Receivables Agreement

On March 30, 2007, the Company  amended and restated its committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment, to reflect that the purchase of trade receivables shall be at the sole discretion of Citibank, N.A.

Impairment of Investment in Cellon and Liquidation of Assets

In the fourth quarter of 2006, the Company reviewed its long-term investment in Cellon.  The review included, but was not limited to, a review of Cellon’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition.  Based on the deterioration of Cellon’s financial condition that resulted from significant adverse changes in Cellon’s business in the fourth quarter of 2006, the Company determined that the carrying value of the investment was at an amount above the fair value of the investment, and the decline was other-than temporary.  As of December 31, 2006, the Company recorded a $13.5 million other-than-temporary impairment charge for this investment in other income, net and recorded an operating expense of $3.0 million to write-off  a prepayment to Cellon.  On June 18, 2007, a meeting of Cellon’s shareholders was held where a resolution was passed to place Cellon in voluntary liquidation.

Infinera Initial Public Offering

On June 7, 2007, Infinera Corporation (“Infinera”) closed on its initial public offering of 14,000,000 shares of common stock at a price of $13.00 per share. Infinera also announced that the underwriters of the offering exercised in full their option to purchase an additional 2,100,000 shares of Infinera common stock, bringing the total initial public offering size to $209.3 million.  After the initial public offering, the Company is entitled to convert its 669,643 shares of Series D and 2,500,000 shares of Series E Preferred Stock into 792,410 shares of Infinera’s common stock; subject to Rule 144 trading restrictions and 180 days lock up period starting June 2007 through December 2007.

As a result of the initial public offering, the value of the Infinera shares owned by the Company was readily determinable and the investment was classified as an equity security available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The closing price per share of Infinera common stock on June 29, 2007 was $24.92 and the value of the Company’s investment was $19.7 million.  In the second quarter of 2007, the Company recorded an unrealized gain of $17.8 million, in other comprehensive income, representing the difference between the fair value of the investment on June 29, 2007 and the initial investment amount of $1.9 million.

Fiberxon merger with MRV Communications

On July 1, 2007, Fiberxon, an investment in which the Company has a 7% ownership interest, completed a merger with MRV Communications (“MRV”).  In exchange for the Company’s investment in Fiberxon, the Company will receive approximately $1.5 million in cash, 1.5 million shares of MRV common stock and deferred consideration of approximately $2.7 million.  The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  These statements are based on information that is currently available to management.  We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions.  The forward-looking statements include, without limitation, those concerning the following: our expectations regarding our compliance with SEC reporting requirements and NASDAQ listing requirements; our expectations as to the nature of possible market trends; our expectations regarding continued growth in our business and operations; our expectations regarding fluctuations in gross profit; our plans regarding payment of cash dividends; our plans regarding legal proceedings; our expectations regarding the effect of legal proceedings and government inquiries; our expectations regarding the functionality, performance and features of our products; our expectation regarding Softbank’s continued service of certain modems and modem rental agreements; our plans and expectations regarding relationships with vendors and suppliers; our plan to fulfill the purchase commitment under various orders from our suppliers; our expectations regarding the exchange rate risks with respect to accountable receivables and payables in Renminbi, Japanese Yen and Euros; our plans regarding the use of financial instruments to hedge against certain foreign currency exchange rate risks; our plans regarding the discounting of certain bank notes and commercial notes; our expectations regarding our ability to raise funds, including the impact of late filing of our reports with the SEC on our ability to raise funds; our expectations regarding the availability of funding under the account receivable financing program with Citibank, N.A.; and our plan to continue service the account receivable; our expectations regarding our investment in Global Asia Partners L.P.; our expectations regarding our right to intellectual property embedded in our products; our expectations regarding our ability to protect our intellectual property; our expectations regarding the effect of market risks on our operating results; our plans to implement measures to remediate material weaknesses; our expectations regarding the effectiveness of remediation measures; our plans to continue to review internal controls; our expectations regarding competition and the competitive advantages of our competitors; our expectations regarding consolidation of the telecommunications industry; our expectations regarding the development and introduction of new and more advanced products; our expectations regarding deployment of our products; our plans and expectations regarding our workforce restructurings; our expectation regarding the adoption of environmental, health and safety laws by countries world-wide; our expectations regarding the effect of the Sarbanes-Oxley Act on our corporate governance and disclosure practices; our expectation regarding the expenses associated with compliance with the Sarbanes-Oxley Act; our expectations regarding the impact of the restatement of our consolidated financial statements; our expectations regarding the maturation of the PAS market and corresponding decrease in PAS subscriber growth; our expectations regarding the long-term demand for our PAS products; our expectations regarding our ability to offset the decline in PAS sales through pursuing other products; our expectations regarding PAS system spending; our plan to pursue opportunities for our wireless infrastructure products in multiple markets; our expectations regarding our investment in and development of the IPTV market; our expectations regarding product margins; our expectations regarding our annual effective tax rate; our expectations regarding the likelihood to realize the tax benefits in the U.S. and other countries; our expectations regarding the effect of the China Corporate Income Tax Law on our future tax expenses; our expectations regarding valuation allowance on our net deferred tax assets and its impact; our expectations regarding our level of capital expenditures in China; our plans to maintain adequate liquidity levels through at least the next 12 months; our expectations regarding the availability and sufficiency of credit lines from lenders; our plans to issue new debt instruments, sell investments and assets; our expectations regarding refinancing of the convertible notes and access to cash in our China subsidiaries to meet our liquidity requirements outside of China; our expectations regarding interest rates; our expectations regarding sufficiency of cash resources; our expectations regarding our ability to receive licenses for our products; our expectation that our business, financial condition and results of operations will continue to be significantly influenced by the political, economic, legal and social environment in China and other international markets, including Japan, India and Europe; our expectations regarding the nature of political, economic and legal reform in China; our expectations regarding the continued importance of the Chinese market for our technologies and development and the importance of sales in China to our operating results; our expectations regarding future sales generated from China as a percentage of total sales; our expectations regarding the impact of our receiving the license to sell GSM and CDMA handsets in China on our ability to meet future market demands; our expectations regarding subscriber growth in China; our expectations regarding global expansion of sales outside of China; our expectation that research and development expenses will be stable; our expectations regarding future amortization expenses; our expectations regarding the impact of product defects or performance quality issues; our expectations regarding the impact of international expansion on our management, operational, financial and other resources; our expectations regarding the impact of legislation that restricts or prohibits the use of wireless handsets while driving on our future sales; our plans regarding improvement of our internal supply chain and inventory management processes; our expectations regarding the reliability of stock-based compensation valuation models and the impact of SFAS 123R; and our expectations regarding our ability to implement and enhance our administrative infrastructure. Additional forward-looking statements may be identified by the words “anticipate,” “expect,” “believe,” “intend,” “will,” “may,” and similar expressions, as they relate to us or our management, or by the words “designed,” “intended” and similar expressions, as they relate to our products and services.  Investors are cautioned that these forward-looking statements are inherently uncertain.  These statements are subject to risks and uncertainties that may cause actual results and events to differ materially.  For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” of this Form 10-Q.  We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q for accounting periods prior to the third quarter of 2006 have been restated, as described below.

Summary

In July 2007, the Company announced the Audit Committee was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Quarterly Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been. The net effect for the three and nine months ended September 30, 2005 was to reduce and defer previously recognized revenue and gross profit of $34.6 million and $15.1 million, respectively, and $63.7 million and $29.4 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduced our previously reported operating results for this period. During the three and nine months ended September 30, 2005 (in thousands), stock compensation expense totalling $76 and ($1,470), respectively, was recognized.

In restating our previously issued financial statements for the investigations described above, we also corrected other previously reported amounts. We corrected our reporting for $80.3 million of net sales to certain third party resellers and $41.2 million of associated cost of net sales in 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to one of our significant shareholders, SOFTBANK CORP. The accounts receivable from these sales was similarly reclassified into accounts receivable from related parties in our 2005 balance sheets. We also corrected our reporting of $6.3 million of time deposits at March 31 and June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in these balance sheets and in the statements of cash flows for the March and June 2006 reporting periods. The corrections for the three and nine months ended September 30, 2005 interim periods have been recorded in the condensed consolidated financial statements included herein. See also Exhibit 99.1 of our Annual Report on Form 10-K for the year ended December 31, 2006 for the impact of the restatement on all quarterly periods for 2005 and 2006.

None of these restatements had any effect on any of our December 31 cash balances; however, cash equivalents were reduced in the March and June 2006 periods due to the reclassifications described above.

Additional information about these restatements and their effects on our financial statements is presented below as well as in the Notes to Condensed Consolidated Financial Statements.

China Sales Investigation

The Audit Committee of the Company’s Board of Directors (“Audit Committee”) engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company’s whistle blower program. The independent counsel engaged forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

In conducting its procedures, the Investigating Team found instances where the customer contracts that evidenced the arrangement contained obligations for the Company to deliver software upgrades when and if made available for the equipment sold for no additional consideration and for an unspecified period that could extend over the term of the contract. This additional contract obligation is an element of “post contract support.” In these cases, the Investigating Team found that the contract documentation for the same transaction submitted by the sales office to the Company’s China headquarters for accounting purposes and utilized by the Company in determining the amount of revenue recognized did not include evidence of such post contract support obligations.

Accounting standards governing revenue recognition for system sales require all revenue to be deferred while there are undelivered elements under the arrangement unless the seller has established vendor specific objective evidence (“VSOE”) of fair value for such contract elements. Because these arrangements included such undelivered elements, revenue should be deferred based on the VSOE of the fair value of the underlying elements. VSOE of fair value represents the price charged when the same element is sold separately. Since the Company does not sell this element separately, it has not established VSOE for such undelivered elements, and as such the revenue from such contracts is required to be deferred and recognized over the period the Company is obligated to provide the post contract support.

The China sales investigation covered each of the seven years in the period ended December 31, 2006 and included:  investigating approximately 1,200 contracts in all of our five regions in China; reviews of the electronic files of 45 employees; and formal interviews of 96 employees in China. Additionally, the China sales investigation included reviewing contract files, performing various financial analyses including comparison of payments received per our accounting records to the contract terms, and computer forensic procedures where destruction of electronic documents was suspected. In the aggregate, the Investigating Team expended approximately 25,000 hours in conducting this investigation, which commenced in February 2007 and was completed in September 2007 when the independent counsel and forensic accountants presented their final report to the Audit Committee. In July 2007, we announced the Audit Committee was conducting an independent investigation of historical sales with certain customers in China and we stated that we could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in our previously issued financial statements.

Upon completion of the investigative phase of the independent investigation by the Audit Committee, our management:

•                  conducted follow-up procedures to attempt to locate any additional relevant information to ensure the Company considered all available information and documents;

•                  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at our sales offices contained post contract support obligations to recognize revenue and cost of net sales over estimated period of post contract support;

•                  concluded that as a result of the existence of this undelivered post contract support obligation our previously issued financial statements should be restated to defer system sales contract revenue and the related cost of net sales over the estimated period of post contract support when a contract contained unspecified software upgrade rights.

The Audit Committee concurred with management’s decisions.

The effect of correcting improperly recognized revenue and cost of net sales is to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Net sales	Gross profit	Net income

2000	$(12,408)	$(5,294)	$(4,781)
2001	(17,154)	(6,330)	(5,779)
2002	(64,732)	(22,924)	(19,697)
2003	(21,060)	(8,014)	(6,382)
Totals through December 31, 2003	(115,354)	(42,562)	(36,639)
2004	(104,965)	(27,241)	(18,594)
2005	(58,232)	(27,863)	(42,433)
2000 - 2005 Total	(278,551)	(97,666)	(97,666)
2006 quarter ended
March 31	5,410	1,360	1,360
June 30	2,380	(371)	(371)
Total China Sales Restatement	$(270,761)	$(96,677)	$(96,677)

The cumulative effect of all of the China sales restatement adjustments to our consolidated balance sheet as of December 31, 2003 resulted in a decrease in retained earnings of $36.6 million, an increase in deferred revenue of $115.4 million to account for previously recognized sales, an increase in deferred costs of $75.7 million to account for previously recognized cost of net sales, and an increase in deferred tax assets of $3.0 million. In our consolidated balance sheet at December 31, 2006, deferred revenue is $275.7 million, of which $35.6 million is classified as current and $240.1 million as non-current, and the deferred costs balance is $176.6 million. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

Due to this restatement, we decreased net sales, gross profit, and net income (in thousands) for the three and nine month periods ended September 30, 2005 as follows: $34,610 and $63,671; $15,062 and $29,429; and $29,186 and $43,999, respectively.  In our consolidated balance sheet at September 30, 2006 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $34.5 million is classified as current and $240.3 million as non-current, and the related net reduction in cost of net sales of $177.0 million is accounted for as deferred costs. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

Upon completing its investigation, the Audit Committee concluded that the conditions and practices relating to systems contracts prevalent in the Western Region resulted primarily from the failure to prevent or detect instances of override related to controls in China over customer agreements, lack of proper management oversight, unclear record retention policies and procedures relating to systems contracts, and inadequate employee training.  The Investigating Team and the Audit Committee also concluded that with respect to four regions other than the Western Region there was no evidence of fraud or misconduct or reason to suspect such occurred. The Investigating Team and the Audit Committee also concluded that there was no credible evidence of knowledge by senior management in China or the United States of the conditions and practices related to the Western Region of China that were discovered in the investigation. The Audit Committee concluded that local management in several of the sales offices in the Western Region of China did not submit appropriate information to the Company’s senior management in China and the United States. Therefore, in prior years, neither the Company’s management nor the Company’s independent registered accounting firm were able to properly evaluate the effect of that information on revenue recognition. The Audit Committee also concluded that certain members of management in China bear varying degrees of responsibility for inadequate oversight of activities. As a result, certain employees in China have either been terminated or placed on suspension for failure to provide adequate oversight of activities.

We have restructured the management of the Western Region sales organization and are working to identify and implement changes to our policies and procedures and enhance employee training to improve internal control consciousness and lessen the possibility of accounting errors occurring in the future.

Stock Option Accounting

In November 2006, we announced we had commenced a voluntary review of historical stock option practices under the leadership of the Governance Committee following a preliminary review by management which identified potential deficiencies and discrepancies in the documentation of stock option grants. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 (“Review Period”) for compliance with the various stock-based compensation accounting standards applicable during the Review Period as well as the rules of our stock option plans. The Governance Committee engaged independent outside legal counsel to assist in the review who, in turn, engaged forensic accountants. (Separate law firms and separate forensic accounting firms were engaged by the Audit Committee and the Governance Committee for the China sales investigation and the stock option accounting review.) In the rest of this discussion, this group collectively is referred to as the Stock Option Review Team and their actions and activities are referred to as the Stock Option Review. The Stock Option Review Team members spent over 11,000 hours in this review, and the Governance Committee met with the Stock Option Review Team on more than a dozen occasions to receive, discuss, and consider the Stock Option Review Team’s information and findings.

At the time the review commenced, the Governance Committee consisted of three members of the Board of Directors, all of whom are independent directors. The Committee decided to delegate supervision of the review to Mr. Jeff Clarke, its Chairman, who joined our Board in 2005 and had not served on the Compensation Committee of the Board of Directors (“Compensation Committee”) during the period under review. The Governance Committee also consisted of two other independent directors, Mr. Larry D. Horner and Mr. Thomas Toy, who also serve on the Board’s Compensation Committee.  Mr. Allen Lenzmeier was appointed to the Governance Committee on April 27, 2007.

Review procedures included:

•                  interviews of individuals involved with granting, advising, administering, or accounting for stock options, including current and former:  management, members of the Board of Directors, employees, and non-employee professionals;

•                  review of relevant stock administration, human resource, legal, and finance department files and records;

•                  review of stock option grant information in select employee personnel files;

•                  review by at least 30 attorneys and 15 forensic accountants of approximately 250,000 potentially relevant e-mails and documents in electronic format selected through electronic discovery techniques from over 1.8 million electronic documents processed;

•                  review of the electronic database of the Company’s stock option activity maintained by a third party along with communications to and from this service provider;

•                  reconciliation of grant activity from approval documents executed by the Compensation Committee with the electronic database;

•                  reconciliation of stock option grant, exercise, and cancellation information from SEC filings with select employee personnel files and the electronic database;

•                  statistical and judgmental pattern analysis;

•                  follow-up on matters raising questions about the option granting process and its history, conduct of those involved with granting, advising, administering, or accounting for stock options, or the accounting treatment for stock options; and

•                  follow-up on items or issues requested or identified by management or the Company’s independent registered public accounting firm.

The Stock Option Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under our stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date. Guidance in a September 19, 2006 letter publicly issued by the SEC’s Chief Accountant focuses on the concept that a measurement date under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), the accounting standard governing our stock option accounting through 2005, does not occur until the number of shares an individual employee is entitled to receive and the exercise price is determined with finality (i.e., no longer subject to change). This is the date on which substantive approval occurred, and depending on a company’s facts and circumstances the guidance from the SEC discussed above recognizes a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred – such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the company’s option granting practices.

In determining the measurement date to be used, the Stock Option Review Team, management, and the Governance Committee agreed to use the following definitions as constituting the proper measurement date, and generally these dates were used in testing the stated grant dates or establishing corrected measurement dates:

Discretionary Director and Officer Grants

The date of a Compensation Committee meeting where the grant was approved or the date the final Compensation Committee signer approved the grant when approval occurred through unanimous written consent documents (“UWC”).

Automatic Director Grants	The date specified in the relevant stock option plan.

Broadbase

The date the grantee list, including the allocation of shares to individual grantees, was complete. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

Acquisition

The first Compensation Committee meeting following the acquisition, provided grantees had received employment offer letters stating the number of stock options to be granted before such date, because this was the date at which the option exercise price was established. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

New Hire

The first scheduled Compensation Committee meeting following the first day of employment, because this was the date at which the option exercise price was established. The number of options was based on either grant amounts specified in an employment offer letter or, in some cases, on a matrix that assigned grant amounts based on position and level within the Company. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

Other Merit

The date the grantee list, including the allocation of shares to grantees, was substantially complete. Compensation Committee approval was considered perfunctory due to delegation of authority to management.

For 12 tested grant dates where a corrected measurement date was required, the Stock Option Review Team and management were unable to locate sufficient evidence to establish a corrected measurement date using our established criteria for the applicable option grant type. In these situations alternative available evidence was used to establish the corrected measurement date.

During the period covered by the Stock Option Review, we granted stock options on approximately 34 million shares of our Common Stock at 197 grant dates. The review specifically examined the appropriateness of the stated grant date for approximately 90% of the stock options granted, including all stock option grants made to directors and officers, all broadbase grants and all option grants made in connection with business acquisitions.

The findings of this review are summarized as follows:

					Measurement date changed
					additional	no additional
	Number of			No change	compensation	compensation
Grant Type	grants		Grants tested	required	expense required	expense required(1)

Discretionary Director & Officer	16		16	8	4	4
Automatic Director	5		5	5	—	—
Broadbase	8		8	—	6	2
Acquisition	10		10	10	—	—
New Hire	166		48	48	—	—
Other Merit	96		41	4	21	16
Total	301	(2)	128	75	31	22

(1)          Under APB 25 there is no expense adjustment arising from using the corrected measurement date for these grants because the amount the employee would have to pay to exercise these stock option grants exceeded the quoted market price of our Common Stock at the corrected measurement date, and therefore, these stock option grants contained no intrinsic value at the corrected measurement date.

(2)          The number of grants exceeds the number of grant dates because on certain grant dates more than one category of stock option grants were approved.

In late January 2007 the Governance Committee reported its interim findings concerning the use of incorrect measurement dates in our stock option accounting under APB 25 to our Board of Directors. On February 1, 2007, the Audit Committee of the Board of Directors then concluded, in consultation with and upon the recommendation of management, that we should correct for errors in previously reported stock-based compensation expense through restatement of our previously issued financial statements and that our previously issued financial statements for all periods should no longer be relied upon. We communicated this decision in a February 1, 2007 public announcement.

A non-cash compensation charge, to be recognized as an expense over a grantee’s service period, arises under APB 25 if a stock option has intrinsic value at its measurement date. This intrinsic value is measured by the excess, if any, of the fair value at the date of grant of the underlying common stock over the stock option’s exercise price. Our practice has been to grant stock options with exercise prices equal to the closing price of our Common Stock at each grant date, to use the grant date as the measurement date for stock-based compensation purposes, and as such previously we had determined the granted stock options had no intrinsic value at their grant dates and no compensation expense was recognized. However, APB 25 states the measurement date does not occur until all essential actions necessary to grant the option are completed, including the final determination of both the number of shares to be granted to each employee or director and the exercise price, and the option grant is approved by those with requisite authority. This is reinforced by the September 19, 2006 letter issued by the SEC’s Chief Accountant which focuses on the need for the number of shares and exercise price of an award to an individual to be finalized to have a measurement date. This letter clarifies the SEC staff’s view that if it is possible that those terms could change, a measurement date has not occurred, even if the award’s terms are not actually changed.

Based on the available evidence, the review found that the number of shares an individual employee was entitled to receive and/or the exercise price was not determined with finality at the stated grant date on 53 tested grant dates, and we should have used a later date as the measurement date. The principal reasons for the stated grant date not qualifying as the measurement date under APB 25 include:

•                  certain listings of grantees, below officer level, were incomplete and added to or modified by stock option administration personnel after the grant was approved by the Compensation Committee;

•                  for certain grants where Compensation Committee approval was not considered perfunctory, the date a UWC document was sent to Compensation Committee members for approval was used as the stated grant date for some discretionary officer and director grants rather than the date the UWC was signed by all Compensation Committee members and therefore became effective;

•                  the Stock Option Review Team was unable to locate contemporaneous documentation of some director and officer, broadbase, new hire, and other merit grants.

During the review the Company also discovered a stock option grant to a former officer that was modified in 1998 in connection with his termination of employment. This change was never included in the Company’s stock option grant records and the additional compensation expense resulting from the change in the option’s terms  (approximately $1.2 million)  was not recorded previously. This discovery is consistent with the Stock Option Review Team’s finding that in certain instances there was a lack of formal documentation in the stock option granting process and/or expected documentation is missing from the stock option administration files. In addition, the Stock Option Review Team found that, in many instances, there was a lack of self-authenticating evidence to corroborate that cash exercises were contemporaneous. As a result, the findings on the issue of backdating of cash exercises were inconclusive.

We are restating our consolidated financial statements to recognize additional non-cash stock-based compensation expense arising from using corrected measurement dates for certain stock option grants made during the years 2000 through 2005 and to reflect the modification of the 1998 grant described above. Consistent with our historical accounting policy this additional stock-based compensation expense is being recognized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting).

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We restated our unaudited condensed consolidated financial statements for the first and second fiscal quarters of 2006, included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended Decemer 31, 2006 (and as reflected in our results for the three and nine months ended September 30, 2006 included in this Form 10-Q) to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 – 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002-2005 with incorrect measurement dates were recalculated. We are also recording additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

Those stock option grants with corrected measurement dates have also been restated using the fair value based measurement principles of Statement of Financial Accounting Standards 123 Accounting for Stock-Based Compensation (“SFAS 123”) to present, in Note 2, “Restatement of Financial Statements” of Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, the pro forma effect on stock-based compensation expense, net income (loss), and earnings (loss) per share amounts in 2004 and 2005 of using the fair value based method to determine stock-based compensation expense rather than using APB 25’s intrinsic value method. Such disclosure is required in financial statements for periods prior to the adoption of SFAS 123(R).

In addition to restating the consolidated financial statements in response to the Governance Committee’s findings, we are recording additional non-cash adjustments to account for the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment and to record in the first two quarters of 2006 corrections relating to accounting for performance related stock options and restricted stock grants, all of which were previously identified and considered immaterial.

Correcting the measurement date for previously granted stock options in some cases results in additional taxable income to employees on which additional payroll taxes are due from the employees as well as us. We have provided for all additional payroll taxes plus related penalties and interest arising from the restatement of stock-based compensation, including amounts otherwise payable by stock option recipients, and our restated financial statements include an accrual in all affected years of approximately $1.5 million for all estimated payroll tax related expenses.

The corrections for the stock option restatement are to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

Year ended	Non-cash stock
December 31,	compensation	Payroll taxes	Income taxes	Net income

1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000-2005 Total	25,550	1,501	(992)	(26,059)
2006 quarter ended
March 31	662	9	—	(671)
June 30	504	6	—	(510)
	$26,716	$1,516	$(992)	$(27,240)

The Governance Committee’s review found 17.9 million stock options of the 28.8 million options granted on our Common Stock during 2000 through 2005 had incorrect measurement dates. Using the corrected measurement dates, 7.6 million stock options had exercise prices that exceeded the closing price of our Common Stock and therefore had no intrinsic value to be accounted for under APB 25, and 10.3 million stock options had intrinsic value because their exercise prices were below the closing price of our Common Stock. These 10.3 million stock options resulted in an increase in additional non-cash stock-based compensation expense of $24.3 million, and an additional $1.5 million of payroll tax related expenses during 2000-2005 partially offset by $0.5 million of income tax benefit as shown in the above table. Of the 10.3 million stock options resulting in additional non-cash stock-based compensation expense, 2.0 million options were granted to officers and directors and resulted in $6.1 million of additional non-cash stock-based compensation expense.

The total effect of the stock option restatement and the amounts for 2006, as shown in the above table, have been reflected in the September 30, 2006 financial statements. As a result of this restatement, net income decreased by $3.7 million and $2.6 million, respectively, for the three and nine months ended September 30, 2005.

Upon completing its review, the Governance Committee concluded it found no evidence of intent to manipulate the Company’s operating results or financial statements. A key finding of the Governance Committee was that there were deficiencies with the process by which stock options were granted during the period from our initial public offering in 2000 through at least 2005, which resulted in accounting errors. The Governance Committee concluded that certain members of management bear varying degrees of responsibility for the deficiencies in the process by which options were granted. The Governance Committee’s review also concluded that none of the current or former employees or directors of the Company engaged in intentional wrongdoing.

In determining the above restatement amounts, management used all reasonably available relevant information to form conclusions it believes are reasonable as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. In light of significant judgment used in establishing revised measurement dates, alternative approaches to those used by the Stock Option Review Team and management could have resulted in different compensation charges than those recorded in the restatement. The Stock Option Review Team and management considered various alternatives throughout the course of the review and restatement, and management believes the approaches used were the most appropriate in the circumstances, and the choices of measurement dates used in our review of stock option grant accounting and restatement of our financial statements were reasonable and appropriate in our circumstances.

Summary of Restatement Amounts

The following table presents the decrease in net earnings from the restatement for each restated year:

		Restatement adjustments
		China Sales	Stock Options	Total
Year ended	Net income (loss),	(in thousands)			Net income (loss),
December 31,	as previously reported	(Decrease) Increase			as restated

1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)
2006 quarter ended
2006 Q1		1,360	(671)	689
2006 Q2		(371)	(510)	(881)
		$(96,677)	$(27,240)	$(123,917)

The effect these corrections on diluted earnings (loss) per share for 2002 to 2005 are as follows:

	Diluted earnings				Diluted earnings
Year ended	(loss) per share,	Restatement amounts			(loss) per share,
December 31,	as previously reported	China sales	Stock options	Total restatement	as restated
2002	0.94	(0.17)	(0.06)	(0.23)	0.71
2003	1.70	(0.05)	(0.09)	(0.14)	1.56
2004	0.54	(0.14)	(0.00)	(0.14)	0.40
2005	(4.16)	(0.36)	(0.03)	(0.39)	(4.55)

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections is as follows (in thousands):

Increase (decrease) in paid-in capital and deferred stock compensation:

Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)

Net increase in paid-in capital and deferred stock compensation	25,972

(Increase) decrease in accumulated deficit:

Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325

Net increase in accumulated deficit	(59,464)

Net decrease in stockholders’ equity at December 31, 2003	$(33,492)

In restating the previously issued financial statements for the investigations discussed above, we also corrected other previously reported amounts. It corrected the reporting of $7.2 million and $62.7 million, respectively, of net sales to certain third party resellers and $7.7 million and $24.6 million, respectively, of associated cost of net sales for the three and nine months ended September 30, 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the September 30, 2005 consolidated balance sheet.

ALL AMOUNTS IN THE FOLLOWING SECTIONS OF THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, EXCEPT THOSE IDENTIFIED “AS PREVIOUSLY REPORTED” IN TABLES WITHIN THE QUARTERLY DATA (UNAUDITED), AS RESTATED CAPTION, REFLECT THE EFFECTS OF THE RESTATEMENT OF OUR FINANCIAL STATEMENTS TO CORRECT OUR REVENUE RECOGNITION FOR CERTAIN SALES CONTRACTS IN CHINA AND OUR HISTORICAL STOCK OPTION ACCOUNTING, AS WELL AS CERTAIN 2005 SALES, COST OF SALES AND ACCOUNTS RECEIVABLES AMOUNTS DISCOVERED TO BE RELATED PARTY TRANSACTIONS AND THE CORRECTION OF THE CLASSIFICATION OF A TIME DEPOSIT FROM CASH TO SHORT-TERM INVESTMENTS IN THE FIRST TWO QUARTERS OF 2006.

Late SEC Filings and NASDAQ Delisting Proceedings

As a result of the Nominating and Corporate Governance’s Committee’s review of our historical stock option accounting and the resulting restatements, we did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (“Q3 2006 Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (“2006 Form 10-K”), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (“Q1 2007 Form 10-Q”) with the Securities and Exchange Commission.  In addition, as a result of the Audit Committee’s review of certain historical sales contracts in China, we did not timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (“Q2 2007 Form 10-Q”) with the Securities and Exchange Commission.

In connection with our failure to timely file our periodic reports, we received four NASDAQ Staff Determination letters, dated November 15, 2006, March 7, 2007, May 16, 2007 and August 13, 2007, respectively, stating that, as a result of each of these non-timely filings, we were not in compliance with the requirements of Marketplace Rule 4310(c)(14) and, therefore, our stock was subject to delisting from the NASDAQ Stock Market. We appealed the November 15, 2006 determination to the NASDAQ Listing Qualifications Panel (the “Panel”) and were granted a conditional extension to our request for continued listing until April 16, 2007. On April 17, 2007, the Panel extended the deadline for filing our Q3 2006 Form 10-Q to May 14, 2007.  The Panel also extended the deadline for filing our 2006 Form 10-K until July 16, 2007.

On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council (“Listing Council”) to review the April 17, 2007 decision of the Panel.  On May 14, 2007, the Listing Council called the Panel’s decision for review and requested that we provide an update on our efforts to file our delinquent filings.  We have continued and continue to comply with that request.  In addition, the Listing Council stayed the Panel’s decision that required us to file our Q3 2006 Form 10-Q by May 14, 2007, and to file our 2006 Form 10-K by July 16, 2007.  On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements.  As of the date of the filing of this Form 10-Q (which is filed concurrently with our 2006 Form 10-K), we will have two periodic reports still outstanding, our Q1 2007 Form 10-Q and our Q2 2007 Form 10-Q.  We expect to be able to complete the filing of our outstanding reports as soon as practicable.

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

As of September 30, 2006 the Company was structured across four key operating units:

1.               Network Solutions:  Our Network Solutions operating unit provides its products and services through two reporting segments; Wireless Infrastructure and Broadband Infrastructure.  Our Wireless Infrastructure segment designs, builds and sells software and hardware products that enable end users, or subscribers, to send and receive voice and data communication in either a fixed or mobile environment by using wireless devices.  Our Broadband Infrastructure segment designs, builds and sells software and hardware products that enable end users to access high-speed, cost effective fixed data, voice and media communication;

2.               Personal Communications Division: Our Personal Communications Division (“PCD”) markets, sells and supports handsets other than PAS handsets for markets other than China.  Most of our handset sales prior to 2006 were designed and built by other manufacturers, but beginning in 2006 and beyond future sales will include more products built by our Handsets segment;

3.               Handsets: Our Handsets segment designs, builds and sells consumer devices that allow customers to access wireless services.  Revenues from worldwide PAS handsets and all handset revenues within China are included in this segment; and

4.               Services: Our Services segment provides service and support for Wireless Infrastructure and Broadband Infrastructure customers in the areas of planning, deployment, operations and ongoing maintenance.

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

Our largest market for the nine months ended September 30, 2006 and the year ended December 31, 2005 was the United States of America, representing 54% and 46% of sales, respectively.  Prior to 2005, the majority of our sales were to service providers in China. This shift in market concentration and revenue is due to the combination of China’s continued slow-down in its economy since the fourth quarter of 2004 and our ability to capture growth opportunities internationally as well as the incremental sales contributed by PCD subsequent to its acquisition in November 2004.

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

We use subscriber growth statistics to gauge future inventory purchasing requirements as well as to forecast our anticipated revenue growth. We expect this subscriber growth to continue throughout 2006 as China’s teledensity rates, or the number of telephones per person in a region, remain low in comparison to that of developed countries.

The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s telecommunications market expansion.  This growth has led to competitive pricing pressure, causing average selling prices to decrease during the nine months ended September 30, 2006 relative to those in the comparative period in 2005.  Our gross profit as a percentage of sales in both our wireless infrastructure and handset product lines have improved despite the decline in sales prices as a result of improved product cost management.  We expect gross profit as a percentage of sales to decline during the remainder of the year as cost reduction measures are not likely to keep pace with price reductions.

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

On October 2, 2007, our Board of Directors approved a restructuring plan (the “Plan”) to reduce operating costs, which includes a worldwide reduction in force of aproximately 11% of the Company’s headcount, or approximately 700 employees. The workforce reduction will be based primarily in the United States and China and, to a lesser degree, other international locations. Management expects the Plan to be completed in the fourth quarter of fiscal year 2007. We expect to incur a restructuring charge in connection with the Plan of approximately $10 million, comprised largely of cash payments associated with one-time severance benefits, with the majority of the charge to be taken in the fourth quarter of 2007. In addition, the Company expects to realize annual cost savings in salary and compensation related expenses of approximately $21 million on an annualized basis.

We will continue our efforts to evaluate certain operations and will actively pursue opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

KEY TRANSACTIONS

Marvell Technology Group Ltd.

In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”).  We received $20.0 million in cash, net of $0.6 million of transaction costs, and an additional $4.3 million in cash in August 2007.  At September 30 2006, an additional $16.0 million was receivable from Marvell as a result of achieving certain defined milestones.  We received the $16.0 million cash payment in October 2006. The assets sold include the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors.  In connection with the sale of assets, we have entered into a supply agreement with Marvell to purchase chipsets for our handset products over the next five years.  These chipsets will be included in certain handset products designed and manufactured by the Company.

We recognized a $12.3 million gain on sale of assets during the three months ended September 30, 2006.  The gain was determined based upon total net proceeds less the net book value of assets sold of $2.9 million and the value of the supply agreement of $20.2 million. The value allocated to the supply agreement is included in other current and long-term liabilities and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years.  As of September 30, 2006, approximately $1.1 million has been amortized against cost of sales.

Stock-based Compensation

On January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123(R)”), “Share-Based Payment.”  We elected the modified-prospective method, under which prior periods are not revised for comparative purposes.  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

We estimate the expected term of options granted based upon our historical exercise and cancellation data for vested options.  We estimate the volatility of our common stock by using historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility.  We base the risk free interest rate that we use in the option pricing model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.  We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.  We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from these estimates.  We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.  All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

The guidance in SFAS 123(R) is relatively new.  The application of these principles may be subject to further interpretation and refinement over time.  There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future.  This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments.  It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Strategic Alliance Agreement

On September 25, 2006, we entered into a Strategic Alliance Agreement with Pantech & Curitel Communications, Inc. (“Pantech”).  Pursuant to the Agreement, Pantech appointed us as its exclusive distributor for Pantech’s CDMA handsets and related products (the “CDMA Units”) in North America, Central America and South America with the exception of Brazil (the “Territory”), for a period of three (3) years.

Under the terms of the Agreement, we may, upon satisfaction of certain terms and conditions of the Agreement, purchase from Pantech an aggregate of up to thirty million (30,000,000) CDMA Units over a three (3) year period, starting on October 1, 2006, for distribution in the Territory.

TRANSACTIONS WITH RELATED PARTIES AND OTHER INFORMATION

Softbank and affiliates

We recognized revenue of $29.7 million and $112.0 million for the three and nine months ended September 30, 2006, respectively, and revenue of $13.0 million and $394.6 million during the three and nine months ended September 30, 2005, as restated, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. (“Softbank”), a significant stockholder of the Company.  In the third quarter of 2006, we determined that certain sales to third party resellers are, in substance, sales to Softbank and therefore, we have included these amounts in related party sales.   Softbank offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.”  We support Softbank’s fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as our multi-service optical transport product (“NetRing™”).  In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of our RollingStream™ product.  Included in revenue for the nine months ended September 30, 2006 is a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless infrastructure products.

Included in accounts receivable at September 30, 2006 and December 31, 2005 were $35.2 million and $83.4 million, respectively, related to these agreements.  Sales to Softbank include a three-year service period and a penalty clause if product failure rates exceed a certain level over a seven-year period.  There were $13.3 million and $19.6 million included in long term deferred revenue with respect to these agreements at September 30, 2006 and December 31, 2005, respectively.  Additionally, there were $11.2 million and $8.0 million included in current deferred revenue at September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006 there were no customer advances, and as of December 31, 2005, there were $5.4 million included in customer advances related to Softbank agreements.  We have an outstanding purchase commitment with Softbank to purchase the component parts.  Purchases from Softbank totaled $1.0 million and $1.4 million during the three and nine months ended September 30, 2006, respectively.  There were no purchases from Softbank during the three and nine months ended September 30, 2005, respectively.  We had an outstanding accounts payable balance of $2.7 million with Softbank as of September 30, 2006.

During August 2004, we entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of Softbank.  These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT.  We have determined that the service activities revenue should be recorded net of expected promotional spending.

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

During the three and nine months ended September 30, 2006, sales to Softbank included $2.0 million and $5.2 million, respectively, and during the three and nine months ended September 30, 2005, sales to Softbank included $2.5 million and $278.6 million, respectively, with regards to telecommunications equipment and services sold to JT.

In June 2006, we purchased advertising space and season tickets totaling $0.2 million from a sports franchise owned by Softbank.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of Softbank. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan repaid during the last 16 months of this period. During the three and nine months ended September 30, 2006, we recorded $0.1 million and $0.5 million, respectively, in interest income in respect to this loan.  The loan receivable at September 30, 2006 and December 31, 2005 was approximately $2.4 million and $9.0 million, respectively and is included in other current assets. The note receivable was paid in full in January 2007.

As of September 30, 2006, Softbank beneficially owned approximately 12.1% of our outstanding stock.

Acoustek Int’l, Inc.

In 2005 and 2006, we received consulting services from Acoustek Int’l Corp. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, our former Senior Vice President and Chief Technology Officer.  Mr. Haung’s employment with the Company terminated on December 31, 2006.  We paid to Acoustek $0.1 million during each of the nine months ended September 30, 2006 and 2005 for consulting services, and a negligible amount during the three months ended September 30, 2006 and 2005.

Audiovox

One of our officers also serves as a director for Audiovox Corporation (“Audiovox”).  During the three and nine months ended September 30, 2006, we paid approximately $0.4 million and $1.1 million, respectively, of IT services from Audiovox.

Cellon

In September 2001, we invested $2.0 million in Cellon International Holdings Corporation (“Cellon”) and made additional investments of $3.0 million each in Cellon in April and December 2002.  Cellon designs wireless terminals and related technology for handset manufacturers and private distributors.  In November 2005, we entered into an agreement with Cellon under which we received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees.  This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income.  As of September 30, 2006, with the additional shares obtained in the purchase transaction, we had an 11% ownership interest in Cellon.  This investment is accounted for under the cost method, and its carrying value has been evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the Company and other relevant factors.

In November 2005, we entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development.  Approximately $0.7 million and $2.0 million of the prepaid amount has been used in the three and nine months ended September 30, 2006 as payments for design services.  We may also use the $5.0 million prepayment in satisfaction of royalties Cellon may earn from sales by us of products Cellon designs under the Development Services Agreement.  This agreement also obligates Cellon to pay us a royalty if certain technology shared by us to Cellon is used in products developed and sold to customers other than us through November 2007.

In the fourth quarter of 2006, we reviewed our long-term investment in Cellon.  The review included, but was not limited to, a review of Cellon’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition.  Based on the deterioration of Cellon’s financial condition that resulted from significant adverse changes in Cellon’s business in the fourth quarter of 2006, we determined that the carrying value of the investment was at an amount above the fair value of the investment, and the decline was other-than temporary.  As of December 31, 2006, we recorded a $13.5 million other-than-temporary impairment charge for this investment in other income, net and recorded an operating expense of $3.0 million to write-off  a prepayment to Cellon.  On June 18, 2007, a meeting of Cellon’s shareholders was held where a resolution was passed to place Cellon in voluntary liquidation.

As of September 30, 2006 we had an accounts payable balance of $0.6 million, and a minimal accounts receivable balance.

Fiberxon, Ltd.

We have an outstanding purchase commitment with Fiberxon, in which we have a 7% ownership interest, to purchase component parts for optical networking products.  Purchases from Fiberxon totaled $1.7 million and $2.1 million during the three and nine ended September 30, 2006, respectively.  Purchases from Fiberxon totaled $0.5million and $8.6 million during the three and nine months ended September 30, 2005, respectively, and we had $1.1 million and $0.3 million in accounts payable to Fiberxon at September 30, 2006 and December 31, 2005, respectively.  As of September 30, 2006, the Company had $0.6 million of open purchase commitments to Fiberxon.

GCT Semiconductor, Inc.

We have an outstanding purchase commitment with GCT Semiconductor, Inc. (“GCT”), in which we have a 2% ownership interest, to purchase component parts.  Purchases from GCT for the three and nine months ended September 30, 2006 were $0.5 million and $4.9 million, respectively.  As of September 30, 2006, we had a $0.5 million accounts payable balance with GCT.  We had purchases of $0.3 million for the nine months ended September 30, 2005.

Global Asia Partners L.P.

Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia.  The general partner of this fund is also one of our sales agents.  Between June 2002 and April 2005, we invested a total of $2.6 million in the fund.  As of September 30, 2006 and December 31, 2005, we had 49% of the fund’s outstanding partnership units.  We had a commitment to invest up to a maximum of $5.0 million.  As the result of a reorganization of capital contributions by the partners, reached in April 2005, our capital contribution of $0.5 million in April 2005 was the final capital contribution to be made.  In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions.  There were no cash distributions during the three or nine months ended September 30, 2006 or 2005.

Immenstar

We have an outstanding purchase commitment with Immenstar, in which we own Series A preferred stock, to purchase component parts.  Purchases from Immenstar totaled $1.3 million and $1.8 million during the three and nine months ended September 30, 2006, respectively.  As of September 30, 2006, the Company had a $0.3 million accounts payable balance and $4.5 million of open purchase commitments to Immenstar.

Matsushita Joint Venture

In July 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products.  We had a 49% ownership interest in the joint venture company.  As of December 31, 2005, we had a receivable of $0.1 million.  In December 2005, the partners agreed to dissolve the joint venture, which was completed by June 30, 2006.

MDC Holding, Ltd.

We had an outstanding accounts receivable balance with MDC Holding, Inc. (“MDC”) related to a PAS system purchase of $1.3 million at September 30, 2006.  There was no accounts receivable balance at December 31, 2005. Certain of our employees were shareholders of MDC as of September 30, 2006.  MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

ORG, Inc.

We have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc.  During the three and nine months ended September 30, 2006, we had sales of $1.4 million and $1.6 million to ORG, Inc.  During the three and nine months ended September 30, 2005 we had sales of $0.3 million and $0.5 million, respectively, to ORG, Inc.  We had $1.3 million and $0.2 million receivable as of September 30, 2006 and December 31, 2005, respectively.

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related one of our former officers who was also a member of our Board of Directors.  We obtained services amounted to $0.1 million and $0.6 million, respectively, from this entity in the three and nine months ended September 30, 2005.  There were no such services performed during the three and nine months ended September 30, 2006.

Xalted Networks, Inc.

We received purchase orders from Xalted Networks, in which the Company owns preferred stock, totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by us to other customers.  We are charging a ten percent procurement fee to Xalted for obtaining and reselling these products.  The equipment was delivered but revenue has not been recognized as the revenue recognition process had not been completed.

RESULTS OF OPERATIONS

As mentioned in the Executive Summary, we manage our business based principally upon product families of four operating units, (i) Network Solutions, which includes the Broadband Infrastructure and Wireless Infrastructure reporting segments, (ii) PCD, (iii) Handsets and (iv) Service.  A summary of the financial results of each of the segments are as follows:

NET SALES

	Three months ended September 30,				Nine months ended September 30,
		% Net		% Net		% Net		% Net
	2006	sales	2005	sales	2006	sales	2005	sales
			(As restated)				(As restated)
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$50,754	8%	$31,018	5%	$152,774	9%	$414,148	19%
Wireless Infrastructure	110,299	18%	77,586	13%	331,997	19%	310,708	14%
Network Solutions	161,053	26%	108,604	18%	484,771	28%	724,856	33%
PCD	328,701	55%	363,637	61%	917,943	52%	1,021,452	47%
Handsets	93,163	16%	106,294	18%	299,266	17%	378,256	17%
Service	17,982	3%	18,900	3%	52,426	3%	65,454	3%
	$600,899	100%	$597,435	100%	$1,754,406	100%	$2,190,018	100%

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
			(As restated)				(As restated)
	(in thousands)
Sales by region
United States	$328,433	54%	$359,164	60%	$924,548	53%	$987,223	45%
China	190,379	32%	175,410	29%	595,505	34%	660,821	30%
Japan	30,745	5%	13,635	2%	116,477	6%	398,694	18%
Other	51,342	9%	49,226	9%	117,876	7%	143,280	7%
Total Net Sales	$600,899	100%	$597,435	100%	$1,754,406	100%	$2,190,018	100%

Three months ended September 30, 2006 and 2005

Net sales increased by 1% to $600.9 million during the quarter ended September 30, 2006 compared to the same period in 2005.  Net sales increased 48% in the Network Solutions segment, but sales declined in all other operating segments.  The reported sales of the remaining segments were between 5% and 12% lower during the three months ended September 30, 2006 than the same period in the prior year.  Broadband Infrastructure segment sales are concentrated with one customer, Softbank in Japan, and as such fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.  As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products as well as our PAS/iPAS based handsets in the China market continued to mature which resulted in lower unit demand offset by the sale of higher priced units.  In our PCD operating segment, net sales decreased 10% during the three months ended September 30, 2006  from the comparable period in the prior year, due to a decline in the number of handsets sold, partially offset by an increase in our average price per unit.  During 2005, the Company recorded restatement adjustments to defer $49.6 million of revenue as all conditions necessary for revenue recognition had not been achieved.  Net sales in the nine months ended September 30, 2006 include approximately $16.5 million of the revenue deferred as part of the 2005 restatement; adjustments.  For additional discussion of our business segments see “Segment Reporting.”

Nine months ended September 30, 2006 and 2005

Net sales were $1,754.4 million in the nine months ended September 30, 2006, a decrease of 20% from $2,190.0 million in the corresponding period of 2005.  The overall decrease in net sales was largely due to a decrease in sales in the Broadband Infrastructure segment of 63%, from the nine months ended September 30, 2005 compared to the same period ended September 30, 2006.  Broadband Infrastructure segment sales during the nine months ended September 30, 2005 included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for iAN8000 product.  As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products and our PAS/iPAS based handsets in the China market continued to mature, which resulted in lower unit demand.  This led to a decrease in our handset segment sales of 21%, respectively, from the nine months ended September 30, 2005 compared to the same period ended September 30, 2006.  In our PCD operating segment, our unit sales and average price per unit declined during the nine months ended September 30, 2006 from the comparable period in the prior year, leading to a 10% decline in segment revenue.  For additional discussion of our business segments see “Segment Reporting.”

Net sales revenue by geography shifted in comparison to the corresponding period of 2005.  Revenue derived from China accounted for approximately 34% of our net sales revenue in the nine months ended September 30, 2006, in comparison to approximately 30% in the corresponding period last year due to lower demand for PAS/iPAS  products.  Revenue derived from the United States accounted for approximately 53% of our net sales revenue in the nine months ended September 30, 2006, in comparison to approximately 45% in the corresponding period last year as PCD sales in the United States become proportionately bigger compared to total Company sales.  Revenue from Japan accounted for approximately 6% of our net sales revenue in the nine months ended September 30, 2006, in comparison to approximately 18% for the comparable period in the prior year due to the completion of a large contract during 2005.

GROSS PROFIT

	Three months ended September 30,				Nine months ended September 30,
		Gross		Gross		Gross		Gross
	2006	Profit %	2005	Profit %	2006	Profit %	2005	Profit %
			(As restated)				(As restated)
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$(837)	(2)%	$(13,875)	(45)%	$27,138	18%	$166,958	40%
Wireless Infrastructure	54,217	49%	16,332	21%	158,835	48%	77,661	25%
Network Solutions	53,380	33%	2,457	2%	185,973	38%	244,619	34%
PCD	(7,057)	(2)%	13,199	4%	19,653	2%	42,881	4%
Handsets	24,012	26%	13,633	13%	88,521	30%	48,972	13%
Service	4,466	25%	8,598	45%	13,395	26%	36,709	56%
	$74,801	12%	$37,887	6%	$307,542	18%	$373,181	17%

Cost of sales consists primarily of material and labor costs, including stock-based compensation, associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory provision and overhead.  Cost of sales also includes import taxes and tariffs on components and assemblies.  Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals.  We also rely on third party manufacturers to manufacture and assemble most of our CDMA handsets.

Our gross profit has been affected by average selling prices, material costs, product mix, the impact of warranty charges and contract loss provisions as well as inventory reserves and release of deferred revenues and related cost pertaining to prior years.  Our gross profit, as a percentage of net sales, varies among our product families.  We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, stage of product life cycle, anticipated decreases in average selling prices and our ability to reduce cost of sales.

Three months ended September 30, 2006 and 2005

Gross profit was $74.8 million, or 12% of net sales, in the three months ended September 30, 2006, compared to $37.9 million, or 6% of net sales in the corresponding quarter of 2005.  The overall gross profit increased in real terms even though net sales remained relatively constant, due to significant increase in gross profit percentages in our Broadband Infrastructure, Wireless Infrastructure, and Handsets segments.  For additional discussion of our business segments see “Segment Reporting.”

Nine months ended September 30, 2006 and 2005

Gross profit was $307.5 million, or 18% of net sales, in the nine months ended September 30, 2006, compared to $373.2 million, or 17% of net sales in the corresponding period of 2005.  While the total Company gross profit percentage remained relatively constant, Broadband Infrastructure gross profit dollars decreased $139.8 million due to a decline in sales of $261.4 million and a decrease in the gross profit percentage from 40% during the nine months ended September 30, 2005 to 18% in the corresponding period of 2006.  As mentioned previously, revenue from the Broadband Infrastructure segment is concentrated with one customer in Japan and a significant contract was recognized as revenue during the first quarter of 2005.  There was no similar-sized transaction in the Broadband Infrastructure segment during the nine months ended September 30, 2006.  The decrease in gross profit resulting from the Broadband Infrastructure segment was partially offset by increased gross profit dollars resulting from improvement in gross profit percentages in the Wireless Infrastructure and Handset segments.  For additional discussion of our business segments see “Segment Reporting.”

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
		% Net		% Net		% Net		% Net
	2006	sales	2005	sales	2006	sales	2005	sales
			(As restated)				(As restated)
	(in thousands)
Selling, general and administrative	$80,076	13%	$86,414	15%	$246,908	14%	$297,390	14%
Research and development	46,305	8%	60,817	10%	139,310	8%	192,297	8%
Amortization of intangible assets	4,821	1%	6,643	1%	14,567	1%	20,391	1%
Gain on the sale of semiconductor design assets	(12,291)	(2)%	—	0%	(12,291)	(1)%	—	0%
Impairment of long-lived assets	—	0%	218,094	37%	—	0%	218,094	10%
Restructuring costs	—	0%	3,378	0%	—	0%	18,505	1%
In-process research and development	—	0%	—	0%	—	0%	660	0%
Total operating expenses	$118,911	20%	$375,346	63%	$388,494	22%	$747,337	34%

Selling, general and administrative expenses (“SG&A”) include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. Research and development expenses consist primarily of compensation and benefits of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. We believe that continued and prudent investment in research and development is critical to our long-term success, and will aggressively evaluate appropriate investment levels.  A portion of our costs are fixed and are difficult to quickly reduce in periods of lower sales.

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended September 30, 2006 and 2005

Selling, general and administrative expenses decreased $6.3 million during the three months ended September 30, 2006 compared to the same period in 2005.  The decrease in SG&A expenses was primarily due to a $14.7 million decrease in our provision for doubtful accounts compared to the same period in 2005.  Days sales outstanding was 64 days at September 30, 2006 as compared to 86 days at September 30, 2005.  The shorter days sales outstanding and resulting decrease in provision for doubtful accounts was the result of improved cash collections in the three months ended September 30, 2006 relative to the comparable period in 2005.  In addition, there were reductions in expenses due to expense controls.  These cost savings were partially offset by a value added tax expense of $7.9 million resulting from an audit of our 2003 through 2005 tax years by China tax authorities.

Nine months ended September 30, 2006 and 2005.

SG&A expenses were $246.9 million and $297.4 million in the nine months ended September 30, 2006 and 2005, respectively.  SG&A expenses as a percentage of net sales were 14% and 14% for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in SG&A expenses was primarily due to a $45.1 million decrease in our provision for doubtful accounts compared to the same period in 2005 resulting from cash collections on previously reserved receivables in China.  Days sales outstanding was 69 days at September 30, 2006 as compared to 95 days at September 30, 2005.  The shorter days sales outstanding and resulting decrease in provision for doubtful accounts was the result of improved cash collections in the nine months ended September 30, 2006 relative to the comparable period in 2005.  In addition, there were reductions in expenses due to expense controls.  These cost savings was partially offset by a value added tax expense of $7.9 million resulting from an audit of our 2003 through 2005 tax years by China tax authorities.

RESEARCH AND DEVELOPMENT

Three months ended September 30, 2006 and 2005

Research and development (“R&D”) expenses were $46.3 million, or 8% of net sales, in the three months ended September 30, 2006, compared to $60.8 million, or 10% of net sales in the corresponding period of 2005.  The decrease of $14.5 million in absolute dollars of R&D expenses can be primarily attributed to the decreased headcount of approximately 778 employees resulting from restructuring activities and the transfer of engineers as part of the sale of ACD.  Personnel related expenses decreased by $3.9 million and equipment, facility and depreciation cost decreased by $8.2 million as a result of restructuring and write down of R&D equipment.

Nine months ended September 30, 2006, and 2005

R&D expenses were $139.3 million and $192.3 million, or 8% and 8% of net sales, in the nine months ended September 30, 2006 and 2005, respectively.  In absolute dollars, R&D expenses decreased by $53.0 million, primarily due to a decrease in equipment, facility and depreciation costs of $25.0 million as a result of restructuring and write-down of R&D equipment.  Also, there was a decrease in personnel expenses, including payroll, payroll taxes and benefits totaling $13.8 million resulting from the decreased headcount as described above.  In addition, the decrease in R&D expenses also can be attributed to a $7.1 million cost savings resulting from a decreased use of consultants.

AMORTIZATION OF INTANGIBLE ASSETS

Three and nine months ended September 30, 2006 and 2005

Amortization of intangible assets expenses was $4.8 million and $6.6 million, or 1% and 1% of net sales, in the three months ended September 30, 2006 and 2005, respectively.  Amortization of intangible assets expenses were $14.6 million and $20.4 million, or 1% and 1% of net sales in the nine months ended September 30, 2006 and 2005, as restated, respectively.  The decrease in the amortization of intangible assets for the three and nine months ended September 30, 2006 was due to several intangible assets being fully amortized during the preceding twelve months.

GAIN ON SALE OF SEMICONDUCTOR DESIGN ASSETS

Three months and nine months ended September 30, 2006

In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design operations, including the assets related to the prior acquisition of Advanced Communications Devices Corporation to Marvell Technology Group Ltd.  We recognized a $12.3 million gain on sale of these assets in the third quarter of 2006 upon achieving the defined milestones.

ASSET IMPAIRMENT

Three and nine months ended September 30, 2006 and 2005

In the third quarter of 2005, we determined that certain circumstances had changed sufficiently to indicate that the fair value of certain of our reporting units may be below their book values. As a result, we conducted an evaluation of our long-lived assets including goodwill, intangible assets, and certain property plant and equipment for impairment and recorded impairment charges.

Intangible assets classified as goodwill and those with indefinite lives are not amortized. Intangible assets with determinable lives are amortized over their estimated useful lives. We perform an annual impairment test of our goodwill as of November 1st of each year. We also test for impairment between annual tests if a “triggering” event occurs that may have the effect of reducing the fair value of a reporting unit below their respective carrying values. When conducting the goodwill impairment analysis, we calculate impairment charges based on the two-step test prescribed in SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) and using the estimated fair value of the respective reporting units. We use the present value of future cash flows from the respective reporting units to determine the estimated fair value of the reporting unit and the implied fair value of goodwill. We also test long-lived assets in all of our asset groups for potential impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long- lived Assets.” Our long-lived assets are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

Based on the impairment assessment noted above, a goodwill impairment charge of $192.9 million was estimated and recorded during the three months ended September 30, 2005 to write off the full value of goodwill for the Wireless, Broadband, Handsets and PCD business units. The second step of the goodwill impairment test for Broadband and Handsets segments was completed in the third quarter and for the Wireless and PCD units was performed in the fourth quarter of 2005, which reaffirmed the estimate from the third quarter that the goodwill was fully impaired. As such, there was no adjustment from the amount previously recorded.

Long-lived Assets:

We also tested our long-lived assets in all of our asset groups for potential impairment during the third quarter of 2005 in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Based on this analysis, we determined that the undiscounted expected future cash flows for the broadband and handset asset groups were less than the carrying value of the net assets.

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

In addition, we determined that the fair value of technology-related intangible assets within the Handset asset group as calculated using the discounted future cash flows was less than the carrying value of the net assets and as such, we recorded a net asset write-off of $1.7 million.

The following table summarizes the impairment charges incurred during 2005:

	Goodwill Impairment	Intangible Impairment	PP&E Impairment	Total
	(in thousands)
Handsets	$89,337	$1,678	$9,417	$100,432
Wireless	55,670	—	—	55,670
PCD	24,712	—	—	24,712
Broadband	23,210	—	14,070	37,280
Total	$192,929	$1,678	$23,487	$218,094

There were no asset impairment charges recorded during the nine months ended September 30, 2006.

IN-PROCESS RESEARCH AND DEVELOPMENT

Nine months ended September 30, 2006 and 2005

The $0.7 million charges to in-process research and development (“IPR&D”) for the nine months ended September 30, 2005,  were related to our acquisition of Pedestal Networks.  All charges to IPR&D were based, in part, upon independent valuations.  In assessing IPR&D projects, we considered key product characteristics including each product’s development stage at the acquisition date, each product’s life cycle and each product’s future prospects.  We also considered the rate at which technology changes in the relevant industry, the industry’s competitive environment and the economic market outlook.  There have been no IPR&D costs in 2006.

RESTRUCTURING

Three and nine months ended September 30, 2006 and 2005

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

During the nine months ended September 30, 2005, the Company incurred approximately $18.5 million in operating expenses in relation to the restructuring plan actions, primarily consisting of $9.8 million related to severance payments and $8.7 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products.  Included in the restructuring costs of $18.5 million were non-cash charges of $7.6 million in asset impairments.  We made cash payments of $10.5 million for severance and other benefits, and $1.1 million of accrued expenses.  As part of the restructuring plan, during the nine months ended September 30, 2005 we recorded $5.5 million in inventory write-off which is associated with discontinued products.  Restructuring expense related to the inventory write-off is included in cost of sales in the consolidated statements of operations.

During the fourth quarter of 2005, we incurred an additional $11.2 million in operating expenses in relation to the restructuring plans.  As of December 31, 2005, approximately $1.2 million remained unpaid in accrued expenses, and as of September 30, 2006, approximately $0.3 million remained unpaid, primarily relating to remaining lease termination expenses. There was no restructuring cost recorded during the nine months ended September 30, 2006.

INTEREST INCOME

Three months ended September 30, 2006 and 2005

Interest income was $3.2 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively.  Interest income was generated from cash and short-term investment balances were higher in the three months ended September 30, 2006 as compared to the corresponding period of 2005.  The average interest rate on investments was 2.16% at September 30, 2006, an increase of 39% compared with the average interest rate of 1.55% at September 30, 2005.

Nine months ended September 30, 2006 and 2005

Interest income was $10.7 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively.  Interest income was generated from cash and short-term investment balances were higher in the nine months ended September 30, 2006 as compared to the corresponding period of 2005.  The average interest rate on investments was 2.16% at September 30, 2006, an increase of 39% compared with the average interest rate 1.55% at September 30, 2005.

INTEREST EXPENSE

Three months ended September 30, 2006 and 2005

Interest expense was $2.6 million and $3.9 million for the three months ended September 30, 2006 and 2005, respectively.  The decrease in interest expense for the three months ended September 30, 2006 was attributable to the decrease in short-term debt, which declined from approximately $226.4 million as of September 30, 2005 to approximately $105.0 million as of September 30, 2006.

Nine months ended September 30, 2006 and 2005

Interest expense was $9.3 million and $12.9 million for the nine months ended September 30, 2006 and 2005, respectively.  The decrease in interest expense for the nine months ended September 30, 2006 was attributable to a decrease in short-term borrowings.

GAIN ON EXTINGUISHMENT OF DEBT

Three and nine months ended September 30, 2006 and 2005

Gain on extinguishment of debt, net of write-off of unamortized issuance expenses, was $20.3 million and $31.4 million for the three and nine months ended September 30, 2005, respectively.  In June 2005, 1,482,000 shares of our common stock with a fair value of approximately $10.6 million and approximately $15.8 million in cash were exchanged for $38.0 million aggregate principal amount of our outstanding  convertible subordinated notes due 2008.  In the third quarter of 2005, we completed four additional exchanges wherein we exchanged a total of 3,506,100 shares of our common stock with a fair value of approximately $27.0 million and approximately $41.4 million in cash for $89.9 million aggregate principal amount of our Notes.  There was no extinguishment of debt during the nine months ended September 30, 2006.

OTHER INCOME (EXPENSES)

Three months ended September 30, 2006 and 2005

Net other income was $1.8 million and $7.4 million for the three months ended September 30, 2006 and 2005, respectively.  Net other income for the three months ended September 30, 2006 primarily consisted of dividend income of $1.0 million.  Net other income for the three months ended September 30, 2005 primarily consisted of foreign exchange gains of $7.3 million.  The foreign exchange gains were primarily the result of gains for the company’s China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated short-term debt and payables, offset by a loss attributed to the appreciation of the US dollar on Japanese Yen denominated cash and accounts receivable.

Nine months ended September 30, 2006 and 2005

Net other income was $12.3 million for the nine months ended September 30, 2006 and net other expense was $1.7 million for the nine months ended September 30, 2005.  Net other income for the nine months ended September 30, 2006 primarily consisted of gains from foreign exchange of $6.1 million, a $2.5 million gain on sale of assets to Cellon and dividend income of $1.7 million.  Net other income for the nine months ended September 30, 2005 primarily consisted of a $6.0 million consumption tax refund in Japan offset by a foreign exchange loss of $7.3 million.

INCOME TAX EXPENSE

Income tax expense is based upon a blended effective tax rate based upon our expectation of the amount of income to be earned in each tax jurisdiction and is accounted under the liability method.  Deferred income taxes are recognized for the differences between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  We will maintain a full valuation allowance on our net deferred tax assets in China, the United States, and other countries until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable.  Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal.

We are subject to income taxes in both the United States and numerous foreign jurisdictions.  Significant judgment is required in evaluating our tax positions and determining our provision for income taxes.  During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.  We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due.  These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities.  We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit.  The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.  In the fourth quarter of 2006, we recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. (“HUTS”) and Hangzhou UTStarcom Telecom Co., Ltd (“HSTC”), two of our subsidiaries in China and the acceptance of our tax holiday for HSTC.

Our  tax returns for the 2003, 2004 and 2005 tax years are currently under audit by the Internal Revenue Service.  We are also under audit by China tax authorities on a recurring basis.  We provide tax reserves for federal, state and international exposures relating to audit results, tax planning initiatives and compliance responsibilities.  The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.  Although the outcome of these tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made as a result of these reviews.  If actual outcomes differ materially from these estimates, they could have a material impact on our results of operations.

Three months ended September 30, 2006 and 2005

Income tax expense was $1.5 million and $125.2 million for the three months ended September 30, 2006 and 2005, respectively.  There are two primary reasons why the Company has tax expense while the Company has pretax losses.  First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized.  Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable.  Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.  As of September 30, 2005, we did not believe it was more likely than not that we would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets.  As a result of the review undertaken at September 30, 2005, we concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets which the cumulative losses weigh heavily in the overall assessment.  Accordingly, we recorded a $116.6 million non-cash charge at September 30, 2005 in the United States and China.

Nine months ended September 30, 2006 and 2005

Income tax expense was $9.0 million and $134.0 million for the nine months ended September 30, 2006 and 2005, respectively.  In the nine months ended September 30, 2005 we recorded a $116.6 million non-cash charge to provide a full valuation allowance on our remaining net deferred tax assets at September 30, 2005 in the United States and China.

EQUITY IN NET LOSS OF AFFILIATED COMPANIES

Three and nine months ended September 30, 2006 and 2005

Equity in net loss of affiliated companies was $0.8 million and $1.8 million for the three and nine months ended September 30, 2005, respectively.  The loss in both periods was primarily attributable to the loss recognized from our joint venture investments with Matsushita Communication Industrial Co., Ltd., and Matsushita Electronic Industrial Co., Ltd.  There was no equity net loss of affiliated companies during the three and nine months ended September 30, 2006 as business operations have been terminated.

SEGMENT REPORTING

As of September 30, 2006, we managed our business on the basis of four operating segments, namely Network Solutions, PCD, Handsets and Service.  The Network Solutions operating unit provides its products and services through two reporting segments; Broadband Infrastructure and Wireless Infrastructure.  Each reporting segment and operating unit is responsible for managing its own performance.

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

Summarized below are our segment sales revenue and gross profit for the three and nine months ended September 30, 2006 and 2005, respectively.

Network Solutions

Broadband Infrastructure

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Sales	$50,754	$31,018	$152,774	$414,148
Gross profit	$(837)	$(13,875)	$27,138	$166,958
Gross profit as a percentage of sales	(2)%	(45)%	18%	40%

Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 50% and 35% of total broadband sales during the three months ended September 30, 2006 and 2005, respectively, and 66% and 90% during the nine months ended September 30, 2006 and 2005, respectively.  Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.

Net sales from the Broadband Infrastructure segment increased $19.7 million for the three months ended September 30, 2006 as compared to the same quarter in 2005.  The increase is primarily due to an $8.5 million order cancellation fee included in revenue for the three months ended September 30, 2006, and expected fluctuations resulting from customer concentration.

Gross profit during the three months ended September 30, 2006 improved to negative 2% compared with a negative gross profit of 45% during the three months ended September 30, 2005.  The gross profit for the three months ended September 30, 2006 of negative 2% was positively impacted by $8.5 million of order cancellation fees, and negatively impacted by additional warranty reserves of $4.7 million for the NetRing and GEPON equipment sold to Softbank during 2003 and 2004.  Our Broadband Infrastructure operating segment reported a negative gross margin of 45% during the three months ended September 30, 2005, primarily due to recognizing $4.9 million of additional warranty expense relating to sales made principally in Japan in prior quarters of three products where quality issues were encountered.  We also had a $4.0 million increase in our overall estimated warranty liability for Broadband Infrastructure products in this three month period based on the results of an analysis of warranty costs incurred.

Broadband Infrastructure net sales during the nine months ended September 30, 2005, included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for the iAN8000 product in 2005.  Included in Broadband Infrastructure sales for the nine months ended September 30, 2006 are order cancellation fees of $31.2 million and included in cost of sales is a $4.4 million inventory write-down.

Wireless Infrastructure

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Sales	$110,299	$77,586	$331,997	$310,708
Gross profit	$54,217	$16,332	$158,835	$77,661
Gross profit as a percentage of sales	49%	21%	48%	25%

During the three months ended September 30, 2006, sales of Wireless Infrastructure products increased by 42% compared to the same period in 2005.  PAS systems sales increased 26% during the three months ended September 30, 2006 and comprised approximately 85% of our Wireless Infrastructure sales for the three months ended September 30, 2006 compared to 95% during the same period ended September 30, 2005.  The increase in PAS systems sales was primarily due to the deferral and subsequent amortization of revenues as noted in our China sales investigation.  Certain contracts we signed with customers in prior years included terms requiring us to defer such revenues and then recognize them ratably in subsequent years over the period we are obligated to provide the post contract support (For more information regarding the China sales investigation, see “Restatement of Consolidated Financial Statements” in Item 2 of this Form 10-Q).  The shift in timing of the revenue recognition for these contracts offset decreases in sales due to maturity of our PAS system product lines.  Sales of products other than PAS systems, including our Moving Media 2000 and Moving Media 6000 products, comprised the remaining 15% of sales during the three months ended September 30, 2006.

During the nine months ended September 30, 2006, Wireless Infrastructure sales increased by 7% compared to the same period in 2005.  The increase is primarily due to the deferral and subsequent amortization of revenues as noted in our China sales investigation, and (i) the increase in sales of other products including Moving Media 2000 and Moving Media 6000; and (ii) the deferral and subsequent amortization of certain long-term contracts as noted above offsetting most of the decline of PAS system sales.  Worldwide PAS system sales decreased by 5% and comprised approximately 84% of our Wireless Infrastructure sales for the nine months ended September 30, 2006 compared to 95% during the same period ended September 30, 2005.  Excluding amortization of long-term contracts, new sales in China have declined continuously since late 2004 as carriers have transitioned from new system installations to system expansions as PAS/iPAS systems reach product maturity.

We anticipate moderate declines in PAS system spending.  We plan to aggressively pursue opportunities for our other technology products in multiple markets, though we do not anticipate that these sales will fully offset the decline in PAS sales over the next twelve months.

Gross profit as a percentage of sales increased by 28 percentage points in the three months ended September 30, 2006, as compared to the corresponding quarter in 2005 due to a number of factors including: (i) the margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management and product quality resulting in a decrease in excess/slow moving inventory write-downs ; and (iii) a decrease in component material costs.

Gross profit as a percentage of sales increased by 23 percentage points in the nine months ended September 30, 2006, as compared to the corresponding nine months in 2005 due to a number of factors, including: (i) the margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management and product quality resulting in a decrease in excess inventory write-downs and scrap as compared with the comparable 2005 period; and (iii) sales of voice and data networks software totaling $14.7 million in 2006 which typically have gross margins of approximately 90%.

PCD

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(in thousands)
Sales	$328,701	$363,637	$917,943	$1,021,452
Gross profit	$(7,057)	$13,199	$19,653	$42,881
Gross profit as a percentage of sales	(2)%	4%	2%	4%

Revenue for the PCD segment decreased 10% during the three months ended September 30, 2006 as compared to the same quarter in 2005.  The decrease in revenue was the result of a 17% decrease in the number of units sold, offset partially by an increase in the overall average selling price.  The number of units sold during the three months ended September 30, 2006 of 1.7 million reflected a decrease of approximately 375,000 units from the comparable period in 2005.  Partially offsetting the effect of the decrease in units sold was a 10% increase in the average sales price per unit.

Historically, PCD has relied upon a limited number of manufacturers to supply its handset products.  During the three and nine months ended September 30, 2006, sales of UTStarcom branded devices increased to approximately 14% and 13%, respectively, from zero in the same periods last year.  In addition, three other vendors combined to account for approximately 72% and 77% of handset products sold during the three and nine months ended September 30, 2006, respectively.

Gross profit as a percentage of sales decreased to  negative 2% and positive 2% of net sales for the three and nine months ended September 30, 2006, respectively compared with 4% of net sales for the  same periods in 2005.  The decreased gross profit in 2006 was primarily due to inventory write-down to market for certain slow moving models purchased in Q3 2006 in connection with the Strategic Alliance Agreement entered into with Pantech & Curitel Communications, Inc. on September 25, 2006.  Partially offsetting these inventory charges were higher margins on UTStarcom branded devices sold during 2006.

Handsets

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(in thousands)
Sales	$93,163	$106,294	$299,266	$378,256
Gross profit	$24,012	$13,633	$88,521	$48,972
Gross profit as a percentage of sales	26%	13%	30%	13%

Handsets sales declined 12% for the three months ended September 30, 2006 compared to the same period in 2005.  Nearly all our handset sales are in China, where we have experienced a decline in volume for our PAS handsets, partially offset by an increase in the per-unit average price.  The units sold declined to 1.7 million compared to 2.1 million in the comparable period last year.  The 20% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth as service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology networks.

The decline in revenue resulting from the decrease in units sold was partially offset by an increase in the average selling price per unit.  The average selling price per unit improved due to a shift in product mix to sales of higher-end models, including our new PAS/GSM dual mode model.  This shift in product mix more than offset declining prices of other models due to competitive pricing pressures in the PAS market, which we have experienced in the China telecommunications market since the latter part of 2003.  We expect to see cumulative PAS subscriber growth at lower rates in future periods.

Handset sales declined 21% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  As noted above, the decrease in net sales was primarily attributable to declining volume in the China telecommunications market.  Unit sales declined to 5.8 million for the nine months ended September 30, 2006 compared to 8.1 million units in the prior year.  The average selling price per unit remained relatively stable due to the offset of competitive pricing pressures in the PAS market with a shift in product mix to sales of higher end models including our new dual mode model.

Gross profit as a percentage of sales for our handsets segment increased by 13% in the three months ended September 30, 2006, as compared to the corresponding quarter in 2005.  A significant portion of the improvement in the gross profit percentage relates to shifting most of our products to the use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit.  Additionally, we have had a shift in product mix towards higher margin products such as our PAS/GSM dual mode and ultra-thin high-end PAS handsets.  Additional factors leading to the improvement in gross profit is a reduction in variances and overhead.

Gross profit as a percentage of sales for our handsets segment increased by 17% in the nine months ended September 30, 2006, as compared to the corresponding nine months in 2005.  A portion of the improvement in the gross profit percentage relates to shifting most of our products to the use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit.  Additionally, we have had a shift in product mix towards higher margin products such as our PAS/GSM dual mode and ultra-thin high-end PAS handsets.  Additional factors leading to the improvement in gross profit are a reduction in variances and warranty costs.

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

Service

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
	(in thousands)
Sales	$17,982	$18,900	$52,426	$65,454
Gross profit	$4,466	$8,598	$13,395	$36,709
Gross profit as a percentage of sales	25%	45%	26%	56%

Our Service segment’s revenue decreased by $0.9 million for the three months ended September 30, 2006 as compared to the corresponding quarter last year.  Included in service revenue during the three months ended September 30, 2006 is revenue of $4.1 million related to support and service performed for Softbank affiliates compared to $2.1 million during the same period in 2005.

During the nine months ended September 30, 2006, we focused on the revenue opportunities with respect to support in China.  Approximately 477 employees previously providing sales and support services were shifted towards generating revenue from support arrangements, resulting in additional cost of goods sold for the three and nine months ended September 30, 2006 of $4.1 million and $11.0 million, respectively, with a related decrease in the gross profit as a percentages of sales and a corresponding decrease to operating expenses.  Additionally, revenues of $2.1 million and $7.5 million from Wireless Infrastructure and $0.1 million and $0.5 million from Broadband Infrastructure segment sales in China were allocated to the Service segment during the three and nine months ended September 30, 2006, respectively.  The allocation was made on certain completed contracts for which the service element was not separately priced.

Our Service segment revenue declined by $13.0 million, or 20%, for the nine months ended September 30, 2006 as compared to the corresponding period last year.  The Service segments revenue for the nine months ended September 30, 2006 included $10.7 million of revenue associated with services performed for Softbank and affiliates compared to $21.1 million during the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2006

Net cash provided by operating activities for the nine months ended September 30, 2006 was $18.1 million.  Operating cash was affected by changes in accounts receivable and customer advances, and offset by the net loss as well as changes in inventories and other current liabilities.

The $105.5 million decrease in accounts receivable was attributable to a decline in sales preceding the end of the September 30, 2006 quarter as compared to sales preceding December 31, 2005.  Days sales outstanding, when calculated using the preceding quarterly sales, decreased to 69 days at September 30, 2006 as compared to 95 days at September 30, 2005 as a result of improved cash collections.

Customer advances increased by $61.8 million for the nine months ended September 30, 2006, primarily due to a longer construction and testing period for the IPAS market.  Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance.  Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded.

The decrease in other current liabilities is primarily the result of a decrease in other taxes payable of approximately $13.5 million, a decrease in warranty liabilities of $11.8 million, a decrease in accrued contract costs, which relate to purchase of goods and services for which invoices have not been received of approximately $9.1 million and a decrease of approximately $24.7 million in other liabilities.

Non-cash charges for the nine months ended September 30, 2006 included $51.5 million of depreciation and amortization, and a $13.1 million of stock-based compensation expense.  In addition, a $12.3 million gain was recognized from the sale of semiconductor design assets to Marvell Technology Group, Ltd. during the nine months ended September 30, 2006.

2005

Net cash provided by operating activities for the nine months ended September 30, 2005, was $83.6 million.  Operating cash was primarily affected by changes in accounts receivable, inventory, and current and non-current assets, offset by changes in customer advances, income tax payable and accounts payable.

The $202.7 million reduction in accounts receivable was primarily attributable to the stronger collections in the third quarter of 2005, and offset by the incremental sales and related receivables from PCD.  Days sales outstanding was 140 days, excluding PCD, at September 30, 2005 as compared to 83 days at September 30, 2004.  Days sales outstanding was 95 days including PCD at September 30, 2005.  The longer days sales outstanding is a direct result of longer collection cycles in China due to the slow-down in the telecommunication industry which has necessitated a corresponding increase in the provision for doubtful accounts.

The decreases in inventory balance of $116.0 million and other assets of $85.0 million have contributed to our increase in operating cash.

Customer advances decreased by $164.8 million and income tax payable decreased by $118.6 million for the nine months ended September 30, 2005.  In addition, accounts payable decreased by $120.5 million.  All of these factors contributed to a decrease in operating cash.  Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance.  Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales are recorded.

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

Non-cash charges for the nine months ended September 30, 2005 included a change of $192.4 million in deferred income taxes as a result of recording the valuation allowance, a $218.1 million asset impairment charge, $78.5 million of depreciation and amortization, a $38.1 million provision for doubtful accounts and a $14.6 million provision for deferred costs, excluding $5.5 million write-off of inventory associated with the Restructuring.  In the nine months ended September 30, 2005, we recorded a $31.4 million non-cash gain on extinguishment of debt which offsets activities that increase operating cash.

Investing Activities

2006

 Net cash provided by investing activities for the nine months ended September 30, 2006 totaled $32.6 million.  Cash inflows from investing activities included $20.0 million received from the sale of the semiconductor design business division to Marvell Technology Group, Ltd., $42.1 million of proceeds of the sale of short-term investments and $26.5 million in changes to restricted cash.  Cash outflows for investing activities, including $17.2 million of additions to property, plant and equipment, and $40.2 million of purchases of short-term investments.

2005

Net cash provided by investing activities for the nine months ended September 30, 2005, totaling $32.5 million was primarily due to $121.2 million of net proceeds from the purchase and sale of short-term investments.  The cash outflow was principally attributable to $24.3 million related to our acquisitions of Giga Telecom, Inc. in the first quarter of 2005, and Pedestal Networks in the second quarter 2005, and $60.9 million in purchases of property, plant and equipment.

Financing Activities

2006

Net cash used in financing activities was $96.4 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowings of $96.0 million.

2005

Net cash used in financing activities was $182.8 million for the nine months ended September 30, 2005.  This was primarily due to the net repayment of borrowing of $131.8 million and $57.1 million cash payment in conjunction with an early debt extinguishment.

Liquidity

We reported net losses in each quarter in the period beginning April 1, 2005 and continuing through September 30, 2006, which have resulted in an accumulated deficit of $452.2 million and total stockholders’ equity being reduced to $789.3 million at September 30, 2006. Additionally, at September 30, 2006, we had short-term debt in China under lines of credit to our China subsidiaries of $105.0 million maturing in 2007 and long-term debt outside of China in the form of 7/8% convertible subordinated notes with a principal balance of $274.6 million that matures in March 2008.

Our working capital was $815.6 million and $811.8 million at September 30, 2006 and 2005, respectively, and included cash on hand of $604.4 million and $496.1 million and short term investments of $12.3 million in and $15.1 million, respectively in 2006 and 2005.  Planned capital expenditures include an increase in the level of our capital expenditures in China in 2007 by approximately $40 million to support wire line telephone carriers in China who utilize our products and services to provide television service to their customers using the IPTV protocol.

Credit facilities in China at September 30, 2006 totaled $789.5 million, with $498.5 million of this amount available for working capital purposes, of which we had drawn $105.0 million in outstanding borrowings, with interest rates up to 5.02%, and $291.0 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007.  We believe that based upon our recent financial performance and financial position our lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, we believe the amounts of credit our lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

As of September 30, 2007 our outstanding borrowings under the credit facilities in China total $140.1 million, with interest rates of up to 6.67%, with varying maturity dates through September 2008. The Company’s practice in China is to draw new loans under the credit facilities prior to either the maturity of our borrowings or expiration of our facilities to ensure we maintain adequate liquidity to re-pay the existing borrowings at maturity, or to effectively lengthen the credit facility period to the latest maturity date of the underlying borrowings.

Of our total cash and short-term investments at September 30, 2006 of $616.7 million, a total of $455.4 million is held in China. To meet liquidity needs outside of China, our subsidiaries in China have the ability to transfer cash to the Company in the United States under China’s current exchange control regulations. The amount of cash available for transfer from the China subsidiaries is limited both by liquidity needs of the subsidiaries in China and by Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. We believed the China subsidiaries could freely transfer at least $200 million as of December 31, 2006, and during the nine months ended September 30, 2007 our China subsidiaries have made such transfers of funds out of China to the Company totaling $150 million.

Although management believes we now have a sufficient amount of cash resources to finance our anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to repay the convertible notes due on March 1, 2008. Management’s liquidity plans include a partial or complete refinancing of the convertible notes, renewal of the lines of credit in China, transfers of more cash from its subsidiaries in China to the extent necessary, and, if needed, liquidation of certain investments and/or seeking new financing arrangements. Our ability to maintain sufficient liquidity is also dependent on achieving projected sales and operating margin forecasts.

The convertible notes were issued in March 2003 when we completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified institutional buyers. The notes are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all of our present and future senior debt. Concurrent with the issuance of the convertible notes, we entered into a convertible bond hedge and a call option transaction with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008. During 2005, we completed exchanges of approximately 5.0 million shares of our common stock and approximately $57.1 million in cash for $127.9 million aggregate principal amount of outstanding notes. As a result of the early extinguishment, we also amended the convertible bond hedge and call option transactions to reflect the change in principal amount of the underlying notes.

If an event of default were to occur and be continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. Therefore as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, because the independent review by the Governance Committee of the Company’s historic stock option accounting was not completed, after receiving a purported notice of default from the trustee asserting that the delay in filing and a failure to comply with certain covenants had caused a default under the indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including January 9, 2007, caused by a delay in filing SEC Reports and entered into a First Supplemental Indenture with the trustee, dated January 9, 2007, which provided that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007.  After receiving a notice of default from the trustee asserting that our inability to timely file SEC Reports and comply with certain covenants as of May 31, 2007 had caused a default under the indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including July 26, 2007 and entered into a Second Supplemental Indenture with the trustee, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with our consent solicitation announced July 19, 2007. The Second Supplemental Indenture provides that (i) during the period from and including July 26, 2007 to and including October 15, 2007 (“Covenant Reversion Date”), any failure by us to comply with the covenants contained in the original indenture agreement related to the required filing of reports with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date.

Under the Second Supplemental Indenture, the convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to and including July 25, 2007, and an additional 10% per annum in special interest from and after July 26, 2007 to the date the notes are paid, prepaid, redeemed, converted or otherwise cease to be outstanding. The special interest rate accruing on the notes after July 26, 2007 represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum provided by the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%. Accordingly, we will have $22.0 million of additional annual interest expense in 2007 while the convertible subordinated notes are outstanding. Payments of special interest will be made in addition to, and at the same time and in the same manner as, regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.

If additional sources of liquidity were needed, the Company would consider new debt or equity offerings or obtaining cash from asset sales, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the business, results of operations and financial position of the Company.

Our China sales are generally denominated in local currency, and we accept commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $8.5 million and $2.1 million at September 30, 2006 and December 31, 2005, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) have been met.

Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition, results of operations and cash flows. We have contracts negotiated in Japanese Yen and we maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at December 31, 2006 was approximately $13.1 million.

On August 1, 2005, we entered into a 364-day $100.0 million committed receivables purchase facility with a financial institution. In March 2007, the agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the financial institution. The agreement was also extended to the earlier of (i) March 28, 2008 or (ii) upon 90 days written notice by the financial institution. Pursuant to the terms of the receivable purchase facility, we may sell certain receivables arising from the sale of telecommunications equipment to this financial institution. No receivables had been sold pursuant to this arrangement.

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

On March 16, 2007, China’s top legislature, the National People’s Congress, passed the China Corporate Income Tax Law (“CIT Law”).  CIT Law will be effective on January 1, 2008.  Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) would be effectively replaced by a unified system.  The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which are generally available to FIEs.  The tax holidays/incentives for FIEs were applicable or potentially applicable to

CUTS, HUTS, HSTC and UTSC, our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises.  For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years.  Significant regulations regarding the interpretation and implementation of the new tax law are still pending.  There is potential risk that our subsidiaries may not qualify for the reduced 15% tax rate.  Therefore, the new law may have an adverse impact on our future tax expense in China.

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

Off Balance Sheet Arrangements

On August 1, 2005, we entered into a committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment.  Sales of the accounts receivables to Citibank, N.A. under this program will result in a reduction of total accounts receivable in our consolidated balance sheet.  The remaining accounts receivables not sold to Citibank, N.A. will be carried at their net realizable value, including an allowance for doubtful accounts.  We have not sold any receivables pursuant to this facility during 2005 or the first nine months of 2006.  We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs.  Under the program, we will continue to service the accounts receivable.

At September 30, 2006, we have no other off balance sheet arrangements.

Contractual Obligations and Other Commitments

Our obligations under contractual obligations and commercial commitments are as follows:

	Payments due by period
		Less than
	Total	1 year	1-3 years	3-5 years	over 5 years
	(in thousands)
Contractual Obligations
Bank loans	$105,010	$105,010	$—	$—	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—	$—
Interest payable on debt	$37,850	$23,940	$13,910	$—	$—
Lease obligations	$41,991	$16,467	$19,949	$3,609	$1,966
Other Commercial Commitments
Letters of credit	$53,281	$49,640	$3,641	$—	$—
Purchase commitments	$730,216	$663,560	$66,656	$—	$—

Bank Loans

At September 30, 2006, we had loans with various banks totaling $105.0 million and each with interest rate to 5.02% per annum.  These bank loans mature within twelve months and are included in short-term debt.  There are no significant covenants associated with these loans.

Convertible Subordinated Notes

Our convertible subordinated notes, due March 1, 2008, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007.  The convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture providing that the convertible subordinated notes will accrue an additional 10% per annum in special interest from and after July 26, 2007 to the March 31, 2008 maturity date of the notes unless the notes are earlier repurchased or converted.  The special interest rate represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture.  As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%.  Interest is payable semiannually on March 1 and September 1, and payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.  For more information regarding the notice of default on May 31, 2007 and the Company’s Second Supplemental Indenture see the “Liquidity” section of this Quarterly Report.

Operating Leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through 2013.

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition.  As of September 30, 2006, total purchase commitments,  including cancelable and non-cancelable purchase orders, approximated $730 million. Additionally, we have agreed to purchase from Marvell certain chip-sets that will be included in our PAS handsets through 2011.

Investment commitments

As of September 30, 2006, we had invested a total of $2.6 million in Global Asia Partners L.P. that is recorded as a long-term investment.  The fund size is anticipated to be $10.0 million and the fund was formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia.  We had a commitment to invest up to a maximum of $5.0 million.  As the result of a reorganization of capital contributions by the partners, reached in April 2005, our capital contribution of $0.5 million in April 2005 was the final capital contribution to be made.  In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions.  There were no cash distributions during the three or nine months ended September 30, 2006 or 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 24, “Recent Accounting Pronouncements”, of Notes to Condensed Consolidated Financial Statement in Item 1 of this Quarterly Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at September 30, 2006:

(in thousands, except interest rates)
Cash and cash equivalents	$604,410
Average interest rate	2.04%

Restricted cash	$23,835
Average interest rate	4.83%

Short-term investments	$12,330
Average interest rate	1.74%

Restricted cash long-term	$3,640
Average interest rate	4.93%

Total cash, cash equivalents and investment securities	$644,215
Average interest rate	2.16%

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

Debt Investment Risk:

Our debt investment portfolio consists of a $2.4 million note receivable from BB Modem, an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003.  Our loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to us over a 42-month period, with a substantial portion of the principal amount of the loan repaid during the last 16 months of this period.  Our recourse for nonpayment of the loan is limited to the assets of BB Modem, the account into which subscriber payments are made and its rights under the securitization transaction documents.  The value of BB Modem’s modems that serve as collateral for the loan may decrease over time and may not be sufficient upon sale to pay the outstanding amounts on the loan.  The note receivable was paid in full in January 2007.

Foreign Exchange Rate Risk:

We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen.  Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China.  Although the impact of currency fluctuations of Renminbi to date has been slight, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations.  The balance of cash and short-term investment balance held in China was $455.4 million at September 30, 2006.  In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar.  Additionally, during 2005 and the first nine months of 2006 we made significant sales in both Japanese Yen and in Euros.  We maintain Japanese Yen bank accounts for purchasing portions of our inventories and supplies.

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

We have performed a sensitivity analysis as of September 30, 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant.  The analysis covers all of our foreign currency contracts offset by the underlying exposures.  The foreign currency exchange rates used were based on market rates in effect at September 30, 2006.  The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign exchange financial instruments of $4.3 million at September 30, 2006.

ITEM 4—CONTROLS AND PROCEDURES

Governance Committee Review of Historical Stock Option Accounting

In November 2006, UTStarcom, Inc. (“UTStarcom” or the “Company”) announced it was conducting a voluntary review of historical stock option practices under the leadership of the Nominating and Corporate Governance Committee of the Company’s Board of Directors (“Governance Committee”) following a preliminary review by management which identified potential deficiencies and discrepancies in the documentation of stock option grants. The review considered all equity grant awards made in the period from February 29, 2000, shortly before the initial public offering of the Company’s Common Stock, through December 31, 2006 (“Review Period”) for compliance with the various stock-based compensation accounting standards applicable during the Review Period. Refer to Note 2, “Restatement of Financial Statements” of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) for the effect of the restatement adjustments on stock-based compensation expense, additional paid-in capital accounts, related income tax accounts, retained earnings and related financial disclosures for each of the years ended December 31 in the period 1998 through 2005. Further information concerning the Governance Committee’s review and the resulting restatements of the Company’s historical financial statements can be found in the Explanatory Note preceding Item 1, and in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, which should be read for a more complete description of this matter.

Based on its findings, the Governance Committee made various recommendations to the Board of Directors. At the Board’s direction, management has implemented and will continue to implement remedial actions, including changes to its policies and procedures and enhancements to controls, over its equity-based compensation program. Management has also considered and taken into account the impact of the findings of this review in its “Evaluation of Disclosure Controls and Procedures,” as presented below.

Audit Committee Investigation of Historical Sales in China

In July 2007, the Company announced that the Audit Committee of its Board of Directors (“Audit Committee”), with the assistance of independent counsel and forensic accountants, was conducting an independent investigation of allegations of improprieties in certain sales offices in China. The investigation considered sales contracts in each of the seven years in the period ended December 31, 2006. The Investigating Team found instances where the customer contracts that evidenced the arrangement contained obligations for the Company to deliver software upgrades when and if made available for the equipment sold for no additional consideration and for an unspecified period that could extend over the term of the contract. This additional contract obligation is an element of “post contract support”. In these cases, the Investigating Team found that contract documentation for the same transaction submitted by the sales office to the Company’s China headquarters for accounting purposes and utilized by the Company in determining the amount of revenue recognized did not include evidence of such post contract support obligations.

Refer to Note 2, “Restatement of Financial Statements” of Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) for the effect of the restatement adjustments on revenue and deferred revenue accounts, cost of sales and deferred cost accounts, related income tax accounts, retained earnings, and related financial disclosures in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and for the first two quarters of the year ended December 31, 2006. Further information concerning the Audit Committee’s investigation and the resulting restatements of the Company’s historical financial statements can be found in the Explanatory Note preceding Item 1, and in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, which should be read for a more complete description of this matter.

Based on the findings, the Audit Committee has made various recommendations to the Board of Directors. At the Board’s direction, management has implemented and will continue to implement remedial actions, including changes to its policies and procedures and enhancements to controls, over sales in China. Management has also considered and taken into account the impact of the findings of this investigation in “Management’s Annual Report on Internal Control over Financial Reporting,” as presented below.

Evaluation of Disclosure Controls and Procedures

UTStarcom maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of September 30, 2006 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as amended (the “2005 Form 10-K”), which are still in the process of remediation as well as the additional material weaknesses identified below as of September 30, 2006. Investors are directed to Item 9A of the 2005 Form 10-K for the description of previously identified weaknesses.

1.             The Company did not maintain effective controls over its accounting for and disclosure of stock-based compensation expense. Specifically, the Company did not maintain effective controls, including monitoring, to ensure the completeness, existence, valuation and presentation of stock-based compensation transactions related to the granting, pricing and accounting for certain of its stock-based compensation awards and the related financial reporting for these awards in accordance with GAAP. This control deficiency resulted in the misstatement of the stock-based compensation expense, additional paid-in capital accounts, related income tax accounts, retained earnings and related financial disclosures, and resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and the first two quarters of the year ended December 31, 2006.

2.             The Company failed to prevent or detect instances of override related to controls in China over customer agreements. Specifically, this control deficiency permitted the override of established controls in China’s western sales region, by allowing for the existence of undisclosed agreements with customers, which obligated the Company to provide products or perform certain services without the receipt of additional consideration. The existence of these agreements was not communicated to either the Company’s financial reporting function or its independent registered public accounting firm. This control deficiency resulted in adjustments to restate revenue and deferred revenue accounts, cost of sales and deferred cost accounts, related income tax accounts, retained earnings, and related financial disclosures in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and for the first two quarters of the year ended December 31, 2006.

3.             The Company did not maintain effective controls at its U.S. headquarters over its accounting for warranty reserves and associated cost of sales.  Specifically, the Company’s controls failed to adequately identify, document and analyze required supporting information to ensure the completeness, accuracy, valuation and adequacy of its warranty reserves and to ensure all related costs were recorded in the appropriate period. These processes were not always performed correctly or timely, there was inadequate management review, and calculation and/or posting errors occurred. This control deficiency resulted in adjustments, including review adjustments, to the consolidated financial statements for the quarter ended September 30, 2006 to correct warranty reserves, which are included in other current liabilities, and the associated cost of sales.

A “material weakness” is a control deficiency in internal control over financial reporting, or a combination of deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. To address these material weaknesses in internal control over financial reporting noted above, the Company performed additional analyses and other procedures (as further described below under “Management’s Further Remediation Initiatives and Interim Measures”) to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, the Company’s management believes that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Further Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described above, including changes to the overall design of its control environment and the roles and responsibilities of each functional group within the organization and the reporting structure, as well as developing policies and procedures to improve overall internal control over financial reporting. In particular, the Company has implemented during 2006, and plans to continue to implement during 2007, the specific measures described below. In addition, in connection with the September 30, 2006 quarter-end reporting process, the Company has undertaken additional measures described under the subheadings “—Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Material weakness 1 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K

Remediation Initiatives. The Company’s failure to have a sufficient complement of personnel with a level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements contributed to the Company’s failure to maintain effective controls over the financial reporting process. To remediate material weakness 1 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K, the Company has implemented the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.             General Plan for Hiring and Training of Personnel—The Company’s planned remediation measures are intended to generally address this material weakness by ensuring that the Company will have sufficient personnel with knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. The CFO, with assistance from his senior financial staff and outside consultants, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting organizational structure, including the roles and responsibilities of each functional group within the Company, to ensure that the Company has a sufficient compliment of personnel with knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. During 2006 and continuing in 2007, the Company’s activities to address and remediate the material weakness in this area reported in 2005 have included:

(a)           Hiring or appointing personnel to fill open senior financial positions necessary for an effective financial reporting organizational structure including qualified and experienced personnel for corporate, business unit, international and regional accounting; cost accounting; financial planning and analysis; revenue accounting; and tax compliance. Personnel were hired primarily into open positions at its U.S. headquarters, in China, and in the Asia-Pacific and Europe, Middle East and Africa (“EMEA”) regions. In addition, the Company hired or appointed personnel to fill open senior financial compliance and internal audit positions at its U.S. headquarters and in China and India.

(b)           Implementing, in the first quarter of 2007, a new “management by objectives” system which will be used globally to capture corporate and executive management goals and articulate them throughout the organization, and to cascade and align each employee’s goals to support corporate objectives. The goal setting, monitoring and evaluation process will incorporate capturing employee’s training and development requirements, including training to stay current with the application of GAAP and the company’s code of business conduct and ethics.

(c)           Retaining the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of the Company’s management, to supplement the Company’s existing finance personnel.

(d)           Continuing to allocate the necessary resources to hire additional finance, internal audit and compliance personnel in the U.S., China, India, and elsewhere, as necessary, with knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements.

2.             Revenue Recognition—The Company’s planned remediation measures are intended to address material weaknesses related to revenue and deferred revenue accounts and associated cost of sales that have the potential of misstating revenue, deferred revenue and associated cost of sales in future financial periods. These measures, at its U.S. headquarters and international (excluding China) locations, include the following:

(a)           Hiring and training additional experienced revenue managers and supporting staff to support the preparation and analysis of revenue recognition and deferred revenue accounts.

(b)           Enhancing the contract review process to include requiring sales, operations, finance and legal staff to provide input during the contract negotiation process to ensure timely identification and accurate accounting treatment for non-standard contracts.

(c)           Enhancing the policies, procedures and guidelines around recognizing and deferring revenue, and better defining the timing and extent of a second level of management review at its U.S. headquarters of revenue recognition for certain transactions.

(d)           Implementing additional procedures to enhance controls around recognized and deferred revenue to ensure the completeness, accuracy and validity of recognized and deferred revenue, including reviewing sales hold reports and fulfilled progress billing sales orders reports to ensure that revenue is completely recorded and a secondary review of maintenance transactions to ensure the amounts are amortized accurately.

(e)           Implementing enhancements to its Oracle financial system which improved its automated processes and controls related to revenue and deferred revenue accounting.

(f)            Increasing the level and coverage of training conducted by revenue accounting personnel related to revenue recognition, including the impact of amendments and side agreements. During the first quarter of 2006, several training seminars were conducted for various sales and services teams in North and South America. In the second quarter, additional revenue recognition training was provided to personnel in North America and training was also conducted for the EMEA sales group. In the third quarter, training was conducted in the Philippines and in the US for Caribbean and Latin American (“CALA”) based sales and services personnel. In October 2006, the Company’s key management participated in a seminar on the critical factors associated with revenue recognition. In addition, certain revenue accounting personnel attended various revenue recognition seminars through-out the year as part of their on-going training.

(g)           Expanding, in the third and fourth quarters of 2006, the number of disclosures  included in the certifications to senior management with respect to identification and communication of contract amendments, side agreements or other matters which could have a bearing on revenue recognition, as well as the number of personnel required to perform such certifications. The Company also implemented additional steps to ensure appropriate members of management have reviewed and confirmed critical information necessary to ensure proper revenue recognition accounting.

3.             Inventory Management—The Company’s planned remediation measures are intended to address material weaknesses related to inventory, deferred costs, inventory reserve accounts and cost of sales that have the potential of misstating inventory and deferred costs and expected recoverability of inventory in future financial periods. These measures include the following:

(a)           In March 2006, the Company hired an international cost accounting director and, in October 2006, the Company in China hired a director of finance, supply chain, both with relevant GAAP experience, skills and knowledge. In November 2006, the Company hired an assistant controller and a shared services manager at its U.S. headquarters whose responsibilities include overseeing the international cost accounting function. These personnel have considerable experience and training in cost accounting and utilization of the relevant Oracle financial system modules. The Company believes the addition of these personnel improves and strengthens the capabilities for the manual analyses and management review required of this function.

(b)           During the second quarter of 2006, the Company implemented enhancements to its Oracle system which will improve its ability to more effectively track inventory and evaluate deferred costs.

(c)           In the first quarter of 2007, the Company enhanced its processes and procedures related to properly tracking and confirming inventory movements to ensure the proper classification of inventory, including finished goods at customer sites, and deferred costs (and associated accounts such as Purchase Price Variances), and to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized. The revised processes include involving and obtaining detailed and timely input from business unit, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. New reports have been developed and reports and procedures will continue to be enhanced as necessary to facilitate the accuracy of accounting for these processes. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

(d)           Throughout 2006 and continuing in 2007, the Company enhanced and will continue to augment its processes and procedures related to the evaluation of its inventory reserve accounts, including the development of detailed inventory reserve reports and additional review of reserve accounts by management.

4.             Recording of Accrued Expenses—The Company’s planned remediation measures are intended to address a material weakness related to the Company’s recording of accrued expenses that has the potential of misstating accrued expenses and related income statement accounts in future financial periods. The Company’s remediation measures include the implementation in 2006 of control processes at its U.S. headquarters and in China, which included:

(a)           Enhancing the process to review open purchase orders, invoices and disbursements after the end of each quarter to ensure proper recording of accrued expenses and open purchase order commitments.

(b)           Hiring additional resources into the Company’s accounting and accounts payable functions at its U.S. headquarters and in China. In addition, in November 2006, the Company hired an assistant controller and a shared services manager at its U.S. headquarters whose responsibilities include overseeing the accounts payable and corporate accounting functions. These personnel add considerable experience and training in accounting and oversight for accounts payable and accrued expenses for the consolidated financial statements and utilization of the relevant Oracle financial system modules. The Company believes the addition of these personnel improves and strengthens the capabilities of this function.

(c)           Enhancing, in the first and second quarters of 2006, the Company’s processes and procedures related to properly tracking and reviewing open purchase orders and reviewing of subsequent receipts, invoices and disbursements after the end of each month to ensure proper recording of open purchase order commitments, accrued expenses and related income statement accounts. The Company plans to continue enhancing reports and procedures, as necessary, to facilitate the accuracy of accounting for these processes. In addition, finance management both in China and at its U.S. headquarters have committed to place increased attention on reviewing the accounting in this area.

5.             Accurate Preparation and Review of Financial Statements and Segment Reporting—The Company’s planned remediation measures are intended to address material weaknesses related to the financial close and reporting process that have the potential for preventing the accurate preparation and review of the Company’s consolidated financial statements in future financial periods. These measures include the following:

(a)           During the first nine months of 2006, the Company implemented and plans to continue to improve procedures to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment;

(b)           During the first nine months of  2006, the Company implemented and plans to continue to augment month and quarter-end closing procedures to standardize its processes for financial review to ensure that U.S. reviewers monitor financial information from decentralized locations in a consistent manner;

(c)           During the first nine months of 2006, the Company’s corporate finance department expanded and plans to continue to enhance the required reporting package from various business units and subsidiaries in order to ensure it has accumulated the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures; and

(d)           In addition, in 2006 the Company’s external reporting department expanded and plans to continue to improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

(e)           In the fourth quarter of 2006, the Company’s finance department commenced an initiative to “refresh” its finance and accounting policies and procedures. Through this initiative, which the Company expects will be ongoing throughout 2007 and beyond, the Company’s financial policies and procedures will be reviewed for completeness, accuracy and adequacy, updated and brought current, and standardized globally as necessary and appropriate. A communication plan will also be developed to ensure “refreshed” policies and procedures are publicized and understood, and appropriate employees are trained in their application, as necessary. The Company expects this initiative will form the foundation for the process to maintain and keep current its finance and accounting policies and procedures on a go-forward basis. In addition, starting in the fourth quarter of 2006, the Company commenced internal audits of, and in 2007 plans to continue to expand and increase the scope of its efforts to monitor, controls at the Company’s decentralized and remote operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

6.             Income Tax Analysis—The Company’s planned remediation measures are intended to address material weaknesses related to the calculation of its provision for income taxes that have the potential of misstating the provision for income taxes and related balance sheet accounts in future financial periods. These measures include the following:

(a)           The Company hired and trained additional experienced tax managers and supporting staff during the first nine months of 2006 to support the preparation of the Company’s income tax provision and to assist in managing audits and to monitor tax compliance in China and other foreign locations;

(b)           During the first nine months of 2006, the Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management in the analysis and calculation of its income tax provision and related balance sheet accounts. The Company plans to continue to utilize such outside consultants to assist in its analysis and calculation of such matters in future periods, as necessary; and

(c)           Throughout the first nine months of 2006, the Company developed and continues to augment a more formalized and comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

7.             Segregating duties and user access—The Company’s remediation measures are intended to address a material weakness related to the segregation of duties and user access to certain J. D. Edwards business process applications associated with the Company’s Personal Communications Division that have the potential of misstating various accounts in future financial periods. These measures include the following:

(a)           During the first quarter of 2006, the Company removed access rights from certain employees associated with inappropriate segregation of duties;

(b)           On a quarterly basis, management review and modify, as necessary, access privileges to the J. D. Edwards business process applications; and

(c)           The Company expanded its level of management oversight related to areas associated with segregation of duties and user access issues including changes to the general ledger master file, invoice terms and inventory.

Interim Measures. Management has not yet implemented and/or tested the effectiveness of all the measures described in items 1 through 7 above. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the three quarters of 2006 or subsequent to September 30, 2006 in connection with the September 30, 2006 quarter-end reporting process, address material weakness 1 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K. These other measures include the following:

1.             The Company retained on an interim basis outside consultants, other than the Company’s independent registered public accounting firm, with relevant GAAP experience, skills and knowledge, working under the supervision and direction of Company management, to assist with the September 30, 2006 quarter-end reporting process.

2.             The Company conducted an additional review of a substantial majority of its revenue-generating contracts for compliance with revenue recognition criteria. As part of this review, the Company gathered and analyzed evidence of delivery and final acceptance.

3.             The Company performed the following reviews of inventory-related matters: it reviewed consolidated revenue schedules from the quarter to determine the proper recording of cost of goods sold; it conducted a reconciliation of inventories at customer sites to outstanding contracts as of the quarter-end and analyzed inventory for recovery and potential impairment; and it conducted an analysis of inventory relating to purchase orders to identify under-recorded inventory.

4.             The Company conducted a review of the processes to record inventory reserves and a review of the manual procedures by which the Company tracks the cost of its products.

5.             The Company conducted a variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system and an extensive review of account reconciliations.

6.             The Company conducted a detailed and extensive review of the following: non-routine transactions and internal representations; financial statements, as well as certifications from decentralized locations, for accuracy; spreadsheets; and journal entries.

7.             The Company reviewed its reserves and related schedules and reported its findings to the Audit Committee.

Material weakness 2 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K

Remediation Initiatives. The Company’s failure to ensure that key management fully understood the nature and potential significance of related parties and to ensure that a robust process for the identification of related party transactions contributed to the Company’s failure to maintain effective controls over the identification of and accounting for related party relationships and related party transactions with the Company. To remediate material weakness 2 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

1.             In the fourth quarter of 2005, the Company further expanded the number of Company personnel required to certify to senior management quarterly with respect to identification, recognition and disclosure of related party transactions for SEC reporting purposes, and revised the Company’s internal certification process concerning identification, recognition and disclosure of related party transactions. The listing of personnel required to so certify to senior management is reviewed and updated each quarter as part of the Company’s disclosure procedures.

2.             During 2006, the Company conducted periodic training sessions with key managers and senior executives regarding the Code of Conduct, including the identification, recognition and disclosure of related party transactions.

3.             The Company continued to evaluate the Company’s procedures to ensure the identification, recognition and disclosure of related party transactions.

4.             The Company provided key managers and senior executives with access to legal and accounting personnel to enable such managers and executives to more accurately and comprehensively comply with the Company’s internal certification process for SEC reporting purposes.

5.             During 2006, the legal department conducted training programs for executive management and personnel in various offices, which included training on related parties.

Interim Measures. Management has not yet implemented and / or tested the effectiveness of all of the measures described. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first three quarters of 2006 or subsequent to September 30, 2006 in connection with the September 30, 2006 quarter-end reporting process are sufficient to address material weakness 2 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K. These other measures include senior executives providing new certifications regarding related party transactions.

Material weakness 3 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K

Remediation Initiatives. Lack of clarity in roles and responsibilities in certain areas affecting the Company’s financial reporting structure contributed to a material weakness relating to the monitoring of its business unit accounting functions. To remediate material weakness 3 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K, the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of  “Management’s Report on Internal Control Over Financial Reporting”—Remediation Initiatives—1. General plan for hiring and training of personnel” in Item 9A of the 2005 Form 10-K, as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

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

2.             During the first nine months of 2006, the Company implemented and plans to continue to augment month and quarter-end closing procedures to standardize its processes for financial review to ensure that U.S. reviewers monitor financial information from decentralized locations in a consistent manner.

3.             During the first nine months of 2006, the Company’s corporate finance department expanded and plans to continue to enhance the required reporting package from various business units and subsidiaries in order to ensure it has accumulated the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures.

4.             In addition, in the first nine months of 2006 the Company’s external reporting department expanded and plans to continue to improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

5.             In May 2006, the Company appointed a vice president of internal audit with relevant GAAP, audit and compliance experience, skills and knowledge. Throughout the year, the Company expanded the size of the internal audit group and the scope of the group’s responsibilities to monitor decentralized operations through reviews and audits of such business units, subsidiaries and locations.

6.             In the fourth quarter of 2006, the Company’s finance department commenced an initiative to “refresh” its finance and accounting policies and procedures. Through this initiative, which the Company expects will be ongoing throughout 2007 and beyond, the Company’s financial policies and procedures will be reviewed for completeness, accuracy and adequacy, updated and brought current, and standardized globally as necessary and appropriate. A communication plan will also be developed to ensure “refreshed” policies and procedures are publicized and understood, and appropriate employees are trained in their application, as necessary. The Company expects this initiative will form the foundation for the process to maintain and keep current its finance and accounting policies and procedures on a go-forward basis. In addition, starting in the fourth quarter of 2006, the Company commenced internal audits of, and in 2007 plans to continue to expand and increase the scope of its efforts to monitor, controls at the Company’s decentralized and remote operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

Interim Measures. Management has not yet implemented and/or tested the effectiveness of all the measures described above. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first three quarters of 2006 or subsequent to September 30, 2006 in connection with the September 30, 2006 quarter-end reporting process, address material weakness 3 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K. These other measures include the following:

1.             Senior financial staff in the Company’s U.S. headquarters did a thorough review of trial balances issued from decentralized locations.

2.             The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the September 30, 2006 quarter-end review of decentralized operations.

3.             All non-routine material transactions for decentralized locations were documented by staff in such decentralized locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

Material weakness 4 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K

Remediation Initiatives. The Company’s failure to have sufficient personnel with knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements as well as failure to prevent or detect instances of non-compliance with established policies and procedures or instances of non-compliance with laws and regulations contributed to a material weakness relating to the Company’s control environment. To remediate material weakness 4 described in “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of the 2005 Form 10-K, the Company has implemented or plans to implement the measures described under “—Material weaknesses described in item 1 of “Management’s Report on Internal Control Over Financial Reporting”—Remediation Initiatives—1. General plan for hiring and training of personnel” in Item 9A of the 2005 Form 10-K, as well as those described below. The Company will continue to evaluate and may in the future implement additional measures.

1.             During the first nine months of 2006, the Company implemented and plans to continue to augment month and quarter-end closing procedures to standardize its processes for financial review to ensure that U.S. reviewers monitor financial information from decentralized locations in a consistent manner.

2.             Further, during the first nine months of 2006, the Company’s corporate finance department expanded and plans to continue to enhance the required reporting package from various business units and subsidiaries in order to ensure it has accumulated the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures

3.             In addition, during the first nine months of 2006 the Company’s external reporting department expanded and plans to continue to improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

4.             During the second quarter of 2006, the Company launched a formal investigation at the direction of the audit committee of the Company’s Board of Directors (“Audit Committee”) to review alleged violations of the FCPA; refer to “Governmental Investigations” under Part II, Item 1, Legal Proceedings,  for additional information. Throughout the course of this investigation, the Company has taken and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In addition, in the third and fourth quarters of 2006, the Company provided training to personnel in offices in various regions including North America, Europe, and China and, in 2007, plans to continue to provide training and expand its coverage of personnel employed in other regions and countries. In addition, the Company’s internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company’s efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

a)             In addition to the specific measures described above to address this material weakness in the control environment, the Company’s planned remediation measures include the following:

i.              In November, 2006, the Company hired an assistant controller and a shared services manager at its U.S. headquarters whose responsibilities include overseeing the corporate accounting and SEC external financial reporting functions. In the first quarter of 2007, the Company hired a vice president of financial operations and a vice president of financial planning and analysis to provide additional finance personnel at its U.S. headquarters. These personnel have appropriate qualifications, considerable technical experience and training in areas including accounting and SEC reporting, and in the utilization of the Oracle financial system modules. The Company believes the addition of these personnel improves and strengthens the capabilities of this function.

ii.             In April 2007, the Company created the position of and hired a new chief ethics officer, to provide focused executive leadership in the area of corporate ethics and integrity.

iii.            The Company retained and intends to continue to retain the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of the Company’s management, to supplement the Company’s existing corporate accounting and external financial reporting personnel.

iv.            The Company will continue to hire, and has allocated resources to hire, additional finance personnel as needs arise and to replace departures, in the areas of compliance, corporate accounting, external financial reporting, internal audit, revenue accounting and tax, with relevant accounting experience, skills and knowledge in the application of GAAP.

v.             In the first quarter of 2007, the company implemented a new “management by objectives” system which will be used globally to capture corporate and executive management goals and articulate them throughout the organization, and to cascade and align each employee’s goals to support corporate objectives. The goal setting, monitoring and evaluation process will incorporate capturing employee’s training and development requirements, including training to stay current with the application of GAAP and the company’s code of business conduct and ethics.

vi.            In the first quarter of 2007, the Company’s CFO, with assistance from senior financial staff and outside consultants, reviewed and in the remainder of 2007 will continue to review and adapt the overall design of the Company’s financial reporting organization and structure, including the roles and responsibilities of each functional group within the Company.

5.             In May 2006, the Company appointed a vice president of internal audit with relevant GAAP, audit and compliance experience, skills and knowledge. Throughout the year, the Company expanded the size of the internal audit group and the scope of the group’s responsibilities to monitor decentralized operations through reviews and audits of such business units, subsidiaries and locations.

6.             In the fourth quarter of 2006, the Company’s finance department commenced an initiative to “refresh” its finance and accounting policies and procedures. Through this initiative, which the Company expects will be ongoing throughout 2007 and beyond, the Company’s financial policies and procedures will be reviewed for completeness, accuracy and adequacy, updated and brought current, and standardized globally as necessary and appropriate. A communication plan will also be developed to ensure “refreshed” policies and procedures are publicized and understood, and appropriate employees are trained in their application, as necessary. The Company expects this initiative will form the foundation for the process to maintain and keep current its finance and accounting policies and procedures on a go-forward basis. In addition, starting in the fourth quarter of 2006, the Company commenced internal audits of, and in 2007 plans to continue to expand and increase the scope of its efforts to monitor, controls at the Company’s decentralized and remote operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

8.             In the first quarter of 2007, the company implemented a new “management by objectives” system which will be used globally to capture corporate and executive management goals and articulate them throughout the organization, and to cascade and align each employee’s goals to support corporate objectives. The goal setting, monitoring and evaluation process will incorporate capturing employee’s training and development requirements, including training to stay current with the application of GAAP and the company’s code of business conduct and ethics.

9.             In April 2007, the Company created the position of and hired a new chief ethics officer, to provide focused executive leadership in the area of corporate ethics and integrity.

Interim Measures. Management has not yet implemented and/or tested the effectiveness of all the measures described above. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first three quarters of 2006 or subsequent to September 30, 2006 in connection with the September 30, 2006 quarter-end reporting process, address material weakness 4 described in “Management’s Report on Internal Control Over Financial Reporting.” These other measures include the following:

1.             Senior financial staff in the Company’s U.S. headquarters performed a thorough review of trial balances issued from decentralized locations.

2.             The Company utilized outside consultants, other than the Company’s independent registered public accounting firm, to assist the Company’s management, working under its supervision and direction, with the September 30, 2006 quarter-end review of decentralized operations.

3.             Non-routine material transactions for decentralized locations were documented by staff in such decentralized locations and reviewed by senior financial staff in the Company’s U.S. headquarters.

Material weakness 5 identified as of September 30, 2006, resulting from the Company’s review of its historical stock option practices, as described above under “Governance Committee Review of Historical Stock Option Accounting”

Remediation Initiatives. The Company’s planned remediation measures are intended to address material weaknesses in internal control over its accounting for and disclosure of stock-based compensation expense that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

1.             In November 2006, the Company migrated to a new vendor’s system for stock options and equity awards administration, selected in part for its improved processes, systems and controls.

2.             In April 2007, the Company’s compensation committee of the board of directors approved an equity award grant policy and procedures (“Awards Policy”). Under this Awards Policy, the Company has adopted the following equity awards grant processes:

a)              Equity awards will be made only on grant dates pre-determined in accordance with the Awards Policy.

b)             The awards committee (a committee as defined in the Awards Policy consisting of human resources, legal and finance personnel, duly formed and authorized by the compensation committee, with specific, limited authority to approve certain grants of equity awards) will ensure completeness and accuracy of the final equity awards grant list.

c)              All equity awards will be approved monthly, at a meeting of the awards committee, the compensation committee or the board of directors, as applicable.

d)             Internal audit will conduct periodic review of the accounting records and equity awards grant process.

3.             Relevant personnel at the Company will be provided training in the equity awards granting and accounting process.

4.             In April 2007, the Company created the position of and hired a new chief ethics officer, to provide focused executive leadership in the area of corporate ethics and integrity.

5.             During 2007, the Company will update its record retention policy to specify retention of equity award records.

Interim Measures.  Management has not yet implemented and/or tested the effectiveness of all the measures described above. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first three quarters of 2006 or subsequent to September 30, 2006 in connection with the September 30, 2006 quarter-end reporting process, address material weakness 5, as described above under “Governance Committee Review of Historical Stock Option Accounting.” These other measures include, as part of the voluntary review of historical stock option practices, the Governance Committee retaining independent outside counsel and forensic accountants to review substantially all equity grant awards made in the Review Period for compliance with the various stock-based compensation accounting standards applicable during the Review Period and, as necessary to establish alternative measurement dates for those grants where the original measurement date was found to be in error. In addition, the accounting and reporting process for the consolidated financial statements for the quarter ended September 30, 2006 was extended significantly, thereby allowing the Company time to conduct additional procedures and analyses, to assess the adequacy and accuracy of reserves and actual expense results, and to make additional adjustments and disclosures as necessary to ensure the accuracy of financial reporting.

Material weakness 6 identified as of September 30, 2006, resulting from the Company’s review of historical sales in China, as described above under “Audit Committee Investigation of Historical Sales in China”

Remediation Initiatives. The Company’s planned remediation measures are intended to address material weaknesses in internal control over its customer agreements and the related revenue recognition in China that have the potential of misstating its revenue, deferred revenue, cost of sales and deferred cost accounts, related income tax accounts, retained earnings and related financial disclosures in the financial statements in future financial periods. These measures include the following:

1.             In the period from January to May, 2007, the Company effected personnel changes in the sales force in China’s western sales region, as well as certain associated sales offices. The Company believes that these changes will enable effective management of the China western sales region’s sales operations and enhance compliance with the Company’s policies and procedures, including the Company’s Code of Business Conduct and Ethics.

2.             The Company plans to revise its  policies and procedures related to entering into sales contracts, document retention, as well the Code of Business Conduct and Ethics to provide for details around the standards for entering into sales agreements and breaches to the Code of Business Conduct and Ethics.

3.             The Company plans to implement mandatory training to employees in China’s sales organization around control consciousness and ongoing training to Sales, Contract Management and Finance in China around the Company’s policies and procedures, including revenue recognition.

4.             The Company plans to review and make improvements to the sales databases to capture relevant contract information and current status information.

5.             The Company plans to establish a process around organizing visits by business operations and the regional sales managers to the various sales offices in China to enhance the awareness and compliance with the Company’s polices and procedures.

Interim Measures. Management has not yet implemented and/or tested the effectiveness of all the measures described above. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first three quarters of 2006 or subsequent to September 30, 2006 in connection with the September 30, 2006 quarter-end reporting process, address material weakness 6, as described above under “Audit Committee Investigation of Historical Sales in China.” These other measures include, as part of the investigation of historical sales in China, the Audit Committee retaining independent outside counsel and forensic accountants to conduct an investigation of sales in China. The investigation was expanded to consider sales contracts entered into in the period 2000 to 2006 in China, beyond the western region in order to provide adequate coverage percentage of the value of sales contracts entered into during the period. The investigation encompassed different review procedures depending on the contract type, date and region in which the contracts were executed. In addition, the accounting and reporting process for the consolidated financial statements for the quarter ended September 30, 2006 was extended significantly, thereby allowing the Company time to conduct additional procedures and analyses, to assess the adequacy and accuracy of the related balances, and to make additional adjustments and disclosures as necessary to ensure the accuracy of financial reporting

Material Weakness 7 identified as of September 30, 2006 related to the Company’s accounting for warranty reserves and associated cost of sales at its U.S. Headquarters

Remediation Initiatives. The Company’s planned remediation measures are intended to address material weaknesses in internal control over its accounting for warranty reserves and related cost of sales that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

1.             In November 2006, the Company hired an assistant controller and a shared services manager at its U.S. headquarters whose responsibilities include overseeing the international cost accounting function. These personnel have considerable experience and training in cost accounting and utilization of the relevant Oracle financial system modules. The Company believes the addition of these personnel improves and strengthens the capabilities for the manual analyses and management review required of this function.

2.             The company plans in 2007 to enhance its processes and procedures related to involving and obtaining detailed and timely input from business unit, operations and sales operations personnel to enhance the information available for finance to analyze these accounts.  New reports have been developed and reports and procedures will continue to be enhanced as necessary to facilitate the accuracy of accounting for these processes. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

Interim Measures.  Management has not yet implemented and/or tested the effectiveness of all the measures described above. Nevertheless, management believes those measures identified above as having been implemented, together with the other measures undertaken by the Company described below, all of which were undertaken during the first three quarters of 2006 or subsequent to September 30, 2006 in connection with the September 30, 2006 quarter-end reporting process, address material weakness 7 related to the Company’s accounting for its warranty reserves and associated cost of sales.  These other measures include analysis of actual cost reports associated with specific warranty reserves, and discussions with business unit, operations and sales and services personnel to enhance the information available for finance to analyze, to determine the liability reserves for warranty and associated cost of sales.

Management’s Conclusions

Management believes the remediation measures described under “Management’s Further Remediation Initiatives and Interim Measures” above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses 1 through 7 listed above. However, management has not yet implemented all of these measures and/or tested them. Management believes that the interim measures described under “Management’s Further Remediation Initiatives and Interim Measures” above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Form 10-Q and has discussed this with the Company’s Audit Committee.

The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, it may determine to take additional measures to address control deficiencies, and it may determine not to complete certain of the measures described under “Management’s Further Remediation Initiatives and Interim Measures” above.

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Further Remediation Initiatives and Interim Measures” describes the material planned and actual changes to the Company’s internal control over financial reporting during the first three quarters of 2006 and subsequent to September 30, 2006 that materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Securities Class Action Litigation

Beginning in October 2004, several shareholder class actions alleging federal securities violations were filed against us and various officers and directors of our company.  The actions have been consolidated in United States District Court for the Northern District of California under the caption In re UTStarcom, Inc. Securities Litigation, Master File No. C-04-4908-JW(PVT).  The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005.  The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004.  On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005.  In addition to the company defendants, the plaintiffs are also suing Softbank.  Plaintiffs’ complaint seeks recovery of damages in an unspecified amount.

On June 2, 2006, we and the individual defendants filed a motion to dismiss the Second Amended Complaint.  On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint.  The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, we and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against us and some of our current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning our historical equity award grants.  Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 24, 2002 and September 4, 2007.

Due to the preliminary status of these lawsuits and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.  Accordingly, we are unable at this time to estimate the effects of these complaints on our financial position, results of operations, or cash flows.

Governmental Investigations

In September 2005, we have received notice of a formal inquiry by the staff of the Securities & Exchange Commission (“SEC”) into certain aspects of our financial disclosures during prior reporting periods and certain other issues.  In addition, in December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (“DOJ”) allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”).  We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and SEC regarding the investigation.  The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws.  DOJ has requested that we voluntarily produce documents related to the investigation and the SEC has subpoenaed us for documents.  We have executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the SEC and DOJ and the immigration issues under investigation by DOJ.  At this time, we cannot predict when any inquiry will be completed or what the outcome of any inquiry will be.

Shareholder Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of our current and former officers and directors in the Superior Court of the County of Alameda, California.  The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants.  The complaint names us as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief.  On February 2, 2007, we and the individual defendants filed demurrers against the complaint.  On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled our demurrer, ordered the plaintiff to file an amended complaint, and ordered us to answer the original complaint.  The plaintiff filed an amended complaint and we have filed an answer to the amended complaint.  On August 21, 2007, the individual defendants filed demurrers against the amended complaint.  The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint.

Due to the preliminary status of this complaint and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome.  Accordingly, we are unable at this time to estimate the effects of this complaint on our financial position, results of operations, or cash flows.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering.  Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes.  In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000.  Our directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us.  The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading.  In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval.  The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including us).  In August 2005, the Court preliminarily approved the settlement.  In December 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings.  Our case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval.  On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement.  Plaintiffs have filed amended master allegations and amended complaints in the six test cases.  It is unclear whether there will be any revised or future settlement.  If the litigation proceeds, we believe that we have meritorious defenses and intend to defend the action vigorously.

The total amount of the loss associated with the above litigation is not determinable at this time.  Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.

Passave Litigation

In November 2005, we filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. (“Passave”) for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave’s wholly-owned subsidiary) to us.  Our Complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to us.  The parties entered into a settlement agreement, dated August 7, 2007, and have since dismissed all claims with prejudice.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

We brought suit against Starent Networks Corporation (“Starent”) for patent infringement in the U.S. District Court for the Northern District of California.  The Complaint was filed on March 22, 2004, and later amended.  In this action, we asserted that Starent infringed our patent U. S. Reg. No. 6,628,671 through the manufacture, use, offer, for sale, and sale of Starent’s ST-16 Intelligent Mobile Gateway.  We sought damages and injunctive relief.  Starent filed its answer to the Amended Complaint and counterclaims, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  A motion for a preliminary injunction against the making, using or selling of infringing products and methods was brought, but the Court denied it on June 17, 2005.  After a claims construction hearing and order, on September 20, 2005, Starent filed a motion for summary judgment of non-infringement and we filed a motion for summary judgment that Starent is estopped from asserting invalidity and unenforceability.  On December 6, 2005, the Court granted Starent’s motion for summary judgment.  On February 2, 2006, the Court entered judgment in favor of Starent and dismissed the case.  On March 2, 2006 we filed an appeal to the Federal Circuit.  On April 6, 2007, after reviewing the parties’ briefs and hearing oral argument on April 2, 2007, the Federal Circuit, without a written opinion, affirmed the District Court’s judgment and dismissal of the case. Although the Federal Circuit ruled against the Company, this decision will not have a material adverse effect on the business, financial condition, or results of its operations.

On February 16, 2005, we filed a second suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  In the Complaint, we assert that Starent infringes UTStarcom patent U.S. Reg. No.  6,829,473 (“the ‘473 patent”) through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  We seek declaratory and injunctive relief.  Starent subsequently filed its answer and counterclaims, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  On June 16, 2005, we filed a motion to strike Starent’s affirmative defense and dismiss Starent’s counterclaim alleging inequitable conduct.  On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that we would withdraw our motion to strike.  On August 10, 2005, we responded to Starent’s amended counterclaim filed on July 27, 2005.  In early December 2006, we filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office.  Starent has also filed for reexamination of the ‘473 patent.  The reexamination and reissue are currently copending.  The litigation is still in a preliminary stage and its outcome cannot be predicted, although we believe the litigation has merit.  Nonetheless, we believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on our business, financial condition, or results of operations.

On May 8, 2007, we filed an third suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division which we acquired certain assets of in May of 2003) in the Northern District of Illinois.  The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights.  In its Complaint, we assert that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent’s ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using  our confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with our business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent’s products, and that several of Starent’s patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom.  We seek compensatory damages, punitive damages and injunctive relief.  After the court denied the defendants motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered our complaint, denying our allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage.  We have filed a motion to dismiss most of the counterclaims and the court has ordered appointment of a special master to handle discovery, which is just beginning.  We believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on our business, financial condition or results of operations.

Telemetrix, Inc. Arbitration

On October 19, 2006, Telemetrix, Inc. (“Telemetrix”) filed a formal Request for Arbitration against us to the World Intellectual Property Organization (“WIPO”) in Geneva, Switzerland.  The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003.  We assumed Telos’ rights and obligations under this contract pursuant to our purchase of Telos’ assets on May 19, 2004.  Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage.  In December 2006, we filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix.  An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of us due to Telemetrix’s failure to allege sufficient facts in support of a majority of its causes of action.  On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract, fraud, interference with contractual relations and interference with prospective economic advantage.  The previous hearing date of December 11-13 has been vacated.  No hearing date has been rescheduled.  Discovery has begun.

Telos Technology, Inc. Litigation

On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the “Telos Plaintiffs”) filed a Complaint against the Company in the Superior Court of California, County of Santa Clara.  The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004.  The Telos Plaintiffs assert that the Company breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that it never intended to fulfill.  The Telos Plaintiffs sought at least $19 million in damages, unspecified punitive damages and attorneys’ fees.  The parties executed a settlement agreement in the amount of $4.5 million on August 20, 2007 and the case was dismissed on September 26, 2007 with prejudice.

Other Litigation

We are a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 1A—RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

The restatement of our consolidated financial statements following the Nominating and Corporate Governance Committee’s and management’s review of our past stock option granting practices and the Audit Committee’s and management’s review of certain sales in China has resulted in expanded litigation and regulatory proceedings and may result in future litigation which could harm our financial results

Our review of our historic option granting practices and certain sales in China has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

The Audit Committee of our Board of Directors (“Audit Committee”) engaged independent counsel to conduct an investigation of sales in China. The independent counsel engaged forensic accountants. The China sales investigation, which commenced in February 2007 and was completed in September 2007, covered each of the seven years in the period ended December 31, 2006.  As a result of the review, management concluded and recommended to the Audit Committee that our previously issued financial statements should be restated to defer the system sales contract revenue and the related cost of net sales for certain sales arrangements in one region of China found to contain post-contract support obligations and recognize such amounts in our consolidated statements of operations over the estimated period of post-contract support. The Audit Committee concurred with management’s recommendation.

In November 2006 we announced that the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”), comprised of independent directors, was conducting a voluntary review, with the assistance of independent legal counsel and forensic accounting experts (the “Option Grant Review Team”), of our historic option granting practices, the timing of option grants and related accounting matters. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable as well as the rules of our stock option plans. Upon completion of the review, management concluded the adjustments to correct errors in stock option accounting in our previously issued financial statements for the years ended December 31, 1998 and 2000 through 2005, and the quarterly periods of 2005, as well as in the quarterly periods ended March 31 and June 30, 2006 that are reflected in our consolidated financial statements included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 should be made.

In determining the restatement adjustments in connection with the review of our historical option granting practices, management used all reasonably available relevant information to form conclusions it believes are reasonable as to the most likely option granting actions that occurred, the dates when such actions occurred, and the determination of grant dates for financial accounting purposes based on when the requirements of the accounting standards were met. The Option Grant Review Team and management considered various alternatives throughout the course of the review and restatement; management believes the  adjustments to measurement dates used in our restatement of our financial statements are reasonable and appropriate in our circumstances.

Our restatement of previously issued financial statements to correct revenue recognition for certain sales in China and for the effects of past stock options granting practices has exposed us to greater risks associated with litigation and regulatory proceedings. We have voluntarily provided information about the conduct of our independent investigation and review, the findings of the reviews, and our conclusions to the staff of the Securities and Exchange Commission (“SEC”), and are cooperating, and will continue to cooperate fully with the SEC. In addition, as described in Part II, Item 1, “Legal Proceedings,” of this Form 10-Q, several derivative complaints have been filed against certain of our current and former officers and directors pertaining to allegations relating to stock option grants. However, our judgments may be challenged in legal proceedings or regulatory reviews, and we could be subject to adverse findings that could require us to again restate our financial statements, to pay damages or penalties, or have other remedies imposed upon us that could harm our business, financial condition, results of operations and cash flows.  We may also be exposed to legal proceedings in connection with the results of our investigation of certain sales in China.  We cannot guarantee that new lawsuits related to the matters resulting in the restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against the Company or our current and former directors or officers.

The matters relating to the Audit Committee’s investigation of revenue recognition in China, the Governance Committee’s review of our past stock option granting practice, and the restatement of our consolidated financial statements may otherwise adversely impact our business.

As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007, as well as our Form 10-K for the fiscal year ended December 31, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have been current in our SEC filings for 12 calendar months.  We may use Form S-1 to raise capital, but doing so could increase transaction costs and the time required to complete such transactions.

Employees who were awarded options at a discount from fair market value and were totally or partially unvested as of December 31, 2004, may be subject to a penalty tax under Internal Revenue Code Section 409A (“Section 409A”) and corresponding states taxes upon exercise of these stock options. We are considering certain actions, which we believe would be in the best interests of our stockholders and employees that might substantially reduce or eliminate the federal and state penalty taxes. However, there is no guarantee that we will be successful in developing effective measures to address employees’ adverse tax consequences, and any such measures may cause us to incur additional cash or noncash compensation expense. Furthermore, such measures, or the failure of such measures, may require the Company to incur substantial expenses for legal, accounting, tax and other professional services and may divert management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

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

•             reliance on product, software and component suppliers who may constitute a sole source of supply or may have going concern issues;

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

We have incurred net losses in the past and will need to renew our lines of credit in China, refinance our convertible subordinated notes, and transfer cash from our subsidiaries in China to have sufficient cash resources and liquidity. Our ability to accomplish these actions is not assured, and our ability to raise funds for other purposes is uncertain.

At September 30, 2006, we had cash and short-term investments of $616.7 million to meet our liquidity requirements of which $455.4 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds outside of China; such controls limit transfers of approximately $200 million of our net assets outside of China without first obtaining the consent of the Chinese government. While we believed the China subsidiaries could freely transfer at least $200 million as of September 30, 2006, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by the Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits.  Additionally, available credit facilities in China at September 30, 2006 totaled $789.5 million, of which $498.5 million was available for working capital purposes and $291.0 million was available for use in support of letters of credit and corporate guarantees. These credit facilities expire principally in November and December 2007, and we had borrowed $105.0 million at September 30, 2006 under the working capital portion of the available credit lines and such borrowings increased to $140.1 million at September 30, 2007. We also have outstanding long-term debt outside of China in the form of our convertible subordinated notes with a principal balance of $274.6 million that mature in March 2008 (the “Notes”).

During the nine months ended September 30, 2007 our China subsidiaries have made transfers of funds out of China to the Company totaling $150 million.  Although we believe the Company now has sufficient amount of cash resources to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months,  we do not have enough cash outside of China to repay the convertible notes maturing in March 2008, and we expect our recent financial performance and financial position will cause the lenders to reduce the total available credit facilities when we negotiate renewals of the lines of credit in China in late 2007.  Management’s liquidity plans include a partial or complete refinancing of the convertible notes, renewal of the lines of credit in China, transfers of additional cash from its subsidiaries in China to the extent necessary, and, if needed, liquidation of certain investments and/or seeking new financing arrangements.  In addition, it may be necessary for us to make significant changes to our business plan to maintain adequate liquidity for at least the next 12 months in the event of various matters, such as:

•                  changes in financial market conditions or our business condition that could limit our access to existing credit facilities or make planned re-financings more costly or even unfeasible;

•                  changes in China’s currency exchange control regulations that could limit our ability to access cash in China to meet liquidity requirements outside of China; and

•                  inability to achieve planned operating results that could increase liquidity requirements beyond those considered in our financial plans.

We may desire to raise additional funds for purposes not presently included in our financial plans such as to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. There is no assurance that additional financing for these or other purposes would be available on acceptable terms or at all. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock.  If we raise additional funds by issuing debt, our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control, we may be subject to limitations on our operations, and our leverage may increase.  The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

Our ability to meet our obligations under the terms of our outstanding convertible notes and to continue operations may be compromised if we are unable to transfer funds from our China operations as needed.

During the nine months ended September 30, 2007 our China subsidiaries have made transfers of funds out of China to the Company totaling $150 million.  Although we believe the Company now has sufficient amount of cash resources to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months we do not have enough cash outside of China to also repay the convertible notes, aggregating $274.6 million and maturing on March 1, 2008

Because we are limited by the Chinese government’s imposition of currency controls on transfer of funds outside of China, it may be time-consuming, difficult and /or expensive for us to transfer funds from China to repay the Notes.  As a result, if an Event of Default on the Notes were to occur, we may not have sufficient cash resources to repay the Note and to continue operations without seeking new financing arrangements.  We cannot be certain that additional financing for these purposes would be available on acceptable terms or at all, and if such financing is not available, our business could be seriously harmed.  See the risk factor entitled “We face a variety of risks related to our convertible subordinated notes” for a further description of our obligations under the Notes, our recent consent solicitation of the noteholders and our compliance with certain covenants under the Indenture.

Sales in China have historically accounted for a material portion of our total sales, and our business, financial condition and results of operations are to a significant degree subject to economic, political and social events, and the performance of our senior management team  in China.

Approximately $785.5 million, or 32%, $870.6 million, or 30%, and $2,028.2 million, or 79%, of our net sales for fiscal years 2006, 2005 and 2004, respectively, occurred in China.  While we have expanded into other markets, we have made substantial investments in China and, therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China.  In addition, we have had significant changes within our senior management team in China recently, and our current senior management team as a whole does not have the same degree of experience in China as our senior management team had in the past. (See the risk factor entitled “Our success is dependent on continuing to hire and retain qualified personnel, including for senior management positions, and if we are not successful in attracting and retaining these personnel and in managing key employee turnover, our business will suffer”).  If our current senior management in China cannot maintain and /or establish key relationships with customers, governmental entities and others in China, our business in China may decline significantly. If our business in China declines, our financial condition and results of operations may be significantly harmed.

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

The average selling prices of our products may continue to decrease in the future in response to product introductions by us or our competitors or other factors, including price pressures from customers.  Certain of our products, including wireless handsets, have historically had low gross profit margins, and any further deterioration of our profit margins on such products could result in losses with respect to such products.  Therefore, we must continue to develop, source and introduce new products and enhancements to existing products that incorporate features that can be sold at higher average selling prices.  Failure to do so or the failure of consumers or our direct customers to accept such new products could cause our revenues and gross profit to decline.

Our cost reduction efforts initiated in 2005 and our subsequent efforts in the second half of 2007 and early 2008 may not allow us to keep pace with competitive pricing pressures or lead to improved gross profit, as a percentage of net sales.  In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes.  We may not be successful in these efforts or in delivering our products to market in a timely manner.  In addition, any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit, as a percentage of net sales, which would cause our financial results to suffer.

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

•             our ability to attract customers who may have pre-existing relationships with our competitors;

•             product pricing relative to performance;

•             the level of customer service available to support new products; and

•             the timing of new product introductions meeting demand patterns.

If our products fail to obtain market acceptance in a timely manner, our business and results of operations could suffer.

We depend on some sole source and key suppliers for handsets, base stations, components and materials used in our products.  If we cannot secure adequate supplies of high quality products at competitive prices or in a timely manner from these suppliers or sources, or if the suppliers successfully market their products directly to our customers, our competitive position, reputation and business could be harmed.

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

Our ability to source a sufficient quantity of high-quality, cost-effective components used in our products may also be limited by import restrictions and duties in the foreign countries in which we manufacture our products.  We require a significant number of imported components to manufacture our products, and imported electronic components and other imported goods used in the operation of our business may be limited by a variety of permit requirements, approval procedures, patent infringement claims, import duties and licensing requirements.  As an example, a recent court case between a third party and one of our suppliers involved a patent dispute potentially restricting the importation of handsets into the U.S.  While this case has been resolved in the supplier’s favor at the trial court level, our supply of products could be affected by similar cases in the future.  Moreover, import duties on such components increase the cost of our products and may make them less competitive.

Product defects or performance quality issues could cause us to lose customers and revenue or to incur unexpected expenses.

Many of our products are highly complex and may have quality deficiencies resulting from the design or manufacture of such product, or from the software or components used in the product.  For example, during 2005 we recorded warranty charges of $70.6 million, including special warranty charges of $11.7 million for certain asynchronous digital subscriber line (“ADSL”) products, $4.0 million for NetRing™ equipment and $14.9 million for GEPON equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc., during 2003 and 2004.  Often these issues are identified prior to the shipment of the products and may cause delays in market acceptance of our products, delays in shipping products to customers, or the cancellation of orders.  In other cases, we may identify the quality issues after the shipment of products.  In such cases, we may incur unexpected expenses and diversion of resources to replace defective products or correct problems.  Such pre-shipment and post-shipment quality issues could result in delays in the recognition of revenue, loss of revenue or future orders, and damage to our reputation and customer relationships.  In addition, we may be required to pay damages for failed performance under certain customer contracts, and may receive claims from customers related to the performance of our products.  Such pre-shipment and post-shipment quality issues could result in delays in the recognition of revenue, loss of revenue or future orders, and damage to our reputation and customer relationships.  In addition, we may be required to pay damages for failed performance under certain customer contracts and may receive claims from customers related to the performance of our products.

Our global diversification strategy and growth has strained our resources, adversely affected our reported gross margins, and if we are unable to manage this growth, our future operating results will be further negatively affected.

Over the last four years we have experienced a rapid expansion of our international operations and anticipate that we must continue to transform our operations to address market demands and potential market opportunities globally.

Competition in international markets for new service provider customers and for new infrastructure deployments is particularly intense and increasingly focused on price. To meet competitive offerings we may accept contracts with low profitability or even enter into contracts with anticipated losses if we believe it is necessary to establish a relationship with a customer or a presence in a market that we consider important to our international expansion strategy. We believe these decisions will facilitate the development of our international business, but we can provide no assurance that they will. Accepting a contract with an anticipated loss requires us to a recognize a provision for the entire loss in the period in which it becomes evident rather than in later periods in which contract performance occurs. Accepting contracts with low gross margins adversely affects our reported results when the revenues from such contracts are recognized; in some cases revenue recognition must be deferred until all revenue recognition criteria have been met, and this would result in recognizing the adverse effects of low gross margin contracts in periods subsequent to when contract performance occurred.

Our transformation to a global focus will place a significant strain on our management, operational, financial and other resources.  To manage this transformation effectively, we will need to take various actions, including:

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

From time to time we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs.  For example, in 2005, we announced workforce restructurings.  These programs resulted in the termination of approximately 1,595 employees worldwide through December 31, 2005.  We anticipate making further workforce reductions and taking additional rebalancing actions in the future.  In October 2007, our Board of Directors approved a restructuring plan which includes a worldwide reduction in force of approximately 11% of the Company’s headcount, or approximately 700 employees.  We expect cost savings from planned restructuring activities to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts.  Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

Our success is dependent on continuing to hire and retain qualified personnel, including for senior management positions, and if we are not successful in attracting and retaining these personnel and in managing key employee turnover, our business will suffer.

The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace.  In particular, our success depends in large part on the knowledge, expertise and services of Hong Liang Lu, our Chief Executive Officer, Peter Blackmore, our President and Chief Operating Officer, Francis P. Barton, Executive Vice President and Chief Financial Officer and Philip Christopher, President and Chief Executive Officer of our Personal Communications Division.  The loss of any key employee, the failure of any key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations.  We have had significant changes within our senior management team recently, and our current senior management team as a whole does not have the same degree of experience in China as our senior management  had in the past.  If our current senior management cannot maintain and/or establish key relationships with customers, governmental entities and others in China, our business in China may decline significantly and our financial condition and results of operations may be significantly harmed.

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

We have acquired and divested certain businesses, products and technologies.  Anticipated benefits of these acquisitions and divestitures may not be realized.  We have in the past and will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, the incurrence of debt and the amortization of expenses related to intangible assets.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses. For example, in the fourth quarter 2004, we encountered difficulties in integrating Hyundai Syscomm, Inc. (“HSI”) legacy operations into our operations and determined to abandon a substantial amount of HSI’s legacy operations.  As a result, in the fourth quarter 2004, we wrote off the entire goodwill and intangibles associated with HSI.

We may be unable to adequately protect the loss or misappropriation of our intellectual property, which could substantially harm our business.

We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology.  We have applied for patents in the United States and internationally.  Additional patents may not be issued from our pending patent applications, and our issued patents may not be upheld.  In addition, we have, from time to time, chosen to abandon previously filed patent and trademark applications.  Moreover, we may face difficulties in registering our existing trademarks in new jurisdictions in which we operate, and we may be forced to abandon or change product or service trademarks because of the unavailability of our existing trademarks or because of oppositions filed or legal challenges to our trademark filings.  We cannot guarantee that the intellectual property protection measures that we have taken will be sufficient to prevent misappropriation of our technology or trademarks or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.  In addition, the legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States.  For example, in China, the legal system in general, and the intellectual property regime in particular, are still in the development stage.  It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions.

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

In the event that there is a successful claim of infringement against us and we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, results of operations and financial condition could be materially and adversely impacted.

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

•             the burden of compliance with complex and varying taxation requirements of multiple jurisdictions;

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

Furthermore, there have been claims made alleging a link between the use of Bluetooth enabled mobile phone handsets and noise-induced hearing loss.  To date, we have not been named in any of these actions.  In the future we could incur substantial costs in defending ourselves against similar claims, regardless of their merit.  Also, claims may be successful in the future and may have a material adverse effect on our business.

We are subject to a wide range of environmental, health and safety laws and efforts to comply with such laws may be costly and may adversely impact our financial performance.

Our operations and the products we manufacture and/or sell are subject to a wide range of global environmental, health and safety laws.  Compliance with existing or future environmental, health and safety laws could subject us to future costs, liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities and generally impact our financial performance.  Some of these laws relate to the use, disposal, clean up of, and exposure to hazardous substances.  In the United States, laws often require parties to fund remedial studies or action regardless of fault.  Over the last several years, the European Union (the “EU”) countries have enacted environmental laws regulating electronic products.  For example, beginning July 1, 2006, our products have been subject to laws that mandate the recycling of waste in electronic products sold in the EU and that limit or prohibit the use of certain substances in electronic products.  Other countries outside of Europe are expected to adopt similar laws.  We may incur additional expenses to comply with these laws.

Currency rate fluctuations and exchange controls may adversely affect our cash flow and operating results.

Because a significant percentage of our sales are made in foreign countries and denominated in local currency, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances.  Historically, the majority of our sales have been made in China and denominated in Renminbi.  Prior to July 2005, the impact of currency fluctuations of Renminbi were insignificant as it was fixed to the U.S. dollar.  However, in July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future.  The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar.  For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 7.80 Renminbi to the U.S. dollar at December 31, 2006.  Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control.  For example, our Hangzhou manufacturing facility’s ability to produce sufficient products is dependent upon a continuous power supply.  However, the Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products.  Also, our operations in Alameda, California are located in an area prone to earthquakes.  We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our business and operating results.

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

Currently, we are a defendant in securities litigation class action lawsuits, as well as other lawsuits.  Additionally, from time to time we are plaintiffs or defendants in other lawsuits including lawsuits in the ordinary course of our business.  The pursuit or defense of these lawsuits may divert our management’s attention, and we may incur significant expenses in pursuing or defending these lawsuits.  In addition, we may be required to pay judgments or settlements that could have a material adverse effect on our results of operations, financial condition and liquidity.

We face risks related to pending governmental inquiries.

In September 2005, we received notice of a formal inquiry by the staff of the Securities & Exchange Commission (“SEC”) into certain aspects of our financial disclosures during prior reporting periods and certain other issues.  In addition, in December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (“DOJ”) allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”).  We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and SEC regarding the investigation.  The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India and China, as well as possible violations of U.S. immigration laws.  The DOJ has requested that the Company voluntarily produce documents related to the investigation and the SEC has subpoenaed the Company for documents.  The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the SEC and the DOJ and the immigration issues under investigation by the DOJ.  At this time, we cannot predict when any inquiry will be completed or what the outcome of any inquiry will be.  These inquiries could harm relationships with existing customers and our ability to obtain new customers and partners.  If the SEC or the DOJ makes a determination that we have violated federal laws, we may face sanctions including, but not limited to, fines, disgorgement and an injunction.  Additionally, such a determination by the SEC or the DOJ could adversely affect our business, results of operations, financial position and cash flow, and ultimately our stock price.

We have also been in communication with the SEC regarding our voluntary review of our historical option grant awards grant practices and our review of certain historical sales contracts in China.  Although we have now completed both of those voluntary reviews, it is possible that the SEC may question the findings of our reviews or initiate its own review into related matters.

It is possible that the findings and outcome of any of these inquiries may affect other lawsuits that are pending.  These inquiries could divert management attention and resources, which could harm our business.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting.  Our annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.  In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting.  See “Part I Item 4 — Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.”  As of the date of this quarterly report on Form 10-Q, we are still in the process of implementing remedial measures related to the material weaknesses identified in 2004 through 2006.  If our efforts to remediate the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price.  The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years.  We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business.  Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met.  In addition, successful remediation of the noted control deficiencies is dependent on the Company’s ability to hire and retain qualified personnel.  Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China’s governmental and regulatory reforms may impact our ability to do business in China.

Since 1978, the Chinese government has been in a state of evolution and reform.  The reforms have resulted in and are expected to continue to result in significant economic and social development in China.  Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors.  Multiple government bodies are involved in regulating and administering affairs in the telecommunications and information technology industries, among which the Ministry of Information Industry (“MII”), the National Development and Reform Commission (“NDRC”), the State-owned Assets Supervision and Administration Commission (“SASAC”) and the State Administration of Radio, Film and Television (“SARFT”) play the leading roles.  These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, approving of the form and content of transmitted data, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

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

•             the imposition of laws, rules or regulations affecting the direct or indirect nationalization of assets controlled by non-governmental persons or entities;

•             the imposition of additional restrictions on currency conversion and remittances abroad; or

•             any actions that limit our ability to develop, manufacture, import or sell our products in China, or to finance and operate our business in China.

In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law (“Telecommunications Law”) to provide a uniform regulatory framework for the telecommunications industry.  Currently a draft of the law has been finished and delivered to the National People’s Congress for discussion.  We do not yet know the final nature or scope of the regulations that would be created if the Telecommunications Law is passed.  Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

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

China’s entry into the World Trade Organization and relaxation of trade restrictions have led to increased foreign investment in China’s telecommunications industry and may lead to increased competition in our markets which may have an adverse impact on our business.

China’s economic environment has been changing as a result of China’s entry, in December of 2001, into the World Trade Organization (“WTO”).  Foreign investment in the telecommunications sector is regulated by the “Provisions on Administration of Foreign Invested Telecommunications Enterprises” promulgated by the State Council in December 2001 and effective as of January 1, 2002.  The provisions brought foreign equity limits into conformity with China’s WTO commitments, allowing foreign investors to own equity generally up to 49% for basic telecom services enterprises and up to 50% for value-added telecom services enterprises.  Furthermore, China is gradually introducing a market oriented pricing mechanism for telecommunication services.  On July 13, 2005, China’s Ministry of Information Industry (“MII”) and National Development and Reform Commission (“NDRC”) approved the launch of plan-based pricing for fixed-line telephone service by China’s two fixed-line operators, China Telecom and China Netcom.  In August 2005, MII and NDRC endorsed a “Circular on the Changes in Administration of Telecom Service Pricing,” which became effective on October 1, 2005 and further relaxed the pricing administration on certain telecom services.   As China gradually relaxes such legal provisions, international telecommunication service vendors may seize this opportunity to adjust their China strategy, increasing their investment in China and converting some of their joint-ventures into fully-owned enterprises.

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

We conduct our business in China primarily through our wholly owned subsidiaries incorporated in China. Our subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. Accordingly, our business might be affected by China’s developing legal system. Since 1978, many new laws and regulations covering general economic matters have been promulgated in China, and government policies and internal rules promulgated by governmental agencies may not be published in time, or at all. As a result, we may operate our business in violation of new rules and policies without having any knowledge of their existence. In addition, there are uncertainties regarding the interpretation and enforcement of laws, rules and policies in China. Governmental authorities have broad discretion in the interpretation and enforcement of the laws, regulations and rules. The Chinese legal system is based on written statutes, and prior court decisions have limited precedential value. Because many laws and regulations are relatively new and the Chinese legal system is still evolving, the interpretations of many laws, regulations and rules are not always uniform. Moreover, the relative inexperience of China’s judiciary in many cases creates additional uncertainty as to the outcome of any litigation, and the interpretation of statutes and regulations may be subject to government policies reflecting domestic political changes. Finally, enforcement of existing laws or contracts based on existing law may be uncertain and sporadic, and it may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. Any litigation in China may be protracted and result in substantial costs and diversion of resources and management’s attention.

If tax benefits available to our subsidiaries located in China are reduced or repealed, our business could suffer.

On March 16, 2007, China’s top legislature, the National People’s Congress, passed the China Corporate Income Tax Law (“CIT Law”).  CIT Law will be effective on January 1, 2008.  Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) would be effectively replaced by a unified system.  The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which are generally available to FIEs.   The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, because these entities may qualify as accredited technologically advanced enterprises.

CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises.    For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years.  Significant regulations regarding the interpretation and implementation of the new tax law are still pending.  There is potential risk that our subsidiaries may not qualify for the reduced 15% tax rate.  Therefore, the new law may have an adverse impact on our future tax expense in China.

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

The market for PAS exceeded 96 million users as of the end of fiscal year 2006 and is available in most of the provinces throughout China. We believe the PAS market has matured. For example, during fiscal year 2005, net sales of the PAS/iPAS system and the wireless infrastructure market declined significantly as compared to fiscal year 2004.  This decline continued through fiscal year 2006, and the first quarter of 2007. If additional handset competitors enter the market, or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

China’s media sources have widely reported that the MII may grant 3G mobile licenses to China Telecom or China Netcom, or to both in 2007. If China Telecom or China Netcom obtains 3G mobile licenses, they may re-allocate capital expenditures to construct 3G networks, and as a consequence, may significantly reduce capital expenditures relating to PAS networks that utilize our existing products. In addition, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, resulting in the restriction of or shutting down of PAS networks. If this were to occur, we could lose current and potential future customers of our products, and our financial condition and results of operations could be significantly harmed.

We only have trial licenses for the PAS system and handsets in China.

We only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon communication with the MII, we understand that our PAS systems and handsets are considered to still be in the trial period and sales of our PAS systems and handsets may continue to be made by us during this trial period, but that licenses will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our external legal counsel in China has advised us that China’s governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our legal counsel in China, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

Increasing centralization of purchasing decision-making by carriers may lead to customer concentration and affect the results of our business.

Most Chinese carriers have three levels of operations: the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels are independent legal persons and have their own corporate mandate. The purchasing decision-making process may take various forms for different projects and may also differ significantly from carrier to carrier. In the case of PAS systems, we negotiate and enter into all China Netcom contracts with the provincial operators. However, the central headquarters of China Telecom has chosen to exert its influence in the purchasing decision-making process by negotiating contractual terms, such as purchase price, payment terms, and acceptance clauses at the central level. The provincial operator then further negotiates the contract based on the guidelines provided by the headquarters. We enter into final contracts with the provincial operator. However, if this trend of centralized decision-making expands to unified purchasing, resulting in the negotiation and execution of contracts at the central headquarter level, there may be a concentration of customers which could have a significant impact on our business. If China Netcom follows China Telecom and exerts the headquarters’ influence in price negotiation, it may give downward pressure to the margin of our PAS system products to China Netcom.

Television over the internet is a new business in China and laws regulating the business have not been fully developed and may be unpredictable. Unfavorable regulation of the industry may adversely affect our IPTV operations in China and negatively impact our business.

Broadcasting television over the internet has only recently begun in China. The State Administration of Radio, Film and Television (SARFT), the central government’s regulatory body, issued a measure in July 2004 to regulate the broadcasting of audio-visual programs through the information network, which includes our Internet Protocol television (IPTV) business. SARFT categorized the information network into the mobile telecommunication network, fixed communications network, microwave communication network, cable television network, satellite or other metropolitan area network, wide area network, local area network and other information networks categories. The receiving terminal equipment includes computers, television sets, mobile phones and other electronic products. While regulating the IPTV business, SARFT is encouraging development in China of the digital television business, a business that may be competitive with IPTV in the target market. The digital television and IPTV target complementary markets and it is not clear the extent of support SARFT will provide for IPTV in setting regulations. For example, the Guangzhou Administration of Radio, Film, and Television, the municipal regulatory body in the city of Guangzhou, issued a notice to stop all IPTV business in Guangzhou on December 25, 2005.  The Zhejiang Administration of Radio, Film, and Television, the local regulatory body in the province of Zhejiang, issued a similar notice on January 10, 2006. In both instances, SARFT had not formally endorsed the launch of commercial IPTV services in those localities. Because the IPTV industry relates to both television and telecom sectors, it may be subject to regulation by different governmental authorities, including the Ministry of Information Industry (MII).  At the end of 2005, an official of MII declared that MII and SARFT would jointly administer the IPTV industry in the coming years. However, due to a lack of uniform regulation on the development of the IPTV industry, we cannot predict that our IPTV business will operate smoothly in China. Our business may suffer if the law or policy in China does not encourage the IPTV industry.

We currently do not have a license to engage in the IPTV operator service business in China and development of our IPTV business depends upon the cooperation of IPTV license holder(s) and network operators. If we are unable to work cooperatively with license holder(s) and network operators, our business may suffer.

Under the measures issued by SARFT in July 2004, entities intending to engage in the IPTV operator service business should obtain a license from SARFT and foreign investment enterprises are prohibited from engaging in the IPTV operator service business. In practice, SARFT only grants such licenses to state-owned companies. Since we are the technical service and equipment provider in this field, our business development will depend on the cooperation of license holders and network operators. Our business may suffer if we fail to cooperate with license holders or network operators, or if the license holder(s) we’re cooperating with lose their licenses.

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

General market conditions and domestic or international macroeconomic factors unrelated to our performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. We have experienced substantial costs and the diversion of management’s time and resources on this type of litigation and may do so in the future.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12% of our outstanding stock as of December 31, 2006.  As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

We face a variety of risks related to our convertible subordinated notes.

We face a variety of risks with respect to our convertible subordinated notes due in 2008 (“Notes”), including the following:

•             we have significantly increased our leverage as a result of the sale of the Notes which could have an adverse impact on our ability to obtain additional financing for working capital;

•             we may be limited in our ability to purchase the Notes in the event of a change in control, either for cash or stock, which could result in our defaulting on the Notes at the time of the change in control, and purchases for stock would be subject to market risk; and

•             hedging transactions related to the Notes and our common stock and other transactions, as well as changes in interest rates and our creditworthiness, may affect the value of our common stock.

In addition, we are subject to various covenants pursuant to the terms of the indenture governing the Notes (the “Indenture”). Should we fail to comply with certain covenants in the Indenture, including covenants requiring us to file certain reports required to be filed pursuant to the Exchange Act (the “SEC Reports”) with the Securities and Exchange Commission (the “SEC”) and to provide the trustee for the notes (the “Trustee”) with copies of such reports and certain certificates regarding our compliance with our obligations under the Indenture, the Trustee or the holders of 25% of the aggregate principal amount of the Notes outstanding (the “25% Holders”) could accelerate the maturity of the Notes and the Notes could become immediately due and payable.  In the past, there have been delays in filing such reports: For example, as of November 9, 2006 and continuing through the date hereof there has been a delay in the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “2006 Q3 Form 10-Q”), our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “2007 Q1 Form 10-Q”), and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the “2007 Q2 Form 10-Q,” and together with the 2006 Q3 Form 10-Q, the 2006 Form 10-K, and the 2007 Q1 Form 10-Q, the “Delayed Reports”). We received a notice from the Trustee on May 31, 2007, asserting that our failure to file the 2006 Q3 Form 10-Q, the 2006 Form 10-K and the 2007 Q-1 Form 10-Q had resulted in a default under the Indenture, and that if we failed to file such reports within 60 days, an event of default would arise under the Indenture.

In July 2007, we sought and obtained the requisite consents from holders of the Notes to certain amendments to the Indenture, which provide that (i) any failure by us to file SEC Reports with the SEC and provide copies of such reports and certain certificates to the Trustee prior to 5:30 p.m. New York City time on October 15, 2007 (the “Expiration Date”) will not cause a default under the Indenture, (ii) any such failure continuing after the Expiration Date would cause a default under the Indenture, which would be deemed to have occurred as of the Expiration Date, and (iii) we will pay additional interest on the Notes of (a) 6.75% annually from January 9, 2007 to and including July 25, 2007, and (b) 10.0% annually from and including July 26, 2007 to the date the Notes are paid, prepaid, converted, redeemed or otherwise cease to be outstanding (in each case, in addition to interest of 7/8% annually, as provided by the Indenture, without regard to any amendments). Thus, if we fail to file the SEC Reports and deliver copies of such reports and certain certificates to the Trustee on or prior to October 15, 2007, the Trustee or the 25% Holders may give notice to us asserting that such failure caused a default under the Indenture, which, if not cured within 60 days after the date the notice is effective, would cause an event of default under the Indenture.  If an event of default were to occur, the Trustee or the 25% Holders would have the right to accelerate the maturity of the Notes and declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable, as described above. No assurance can be given that we would be able to obtain the requisite consents of the Holders to a further amendment to the Indenture, providing for a waiver of compliance with covenants in the Indenture relating to the filing of SEC Reports, on acceptable terms or at all.  If an event of default under the Indenture were to occur, and the maturity of the Notes were accelerated, and all unpaid principal and accrued interest is declared immediately due and payable, our business would be seriously harmed.  If we have not filed the SEC Reports, our ability to raise additional capital may be limited, and specifically, we would not be able to refinance indebtedness under the Notes from the proceeds of an issuance of new convertible notes.  In addition, if we are able to raise capital to refinance indebtedness under the Notes by issuing new convertible notes, the terms of such notes may be significantly less favorable than the terms of the Notes, and may cause greater dilution to holders of our common stock.

Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from the NASDAQ Stock Market.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“Q3 2006 Form 10-Q”), our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the period ended March 31, 2007 (“Q1 2007 Form 10-Q”) and our Quarterly Report on Form 10-Q for the period ended June 30, 2007 (“Q2 2007 Form 10-Q”), we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934.  Although we have now filed this Q3 2006 10-Q and our Form 10-K, we have not yet filed our Q1 2007 Form 10-Q and Q2 2007 Form 10-Q and thus continue not to be in full compliance with this rule. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ Stock Market.

In connection with our failure to timely file our periodic reports, we received four NASDAQ Staff Determination letters, dated November 15, 2006, March 7, 2007, May 16, 2007 and August 13, 2007, respectively, stating that, as a result of each of these non-timely filings, we were not in compliance with the requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Stock Market. We appealed the November 15, 2006 determination to the Nasdaq Listing Qualifications Panels (the “Panel”) and were granted a conditional extension to our request for continued listing until April 16, 2007. On April 17, 2007 the Panel extended the deadline for filing our Q3 2006 Form 10-Q  to May 14, 2007.  The Panel also extended the deadline for filing our 2006 Form 10-K until July 16, 2007.  On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council (“Listing Council”) to review the April 17, 2007 decision of the Panel.  On May 14, 2007, the Listing Council called the Panel’s decision for review and requested that we provide an update on our efforts to file our delinquent filings.  We have continued and continue to comply with that request.  In addition, the Listing Council stayed the Panel’s decision that required us to file our Q3 2006 Form 10-Q by May 14, 2007, and to file our 2006 Form 10-K by July 16, 2007.  On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements.

If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ Stock Market. If our shares of common stock are delisted from the NASDAQ Stock Market, they may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ Stock Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 21, 2006, the Company held its annual meeting of stockholders. As of May 25, 2006, the record date for the annual meeting, there were 121,089,996 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting. The following proposals were submitted to a vote of the stockholders:

(i)                                     To elect the following two Class III directors to serve for a term expiring on the date on which the annual meeting of stockholders is held in the year 2009.

Election of Directors	Votes for	Votes Withheld
Jeff Clarke	103,480,609	1,809,464
Hong Liang Lu	101,449,620	3,840,453

There were no broker non-votes on this matter. As a result, Messrs. Clarke and Lu were elected as Directors of the Company.  Other directors whose terms of office continued after the meeting were as follows:

Class I (Term Expiring 2007)	Class II (Term Expiring 2008)

Thomas Toy	Larry D. Horner

Ying Wu	Allen Lenzmeier

(ii)        To adopt and approve the 2006 Equity Incentive Plan, which would govern the grant of incentive awards to the Company’s service providers, including (a) stock options, (b) stock appreciation rights, (c) restricted stock, (d) restricted stock units, (e) performance shares and performance units, and (f) other stock or cash awards.

For	Against	Abstain
46,952,724	7,245,445	667,710

There were 50,424,194 broker non-votes on this matter. As described in the Company’s definitive proxy statement as filed with the SEC on June 21, 2006, broker non-votes are counted for purposes of establishing quorum but do not effect the outcome of the proposal being voted on because they are not considered votes cast. As a result, the 2006 Equity Incentive Plan was approved and adopted.

 (iii)        To ratify and approve the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending December 31, 2006.

For	Against	Abstain
102,151,544	2,620,700	517,829

There were no broker non-votes on this matter. As a result, the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company was ratified.

ITEM 5—OTHER INFORMATION

Amended and Restated Change of Control Severance Agreement with Francis Barton

We entered into an Amended and Restated Change of Control Severance/Involuntary Termination Agreement dated August 23, 2006 with Mr. Barton (“Barton Severance Agreement”).  The Barton Severance Agreement provides that if Mr. Barton’s employment with us terminates as a result of an involuntary termination at any time within 18 months after a change of control, or any other regular involuntary termination during the period of employment, (i) Mr. Barton will be entitled to 24 months of base salary as in effect as of the date of such termination, payable in a lump sum within 30 days of termination, and 100% of the bonus for the year in which termination occurs, (ii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to Mr. Barton prior to the change of control will become fully vested and/or exercisable to the extent such equity awards are outstanding and/or unexercisable at the time of such termination, (iii) Mr. Barton would be permitted to exercise such vested equity awards for the shorter period of (a) 12 months from the date of termination and (b) the remaining term of the respective equity awards, and (iv) we will continue to provide Mr. Barton the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to the COBRA, or 12 months from the termination date.

The Barton Severance Agreement also provides that if Mr. Barton’s employment with us terminates as a result of a regular involuntary termination during the period of employment apart from a change of control, (i) Mr. Barton will be entitled to 24 months of base salary as in effect as of the date of such termination, payable in a lump sum within 30 days of termination, and 100% of the bonus for the year in which termination occurs, (ii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to Mr. Barton will become fully vested and/or exercisable to the extent such equity awards are outstanding and/or unexercisable at the time of such termination, (iii) Mr. Barton would be permitted to exercise such vested equity awards for the shorter period of (a) 12 months from the date of termination and (b) the remaining term of the respective equity awards, and (iv) we will continue to provide Mr. Barton the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to the COBRA or 12 months from the termination date. The Barton Severance Agreement is filed as Exhibit 10.15 to this Form 10-Q for the quarter ended September 30, 2006.

If Mr. Barton’s employment with us terminates other than as a result of a change of control or other involuntary termination, Mr. Barton shall not be entitled to receive severance or other benefits under the Barton Severance Agreement.

Amended and Restated Change of Control/Involuntary Severance Agreement with Ying Wu

On November 14, 2006, we entered into an Amended and Restated Change of Control/Involuntary Termination Severance Agreement with Mr. Ying Wu, our then Executive Vice President, Vice Chairman of the Board and Chairman and Chief Executive Officer of our subsidiary, UTStarcom China Co., Ltd. (“Wu Severance Agreement”).  The Wu Severance Agreement provided that if Mr. Wu’s employment with us terminated as a result of an involuntary termination at any time within 18 months after a change of control, (i) Mr. Wu would be entitled to 24 months of base salary as in effect as of the date of such termination payable in a lump sum within 30 days of termination, and 100% of the bonus for the year in which termination occurred, (ii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to Mr. Wu prior to the change of control would become fully vested and/or exercisable, to the extent such equity awards were outstanding and/or unexercisable at the time of such termination, (iii) Mr. Wu would be permitted to exercise such vested equity awards for the shorter period of (a) 12 months from the date of termination and (b) the remaining term of the respective equity awards, and (iv) we would continue to provide Mr. Wu the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA, or 12 months from the termination date.

The Wu Severance Agreement also provided that if Mr. Wu’s employment with us terminated as a result of a regular involuntary termination during the period of employment apart from a change of control, (i) Mr. Wu would be entitled to 12 months of base salary as in effect as of the date of such termination, payable in a lump sum within 30 days of termination, and 100% of the bonus for the year in which termination occurred, (ii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to Mr. Wu would become fully vested and/or exercisable to the extent such equity awards were outstanding and/or unexercisable at the time of such termination, (iii) Mr. Wu would be permitted to exercise such vested equity awards for the shorter period of (a) 12 months from the date of termination and (b) the remaining term of the respective equity awards, and (iv) we would continue to provide Mr. Wu the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the termination date.

If Mr. Wu’s employment with us terminated other than as a result of a change of control or other involuntary termination, Mr. Wu would not be entitled to receive severance or other benefits under the Wu Severance Agreement.  The Wu Severance Agreement is filed as Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Mr. Wu’s employment with the Company and its subsidiaries terminated on June 1, 2007.  Mr. Wu is eligible to receive severance benefits for involuntary termination without a change in control in accordance with the terms of the Wu Severance Agreement as described above, such payments to total $998,768.83 (comprised of $550,000 in base salary, $440,000 in bonus, subject to applicable withholding, and $8,768.83 for health care premiums).

Amended and Restated Change of Control/Involuntary Severance Agreement with William Huang

We entered into an Amended and Restated Change of Control/Involuntary Termination Severance Agreement dated August 21, 2006 with Mr. Huang (“Huang Severance Agreement”).  The Huang Severance Agreement had the same terms and conditions as the Wu Severance Agreement described above.  The Huang Severance Agreement is filed as Exhibit 10.14 to this Form 10-Q for the quarter ended September 30, 2006.  Mr. Huang voluntarily resigned as our Senior Vice President and Chief Technology Officer effective on December 31, 2006.  In connection with his departure, Mr. Huang did not receive any severance payments or benefits under the Huang Severance Agreement.  However, Mr. Huang received payments for his accrued but unpaid time off and floating holiday benefits in an amount of $67,305.

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION
3.1

Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on December 12, 2003)

3.2	First Amended and Restated Bylaws of UTStarcom, Inc., as amended (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on November 11, 2006)

4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.

4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of Form S-1/A filed with the SEC on February 7, 2000)

4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999. (incorporated by reference to Exhibit 4.2 of Form S-1 filed with the SEC on December 20, 1999)
4.4

Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008. (incorporated by reference to Exhibit 4.4 of Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003)

4.5

First Supplemental Indenture, dated January 9, 2007, by and between the Company and U.S. Bank National Association. (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed with the SEC on January 10, 2007)

4.6

Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC, as amended on January 14, 2004. (incorporated by reference to Exhibit 4.7 of Form 10-K filed with the SEC on April 15, 2005)

4.7

Consent Solicitation Statement dated December 22, 2006 related to the Company’s 7/8% Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed with the SEC on December 22, 2006)

4.8

Amended Letter of Consent related to the Company’s 7/8% Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K filed with the SEC on January 8, 2007)

4.9

Supplemental Consent Solicitation Statement dated January 8, 2007 related to the Company’s 7/8% Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed with the SEC on January 8, 2007)

4.10

Second Consent Solicitation Statement dated July 19, 2007 relating to the Company’s Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on July 19, 2007)

4.11	Letter of Consent relating to the Company’s Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed with the SEC on July 19, 2007)

4.12

Second Supplemental Indenture, dated July 26, 2007, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on July 30, 2007)

10.1*(1)	UTStarcom, Inc. 2006 Equity Incentive Plan (2006 EIP)

10.2*(1)	Form of Stock Option Award Agreement to be used with 2006 EIP

10.3*(1)	Form of Stock Option Award Agreement for Directors and Officers to be used with 2006 EIP

10.4*(1)	Form of Restricted Stock Agreement to be used with 2006 EIP

10.5*(1)	Form of Restricted Stock Unit Agreement to be used with 2006 EIP

10.6*	Offer Letter to Viraj Patel dated November 2, 2005.

10.7*	Offer Letter to Mark Green dated December 19, 2005.

10.8*	Offer Letter to David King dated April 3, 2006.

10.9*	Employment Agreement by and between Philip Christopher and UTStarcom, Inc. dated June 11, 2004.

10.10*	Severance Agreement and Release by and between Michael J. Sophie and UTStarcom, Inc. dated April 13, 2006.

10.11++	Strategic Alliance Agreement by and between Pantech & Curitel Communications and UTStarcom, Inc., dated September 25, 2006.

10.12*	UTStarcom, Inc. Vice President Change in Control and Involuntary Termination Severance Pay Plan

10.13*	UTStarcom, Inc. Executive Involuntary Termination Severance Pay Plan

10.14*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between William X. Huang and UTStarcom, Inc. dated August 21, 2006.

10.15*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc. dated August 23, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, plan or arrangement
++	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission for confidential treatment.
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, which was filed with the Securities and Exchange Commission on July 27, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: October 10, 2007	By:	/s/ Francis P. Barton
Francis P. Barton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)