Form 10-K
period 2006-12-31
UTSTARCOM INC
filed 2007-10-10
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Common Stock, $0.00125 par value

(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was approximately $580,658,573 based upon the closing price of $5.61 reported for such date on The NASDAQ Stock Market, LLC. As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $769,074,909 based upon the closing price of $7.79 reported for such date on The NASDAQ Stock Market, LLC. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

As of September 30, 2007, the registrant had 121,294,645 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

UTSTARCOM, INC.

ADDITIONAL INFORMATION

UTStarcom (which may be referred to as the Company, we, us, or our) means UTStarcom, Inc. or UTStarcom, Inc. and its subsidiaries, as the context requires. The name UTStarcom is a registered trademark of UTStarcom, Inc.

In this Annual Report on Form 10-K, references to and statements regarding China refer to mainland China, references to U.S. dollars or $ are to United States Dollars, and references to Renminbi are to Renminbi, the legal currency of China.

Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of $7.80 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2006.

Throughout this Annual Report on Form 10-K we incorporate by reference certain information from other documents filed with the Securities and Exchange Commission (the SEC). Please refer to such information at www.sec.gov.

UTStarcom’s public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available free of charge at our website, www.utstar.com. The information contained on our website is not being incorporated herein.

This Annual Report on Form 10-K contains forward-looking statements. Beginning on page 28 we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

EXPLANATORY NOTE

Our consolidated financial statements and financial information in this Annual Report on Form 10-K for accounting periods prior to the third quarter of 2006 have been restated.

Summary

In July 2007, the Company announced the Audit Committee was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Annual Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been. The net effect at December 31, 2005 was to reduce and defer previously recognized revenue and gross profit of $278.6 million and $97.7 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduces our previously reported operating results for this period.

In restating our previously issued financial statements for the investigations described above, we also corrected other previously reported amounts. We corrected our reporting for $80.3 million of net sales to certain third party resellers and $41.2 million of associated cost of net sales in 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to one of our significant shareholders, SOFTBANK CORP. The accounts receivable from these sales was similarly reclassified into accounts receivable from related parties in our 2005 balance sheets. We also corrected our reporting of $6.3 million of time deposits at March 31 and June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in these balance sheets and in the statements of cash flows for the March and June 2006 reporting periods. The corrections for all 2006 and 2005 interim periods have been recorded in the condensed consolidated financial statements included in Exhibit 99.1 of this Annual Report.

None of these restatements has any effect on any of our December 31 cash balances; however, cash equivalents were reduced in the March and June 2006 periods due to the reclassifications described above.

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

The Stock Option Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under our stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date. Guidance in a September 19, 2006 letter publicly issued by the SEC’s Chief Accountant focuses on the concept that a measurement date under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), the accounting standard governing our stock option accounting through 2005, does not occur until the number of shares an individual employee is entitled to receive and the exercise price is determined with finality (i.e., no longer subject to change). This is the date on which substantive approval occurred, and depending on a company’s facts and circumstances the guidance from the SEC discussed above recognizes a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred—such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the company’s option granting practices.

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

The findings of this review are summarized as follows:

				Measurement date changed
				additional	no additional
	Number of	Grants	No change	compensation	compensation
Grant Type	grants	tested	required	expense required	expense required (1)
Discretionary Director & Officer	16	16	8	4	4
Automatic Director	5	5	5	—	—
Broadbase	8	8	—	6	2
Acquisition	10	10	10	—	—
New Hire	166	48	48	—	—
Other Merit	96	41	4	21	16
Total	301 (2)	128	75	31	22

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

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We are restating our unaudited condensed consolidated financial statements for the first and second fiscal quarters of 2006, included in Exhibit 99.1, to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 - 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002 - 2005 with incorrect measurement dates were recalculated. We are also recording additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

Those stock option grants with corrected measurement dates have also been restated using the fair value based measurement principles of Statement of Financial Accounting Standards 123 Accounting for Stock-Based Compensation (“SFAS 123”) to present, in Note 2, “Restatement of Financial Statements” of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report, the pro forma effect on stock-based compensation expense, net income (loss), and earnings (loss) per share amounts in 2004 and 2005 of using the fair value based method to determine stock-based compensation expense rather than using APB 25’s intrinsic value method. Such disclosure is required in financial statements for periods prior to the adoption of SFAS 123(R).

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

The corrections for the stock option restatement are to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Non-cash stock compensation	Payroll taxes	Income taxes	Net income
1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000 - 2005 Total	25,550	1,501	(992)	(26,059)

2006 quarter ended
March 31	662	9	—	(671)
June 30	504	6	—	(510)
	$26,716	$1,516	$(992)	$(27,240)

The Governance Committee’s review found 17.9 million stock options of the 28.8 million options granted on our Common Stock during 2000 through 2005 had incorrect measurement dates. Using the corrected measurement dates, 7.6 million stock options had exercise prices that exceeded the closing price of our Common Stock and therefore had no intrinsic value to be accounted for under APB 25, and 10.3 million stock options had intrinsic value because their exercise prices were below the closing price of our Common Stock. These 10.3 million stock options resulted in an increase in additional non-cash stock-based compensation expense of $24.3 million, and an additional $1.5 million of payroll tax related expenses during 2000 - 2005 partially offset by $0.5 million of income tax benefit as shown in the above table. Of the 10.3 million stock options resulting in additional non-cash stock-based compensation expense, 2.0 million options were granted to officers and directors and resulted in $6.1 million of additional non-cash stock-based compensation expense.

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

Summary of Restatement Amounts

The following table presents the decrease in net earnings from the restatement for each restated year:

	Net income	Restatement adjustments
	(loss), as previously	China Sales	Stock Options	Total	Net income (loss),
Year ended December 31,	reported	(Decrease) Increase			as restated
		(in thousands)
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)

2006 quarter ended
2006 Q1	1,360	(671)	689
2006 Q2	(371)	(510)	(881)
	$(96,677)	$(27,240)	$(123,917)

The effect these corrections on diluted earnings (loss) per share for 2002 to 2005 are as follows:

	Diluted earnings
	(loss) per share,	Restatement amounts			Diluted earnings
Year ended December 31,	as previously reported	China sales	Stock options	Total restatement	(loss) per share, as restated
2002	0.94	(0.17)	(0.06)	(0.23)	0.71
2003	1.70	(0.05)	(0.09)	(0.14)	1.56
2004	0.54	(0.14)	(0.00)	(0.14)	0.40
2005	(4.16)	(0.36)	(0.03)	(0.39)	(4.55)

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections is as follows (in thousands):

Increase (decrease) in additional paid-in capital and deferred stock compensation:
Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)
Net increase in additional paid-in capital and deferred stock compensation	25,972
(Increase) decrease in retained earnings:
Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325
Net increase in retained earnings	(59,464)
Net decrease in stockholders’ equity at December 31, 2003	$(33,492)

SEC Filings to Report Restatements

This Annual Report includes restatements of the following previously filed financial statements and related information: (1) our consolidated financial statements as of December 31, 2005 and for the fiscal years ended December 31, 2004 and 2005; (2) unaudited Quarterly Financial Data for the first two quarters in the fiscal year ended December 31, 2006 and for all quarters in the fiscal year ended December 31, 2005; (3) Segment Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations for these periods; and (4) Selected Consolidated Financial Data as of and for the years ended December 31, 2005, 2004, 2003 and 2002. All financial information in this Annual Report also gives effect to prior restatements of our financial statements reported in our Annual Reports for 2003 and 2005.

Concurrently with the delayed filing of this Annual Report with the SEC, we are also filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 which has not been filed previously. We expect to file our currently delinquent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 shortly. These Form 10-Q quarterly reports will include complete restated financial statements for the three and nine month periods ended September 30, 2005; the three month period ended March 31, 2006, and the three and six month periods ended June 30, 2006, respectively. Additionally, Exhibit 99.1 of this Annual Report contains restated condensed consolidated balance sheets and statements of operations as of and for the three month and year to date periods ended June 30, 2006, March 31, 2006, September 30, 2005, June 30, 2005 and March 31, 2005. Exhibit 99.1 also contains restated condensed consolidated statements of cash flows for the three months ended March 31, 2006 and the six months ended June 30, 2006, which give effect to the corrections for the aforementioned 2006 error in the classification of certain time deposits, the restated condensed consolidated statement of operations for the three month period ended December 31, 2005, and the restated condensed consolidated balance sheet at December 31, 2004. This follows guidance issued by the SEC concerning presenting information about the effects of restating previously issued financial statements for the effects of correcting errors in prior stock option accounting. Pursuant to this guidance we do not intend to amend any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements and such reports should not be relied upon.

PART I

ITEM 1—BUSINESS

OVERVIEW

We design, manufacture and sell telecommunications infrastructure, handsets and customer premise equipment and provide services associated with their installation, operation, and maintenance. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and their subscribers around the world. While historically the vast majority of our sales have been to service providers in China, we have expanded our focus to build a significant presence in many global markets and currently sell our products in several established and emerging growth markets, which include North America, Japan, India, Central and Latin America, Europe, the Middle East, Africa and Southeast and North Asia.

UTStarcom was incorporated in Delaware in 1991. Our headquarters are based in Alameda, California, with research and design operations in the United States, Canada, China, India and Korea. Our primary mailing address is 1275 Harbor Bay Parkway, Alameda, California, 94502. We can be reached by telephone at (510) 864-8800 and our website address is www.utstar.com. All of our SEC filings can be found under the Investor Relations section of our website or at the SEC’s website at www.sec.gov and are available free of charge.

OUR OBJECTIVE

Our objective is to be a leading global provider of Internet Protocol (“IP”) -based communications products and services. We seek to differentiate ourselves by developing innovative, first-to-market products that are designed to integrate multiple functionalities and deliver multiple revenue-generating services on a single technology platform, reduce network complexity, and enable a migration to a new generation of network technologies. Our products and software are designed to make carrier deployments, maintenance and upgrades both economical and efficient, allowing operators to earn a high return on their investment.

OUR STRATEGY

Because our products are IP-based, our customers can more easily integrate our products with other industry standard hardware and software. Additionally, we believe we can introduce new features and enhancements that can be cost effectively added to our customers’ existing networks. IP-based devices can be changed or upgraded in modules, saving our customers the expense of replacing their entire system installation. Our strategy is built upon the following key concepts:

•       identify key technology shifts and trends before our competitors;

•       develop differentiated products, which are designed to offer new and innovative revenue-generating features and enhanced functionality for our customers;

•       reduce overall operational and deployment costs of our customers’ networks, enabling them to meet the demands of a greater number of consumers by expanding their addressable markets; and

•       develop tailored products and services to suit customers’ current needs and to anticipate future needs.

KEY STRENGTHS

Our key strengths in the implementation of our strategy include the following factors:

A History of Technology Innovation

Since our inception, we have focused on the development of new innovative communications technologies and products that are designed to differentiate us from our peers and create new market opportunities for our carrier customers. For example, we helped create a new market for wireless telephony in China based upon the development of our Personal Access Service and IP-based Personal Access Service (collectively “PAS”) products offering a low-power, low-cost alternative to traditional mobile telephony. We believe PAS became successful with traditional wireline carriers because it enabled them to build upon their existing fixed-line networks to offer their consumers wireless mobile services. This service, while limited in range to each specific city or region in which it was offered, afforded a low-cost alternative to more expensive traditional cellular services. The rapid rate of adoption for PAS positioned us as one of the leading wireless infrastructure and handset providers in China and to date over 52 million subscribers are using services supported by our technology.

A Significant Customer Base and Leverage in China

Over the course of several years, we have built an extensive administrative, research and development, manufacturing, and sales and support infrastructure in China. We believe this infrastructure allows us to focus our engineering, product development and sales and marketing efforts to quickly identify and address our customers’ needs. In addition, our low-cost research and development and manufacturing capabilities in China allow us to be competitive on a cost and pricing basis for our products. Finally, by virtue of its large population and low teledensity, or the number of telephones per person in a region, and our significant customer deployments, the China market provides a highly conducive platform for us to deploy our most advanced technology in substantial volume. We believe that our infrastructure, cost efficiencies, and research and development advances in China provide a significant platform and strategic advantage for our global success.

A Commitment to Carrier Value

We believe we have been able to develop strong relationships with our customers by delivering complete product lines that are designed to enable carriers to capitalize on economies of scale and to easily customize and extend their service offerings. To ensure our products deliver the most value, the UTStarcom product architecture is designed to allow carriers to offer a full range of services over multiple access networks, whether wireless or wireline. Our wireless products support a broad range of frequencies for cost-effective deployment worldwide and our broadband products support both copper- and fiber-based access. To help ensure we offer high value solutions at a low cost, we leverage our design, development, and manufacturing facilities in China.

A Focused Global Market Diversification Initiative

In 2006, we continued to focus on the diversification of our global customer base and market penetration. Our diversification strategy involves a combination of internal efforts and strategic acquisitions. In order to better address new markets outside of China we introduced a number of new products including our Continuity™ solutions for the Fixed Mobile Convergence market; the F3000 portable WiFi handset; and Evolution Voice Data Only rev A capability for MovingMedia 2000.

Our acquisition of selected assets of the wireless handset division of Audiovox Corporation in November of 2004 enhanced our ability to gain access to some of the largest and most stable operators worldwide, particularly in the United States. As a result of this acquisition, the United States has become our largest market, representing 55% of net sales in 2006.

In addition to the large telecommunications service providers in well-established markets, we also target carriers in emerging markets, such as Philippines Long Distance Telephone Company in the Philippines, Vonage Holdings Corporation in the United States, Reliance Infocomm Ltd. in India and Brazil Telecom in Brazil, which have all focused their network deployments on IP-based voice, data and video services.

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

MARKETS AND CUSTOMERS

Our products and services are being deployed and implemented in regions throughout the world in markets including China, Japan, India, Central and Latin America, Europe, Africa, North America, Asia and the Middle East. Historically, China has been our largest market, representing 32%, 30%, and 79% of our net sales in 2006, 2005 and 2004, respectively. With the acquisition of selected assets from Audiovox Corporation in November 2004, sales in the United States have grown to 55% of net sales in 2006 compared to 46% and 13% in 2005 and 2004, respectively. Additional markets and customer information is included in the discussion of business segments below.

Global Customers

Our customers, typically telecommunications service providers, enable delivery of wireless and broadband access services including data, voice, and/or video to their subscribers. They include, but are not limited to, local, regional, national and international telecommunications carriers, including broadband, cable, Internet, wireline and wireless providers. Telecommunications service providers typically require extensive proposal review, product certification, test and evaluation, network design, and, in most cases, are associated with long sales cycles. Our customers’ networking requirements are influenced by numerous variables, including their size, the number and types of subscribers that they serve, the relative teledensity of the geography served, their subscriber demand for wireless and wireline communications, and access services in the served geography.

Global Sales and Service

Our worldwide sales organization consists of managers, sales representatives, network consultants and technical support personnel. We have field sales offices in various locations including China, Japan, India, Central and Latin America, Europe, Africa, North America, Asia and the Middle East. We operate six retail facilities for end-user devices under the name Quintex® and license the trade name Quintex® to six outlets in selected markets in the United States. We continue to increase our penetration of these markets in several ways:

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

Competition

We compete in the telecommunications equipment market, providing infrastructure products, consumer products and services for transporting data, voice and video traffic across traditional and IP-based networks.

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

By contrast, our competitive disadvantages include our relatively smaller size in terms of revenues and working capital, and number of employees as compared to many of our competitors, our lack of history and experience in selling to many of the largest carriers in well-established markets and our lack of consumer brand recognition in markets outside of China.

TECHNOLOGY AND PRODUCTS

Our technology focus centers on an IP-based softswitch core network architecture that creates a single platform for delivering multiple services to the end user of the telecommunications network. A softswitch is a software-based system for handling call management functionality that has historically been handled by a large hardware switch device in a traditional telephone network. Our IP-based softswitch is a technological approach to telephony networking where all of the capability for the delivery of telephone services resides in easily adaptable IP-based software. A softswitch is designed to reduce the cost of long distance and local exchange switching and to create new differentiated voice, data and video services. In contrast, legacy networks are based on the delivery of a single service, such as voice or data. If a service provider operating a traditional network wanted to offer multiple services, it would have to build, run and maintain a separate network for each service, including separate billing, network management and support functionalities, adding significant costs to the carrier’s operating model. A multi-service, IP-based core network is designed so that all services can be converged onto one platform with one billing, network management and support function for all services. In addition, because it is largely software-based, an IP network is by design more cost-effective to run and maintain than traditional infrastructure technologies. All of our products are interoperable and can be integrated into a single IP-based network. We intend to continue to support our IP-based wireless and broadband services and enhance their functionality for deployment in all global markets. We also intend to continue our research and development efforts on future IP-based access services.

Our IP-based softswitch architecture (“mSwitch”) is a diverse assembly of software and hardware-based networking elements designed to replace traditional central office telephone switches. Our mSwitch enables the delivery of a common set of features and services over a variety of access networks, whether wireless or wireline. Our products are designed to support a variety of services, including broadband and narrowband access, call control of telephone and data communications and delivery of next generation features not offered by the traditional fixed line switching infrastructure, including IP-based television (“IPTV”).

mSwitch Platform

Our mSwitch® is a flexible IP-based platform designed to provide voice communications over an IP network. The mSwitch® product family supports three primary solutions:

•       IP-based Personal Access System (“iPAS”) Wireless Local Service;

•       Next Generation Network (“NGN”) Voice over Internet Protocol (“VoIP”); and

•       Fixed Mobile Convergence.

mSwitch® enables service providers to migrate from existing circuit platforms to a next generation IP-based packet switch architecture, or to launch new applications in a greenfield environment. Our mSwitch® portfolio is a carrier-class next generation switching product family that enables service providers to:

•       Deploy a converged core switching network that supports both wireline and wireless endpoints;

•       Enable application delivery across diverse access points;

•       Maintain consistent end user experience regardless of method of access to the applications;

•       Protect investment in their core infrastructure;

•       Deploy a scalable, modular system; and

•       Enjoy the benefits of an Operation Support System /Network Management System suite designed to integrate seamlessly with the service provider’s existing network.

Business Segments

In organizing our extensive product portfolio, we have created four individual operating units: Network Solutions, Personal Communication Division (“PCD”), Handsets and Global Services & Support International (“Services”).

•       Network Solutions: Our Network Solutions operating unit provides is products and services through two reporting segments; Broadband Infrastructure and Wireless Infrastructure. Our Wireless Infrastructure segment designs, builds and sells software and hardware products that enable end users to send and receive voice and data communication in either a fixed or mobile environment. Our Broadband Infrastructure segment designs, builds and sells software and hardware products that enable end users to access high-speed, cost effective wireline data, voice and media communication.

•       Personal Communications Division: Our Personal Communications Division markets, sells and supports handsets other than PAS handsets for markets other than China. Most of our handset sales in 2005 and 2004 were designed and built by other manufacturers, however, in 2005 we began shipping handsets designed and manufactured by us and for the 2006 fiscal year handsets manufactured by us made up approximately 36% of the total unit sales.

•       Handsets: Our Handset segment designs, builds and sells consumer devices that allow customers to access wireless services. All handset revenues within China are included in this segment.

•       Services: Our Services segment provides service and support for Wireless Infrastructure and Broadband Infrastructure customers in the areas of planning, deployment, operations and ongoing maintenance.

Our products within each of these categories, excluding services, include multiple hardware and software subsystems that can be offered in various combinations to suit individual carrier needs. Our system products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, IP and wireless network rollouts. Our products are also designed for quick and cost-effective transition to future network technologies, enabling our customers to make the best use of their existing infrastructure. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Net Sales,” for a discussion of our net sales by business segment.

NETWORK SOLUTIONS

Wireless Infrastructure

The products in our Wireless Infrastructure segment are based on a variety of leading worldwide mobile interface standards, including: Personal Handyphone System (“PHS”) and CDMA2000. Our Wireless Infrastructure business accounted for approximately 17%, 15% and 49% of revenues in 2006, 2005 and 2004, respectively. All of our wireless products are designed to offer a full suite of integrated, customizable, voice and value-added services, including text messaging services, web browsing, e-mail, voice mail, and Internet access.

Personal Access System

Our Personal Access System family of wireless core infrastructure equipment, based on the PHS standards developed by The Association of Radio Industries and Telecommunication Technology Committee in Japan, is designed to help our customers create new revenue opportunities with high quality wireless voice and data services. Approximately 79% of our Wireless Infrastructure revenue is derived from our PAS product.

With the UTStarcom iPAS wireless access network, operators can migrate their current wireline network to an IP-based PHS wireless network that provides wireless voice and data services within a city or community. With this new system, service providers can offer new wireless services, such as citywide mobility, same-number wireless extension, email, mobile Internet access, text messaging and location-based services.

The iPAS wireless access network offers several advantages:

•       Common platform for both wireline and wireless—offers a complete set of wireline and wireless services: Plain Old Telephone Service, Integrated Services Digital Network, citywide mobility, text messaging, email, location-based services, mobile Internet access.

•       Flexible deployments—integrates iPAS into the existing public network or deploy it as an independent network over a unified IP-based core network with advanced softswitch architecture. As a result, service providers can cost-effectively deploy services to meet subscriber demands.

•       High-performance softswitch platform—scales an iPAS network to support from 10,000 to more than five million subscribers with a softswitch server cluster and multi protocol gateways. With its softswitch architecture, customers can migrate seamlessly to Third-Generation Cell-Phone Technology services over a unified IP-based core network.

•       Centralized Web-based operations support system—simplifies network operations by concentrating all supporting functions, such as subscriber management, service provisioning, network management, billing processing, and customer care, into one centralized network operation center. With the Web-based interface, maintenance personnel or subscribers can access the service remotely over the Internet.

•       Wide selection of subscriber devices—allows customers to choose the easiest access: a PHS handset or personal station for citywide mobility, a fixed subscriber unit for fixed wireless access, a Personal Handyphone System Internet Access Forum Standard data suite device for high-speed Internet access, or any combination of these.

CDMA 2000 Wireless Voice and Data Products

CDMA stands for Code Division Multiple Access and is one of the main technologies currently used in digital wireless communications networks. CDMA 2000 is popularly referred to as the third-generation (“3G”) technology for CDMA and has greater voice capacity, data capacity and data speed than CDMA. Additionally, CDMA 2000 technology enables a range of new features including broadband Internet access, music downloads, push-to-talk communications, streaming video and remote corporate access.

In the fall of 2004, we introduced MovingMedia 2000, the first IP-based infrastructure product for CDMA 2000 designed to offer cost effective CDMA coverage in urban, rural and campus environments. The MovingMedia 2000 product line provides mobile operators with end-to-end IP-based infrastructure enabling voice and data services to end-users. Based on Third Generation Partnership Project (“3GPP2”) standards specifications, we believe our MovingMedia 2000 is an ideal solution for both incumbent and greenfield CDMA operators. MovingMedia 2000 allows CDMA operators to transition to an all IP-based network, resulting in significant backhaul cost savings and the ability to offer new value-add services.

Fixed Mobile Convergence

Our Continuity™ Fixed Mobile Convergence product provides a way for users to inter-connect to either a wireline or cellular network regardless of which network they are currently on. With our Continuity™ solution, users can access their services seamlessly regardless of their location, device, or network access method.

Continuity™ has been designed for all types of carriers but in particular, for wireline carriers that want to provide mobility services by utilizing their lower cost wireline assets. Continuity™ allows wireline operators to enter the mobile service market using Wireless Fidelity (“WiFi”) as a complementary alternative to a traditional cellular network. Continuity™ is also intended for mobile operators to provide their users with the same value-added features as wireline providers and to further improve their cellular coverage by using lower cost WiFi technology.

Markets and Customers

In 2006, our largest market for Wireless Infrastructure products was China, which equaled approximately 80% of revenues for the segment. We believe that China continues to be one of the largest and most important wireless markets in the world with GDP growth of more than 9% over the past several years and a relatively low fixed and mobile teledensity rate of just 28% and 35%, respectively. China is currently undergoing an evolution of wireless technology, as their regulatory authority, the Ministry of Information Industry, is preparing to issue new 3G operating licenses. As such, wireless infrastructure spending is expected to shift from traditional PAS and other second generation technologies to new 3G technology over the next several years. This caused a decline in spending for our PAS products which led to an overall decline in Wireless Infrastructure product revenues by 2% and 66% in 2006 and 2005, respectively. In 2006, sales in the Jiangsu Province and in the Zhejiang Province accounted for approximately 15% and 10%, respectively, of sales for the Wireless Infrastructure segment.

Outside of China, key markets we are targeting for Wireless Infrastructure include India, Japan, Latin America, Europe and the United States. Combined sales to these regions were approximately 20% of total wireless infrastructure sales in 2006, but are expected to increase over time as we put more focus in these regions. In 2006, we continued to expand our presence in Europe, the Middle East and Africa, with both orders from new customers and additional sales and service operations.

Southeastern Asia is another region with a large population base and relatively low teledensity rate. We have established an office for sales and services operations to support various countries in this region including, but not limited to, Vietnam, Thailand and Taiwan. At the close of 2006, our customers had over 1.2 million PAS subscribers in Vietnam and Taiwan utilizing our network infrastructure. Key customers in the region include FITEL and Chunghwa Telecom Co. Ltd. in Taiwan, and Vietnam Post and Telecommunications Corporation in Vietnam.

Competition

The Wireless Infrastructure market is marked by intense competition worldwide from numerous global and regional competitors, including some of the world’s largest companies. Pricing, payment terms and brand recognition are key considerations for our customers. Specific competitors in this segment include: Alcatel-Lucent, LM Ericsson Telephone Company, Huawei Technology Co., Ltd., InterDigital Communications Corp, Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Samsung Electronics Co. Ltd., Siemens AG and Zhongxing Telecommunications Equipment Corporation, Inc.

Broadband Infrastructure

Our Broadband Infrastructure products are designed to satisfy customer demand for high speed and cost effective wireline-based data, voice and multimedia services. Revenues from this segment accounted for approximately 9%, 18% and 9% of total sales in 2006, 2005 and 2004, respectively. Our wireline technology enables high-speed voice, video and data transmissions over broadband IP-based networks. Our Broadband Infrastructure segment includes digital subscriber line products, multi-service access node products, fiber optics products and IPTV.

Digital Subscriber Line Products

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

Our AN-2000 product is intended for operators with an existing copper telephone network seeking to expand into offering broadband data to their customers. An all-IP network allows our customers to more easily add features such as video streaming and IP multicast in addition to traditional broadband services. To date, we have deployed more than seven million IP-DSLAM lines globally.

Our DSL products include customer premise equipment (“CPE”) such as various DSL modems, set-top boxes and voice over the internet devices that allow residential and business customers to access voice, data and video services. Our products are designed to be rich in functionality, simple to set up, easy to install and easy to manage. The diversity and flexibility of our CPE offerings allows them to work with both our own infrastructure equipment as well as with other vendors’ infrastructure equipment.

Multi-Service Access Node

A Multi-Service Access Node (“MSAN”) is a single device which delivers a mix of broadband, traditional voice and data services, and media gateway functionality via copper or fiber. The iAN8K Multimedia Network Edge product line embodies our commitment to providing end-to-end IP connectivity. The iAN8K product family is our next generation access platform that integrates the feature sets of the iAN-8000 MSAN platform with the Broadband Data Access functionality provided by the AN-2000 B820 IP-DSLAM product line which allows service providers to converge seamlessly from legacy Time Division Multiplexing based networks to IP-based Next Generation Networks. The iAN-8000 MSAN integrates the standalone functionalities of a traditional Digital Loop Carrier, a next-generation VoIP Media Gateway and an IP-DSLAM in a single convenient, multi-service access platform.

Optical Products

Our optical products include transport products based upon internationally defined optical transmission standards and access products. Our products convert and translate data, video, voice, or other traffic into an optical signal which is transmitted over glass fiber. The product platform includes a multi-service management system which simultaneously processes multiple speeds ranging from 155 Megabits per second for traditional voice service to 10 Gigabits per second for data intensive services.

Gigabit Ethernet Passive Optical Network (“GEPON”)

In 2004, we introduced our GEPON product. A passive optical network is a system configuration that brings optical fiber all the way to the end user using unpowered optical splitters that enable a single optical fiber to serve multiple premises. Our GEPON platform is designed to provide high subscriber density and low cost of entry, making it a compelling alternative to traditional telephone or broadband solutions.

Our GEPON family includes both the telecommunications provider’s central office and CPE which handle speeds of up to one Gigabit per second of bandwidth to residential and business customers. By integrating more functionality into the product, we have eliminated the need for carriers to deploy additional switching and routing equipment.

Multi-Service Transport Product (“MSTP”)

We introduced our NetRing™ MSTP optical product line in December 2003. While our GEPON product is designed to provide services to individual customers, our NetRing™ products are designed for the high bandwidth needs of a service area. Our NetRing™ 600 products provide voice and data services for multi-tenant buildings, office buildings, and enterprise campus applications. Our mid-range NetRing™ 2500 products offer voice and data transport when more bandwidth and greater capacity is required. Our high-end NetRing™ 10000 products provide service for regional transport applications, when maximum bandwidth and capacity is required. In each application, the optical fiber is looped through the service area and connected back upon itself, providing full redundancy in the event that the fiber is severed. NetRing™ provides a broad range of functions for carriers to manage voice, data and video traffic with network management functions previously available only on multiple independent platforms.

Video content is increasingly being viewed by telecommunications providers as a new source of revenue. Our IPTV system, RollingStream™ (formerly “mVision”), includes both central office and customer premises equipment for delivering television and multimedia over carrier networks based on IP technology. Our RollingStream™ products and services enable a service provider to deliver broadcast television and on-demand video services to residential and commercial premises over a switched network architecture. It is a carrier-class product that is designed to scale to support millions of users and hundreds of thousands of content hours. We believe RollingStream™ is the first solution designed to enable carriers to deploy very-large-scale streaming video content over a switched network.

The RollingStream™ product family includes a storage and streaming device (“MediaSwitch”); a device for combining different video signals onto a unified distribution system (“Content Engine”); a device residing at the user’s home or place of business; and a network management system that enables system wide operation. The current version of the RollingStream™ products has been designed to function over standard copper telephone lines. Future versions may operate over cable or optical transmission lines.

RollingStream™ is designed to allow carriers to offer new, revenue-generating television and multi-media services. The system is also designed to help providers attract customers of cable and satellite operators by offering a more comprehensive and interactive suite of services. We continue to see industry and customer enthusiasm with key customer deployments announced at Softbank in Japan; China Telecom and China Netcom in China; MTNL in India; and over 40 trial networks deployed globally.

Markets and Customers

Our Broadband Infrastructure segment also targets several large markets and customers worldwide. In 2006, our largest broadband infrastructure customer was Softbank Corp. and affiliates in Japan (“SBB”), representing approximately 54% of total broadband sales. SBB, which is a related party to UTStarcom, is a parent company to several of our key service provider customers in Japan, including Yahoo! BB and Japan Telecom. According to the Japan Ministry of Public Management, Yahoo! BB is the leading provider of broadband service in Japan with over 5 million IP-based DSL lines as of December 31, 2006. Yahoo! BB continues to expand and deploy our AN-2000 and iAN-8000 equipment in support of their Voice over Broadband and varying speed DSL services. Additionally, Yahoo! BB and UTStarcom officially launched the UTStarcom RollingStream™ IPTV products in July of 2005.

In addition to the Japanese market, we have targeted other key markets such as China, India, Europe, the Middle East, Africa, Central America and Latin America for the deployment of our Broadband Infrastructure products. In 2006, those markets contributed approximately 46% to total Broadband Infrastructure revenues. We believe these markets provide a significant amount of opportunity going forward given their relatively low broadband penetration rates and strong consumer demand for new broadband services.

For example, according to the Department of Telecommunications of India as of November 2006, India had a population of 1.1 billion and a low fixed line teledensity of approximately 16.3%. We currently offer our AN-2000, iAN8K, IPTV and NetRing™ products and services in India. With over one million access lines deployed today, we anticipate that we will continue to implement and deploy our products and conduct trials with several operators, including Reliance Infocomm Ltd. and Bharat Sanchar Nigam Ltd.

We also saw significant growth in 2006 in Central America and Latin America. Our target markets in Central and Latin America include, but are not limited to, countries like Brazil, Mexico, Panama, Haiti, Honduras and Guatemala. We have shipped our AN-2000 to service providers and continue to perform extensive testing and certification for telecommunications carriers for other key products such as RollingStream™ within these regions. In 2006, key customers in Central and Latin America included Telefonos de Mexico, S.A. in Mexico, Brazil Telecom in Brazil and Telefonica del Sur in Chile.

Competition

The Broadband Infrastructure market is marked by intense competition worldwide from numerous global and regional competitors, including some of the world’s largest companies. The principal methods of competition include pricing, payment terms and pre-existing relationships. Specific competitors in this segment include Alcatel-Lucent, Datang Telecom Technology Co. Ltd, LM Ericsson Telephone Company,

Huawei Technology Co., Ltd., Motorola, Inc., Siemens AG, Tellabs, Inc., and Zhongxing Telecommunications Equipment Corporation, Inc.

HANDSETS

We design and sell a variety of handsets to support our business in China, primarily our sales of PAS products. Our Handsets business accounted for approximately 16%, 16% and 29% of revenues in 2006, 2005 and 2004, respectively. The products range from basic, low-cost units to high-functionality, higher-cost models. Today we feature handsets with cameras, video recorders and players, high-resolution color displays, multiple ring tones, text messaging service and high speed Internet access and email capability.

PAS Handsets

We currently offer a wide variety of PAS handset models from high-end, data-capable and feature-rich models to low-cost value models. According to a December 2006 report by the industry research firm GfK Ltd., we have a 48% market share and are the market leader for PAS handsets in China, which is the largest handset market in the world according to its Ministry of Information Industry. We shipped more than 7.8 million PAS handsets in 2006.

CDMA, WiFi and Multi-Mode Handsets

In 2004, we announced our entry into the CDMA and WiFi handset markets in China. We offer carriers a wide selection of price ranges and handset features by providing a broad range of models supporting each of these technologies.

Markets and Customers

In 2006, our primary market for the Handsets segment was in China with approximately 98% of revenue in 2006 attributed to the China market. In 2006, sales in the Jiangsu Province, the Zhejiang Province and in the Guangdong Province accounted for approximately 20%, 15% and 13%, respectively, of sales for the Handsets segment.

Competition

The Handset business segment faces significant competition from numerous global competitors. The principal methods of competition include pricing and brand recognition. Specific competitors in this segment include: Alcatel-Lucent; China PTIC Information Industry Corporation; Zhongxing Telecommunications Equipment Corporation, Inc.; Amoi Electronics Company, Ltd.; Huawei Technologies Co, Ltd; Kyocera Corporation; Nippon Electric Corporation and Sanyo Electric Company, Ltd.

PERSONAL COMMUNICATIONS DIVISION

We acquired the Personal Communications Division (“PCD”) from Audiovox Corporation in November 2004. Revenues from this segment represented approximately 55%, 48% and 11% of our total sales in 2006, 2005 and 2004, respectively. Our PCD segment markets wireless handsets and accessories through international wireless carriers and their agents, independent distributors and retailers. We sell an array of digital handsets, hand-held computing devices and accessories in a variety of technologies, principally utilizing the CDMA radio air interface. We generally market our wireless products under the UTStarcom brand name or co-brand our products with our carrier customers. In addition to handsets, we sell a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and data cables. In 2007, we intend to continue to broaden our digital product offerings by supplying handsets with enhanced features such as two and three megapixel resolution for video and camera products, music on demand, MP3 music players and improved internet capabilities.

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

We believe customer service is an important tool for enhancing our brand name and relationship with carriers. In order to provide full service to our customers, we provide a warranty on our handset products for periods ranging from twelve to fifteen months. To support our warranties, we work with approximately 2,800 independent warranty centers throughout North and South America and have experienced technicians in our warranty repair stations at our PCD headquarters facility. We have experienced customer service representatives who interact directly with both end-users and our customers. These representatives are trained to respond to questions on handset operation and warranty and repair issues.

Suppliers

Our PCD segment purchases its wireless products from several manufacturers located in Pacific rim countries, including Japan, China, South Korea and Taiwan. In selecting suppliers, we consider quality, price, service, market conditions and reputation. We generally purchase our products under short-term purchase orders and do not enter into long-term contracts. During 2006 and 2005, three vendors accounted for approximately 88% and 97% of purchases, respectively. In September 2006, we entered into a Strategic Alliance Agreement with one of these vendors whereby we were appointed exclusive distributor in certain territories. Additionally, we plan to extend our supplier base by introducing more models of our own design and expanding our relationships with other manufacturers.

Markets and Customers

We sell our wireless handsets and accessories to wireless carriers and the carrier’s respective agents, distributors and retailers. Our largest market for the PCD segment is North America, which represents approximately 94% of PCD net sales during 2006. Our five largest wireless customers in 2006 were Verizon Wireless, T-Mobile USA, Sprint Spectrum, Virgin Mobile USA and Cricket Communications. Verizon Wireless, T-Mobile and Sprint Spectrum accounted for approximately 25%, 20% and 18%, respectively, of net sales for the segment during 2006. In addition, we promote our products through trade and consumer advertising, participation at trade shows and direct personal contact by our sales representatives. We also assist wireless carriers with their marketing campaigns by scripting telemarketing presentations, funding co-operative advertising campaigns, developing and printing custom sales literature, logistic services, conducting in-house training programs for wireless carriers and their agents and providing assistance in market development.

We operate six retail facilities under the name Quintex. Quintex also serves as an agent (in activating cell phone numbers) for the following carriers in selected areas: Boost, Nextel, Sprint Spectrum, and T-Mobile. For fiscal 2006, revenues from Quintex were approximately 2% of total PCD revenues.

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

SERVICES

In addition to our product offerings, we provide a broad range of service offerings, including technical support services. Our service offerings complement our products with a range of consulting, technical, project, quality and maintenance support-level services including 24-hour support through technical assistance centers. Technical support services are designed to help ensure that our products operate efficiently, remain highly reliable, and benefit from the most up-to-date system software. These services enable customers to protect their network investments and minimize downtime for systems running mission-critical applications. Our Services segment accounted for approximately 3%, 3%, and 2% of revenues in 2006, 2005 and 2004, respectively.

OPERATIONS

Employees

As of December 31, 2006, we employed a total of approximately 6,000 full-time employees. We also from time to time employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2006, approximately 2,600 were in research and development, approximately 800 were in manufacturing, approximately 1,400 were in marketing, sales and support, and approximately 1,200 were in administration. We had approximately 4,600 employees located in China, approximately 700 employees located in the United States, and approximately 700 employees in other countries. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that we have good employee relations.

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

Research and Development

We believe it is essential to continue to develop and introduce new and enhanced products if we are to maintain our competitive position. While we use competitive analyses and technology trends as factors in our product development plans, the primary input for new products and product enhancements comes from soliciting and analyzing information about service providers’ needs. Our relationships with China’s Ministry of Information Industry and Telecommunications Administration and individual telecommunications bureaus and our full-service post-sale customer support in China provide our research and development organization with insight into trends and developments in the marketplace. The insights provided from these relationships allow us to develop market-driven products such as PAS, mSwitch and IP-DSLAM. We maintain a strong relationship between our research centers in the U.S. and China. We rotate engineers between the U.S. and China to further integrate our research and development operations. We have been able to cost-effectively hire highly skilled technical employees from a large pool of qualified candidates in China. We also have a development center in India to take advantage of the talent pool available there, and to support our operations in India. Our research and development centers are ISO 9001-2000 certified.

In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $182.9 million in 2006, $246.8 million in 2005, and $219.1 million in 2004.

Intellectual Property

Our ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We hold U.S. and foreign patents for our existing products expiring between 2014 and 2023, and have patents pending in both the U.S. and in foreign countries. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not be issued and any patents issued may not cover the scope of the claims sought in the applications. Additionally, issued patents may be found to be invalid or unenforceable in the courts of those countries where we hold or have filed for patents. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Additionally, patents that we hold in countries other than the United States do not afford any intellectual property protection in the United States. Please refer to the discussion of risks associated with our intellectual property in “Item 1A-Risk Factors—Factors Affecting Future Operating Results.”

Seasonality

Our revenues and earnings have not demonstrated consistent seasonal characteristics. While we experience some seasonality typical of the telecommunications industry, such as seasonally weak first quarters, that is often offset by other mitigating factors such as customer concentration and timing of revenue recognition.

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

In November 2006 we announced that the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”), comprised of independent directors, was conducting a voluntary review, with the assistance of independent legal counsel and forensic accounting experts (the “Option Grant Review Team”), of our historic option granting practices, the timing of option grants and related accounting matters. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable as well as the rules of our stock option plans. Upon completion of the review, management concluded the adjustments to correct errors in stock option accounting in our previously issued financial statements for the years ended December 31, 1998 and 2000 through 2005, and the quarterly periods of 2005, as well as in the quarterly periods ended March 31 and June 30, 2006 that are reflected in our consolidated financial statements included in Exhibit 99.1 in this Annual Report on Form 10-K should be made.

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

Our restatement of previously issued financial statements to correct revenue recognition for certain sales in China and for the effects of past stock options granting practices has exposed us to greater risks associated with litigation and regulatory proceedings. We have voluntarily provided information about the conduct of our independent investigation and review, the findings of the reviews, and our conclusions to the staff of the Securities and Exchange Commission (“SEC”), and are cooperating, and will continue to cooperate fully with the SEC. In addition, as described in Part I, Item 3, “Legal Proceedings,” of this Form 10-K, several derivative complaints have been filed against certain of our current and former officers and directors pertaining to allegations relating to stock option grants. However, our judgments may be challenged in legal proceedings or regulatory reviews, and we could be subject to adverse findings that could require us to again restate our financial statements, to pay damages or penalties, or have other remedies imposed upon us that could harm our business, financial condition, results of operations and cash flows. We may also be exposed to legal proceedings in connection with the results of our investigation of certain sales in China. We cannot guarantee that new lawsuits related to the matters resulting in the restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against the Company or our current and former directors or officers.

The matters relating to the Audit Committee’s investigation of revenue recognition in China, the Governance Committee’s review of our past stock option granting practice, and the restatement of our consolidated financial statements may otherwise adversely impact our business.

As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007, as well as this Form 10-K, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have been current in our SEC filings for 12 calendar months. We may use Form S-1 to raise capital, but doing so could increase transaction costs and the time required to complete such transactions.

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

At December 31, 2006, we had cash and short-term investments of $671.2 million to meet our liquidity requirements of which $483.7 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds outside of China; such controls limit transfers of approximately $200 million of our net assets outside of China without first obtaining the consent of the Chinese government. While we believed the China subsidiaries could freely transfer at least $200 million as of December 31, 2006, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by the Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. Additionally, available credit facilities in China at December 31, 2006 totaled $698.3 million, of which $357.5 million was available for working capital purposes and $340.8 million was available for use in support of letters of credit and corporate guarantees. These credit facilities expire principally in November and December 2007, and we had borrowed $102.5 million at December 31, 2006 under the working capital portion of the available credit lines, and such borrowings increased to $140.1 million at September 30, 2007. We also have outstanding long-term debt outside of China in the form of our convertible subordinated notes with a principal balance of $274.6 million that mature in March 2008 (the “Notes”).

During the nine months ended September 30, 2007 our China subsidiaries have made transfers of funds out of China to the Company totaling $150 million. Although we believe the Company now has sufficient amount of cash resources to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to also repay the convertible notes maturing in March 2008, and we expect our recent financial performance and financial position will cause the lenders to reduce the total available credit facilities when we negotiate renewals of the lines of credit in China in late 2007. Management’s liquidity plans include a partial or complete refinancing of the convertible notes, renewal of the lines of credit in China, transfers of additional cash from its subsidiaries in China to the extent necessary, and, if needed, liquidation of certain investments and/or seeking new financing arrangements. In addition, it may be necessary for us to make significant changes to our business plan to maintain adequate liquidity for at least the next 12 months in the event of various matters, such as:

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

During the nine months ended September 30, 2007 our China subsidiaries have made transfers of funds out of China to the Company totaling $150 million. Although we believe the Company now has sufficient amount of cash resources to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to also repay the convertible notes aggregating $275 million maturing on March 1, 2008. Because we are limited by the Chinese government’s imposition of currency controls on transfer of funds outside of China, it may be time-consuming, difficult and /or expensive for us to transfer funds from China to repay the Notes. As a result, if an Event of Default on the Notes were to occur, we may not have sufficient cash resources to repay the Notes and to continue operations without seeking new financing arrangements. We cannot be certain that additional financing for these purposes would be available on acceptable terms or at all, and if such financing is not available, our business could be seriously harmed. See the risk factor entitled “We face a variety of risks related to our convertible subordinated notes” for a further description of our obligations under the Notes, our recent consent solicitation of the noteholders and our compliance with certain covenants under the Indenture.

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

We have identified material weaknesses in our internal control over financial reporting. See “Item 9A—Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting.”  As of the date of this annual report on Form 10-K, we are still in the process of implementing remedial measures related to the material weaknesses identified in 2004 through 2006. If our efforts to remediate the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on the Company’s ability to hire and retain qualified personnel. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“Q3 2006 Form 10-Q”), this Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the period ended March 31, 2007 (“Q1 2007 Form 10-Q”) and our Quarterly Report on Form 10-Q for the period ended June 30, 2007 (“Q2 2007 Form 10-Q”), we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. Although we have now filed our Q3 2006 10-Q and this Form 10-K, we have not yet filed our Q1 2007 Form 10-Q and Q2 2007 Form 10-Q and thus continue not to be in full compliance with this rule. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ Stock Market.

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

The headquarters for our China operations is located in Hangzhou. In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone and have built a 2.7 million square foot facility on this site. The facility was occupied in October 2004 and is used for manufacturing operations, research and development and administrative offices. At the end of 2006, approximately two-thirds of the facility was being utilized.

We lease approximately 1.5 million square feet of property, of which 0.8 million square feet are properties in China and 0.5 million square feet are properties in North America. We maintain 43 sales and customer support offices in 25 countries covering the United States, Canada, Latin America, the Caribbean, Europe, the Middle East, India, and the Asia-Pacific region. We lease sales offices in 24 locations in China.

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

Governmental Investigations

In September 2005, we received notice of a formal inquiry by the staff of the Securities & Exchange Commission (“SEC”) into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (“DOJ”) allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that we voluntarily produce documents related to the investigation and the SEC has subpoenaed us for documents. We have executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the SEC and DOJ and the immigration issues under investigation by the DOJ. At this time, we cannot predict when any inquiry will be completed or what the outcome of any inquiry will be.

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

On May 8, 2007, we filed a third suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division which we acquired certain assets of in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. In its Complaint, we assert that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent’s ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using our confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with our business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent’s products, and that several of Starent’s patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom. We seek compensatory damages, punitive damages and injunctive relief. After the court denied the defendants motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered our complaint, denying our allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage. We have filed a motion to dismiss most of the counterclaims and the court has ordered appointment of a special master to handle discovery, which is just beginning. We believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
Fiscal 2005
First Quarter	$22.20	$10.95
Second Quarter	11.11	6.84
Third Quarter	9.09	7.27
Fourth Quarter	8.91	5.26
Fiscal 2006
First Quarter	$8.06	$5.86
Second Quarter	7.79	5.92
Third Quarter	9.06	6.61
Fourth Quarter	10.78	8.60

Our common stock has been traded on The NASDAQ Stock Market, LLC (“NASDAQ”) under the symbol UTSI since our initial public offering on March 2, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on NASDAQ for the periods indicated. As of September 30, 2007, we had approximately 180 stockholders of record.

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

COMPANY’S STOCK PERFORMANCE

Set forth below is a line graph comparing the annual percentage change in the cumulative return to the stockholders of our common stock with the cumulative return of the NASDAQ composite (U.S. and foreign) index and the S&P Wireless Telecommunication Services index for the period commencing on December 31, 2001 and ending on December 31, 2006. The information contained in the performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on December 31, 2001 in our common stock and in each index (based on the sales closing price of $28.50 per share on December 31, 2001), and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns. We operate on a 52-week fiscal year that ended on Sunday, December 31, 2006. Under the assumptions stated above, over the period from December 31, 2001 to December 31, 2006 the total return on an investment in our common stock would have been—69.3% as compared to 27.52% for the NASDAQ composite (U.S. and foreign) index and 11.80% for the S&P Wireless Telecommunication Services index shown below.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTStarcom, Inc., The NASDAQ Composite Index
And The S & P Wireless Telecommunication Services Index

	Period Ending
Index	12/01	12/02	12/03	12/04	12/05	12/06
UTSTARCOM, INC.	$100.00	$69.58	$130.07	$77.72	$28.28	$30.70
NASDAQ STOCK MARKET (U.S. & FOREIGN)	$100.00	$68.85	$101.86	$112.16	$115.32	$127.52
S & P WIRELESS TELECOMMUNICATION SERVICES	$100.00	$40.30	$71.62	$112.68	$114.81	$111.80

The following table summarizes our stock repurchase activity for the three months ended December 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or Units) Purchased (1)	Average price paid per share (or Unit)	Total number of shares (or Units) purchased as part of publicly annouced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
($ million)
10/1-31/2006	—	$—	—	$—
11/1-30/2006	—	$—	—	$—
12/1-31/2006	4,468	$8.84	—	$—

(1)          During the fourth quarter of 2006, the Company acquired 4,468 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2006, with respect to compensation plans under which the Company’s equity securities are authorized to be issued:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,712,967	(2)	14.36	13,152,829	(3)
Equity compensation plans not approved by security holders	909,310	(4)	28.55	—	(5)
Total	19,622,277		15.02	13,152,829

(1)          See Note 15 to our Consolidated Financial Statements for a description of our equity compensation plans.

(2)          Includes shares of common stock to be issued upon exercise of options granted under our 2006 Stock Plan, our 1997 Stock Plan and our 2001 Director Option Plan.

(3)          Includes 1,914,934 shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan and 11,237,895 shares of common stock available for issuance under our 2006 Plan.

(4)          Includes shares of common stock to be issued upon exercise of options granted under our 2003 Non-Statutory Stock Option Plan. Upon implementation of the 2006 Stock Plan the remaining securities available for future issuance under the 2003 Non-Statutory Stock Option Plan were rolled into the 2006 Stock Plan. Does not include 6,051 shares and 5,522 shares of common stock subject to outstanding options with a weighted-average exercise price of $2.54 that were assumed in our acquisitions of Advanced Communication Devices Corporation, and RollingStreams Systems, Ltd., respectively.

(5)          Does not include 212 shares and 743 shares remaining available for future issuance under equity compensation plans related to our acquisitions of Advanced Communication Devices Corporation, and RollingStreams Systems Ltd., respectively.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data for the years ending December 31, 2006, 2005 and 2004, and as of December 31, 2006 and 2005 is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. As discussed in the Explanatory Note at the beginning of this Report and in Note 2, “Restatement of Financial Statements” of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report, the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003 and 2002 have been restated to correct our past accounting for stock options and revenue recognition for certain sales contracts in China.

	Years ended December 31,
	2006	2005(4)	2004(4)	2003	2002
		As restated	As restated	As restated	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales(1)	$2,458,861	$2,871,110	$2,579,415	$1,920,161	$917,074
Gross profit	385,744	435,836	569,532	607,927	322,548
Operating (loss) income(2)	(138,160)	(456,714)	16,885	230,966	114,928
(Loss) income from continuing operations(3)	(117,345)	(532,645)	50,849	192,385	81,605
(Loss) earnings per share:
—Basic	$(0.97)	$(4.55)	$0.45	$1.86	$0.74
—Diluted	$(0.97)	$(4.55)	$0.40	$1.56	$0.71

	Years ended December 31,
	2006	2005(4)	2004(5)	2003	2002
		As restated	As restated	As restated	As restated
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$661,623	$645,571	$562,532	$377,747	$231,944
Working capital	793,544	834,126	1,083,097	859,963	545,784
Total assets	2,373,950	2,551,331	3,517,605	2,345,995	1,372,206
Total short-term debt	102,758	198,826	351,183	1	—
Total long-term debt	275,161	274,900	402,500	402,500	—
Total stockholders’ equity	774,360	826,649	1,302,891	854,166	738,755

Set forth below is a schedule which presents the detailed effects of the restatement of 2003 and 2002 which is not included in the Consolidated Financial Statements although the description of the errors giving rise to the restatement and the amount of the adjustments by year are included in Note 2 to those financial statements. This data should be read in conjunction with Note 2 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report.

	Years ended December 31,
	2003			2002
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$1,941,221	$(21,060)	$1,920,161	$981,806	$(64,732)	$917,074
Gross profit	615,942	(8,015)	607,927	345,472	(22,924)	322,548
Operating income	252,351	(21,385)	230,966	145,962	(31,034)	114,928
Income from continuing operations	209,856	(17,471)	192,385	107,862	(26,257)	81,605
Earnings per share:
—Basic	$2.02	$(0.16)	$1.86	$0.98	$(0.24)	$0.74
—Diluted	$1.70	$(0.14)	$1.56	$0.94	$(0.23)	$0.71
Consolidated Balance Sheet Data:
Cash and cash equivalents	$377,747	$—	$377,747	$231,944	$—	$231,944
Working capital	874,449	(14,486)	859,963	568,215	(22,431)	545,784
Total assets	2,262,610	83,385	2,345,995	1,305,552	66,654	1,372,206
Total short-term debt	1	—	1	—	—	—
Total long-term debt	402,500	—	402,500	—	—	—
Total stockholders’ equity	887,655	(33,489)	854,166	766,395	(27,640)	738,755

(1)           On November 1, 2004, we completed our acquisition of selected assets of Audiovox Communications Corporation. Revenue for the years ended December 31, 2006, 2005 and 2004 from this acquisition was $1,339.0 million, $1,369.3 million and $277.4 million, respectively.

(2)           The operating loss for the year ended December 31, 2006 includes a $12.3 million gain on sale of assets. The operating (loss) income for the years ended December 31, 2005 and 2004 included $218.1 million and $12.7 million, respectively, of charges associated with the impairment of various long-lived assets including goodwill, intangible assets and certain property plant and equipment. The operating loss for the year ended December 31, 2005 also contained $35.3 million of restructuring charges, including $29.7 million in operating expenses and $5.6 million in cost of goods sold. Operating (loss) income for the years ended December 31, 2005 and 2004 included charges of $0.7 million and $1.4 million, respectively, for in-process research and development associated with various acquisitions. See Notes 5, 10 and 21 of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report.

(3)           Loss from continuing operations for the year ended December 31, 2006 includes a $13.5 million charge associated with the other-than-temporary impairment of a long-term investment. Loss from continuing operations for the year ended December 31, 2005 included a gain of $47.2 million from the sale of a long term investment to Softbank Corp., a related party. Income from continuing operations for the year ended December 31, 2005 also included a $31.4 million gain on extinguishment of subordinated notes and income tax expense of $136.5 million, which included a valuation allowance of $237.3 million on our net deferred tax assets.

(4)           See Note 2, “Restatement of Financial Statements”, of Notes to Consolidated Financial Statements in Item 8 of this Annual Report for the effect of the restatement adjustments on income (loss) from continuing operations for the years ended December 31, 2005 and 2004 and on the consolidated balance sheet at December 31, 2005. The restatement adjustments decreased net income $45.3 million and $19.0 million for the years ended December 31, 2005 and 2004, respectively.

(5)           At December 31, 2004 working capital decreased by $20.1 million, total assets increased by $169.2 million, long-term deferred revenue increased by $196.4 million and total stockholders equity decreased by $53.2 million as a result of the restatement adjustments.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations regarding our compliance with SEC reporting requirements and NASDAQ listing requirements; our expectations as to the nature of possible market trends; our expectations regarding continued growth in our business and operations; our expectations regarding fluctuations in gross profit; our plans regarding payment of cash dividends; our expectations regarding recognition of certain compensation costs; our plans regarding legal proceedings; our expectations regarding the effect of legal proceedings and government inquiries; our expectations regarding the functionality, performance and features of our products; our expectations regarding Softbank’s continued service of certain modems and modem rental agreements; our plans and expectations regarding relationships with vendors and suppliers; our plan to fulfill the purchase commitment under various orders from our suppliers; our expectations regarding the exchange rate risks with respect to accountable receivables and payables in Renminbi, Japanese Yen and Euros; our plans regarding the use of financial instruments to hedge against certain foreign currency exchange rate risks; our plans regarding the use of derivative financial instruments for speculative trading purposes; our plans regarding the discounting of certain bank notes and commercial notes; our expectations regarding our ability to raise funds, including the impact of the late filing of our reports with the Securities and Exchange Commission on our ability to raise funds; our expectations regarding the availability of funding under the account receivable financing program with Citibank, N.A. and our plan to continue service the accounts receivable; our expectations regarding our investment in Global Asia Partners L.P.; our expectations regarding our right to intellectual property embedded in our products; our expectations regarding our ability to protect our intellectual property; our expectations regarding the effect of market risks on our operating results; our plans to implement measures to remediate material weaknesses; our expectations regarding the effectiveness of remediation measures; our plans to continue to review internal controls; our expectations regarding competition and the competitive advantages of our competitors; our expectations regarding consolidation of the telecommunications industry; our expectations regarding the development and introduction of new and more advanced products; our expectations regarding deployment of our products; our plans and expectations regarding our workforce restructurings; our expectations regarding the adoption of environmental, health and safety laws by countries world-wide; our expectations regarding the effect of the Sarbanes-Oxley Act on our corporate governance and disclosure practices; our expectations regarding the expenses associated with compliance with the Sarbanes-Oxley Act; our expectations regarding the impact of the restatement of our consolidated financial statements; our expectations regarding the maturation of the PAS market and corresponding decrease in PAS subscriber growth; our expectations regarding the long-term demand for our PAS products; our expectations regarding our ability to offset the decline in PAS sales through pursuing other products; our expectations regarding PAS system spending; our plan to improve PCD gross margins by supplying CDMA handsets we design and manufacture; our plan to pursue opportunities for our wireless infrastructure products in multiple markets; our expectations regarding our investment in and development of the IPTV market; our expectations regarding product margins; our expectations regarding the impact of our initiatives on our revenue plan; our expectations regarding our annual effective tax rate; our expectations regarding the likelihood to realize the tax benefits in the U.S. and other countries; our expectations regarding the effect of the China Corporate Income Tax Law on our future tax expenses; our expectations regarding valuation allowance on our net deferred tax assets and its impact; our expectations regarding the reporting of net losses throughout 2007; our expectations regarding our level of capital expenditures in China; our plans to maintain adequate liquidity levels through at least the next 12 months; our expectations regarding the availability and sufficiency of credit lines from lenders; our plans to issue new debt instruments, sell investments and assets; our expectations regarding refinancing of the convertible notes and access to cash in our China subsidiaries to meet our liquidity requirements outside of China; our expectations regarding interest rates; our expectations regarding sufficiency of cash resources; our expectations regarding our ability to receive licenses for our products; our expectation that our business, financial condition and results of operations will continue to be significantly influenced by the political, economic, legal and social environment in China and other international markets, including Japan, India and Europe; our expectations regarding the nature of political, economic and legal reform in China; our expectations regarding the continued importance of the Chinese market for our technologies and development and the importance of sales in China to our operating results; our expectations regarding future sales generated from China as a percentage of total sales; our expectations regarding the impact of our receiving the license to sell GSM and CDMA handsets in China on our ability to meet future market demands; our expectations regarding subscriber growth in China; our expectations regarding global expansion of sales outside of China; our plan to extend our supplier base by introducing more models of our own design and expanding relationships with more manufacturers; our plans to pursue opportunities to divest additional non-core assets; our expectation that research and development expenses will be stable; our expectations regarding future amortization expenses; our expectations regarding the impact of product defects or performance quality issues; our expectations regarding the impact of international expansion on our management, operational, financial and other resources; our expectations regarding the impact of legislation that restricts or prohibits the use of wireless handsets while driving on our future sales; our expectations regarding days sales outstanding; our plans regarding improvement of our internal supply chain and inventory management processes; our expectations regarding our product cost reduction efforts; our expectations regarding the reliability of stock-based compensation valuation models and the impact of SFAS 123(R); and our expectations regarding our ability to implement and enhance our administrative infrastructure. Additional forward-looking statements may be identified by the words “anticipate,” “expect,” “believe,” “intend,” “will,” “may,” and similar expressions, as they relate to us or our management, or by the words “designed,” “intended” and similar expressions, as they relate to our products and services. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” section of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and financial information in this Annual Report on Form 10-K for accounting periods prior to the third quarter of 2006 have been restated.

Summary

In July 2007, the Company announced the Audit Committee was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on

Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Annual Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been. The net effect at December 31, 2005 was to reduce and defer previously recognized revenue and gross profit of $278.6 million and $97.7 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduces our previously reported operating results for this period.

In restating our previously issued financial statements for the investigations described above, we also corrected other previously reported amounts. We corrected our reporting for $80.3 million of net sales to certain third party resellers and $41.2 million of associated cost of net sales in 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to one of our significant shareholders, SOFTBANK CORP. The accounts receivable from these sales was similarly reclassified into accounts receivable from related parties in our 2005 balance sheets. We also corrected our reporting of $6.3 million of time deposits at March 31 and June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in these balance sheets and in the statements of cash flows for the March and June 2006 reporting periods. The corrections for all 2006 and 2005 interim periods have been recorded in the condensed consolidated financial statements included in Exhibit 99.1 of this Annual Report.

None of these restatements has any effect on any of our December 31 cash balances; however, cash equivalents were reduced in the March and June 2006 periods due to the reclassifications described above.

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

The Stock Option Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under our stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date. Guidance in a September 19, 2006 letter publicly issued by the SEC’s Chief Accountant focuses on the concept that a measurement date under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), the accounting standard governing our stock option accounting through 2005, does not occur until the number of shares an individual employee is entitled to receive and the exercise price is determined with finality (i.e., no longer subject to change). This is the date on which substantive approval occurred, and depending on a company’s facts and circumstances the guidance from the SEC discussed above recognizes a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred—such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the company’s option granting practices.

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

The findings of this review are summarized as follows:

					Measurement date changed
Grant Type	Number of grants		Grants tested	No change required	additional compensation expense required	no additional compensation expense required (1)
Discretionary Director & Officer	16		16	8	4	4
Automatic Director	5		5	5	—	—
Broadbase	8		8	—	6	2
Acquisition	10		10	10	—	—
New Hire	166		48	48	—	—
Other Merit	96		41	4	21	16
Total	301	(2)	128	75	31	22

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

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We are restating our unaudited condensed consolidated financial statements for the first and second fiscal quarters of 2006, included in Exhibit 99.1, to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 - 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002 - 2005 with incorrect measurement dates were recalculated. We are also recording additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

Those stock option grants with corrected measurement dates have also been restated using the fair value based measurement principles of Statement of Financial Accounting Standards 123 Accounting for Stock-Based Compensation (“SFAS 123”) to present, in Note 2, “Restatement of Financial Statements” of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report, the pro forma effect on stock-based compensation expense, net income (loss), and earnings (loss) per share amounts in 2004 and 2005 of using the fair value based method to determine stock-based compensation expense rather than using APB 25’s intrinsic value method. Such disclosure is required in financial statements for periods prior to the adoption of SFAS 123(R).

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

The corrections for the stock option restatement are to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Non-cash stock compensation	Payroll taxes	Income taxes	Net income
1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000 - 2005 Total	25,550	1,501	(992)	(26,059)

2006 quarter ended
March 31	662	9	—	(671)
June 30	504	6	—	(510)
	$26,716	$1,516	$(992)	$(27,240)

The Governance Committee’s review found 17.9 million stock options of the 28.8 million options granted on our Common Stock during 2000 through 2005 had incorrect measurement dates. Using the corrected measurement dates, 7.6 million stock options had exercise prices that exceeded the closing price of our Common Stock and therefore had no intrinsic value to be accounted for under APB 25, and 10.3 million stock options had intrinsic value because their exercise prices were below the closing price of our Common Stock. These 10.3 million stock options resulted in an increase in additional non-cash stock-based compensation expense of $24.3 million, and an additional $1.5 million of payroll tax related expenses during 2000 - 2005 partially offset by $0.5 million of income tax benefit as shown in the above table. Of the 10.3 million stock options resulting in additional non-cash stock-based compensation expense, 2.0 million options were granted to officers and directors and resulted in $6.1 million of additional non-cash stock-based compensation expense.

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

Summary of Restatement Amounts

The following table presents the decrease in net earnings from the restatement for each restated year:

	Net income	Restatement adjustments
	(loss), as previously	China Sales	Stock Options	Total	Net income (loss),
Year ended December 31,	reported	(Decrease) Increase			as restated
		(in thousands)
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)

2006 quarter ended
2006 Q1	1,360	(671)	689
2006 Q2	(371)	(510)	(881)
	$(96,677)	$(27,240)	$(123,917)

The effect these corrections on diluted earnings (loss) per share for 2002 to 2005 are as follows:

	Diluted earnings
	(loss) per share,	Restatement amounts			Diluted earnings
Year ended December 31,	as previously reported	China sales	Stock options	Total restatement	(loss) per share, as restated
2002	0.94	(0.17)	(0.06)	(0.23)	0.71
2003	1.70	(0.05)	(0.09)	(0.14)	1.56
2004	0.54	(0.14)	(0.00)	(0.14)	0.40
2005	(4.16)	(0.36)	(0.03)	(0.39)	(4.55)

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections is as follows (in thousands):

Increase (decrease) in additional paid-in capital and deferred stock compensation:
Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)
Net increase in additional paid-in capital and deferred stock compensation	25,972
(Increase) decrease in retained earnings:
Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325
Net increase in retained earnings	(59,464)
Net decrease in stockholders’ equity at December 31, 2003	$(33,492)

In restating our previously issued financial statements we also corrected other previously reported amounts. We corrected our reporting for $80.3 million of net sales to certain third party resellers and $41.2 million of associated cost of net sales in 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to one of our significant shareholders, SOFTBANK CORP. The accounts receivable from these sales was similarly reclassified into accounts receivable from related parties in our 2005 balance sheets. We also corrected our reporting of $6.3 million of time deposits at March 31 and June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in these balance sheets and in the statements of cash flows for the March and June 2006 reporting periods.

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

On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council (“Listing Council”) to review the April 17, 2007 decision of the Panel. On May 14, 2007, the Listing Council called the Panel’s decision for review and requested that we provide an update on our efforts to file our delinquent filings. We have continued and continue to comply with that request. In addition, the Listing Council stayed the Panel’s decision that required us to file our Q3 2006 Form 10-Q by May 14, 2007, and to file our 2006 Form 10-K by July 16, 2007. On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements. As of the date of the filing of this Form 10-K (which is filed concurrently with our Q3 2006 Form 10-Q), we will have two periodic reports still outstanding, our Q1 2007 Form 10-Q and our Q2 2007 Form 10-Q. We expect to be able to complete the filing of our outstanding reports as soon as practicable.

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

Personal Communications Division

The Personal Communications Division (“PCD”) is our distribution channel into the Code Division Multiple Access (“CDMA”) handset market. PCD was established with the acquisition of the assets of the wireless handset division of Audiovox Corporation (ACC) in November 2004 (see Note 5, “Acquisitions and Sale of Assets”, of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report). We acquired ACC’s sales, service and support infrastructure, its CDMA handset brand, access to supply-chain channels, product marketing expertise and key relationships with CDMA operators in North and South America. We believe this distribution channel strengthens our position in the handset market by providing additional sales volume of UTStarcom designed products to benefit economies of scale in manufacturing, sourcing and development.

In 2005, PCD became our largest segment on the basis of net sales, generating 48% of our total sales. This was primarily due to the fact that in 2005 a full year of PCD operations were reflected in our results as compared to 2004 where approximately two months of PCD revenues were included. At the same time, sales in our Network Solutions segment declined significantly. In 2006, PCD continued to be our largest segment on the basis of net sales, generating $1,339.5 million, or 55%, of our total sales. The gross margins on PCD distribution and marketing services are much lower than the margins traditionally realized in our other operating segments. We plan to improve PCD gross margins by supplying CDMA handsets we design and manufacture. We introduced three CDMA handset models in 2006, and plan to introduce six additional models in 2007.

Historically, PCD has relied upon a limited number of third party vendors to supply its handset products. During 2006 and 2005, three vendors accounted for approximately 88% and 97% of purchases, respectively. In September 2006, we entered into a strategic alliance agreement with one of these vendors whereby we were appointed exclusive distributor in certain territories. Additionally, during 2006 we extended our supplier base by introducing more models of our own design and expanding our relationships with other manufacturers.

Wireless Infrastructure and Handsets

Our Personal Access Service (“PAS”) infrastructure and handset products are primarily sold in China. Historically, China has been our largest market and we believe that it will continue to be an important market for our current and future technologies. The percentage of our sales generated in China has declined to 32% and 30% of total sales in 2006 and 2005, respectively compared with 79% in 2004. This decline is due to maturation of the PAS market coupled with proportionally increased sales outside of China through organic growth and acquisitions.

In 2006 and 2005, our sales of Wireless Infrastructure products declined by $8.6 million, or 2%, and $832.8 million, or 66%, respectively, compared with the previous year. The decline in our sales of Wireless Infrastructure products is primarily due to our customers in China reducing their capital spending in anticipation of next generation technology networks while shifting their PAS investments from geographical extension to expanding the capacity and improving the quality of the existing networks.

In 2006 and 2005, our sales for Handset products declined by $77.7 million, or 16%, and $275.6 million, or 37%, respectively, compared with the previous year, primarily due to declines in both the total market size and average selling price. The decline in handset market size is a result of lower subscriber growth in 2006, which was driven by lower marketing efforts by service providers. Despite competitive pressures, the margin rate on handsets improved by 18 percentage points from 2005 to 2006 as the China handset business focused on higher end products and cost reductions rather than increase in volume. We will continue to focus on product cost reductions through the increased sale of handset models with lower cost chipsets as well as higher end products including dual mode handsets.

Despite the market conditions experienced in 2006, we expect long-term demand for our PAS products will continue as we believe PAS will remain an important technology and market in China for the foreseeable future. According to China’s Ministry of Information Industry, the mobile phone teledensity rate was 35% at the end of 2006, which is still far behind most developed countries in the world. This means almost 65% of China’s 1.3 billion population still did not have mobile phone service. As China’s economic growth and urbanization continues in the coming years, we believe this represents a huge market demand for cost-effective communication services, the addressable market of PAS. At the end of fiscal year 2006, the number of PAS subscribers exceeded 96 million users, an increase of 10% over the prior year. Positioned as an extension of fixed-line service and an affordable city-wide mobile phone service, PAS has a significant cost advantage over the 2nd and 3rd generation mobile phone technologies, in terms of the existing infrastructure of the network and lower service tariffs.

Restructuring Programs

Over the past few years, we have undertaken a significant globalization program and we intend to continue to build our global sales outside of China. We intend to continue to enhance our manufacturing capabilities and improve our internal supply chain and inventory management processes to ensure timely deliveries of quality products. We also intend to continue to implement and enhance our administrative infrastructure to assist our globalization.

As part of this program, we reviewed our corporate wide operations with the aim of narrowing our strategic focus with regard to market concentration, product portfolio selection, and resources allocation. In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain products and to align investments with key growth opportunities. The primary goal of these improvements is to optimize our cost structure and enable us to deliver consistent and sustainable profitability for our stockholders.

During 2005, we incurred approximately $35.3 million in restructuring expenses consisting of $15.2 million in severance payments to approximately 1,595 employees terminated in workforce reduction programs, $14.5 million in asset impairments to write-off equipment and licenses associated with discontinued products, and a $5.6 million inventory write-off for discontinued products. Restructuring expense related to severance and asset impairments are reported in operating expense, while the inventory write-off is reported in cost of sales in the consolidated statements of operations (see Note 21, “Restructuring Costs,” to Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report).

During 2006, no additional restructuring expenses were incurred and approximately $1.1 million of accrued expenses were settled. The remaining $0.1 million of accrued expenses as of December 31, 2006 relate to a facility lease and will be settled in 2007.

On October 2, 2007, our Board of Directors approved a restructuring plan (the “Plan”) to reduce operating costs, which includes a worldwide reduction in force of approximately 11% of the Company’s headcount, or approximately 700 employees. The workforce reduction will be based primarily in the United States and China and, to a lesser degree, other international locations. Management expects the Plan to be completed in the fourth quarter of fiscal year 2007. We expect to incur a restructuring charge in connection with the Plan of approximately $10 million, comprised largely of cash payments associated with one-time severance benefits, with the majority of the charge to be taken in the fourth quarter of 2007. In addition, the Company expects to realize annual cost savings in salary and compensation related expenses of approximately $21 million on an annualized basis.

We will continue our efforts to evaluate certain operations and will actively pursue opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

Debt Extinguishment and Supplemental Indenture Agreements

During 2005, we entered into agreements to exchange 4,988,100 shares of our common stock with a fair value of approximately $37.6 million and approximately $57.1 million in cash for $127.9 million aggregate principal amount of our outstanding convertible subordinated notes due 2008 (“Notes”) with five of our Note holders. These exchanges are considered early extinguishments of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the Notes. Accordingly, we recorded gains of $31.4 million on the exchanges during 2005.

Effective January 9, 2007, we entered into a Supplemental Indenture Agreement with the holders of our Notes, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default. In accordance with this supplemental indenture agreement, the Notes will accrue an additional 6.75% per annum (as compared to the 7/8% annual interest provided for under the original indenture related to the Notes) in special interest beginning January 9, 2007 to the maturity date of the Notes, unless the Notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with our consent solicitation announced July 19, 2007. Under the Second Supplemental Indenture, the convertible subordinated notes will accrue an aggregate of an additional 10% per annum (as compared to the 7/8% annual interest provided for under the original indenture related to the Notes) in special interest from and including July 26, 2007 to the March 1, 2008 maturity date of the notes unless the notes are earlier repurchased or converted. The special interest rate represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875% (see Note 11, “Debt”, to Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report).

Asset Impairment and Valuation Allowance on Deferred Tax Assets

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

Based upon this analysis as discussed further in Results of Operations below, during 2005 we recorded impairment charges totaling $218.1 million consisting of $192.9 million of goodwill, $1.7 million of intangible assets, and $23.5 million of property, plant and equipment (see Note 8 and Note 10 of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report).

Management also evaluated the expected realization of deferred tax assets during 2005 and recorded a non-cash charge of $237.3 million to provide a full valuation allowance on the net deferred tax assets at December 31, 2005 in the United States and China.

No additional asset impairment charges were recorded in fiscal 2006.

Softbank China

In December, 2005, we sold our 10% ownership interest in Softbank China Holdings PTE LTD (“Softbank China”) to SOFTBANK CORP., a related party and owner of the remaining 90% of Softbank China for $56.9 million. As a result, we recorded in other income a gain of $47.2 million after management fees, transaction expenses and net of the investment’s carrying value.

RESULTS OF OPERATIONS

We reorganized our business based principally upon product families and realigned our business into four operating units: (i) Network Solutions , (ii) PCD, (iii) Handsets and (iv) Services. The Network Solutions operating unit provides its products and services through two reporting segments; Broadband Infrastructure and Wireless Infrastructure. We aligned our reporting by business segment with this reorganization because, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” this is the basis on which our management evaluated and managed our business during the period through December 31, 2006.

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

NET SALES

	Years Ended December 31,
	2006	% of net sales	2005	% of net sales	2004	% of net sales
			(As restated)		(As restated)
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$219,557	9%	$507,978	18%	$232,442	9%
Wireless Infrastructure	427,400	17%	436,016	15%	1,268,850	49%
Network Solutions	646,957	26%	943,994	33%	1,501,292	58%
PCD	1,339,496	55%	1,369,324	48%	277,410	11%
Handsets	395,812	16%	473,472	16%	749,073	29%
Services	76,596	3%	84,320	3%	51,640	2%
	$2,458,861	100%	$2,871,110	100%	$2,579,415	100%
Net Sales by Region
United States	$1,351,839	55%	$1,332,213	46%	$341,517	13%
China	785,525	32%	870,612	30%	2,028,194	79%
Japan	136,877	6%	479,114	17%	156,416	6%
Other	184,620	7%	189,171	7%	53,288	2%
	$2,458,861	100%	$2,871,110	100%	$2,579,415	100%

Fiscal 2006 vs. 2005

Net sales decreased by 14% to $2.5 billion in 2006 compared with 2005. While revenues were lower in all operating segments, the 57% decrease in net sales of the Broadband Infrastructure segment contributed over half of the total net sales decrease. Broadband Infrastructure revenues in 2005 were driven by sales of iAN-8000 equipment to Japan Telecom, an affiliate of SOFTBANK CORP. and a related party. In 2006, Broadband Infrastructure sales to Softbank and affiliates decreased by $333.0 million as Softbank completed its initial investment in fixed line businesses and changed its focus to wireless business following its acquisition of Vodafone Japan. The decrease in Wireless Infrastructure revenues and  Handsets revenues reflect the lower demand in the China market for our PAS systems and handsets as PAS subscriber growth declined to 10% in 2006 compared with 31% in 2005 and 70% in 2004. PCD net sales remained relatively consistent with a decrease in the average selling price offset by a 6% increase in the number of units sold. During 2006, Verizon Wireless and  T-Mobile, respectively, accounted for approximately 14% and 11% of our total net sales.

The demand for our PAS products has weakened as telecommunication service providers have reduced expenditures for deploying PAS systems and promoting PAS handsets in anticipation of the introduction of new technology for next generation telecommunication equipment. However, we expect long-term demand for our PAS products will continue as we believe PAS will remain an important technology and market in China for the foreseeable future. Due to a mix of higher growth in our other segments and geographies with declining revenues in our PAS dominated Wireless Infrastructure and Handsets segments, the revenues from customers in China now represent only 32% of total Company revenues. No individual province sales accounted for over 10% of total Company revenues in 2006 or 2005. During 2005, the Company recorded restatement adjustments to defer $49.6 million of revenue as all conditions necessary for revenue recognition had not been achieved. Net sales during the year ended

December 31, 2006 include approximately $44.7 million of the revenue deferred as part of the 2005 restatement adjustments. For additional discussion of our business segments, see “Segment Reporting.”

In 2007, we expect that revenues from PAS products and infrastructure will continue to decline with increased competition but will be partially offset by revenues from higher end PAS products including dual mode PAS handsets, dual mode CDMA and Softswitch products in multiple markets, though we do not anticipate that these sales will fully offset the decline in PAS sales. We currently offer and have initial market acceptance of our RollingStream™ IPTV products in China, Japan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions we have targeted to expand our IPTV offerings, including India.

Fiscal 2005 vs. 2004

Revenues increased by 11% to $2.9 billion in 2005 driven by higher PCD revenues in the United States and Broadband Infrastructure revenues in Japan, offset by declining Wireless Infrastructure and Handsets revenue in China.

PCD was established from the selected assets and liabilities acquired from Audiovox in November 2004. In 2005, PCD revenues for the 12 month period increased by $1.1 billion compared to revenues for the two month post acquisition period in 2004. Due to PCD, our revenues in the United States almost quadrupled and represent 46% of total Company revenues in 2005. Additionally, Verizon Wireless accounted for 12% of total Company revenues in 2005.

Broadband Infrastructure revenues more than doubled in 2005 driven by sales of iAN-8000 equipment to Japan Telecom, an affiliate of SOFTBANK CORP. and a related party. SOFTBANK CORP. and affiliates accounted for 89% of Broadband Infrastructure revenues and 17% of total Company revenues in 2005.

We experienced a 66% decline in Wireless Infrastructure revenues and a 37% decline in Handsets revenues due to lower demand in the China market for our PAS systems and handsets as PAS subscriber growth declined from over 70% in 2004 to 31% in 2005. In 2004, the Guangdong and Jiangsu provinces accounted for 13% and 10% of our net sales, respectively.

GROSS PROFIT

	Years Ended December 31,
	2006	Gross profit %	2005	Gross profit %	2004	Gross profit %
			(As restated)		(As restated)
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$(3,019)	(1)%	$157,890	31%	$45,585	20%
Wireless Infrastructure	206,193	48%	121,077	28%	364,028	29%
Network Solutions	203,174	31%	278,967	30%	409,613	27%
PCD	39,932	3%	52,812	4%	11,866	4%
Handsets	118,459	30%	58,166	12%	131,708	18%
Services	24,179	32%	45,891	54%	16,345	32%
	$385,744	16%	$435,836	15%	$569,532	22%

Cost of sales consists primarily of material and labor costs associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory and contract loss provisions and overhead. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to our obtaining Chinese import permits and approvals. We also rely on third party manufacturers to manufacture and assemble most of our CDMA handsets.

Our gross profit has been affected by average selling prices, material costs, product mix, the impact of warranty charges and contract loss provisions, as well as inventory reserves and release of deferred revenues and related cost pertaining to prior years. In addition, the acquisition of PCD in November 2004 has resulted in a higher percentage of revenue associated with product offerings at lower margins. Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate in the future as a result of shifts in product mix, stage of product life cycle, anticipated decreases in average selling prices and our ability to reduce cost of sales.

Fiscal 2006 vs. 2005

Gross profit declined in absolute dollars but remained relatively constant as a percentage of net sales at 16% in 2006 compared to 15% in 2005. Our Wireless and Handsets segments contributed to the increase in gross profit in absolute dollars, primarily as a result of a shift in product mix and a reduction in production costs. The absolute decrease in gross profit dollars was primarily the result of the decline in gross profit from the Broadband segment resulting from a 57% decline in segment sales and a reduced profit as a percentage of segment sales due to additional inventory reserves and a $32.1 million provision for anticipated losses on an infrastructure deployment contract entered into in the fourth quarter of 2006. In addition, the increased percentage of our revenue derived from the lower margin PCD segment resulted in a decrease in our total gross profit as a percentage of net sales. For additional discussion of our business segments, see “Segment Reporting.”

Fiscal 2005 vs. 2004

Gross profit declined both in absolute dollars and as a percentage of net sales in 2005, compared to 2004. The absolute decrease in gross profit dollars was primarily the result of a 67% decline in Wireless operating segment gross profit reflective of the maturing PAS market in China, offset by higher absolute gross profit dollars for Broadband and PCD. We primarily attribute the decrease in gross profit, as a percentage of sales, to the impact of PCD margins and lower Handsets margins due to declines in PAS handset average selling prices, offset by higher Broadband Infrastructure gross margins achieved on our iAN8000 products relating to sales to Japan Telecom in the first quarter. PCD contributed $52.8 million in gross margin in 2005 and contributed only $11.9 million in 2004 because we did not acquire PCD until November 2004. The gross profit in 2005 was negatively affected by a $5.6 million inventory write-off associated with discontinued products.

OPERATING EXPENSES (INCOME)

The following table summarizes our operating expenses:

	Years Ended December 31,
	2006	% of net sales	2005	% of net sales	2004	% of net sales
			(As restated)		(As restated)
	(in thousands)
Selling, general and administrative	$334,455	14%	$371,461	13%	$303,911	12%
Research and development	182,869	7%	246,813	8%	219,079	8%
Amortization of intangible assets	18,871	1%	25,853	1%	15,551	1%
Gain on sale of semiconductor design assets	(12,291)	-1%	—	0%	—	0%
Impairment of long-lived assets	—	0%	218,094	8%	12,706	0%
Restructuring costs	—	0%	29,669	1%	—	0%
In-process research and development	—	0%	660	0%	1,400	0%
	$523,904	21%	$892,550	31%	$552,647	21%

Selling, general and administrative expenses (“SG&A”) include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. Research and development expenses consist primarily of compensation and benefits of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. A portion of our costs are fixed and are difficult to quickly reduce in periods of lower sales. However, during the second quarter of 2005, we announced and initiated a restructuring plan which resulted in the reduction of certain SG&A and research and development costs. We believe that continued investment in research and development is critical to our long-term success. Although the total absolute expenditures in research and development in 2006 was lower than in 2005, we streamlined R&D activities and focused on high value strategic projects for our businesses.

SELLING, GENERAL AND ADMINISTRATIVE

Fiscal 2006 vs. 2005

Selling, general and administrative expenses decreased $37.0 million, or 10%, in fiscal 2006 as compared to fiscal 2005. This decrease is primarily due to a $27.8 million decrease in our provision for doubtful accounts in 2006 compared to 2005 resulting from strong cash collection of fully reserved receivables  in China. Days sales outstanding was 60 days at December 31, 2006 as compared to 66 days outstanding at December 31, 2005 due to strong cash collections in the fourth quarter of 2006 and the high percentage of fourth quarter revenue derived from our PCD segment, which generally has experienced a shorter collection period on related receivables. In 2007, we expect the days sales outstanding to increase in line with historical trends. In addition, sales and marketing personnel costs decreased approximately $16.7 million as a result of cost saving resulting from reduced sales and marketing headcount, offset partially by increased stock-based compensation charges. The reduction in sales and marketing headcount was primarily due to the shift during 2006 of approximately 477 employees previously providing sales and support services towards generating revenue from support arrangements. Other cost savings in sales and marketing, primarily related to the 2005 restructuring and cost containment measures, included a $12.0 million decrease in depreciation, facility and equipment costs, a $10.1 million decrease in travel expenses and a $4.0 million decrease in professional services. These cost savings in sales and marketing expenses were partially offset by an increase in general and administrative costs. Primary factors in the increased general and administrative costs include: (i) an increase of $21.3 million in general and administrative personnel costs due to increased stock-based compensation charges and additional finance and information technology resources hired to improve processes and controls and (ii) $7.9 million of  value added tax expense resulting from an audit of 2003 through 2005 tax years by China tax authorities and (iii) a $4.7 million write-off of net assets in connection with the termination of a joint venture. In 2006, selling, general and administrative costs included approximately $10 million of stock-based compensation as a result of adoption of SFAS 123(R).

Fiscal 2005 vs. 2004

Selling, general and administrative expenses increased $67.5 million or 22% in fiscal 2005 as compared to fiscal 2004. The increase in SG&A was primarily due to i) increased headcount and overhead of $19.9 million which includes our PCD operations that did not exist until November 2004, ii) increased professional services fees of $18.5 million in 2005 from 2004 associated with supply chain management, system integration, Sarbanes-Oxley Act compliance projects and audit fees, iii) increased litigation and legal costs of $13.3 million, and iv) an increase in facilities expense of $12.4 million for the Hangzhou, China office placed in service in October 2004.

RESEARCH AND DEVELOPMENT

Fiscal 2006 vs. 2005

Research and development (“R&D”) expenses decreased $63.9 million, or 26%, in fiscal 2006 compared with 2005. The decrease was primarily due to i) a decrease of $30.6 million in depreciation, facility and equipment costs as a result of the restructuring and write-down of R&D equipment in 2005,  ii) a decrease in personnel expenses of approximately $16.4 million attributed to a decrease in headcount due to the restructuring activities and the transfer of engineers as part of the sale of our semiconductor design operations to Marvell Technology and the transfer of our non-PAS wireless research and development in China to Cellon, and iii) a decrease in professional costs of $9.3 million associated with the decrease in outsourced projects. R&D expenses were approximately 7% and 8% of net sales in 2006 and 2005, respectively. We expect R&D expenses to be stable as we continue to streamline R&D activities and invest in product lines that improve our long-term profitability and growth.

Fiscal 2005 vs. 2004

R&D expenses in fiscal 2005 were approximately 8% of net sales in 2005, as compared to 8% of net sales in 2004. In absolute amounts, R&D expenses increased $27.7 million or 13% compared to the prior year. The absolute increase was primarily due to i) an increase in personnel expenses by approximately $19.8 million attributed to a 15% increase in average head count from 2,757 to 3,170 employees due to the retention of personnel from various acquisitions as well as the hiring of personnel to support product enhancements and development primarily in the Broadband and Handsets segments, and ii) an increase in professional costs of $3.2 million associated with outsourced projects driven by product development projects primarily in the Handsets segment.

IN-PROCESS RESEARCH AND DEVELOPMENT

Fiscal 2005 vs. 2004

The $0.7 million and $1.4 million charges to in-process research and development in 2005 and 2004, respectively, were related to our acquisitions of Pedestal Networks and TELOS. All charges to IPR&D were based, in part, upon independent valuations. In assessing IPR&D projects, we considered key product characteristics including each product’s development stage at the acquisition date, each product’s life cycle and each product’s future prospects. We also considered the rate at which technology changes in the relevant industry, the industry’s competitive environment and the economic market outlook.

AMORTIZATION OF INTANGIBLE ASSETS

Fiscal 2006 vs. 2005

Amortization of intangible assets expenses decreased $7.0 million in 2006 as compared to 2005. The decrease in the amortization of intangible assets was due to several intangible assets being fully amortized during the preceding twelve months.  Amortization expenses for the next five years, beginning with the year ending December 31, 2007, are expected to amount to $16.0 million, $12.7 million, $6.9 million, $5.1 million and $5.1 million, respectively.

Fiscal 2005 vs. 2004

Amortization of intangible assets expenses increased $10.3 million in 2005 as compared to 2004. The increase in the amortization of intangible assets in 2005 was due to the intangibles recorded as a result of the acquisitions of TELOS in May 2004, ACC in November 2004 and Giga in January 2005, which are in the results of the 2005 fiscal year but were only amortized for a portion of the prior year in the case of ACC and TELOS.

GAIN ON SALEOF SEMICONDUCTOR DESIGN ASSETS

Fiscal 2006

In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design operations, including the assets related to the prior acquisition of Advanced Communications Devices Corporation to Marvell Technology Group Ltd. We recognized a $12.3 million gain on sale of these assets in the third quarter of 2006 upon achieving the defined milestones.

RESTRUCTURING COSTS

Fiscal 2006

The restructuring plan initiated in 2005 was completed by December 31, 2005 and no major restructuring effort was undertaken in 2006. During 2006 we settled approximately $1.1 million of accrued expenses, and the remaining $0.1 million of accrued expenses will be settled in 2007.

Fiscal 2005

In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products. In 2005, we incurred approximately $29.7 million in operating expenses in relation to the restructuring plan actions, primarily consisting of $15.2 million related to severance payments and $14.5 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. Included in the restructuring costs of $29.7 million are non-cash charges of $13.4 million in asset impairments. We made cash payments of $16.6 million for severance and other benefits in 2005. As part of the restructuring plan, we recorded a $5.6 million inventory write-off associated with discontinued products in 2005. Restructuring expense related to the inventory write-off is included in cost of sales in the consolidated statements of operations. As of the end of 2005 approximately 1,595 employees had been terminated or placed in workforce reduction programs.

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

Fiscal 2004

During the second quarter of 2004, we consummated the acquisition of Hyundai Syscomm, Inc. (“HSI”) in order to gain a foothold in the CDMA infrastructure market. We encountered difficulties integrating the HSI operations into our CDMA operations after the acquisition. In the fourth quarter of 2004, we decided to wind-down the legacy operations and transfer employees to support handset engineering in Korea. The decision to substantially abandon the operations occurred within nine months of the acquisition and before the HSI operations were integrated. Therefore, we have written off all of the remaining values of the intangible assets associated with this acquisition, totaling $12.7 million during the year ended December 31, 2004.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Fiscal 2006 vs. 2005

Interest income was $14.8 million in 2006 compared to $7.1 million in 2005. Higher average cash balances in 2006 was the primary reason for the increase. In addition, an increase in the average interest rate, due in part to the geographic location of the cash balances, also had a favorable impact on interest income.

Fiscal 2005 vs. 2004

Interest income was $7.1 million in 2005 compared to $6.2 million in 2004. An increase in average cash and short-term investment balances in 2005 as compared to 2004, coupled with an increase in the average interest rate resulted in an increase in interest income.

INTEREST EXPENSE

Fiscal 2006 vs. 2005

Interest expense was $11.7 million in 2006 compared to $16.8 million in 2005. The decrease in interest expense was primarily attributable to the decrease in short-term borrowings in China in the form of bank loans and the extinguishment of long-term debt during 2005. The average quarterly borrowings outstanding were $400.6 million and $570.7 million during 2006 and 2005, respectively, and the average interest rate thereon was 2.9% during both 2006 and 2005. We expect interest expense will increase significantly in 2007 as a result of the First Supplemental Indenture agreement entered into in January 2007 which increased the interest rate on the subordinated notes to 7.625% beginning January 9, 2007, and the Second Supplemental Indenture agreement entered into in July 2007 which increased the interest rate on the subordinated notes to 10.875% beginning July 26, 2007.

Fiscal 2005 vs. 2004

Interest expense was $16.8 million in 2005 compared to $6.9 million in 2004. The increase in interest expense was attributable to an increase in the average short-term borrowings in China in the form of bank loans, which had relatively higher interest rates. The average quarterly borrowings outstanding were $570.7 million and $534.5 million during 2005 and 2004, respectively, and the average interest rates thereon were 2.9% and 1.3% during 2005 and 2004, respectively.

GAIN ON EXTINGUISHMENT OF DEBT

Fiscal 2005

Gain on extinguishment of debt, net of write-off of unamortized issuance expenses, was $31.4 million in 2005. In the year ended December 31, 2005, 4,988,100 shares of our common stock with a fair value of approximately $37.6 million and approximately $57.1 million in cash were exchanged for $127.9 million aggregate principal amount of our outstanding convertible subordinated notes due 2008.

OTHER INCOME (EXPENSES)

Fiscal 2006 vs. 2005

Other income was $1.1 million in 2006 compared to $43.7 million in 2005. Other income in 2006 consisted primarily of foreign exchange gains of $7.6 million, a gain on the sale of an asset of $2.5 million, dividend income of $2.1 million and miscellaneous other income of $2.1 million, offset by a $13.5 million impairment charge on a long-term investment.

Fiscal 2005 vs. 2004

Other income was $43.7 million in 2005 compared to $15.4 million in 2004. Other income in 2005 primarily consisted of a gain on sale of Softbank China of $47.2 million and a $6.0 million consumption tax refund in Japan, partially offset by a foreign exchange loss of $10.0 million. In December 2005, we sold our 10% ownership in Softbank China Holdings PTE LTD (“Softbank China”) to SOFTBANK CORP., a related party and owner of the remaining 90% of Softbank China for $56.9 million. Accordingly, we recorded in other income a gain of $47.2 million after management fees, transaction expenses and net of the investment carrying value. The foreign exchange losses primarily consisted of losses attributed to the appreciation of the US dollar on Japanese Yen denominated cash and accounts receivable, offset by gains for the Company’s China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated short-term debt and payables. Yen-denominated sales were significantly higher during 2005 as compared to 2004.

INCOME TAX EXPENSE (BENEFIT)

Fiscal 2006 vs. 2005

Income tax benefit was $15.0 million in 2006 compared to tax expense of $136.5 million in 2005.

The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite the Company’s belief that its tax return positions are fully supportable, the Company believes that certain positions are likely to be challenged and may not be sustained on review by tax authorities. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. In 2006, we recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. (“HUTS”) and Hangzhou UTStarcom Telecom Co., Ltd (“HSTC”), two of our subsidiaries in China and the acceptance of our tax holiday for HSTC.

Without the $29.0 million tax benefit, the Company would have a negative 10% effective tax rate. There are two primary reasons for the negative 10% effective tax rate. First, the Company has not provided any tax benefit on the current years losses incurred and tax credits generated in the United States and other countries, because the Company believes it is more likely than not that the tax benefit associated with these losses will not be realized. Second, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable.

In 2005, as discussed below, we incurred a $237.3 million non-cash charge to provide a full valuation allowance on our net deferred tax assets at December 31, 2005 in the United States and China. Also, we recorded a $11.9 million increase in tax expense in 2005 due to the revaluation of deferred tax assets in China because of statutory rate changes for certain of the Company’s subsidiaries in China.

Fiscal 2005 vs. 2004

In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance applicable to our operations as well as the amount and jurisdiction of future taxable income. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. During 2005, we did not believe it was more likely than not that we would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets. As a result of the review undertaken, we concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets in China and the United States wherein the cumulative losses weigh heavily in the overall assessment. Accordingly, we recorded a $237.3 million non-cash charge in the United States and China.

Income tax expense was $136.5 million in 2005 compared to a benefit of $20.3 million in 2004. The increase in income tax expense was primarily attributable to a $237.3 million non-cash charge to provide a full valuation allowance on our net deferred tax assets at December 31, 2005 in the United States and China. Also, we recorded a $11.9 million increase in tax expense due to the revaluation of deferred tax assets in China because of statutory rate changes for certain of the Company’s subsidiaries in China. In addition, we did not provide any tax benefit on the 2005 losses incurred and tax credits generated in the United States and China. These are the three primary reasons for the negative 34% effective income tax rate for 2005, despite the pretax loss for the year.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Fiscal 2006 vs. 2005

Equity in loss of affiliated companies was $0 in 2006 compared to $5.5 million in 2005 as our joint venture investment with Matsushita Communication Industrial Co., Ltd. (“Matsushita”) was liquidated in 2005.

Fiscal 2005 vs. 2004

Equity in loss of affiliated companies was $5.5 million in 2005 compared to $1.3 million in 2004. During 2005 we incurred a loss from our joint venture investment with Matsushita of $4.8 million and a gain of $0.7 million from our investment in Restructuring Fund No. 1. The loss in 2004 was attributable to our joint venture investment with Matsushita. In December 2005, the venture partners agreed to liquidate this venture.

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

Effective in the first quarter of 2005, the Company elected to reorganize its business based principally upon product family and realigned its business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Handsets, (iv) Personal Communications Division (“PCD”), and (v) Services. The Company announced that effective July 1, 2006, a newly created operating unit; Network Solutions would begin offering products and services through the combination of the Broadband Infrastructure and the Wireless Infrastructure reporting segments. Each reporting segment and operating unit is responsible for managing its own performance.

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

Network Solutions

Broadband Infrastructure

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
	(in thousands)
Net sales	$219,557	$507,978	$232,442
Gross profit	$(3,019)	$157,890	$45,585
Gross profit as a percentage of net sales	(1)%	31%	20%

Fiscal 2006 vs. 2005

Our largest Broadband Infrastructure customer is Softbank and affiliates, including Japan Telecom, representing approximately 54% and 89% of total Broadband Infrastructure sales in 2006 and 2005, respectively. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. During 2006 sales to Softbank declined by $333.0 million as Softbank completed its initial investment in fixed line businesses and changed its focus to wireless business following its acquisition of Vodafone Japan.

The decline in gross profit as a percentage of net sales from 31% in 2005 to negative 1% in 2006 was due primarily to decreased revenues of our high margin iAN8000 products which included $271.9 million relating to the Japan Telecom agreements in the first quarter 2005. Gross profit in 2006 and 2005 also was negatively impacted by additional warranty reserves for ADSL, GEPON and NetRing™ products sold to Softbank in 2003 and 2004. These special warranty charges approximated $5.6 million and $30.6 million in 2006 and 2005, respectively. Further contributing to the gross profit decline in 2006 was a $32.1 million provision for anticipated losses on an infrastructure deployment contract entered into in the fourth quarter of 2006. We accepted this contract because we felt it would allow us to develop a relationship with a customer we consider important to the international expansion of our broadband infrastructure business. Both our experience of incurring higher warranty costs in our Broadband Infrastructure segment as we have introduced new products and the requirement to adjust contract losses provisions as additional information becomes available may potentially have negative impacts on our future gross margins.

We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our RollingStream™ IPTV products in China, Japan and other geographic regions. In addition to the investments we have made to develop and market our Broadband products, in 2005 we loaned $12.4 million to a China based company to support the development of a technical service information and networking technology venture in China. The loan is partially secured by an indirect ownership interest in the venture. This venture’s continuing viability will also be heavily dependent on our future provisioning of equipment. As such, we determined that we are the primary beneficiary of the venture and consolidated the venture’s results of operations into our results for the years ended December 31, 2006 and 2005. We expect that we will continue to invest in the development of this important market in the future.

Fiscal 2005 vs. 2004

In 2005, Broadband Infrastructure net sales more than doubled primarily due to two large transactions with Softbank; $271.9 million of revenue recognized in the first quarter on certain agreements entered into with Japan Telecom primarily for the iAN8000 product; and $57.7 million of revenue recognized in the fourth quarter on our Rolling Stream™ internet protocol television (“IPTV”) product launched with Yahoo! BB. During the fourth quarter of 2004, approximately $79.1 million of revenue was recognized on sales of primarily GEPON and NetRing™ products to Softbank.

The gross profit improvement, both in absolute dollars and as a percentage of net sales, was largely due to (i) the margins on our iAN8000 products relating to the Japan Telecom agreements in the first quarter 2005; (ii) low margins in the fourth quarter of 2004 on GEPON and NetRing™ products; and (iii) offset by higher warranty costs in 2005 for ADSL, GEPON and NetRing™ products. We have experienced higher warranty costs in our Broadband Infrastructure segment as we have introduced new products.

Wireless Infrastructure

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
	(in thousands)
Net sales	$427,400	$436,016	$1,268,850
Gross profit	$206,193	$121,077	$364,028
Gross profit as a percentage of net sales	48%	28%	29%

Fiscal 2006 vs. 2005

Net sales declined 2% in 2006 compared with 2005, primarily due to decreased sales of PAS systems in China. In 2006, approximately 79% of our Wireless Infrastructure sales were attributed to PAS systems in China compared with 85% in 2005. The decrease in PAS system sales was primarily the result of our customers in China transitioning from new system installations to system expansions as PAS systems reach product maturity.

Gross profit as a percentage of net sales increased by 20 percentage points in 2006 compared to 2005, due to a number of factors, including: (i) the margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management and product quality resulting in a decrease in excess inventory write-downs and scrap; and (iii) sales of voice and data networks software totaling $16.1 million which typically have gross margins of approximately 90%.

We expect future PAS infrastructure spending to decline further in 2007 compared with 2006 levels as China prepares for 3G launch. However, we expect the revenue decline will be moderate, as most of 2007 revenue is expected to come from existing backlog based on current projection of receiving final acceptance. We plan to aggressively pursue opportunities for our Packet PAS products (for broadband wireless data market based on PAS technology), high end PAS products including dual mode, CDMA products and Softswitch products in multiple markets; though we do not anticipate that these sales will fully offset the decline in PAS sales in 2007.

Fiscal 2005 vs. 2004

In 2005, approximately 85% of our Wireless Infrastructure sales were attributed to PAS systems in China. Net sales declined 66% as demand decreased due to (i) product maturation resulting in transition from new system installations to system expansions and (ii) our customers reduced fiscal capital spending in anticipation of next generation technology.

Gross margin as a percentage of net sales declined by one percentage point primarily due to the impact of our China customers shifting their investments on PAS from geographical extension to expanding the capacity and improving the quality of the existing network. Compared with building networks in new areas, the cost of expanding capacity is much lower. Additionally, there was less competition and pricing pressure in PAS network expansion contracts. Included in cost of goods sold in 2005 is an inventory write-off of $5.6 million, which had a negligible effect on the gross profit as a percentage of sales.

PCD

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
	(in thousands)
Net sales	$1,339,496	$1,369,324	$277,410
Gross profit	$39,932	$52,812	$11,866
Gross profit as a percentage of net sales	3%	4%	4%

Fiscal 2006 vs. 2005

Net sales for the PCD operating segment were $1,339.5 million in 2006, a decrease of 2% compared to net sales of $1,369.3 million in 2005. The relatively consistent net sales was the result of a decrease in the overall average selling price, offset by a 6% increase in the number of units sold. In 2006, a greater percentage of revenue was derived from internally manufactured handsets and we expect this trend to continue in the future.

The gross profit as a percentage of net sales recognized on handset sales through PCD declined by one percentage point in 2006 compared with 2005. Gross profit was negatively impacted by inventory write-downs to market of certain slow moving models. Partially offsetting these inventory charges were higher margins on UTStarcom branded devices sold during 2006. The gross profit as a percentage of net sales is typically lower than that realized on PAS systems based handsets sold in the China market. As the percentage of UTStarcom designed and manufactured products increases, we expect the PCD margin to increase in the future.

Fiscal 2005 vs. 2004

Revenue for the PCD operating segment was $1,369.3 million in 2005 compared to $277.4 million in 2004. Revenues for PCD were significantly greater in 2005 than 2004 since the acquisition of the wireless handset division of Audiovox Corporation and the creation of PCD did not occur until November 2004. Revenues for 2005 are consistent with 2004 pro forma revenues (see Note 5, “Acquisitions and Sale of Assets”, of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report). The gross profit as a percentage of net sales recognized on handset sales through PCD was consistent at 4% for 2005 and 2004.

Handsets

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
	(in thousands)
Net sales	$395,812	$473,472	$749,073
Gross profit	$118,459	$58,166	$131,708
Gross profit as a percentage of net sales	30%	12%	18%

Fiscal 2006 vs. 2005

Net sales declined 16% primarily due to a volume decrease for our PAS handsets in China as the units sold declined to 7.8 million in 2006 compared to 10.2 million in 2005. The 25% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth. In 2006, PAS subscriber growth was 10% compared to 31% in 2005 and 70% in 2004 as service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology. The average selling price per unit (“ASP”) improved 10% due to a shift in product mix to sales of higher-end models, as well as the introduction of new PAS/GSM dual mode product line in 2006. This shift in product mix more than offset declining prices of other models due to competitive pricing pressures in the PAS market, which we have experienced in the China telecommunications market since the latter part of 2003. We expect cumulative PAS subscriber growth to continue at lower growth rates in future periods.

Gross profit as a percentage of sales for our handsets segment increased by 18 percentage points in 2006, as compared to 2005. A portion of the improvement in the gross profit percentage relates to shifting most of our products to the use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit. Additionally, we have had a shift in product mix towards higher margin products such as our PAS/GSM dual mode and ultra-thin high-end PAS handsets. Additional factors leading to the improvement in gross profit are a reduction in scrap, variances and warranty costs.

In 2007 and beyond, we continue to expect lower cumulative growth rates of PAS subscribers. At the same time, we anticipate the market demand for PAS/GSM dual mode to increase. We will continue to develop unique high-end models which have higher gross margin and average selling price. We will continue to focus on product cost reductions efforts through supply chain improvements and R&D improvement.

Fiscal 2005 vs. 2004

Net sales declined 37% primarily due to decreases in both volume and price for our PAS handsets in China as the units sold declined to 10.2 million compared to 14.0 million in 2004. The 27% volume decline was primarily attributed to (i) lower demand for our PAS handsets resulting from slower subscriber growth. In 2005, PAS subscriber growth slowed to 31% from over 70% in 2004 as service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology networks and (ii) our inability to supply product to our customers during the fourth quarter due to component shortages. As a result of shortages of key components (such as printed circuit boards, flash memory and radio frequency components) in the fourth quarter, we were unable to fill our customers’ orders for Chinese New Year sales promotions.

The average selling price per unit declined 18% due to a combination of competitive pricing pressures during the first half of the year, and a shift in product mix to sales of lower-end models. We have also experienced continuing pricing pressure in the China telecommunications market since the later part of 2003, which has driven average unit selling prices lower.

Our gross profit as a percentage of sales decreased by 6 percentage points, primarily due to a decline in the PAS handset average unit price, offset by lower material costs as we renegotiated prices with vendors, and a shift in product mix to lower-end, higher margin models.

Services

	Years Ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
	(in thousands)
Net sales	$76,596	$84,320	$51,640
Gross profit	$24,179	$45,891	$16,345
Gross profit as a percentage of net sales	32%	54%	32%

Fiscal 2006 vs. 2005

Our Services segment’s net sales decreased by $7.7 million, or 9%, for 2006 compared to 2005. The decrease in net sales is primarily due to delays associated with receiving final acceptance from existing projects that were completed. During 2006, we focused on the revenue opportunities with respect to support in China. Approximately 477 employees previously providing sales and support services were shifted towards generating revenue from support arrangements, resulting in additional cost of goods sold for 2006 of $15.0 million, and a corresponding decrease to operating expenses. Additionally, revenues of $9.7 million from Wireless Infrastructure and $0.7 million from Broadband segment sales in China were allocated to the Services segment during 2006. The allocation was made on certain completed contracts for which the service element was not separately priced. Our gross profit as a percentage of sales decreased by 22 percentage points, primarily due to a one time service charge for marketing services to Softbank during 2005 that was not repeated in 2006.

In order to succeed in today’s multi-services convergence environment, operators need to differentiate their subscriber offerings, make their operations more efficient and cost effective, enhance productivity, grow their businesses, and increase revenues. Our new solutions methodology is designed to let operators concentrate on their business model and their end-customers while we provide complete end to end support for implementing and managing their multi-vendor networks. These are primarily non-core business processes and activities that many service providers feel can be outsourced to their infrastructure vendor partners such as UTStarcom.

Our new Value Added Service portfolio aims to extend its solution-oriented approach from supplying platforms to all aspects of planning for, deploying, and managing both platforms and services. We are targeting new geographies and customers with an end-to-end solution approach. We expect this initiative to significantly improve our revenue plan during 2007.

Fiscal 2005 vs. 2004

The increase in Services segment revenue was due to the continuing development of our service product offerings and the $12.6 million of revenue and gross profit associated with promotional services for Japan Telecom recognized in the first quarter of 2005.

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

TRANSACTIONS WITH RELATED PARTIES AND OTHER INFORMATION

Softbank

We recognized revenue of $130.8 million, $475.3 million and $143.7 million during the years ended December 31, 2006, 2005 and 2004, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. (“Softbank”), a significant stockholder of our company. Softbank offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In 2006, we determined that certain sales to third party resellers were, in substance, sales to Softbank and therefore, we have included these amounts in related party sales. Prior year amounts have been reclassified to conform to the current period presentation. We support Softbank’s fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as our multi-service optical transport product (“NetRing™”). In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of our RollingStream™ product. Included in revenue for the year ended December 31, 2006 is a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless infrastructure products.

Included in accounts receivable at December 31, 2006 and December 31, 2005 were $29.9 million and $83.4 million, respectively, related to these transactions. During 2006 and 2005, sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There was $11.5 million and $19.6 million included in long term deferred revenue with respect to these agreements at December 31, 2006 and 2005, respectively. Additionally, there was $11.6 million and $8.0 million included in current deferred revenue at December 31, 2006 and 2005, respectively. As of December 31, 2005, $5.4 million was included in customer advances related to other Softbank agreements.

During August 2004, we entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of Softbank. These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. We determined that the service activities revenue should be recorded net of expected promotional spending.

Because we had not provided these activities in the past and could not estimate the fair value of these services, we determined under the guidance of SAB 104 that all revenue related to these agreements could not be recognized until all goods and services were delivered. We delivered and received final acceptance for all equipment contemplated under these agreements in the quarter ended March 31, 2005.

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

We also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities. The revenue recognition criteria related to the sale of the iAN- 8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005. During the years ended December 31, 2006 and 2005, sales to Softbank included $6.7 million and $280.1 million, respectively, with regards to sales of telecommunications equipment and service sold to JT, and none for 2004.

We invested in Restructuring Fund No.1, a venture capital investment limited partnership established by Softbank. The partnership was dissolved in July 2006 with a total cash distribution of $3.0 million to us during 2006. We have recorded a gain on investment of $1.4 million and $0.7 million, respectively, for the year ended December 31, 2006 and 2005. We recorded an immaterial equity loss for the year ended December 31, 2004.

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan was subordinated to certain senior lenders of BB Modem, and repayments were payable to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan repaid during the last 16 months of this period During the year ended 2006, 2005 and 2004, we recorded $0.6 million, $1.3 million and 1.3 million, respectively in interest income in respect to this loan. The loan receivable at December 31, 2006 was approximately $1.0 million, included in other current assets. At December 31, 2005, the loan balance was approximately $9.0 million and was included in other long-term assets. The note receivable was paid in full in January 2007.

As of December 31, 2006, Softbank beneficially owned approximately 12% of our outstanding stock.

Acoustek Int’l Corp.

In 2005 and 2006, we received consulting services from Acoustek Int’l Corp. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, our former Senior Vice President and Chief Technology Officer. Mr. Haung’s employment with the Company terminated on December 31, 2006. We paid $0.1 million in each of the years of 2006 and 2005 for consulting services provided by Acoustek.

Audiovox

One of our officers also serves as a director for Audiovox Corporation (“Audiovox”). During the year ended 2006 and 2005, we paid approximately $1.4 million and $0.7 million, respectively, for IT services from Audiovox.

Cellon

In September 2001, we invested $2.0 million in Cellon International Holdings Corporation (“Cellon”) and made additional investments of $3.0 million each in April and December 2002. Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. In November 2005, we entered into an agreement with Cellon under which we received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees. This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income. As of December 31, 2006, with the additional shares obtained in this transaction, we had an 11% ownership interest in Cellon. In the fourth quarter of 2006, our review of this investment included, but was not limited to, a review of Cellon’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. Based on the deterioration of Cellon’s financial condition, we determined that the carrying value of the investment was at an amount above the fair value of the investment, and the decline was other-than temporary. During the fourth quarter of 2006, we recorded a $13.5 million other-than-temporary impairment charge for this investment in other income, net.

In November 2005, we entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development. Approximately $2.0 million of the prepaid amount was used in year ended December 31, 2006 as payments for design services. We may also use the prepayment in satisfaction of royalties Cellon may earn from sales by us of products Cellon designs under the Development Services Agreement. This agreement also obligates Cellon to pay us a royalty if certain technology shared by us to Cellon is used in products developed and sold to customers other than us through November 2007. During 2006, no royalty was earned by us related to product developed and sold to customers other than us. During the fourth quarter of 2006, we recorded an operating expense of $3.0 million to write-off this prepayment in connection with our assessment of the financial condition of Cellon as discussed above. On June 18, 2007, a meeting of Cellon’s shareholders was held where a resolution was passed to place Cellon in voluntary liquidation.

Fiberxon

We had an outstanding purchase commitment with Fiberxon, in which we have a 7% ownership interest, to purchase component parts for optical networking products. In addition, we provided a letter of credit for $5.0 million to purchase raw materials for the manufacture of these component parts. This commitment expired during 2005. There was no such commitment arrangement for 2006. Purchases from Fiberxon totaled $2.6 million, $9.7 million and $15.1 million during the years ended December 31, 2006, 2005 and 2004, respectively and we had $0.4 million and $0.3 million in accounts payable to Fiberxon at December 31, 2006 and 2005, respectively.

GCT Semiconductor

We have an outstanding purchase commitment with GCT Semiconductor, Inc. (“GCT”), in which we have a 2% ownership interest, to purchase component parts. Purchases from GCT totaled $6.3 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively. We had $1.1 million in accounts payable to GCT at each December 31, 2006 and 2005.

Global Asia Partners L.P.

Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund was also a sales agent of ours until the third quarter of 2006. Between June 2002 and April 2005, we invested a total of $2.6 million in the fund. As of December 31, 2006 we owned 49% of the fund’s outstanding partnership units. We had a commitment to invest up to a maximum of $5.0 million, but as the result of a reorganization of capital contributions by the partners, reached in April 2005, our capital contribution of $0.6 million in April 2005 was the final capital contribution to be made. In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions.

Matsushita Joint Venture

In July 2002, we entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. We had a 49% ownership interest in the joint venture company. We performed engineering services for the joint venture for approximately $2.8 million which was recognized as revenue during 2005. As of December 31, 2005, we had a receivable of $0.1 million. In December 2005, the partners agreed to dissolve the joint venture and the dissolution was completed during 2006.

MDC Holding, Ltd.

We had an outstanding accounts receivable balance with MDC Holding, Inc. (“MDC”) related to a PAS system purchase of $1.3 million at December 31, 2006. There was no accounts receivable balance at December 31, 2005. Certain of our employees were shareholders of MDC as of December 31, 2006. MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

ORG, Inc.

We have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc. We had sales of $1.6 million and $0.5 million to ORG, Inc. during 2006 and 2005, respectively. We had accounts receivable of $1.0 million and $0.2 million from ORG, Inc. as of December 31, 2006 and 2005, respectively. There was no deferred revenue at December 31, 2006 and there was $0.1 million in deferred revenue at December 31, 2005.

Starcom Products, Inc.

We obtain engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to one of our former officers who was also a member of our Board of Directors. We paid less than $0.1 million in 2006, $0.7 million in 2005 and $1.1 million in 2004 for engineering consulting and employee placement services provided by Starcom.

Xalted Networks

In May 2005 and August 2005, we invested $2.0 million and $1.0 million, respectively, in Xalted Networks (“Xalted”). In March 2006 we invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings, in which we have an 11% ownership interest. We received purchase orders from Xalted Networks totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by us to other customers. We charge a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process has not yet been completed.

Liquidity and Capital Resources

Operating Activities

2006

Net cash provided by operating activities for the year ended December 31, 2006 was $66.1 million. Cash from operating activities was positively affected by changes in accounts receivable, deferred costs and customer advances, partially offset by the net loss as well as changes in inventories, payables and other current liabilities.

The decrease in accounts receivable resulting from improved cash collections in 2006 compared to 2005 provided cash of $133.1 million. Days sales outstanding was 60 days at December 31, 2006 as compared to 66 days outstanding at December 31, 2005 due to strong cash collections in the fourth quarter of 2006 and the high percentage of fourth quarter revenue derived from our PCD segment, which generally has experienced a shorter collection period on related receivables. In 2007, we expect the days sales outstanding to increase in line with historical trends.

Customer advances increased by $38.4 million at December 31, 2006. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded.

The decrease in payables and other current liabilities primarily resulted from a decrease in accounts payable of $22.3 million, a decrease in income taxes payable of $28.9 million, and a decrease in other current liabilities of $27.6 million. The decrease in other current liabilities included decreases in payroll and other taxes payable, accrued contract costs, which relate to purchase of goods and services for which invoices have not been received, and warranty costs, offset by a $32.1 million increase in other current liabilities related to a loss contract reserve.

Non-cash charges for the year ended December 31, 2006 included $68.0 million of depreciation and amortization, $16.6 million of stock-based compensation expense, and a $13.5 million other-than-temporary charge related to impairment of a long-term investment. The net gain on sale of assets of $9.6 million, included the gain of $12.3 million related to the sale of the semiconductor design business division to Marvell Technology Group, Ltd.

2005

Net cash provided by operating activities for the year ended December 31, 2005 was $218.4 million. Operating cash was affected by changes in accounts receivable, inventories, income taxes payable and accounts payable.

The $268.2 million decrease in accounts receivable was primarily attributable to increased collections in the final quarter of 2005 as compared to the final quarter of 2004. Days sales outstanding was 66 days at December 31, 2005 as compared to 113 days at December 31, 2004. The shorter days sales outstanding was primarily a result of a shift in sales from China, which typically has a long collection cycle, to the United States, which typically has a shorter collection cycle. The decrease in inventory balance of $165.9 million, primarily a result of a shift in sales to the PCD segment which has faster inventory turnover, has also contributed to our increase in operating cash.

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

The reduction of customer advances in 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. (“JT”), an affiliate of Softbank Corp., as well as the decline in sales and the corresponding cash advances for products sold in China. All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as customer advances in prior periods. Revenue for certain of these agreements has been recognized during the year ended December 31, 2005. For additional information, see Note 20, “Related Party Transactions”, of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report.

2004

Net cash used in operating activities for the year ended December 31, 2004 was $95.0 million. Operating cash was affected by changes in accounts receivable, inventory and customer advances offset by changes in accounts payable and deferred costs.

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

Offsetting the activity that decreased operating cash for the period were net income and non-cash charges including a $12.7 million provision for long-lived asset impairment, $76.2 million in depreciation and amortization, a $21.3 million provision for doubtful accounts, and a $18.3 million deferred cost provision. Accounts payable increased by $97.7 million, consistent with increased inventory purchasing. Inventories at customer sites under contracts awaiting final acceptance are classified as deferred costs, separate from what was historically considered inventory. The title and risk of loss of this inventory is transferred to the customer. Revenue and costs of sales are recorded when final acceptance is received from the customer. Deferred costs decreased by $207.4 million from December 31, 2003 to December 31, 2004. The decrease in deferred costs resulted from a greater number of customer acceptances, corresponding to the decrease in customer advances.

Investing Activities

2006

Net cash provided by investing activities in fiscal 2006 totaled $36.1 million. Cash inflows from investing activities included $36.0 million received from the sale of our semiconductor design operations to Marvell Technology Group, Ltd., $4.0 million of net proceeds from the sale of short-term investments and $20.9 million in changes to restricted cash. Cash used for additions to property, plant and equipment totaled $26.3 million.

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

Financing Activities

2006

Net cash used in financing activities was $99.5 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowings.

2005

Net cash used in financing activities in fiscal 2005 was $202.8 million. This was primarily due to net repayments of $216.4 million on borrowings including $57.1 million cash payment in connection with early debt extinguishments.

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

Liquidity

We reported net losses in each quarter in the period beginning April 1, 2005 and continuing through December 31, 2006, which has resulted in an accumulated deficit of $494.2 million and total stockholders’ equity being reduced to $774.4 million at December 31, 2006. Additionally, at December 31, 2006, we had short-term debt in China under lines of credit to our China subsidiaries of $102.5 million maturing in 2007 and long-term debt outside of China in the form of 7/8% convertible subordinated notes with a principal balance of $274.6 million that matures in March 2008.

Our working capital was $793.5 million and $834.1 million at December 31, 2006 and 2005, respectively, and includes cash on hand of $661.6 million and $645.6 million and short term investments of $9.5 million in and $13.3 million, respectively in 2006 and 2005. Planned capital expenditures include an increase in the level of our capital expenditures in China in 2007 by approximately $40 million to support wire line telephone carriers in China who utilize our products and services to provide television service to their customers using the IPTV protocol.

Credit facilities in China at December 31, 2006 totaled $698.3 million, with $357.5 million of this amount available for working capital purposes, of which we had drawn $102.5 million in outstanding borrowings with interest rates up to 5.51%, and $340.8 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007. We believe that based upon our recent financial performance and financial position our lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, we believe the amounts of credit our lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

As of September 30, 2007 our outstanding borrowings under the credit facilities in China total $140.1 million, with interest rates of up to 6.67%, and with varying maturity dates through September 2008. The Company’s practice in China is to draw new loans under the credit facilities prior to either the maturity of our borrowings or expiration of our facilities to ensure we maintain adequate liquidity to re-pay the existing borrowings at maturity, or to effectively lengthen the credit facility period to the latest maturity date of the underlying borrowings.

Of our total cash and short-term investments at December 31, 2006 of $671.2 million, a total of $483.7 million is held in China. To meet liquidity needs outside of China, our subsidiaries in China have the ability to transfer cash to the Company in the United States under China’s current exchange control regulations. The amount of cash available for transfer from the China subsidiaries is limited both by liquidity needs of the subsidiaries in China and by Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. We believed the China subsidiaries could freely transfer at least $200 million as of December 31, 2006, and during the nine months ended September 30, 2007 our China subsidiaries have made such transfers of funds out of China to the Company totaling $150 million.

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

Our China sales are generally denominated in local currency, and we accept commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $5.1 million and $2.1 million at December 31, 2006 and 2005, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) have been met.

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

Income taxes

Certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays/incentives discussed above are applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, because these entities may qualify as accredited technologically advanced enterprises.

During the second quarter of 2005, HUTS received approval for a Knowledge Intensive, Technology Intensive Certificate (“the Certificate”) which subjects the company to a reduced national tax rate of 15%. In the first quarter of 2005, the Company recorded a reduction in tax expense attributable to an increase in deferred tax assets arising from the assessment of a local income tax for HUTS and HSTC in China. The approval of the Certificate currently has no effect on the local taxation of HUTS.

Off balance sheet arrangements

On August 1, 2005 we entered into a 364-day committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. On March 30, 2007, the agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of Citibank, N.A. Sales of the accounts receivables to Citibank, N.A. under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to Citibank, N.A. will be carried at their net realizable value, including an allowance for doubtful accounts. We did not sell any receivables pursuant to this facility during 2006 and 2005. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

At December 31, 2006, we have no other off balance sheet arrangements

Contractual obligations and other commercial commitments

Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years
	(in thousands)
Contractual Obligations
Bank loans	$102,510	$102,510	$—	$—	$—
Convertible subordinated notes	$274,600	$—	$274,600	$—	$—
Interest payable on debt	$35,216	$30,239	$4,977	$—	$—
Capital leases	$923	$286	$533	$104	$—
Operating leases	$38,200	$15,340	$18,765	$3,230	$865
Other Commercial Commitments
Letters of credit	$56,569	$40,100	$16,469	$—	$—
Purchase commitments	$154,364	$150,587	$3,777	$—	$—

Bank loans

At December 31, 2006, we had loans with various banks totaling $102.5 million with interest rates ranging from 5.02% to 5.51% per annum. These bank loans mature during 2007 and are included in short-term debt. There are no significant covenants associated with these loans.

Convertible subordinated notes

Our convertible subordinated notes, due March 1, 2008, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. The convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture providing that the convertible subordinated notes will accrue an additional 10% per annum in special interest from and after July 26, 2007 to the March 31, 2008 maturity date of the notes unless the notes are earlier repurchased or converted. The special interest rate represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%. Interest is payable semiannually on March 1 and September 1, and payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. For more information regarding the notice of default on May 31, 2007 and the Company’s Second Supplemental Indenture, see the “Liquidity” section of this Annual Report.

Leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through 2013.

Letters of credit

We issue standby letters of credit primarily to support international sales activities outside of China. When we submit a bid for a sale, often the potential customer will require that we issue a bid bond or a standby letter of credit to demonstrate our commitment through the bid process. In addition, we may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or for performance guarantees. The standby letters of credit usually expire without being drawn by the beneficiary thereof. Finally, we may issue commercial letters of credit in support of purchase commitments.

Purchase commitments

We are obligated to purchase raw materials and work-in-progress inventory under various orders from our suppliers, all of which are expected to be fulfilled, with no adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty.

Accounts receivable transferred to notes receivable

We accept commercial notes receivable from our customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Notes receivable available for sale were $5.1 million and $2.1 million at December 31, 2006 and December 31, 2005, respectively. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. During the year ended December 31, 2005 we sold notes receivable totaling $13.0 million. There were no notes receivable sold during the year ended December 31, 2006. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” (“SFAS 140”) has been met. The costs of settling or transferring these notes receivable were $0.7 million for the year ended December 31, 2005, and were included in other income (expense), net in the consolidated statements of operations.

Investment commitments

As of December 31, 2006, we had invested a total of $2.6 million in Global Asia Partners L.P., a fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. We had a commitment to invest up to a maximum of $5.0 million, but as the result of a reorganization of capital contributions by the partners, reached in April 2005, our capital contribution of $0.6 million in April 2005 was the final capital contribution to be made. In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions.

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

QUARTERLY FINANCIAL DATA (UNAUDITED), AS RESTATED AND
DISCUSSION AND ANALYSIS OF QUARTERLY RESULTS OF OPERATIONS

The following tables set forth some of the key quarterly unaudited financial information. See Note 2, “Restatement of Financial Statements”, of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report and Exhibit 99.1 for further details of the impact of the restatement on these quarterly results.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended December 31, 2006	Three months ended September 30, 2006	Three months ended June 30, 2006	Three months ended March 31, 2006
			(As restated)	(As restated)
Net sales
Unrelated party	$685,718	$569,826	$513,898	$557,037
Related party	18,738	31,073	37,628	44,944
	704,456	600,899	551,526	601,981
Cost of net sales
Unrelated party	609,386	503,618	414,113	461,585
Related party	16,867	22,480	28,463	16,605
Gross profit(1)	78,203	74,801	108,950	123,791
Operating expenses (income):
Selling, general and administrative	87,547	80,076	83,109	83,724
Research and development	43,559	46,305	46,603	46,402
Amortization of intangible assets	4,304	4,821	4,821	4,925
Gain on sale of semiconductor design assets	—	(12,291)	—	—
Total operating expenses	135,410	118,911	134,533	135,051
Operating loss	(57,207)	(44,110)	(25,583)	(11,260)
Interest income	4,136	3,214	3,947	3,532
Interest expense	(2,402)	(2,620)	(3,166)	(3,500)
Other (expense) income, net	(11,198)	1,835	6,887	3,568
Loss before income taxes, minority interest and equity in loss of affiliated companies(2)	(66,671)	(41,681)	(17,915)	(7,660)
Income tax (expense) benefit	23,991	(1,459)	(4,669)	(2,839)
Minority interest in losses of consolidated subsidiaries	651	92	259	556
Net loss	$(42,029)	$(43,048)	$(22,325)	$(9,943)
Loss per share:
—Basic	$(0.35)	$(0.36)	$(0.19)	$(0.08)
—Diluted	$(0.35)	$(0.36)	$(0.19)	$(0.08)

(1)           Gross profit in the fourth quarter of 2006 was unfavorably impacted by a $32.1 million loss contract provision.

(2)           Loss from continuing operations for the fourth quarter of 2006 included a $13.5 million other than temporary impairment charge for a long-term investment.

UTSTARCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended December 31, 2005	Three months ended September 30, 2005	Three months ended June 30, 2005	Three months ended March 31, 2005
	(As restated)	(As restated)	(As restated)	(As restated)
Net sales
Unrelated party	$600,403	$584,072	$649,390	$561,432
Related party	80,689	13,363	51,123	330,637
	681,092	597,435	700,513	892,069
Cost of net sales
Unrelated party	541,346	548,686	573,134	523,972
Related party	77,091	10,862	24,525	135,657
Gross profit	62,655	37,887	102,854	232,440
Operating expenses:
Selling, general and administrative	74,073	86,414	103,087	107,886
Research and development	54,515	60,817	65,650	65,831
Amortization of intangible assets	5,462	6,643	6,776	6,972
Impairment of long-lived assets	—	218,094	—	—
Restructuring	11,164	3,378	15,127	—
In-process research and development	—	—	660	—
Total operating expenses	145,214	375,346	191,300	180,689
Operating (loss) income	(82,559)	(337,459)	(88,446)	51,751
Interest income	2,617	1,673	1,452	1,349
Interest expense	(3,900)	(3,876)	(4,711)	(4,278)
Gain on extinguishment of subordinated notes	—	20,297	11,095	—
Other income (expense), net	45,388	7,352	(2,228)	(6,847)
(Loss) income before income taxes, minority interest and equity in loss of affiliated companies	(38,454)	(312,013)	(82,838)	41,975
Income tax (expense) benefit	(2,501)	(125,222)	(3,290)	(5,530)
Minority interest in losses of consolidated subsidiaries	598	3	313	(222)
Equity in loss of affiliated companies	(3,645)	(786)	(574)	(459)
Net (loss) income	$(44,002)	$(438,018)	$(86,389)	$35,764
(Loss) earnings per share:
—Basic	$(0.37)	$(3.70)	$(0.75)	$0.31
—Diluted	$(0.37)	$(3.70)	$(0.75)	$0.27

NET SALES

	Three months ended March 31, 2006			Three months ended June 30, 2006			Three months ended September 30, 2006
	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales		% of net sales
	(in thousands)			(in thousands)			(in thousands)
Sales by Segment
Broadband Infrastructure	$ 57,156	$ 57,251	10%	$ 44,674	$ 44,769	8%	$ 50,754	8%
Wireless Infrastructure	100,433	105,733	18%	113,680	115,965	21%	110,299	18%
Network Solutions	157,589	162,984	28%	158,354	160,734	29%	161,053	26%
PCD	322,995	322,995	54%	266,247	266,247	49%	328,701	55%
Handsets	99,019	99,034	16%	107,069	107,069	19%	93,163	16%
Service	16,968	16,968	2%	17,476	17,476	3%	17,982	3%
	$ 596,571	$ 601,981	100%	$ 549,146	$ 551,526	100%	$ 600,899	100%

	Three months ended March 31, 2005			Three months ended June 30, 2005			Three months ended September 30, 2005
	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales
	(in thousands)			(in thousands)			(in thousands)
Sales by Segment
Broadband Infrastructure	$ 326,307	$ 326,396	37%	$ 56,644	$ 56,734	8%	$ 30,927	$ 31,018	5%
Wireless Infrastructure	109,437	99,533	11%	152,925	133,589	19%	113,188	77,586	13%
Network Solutions	435,744	425,929	48%	209,569	190,323	27%	144,115	108,604	18%
PCD	315,552	315,552	35%	342,263	342,263	49%	363,637	363,637	61%
Handsets	128,083	128,083	14%	143,879	143,879	21%	105,394	106,294	18%
Service	22,505	22,505	3%	24,048	24,048	3%	18,900	18,900	3%
	$ 901,884	$ 892,069	100%	$ 719,759	$ 700,513	100%	$ 632,046	$ 597,435	100%

	Six months ended June 30, 2006			Six months ended June 30, 2005
	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales
	(in thousands)			(in thousands)
Sales by Segment
Broadband Infrastructure	$ 101,830	$ 102,020	9%	$ 382,951	$ 383,130	24%
Wireless Infrastructure	214,113	221,698	19%	262,362	233,122	15%
Network Solutions	315,943	323,718	28%	645,313	616,252	39%
PCD	589,242	589,242	51%	657,815	657,815	41%
Handsets	206,088	206,103	18%	271,962	271,962	17%
Services	34,444	34,443	3%	46,553	46,554	3%
	$ 1,145,717	$ 1,153,506	100%	$ 1,621,643	$ 1,592,583	100%

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
		% of net sales	As previously reported	As restated	% of net sales
	(in thousands)		(in thousands)
Sales by Segment
Broadband Infrastructure	$ 152,774	9%	$ 413,878	$ 414,148	19%
Wireless Infrastructure	331,997	19%	375,550	310,708	14%
Network Solutions	484,771	28%	789,428	724,856	33%
PCD	917,943	52%	1,021,452	1,021,452	47%
Handsets	299,266	17%	377,356	378,256	17%
Service	52,426	3%	65,453	65,454	3%
	$ 1,754,406	100%	$ 2,253,689	$ 2,190,018	100%

NET SALES

Three months ended March 31, 2006 and 2005

Net sales decreased by 33% to $602.0 million during the quarter ended March 31, 2006 compared to the same period in 2005. The decrease is primarily due to a decrease in sales in the Broadband segment by 82% from March 31, 2005 to March 31, 2006. The greater Broadband segment sales during the three months ended March 31, 2005 included sales of $271.9 million to Japan Telecom, an affiliate of Softbank, primarily for the iAN8000 product. Due to the customer concentration in the Broadband segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. Additionally, Handset sales declined by $29.0 million, or 23%. As we have been experiencing in recent quarters, the demand of our PAS/iPAS products including PAS/iPAS system based handsets in the China market continued to mature which resulted in lower demand and average selling price. Net sales increased in our PCD and Wireless segments and declined in the Services segment in the three months ended March 31, 2006, compared to the corresponding quarter in fiscal 2005.

Three and six months ended June 30, 2006 and 2005

Net sales decreased by 21% to $551.5 million during the quarter ended June 30, 2006 compared to the same period in 2005. The decline in sales occurred across each operating segment equally, as each segment reported sales were between 13% and 27% lower during the three months June 30, 2006 than the same period in the prior year. Broadband segment sales are concentrated with one customer, Softbank in Japan, and as such fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. The decline in Broadband segment revenue is the result of a decline in sales to Softbank during the three months ended June 30, 2006 as compared to the same period in the prior year. As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products as well as our PAS/iPAS based handsets in the China market continued to mature which resulted in lower unit demand. In our PCD operating segment, our unit sales during the three months ended June 30, 2006 have remained substantially unchanged from the comparable period in the prior year, but our average price per unit has declined from the prior year.

Net sales were $1,153.5 million in the six months ended June 30, 2006, a decrease of 28% from $1,592.6 million in the corresponding period of 2005. The overall decrease in net sales was largely due to a decrease in sales in the Broadband segment of 73%, from June 30, 2005 to June 30, 2006. Broadband segment sales during the six months ended June 30, 2005 included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for iAN8000 product. As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products and our PAS/iPAS based handsets in the China market continued to mature, which resulted in lower unit demand. This led to a decrease in our wireless infrastructure and handset segment sales of 5% and 24%, respectively, from June 30, 2005 to June 30, 2006. In our PCD operating segment, our unit sales during the six months ended June 30, 2006 did not change significantly from the comparable period in the prior year, but our average price per unit has declined leading to a 10% decline in segment revenue.

Three and nine months ended September 30, 2006 and 2005

Net sales increased by 1% to $600.9 million during the quarter ended September 30, 2006 compared to the same period in 2005. While net sales increased 48% in the Network Solutions segment, sales declined in all other operating segments. The reported sales of the remaining segments were between 5% and 12% lower during the three months ended September 30, 2006 than the same period in the prior year. Broadband segment sales are concentrated with one customer, Softbank in Japan, and as such fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products as well as our PAS/iPAS based handsets in the China market continued to mature which resulted in lower unit demand. In our PCD operating segment, net sales decreased 10% during the three months ended September 30, 2006 from the comparable period in the prior year, due to a decline in the number of handsets sold, partially offset by an increase in our average price per unit.

Net sales were $1,754.4 million in the nine months ended September 30, 2006, a decrease of 20% from $2,190.0 million in the corresponding period of 2005. The overall decrease in net sales was largely due to a decrease in sales in the Broadband segment of 63%, from September 30, 2005 to September 30, 2006. Broadband segment sales during the nine months ended September 30, 2005 included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for iAN8000 product. As we have been experiencing in the recent quarters, our PAS/iPAS wireless infrastructure products and our PAS/iPAS based handsets in the China market continued to mature, which resulted in lower unit demand. This led to a decrease in our handset segment sales of 21% from September 30, 2005 to September 30, 2006. In our PCD operating segment, our unit sales and average price per unit declined during the nine months ended September 30, 2006 from the comparable period in the prior year, leading to a 10% decline in segment revenue.

Net sales revenue by geography shifted in comparison to the corresponding period of 2005. Revenue derived from China remained relatively constant, accounting for approximately 34% of our net sales revenue in the nine months ended September 30, 2006, in comparison to approximately 30% in the corresponding period last year. Revenue derived from the United States accounted for approximately 52% of our net sales revenue in the nine months ended September 30, 2006, in comparison to approximately 45% in the corresponding period last year. Due to the completion of a large contract during 2005, revenue from Japan accounted for approximately 7% of our net sales revenue in the nine months ended September 30, 2006, in comparison to approximately 18% for the comparable period in the prior year.

GROSS PROFIT

	Three months ended March 31, 2006			Three months ended June 30, 2006			Three months ended September 30, 2006
	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales		% of net sales
	(in thousands)			(in thousands)			(in thousands)
Gross profit by Segment
Broadband Infrastructure	$ 22,957	$ 23,086	40%	$ 4,852	$ 4,889	11%	$ (837)	(2)%
Wireless Infrastructure	49,517	50,761	48%	54,240	53,857	46%	54,217	49%
Network Solutions	72,474	73,847	45%	59,092	58,746	37%	53,380	33%
PCD	14,434	14,389	4%	12,322	12,321	5%	(7,057)	(2)%
Handsets	31,599	31,613	32%	32,894	32,896	31%	24,012	26%
Services	3,947	3,942	23%	4,978	4,987	29%	4,466	25%
	$ 122,454	$ 123,791	21%	$ 109,286	$ 108,950	20%	$ 74,801	12%

	Three months ended March 31, 2005			Three months ended June 30, 2005			Three months ended September 30, 2005
	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales
	(in thousands)			(in thousands)			(in thousands)
Gross profit by Segment
Broadband Infrastructure	$ 164,057	$ 164,076	50%	$ 16,739	$ 16,757	30%	$ (13,971)	$ (13,875)	(45)%
Wireless Infrastructure	29,670	24,667	25%	45,964	36,662	27%	32,381	16,332	21%
Network Solutions	193,727	188,743	44%	62,703	53,419	28%	18,410	2,457	2%
PCD	13,692	13,692	4%	15,990	15,990	5%	13,199	13,199	4%
Handsets	14,539	14,539	11%	20,800	20,800	14%	12,746	13,633	13%
Services	15,466	15,466	69%	12,645	12,645	53%	8,599	8,598	45%
	$ 237,424	$ 232,440	26%	$ 112,138	$ 102,854	15%	$ 52,954	$ 37,887	6%

	Six months ended June 30, 2006			Six months ended June 30, 2005
	As previously reported	As restated	% of net sales	As previously reported	As restated	% of net sales
	(in thousands)			(in thousands)
Gross profit by Segment
Broadband Infrastructure	$27,809	$27,975	27%	$180,796	$180,833	47%
Wireless Infrastructure	103,757	104,618	47%	75,634	61,329	26%
Network Solutions	131,566	132,593	41%	256,430	242,162	39%
PCD	26,756	26,710	5%	29,682	29,682	5%
Handsets	64,493	64,509	31%	35,339	35,339	13%
Services	8,925	8,929	26%	28,111	28,111	60%
	$231,740	$232,741	20%	$349,562	$335,294	21%

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
		% of net sales	As previously reported	As restated	% of net sales
	(in thousands)		(in thousands)
Gross profit by Segment
Broadband Infrastructure	$27,138	18%	$166,825	$166,958	40%
Wireless Infrastructure	158,835	48%	108,015	77,661	25%
Network Solutions	185,973	38%	274,840	244,619	34%
PCD	19,653	2%	42,881	42,881	4%
Handsets	88,521	30%	48,085	48,972	13%
Services	13,395	26%	36,710	36,709	56%
	$307,542	18%	$402,516	$373,181	17%

Three months ended March 31, 2006 and 2005

Gross profit was $123.8 million, or 21% of net sales, in the three months ended March 31, 2006, compared to $232.4 million, or 26% of net sales, in the corresponding quarter of 2005. The overall gross profit decrease is due to a decline in sales and lower gross profit percentages in the Broadband segment. Broadband Infrastructure net sales during the three months ended March 31, 2005 included one large transaction with Softbank totaling $271.9 million of revenue on certain agreements entered into with Japan Telecom primarily for the iAN8000 product in 2005. Gross profit percentages improved in the Wireless and Handset segments, declined in the Broadband and Services segments, and remained the same in PCD. Gross profit as a percentage of sales in the Wireless Infrastructure segment increased by 23 percentage points in the three months ended March 31, 2006, as compared to the corresponding quarter in 2005 due to a number of factors, including: (i) The margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management resulting in a decrease in excess inventory write-downs; and (iii) sales of voice and data networks software totaling $8.6 million which has nearly 100% gross margins. Gross profit as a percentage of sales for our handsets segment increased by 21 percentage points in the three months ended March 31, 2006, as compared to the corresponding quarter in 2005. A portion of the improvement in the gross profit percentage relates to increased use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit. Additional factors leading to the improvement in gross profit is a reduction in scrap, variances and warranty costs.

Three and six months ended June 30, 2006 and 2005

Gross profit was $109.0 million, or 20% of net sales, in the three months ended June 30, 2006, compared to $102.9 million, or 15% of net sales, in the corresponding quarter of 2005. The overall gross profit increased due to improved gross profit percentages in the Wireless Infrastructure and Handset segments, partially offset by a decline in sales and lower gross profit percentages in our Broadband Infrastructure and Services segments.

Gross profit was $232.7 million, or 20% of net sales, in the six months ended June 30, 2006, compared to $335.3 million, or 21% of net sales as restated, in the corresponding period of 2005. The decline in gross profit dollars primarily reflects an 85% decrease in the Broadband Infrastructure segment. As mentioned previously, revenue from the Broadband Infrastructure segment is concentrated with one customer in Japan and a significant contract was recognized as revenue during the first quarter of 2005. There was no similar-sized transaction in the Broadband Infrastructure segment during the six months ended June 30, 2006. Gross profit percentages improved in the Wireless and Handset segments, declined in the Broadband Infrastructure and Services segments and remained the same in PCD.

Three and nine months ended September 30, 2006 and 2005

Gross profit was $74.8 million, or 12% of net sales, in the three months ended September 30, 2006, compared to $37.9 million, or 6% of net sales in the corresponding quarter of 2005. The overall gross profit increased in real terms even though net sales declined, due to significant increase in gross profit percentages in our Broadband Infrastructure, Wireless, and Handsets segments.

Gross profit was $307.5 million, or 18% of net sales, in the nine months ended September 30, 2006, compared to $373.2 million, or 17% of net sales in the corresponding period of 2005. While the gross profit percentage remained relatively constant, Broadband Infrastructure gross profit dollars decreased $139.8 million due to a decline in sales of $261.4 million and a decrease in the gross profit percentage from 40% during the nine months ended September 30, 2005 to 18% in the corresponding period of 2006. As mentioned previously, revenue from the Broadband Infrastructure segment was concentrated with one customer in Japan and a significant contract was recognized as revenue during the first quarter of 2005. There was no similar-sized transaction in the Broadband Infrastructure segment during the nine months ended September 30, 2006. The decrease in gross profit resulting from the Broadband Infrastructure segment was partially offset by increased gross profit dollars resulting from improvement in gross profit percentages in the Wireless Infrastructure and Handset segments.

OPERATING EXPENSES

	Three months ended March 31, 2006		Three months ended June 30, 2006		Three months
	As previously reported	As restated	As previously reported	As restated	ended September 30, 2006
	(in thousands)
Selling, general and administrative	$83,172	$83,724	$82,423	$83,109	$80,076
Research and development	46,309	46,402	46,743	46,603	46,305
Amortization of intangible assets	4,925	4,925	4,821	4,821	4,821
Gain on sale of semiconductor design assets	—	—	—	—	(12,291)
	$134,406	$135,051	$133,987	$134,533	$118,911

	Three months ended March 31, 2005		Three months ended June 30, 2005		Three months ended September 30, 2005
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Selling, general and administrative	$109,011	$107,886	$103,009	$103,087	$86,362	$86,414
Research and development	66,260	65,831	65,621	65,650	60,797	60,817
Amortization of intangible assets	6,972	6,972	6,776	6,776	6,643	6,643
Impairment of long-lived assets	—	—	—	—	218,094	218,094
Restructuring	—	—	15,127	15,127	3,378	3,378
In-process research and development	—	—	660	660	—	—
	$182,243	$180,689	$191,193	$191,300	$375,274	$375,346

	Six months ended June 30, 2006		Six months ended June 30, 2005
	As previously reported	As restated	As previously reported	As restated
	(in thousands)
Selling, general and administrative	$165,593	$166,833	$212,020	$210,974
Research and development	93,052	93,005	131,881	131,481
Amortization of intangible assets	9,746	9,746	13,748	13,748
Restructuring	—	—	15,127	15,127
In-process research and development	—	—	660	660
	$268,391	$269,584	$373,436	$371,990

	Nine months	Nine months ended September 30, 2005
	ended September 30, 2006	As previously reported	As restated
	(in thousands)
Selling, general and administrative	$246,908	$298,384	$297,390
Research and development	139,310	192,678	192,297
Amortization of intangible assets	14,567	20,391	20,391
Gain on sale of semiconductor design assets	(12,291)	—	—
Impairment of long-lived assets	—	218,094	218,094
Restructuring	—	18,505	18,505
In-process research and development	—	660	660
	$388,494	$748,712	$747,337

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended March 31, 2006 and 2005

Selling, general and administrative expenses decreased $24.2 million but increased to 14% of net sales during the three months ended March 31, 2006 compared to 12% of net sales for the same period in 2005. The decrease in SG&A expenses was primarily due to a $16.7 million decrease in our provision for doubtful accounts compared to the same period in 2005. Approximately $4.5 million in reduction was due to lower travel and entertainment costs, particularly in the China operations. In addition, there were reductions in expenses across all entities due to expense controls. Days sales outstanding was 74 days at March 31, 2006 as compared to 91 days at March 31, 2005. The shorter days sales outstanding and resultant decrease in provision for doubtful accounts is the result of improved cash collections in the first quarter of 2006 relative to the comparable period in 2005.

In the first quarter of 2006, we decided to terminate the Mongolian joint venture arrangement and wrote off the remaining net assets of approximately $4.7 million.

Three and six months ended June 30, 2006 and 2005

Selling, general and administrative expenses decreased $20.0 million but remained relatively consistent as a percentage of net sales during the three months ended June 30, 2006 compared to the same period in 2005. The decrease in SG&A expenses was primarily due to a $13.7 million decrease in our provision for doubtful accounts compared to the same period in 2005. In addition, there were reductions in expenses across all entities due to expense controls. Days sales outstanding was 69 days at June 30, 2006 as compared to 109 days at June 30, 2005. The shorter days sales outstanding and resulting decrease in provision for doubtful accounts was the result of improved cash collections for the three months ended June 30, 2006 relative to the comparable period in 2005.

SG&A expenses were $166.8 million and $211.0 million in the six months ended June 30, 2006 and 2005, respectively. SG&A expenses as a percentage of net sales were 14% and 13% the six months ended June 30, 2006 and 2005, respectively. The decrease in SG&A expenses was primarily due to a $30.5 million decrease in our provision for doubtful accounts compared to the same period in 2005. In addition, there were reductions in expenses across all entities due to expense controls. Days sales outstanding was 72 days at June 30, 2006 as compared to 99 days at June 30, 2005. The shorter days sales outstanding and resulting decrease in provision for doubtful accounts was the result of improved cash collections in the three months ended June 30, 2006 relative to the comparable period in 2005.

Three and nine months ended September 30, 2006 and 2005

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

RESEARCH AND DEVELOPMENT

Three months ended March 31, 2006 and 2005

Research and development (“R&D”) expenses decreased by $19.4 million but increased by 1% as a percentage of net sales during the three months ended March 31, 2006 compared to the same period in 2005. The absolute decrease in R&D expenses can be attributed to a decrease in headcount of approximately 778 employees resulting from restructuring activities and the transfer of engineers as part of the sale of ACD. Personnel related expenses decreased by $4.7 million and facility and depreciation costs decreased by $5.6 million as a result of restructuring and write down of R&D equipment. Additionally, professional services decreased by $3.6 million due to a decreased use of consultants.

Three and six months ended June 30, 2006 and 2005

R&D expenses were $46.6 million, or 8% of net sales, in the three months ended June 30, 2006, compared to $65.7 million, or 9% of net sales, in the corresponding period of 2005. The decrease of $19.0 million in absolute dollars of R&D expenses can be primarily attributed to the decreased headcount of approximately 778 employees resulting from restructuring activities and the transfer of engineers as part of the sale of ACD. Personnel related expenses decreased by $5.5 million and facility and depreciation cost decreased by $6.2 million as a result of restructuring and write down of R&D equipment. Additionally, professional services costs decreased by $2.5 million due to a decreased use of consultants.

R&D expenses were $93.0 million and $131.5 million or 8% and 8% of net sales, in the six months ended June 30, 2006 and 2005,  respectively. In absolute dollars, R&D expenses decreased by $38.5 million, primarily due to a decrease in facility and depreciation costs of $11.8 million as a result of restructuring and write-down of R&D equipment. Also, there was a decrease in personnel expenses, including payroll, payroll taxes and benefits totaling $10.2 million resulting from the decreased headcount as described above. In addition, the decrease in R&D expenses also can be attributed to decreased a professional costs of $6.0 million associated with decreased use of consultants.

Three and nine months ended September 30, 2006 and 2005

Research and development expenses were $46.3 million, or 8% of net sales, in the three months ended September 30, 2006, compared to $60.8 million, or 10% of net sales in the corresponding period of 2005. The decrease of $14.5 million in absolute dollars of R&D expenses can be primarily attributed to the decreased headcount of approximately 778 employees resulting from restructuring activities and the transfer of engineers as part of the sale of ACD. Personnel related expenses decreased by $3.9 million and equipment, facility and depreciation cost decreased by $8.5 million as a result of restructuring and write down of R&D equipment.

R&D expenses were $139.3 million and $192.3 million, or 8% and 9% of net sales, in the nine months ended September 30, 2006 and 2005, respectively. In absolute dollars, R&D expenses decreased by $53.0 million, primarily due to a decrease in equipment, facility and depreciation costs of $25.4 million as a result of restructuring and write-down of R&D equipment. Also, there was a decrease in personnel expenses, including payroll, payroll taxes and benefits totaling $14.1 million resulting from the decreased headcount as described above. In addition, the decrease in R&D expenses can be attributed in part to a $7.1 million cost savings resulting from a decreased use of consultants.

ASSET IMPAIRMENT

Three and nine months ended September 30, 2005

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

During the three and six months ended June 30, 2005, we incurred approximately $15.1 million in operating expenses relating to the restructuring plan actions, primarily consisting of $7.6 million in severance payments, $7.5 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. Included in the restructuring costs of $15.1 million are non-cash charges of $6.9 million in asset impairments. We made cash payments of $6.3 million for severance and other benefits, and $2.7 million of accrued expenses. As part of the restructuring plan, during the three and six months ended June 30, 2005 we recorded $5.6 million in inventory write-off which was associated with discontinued products. Restructuring expense related to the inventory write-off was included in cost of sales in the consolidated statements of operations.

Three and nine months ended September 30, 2005

During the three months ended September 30, 2005, the Company incurred approximately $3.4 million in expenses in relation to the restructuring plan actions, consisting of $2.1 million related to severance payments and $1.2 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products.

During the nine months ended September 30, 2005, the Company incurred approximately $18.5 million in operating expenses in relation to the restructuring plan actions, primarily consisting of $9.8 million related to severance payments and $8.7 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. Included in the restructuring costs of $18.5 million are non-cash charges of $7.6 million in asset impairments. We made cash payments of $10.5 million for severance and other benefits, and $1.1 million of accrued expenses. As part of the restructuring plan, during the nine months ended September 30, 2005 we recorded $5.6 million in inventory write-off which is associated with discontinued products. Restructuring expense related to the inventory write-off was included in cost of sales in the consolidated statements of operations. As of the end of the third quarter of 2005 approximately 965 employees had been terminated or placed in workforce reduction programs.

GAIN ON EXTINGUISHMENT OF DEBT

Three and six months ended June 30, 2006 and 2005

Gain on extinguishment of debt, net of write-off of unamortized issuance expenses, was $11.1 million for the three and six months ended June 30, 2005. In June 2005, 1,482,000 shares of our common stock with a fair value of approximately $10.6 million and approximately $15.8 million in cash were exchanged for $38.0 million aggregate principal amount of our outstanding convertible subordinated notes due 2008. There was no extinguishment of debt during the six months ended June 30, 2006.

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

OTHER INCOME (EXPENSE)

Three months ended March 31, 2006 and 2005

Net other income (expense) was income of $3.6 million and expense of $6.8 million for the three months ended March 31, 2006 and 2005, respectively. Net other income for the three months ended March 31, 2006 was primarily due to a $2.8 million gain on foreign currency revaluation and a $0.5 million financial subsidy from the local Chinese government. Net other expense for the three months ended March 31, 2005 was primarily due to a $7.8 million loss on foreign currency revaluation, offset by consumption tax refunds in Japan of $1.2 million and a $0.5 million financial subsidy from the local Chinese government.

Three and six months ended June 30, 2006 and 2005

Net other income was $6.9 million and net other expense was $2.2 million for the three months ended June 30, 2006 and 2005, respectively. Net other income for the three months ended June 30, 2006 primarily consisted of $2.9 million of currency exchange and $2.5 million for a gain on sales of assets. For the three months ended June 30, 2005, net other expense consisted of foreign exchange losses of $6.8 million, partially offset by a $4.8 million Japan consumption tax refund

Net other income was $10.5 million and net other expense was $9.1 million for the six months ended June 30, 2006 and 2005, respectively. Net other income for the six months ended June 30, 2006 primarily consisted of gains from foreign exchange of $5.7 million and a gain on the sale of an asset of $2.5 million. Net other expense for the six months ended June 30, 2005 primarily consisted of a foreign exchange loss of $14.6 million, partially offset by a $6.0 million consumption tax refund in Japan Yen-denominated sales and accounts receivable were significantly higher during the six months ended June 30, 2005 as compared to the same period in 2004. As such, we incurred a $14.6 million unrealized loss in foreign exchange due to the weakened Japanese Yen against the US dollar for the six months ended June 30, 2005.

Three and nine months ended September 30, 2006 and 2005

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

Net other income was $12.3 million for the nine months ended September 30, 2006 and net other expense was $1.7 million for the nine months ended September 30, 2005. Net other income for the nine months ended September 30, 2006 primarily consisted of gains from foreign exchange of $6.1 million, a $2.5 million gain on the sale of assets to Cellon and dividend income of $1.7 million. Net other income for the nine months ended September 30, 2005 primarily consisted of a $6.0 million consumption tax refund in Japan offset by a foreign exchange loss of $7.3 million.

INCOME TAX EXPENSE

Three months ended March 31, 2006 and 2005

Income tax expense was $2.8 million and $5.5 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s 2006 annual effective tax rate is estimated to be negative 14%. There are two primary reasons for the negative 14% effective tax rate. First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

Three and six months ended June 30, 2006 and 2005

Income tax expense was $4.7 million and $3.3 million for the three months ended June 30, 2006 and 2005, respectively. Our 2006 annual effective tax rate is estimated to be negative 17%. There are two primary reasons for the negative 17% effective tax rate. First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

Income tax expense was $7.5 million and $8.8 million for the six months ended June 30, 2006 and 2005, respectively. In the six months ended June 30, 2005, tax expense consisted of $9.0 million primarily relating to the valuation of our deferred tax assets in China.

Three and nine months ended September 30, 2006 and 2005

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

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and we are in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time we can establish verifiable objective evidence of the fair value.

Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and we are entitled to full payment. We do not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction.

Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2, “Software Revenue Recognition,” as amended, and EITF No. 03-05, “Applicability of SOP 97-2 to Non-software Deliverables

Containing More Than Incidental Software.” We allocate revenues to each element of software arrangements based on vendor specific objective evidence (“VSOE”) of fair value. VSOE of fair value of each element is based on the price charged when the same element is sold separately. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases we have agreed to give software upgrade rights on a “when and if made available” basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of “post contract support.” We have not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided. The expected period of support is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. We review assumptions regarding the estimated post contract support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post contract support periods were different than original assumptions, the contract revenues would be recognized over the remaining expected period of support.

Contract accounting is utilized for contracts that include a requirement for significant software modification or customization; when utilized we generally account for such contracts using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements we are unable to make reasonably dependable estimates of its progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the year ended December 31, 2006, we recorded a $32.1 million loss on a fixed price contract.

We recognize revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, principally related to maintenance and support contracts, is recognized ratably over the maintenance term. Revenues from services were less than 10% of revenues for all periods presented.

We also sell products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists.” In most cases, we have developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

We have sales agreements with certain wireless customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to such customers or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. We estimate the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions and then records its estimate of the rebate amount at the time of the sale. We also enter into sales incentive programs, such as co-marketing arrangements, with certain wireless and handset customers. We record the incurred incentive as a reduction of revenue when the sales revenue is recognized.

The assessment of collectibility is also a factor in determining whether revenue should be recognized. We assess collectibility based on a number of factors, including payment history and the credit worthiness of the customer. We do not request collateral from our customers. In international sales, we may require letters of credit from our customers that can be drawn on demand if the customer defaults on its payment. If we determine that collection of a payment is not reasonably assured, we defer revenue recognition until collection becomes reasonably assured, which is generally upon receipt of cash.

Occasionally, we enter into revenue sharing arrangements. Under these arrangements, we collect payment only after our customer, the telecommunications service provider, collects service revenues. When we enter a revenue sharing arrangement, we do not recognize revenue until collection is reasonably assured.

Because of the nature of doing business in China and other emerging markets, our billings and/or customer payments may not correlate with the contractual payment terms and we generally do not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until we recognize the related customer revenue. Advances from customers are recognized when we have collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, non-cash compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date, based on the difference between the exercise price and the market price. The expense was recognized ratably over the associated service period, which was generally the option vesting term.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected term of the share-based payment awards and stock volatility. We estimate an expected term of options granted based upon our historical exercise and cancellation data for vested options. We use historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and compensation expense could be materially different in the future. Because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 15, “Common Stock and Stock Incentive Plans”, of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report for a further discussion on stock-based compensation.

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

Variable Interest Entities

The Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 46(R), (“FIN 46(R)”). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. We adopted FIN 46(R) in the quarter ended December 31, 2003, and consolidated one related party deemed a VIE and for whom we were the primary beneficiary during 2003 and 2004. During the fourth quarter of 2005, we sold our equity interest, terminated all material commercial arrangements, settled bank debt and determined that we are no longer the primary beneficiary. As a result, the assets and liabilities of the entity were not consolidated as of December 31, 2005. In 2005, we invested in two additional entities, each of which was considered a VIE and included the assets, liabilities and results of operations of these entities in the consolidated financial statements for 2005. In 2006, we disassociated from one of these VIEs and, as such, triggered a reconsideration event under FIN 46(R) resulting in a determination that we were no longer the primary beneficiary. For additional information regarding variable interest entities, see Note 22, “Variable Interest Entities”, of Notes to Consolidated Financial Statements in Item 8 of this Annual Report.

Receivables

Although we evaluate customer credit worthiness prior to a sale, we provide an allowance for doubtful accounts for the estimated loss on trade and notes receivable when collection may no longer be reasonably assured. We assess collectibility of receivables based a number of factors including analysis of creditworthiness, our ability to collect payment and on the length of time an individual receivable balance is outstanding. We believe that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because of the length of the collection cycle for our China based receivables and the material effect of this estimate on our results of operations.

Inventories

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. We may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Our inventories are stated at the lower of cost or market value, net of write-downs for excess, slow moving and obsolete inventory. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the estimated market value. Write-downs are based on our assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from competitive pricing pressures. We continually monitor inventory valuation for potential losses and obsolete inventory at our manufacturing facilities as well as at customer sites.

Deferred costs

Deferred costs consist of product shipped to the customer for which the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized. Deferred costs also include the costs associated with third party integrators and freight. All deferred costs are stated at cost. We periodically assess the recoverability of deferred costs and provide reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including the length of time product has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists and/or the evaluation if a related transaction will result in a gross margin loss. In a loss situation for a transaction, the deferred cost balance is adjusted for an impairment equal to the value of the excess of cost over the amount of revenue that will be eventually recognized for the transaction. Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of product at customer sites under contract with specific or individual customer, the financial conditions of any specific or individual customer may result in increased concentration risk exposure for our inventory.

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

In 2006, due to recent developments in our business, we have made a determination that earnings from certain subsidiaries were not permanently reinvested outside the United States. We provide U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States. Under APB 23 “Accounting for Income Taxes—Special Areas,” deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings could be deemed to be permanently reinvested outside the United States. Prior to 2006, we had not provided for U.S. tax on any foreign unremitted earnings because we did not intend to repatriate such earnings. See Note 14.

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

Long-Term Investments

We have invested directly in a number of private technology-based companies in the early stages of development and in publicly listed technology and real estate companies traded on securities exchanges. While quoted market prices are readily available to determine the fair value of our investments in these publicly traded companies, management judgment is required to determine when losses are other-than-temporary. Furthermore, management judgment is required in evaluating the carrying value of our private company investments for possible impairment. For our private technology company investments, we assess impairment based on an evaluation of the achievement of business objectives and milestones, the financial condition and prospects of these companies and other relevant factors. We continually monitor these investments for impairment, and charge to income any impairment amounts in the period such a determination is made. During 2006, we recorded a $13.5 million other-than-temporary impairment charge related to one of our investments.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3, “Summary of Significant Accounting Policies”, of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes, changes in foreign currency exchange rates and changes in the stock market.

Interest Rate Risk:

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S and China interest rates since the majority of our funds are invested in instruments with maturities of less than one year. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. In accordance with our investment policy, all short-term investments are invested in “investment grade” rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in thousands)
Cash and cash equivalents	661,623	645,571
Average interest rate	2.12%	1.76%
Restricted cash-short term	16,666	53,680
Average interest rate	4.81%	3.80%
Short-term investments	9,546	13,266
Average interest rate	1.91%	1.44%
Restricted cash long-term	16,469	331
Average interest rate	4.95%	3.83%
Total investment securities	704,304	712,848
Average interest rate	2.25%	1.91%

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

Debt Investment Risk:

At December 31, 2006 our debt investment portfolio consisted of a $1.0 million note receivable from BB Modem, an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. The note receivable was paid in full in January 2007.

Foreign Exchange Rate Risk:

We are exposed to foreign exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. Fluctuations in currency exchange rates in the future could have a material adverse effect on our results of operations. The balance of cash and short-term investments held in China was $483.7 million at December 31, 2006. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar. Additionally, during 2005 we made significant sales in both Japanese Yen and in Euros. We maintain Japanese yen bank accounts for purchasing portions of our inventories and supplies.

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

We have performed a sensitivity analysis as of December 31, 2006, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the functional currency with all other variables held constant. The analysis covers all of our underlying exposures for foreign currency denominated financial instruments. The foreign currency exchange rates used were based on market rates in effect at December 31, 2006. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign currency denominated financial instruments of $4.4 million at December 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of UTStarcom, Inc.:

We have completed integrated audits of UTStarcom, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further described in Note 1 to the consolidated financial statements, the Company has $275 million principal amount of convertible notes maturing in March 2008 and certain credit facilities that will expire in November and December 2007. Management’s plans in regard to these matters are also described in Note 1.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005 and 2004 consolidated financial statements.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that UTStarcom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because the Company did not maintain an effective control environment, because (a) the Company did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting policies and procedures; nor did the Company prevent or detect instances of non-compliance with certain such policies and procedures that do exist, and (b) the Company failed to prevent or detect non compliance with established policies and procedures intended to ensure compliance with laws and regulations. The ineffective control environment also contributed to: (a) the Company’s failure to prevent or detect instances of override related to controls in China over customer agreements, (b)  the Company did not maintain effective controls at its U.S. headquarters over its accounting for inventory, including finished goods at customer sites, inventory reserves and deferred cost accounts and associated cost of sales,

(c) the Company did not maintain effective controls at its U.S. headquarters over its inventory reserves for losses on customer contracts and associated cost of sales, (d) the Company did not maintain effective controls at its U.S. headquarters over its accounting for warranty reserves and associated cost of sales, (e) the Company did not maintain effective controls over its accounting for and disclosure of stock-based compensation expense, and (f) the Company did not maintain effective controls at its U.S. headquarters over its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with generally accepted accounting principles (GAAP), based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

1.     The Company did not maintain an effective control environment.   Specifically, the following additional material weaknesses were identified within the control environment:

a)     The Company did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting policies and procedures; nor did the Company prevent or detect instances of non-compliance with certain such policies and procedures that do exist.   Specifically, the Company lacked formalized and current accounting and reporting policies and procedures across certain of its operating locations and various business cycles. These control deficiencies resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006 to correct certain accounts, as further described below.

b)     The Company failed to prevent or detect non compliance with established policies and procedures intended to ensure compliance with laws and regulations.   Specifically, this control deficiency may have permitted violations of certain Securities and Exchange Commission (“SEC”) regulations related to previous financial disclosures and the Foreign Corrupt Practices Act (“FCPA”), related to alleged potential payments made to government officials.

2.     The material weakness in the Company’s control environment contributed to the existence of the following control deficiencies, each of which is considered to be a material weakness:

a)     The Company failed to prevent or detect instances of override related to controls in China over customer agreements.   Specifically, this control deficiency permitted the override of established controls in China’s western sales region, by allowing for the existence of undisclosed agreements with customers, which obligated the Company to provide products or perform certain services without the receipt of additional consideration. The existence of these agreements was not communicated to either the Company’s financial reporting function or its independent registered public accounting firm. This control deficiency resulted in adjustments to restate revenue and deferred revenue accounts, cost of sales and deferred cost accounts, related income tax accounts, retained earnings, and related financial disclosures in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and for the first two quarters of the year ended December 31, 2006.

b)     The Company did not maintain effective controls at its U.S. headquarters over its accounting for inventory, including finished goods at customer sites, inventory reserves and deferred cost accounts and associated cost of sales.   Specifically, the Company’s controls were not adequate to properly track and confirm inventory movements in the appropriate period, to ensure the proper classification of inventory and deferred costs (and associated accounts such as purchase price variance), and to ensure the completeness and accuracy of the recording of the cost of sales when revenue was recognized. These processes were not always performed correctly or timely, there was inadequate management review, and calculation and/or posting errors occurred. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006 to correct cost of sales and the related inventory, finished goods at customer sites, inventory reserves and deferred costs accounts.

c)     The Company did not maintain effective controls at its U.S. headquarters over its inventory reserves for losses on customer contracts and associated cost of sales.   Specifically, the Company’s controls were not designed, nor did they operate effectively, to adequately identify, document and analyze its inventory reserves for losses on customer contracts to ensure that all related costs were recorded in the appropriate period and that existing reserves were adequate. These processes were not always performed correctly or timely, there was inadequate management review, and calculation and/or posting errors occurred. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended June 30, 2006 and September 30, 2006 to correct inventory reserves for losses on customer contracts and the associated cost of sales.

d)     The Company did not maintain effective controls at its U.S. headquarters over its accounting for warranty reserves and associated cost of sales.   Specifically, the Company’s controls failed to adequately identify, document and analyze required supporting information to ensure the completeness, accuracy, valuation and adequacy of its warranty reserves and to ensure all related costs were recorded in the appropriate period. These processes were not always performed correctly or timely, there was inadequate management review, and calculation and/or posting errors occurred. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006 to correct warranty reserves, which are included in other current liabilities, and the associated cost of sales.

e)     The Company did not maintain effective controls over its accounting for and disclosure of stock-based compensation expense.   Specifically, the Company did not maintain effective controls, including monitoring, to ensure the completeness, existence, valuation and presentation of stock-based compensation transactions related to the granting, pricing and accounting for certain of its stock-based compensation awards and the related financial reporting for these awards in accordance with GAAP. This control deficiency resulted in the misstatement of the stock-based compensation expense, additional paid-in capital accounts, related income tax accounts, retained earnings and related financial disclosures, and resulted in the restatement of the  consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and the first two quarters of the year ended December 31, 2006.

f)      The Company did not maintain effective controls at its U.S. headquarters over its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP.   Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of its consolidated financial statements and disclosures, including the statement of cash flows and segment reporting. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements in each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006, and additional disclosures to these 2006 consolidated annual financial statements to correct the aforementioned accounts and disclosures.

Each of the material weaknesses described above could result in a misstatement of the Company’s consolidated financial statements that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that UTStarcom, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, UTStarcom, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP
San Jose, CA
October 10, 2007

UTSTARCOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2005
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$661,623	$645,571
Short-term investments	9,546	13,266
Accounts receivable, net of allowances for doubtful accounts of $53,894 and $67,789	373,762	439,597
Accounts receivable, related parties, net of allowances for doubtful accounts of $19 and $5	32,318	83,367
Notes receivable	5,060	2,065
Inventories	440,445	425,955
Deferred costs	195,393	239,876
Prepaids and other current assets	101,795	99,062
Short-term restricted cash and investments	16,666	53,680
Total current assets	1,836,608	2,002,439
Property, plant and equipment, net	213,155	233,403
Long-term investments	47,809	26,023
Goodwill	3,063	3,063
Intangible assets, net	56,443	75,313
Long-term deferred costs	176,649	185,279
Other long-term assets	40,223	25,811
Total assets	$2,373,950	$2,551,331
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,869	$320,677
Short-term debt	102,758	198,826
Income taxes payable	2,483	34,229
Customer advances	265,812	221,301
Deferred revenue	95,742	101,912
Other current liabilities	271,400	291,368
Total current liabilities	1,043,064	1,168,313
Long-term deferred revenue	261,014	273,131
Long-term debt	275,161	274,900
Other long-term liabilities	13,858	—
Total liabilities	1,593,097	1,716,344
Commitments and contingencies (Note 17)
Minority interest in consolidated subsidiaries	6,493	8,338
Stockholders’ equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 121,299,113 issued and 121,294,645 outstanding at December 31, 2006; 121,018,036 issued and outstanding at December 31, 2005	152	152
Additional paid-in capital	1,205,592	1,192,201
Deferred stock-based compensation	—	(3,591)
Accumulated deficit	(494,244)	(376,899)
Accumulated other comprehensive income	62,899	14,786
Treasury stock: 4,468 shares held in treasury at December 31, 2006	(39)	—
Total stockholders’ equity	774,360	826,649
Total liabilities, minority interest and stockholders’ equity	$2,373,950	$2,551,331

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
Net sales
Unrelated party	$2,326,478	$2,395,298	$2,434,742
Related party	132,383	475,812	144,673
	2,458,861	2,871,110	2,579,415
Cost of net sales
Unrelated party	1,988,702	2,187,139	1,918,474
Related party	84,415	248,135	91,409
Gross profit	385,744	435,836	569,532
Operating expenses (income):
Selling, general and administrative	334,455	371,461	303,911
Research and development	182,869	246,813	219,079
Amortization of intangible assets	18,871	25,853	15,551
Gain on sale of semiconductor design assets	(12,291)	—	—
Impairment of long-lived assets	—	218,094	12,706
Restructuring	—	29,669	—
In-process research and development	—	660	1,400
Total net operating expenses	523,904	892,550	552,647
Operating (loss) income	(138,160)	(456,714)	16,885
Interest income	14,829	7,091	6,172
Interest expense	(11,688)	(16,764)	(6,916)
Gain on extinguishment of subordinated notes	—	31,392	—
Other income, net	1,092	43,665	15,431
(Loss) income before income taxes, minority interest and equity in loss of affiliated companies	(133,927)	(391,330)	31,572
Income tax benefit (expense)	15,024	(136,544)	20,292
Minority interest in losses of consolidated subsidiaries	1,558	692	285
Equity in loss of affiliated companies	—	(5,463)	(1,300)
Net (loss) income	$(117,345)	$(532,645)	$50,849
(Loss) earnings per share—Basic	$(0.97)	$(4.55)	$0.45
(Loss) earnings per share—Diluted	$(0.97)	$(4.55)	$0.40
Weighted average shares used in per-share calculation:
—Basic	120,657	117,034	114,135
—Diluted	120,657	117,034	134,820

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Retained	Accumulated
				Deferred	Earnings	Other			Total
	Common Stock		Additional	Stock-based	(Accumulated	Comprehensive	Treasury Stock		Stockholders’	Comprehensive
	Shares	Amount	Paid-in-Capital	Compensation	Deficit)	Income	Shares	Amount	Equity	Income
Balance at December 31, 2003, as previously reported	104,272,477	$ 131	$ 654,483	$ (7,761)	$ 237,382	$ 3,420	—	$ —	$ 887,655
Cumulative effect of adjustments to date	282,878	—	31,641	(5,669)	(59,464)	—	—	—	(33,492)
Balance at December 31, 2003, as restated	104,555,355	$ 131	$ 686,124	$ (13,430)	$ 177,918	$ 3,420	—	$ —	$ 854,163
Common stock issued upon exercise of options	1,191,877	2	18,525	—	—	—	—	—	18,527
Common stock issued upon ESPP purchases	445,844	—	7,130	—	—	—	—	—	7,130
Common stock issued upon secondary offering, net of expenses	12,100,000	15	474,539	—	—	—	—	—	474,554
Common stock issued upon exercise of warrants	32,000	—	80	—	—	—	—	—	80
Repurchase Plan, including fees	(3,555,566)	(4)	(34,544)	—	(73,021)	—	—	—	(107,569)
Stock-based compensation, as restated			(5,204)	5,313			—	—	109
Cancellation of deferred compensation charges due to employee terminations			(1,140)	1,140					—
Tax benefits for non-qualified stock option exercises, as restated	—	—	3,657	—	—	—	—	—	3,657
Net income, as restated	—	—	—	—	50,849	—	—	—	50,849	50,849
Other comprehensive income:									—
Unrealized holding loss (net of tax of $516)	—	—	—	—	—	(1,351)	—	—	(1,351)	(1,351)
Translation adjustment	—	—	—	—	—	2,744	—	—	2,744	2,744
Total comprehensive income	—	—	—	—	—	—	—	—	—	52,242
Balance at December 31, 2004, as restated	114,769,510	144	1,149,167	(6,977)	155,746	4,813	—	—	1,302,893
Common stock issued upon exercise of options	198,450	1	1,190	—	—	—	—	—	1,191
Common stock issued upon ESPP purchases	911,976	1	5,760	—	—	—	—	—	5,761
Comon stock issued upon debt extinguishment	4,988,100	6	37,562	—	—	—	—	—	37,568
Common stock issued upon settlement of stock hedge	—	—	1,446	—	—	—	—	—	1,446
Stock-based compensation, as restated	—	—	(2,067)	2,930	—	—	—	—	863
Cancellation of deferred compensation charges due to employee terminations			(456)	456
Restricted stock compensation	150,000	—	106	—	—	—	—	—	106
Tax detriment for non-qualified stock option exercises	—	—	(507)	—	—	—	—	—	(507)
Net loss, as restated	—	—	—	—	(532,645)	—	—	—	(532,645)	(532,645)
Other comprehensive income:									—
Unrealized holding loss (net of tax of $11)	—	—	—	—	—	(30)	—	—	(30)	(30)
Translation adjustment	—	—	—	—	—	10,003	—	—	10,003	10,003
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(522,672)
Balance at December 31, 2005, as restated	121,018,036	152	1,192,201	(3,591)	(376,899)	14,786	—	—	826,649
Common stock issued upon exercise of options	106,193	—	390	—	—	—	—	—	390
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(3,591)	3,591	—	—	—	—	—
Stock-based compensation	—	—	16,647	—	—	—	—	—	16,647
Reversal of stock-based compensation due to forfeitures upon disposal of business unit			(2,393)						(2,393)
Restricted stock granted and amortization	174,884		2,338						2,338
Purchase of treasury shares	—	—	—	—	—	—	(4,468)	(39)	(39)
Net loss	—	—	—	—	(117,345)	—	—	—	(117,345)	(117,345)
Other comprehensive income:	—	—	—	—	—	—	—	—	—
Unrealized holding gain (net of tax of $0)	—	—	—	—	—	32,662	—	—	32,662	32,662
Translation adjustment	—	—	—	—	—	15,451	—	—	15,451	15,451
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(69,232)

Balance at December 31, 2006	121,299,113	152	1,205,592	—	(494,244)	62,899	(4,468)	(39)	774,360

See accompanying notes to the consolidated financial statements.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31
	2006	2005	2004
		(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(117,345)	$(532,645)	$50,849
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,039	98,550	76,203
Gain on sale of semiconductor design assets	(12,291)	—	—
Net loss on sale of assets	2,715	2,559	2,201
Impairment of long-lived assets	—	218,094	12,706
Impairment of long-term investments	13,500	—	—
Stock-based compensation expense	16,592	863	109
Non-cash settlement of restructuring charges	—	17,250	—
In-process research and development	—	660	1,400
Gain on sale of investment	—	(46,576)	(1,912)
Provision (recovery) for doubtful accounts	(9,347)	18,210	21,284
Provision for deferred costs	2,730	12,868	18,277
Gain on extinguishment of subordinated notes	—	(31,392)	—
Deferred income taxes	(1,223)	190,658	(127,472)
Other	(36)	15,897	4,909
Changes in operating assets and liabilities:
Accounts receivable	133,052	268,167	(453,862)
Inventories	(5,571)	165,923	(175,881)
Deferred costs	52,478	(49,376)	207,404
Other assets	(7,490)	95,802	(16,273)
Accounts payable	(22,296)	(87,811)	97,689
Income taxes payable	(28,946)	(110,209)	133,509
Customer advances	38,423	(150,313)	(116,917)
Deferred revenue	(29,328)	80,676	126,841
Other current liabilities	(27,577)	40,528	43,931
Net cash provided by (used in) operating activities	66,079	218,383	(95,005)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(26,274)	(64,396)	(135,575)
Proceeds from sale of semiconductor design assets	35,965	—	—
Proceeds from disposition of investment interest	775	—	—
Investment in affiliates	(302)	(3,550)	(19,292)
Purchase of businesses, net of cash acquired	—	(24,326)	(217,751)
Purchase of intangible assets	(658)	(750)	(4,158)
Change in restricted cash and long-term investments	20,882	(18,418)	(8,943)
Purchase of short-term investments	(42,400)	(165,284)	(319,253)
Proceeds from sale of short-term investments	46,428	346,966	236,497
Other	1,649	(105)	428
Net cash provided by (used in) investing activities	36,065	70,137	(468,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	390	6,952	25,737
Proceeds from borrowings	100,629	436,678	390,000
Payments on borrowings	(200,742)	(653,123)	(40,000)
Repurchase of stock	(39)	—	(107,569)
Proceeds from equity offering	—	—	474,554
Other	253	6,689	—
Net cash provided by (used in) financing activities	(99,509)	(202,804)	742,722
Effect of exchange rate changes on cash and cash equivalents	13,417	(2,677)	5,115
Net increase in cash and cash equivalents	16,052	83,039	184,785
Cash and cash equivalents at beginning of year	645,571	562,532	377,747
Cash and cash equivalents at end of year	$661,623	$645,571	$562,532
Supplemental disclosure of cash flow information:
Cash paid:
Interest	$9,773	$14,197	$5,074
Income taxes	$13,574	$11,265	$11,177
Non-cash operating activities
Accounts receivable transferred to notes receivable	$22,921	$55,065	$118,021
Property, plant and equipment exchanged for long-term investment	$5,500	$—	$—
Non-cash financing activities
Common stock issued in conjunction with debt extinguishment	$—	$37,568	$—

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS AND LIQUIDITY

UTStarcom Inc. (“Company”), a Delaware corporation incorporated in 1991 with headquarters in Alameda, California, designs, manufactures and sells telecommunications infrastructure and customer premises equipment and wireless telephone handsets to telecommunications service providers or operators throughout the world. It also provides telecommunications infrastructure installation, operations, and maintenance services. The Company enables its customers to rapidly deploy revenue-generating access services using their existing infrastructure, while providing a migration path to cost-efficient end-to-end IP networks

The Company reported net losses in each quarter in the period beginning April 1, 2005 and continuing through December 31, 2006, which has resulted in an accumulated deficit of $494.2 million and total stockholders’ equity being reduced to $774.4 million at December 31, 2006. Additionally, at December 31, 2006, the Company had short-term debt in China under its lines of credit of $102.5 million maturing in 2007 and long-term debt outside of China in the form of its 7/8% convertible subordinated notes with a principal balance of $274.6 million that matures in March 2008. Subsequent to December 31, 2006, the Company and the holders of the convertible subordinated notes entered into two agreements to prevent covenant defaults occurring from the Company’s inability to timely file required periodic reports containing financial statements with the SEC; the first agreement increased the interest rate on the convertible subordinated notes from 7/8% to 7.625% effective as of January 9, 2007 and the second agreement increased the interest rate to 10.875% effective as of July 26, 2007. For additional information concerning the Company’s Supplemental Indentures see Note 23.

The Company’s cash and short-term investments aggregated $671.2 million (of which $483.7 million are held in China) at December 31, 2006.

Credit facilities in China at December 31, 2006 totaled $698.3 million, with $357.5 million of this amount available for working capital purposes, of which the Company had drawn $102.5 million in outstanding borrowings, and $340.8 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007, and the Company believes that based upon its recent financial performance and financial position its lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, the Company believes the amounts of credit its lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

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

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated balance sheet at December 31, 2005 and consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2005 included herein have been restated from the amounts previously reported. The reasons for the restatement are discussed below.

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

In the consolidated balance sheets at December 31, 2005 and 2006, the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $32.9 million and $35.6 million, respectively, is classified as current, $252.1 million and $240.1 million, respectively, as non-current, and the related net reduction in cost of net sales of $185.3 million and $176.6 million, respectively, is accounted for as deferred costs. These amounts will be recognized in the Company’s consolidated statements of operations over the estimated remaining period of post contract support.

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

The Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under the Company’s stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date. Guidance in the September 19, 2006 letter on determining the date when substantive approval of a stock option grant occurs recognizes that depending on a company’s facts and circumstances a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred—such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the company’s option granting practices.

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

During the Review Period, the Company granted stock options on approximately 34 million shares of the Company’s common stock at 197 grant dates. The review specifically examined the appropriateness of the stated grant date for approximately 90% of the stock options granted, including all stock option grants made to directors and officers, all broadbase options and all option grants made in connection with business acquisitions. The review included an extensive examination of the Company’s historical stock option practices—including information from stock option administration, human resource, legal, and accounting department files and records as well as from e-mail communications, an electronic database of the Company’s stock option activity maintained by a third party, and information stored in Company hard drives and back-up tapes. The Review Team also conducted interviews of individuals involved with the granting, advising, administering, or accounting for stock options, including current and former: management, members of the Board of Directors, employees, and non-employee professionals.

The findings of this review are summarized as follows:

					Measurement date changed
					additional	no additional
					compensation	compensation
Grant Type	Number of grants		Grants tested	No change required	expense required	expense required(1)
Discretionary Director & Officer	16		16	8	4	4
Automatic Director	5		5	5	—	—
Broadbase	8		8	—	6	2
Acquisition	10		10	10	—	—
New Hire	166		48	48	—	—
Other Merit	96		41	4	21	16
Total	301	(2)	128	75	31	22

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

	Non-cash stock
Year ended December 31,	compensation	Payroll taxes	Income taxes	Net income
1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000 - 2005 Total	25,550	1,501	(992)	(26,059)

The following table shows the Company’s stock-based compensation expense as previously reported and the impact of the restatement (excluding payroll taxes) on stock-based compensation for periods prior to fiscal 2006, net of income tax:

	Stock-Based Compensation Expense (Net of Tax)
Year ended December 31,	As Reported	Adjustments	As Restated
	(in thousands)
1998 (net of income tax benefit/(expense) of $118, $448 and $566, respectively)	$294	$796	$1,090
1999 (net of income tax benefit/(expense) of $1,596, $0 and $1,596, respectively)	3,957	—	3,957
2000 (net of income tax benefit/(expense) of $3,323, $104 and $3,427, respectively)	8,238	452	8,690
2001 (net of income tax benefit/(expense) of $1,495, $942 and $2,437, respectively)	3,706	3,928	7,634
2002 (net of income tax benefit/(expense) of $891, $1,550 and $2,441, respectively)	2,209	6,560	8,769
2003 (net of income tax benefit/(expense) of $1,212, $2,281 and $3,493, respectively)	3,071	10,189	13,260
2004 (net of income tax benefit/(expense) of $149, ($250) and ($101), respectively)	370	(160)	210
2005 (net of income tax benefit/(expense) of $105, ($4,083) and ($3,978), respectively)	2,154	2,793	4,947

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

Restatement and Impact on Financial Statements

The following table presents the decrease in net income, by year, as a result of restating for the results of the China sales investigation and the historical stock option accounting review:

	Net income
	(loss),	Restatement adjustments			Net income
	as previously	China Sales	Stock Options	Total	(loss),
Year ended December 31,	reported	(Decrease) Increase			as restated
		(in thousands)
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002		(19,697)	(6,560)	(26,257)
2003		(6,382)	(11,089)	(17,471)
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)

The cumulative effect of the restatements at December 31, 2003 was an increase to additional paid-in capital and deferred stock-based compensation of $26.0 million from $646.7 million to $672.7 million, and a decrease in retained earnings of $59.5 million from $237.4 million to $177.9 million, and a decrease in total stockholders’ equity of $33.5 million from $887.7 million to $854.2 million.

Other Changes

In restating the previously issued financial statements for the investigations discussed above, the Company also corrected other previously reported amounts. It corrected the reporting of $80.3 million of net sales to certain third party resellers and $41.2 million of associated cost of net sales in 2005 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 the Company determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the December 31, 2005 consolidated balance sheet.

Restated Financial Information

The following tables reflect the impact of the China sales investigation, changes in non-cash charges for stock-based compensation expense, related additional payroll taxes, and income tax effects as well as the restatement to correct the classification of related party transactions discussed above on:

•       the consolidated statements of operations for the years ended December 31, 2005 and 2004

•       the consolidated balance sheet as of December 31, 2005

•       the consolidated statements of cash flows for the years ended December 31, 2005 and 2004

Stock option grants with corrected measurement dates also are being restated in the following tables using the fair value based measurement principles of SFAS 123 Accounting for Stock-Based Compensation (“SFAS 123”) to present the pro forma effect on stock-based compensation expense, net income (loss), and earnings (loss) per share amounts in 2004 and 2005 of using SFAS 123’s fair value based method to determine stock-based compensation expense rather than using APB 25’s intrinsic value method. Such disclosure is required for periods prior to the adoption of SFAS No. 123(R).

The tables also present the impact of changes in previously reported gross profit by segment information for the years ended December 31, 2005 and 2004 resulting from the restatements of sales recognition in China and in non-cash charges for stock-based compensation expense and related additional payroll taxes in those periods.

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended December 31,
	2005			2004
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Net sales
Unrelated party	$2,533,792	$(138,494)	$2,395,298	$2,539,706	$(104,964)	$2,434,742
Related party	395,551	80,261	475,812	144,673	—	144,673
	2,929,343	(58,233)	2,871,110	2,684,379	(104,964)	2,579,415
Cost of net sales
Unrelated party	2,258,824	(71,685)	2,187,139	1,996,188	(77,714)	1,918,474
Related party	206,902	41,233	248,135	91,409	—	91,409
Gross profit	463,617	(27,781)	435,836	596,782	(27,250)	569,532
Operating expenses:
Selling, general and administrative	372,291	(830)	371,461	303,822	89	303,911
Research and development	247,133	(320)	246,813	219,045	34	219,079
Amortization of intangible assets	25,853	—	25,853	15,551	—	15,551
Impairment on long-lived assets	218,094	—	218,094	12,706	—	12,706
Restructuring	29,669	—	29,669	—	—	—
In-process research and development	660	—	660	1,400	—	1,400
Total operating expenses	893,700	(1,150)	892,550	552,524	123	552,647
Operating (loss) income	(430,083)	(26,631)	(456,714)	44,258	(27,373)	16,885
Interest income	7,091	—	7,091	6,172	—	6,172
Interest expense	(16,764)	—	(16,764)	(6,916)	—	(6,916)
Gain on extinguishment of subordinated notes	31,392	—	31,392	—	—	—
Other income, net	43,665	—	43,665	15,431	—	15,431
(Loss) income before income taxes, minority interest and equity in loss of affiliated companies	(364,699)	(26,631)	(391,330)	58,945	(27,373)	31,572
Income tax (expense) benefit	(117,889)	(18,655)	(136,544)	11,894	8,398	20,292
Minority interest in losses of consolidated subsidiaries	692	—	692	285	—	285
Equity in loss of affiliated companies	(5,463)	—	(5,463)	(1,300)	—	(1,300)
Net (loss) income	$(487,359)	$(45,286)	$(532,645)	$69,824	$(18,975)	$50,849
(Loss) earnings per share—Basic	$(4.16)	$(0.39)	$(4.55)	$0.61	$(0.17)	$0.45
(Loss) earnings per share—Diluted	$(4.16)	$(0.39)	$(4.55)	$0.54	$(0.14)	$0.40

UTSTARCOM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2005
	As previously reported	Adjustments	As restated
ASSETS
Current assets:
Cash and cash equivalents	$645,571	$—	$645,571
Short-term investments	13,266	—	13,266
Accounts receivable, net of allowances for doubtful accounts of $67,789	453,671	(14,074)	439,597
Accounts receivable, related parties, net of allowances for doubtful accounts of $5	69,293	14,074	83,367
Notes receivable	2,065	—	2,065
Inventories	425,955	—	425,955
Deferred costs	239,876	—	239,876
Prepaids and other current assets	99,062	—	99,062
Short-term restricted cash and investments	53,680	—	53,680
Current deferred taxes	—	—	—
Total current assets	2,002,439	—	2,002,439
Property, plant and equipment, net	233,403	—	233,403
Long-term investments	26,023	—	26,023
Goodwill	3,063	—	3,063
Intangible assets, net	75,313	—	75,313
Long-term deferred costs	—	185,279	185,279
Other long-term assets	25,811	—	25,811
Total assets	$2,366,052	$185,279	$2,551,331
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$320,677	$—	$320,677
Short-term debt	198,826	—	198,826
Income taxes payable	33,608	621	34,229
Customer advances	221,301	—	221,301
Deferred revenue	69,030	32,882	101,912
Other current liabilities	289,867	1,501	291,368
Total current liabilities	1,133,309	35,004	1,168,313
Long-term deferred revenue	20,958	252,173	273,131
Long-term debt	274,900	—	274,900
Total liabilities	1,429,167	287,177	1,716,344
Minority interest in consolidated subsidiaries	8,338	—	8,338
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 121,018,036 at December 31, 2005.	152	—	152
Additional paid-in capital	1,168,166	24,035	1,192,201
Deferred stock compensation	(3,493)	(98)	(3,591)
Accumulated deficit	(253,174)	(123,725)	(376,899)
Accumulated other comprehensive income	16,896	(2,110)	14,786
Total stockholders’ equity	928,547	(101,898)	826,649
Total liabilities, minority interest and stockholders’ equity	$2,366,052	$185,279	$2,551,331

UTSTARCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31, 2005			Year ended December 31, 2004
	As			As
	previously			previously
	reported		As restated	reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(487,359)	$(45,286)	$(532,645)	$69,824	$(18,975)	$50,849
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	98,550	—	98,550	76,203	—	76,203
Loss on sale of assets	2,559	—	2,559	2,201	—	2,201
Impairment of long-lived assets	218,094	—	218,094	12,706	—	12,706
Impairment of long-term investments	—	—		—	—	—
Stock-based compensation expense	2,153	(1,290)	863	519	(410)	109
Non-cash settlement of restructuring charges	17,250	—	17,250	—	—	—
In-process research and development	660	—	660	1,400	—	1,400
(Gain) loss on sale of investment	(46,576)	—	(46,576)	(1,912)	—	(1,912)
Provision for doubtful accounts	18,210	—	18,210	21,284	—	21,284
Provision for inventory reserve	12,868	—	12,868	18,277	—	18,277
Gain on extinguishment of subordinated notes	(31,392)	—	(31,392)	—	—	—
Deferred income taxes	172,005	8,842	180,847	(119,074)	(2,448)	(121,522)
Other	15,897	—	15,897	4,909	—	4,909
Changes in operating assets and liabilities:		—			—	—
Accounts receivable	268,167	—	268,167	(453,862)	—	(453,862)
Inventories	165,923	—	165,923	(175,881)	—	(175,881)
Deferred costs	(18,567)	—	(18,567)	285,127	—	285,127
Other assets	95,802	(20,994)	74,808	(16,273)	(83,672)	(99,945)
Accounts payable	(87,811)	—	(87,811)	97,689	—	97,689
Income taxes payable	(110,209)	—	(110,209)	133,509	—	133,509
Customer advances	(150,313)	—	(150,313)	(116,917)	—	(116,917)
Deferred revenue	22,008	58,668	80,676	21,877	104,964	126,841
Other current liabilities	40,464	60	40,524	43,389	541	43,930
Net cash provided by (used in) operating activities	218,383	—	218,383	(95,005)	—	(95,005)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(64,396)	—	(64,396)	(135,575)	—	(135,575)
Proceeds from sale of assets	—	—	—	—	—	—
Investment in affiliates	(3,550)	—	(3,550)	(19,292)	—	(19,292)
Issuance of note receivable to related party	—	—	—	—	—	—
Purchase of businesses, net of cash acquired	(24,326)	—	(24,326)	(217,751)	—	(217,751)
Purchase of intangible assets	(750)	—	(750)	(4,158)	—	(4,158)
Change in restricted cash and long-term investments	(18,418)	—	(18,418)	(8,943)	—	(8,943)
Purchase of short-term investments	(165,284)	—	(165,284)	(319,253)	—	(319,253)
Proceeds from sale of short-term investments	346,966	—	346,966	236,497	—	236,497
Other	(105)	—	(105)	428	—	428
Net cash provided by (used in) investing activities	70,137	—	70,137	(468,047)	—	(468,047)
CASH FLOWS FROM FINANCING ACTIVITIES:		—			—
Issuance of stock, net of expenses	6,952	—	6,952	25,737	—	25,737
Purchase of convertible bond hedge and call option	—	—	—	—	—	—
Proceeds from borrowings	436,678	—	436,678	390,000	—	390,000
Payments on borrowings	(653,123)	—	(653,123)	(40,000)	—	(40,000)
Repurchase of stock	—	—	—	(107,569)	—	(107,569)
Proceeds from equity offering	—	—	—	474,554	—	474,554
Other	6,689	—	6,689	—	—	—
Net cash provided by (used in) financing activities	(202,804)	—	(202,804)	742,722	—	742,722
Effect of exchange rate changes on cash and cash equivalents	(2,677)	—	(2,677)	5,115	—	5,115
Net increase in cash and cash equivalents	83,039	—	83,039	184,785	—	184,785
Cash and cash equivalents at beginning of period	562,532	—	562,532	377,747	—	377,747
Cash and cash equivalents at end of period	$645,571	$—	$645,571	$562,532	$—	$562,532
Supplemental disclosure of cash flow information:
Cash paid:
Interest	$14,197	—	$14,197	$5,074	—	$5,074
Income taxes	$11,265	—	$11,265	$11,177	—	$11,177
Non-cash operating activities
Accounts receivable transferred to notes receivable	$55,065	—	$55,065	$118,021	—	$118,021
Property, plant and equipment exchanged for long-term investment	$—	—	$—	$—	—	$—
Non-cash financing activities
Common stock issued in conjunction with debt extinguishment	$37,568	—	$37,568	$—	—	$—

GROSS PROFIT BY SEGMENT, RESTATED

	Year ended December 31, 2005
	As previously reported		Adjustments	As restated
			(in thousands)
Gross profit by Segment
Broadband Infrastructure	$157,781	31%	$109	$157,890	31%
Wireless Infrastructure	149,842	30%	(28,765)	121,077	28%
Network Solutions	307,623	31%	(28,656)	278,967	30%
PCD	52,812	4%	—	52,812	4%
Handsets	57,291	12%	875	58,166	12%
Services	45,891	54%	—	45,891	54%
	$463,617	16%	$(27,781)	$435,836	15%

	Year ended December 31, 2004
	As previously reported		Adjustments	As restated
			(in thousands)
Gross profit by Segment
Broadband Infrastructure	$45,594	20%	$(9)	$45,585	20%
Wireless Infrastructure	391,253	28%	(27,225)	$364,028	29%
Network Solutions	436,847	27%	(27,234)	409,613	27%
PCD	11,886	4%	(20)	11,866	4%
Handsets	131,704	18%	4	131,708	18%
Services	16,345	32%	—	16,345	32%
	$596,782	22%	$(27,250)	$569,532	22%

PRO FORMA SFAS 123

	Year ended December 31, 2005		Year ended December 31, 2004
	As previously reported	As restated	As previously reported	As restated
	(in thousands, except per share data)		(in thousands, except per share data)
Basic
Net (loss) income:
As reported	$(487,359)	$(532,645)	$69,824	$50,849
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,154	4,947	370	210
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,588)	(23,142)	(68,083)	(82,553)
Pro forma net income (loss)	$(515,793)	$(550,840)	$2,111	$(31,494)
Basic (loss) earnings per share:
As reported	$(4.16)	$(4.55)	$0.61	$0.45
Pro forma	$(4.41)	$(4.71)	$0.02	$(0.28)
Diluted
Net (loss) income:
As reported	$(487,359)	$(532,645)	$69,824	$50,849
Effect of dilutive securities 7/8% convertible subordinated notes	—	—	—	—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,154	4,947	370	210
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(30,588)	(23,142)	(68,083)	(82,553)
Pro forma diluted net (loss) income	$(515,793)	$(550,840)	$2,111	$(31,494)
Diluted (loss) earnings per share:
As reported	$(4.16)	$(4.55)	$0.54	$0.40
Pro forma	$(4.41)	$(4.71)	$0.02	$(0.28)

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority (over 50 percent) owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the preparation of these consolidated financial statements. Minority interest in consolidated subsidiaries and equity in affiliated companies are shown separately in the consolidated financial statements. The Company also consolidates variable interest entities as defined by Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities.” See Note 22.

Use of Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, tax valuation allowances, reserves for inventory, deferred costs, accrued product warranty costs, provisions for contract losses, goodwill and other long-lived asset impairments, stock-based compensation expense, loss contingencies and restructuring expenses among others. Actual results could differ from those estimates.

Cash and Cash Equivalents:

Cash and cash equivalents consist of highly liquid instruments with maturities of three months or less at the date of purchase.

Of the total cash and short-term investment balance at December 31, 2006, $483.7 million was held in China where currency exchange controls exist. As a result, the Company’s ability to make payments in other jurisdictions could be limited by its ability to transfer money from China to other jurisdictions. Chinese law requires that the Company’s subsidiaries domiciled in China to obtain government consent prior to making certain payments to the Company. As a result, approximately $200 million of the Company’s consolidated net assets cannot be transferred to the Company from its subsidiaries in China without first obtaining the consent of the Chinese government.

Short-term Investments:

Short-term investments consist of investments with original or remaining maturities of more than three months but less than twelve months. In accordance with the Company’s investment policy, all short-term investments are invested in “investment grade” rated securities with a minimum of A or better ratings. Currently, most of the Company’s short-term investments have AA or better ratings. Marketable securities are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as a separate component of stockholders’ equity. Unrealized losses on securities classified as available-for-sale that are determined to be other-than-temporary are reported in earnings. Realized gains and losses are reported in earnings. The fair value of investments is based on quoted market prices. At December 31, 2006 and 2005, short-term investments in available-for-sale securities consisted of:

	December 31, 2006
		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Debt securities	$9,546	$—	$9,546
Total current available for-sale securities	$9,546	$—	$9,546

	December 31, 2005
		Gross	Estimated
	Amortized	Unrealized	Fair
	Cost	Gains	Value
	(in thousands)
Debt securities	$13,266	$—	$13,266
Total current available for-sale securities	$13,266	$—	$13,266

Long-term Investments:

The Company has investments in various publicly and privately held companies and investments funds. Equity securities of publicly listed companies traded on securities exchanges are classified as available-for-sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are recorded as a separate component of stockholders’ equity. Investments in less than majority-owned privately held affiliates over which we exercise significant influence are accounted for under the equity method. All other investments in affiliates are carried at cost. The Company monitors for other-than-temporary impairment and makes appropriate reductions in the carrying value if the Company determines that an impairment charge is required based on the financial, economic and operational condition and near-term prospects of these companies.

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

Contract accounting is utilized for contracts that include a requirement for significant software modification or customization; when utilized the Company generally accounts for such contracts using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements the Company is unable to make reasonably dependable estimates of its progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the year ended December 31, 2006, the Company recorded a $32.1 million loss on a fixed price contract.

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

Because of the nature of doing business in China and other emerging markets, the Company’s billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue. Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained. The Company had current deferred revenue of $95.7 million and $101.9 million, and long-term deferred revenue of $261.0 million and $273.1 million at December 31, 2006 and 2005, respectively.

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

Accounts and Notes Receivable:

The Company accepts bank notes and commercial notes from its customers in China in the normal course of business and estimates the collectibility of its trade receivables and notes receivable. The notes are typically non-interest bearing, with maturity dates between three and six months. An allowance for doubtful accounts is maintained for the estimated losses on the trade receivables and notes receivable when collection may no longer be reasonably assured. The Company assesses collectibility of the receivable by determining whether the creditworthiness of the customer has deteriorated and could result in an inability to collect payment; if collectibility is doubtful, the Company records an allowance against the receivable. If a customer’s financial condition were to deteriorate, causing their ability to make payments to suffer as a result, the allowances for receivables may need to be increased. With greater concentration of accounts receivable with certain customers, the financial conditions of any specific or individual customer may result in increased concentration risk exposure. Allowances for doubtful accounts were $53.9 million and $67.8 million at December 31, 2006 and 2005, respectively, for total receivables, including accounts receivable from related parties.

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

Purchased software costs and costs incurred in the development of software that will ultimately be sold are capitalized during the time between when technological feasibility has been attained and the related product is ready for general release. During 2006, 2005 and 2004, the Company capitalized $1.0 million, $6.0 million and $5.3 million of software development costs, respectively. Amortization of capitalized development costs was $2.1 million, $3.9 million, and $3.0 million in 2006, 2005 and 2004, respectively. Unamortized capitalized software development costs at December 31, 2006 and 2005 were $3.4 million and $6.9 million, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

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

Goodwill and Intangible Assets:

The Company has recorded goodwill and intangible assets in connection with business acquisitions. Management judgment is required in the assessment of the related useful lives, assumptions regarding the ability to successfully develop and ultimately commercialize acquired technology, and assumptions regarding the fair value and the recoverability of these assets. An annual goodwill impairment review is performed in the fourth quarter of each year or when changes in circumstances indicate a potential impairment exists. When assessing potential impairment to goodwill, book value of a reporting unit is compared to its fair value. Fair value is determined based on the present value of estimated future cash flows. In the third quarter of 2005, the Company performed an impairment analysis as a result of changes in the business environment. As a result of this analysis, an impairment charge was recorded during the third quarter of 2005. See Note 10.

Impairment of Long-Lived Assets:

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets. Long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. See Note 8.

Advertising Costs:

The Company expenses all advertising costs as incurred. Payment to customers for marketing development costs are accounted for as a reduction of the revenue associated with customers as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising costs totaled $8.1 million, $8.2 million, and $8.0 million, respectively.

Stock-Based Compensation:

Prior to January 1, 2006, the Company accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB 25, non-cash compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date, based on the difference between the exercise price and the market price. The expense was recognized ratably over the associated service period, which was generally the option vesting term.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), using the modified prospective transition method. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award.

Comprehensive Income:

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income or loss for 2006, 2005 and 2004 is shown in the consolidated statement of stockholders’ equity. As of December 31 of each of the years indicated below, the components of accumulated other comprehensive income reported in the consolidated balance sheets were as follows:

	2006	2005
		(As restated)
	(in thousands)
Unrealized gain (loss) on available-for-sale securities, net of tax	$32,621	$(41)
Foreign currency translation	30,278	14,827
Accumulated other comprehensive income	$62,899	$14,786

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

In 2006, due to recent developments in its business, the Company determined that earnings from certain subsidiaries were not permanently reinvested outside the United States. The Company provides U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States. Under APB 23 “Accounting for Income Taxes—Special Areas,” deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings could be deemed to be permanently reinvested outside the United States. Prior to 2006, the Company had not provided for U.S. tax on any foreign unremitted earnings because the Company did not intend to repatriate such earnings. See Note 14.

Segment Reporting:

The Company had four operating units : Network Solutions, Personal Communications Division (“PCD”), Handsets and Services. The Network Solutions operating unit provides its products and services through two reporting segments; Broadband Infrastructure (“Broadband”) and Wireless Infrastructure (“Wireless”).

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

The Company may use derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities on the balance sheet. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. The Company has not hedged any such transactions in 2006 and 2005. The net gains and losses resulting from hedging activities for the year ended December 31, 2004 were insignificant.

The following table summarizes the Company’s carrying values and the fair values of its other financial instruments:

	December 31,
	2006		2005
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Included in Assets
Long-term investments	$47,809	$56,048	$26,023	$42,887
Included in Liabilities
Bank loans	$(102,510)	$(102,510)	$(198,826)	$(198,826)
Convertible debt	$(274,600)	$(257,094)	$(274,600)	$(229,291)
Included in Stockholders’ Equity
Convertible bond hedge	$85,307	$647	$85,307	$5,335
Written call option	$(55,430)	$(88)	$(55,430)	$(2,133)

The Company determines the fair value of its convertible debt and related convertible bond hedge and written call option using estimates of fair values at the balance sheet date provided by a major securities firm. The fair value of long-term investments is determined based on quoted market prices or available information about investees. Because of the short-term nature of the Company’s bank loans, the Company believes carrying value approximates fair value.

Foreign Currency Translation:

The Company’s operations are conducted through international subsidiaries and the financial statements of those subsidiaries are translated from their respective, functional currencies into U.S. dollars. All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders’ equity. The foreign currency transaction loss reported in earnings was $9.9 million in 2005 and a gain of $7.6 million and $0.8 million, in 2006 and 2004, respectively, and are recorded in other income, net.

Earnings Per Share (“EPS”):

Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes unvested restricted shares. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potential common shares include employee stock options, unvested restricted shares, a written call option, warrants, convertible subordinated notes and vested acquisition-related stock options.

The following is a summary of the calculation of basic and diluted EPS:

	Year ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
	(in thousands, except per share data)
Numerator:
Net (loss) income used in basic EPS computation	$(117,345)	$(532,645)	$50,849
Effect of Dilutive Securities 7/8% Convertible subordinated notes	—	—	2,785
Net (loss) income adjusted for dilutive securities	$(117,345)	$(532,645)	$53,634
Denominator:
Weighted average shares outstanding used in basic EPS computation	120,657	117,034	114,135
Dilutive potential common shares
Stock options	—	—	3,118
Written call option	—	—	262
Convertible subordinated notes	—	—	16,919
Warrants	—	—	9
Other	—	—	377
Shares used to compute diluted EPS	120,657	117,034	134,820
—Basic (loss) earnings per share	$(0.97)	$(4.55)	$0.45
—Diluted (loss) earnings per share	$(0.97)	$(4.55)	$0.40

For the years ended December 31, 2006 and 2005, no potential common shares were dilutive because of the net loss in each of these years, and basic and dilutive EPS are the same. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Year ended December 31,
	2006	2005
		(As restated)
	(in thousands)
Stock options	19,634	19,908
Conversion of convertible subordinated notes	11,543	15,123
Other	795	342
	31,972	35,373

Recent Accounting Pronouncements:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 as of January 1, 2007, by recording a $1.4 million increase to the liability for uncertain tax positions offset by a reduction to the opening balance of retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the effects of SFAS 157 on its consolidated financial statements.

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

In February 2007, The FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS 159 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the effects of SFAS 159 on its consolidated financial statements.

NOTE 4—RESTRICTED CASH AND INVESTMENTS

At December 31, 2006, the Company had short-term restricted cash and investments of $16.7 million and long-term restricted cash of $16.5 million included in other long-term assets. At December 31, 2005, the Company had short-term restricted cash and investments of $53.7 million and long-term restricted cash of $0.3 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 5—ACQUISITIONS AND SALE OF ASSETS

2006

Sale of Assets to Marvell Technology Group Ltd:

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

The Company recognized a gain on this sale of assets of $12.3 million during 2006. The gain was determined based upon total net proceeds less the net book value of assets sold of $2.9 million and the value of the supply agreement of $20.2 million. The value allocated to the supply agreement is included in other current and long-term liabilities and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of December 31, 2006, approximately $1.7 million has been amortized against cost of sales.

2005

Pedestal

In May 2005, the Company completed its acquisition of substantially all of the assets and certain liabilities of Pedestal Networks, Inc. (“Pedestal”). Pedestal develops and designs a Universal Broadband Server (“UBS”), an environmentally hardened, line-powered remote IP-based Digital Subscriber Line Access Multiplexer (“IP DSLAM”). The acquisition was intended to assist in the Company’s expansion into digital subscriber line (“DSL”) and IP-based television (“IPTV”) by providing the Company with a strong remote broadband solution that is fully US-certified and complements other existing DSL, IPTV and optical product families. The total consideration for this transaction was $3.0 million. Approximately $2.6 million in cash was paid at the closing date and an additional $0.4 million was paid in May 2006. The acquisition was accounted for under the purchase method of accounting.

The existing technology acquired included the entire Pedestal family of IP DSLAM and UBS. The Company has integrated the Pedestal product line with the Company’s Triple-Play products and IPTV solutions. In addition to developed product technology, the Company acquired fixed assets, in-process research and development (“IPR&D”) and customer relationships.

At the acquisition, Pedestal had one project under development related to the gigabit ethernet product that qualified as IPR&D. The gigabit ethernet project is focused on supporting a majority of Pedestal’s products and was completed as of December 31, 2006. In assessing Pedestal’s IPR&D project, the Company considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects. The Company also considered the rate at which technology changes in the broadband equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets. The amount of the purchase price allocated to IPR&D of $0.7 million was charged to the Company’s results of operations as no alternative future uses existed at the acquisition date.

The results of operations of Pedestal have been integrated with the “Broadband” segment and included in the Company’s consolidated statements of operations beginning on the acquisition date of May 13, 2005. The pro forma effects of this acquisition on the Company’s financial statements are not significant.

Subsequent to the May 2005 acquisition of Pedestal, the Company completed the allocation of the purchase price based in part upon an independent valuation. The estimated useful lives of the customer relationships and developed technology intangible assets are two years and five years, respectively.

The following table summarizes the final allocation of the purchase price for Pedestal:

(in thousands)
Fair value of tangible net assets	$1,177
Fair value of liabilities assumed	(297)
Fair value of identified intangible assets:
Developed technology	1,319
In-process research and development	660
Customer relations	141
Total purchase price	$3,000

Giga

In October 2004, the Company entered into an asset purchase agreement with Giga Telecom, Inc. (“Giga”), a Korean corporation that develops and designs wireless handsets. The acquisition is intended to facilitate the Company’s expansion into the CDMA handset market. The Company completed the acquisition in January 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account for six months which was released in July 2005. The total consideration for the acquisition, funded from cash on hand, was approximately $19.0 million, including $2.0 million in acquisition-related transaction costs, a $1.5 million payment made previously to be applied against the purchase price and an earn-out of $0.5 million paid subsequently upon completion of certain product design milestones.

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

In accordance with EITF No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” a settlement gain of $0.4 million relating to the pre-existing royalty agreement was recognized and recorded under Research and Development expense in the consolidated statements of operations. The purchased existing technology and pre-existing royalty agreement has been fully amortized.

The results of operations of Giga have been integrated with the “Handsets” segment and included in the Company’s Consolidated Statement of Operations subsequent to the acquisition. The pro forma effects of this acquisition on the Company’s financial statements were not significant.

2004

Audiovox Communications Corporation

In November 2004, the Company completed its acquisition of select assets and liabilities of Audiovox Communications Corporation (“ACC”), including inventories, prepaids, payables, accrued expenses and the right to hire approximately 250 employees. The Company paid $170.8 million in cash during 2004, an additional $2.8 million in cash in 2005 and incurred professional fees of $4.6 million. The Company acquired ACC’s sales, service and support infrastructure, its code division multiple access (“CDMA”) handset brand, access to supply-chain channels, product marketing expertise, and key relationships with CDMA operators in North and South America. The goodwill created in this acquisition resulted from decreased time-to-market and volume related synergies. This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment. (See Note 10.) The following table summarizes the allocation of the purchase price for ACC based in part upon an independent valuation:

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

The following unaudited pro forma results of operations reflect the combined results of the Company and ACC for the year ended December 31, 2004 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

2004
(As restated)
(in thousands, except per share data)
Pro forma adjusted net sales	$3,664,391
Pro forma adjusted net income	$56,988
Pro forma adjusted basic earnings per share	$0.50
Pro forma adjusted diluted earnings per share	$0.42

TELOS Technology, Inc.

In May 2004, the Company completed its acquisition of substantially all of the assets and certain liabilities of TELOS Technology, Inc. and its subsidiaries (“TELOS”). TELOS is a provider of mobile switching products and services for voice and data communication networks to developing rural, enterprise and emerging wireless markets. The total consideration for the acquisition, funded from cash on hand, was approximately $30.0 million. The Company paid $29.0 million in cash, in addition to $1.0 million of acquisition-related transaction costs.

The existing technology acquired included the entire TELOS product family of CDMA softswitch technology products, supporting servers and operations maintenance centers. The TELOS product line was integrated with the Company’s suite of CDMA products, strengthening the Company’s existing CDMA product portfolio. In addition to developed product technology, the Company acquired fixed assets, in- process research and development (“IPR&D”), an assembled workforce of approximately 60 employees, customer relationships and recorded goodwill. The goodwill created in this acquisition resulted from decreased time to market in CDMA technologies. This goodwill is tax deductible.

Subsequent to the May 2004 acquisition of TELOS, the Company completed the allocation of the purchase price based in part upon an independent valuation. The amount of the purchase price allocated to IPR&D of $1.4 million was charged to the Company’s results of operations, as no alternative future uses existed at the acquisition date. The Company recorded goodwill of $6.4 million in connection with the acquisition. This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment. (See Note 10) The results of operations of TELOS were included in the Company’s consolidated results of operations beginning on the acquisition date of May 19, 2004.

As of the acquisition date, TELOS had two projects under development that qualified for IPR&D. The objective of both projects was to enhance the functionality of products designed to comply with the CDMA2000 technology standard. In assessing TELOS IPR&D projects, the Company considered key product characteristics including the product’s development stage at the acquisition date, the product’s life cycle and the product’s future prospects. The Company also considered the rate at which technology changes in the telecommunications equipment industry, the industry’s competitive environment and the economic outlook for both local and global markets.

The projects under development were enhancements to existing products that did not affect the functionality of those existing products. As of December 31, 2005, both projects were completed.

The following table summarizes the allocation of the purchase price for TELOS based upon the independent valuation:

(in thousands)
Fair value of tangible net assets:
Property, plant and equipment	$2,010
Inventory	1,382
Other tangible assets	1,242
Fair value of identified intangible assets:
Customer relationships	5,000
Existing technology	15,900
In-process research and technology	1,400
Liabilities assumed	(3,380)
Excess of costs of acquiring TELOS over fair value of identified net assets acquired (goodwill)	6,449
Total purchase price	$30,003

The estimated useful lives of the customer relationships and existing technology intangible assets are five years.

The following unaudited pro forma results of operations reflect the combined results of the Company and TELOS for the year ended December 31, 2004 as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

2004
(As restated)
(in thousands, except per share data)
Pro forma adjusted net sales	$2,581,104
Pro forma adjusted net income	$49,407
Pro forma adjusted basic earnings per share	$0.43
Pro forma adjusted diluted earnings per share	$0.37

Hyundai Syscomm, Inc.

In April 2004, the Company completed its acquisition of the assets, substantially all of the intellectual property, certain employees and certain contracts related to Hyundai Syscomm, Inc.’s (“HSI”) CDMA infrastructure business for markets outside of Korea. Subject to the attainment of certain milestones and the transfer of certain know-how, the total consideration for this transaction was approximately $12.3 million excluding transaction costs of $1.8 million. Approximately $7.3 million in cash was paid at the closing date and an additional $3.0 million in cash was paid one year from the closing date. The remaining purchase price was comprised of $2.0 million that was paid by the Company upon the completion of HSI training of the Company’s manufacturing employees in China under the terms of a Training Services Agreement. Not included in the purchase price was $2.0 million payable upon the completion of certain revenue milestones, however, the revenue milestones were not met and no additional payments were due under the agreement.

In conjunction with this transaction, the Company loaned HSI $3.2 million at an effective interest rate of 12% per annum, which was used by HSI to satisfy outstanding debt obligations. The principal amount of the loan was due in April 2005. During the year ended December 31, 2005 the Company offset HSI’s payment obligations against the outstanding $3.0 million of the purchase price and other liabilities.

Under the terms of the transaction with HSI, the Company acquired existing technologies and entered into non-compete and licensing agreements. The existing technologies acquired were a base transceiver station and base station controller product lines. As part of the asset purchase agreement, the Company and HSI entered into a training services agreement, whereby HSI employees were to provide technical training to the Company manufacturing staff in China for the nine month period subsequent to the acquisition. This technology and technological know-how enabled the Company to strengthen the Company’s existing CDMA product portfolio and the development of future CDMA technology.

In addition to acquiring existing technology, the Company entered into non-compete and licensing agreements with HSI. The non-compete agreement prohibits HSI from competing against the Company in all countries except Korea for four years from the consummation date. The licensing agreement requires that HSI pay the Company 1% of revenue as royalty for the usage of the intellectual property that the Company acquired under the terms of the acquisition for fifteen years subsequent to the consummation date.

Subsequent to the April, 2004 acquisition of HSI, the Company completed the allocation of the purchase price based in part upon an independent valuation. The Company recorded goodwill of $7.0 million in connection with the acquisition. The results of operations of HSI have been included in the Company’s consolidated results of operations beginning on the acquisition date of April 2004.

The following table summarizes the final allocation of the purchase price for HSI:

(in thousands)
Fair value of tangible net assets:
Property, plant and equipment	$1,440
Other tangible assets	437
Fair value of identified intangible assets:
Existing technology	3,559
Non-compete agreement	761
IP License agreement	891
Excess of costs of acquiring HSI over fair value of identified net assets acquired (goodwill)	7,042
Total purchase price	$14,130

The intangible assets have estimated useful lives ranging from three to five years as follows: existing technology, five years; non-compete agreement, three years; and intellectual property license agreement, three years. The Company encountered difficulties integrating the HSI operations after the acquisition. In the fourth quarter 2004, a decision was made to substantially abandon the acquired operations. Thus, the entire goodwill and all intangibles were written off in 2004. The write-offs were recorded under “Selling, general and administrative” expense in the statement of operations for the year ended December 31, 2004.

The following unaudited pro forma results of operations reflect the combined results of the Company and HSI for the year ended December 31, 2004, as if the business combination occurred at the beginning of the period. These results do not purport to be indicative of what would have occurred had the acquisition been made as of that date or the results of operations which may occur in future periods.

2004
(As restated)
(in thousands, except per share data)
Pro forma adjusted net sales	$2,582,197
Pro forma adjusted net income	$49,660
Pro forma adjusted basic earnings per share	$0.44
Pro forma adjusted diluted earnings per share	$0.37

NOTE 6—INVENTORIES

As of December 31, 2006 and 2005, inventories consist of the following:

	December 31,
	2006	2005
	(in thousands)
Raw materials	$72,230	$70,608
Work-in-process	43,542	27,582
Finished goods	324,673	327,765
	$440,445	$425,955

NOTE 7—ACCOUNTS AND NOTES RECEIVABLE

The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable available for sale were $5.1 million and $2.1 million at December 31, 2006 and 2005, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during the year ended December 31, 2006 and $73.1 million bank notes and $13.0 million in commercial notes receivable were sold during the year ended December 31, 2005. Any notes that are sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” has been met. The costs of selling these notes receivable were $0.7 million for the year ended December 31, 2005.

In August 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement. The Agreement contains provisions customary in transactions of this nature including certain commitment fees. During 2006 and 2005, no receivables were sold pursuant to provisions of the Agreement. The Company recorded commitment fees of $0.5 million and $0.2 million during the years ended December 31, 2006 and 2005, respectively. In March 2007, the Agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the commercial bank, with no associated commitment fees.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2006 and 2005, property, plant and equipment consists of the following:

	December 31
	2006	2005
	(in thousands)
Buildings & land-use rights	$160,500	$156,404
Leasehold improvements	18,188	16,460
Automobiles	5,849	5,742
Software	38,945	37,064
Equipment and furniture	200,746	188,542
Construction in progress	940	2,303
	$425,168	$406,515
Less: accumulated depreciation	(212,013)	(173,112)
	$213,155	$233,403

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For tangible assets, the Company determines the relative estimated fair value through a comparison of similar assets, and wherever practical, based on quoted market prices taking into consideration the asset type, age, condition, and physical location of the asset. The Company’s intangible assets that are subject to amortization are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

In 2005, the Company determined the relative estimated fair value of tangible assets through a comparison of similar assets, and wherever practical, based on quoted market prices taking into consideration the asset type, age condition and physical location of the asset. As a result of this analysis, the Company recorded an impairment charge of $14.1 million of long-lived tangible assets related to the Broadband asset group and $9.4 million for long-lived tangible assets related to the Handset asset group.

Depreciation expense was $45.1 million, $66.9 million, and $55.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 9—LONG-TERM INVESTMENTS

The Company’s investments are as follows:

	December 31
	2006	2005
	(in thousands)
Gemdale	$32,781	$1,321
Cellon International	—	8,000
Global Asia Partners L.P.	1,700	1,700
Fiberxon Inc.	3,000	3,000
ImmenStar	2,000	2,000
GCT SemiConductor	3,000	3,000
Xalted Networks	3,302	3,000
Infinera	1,902	1,902
Matsushita Joint Venture	—	465
Restructuring Fund No. 1	—	1,538
Others	124	97
Total	$47,809	$26,023

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

In August 2006, pursuant to a Split Share Structure Reform Agreement in China, the Company transferred 6.0 million non-negotiable Gemdale shares to the holders of negotiable Gemdale shares in exchange for converting the remaining 13.8 million non-negotiable shares into negotiable shares, and a receivable for additional shares valued at $1.2 million at December 31, 2006. The negotiable Gemdale shares are traded on the Shanghai Stock Exchange. The 13.8 million negotiable shares are subject to a transfer restriction through August 2007. As of December 31, 2006 the Company had a 2% ownership interest in Gemdale. The investment is classified as equity securities available-for-sale and recorded at fair value. An unrealized gain on the investment and related receivable totaling $32.6 million was recorded in other comprehensive income during the year ended December 31, 2006. In 2006, the Company recorded $0.7 million of dividends received in other income, net.

Cellon International

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”) and made additional investments of $3.0 million each in Cellon in April and December 2002. Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. In November 2005, the Company and Cellon entered into an agreement under which the Company received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees. This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income, net. As of December 31, 2006, with the additional shares obtained in the purchase transaction, the Company had an 11% ownership interest in Cellon. In the fourth quarter of 2006, the Company’s review of this investment included, but was not limited to, a review of Cellon’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. Based on the deterioration of Cellon’s financial condition, the Company determined that the carrying value of the investment was at an amount above the fair value of the investment, and the decline was other-than temporary. As of December 31, 2006, the Company recorded a $13.5 million other-than-temporary impairment charge for this investment in other income, net.

In November 2005, the Company entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development. Approximately $2.0 million of the prepaid amount was used during 2006 as payments for design services. The Company may also use the $5.0 million prepayment in satisfaction of royalties Cellon may earn from sales by the Company of products Cellon designs under the Development Services Agreement. This agreement also obligates Cellon to pay the Company a royalty if certain technology shared by the Company to Cellon is used in products developed and sold to customers other than the Company through November 2007. During the fourth quarter of 2006, the Company recorded an operating expense of $3.0 million to write-off this prepayment in connection with the Company’s assessment of the financial condition of Cellon as discussed above. For additional information regarding the Company’s investment in Cellon see Note 23.

Global Asia Partners L.P.

Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. Between June 2002 and April 2005, the Company invested a total of $2.6 million in the fund. As of December 31, 2006, the Company had 49% of the fund’s outstanding partnership units. Prior to April 2005, the Company had a commitment to invest up to a maximum of $5.0 million, but as the result of a reorganization of capital contributions by the partners, reached in April 2005, our capital contribution of $0.6 million in April 2005 was the final capital contribution to be made. In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to the Company as future distributions. The Company recorded no equity losses for the years ended December 31, 2006 and 2005, and an equity loss of $0.5 million for the year ended December 31, 2004. For additional information regarding the Company’s investment in Global Asia Partners L.P. see Note 23.

Fiberxon Inc.

In September 2002, the Company invested $2.0 million in Fiberxon Inc. (“Fiberxon”), a company that develops and sells optical modules and related systems. In March 2004, the Company invested an additional $1.0 million in Fiberxon. This investment is accounted for under the cost method, and its carrying value is evaluated for possible impairment based on the achievement of business objectives and milestones, the financial condition and prospects of the company and other relevant factors. For additional information regarding the Company’s investment in Fiberxon see Note 23.

ImmenStar

In September 2004, the Company invested $2.0 million in the Series A preferred stock of ImmenStar, Inc. (“ImmenStar”). ImmenStar is a development stage company that is designing a chip that can be used in the Company’s products. This investment is accounted for under the cost method. In February 2007, ImmenStar was acquired by Cortina Systems, Inc. In exchange for the Company’s investment in ImmenStar, the Company received 4 million shares of Series D Preferred Stock of Cortina Systems, Inc., $1.8 million cash in March 2007 and is entitled to receive an additional $0.2 million currently held in escrow. As a result of the acquisition, the Company recorded a gain on investment of $2.8 million, in other income, net, and owns 1.3% interest of Cortina Systems, Inc. on a fully diluted basis.

GCT Semiconductor

In October 2004, the Company invested $3.0 million in GCT Semiconductor, Inc. This investment represents approximately a 2% interest in GCT Semiconductor, Inc., which designs, develops and markets integrated circuit products for the wireless communications industry. This investment is accounted for under the cost method.

Xalted Networks

In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks (“Xalted”). In March 2006 the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company has an 11% ownership interest, on a fully diluted basis, in Xalted and accounts for the investment under the cost method.

Infinera

In July 2004, the Company invested $3.0 million in 1,339,285 shares of Infinera Corporation (“Infinera”) Series D Preferred Stock at $2.24 per share. The investment represents an approximately 2% interest in Infinera, which develops optical telecommunications systems using photonic integrated circuits. This investment is accounted for under the cost method. In September 2004, Infinera closed a Series E Preferred Stock round at $0.60 per share. As a result of the close proximity between the Series D and Series E preferred stock financing rounds and the decrease in the share price between rounds, Infinera and the Company entered into an exchange agreement whereby the Company exchanged 669,643 shares of Series D preferred stock for 2,500,000 shares of Series E preferred stock. After the exchange, the Company owns a total of 669,643 shares Series D and 2,500,000 shares of Series E preferred stock. For the year ended December 31, 2004, the Company recorded a loss of $1.1 million to reflect the other-than-temporary decrease in the fair value of its remaining Series D shares. For additional information regarding the Company’s investment in Infinera see Note 23.

Matsushita Joint Venture

In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. The Company had a 49% ownership interest in the joint venture company, which had an original registered share capital of $10.0 million. The Company contributed $4.9 million cash in October 2002 and another $9.3 million (its 49% interest of the $19 million capital call) during the fourth quarter of 2004. The investment in and results of operations of the joint venture company were accounted for using the equity method of accounting. The Company recorded equity losses of $4.8 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively. In December 2005, the joint venture board resolved to terminate the joint venture and the Company recorded a loss of $2.9 million to reflect an other-than-temporary decline in value. In 2006, the joint venture was dissolved and a final distribution was made in April 2006 that did not materially exceed the carrying value of the investment.

Restructuring Fund No. 1

During the first quarter of fiscal 2002, the Company invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. SOFTBANK America Inc., an entity affiliated with SOFTBANK CORP., is a significant stockholder of the Company. The fund focuses on leveraged buyout investments in companies in Asia undergoing restructuring or bankruptcy procedures. The fund had a separate management team, and none of the Company’s employees were employed by the fund. The Company accounted for this investment under the equity method of accounting. In 2005, the Company received $1.0 million in dividends. The partnership was dissolved in July 2006 with a total cash distribution of $3.0 million to the Company during 2006. The Company has recorded a gain on investment of $1.4 million and $0.7 million, respectively, for the years ended December 31, 2006 and 2005. The Company recorded immaterial equity losses for the year ended December 31, 2004.

NOTE 10—GOODWILL AND INTANGIBLE ASSETS

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

During 2005, management held a series of planning meetings in September to assess the business forecasts for all of its reporting units. As a result of various factors, including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in the Company’s Broadband reporting unit, a narrowing of the Company’s strategic focus related to the Company’s product offerings and greater than expected revenue and margin decline due to continued pricing pressures in several of the Company’s key markets. The Company concluded these factors combined represented a “triggering” event. The Company determined that the significant adverse changes in the business outlook could indicate the carrying value of certain of its long-lived assets groups may not be recoverable and could indicate the fair value of the Company’s reporting units may be below their fair value. As a result, the Company performed interim impairment tests on goodwill and certain other long-lived tangible and intangible assets. The Company performed an impairment analysis pursuant to SFAS 142 as of September 30, 2005 for all of its reporting units. The Company compared the fair value of the reporting units to their carrying value. The Company determined the fair value of each reporting unit using both present value and comparable company techniques based, in part, upon an independent valuation. Based upon the impairment assessment, the Company recorded goodwill impairment charges of $192.9 million in 2005. The impairment charges represented the excess of the carrying amount of the reporting units’ goodwill over the implied fair value of their goodwill. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of a reporting unit’s assets and liabilities from its estimated fair value based on a discounted cash flow model using revenue and profit forecasts. During 2006, the Company did not identify any instances of goodwill impairment.

A summary of changes in the Company’s goodwill during the years ended December 31, 2005 and 2006 by business segment is as follows:

	January 1,		Exchange		December 31,
	2005	Additions	rate changes	Impairment	2005
	(in thousands)
Handsets	$74,003	$15,391	$(57)	$(89,337)	$—
Wireless	55,641	—	29	(55,670)	—
Network Solutions	129,644	15,391	(28)	(145,007)	—
PCD	24,710	—	2	(24,712)	—
Broadband	23,210	—	—	(23,210)	—
Service	3,063	—	—	—	3,063
Total	$180,627	$15,391	$(26)	$(192,929)	$3,063

The amount of goodwill at December 31, 2006 was unchanged from the amount reported above at December 31, 2005. The entire amount of $3.1 million was allocated to the services operating segment.

Intangible Assets:

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company periodically evaluates the recoverability and estimated lives of its intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s intangible assets that are subject to amortization are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

In 2005, the Company determined that the fair value of technology intangible assets within the Broadband and Handset asset groups as calculated using the discounted future cash flows was less than the carrying value of the net assets and, as such, the Company recorded a net asset write-off of $1.7 million. During 2006, the Company did not record any impairment charges related to technology intangible assets because there were no circumstances or events that occurred which indicated a possible impairment.

As of December 31, 2006 and 2005, intangible assets consisted of the following:

	December 31,
	2006	2005
	(in thousands)
Existing technology	$39,530	$39,530
Less accumulated amortization	(27,824)	(21,702)
	$11,706	$17,828
Customer relationships	$57,220	$57,220
Less accumulated amortization	(18,544)	(12,037)
	$38,676	$45,183
Supplier relationships	$5,300	$5,300
Less accumulated amortization	(5,300)	(3,092)
	$—	$2,208
Trade names	$4,940	$4,940
Less accumulated amortization	(3,829)	(2,496)
	$1,111	$2,444
Non-compete agreement	$10,800	$10,800
Less accumulated amortization	(5,850)	(3,150)
	$4,950	$7,650
Total intangible assets	$56,443	$75,313

Amortization expense was $18.9 million, $25.9 million and $15.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2007 through 2011 is $16.0 million, $12.7 million, $6.9 million, $5.1 million and $5.1 million, respectively, and is $10.6 million in the aggregate thereafter. There is no significant foreign exchange impact related to intangible assets.

The remaining weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

Weighted Average Life
(in years)
Technology	2.1
Customer relationships	6.8
Trade names	0.8
Non-compete	1.8

NOTE 11—DEBT

The following represents the outstanding borrowings at December 31, 2006 and 2005:

	December 31,
	2006	2005
	(in thousands)
Bank loans	$102,510	$198,826
Other, including capital lease obligations, at 4.7%-10.0%, due through 2011	809	300
Convertible subordinated notes, due March 1, 2008	274,600	274,600
Total Debt	$377,919	$473,726
Long-term debt	275,161	274,900
Short-term debt	$102,758	$198,826

At December 31, 2006, the Company has loans with various banks totaling $102.5 million with interest rates ranging from 5.02% to 5.51% per annum. These bank loans mature during 2007 and are included in short-term debt. There are no significant covenants associated with these loans.

The Company has credit facilities totaling $698.4 million of which $571.9 million remained available for borrowing as of December 31, 2006. All of these facilities expire in 2007. There is no guarantee that these facilities will be renewed. The Company has not guaranteed any debt not included in the consolidated balance sheet. The Company had available borrowing facilities of $482.9 million as of December 31, 2005.

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

In 2005, the Company entered into agreements to exchange a total of 4,988,100 shares of the Company’s common stock, with a fair value of approximately $37.6 million and approximately $57.1 million in cash for outstanding convertible notes with an aggregate principal amount of $127.9 million, held by five of its note holders. These exchanges were considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash was less than the carrying value of the convertible notes. Accordingly, the Company recorded a gain, net of write-off of unamortized issuance expenses, of $31.4 million for the year ended December 31, 2005 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt.”

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

On November 15, 2006, the Company received a notice asserting that its failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2006 had caused a default under the indenture related to the convertible notes, which, if not cured within 60 days, would cause an event of default. For information regarding the subsequent solicitations of consents from the holders of the notes see Note 23 entitled “Subsequent Events” below.

NOTE 12—OTHER CURRENT LIABILITIES

Other current liabilities at December 31, 2006 and 2005 consist of the following:

	December 31,
	2006	2005
		As restated
	(in thousands)
Accrued contract costs	$45,163	$60,332
Loss contract reserve	32,061	—
Accrued payroll and compensation	66,722	59,689
Warranty costs	63,900	76,719
Accrued other taxes	13,469	31,165
Other	50,085	63,463
	$271,400	$291,368

Other current liabilities primarily consist of accrued contract costs, which relate to purchases of inventory, installation services and other testing and consulting work performed by outside vendors for which the Company has not yet received invoices, loss contract reserve costs, which relate to estimated loss on contract, accrued payroll and compensation costs, which relate to wages, bonuses, and commissions earned but not yet paid; warranty costs, which are estimated costs of equipment replacement and repair and accrued other taxes, which represent primarily value added and sales taxes payable.

NOTE 13—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

Warranty obligations are as follows (in thousands):

Balance at January 1, 2004	$26,267
Accruals for warranties issued during the period	53,777
Warranty obligations assumed upon acquisition	6,964
Settlements made during the period	(40,412)
Balance at December 31, 2004	$46,596
Accruals for warranties issued during the period	70,583
Settlements made during the period	(40,460)
Balance at December 31, 2005	$76,719
Accruals for warranties issued during the period	38,148
Settlements made during the period	(50,967)
Balance at December 31, 2006	$63,900

During 2005, the Company recorded a special warranty charge for equipment sold to Softbank during 2003 and 2004. Since the agreement to repair these parts exceeded the Company’s normal warranty terms, the Company recorded additional special warranty charges of $11.7 million for certain asynchronous digital subscriber line (“ADSL”) products, $4.0 million primarily related to NetRing equipment and $14.9 million for GEPON equipment. All of these products are in the Broadband Infrastructure segment. During 2006, the Company recorded an additional warranty charge of $5.6 million, consisting of $2.9 million for the

NetRing equipment and $2.7 million for the GEPON equipment sold to Softbank, based on the results of the Company’s analysis of warranty costs incurred, and revised estimates of the remaining liability.

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

NOTE 14—PROVISION FOR INCOME TAXES

United States and foreign income (loss) before income taxes and minority interest were as follows for the years indicated below:

	Year Ended December 31,
	2006	2005	2004
		As restated	As restated
	(in thousands)
United States	$(177,762)	$(169,934)	$(24,538)
Foreign	43,835	(226,859)	54,810
	$(133,927)	$(396,793)	$30,272

The components of income tax (benefit) are as follows for the years indicated below:

	Year Ended December 31,
	2006	2005	2004
		As restated	As restated
	(in thousands)
Current
Federal	$—	$35,929	$(18,267)
State/other	7	3,296	(2,099)
Foreign	(13,808)	(92,146)	127,321
Total current	(13,801)	(52,921)	106,955
Deferred
Federal	—	36,791	(4,157)
State	—	5,305	(1,055)
Foreign	(1,223)	147,369	(122,035)
Total deferred	(1,223)	189,465	(127,247)
Total	$(15,024)	$136,544	$(20,292)

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company’s expected realization of these assets is dependent on future taxable income and its ability to use foreign tax credit carryforwards and carrybacks. Changes to the Company’s income tax provision or in the valuation of the deferred tax assets and liabilities may affect the annual effective income tax rate.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company reversed a $91.7 million current deferred tax asset in the second quarter of 2005 in relation to $217.5 million of deferred revenue recorded under customer advances pertaining to several agreements entered into with Japan

Telecom Co., Ltd in 2004. The Company has delivered and received final acceptance for all equipment contemplated under those agreements in 2005 and, therefore, the $91.7 million current deferred tax asset recorded in 2004 was reversed with a corresponding increase in the deferred tax provision.

A summary of the components of net deferred tax assets is as follows for the years indicated below:

	Year Ended December 31,
	2006	2005
		(As restated)
	(in thousands)
Deferred Tax Assets
Allowances and reserves	$63,676	$52,227
Deferred revenue and customer advances, net	20,782	24,190
Net operating loss carryforward	64,047	46,858
Tax credit carryforwards	46,593	35,811
Writedown/amortization of intangible assets/goodwill	61,581	59,643
Fixed assets	10,784	7,501
Demo equipment income	8,788	7,547
Accrued warranties	14,982	16,172
Other	8,117	8,267
Total deferred tax assets	299,350	258,216
Deferred Tax Liabilities
Prepaid expense	(2,980)	(2,474)
Deferred taxes on unremitted earnings of subsidiaries	(43,943)	0
Other	(8,400)	(4,647)
Total deferred tax liabilities	(55,323)	(7,121)
Total deferred tax assets	244,027	251,095
Less: valuation allowance	(235,564)	(244,204)
Total net deferred tax assets	$8,463	$6,891

Under APB 23 “Accounting for Income Taxes—Special Areas,” deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings could be deemed to be permanently reinvested outside the United States. Prior to 2006, the Company had not provided for U.S. tax on any foreign unremitted earnings because the Company did not intend to repatriate such earnings. In 2006, due to recent developments in its business, the Company determined that earnings from certain subsidiaries were not permanently reinvested outside the United States. Accordingly, the Company has recorded a U.S. deferred income tax liability of $43.9 million on foreign earnings of $206.5 million that it considers to not be permanently reinvested outside the United States.

As of December 31, 2006, the Company has undistributed earnings of approximately $69.5 million from investments in foreign subsidiaries that are considered permanently reinvested. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

As of December 31, 2006, U.S. federal net operating loss carryforwards were $102.7 million and expire in 2025 and 2026. As of December 31, 2006, state net operating loss carryforwards were $87.7 million and expire in varying amounts between 2012 and 2026. Management has concluded that these federal and state net operating losses did not meet the more likely than not standard contained in SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) and has therefore placed a $41.1 million valuation allowance against the related deferred tax assets. In the event the tax benefits related to the valuation allowance are realized, an immaterial amount would be credited to paid-in capital. As of December 31, 2006, the Company also had net operating loss carryforwards (“NOLs”) in China of approximately $75.3 million. The China net operating loss carryforwards will expire in varying amounts between 2010 and 2011. Management has also concluded that these China net operating losses did not meet the more likely than not standard contained in SFAS 109 and has therefore placed a $13.4 million valuation allowance against the related deferred tax assets. As of December 31, 2006, the Company had NOLs in countries other than the U.S. and China. These NOLs are approximately $54.4 million. The majority of the NOLs do not expire and can be carried forward indefinitely. However, management concluded these losses did not meet the more likely than not standard contained in SFAS 109 and has therefore placed a valuation allowance of $9.5 million against the related deferred tax assets.

As of December 31, 2006, the Company has U.S. alternative minimum tax credit carryforwards of $1.0 million which have an indefinite life. It also has U.S. research & development credit carryforwards of $13.0 million, $11.8 million of which expire in varying amounts between 2010 and 2026, and $1.2 million of which have an indefinite life. The Company has U.S. foreign tax credits of $30.4 million which expire in varying amounts between 2012 and 2016. Management has concluded that these U.S. tax credit carryforwards did not meet the more likely than not standard contained in SFAS 109 and has therefore placed a $44.4 million valuation allowance against the related deferred tax assets. As of December 31, 2006, the Company has foreign research & development credit carryforwards of $2.2 million which expire in varying amounts between 2013 and 2016.

In 2005, the Company has impaired a significant amount of goodwill and intangible assets. As a result of this impairment, it has recorded a $59.6 million deferred tax asset for the difference between the book bases and tax bases of the impaired assets in 2005.

The Company’s Chinese subsidiaries were granted tax holidays, which started to phase out in 1999. Income tax exemption for two of the Company’s subsidiaries ended December 31, 2004. The net impact of these tax holidays was to decrease tax expense by approximately $16.2 million and $38.0 million for the years ended December 31, 2004 and 2003, respectively.

The difference between the Company’s tax expense (benefit) and the tax based upon federal statutory rate is reconciled below:

	Year Ended December 31,
	2006	2005	2004
		As restated	As restated
	(in thousands)
Federal tax expense (benefit) at statutory rate	$(46,874)	$(138,878)	$10,595
State taxes expense (benefit), net of federal income tax benefit	(6,818)	(5,140)	(736)
Tax benefit of convertible debentures	(6,396)	(15,395)	(7,905)
Nondeductible goodwill impairment	—	12,873	—
Stock compensation expense	3,577	—	—
Effect of differences in foreign tax rates	18,133	47,101	2,813
Tax on unremitted earnings of subsidiaries	43,943	—	—
Settlement of tax audit in China	(28,976)	—	—
Effect of tax rate changes on deferred taxes	—	11,874	(30,549)
Change in deferred tax valuation allowance	13,918	237,307	4,572
Tax credits	(6,466)	(16,259)	(5,076)
Other	935	3,061	5,994
Total tax expense (benefit)	$(15,024)	$136,544	$(20,292)

In 2006, the tax on unremitted earnings of $43.9 million is attributable to recording U.S. deferred income taxes on foreign earnings of $206.5 million that the Company considers to not be permanently reinvested outside the United States.

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to our operations as well as the amount and jurisdiction of future taxable income. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. As of September 30, 2005, the Company did not believe it was more likely than not that it would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets in China and the United States. As a result of the review undertaken at September 30, 2005, the Company concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets in China and the United States wherein the cumulative losses weigh heavily in the overall assessment.

In 2006, the change in deferred tax valuation allowance of $13.9 million is primarily attributable to the tax expense related to continuing to provide a full valuation allowance on our net deferred tax assets at December 31, 2006 in the United States and China.

In 2005, the change in deferred tax valuation allowance of $237.3 million is primarily attributable to the tax expense related to providing a full valuation allowance on the Company’s net deferred tax assets at December 31, 2005 in the United States and China. The $11.9 million increase in tax expense is due to the revaluation of deferred tax assets recorded in 2005 because of statutory rate changes for certain of the Company’s subsidiaries in China.

In 2006, the Company recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. (“HUTS”) and Hangzhou UTStarcom Telecom Co., Ltd (“HSTC”), two of its subsidiaries in China and the acceptance of its tax holiday for HSTC.

The Company’s income tax returns for 2003 through 2005 are currently under audit by the Internal Revenue Service. The Company is also under audit by the taxing authorities in China on a recurring basis. The Company provides tax reserves for federal, state and international exposures relating to audit results, tax planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a critical estimate. Although the outcome of these tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made as a result of these reviews. If actual outcomes differ materially from these estimates, they could have a material impact on the Company’s results of operations.

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

Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which are generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), the Company’s active subsidiaries in China, because these entities may qualify as accredited technologically advanced enterprises.

CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises. For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years. Significant regulations regarding the interpretation and implementation of the new tax law are still pending. There is potential risk that the Company’s subsidiaries may not qualify for the reduced 15% tax rate. Therefore, the new law may have an adverse impact on its future tax expense in China.

NOTE 15—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Option Plans

2006 Equity Incentive Plan:

The 2006 Equity Incentive Plan (“2006 Plan”) was implemented on July 21, 2006 after being adopted by the Board of Directors on June 6, 2006 and approved by the Company’s stockholders on July 21, 2006. The 2006 Plan replaces the 1997 Plan, the 2001 Plan, and the 2003 Plan (collectively, the “Prior Plans”) and no further awards will be granted pursuant to the Prior Plans. The 2006 Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) and other stock or cash awards (“Award,” collectively, “Awards”). Those who are eligible for Awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates.

The maximum aggregate number of shares that may be awarded and sold under the 2006 Plan is 4,500,000 shares plus (i) any shares that have been reserved but remain unissued under the Prior Plans as of July 21, 2006, and (ii) any shares subject to stock options or similar awards granted under the Prior Plans that expire or become exercisable without having been exercised in full and shares issued pursuant to awards granted under the Prior Plans that are forfeited to or repurchased by the Company. As of December 31, 2006, the number of shares transferred from the Prior Plans to the 2006 plan totaled 6,800,545. As of December 31, 2006, options to purchase 62,650 shares of common stock were outstanding under the 2006 Plan.

The Board of Directors or the Compensation Committee of the Board (“Compensation Committee”)administers the 2006 Plan (“Administrator”). Subject to the terms of the 2006 Plan, the Administrator has the sole discretion to select the employees, consultants, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the 2006 Plan and outstanding Awards. Options granted under the 2006 Plan generally vest and become exercisable over four years.

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

Prior Plans—The 1997 Stock Plan, 2001 Director Option Plan, and 2003 Non-Statutory Stock Option Plan:

The 1997 Stock Plan

Prior to the implementation of the 2006 Plan on July 21, 2006, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of common stock and stock purchase rights under the 1997 Stock Plan (“1997 Plan”). On January 31, 1997, the Board of Directors adopted, and the Company’s stockholders approved, the 1997 Plan. In December 1999, the Board of Directors amended the 1997 Plan, which the Company’s stockholders approved in February 2000. The 1997 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2006, there were options to purchase 18,290,317 shares of common stock outstanding under the 1997 Plan.

Options granted under the 1997 Plan prior to July 21, 2006 were either ISOs intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options (“NSOs”), which did not so qualify. The Compensation Committee oversaw the selection of eligible persons for option grants and determined the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options would be ISOs or NSOs. The exercise price of ISOs granted under the 1997 Plan could not be less than 100% of the fair market value of common stock on the grant date (or at least 110% of such fair market value for an ISO granted to a stockholder with greater than 10% voting power of the Company’s stock), while the exercise price of NSOs could be determined by the Compensation Committee in its discretion. Options granted under the 1997 Plan were generally not transferable during the life of the optionee.

Under the 1997 Plan, options vest and become exercisable as determined by the Compensation Committee, generally over four years. Options may generally be exercised at any time after they vest and before their expiration date as determined by the Compensation Committee. However, no option may be exercised more than ten years after the grant date (or five years for ISOs granted to a stockholder with greater than 10% voting power of the Common Stock). Options will generally terminate (i) 12 months after the death or permanent disability of an optionee and (ii) there months after termination of employment for any other reason. The aggregate fair market value of the shares of common stock represented by ISOs that become exercisable in any calendar year by any one option holder may not exceed $100,000. Options in excess of this limit are treated as NSOs.

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

In the event the Company is merged with or into another corporation, or all or substantially all of the Company’s assets are sold, each outstanding option and stock purchase rights will be assumed or an equivalent option or stock purchase right will be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option or stock purchase right, the option or right will automatically vest and become exercisable in full for a period of at least fifteen days, after which time the option or right will terminate.

2001 Director Option Plan:

Prior to the implementation of the 2006 Plan on July 21, 2006, those directors who were not employees of the Company (“Outside Directors”) were eligible to receive options to purchase shares of common stock under the 2001 Director Option Plan (“2001 Plan”). The 2001 Plan was adopted by the Board of Directors on March 2, 2001 and was approved by the Company’s stockholders in May 2001. In July 2001, the Board of Directors amended the 2001 Plan. The 2001 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2006, there were options to purchase 360,000 shares of common stock outstanding under the 2001 Plan. The Compensation Committee has been the administrator of the 2001 Plan.

Under the terms of the 2001 Plan, each Outside Director was automatically granted an option to purchase eighty thousand shares of common stock (“First Option”) on the date on which such person first became an Outside Director (“Anniversary Date”). A director who was an employee of the Company and ceased employment with the Company to become an Outside Director could receive an option to purchase twenty thousand shares of common stock (a “Subsequent Option”) at the Company’s first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided that he or she was serving as an Outside Director on each such date. As such time as each Outside Director’s First Option was fully vested, each Outside Director was automatically granted a Subsequent Option on the Anniversary Date of each year provided that he or she was then an Outside Director.

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

The 2003 Nonstatutory Stock Option Plan:

Prior to the implementation of the 2006 Plan on July 21, 2006, directors, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of the Company’s common stock under the 2003 Nonstatutory Stock Option Plan (“2003 Plan”). The 2003 Plan was adopted by the Board of Directors on April 15, 2003. Only nonstatutory stock options, which would not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, could be granted under the 2003 Plan. The 2003 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2006, options to purchase 909,310 shares of common stock were outstanding under the 2003 Plan.

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

Stock Award and Stock Option Activity

A summary of activity under all Plans follows:

		Number
	Shares Available	of shares	Weighted average
	for Grant	outstanding	exercise price
Options Outstanding, January 1, 2004	4,462,903	14,617,129	$18.97
Options Authorized in 2004	4,178,874	—
Options Granted	(5,875,197)	5,875,197	$27.48
Options Exercised	—	(1,191,877)	$15.54
Options Forfeited or Expired	811,503	(811,503)	$24.75
Options Outstanding, December 31, 2004	3,578,083	18,488,946	$21.62
Options Authorized in 2005	4,590,555	—
Options Granted	(5,605,623)	5,605,623	$9.08
Options Exercised	—	(348,450)	$3.42
Options Forfeited or Expired	3,782,752	(3,838,109)	$21.96
Options Outstanding, December 31, 2005	6,345,767	19,908,010	$18.34
Options Authorized in 2006	4,900,000
Options Granted	(5,430,957)	5,430,957	$6.14
Options Exercised		(281,077)	$1.39
Options Forfeited or Expired	5,424,040	(5,424,040)	$19.04
Options Outstanding, December 31, 2006	11,238,850	19,633,850	$15.01

The Company granted restricted stock awards to its employees under the 2006 and 1997 Plans. Such awards generally vest over a period of one to four years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. The grant of restricted stock awards is deducted from the shares available for grant under the Company’s stock option plan. Nonvested restricted stock as of December 31, 2006 and changes during the year ended December 31, 2006 is summarized below:

	Shares	Weighted average grant date fair value
Restricted shares granted under 2006 and 1997 Plans
Nonvested at December 31, 2005	150,000	$8.15
Granted	174,884	7.69
Vested	(72,442)	7.81
Forfeited	—	—
Nonvested at December 31, 2006	252,442	$7.93
Restricted stock related to a 2002 acquisition included in issued and outstanding	282,878	$17.50
Total nonvested at December 31, 2006	535,320	$12.99

During the year ended December 31, 2005, the Company granted 150,000 shares of restricted stock with a weighted average grant date fair value of $8.15, all of which was nonvested as of December 31, 2005. The shares of restricted stock are subject to the Company’s right of repurchase, which lapse over a period of one to four years. Repurchased shares are recorded as treasury stock on an average cost basis. During the year ended December 31, 2006, 174,844 shares of restricted stock subject to such repurchase right of the Company were purchased by employees and directors. The total intrinsic value of restricted stock vested during the year ended December 31, 2006 was $0.6 million. The Company also granted rights to purchase 301,133 shares of restricted stock to executive officers of the Company which were allowed to lapse unexercised in March 2006. In their place, in February 2007, the Compensation Committee of the Board of Directors of the Company determined that certain executive officers, based on their level of performance during the Company’s 2006 fiscal year, are eligible to receive 203,000 shares of common stock in the aggregate. The Committee’s determination is subject to compliance with applicable law, and the Committee will approve the issuance of the Performance Stock at a later date The Performance Stock is included in the Company’s computation of stock-based compensation expense for the year ended December 31, 2006.

In connection with the October 2002 acquisition of Shanghai Yi Yun Telecom Technology Co. Ltd. (“Shanghai Yi Yun”), the Company issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of the Company’s subsidiaries. Such shares of restricted stock cliff vests over five years through 2007, with accelerated vesting upon the achievement of specified milestones. The Company has treated these 514,290 shares of restricted stock as deferred compensation. During 2003, 226,302 of these shares vested upon achievement of specified milestones. As of December 31, 2006, 5,110 shares have been forfeited resulting in 282,878 remaining shares outstanding. No further vesting has occurred through December 31, 2006.

Information regarding the stock options outstanding at December 31, 2006, is summarized below:

		Options Outstanding				Options Exercisable
					Weighted
		Outstanding	Weighted		average	Exercisable	Weighted
		at	average		remaining	at	average
Range of		December 31,	exercise	Intrinsic	contractual	December 31,	exercise	Intrinsic
exercise price		2006	price	value	life	2006	price	value
				(in thousands)	(in years)			(in thousands)
$0.06	$4.50	775,586	$3.78	$3,855	2.2	775,586	$3.78	$3,855
4.71	6.25	4,134,317	6.24	10,361	9.2	4,126	5.54	13
6.31	7.50	2,106,843	6.63	4,457	8.9	494,268	6.63	1,043
7.52	11.07	2,631,672	9.95	434	8.0	1,243,186	9.86	212
11.11	16.34	2,118,907	14.20	—	4.9	1,965,685	14.20	—
16.54	20.25	3,019,698	19.25	—	6.0	2,717,237	19.41	—
20.48	26.34	2,637,358	25.32	—	6.7	2,595,394	25.37	—
26.34	37.46	2,041,149	31.25	—	6.7	2,040,774	31.25	—
37.49	43.02	118,320	40.13	—	6.6	118,320	40.13	—
45.21	45.21	50,000	45.21	—	6.6	50,000	45.21	—
$ 0.06	$45.21	19,633,850	15.01	$19,107	7.2	12,004,576	$19.64	$5,123
Options exercisable and expected to vest December 31, 2006		18,787,739	$15.35	$17,536

The intrinsic value represents the total pre-tax intrinsic value and is calculated as the difference between the market value as reported by NASDAQ on December 31, 2006 of $8.75 and the exercise price of the in-the-money shares. During the years ended December 31, 2006, 2005 and 2004, the total pre-tax intrinsic value of options exercised was $0.5 million, $0.8 million and $18.6 million, respectively, determined as of the date of the exercise. The weighted average remaining contractual life of options exercisable was 6.0 years, and the weighted average remaining contractual life of options expected to vest was 8.9 years as of December 31, 2006.

2000 Employee Stock Purchase Plan:

In February 2000, the Company’s stockholders approved the 2000 Employee Stock Purchase Plan (“ESPP”). The purchase plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

The Company had reserved 1,914,934 shares of common stock for sale under the stock purchase plan at December 31, 2006. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 2.0 million shares, or 2% of the outstanding shares of the Company’s common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan is administered by the Board or a committee appointed by the Board.

The stock purchase plan is implemented by concurrent offering periods, the duration of which may not exceed 24 months. An offering period may contain up to four interim purchase periods. Shares purchased under the stock purchase plan will be held in separate accounts for each participant. The first offering period began in March 2000 and ended on the last trading day before April 30, 2002. During 2006, no purchases were made on the scheduled purchase dates in May and November as the Company suspended participation in the ESPP prior to the scheduled purchase dates as a result of the Company not being current with its SEC filings on Form 10-K for the year ended December 31, 2005 and quarterly report on Form 10-Q for the quarter ended September 30, 2006, respectively. As of December 31, 2006, the offering periods that commenced on November 1, 2005 and June 29, 2006 are currently under suspension and employees who remain participants in their respective offering periods will resume participation once the suspension is lifted.

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

Stock-Based Compensation

SFAS 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Company has used the Black-Scholes option pricing model (“Black-Scholes model”) method of valuation for share-based awards granted prior to December 31, 2005, and has continued to use the Black-Scholes model for subsequent share-based payment awards. The Black-Scholes model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. The Company uses historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility. The Company estimates an expected term of options granted based upon the Company’s historical exercise and cancellation data for vested options. In addition, separate groups of employees that have similar exercise behavior are considered separately. The expected term of employee stock purchase plan shares is the average of the remaining purchase periods under each offering period. The Company bases the risk free interest rate used in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. Prior to January 1, 2006, stock-based payment awards were amortized on an accelerated basis by treating each vested tranche as a separate stock option grant (graded vesting). Upon adoption of SFAS 123(R) on January 1, 2006 all stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The fair value of share based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions:

	Year ended December 31,
Stock Options:	2006	2005	2004
Expected term in years	4.0	4.0	3.0
Weighted average risk-free interest rate	4.66%	4.01%	2.78%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	57%	61%	56%

	Year ended December 31,
ESPP Shares:	2006	2005	2004
Expected term in years	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Weighted average risk-free interest rate	4.42%	2.69%	1.15%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	63%	52%	47%

On December 31, 2004, a sub-committee of the Company’s Board of Directors (the “Board”) approved an immediate and full acceleration of vesting of all stock options outstanding under the Company’s 1997 Stock Option Plan with a per share exercise price greater than $22.15 (the “Acceleration”). The Company amended all relevant option agreements to reflect the Acceleration. The Company adopted the Acceleration in anticipation of the impact of SFAS 123(R). As a result of the Acceleration, options to purchase approximately 6.4 million shares of the Company’s common stock became immediately exercisable as of December 31, 2004. The Acceleration had the effect of decreasing 2004 pro forma net income by approximately $33 million. The Acceleration had no impact on the financial statements as of and for the year ended December 31, 2004. The estimated aggregate SFAS 123(R) expense that was eliminated as a result of the Acceleration of the vesting of these options was approximately $35 million, assuming no material change in employee retention behavior.

At December 31, 2006, there was $29.9 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock, which is expected to be recognized over a weighted-average period of 2.6 years. The weighted average fair value of options granted under the stock option plans during the years ended December 31, 2006, 2005 and 2004 was $3.07, $4.25 and $10.52 per share, respectively.

The total stock-based compensation cost recognized for the year ended December 31, 2006 was as follows:

Year Ended
December 31,
2006
(in thousands)
Stock-based compensation expense by type of award:
Employee stock options	$14,108
Employee stock purchase plan	712
Restricted stock	4,165
Forfeitures related to disposal of a component of a business	(2,393)
Tax effect	—
Total	$16,592

Stock-based compensation expense for the year ended December 31, 2006 was reduced by $2.4 million related to options forfeited in connection with the disposal of the Company’s semiconductor design operations discussed in Note 5. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006 were approximately $10.3 million lower than if it had continued to account for stock incentive compensation under the intrinsic value method. Had the Company continued to use the intrinsic value method, the effect on basic and diluted earnings per share would have been an increase of approximately $0.09 per share.

NOTE 16—401(K) PLAN

On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan (“401(k) Plan”), a cash-or-deferred arrangement, which covers the Company’s eligible employees who have attained the age of 21. The 401(k) Plan is intended to qualify under Sections 401(a), 401(m) and 401(k) of the Internal Revenue Code of 1986, as amended (“Code”), and the 401(k) Plan trust is intended to qualify under Section 501(a) of the Code. All contributions to the 401(k) Plan by eligible employees or by the Company, and the investment earnings thereon, are not taxable to such employees until withdrawn, and any contributions the Company may make are expected to be deductible by the Company. The Company’s eligible employees may elect to reduce their current eligible compensation by one percent (1%) up to one hundred percent (100%), subject to the maximum statutorily prescribed annual limit of $15,000 for participants under age 50 and $20,000 for participants age 50 and over for the year ended December 31, 2006, and to have such salary reductions contributed on their behalf to the 401(k) Plan. The 401(k) Plan permits, but does not require, the Company to make matching contributions on behalf of all eligible employees who make salary reduction contributions to the 401(k) Plan. Commencing with the plan year beginning January 1, 2001, the Company elected to begin making matching contributions on behalf of qualified employees who participate in the 401(k) Plan. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 for the 2006 and 2005 plan years. The Company’s matching contributions are subject to a five-year vesting schedule based upon longevity of employee service with the Company. Matching contributions were $2.7 million, $3.2 million, and $2.7 million for 2006, 2005, and 2004, respectively.

NOTE 17—COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013. In addition, the Company has entered into non-cancelable capital leases having expiration dates through 2011. The minimum future lease payments under the leases at December 31, 2006 were as follows:

	Capital	Operating
Years ending December 31:	(in thousands)
2007	$286	$15,340
2008	286	10,833
2009	247	7,932
2010	57	2,430
2011 and after	47	1,665
Total minimum lease payments	$923	$38,200
Less: amount representing interest	(114)
Present value of minimun payments	809
Less: current portion of capital lease obligations	(248)
Capital lease obligations, non-current	561

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $21.3 million, $22.5 million, and $17.3 million, respectively.

Contractual obligations and commercial commitments:

As of December 31, 2006 the Company’s obligations under contractual obligations and commercial commitments were as follows:

	Payments Due by Period
		Less than	1-3
	Total	1 year	years
	(in thousands)
Bank loans	$102,510	$102,510	$—
Convertible subordinated notes	$274,600	$—	$274,600
Interest payable on debt	$35,216	$30,239	$4,977
Letters of credit	$56,569	$40,100	$16,469
Long-term purchase obligations	$3,777	$—	$3,777

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

Long-term purchase obligations

At December 31, 2006, long-term purchase obligations include non-cancelable agreements to purchase components, primarily in connection with last time buy agreements. As of December 31, 2006, total commitments under these agreements were approximately $3.8 million. Additionally, in connection with the sale of assets to Marvell, the Company has agreed to purchase from Marvell certain chipsets that will be included in the Company’s PAS handsets through 2011. These chipsets will be included in certain handset products designed and manufactured by the Company.

Investment commitments:

As of December 31, 2006, the Company had invested a total of $2.6 million in Global Asia Partners L.P., a fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company had a commitment to invest up to a maximum of $5.0 million, but as the result of a reorganization of capital contributions by the partners, reached in April 2005, the Company’s capital contribution of $0.6 million in April 2005 was the final capital contribution to be made. In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions.

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

NOTE 18—OPERATING RISKS

Financial Risks:

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts and notes receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $523.7 million and $523.8 million of the Company’s cash and short-term investments were on deposit in foreign accounts at December 31, 2006 and 2005, respectively. The Company invests excess cash in highly liquid investments with original maturities of twelve months or less, such as certificates of deposit, government sponsored entities notes, commercial paper, floating rate corporate bonds, fixed income corporate bonds, and money market funds, which the Company believes have limited exposure to risk.

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

At December 31, 2006 Jiangsu province had an accounts receivable balance of approximately 11% of the total accounts receivable for the Company. At December 31, 2005, Softbank had a balance of approximately 16% of the Company total balance of accounts receivable. At December 31, 2004, Hebei province had an account receivable balance of approximately 15% of the Company total accounts receivable balance.

The following customers accounted for 10% or more of the Company’s net revenues:

	For the year ended December 31,
	2006	2005	2004
Verizon	14%	12%	—
T-Mobile	11%	—	—
Softbank	—	14%	—
Guangdong	—	—	13%
Jiangsu	—	—	10%

Approximately 23%, 22%, and 72% of the Company’s net sales during 2006, 2005, and 2004, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $170.4 million and $268.8 million, respectively, as of December 31, 2006 and 2005. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

Approximately 32%, 30%, and 79% of the Company’s sales for the year ended December 31, 2006, 2005, and 2004, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

Approximately 5%, 17%, and 6% of the Company’s sales for the year ended December 31, 2006, 2005, and 2004, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan’s economy may influence the Company’s business, financial condition and results of operations.

NOTE 19—SEGMENT REPORTING

From the inception through 2003 the Company managed its business as a single reportable segment. During 2004, the Company continued to expand its focus on markets and operations outside of China. Effective with the fourth quarter of 2004, it was determined that the Company’s chief operating decision makers, in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” were evaluating performance, making operating decisions and allocating resources based on two operating segments, (i) China and (ii) all other regions referred to as International (“International”).

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

Effective in the first quarter of 2005, the Company elected to reorganize its business based principally upon product family and realigned its business into five operating units, (i) Broadband Infrastructure, (ii) Wireless Infrastructure, (iii) Personal Communications Division (“PCD”) (iv) Handsets, and (v) Services. The Company announced that effective July 1, 2006, a newly created operating unit; Network Solutions would begin offering products and services through the combination of the Broadband Infrastructure and the Wireless Infrastructure reporting segments. Each reporting segment and operating unit is responsible for managing its own performance.

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

Summarized below are the Company’s segment sales and gross profit for the years ended December 31, 2006, 2005 and 2004 based on the current reporting segment structure:

	Years Ended December 31,
	2006	% of net sales	2005	% of net sales	2004	% of net sales
			(As restated)		(As restated)
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$219,557	9%	$507,978	18%	$232,442	9%
Wireless Infrastructure	427,400	17%	436,016	15%	1,268,850	49%
Network Solutions	646,957	26%	943,994	33%	1,501,292	58%
PCD	1,339,496	55%	1,369,324	48%	277,410	11%
Handsets	395,812	16%	473,472	16%	749,073	29%
Services	76,596	3%	84,320	3%	51,640	2%
	$2,458,861	100%	$2,871,110	100%	$2,579,415	100%

	Years Ended December 31,
	2006	Gross profit %	2005	Gross Profit %	2004	Gross profit %
			(As restated)		(As restated)
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$(3,019)	-1%	$157,890	31%	$45,585	20%
Wireless Infrastructure	206,193	48%	121,077	28%	364,028	29%
Network Solutions	203,174	31%	278,967	30%	409,613	27%
PCD	39,932	3%	52,812	4%	11,866	4%
Handsets	118,459	30%	58,166	12%	131,708	18%
Services	24,179	32%	45,891	54%	16,345	32%
	$385,744	16%	$435,836	15%	$569,532	22%

Assets by segment are as follows:

	December 31,
	2006	2005
	(in thousands)
Long-lived assets
Broadband Infrastructure	$43,157	$47,480
Wireless Infrastructure	79,691	87,673
Network Solutions	122,848	135,153
PCD	2,377	1,512
Handsets	43,596	47,963
Services	44,334	48,775
	$213,155	$233,403

	December 31,
	2006	2005
		(As restated)
	(in thousands)
Total assets
Broadband Infrastructure	$438,190	$473,181
Wireless Infrastructure	909,450	1,015,699
Network Solutions	1,347,640	1,488,880
PCD	414,295	420,191
Handsets	505,693	546,910
Services	106,322	95,350
	$2,373,950	$2,551,331

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical areas are as follows:

	Years ended December 31,
		% of net		% of net		% of net
	2006	sales	2005	sales	2004	sales
			(As restated)		(As restated)
	(in thousands)
United States	$1,351,839	55%	$1,332,213	46%	$341,517	13%
China	785,525	32%	870,612	30%	2,028,194	79%
Japan	136,877	6%	479,114	17%	156,416	6%
Other	184,620	7%	189,171	7%	53,288	2%
Total net sales	$2,458,861	100%	$2,871,110	100%	$2,579,415	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	December 31,
	2006	2005
	(in thousands)
U.S.	$14,354	$16,676
China	191,517	204,630
Other	7,284	12,097
Total long-lived assets	$213,155	$233,403

NOTE 20—TRANSACTIONS WITH RELATED PARTIES AND CERTAIN INVESTEES

Softbank

The Company recognized revenue of $130.8 million, $475.3 million and $143.7 million during the years ended December 31, 2006, 2005 and 2004, respectively, with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. (“Softbank”), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” In 2006, the Company determined that certain sales to third party resellers are, in substance, sales to Softbank and therefore, the Company has included these amounts in related party sales. Prior year amounts have been reclassified to conform to the current period presentation. The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as its multi-service optical transport product (“NetRing™”). In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. Included in revenue for the year ended December 31, 2006 is a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless products.

Included in accounts receivable at December 31, 2006 and December 31, 2005 were $29.9 million and $83.4 million, respectively, related to these transactions. During 2006 and 2005, sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. There was $11.5 million and $19.6 million included in long term deferred revenue with respect to these agreements at December 31, 2006 and 2005, respectively. Additionally, there was $11.6 million and $8.0 million included in current deferred revenue at December 31, 2006 and 2005, respectively. As of December 31, 2005, $5.4 million was included in customer advances related to other Softbank agreements.

During August 2004, the Company entered into several agreements with Japan Telecom Co., Ltd (“JT”), a wholly owned subsidiary of Softbank. These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. The Company determined that the service activities revenue should be recorded net of expected promotional spending.

Because the Company had not provided these activities in the past and could not estimate the fair value of these services, the Company determined under the guidance of SAB 104 that all revenue related to these agreements could not be recognized until all goods and services were delivered. The Company delivered and received final acceptance for all equipment contemplated under these agreements in the quarter ended March 31, 2005.

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

The Company also entered into an agreement with JT during the third quarter of 2004 to supply chassis equipment. The equipment shipped under this agreement is considered linked to the iAN-8000 sale noted above and as such, was also deferred until the completion of the above-mentioned promotional activities. The revenue recognition criteria related to the sale of the iAN- 8000 equipment was satisfied in the first quarter of 2005 and as such, the revenue related to the chassis sale of $66.5 million was reported in the quarter ended March 31, 2005. During the year ended December 31, 2006 and 2005, sales to Softbank included $6.7 million and $280.1 million, respectively, with regards to sales of telecommunications equipment and service sold to JT, and none for 2004.

The Company has invested in Restructuring Fund No.1, a venture capital investment limited partnership established by Softbank. The partnership was dissolved in July 2006 with a total cash distribution of $3.0 million to the Company during 2006. The Company has recorded a gain on investment of $1.4 million and $0.7 million, respectively, for the year ended December 31, 2006 and 2005. The Company recorded an immaterial equity loss for the year ended December 31, 2004.

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company’s loan is subordinated to certain senior lenders of BB Modem, and repayments are payable to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan repaid during the last 16 months of this period. During the year ended 2006, 2005 and 2004, the Company recorded $0.6 million, $1.3 million and 1.3 million, respectively in interest income in respect to this loan. The loan receivable at December 31, 2006 was approximately $1.0 million included in prepaids and other current assets. At December 31, 2005 the loan balance was approximately $9.0 million and was included in other long-term assets. The note receivable was paid in full in January 2007.

As of December 31, 2006, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

Acoustek Int’l Corp.

In 2005 and 2006, the Company received consulting services from Acoustek Int’l Corp. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, the Company’s former Senior Vice President and Chief Technology Officer. Mr. Haung’s employment with the Company terminated on December 31, 2006. The Company paid $0.1 million in each of the years of 2006 and 2005 for consulting services provided by Acoustek.

Audiovox

One of the Company’s officers also serves as a director for Audiovox Corporation (“Audiovox”). During the year ended 2006 and 2005, the Company paid approximately $1.4 million and $0.7 million, respectively, for IT services from Audiovox.

Cellon

In September 2001, the Company invested $2.0 million in Cellon International Holdings Corporation (“Cellon”) and made additional investments of $3.0 million each in April and December 2002. Cellon designs wireless terminals and related technology for handset manufacturers and private distributors. In November 2005, the Company and Cellon entered into an agreement under which the Company received consideration in the form of preferred stock and warrants of Cellon valued at $5.5 million in exchange for the transfer of fixed assets with a net book value of $3.0 million, a facilities lease and a workforce in place consisting of 156 employees. This transaction was completed on May 31, 2006 and a gain on sale of assets of $2.5 million was recorded in other income. As of December 31, 2006, with the additional shares obtained in the purchase transaction, the Company had an 11% ownership interest in Cellon. In the fourth quarter of 2006, the Company’s review of this investment included, but was not limited to, a review of Cellon’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. Based on the deterioration of Cellon’s financial condition, the Company determined that the carrying value of the investment was at an amount above the fair value of the investment, and the decline was other-than temporary. As of December 31, 2006, the Company had recorded a $13.5 million other-than-temporary impairment charge for this investment in other income, net.

In November 2005, the Company entered into a Development Service Agreement with Cellon in which $5.0 million was prepaid in exchange for future product development. Approximately $2.0 million of the prepaid amount was used in year ended December 31, 2006 as payments for design services. The Company may also use the prepayment in satisfaction of royalties Cellon may earn from sales by the Company of products Cellon designs under the Development Services Agreement. This agreement also obligates Cellon to pay the Company a royalty if certain technology shared by the Company to Cellon is used in products developed and sold to customers other than the Company through November 2007. During 2006, no royalty was earned by the Company related to product developed and sold to customers other than the Company. During the fourth quarter of 2006, the Company recorded an operating expense of $3.0 million to write-off this prepayment in connection with the Company’s assessment of the financial condition of Cellon as discussed above. For additional information regarding the Company’s investment in Cellon see Note 23.

Fiberxon

The Company had an outstanding purchase commitment with Fiberxon, in which the Company has a 7% ownership interest, to purchase component parts for optical networking products. In addition, the Company provided a letter of credit for $5.0 million to purchase raw materials for the manufacture of these component parts. This commitment expired during 2005. There was no such commitment arrangement for 2006. Purchases from Fiberxon totaled $2.6 million, $9.7 million and $15.1 million during the years ended December 31, 2006, 2005 and 2004, respectively and the Company had $0.4 million and $0.3 million in accounts payable to Fiberxon at December 31, 2006 and 2005, respectively. For additional information regarding the Company’s investment in Fiberxon see Note 23.

GCT Semiconductor

The Company has an outstanding purchase commitment with GCT Semiconductor, Inc. (“GCT”), in which the Company has a 2% ownership interest, to purchase component parts. Purchases from GCT totaled $6.3 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively. The Company had $1.1 million in accounts payable to GCT at both December 31, 2006 and 2005.

Global Asia Partners L.P.

Global Asia Partners L.P. is a venture capital fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The general partner of this fund was also a sales agent of the Company until the third quarter 2006. Between June 2002 and April 2005, the Company invested a total of $2.6 million in the fund. As of December 31, 2006 the Company owned 49% of the fund’s outstanding partnership units. The Company had a commitment to invest up to a maximum of $5.0 million, but as the result of a reorganization of capital contributions by the partners, reached in April 2005, the Company’s capital contribution of $0.6 million in April 2005 was the final capital contribution to be made. In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to us as future distributions. For additional information regarding the Company’s investment in Global Asia Partners L.P. see Note 23.

Matsushita Joint Venture

In July 2002, the Company entered into a joint venture agreement with Matsushita Communication Industrial Co., Ltd. to jointly design and develop, manufacture and sell telecommunication products. The Company had a 49% ownership interest in the joint venture company. The Company performed engineering services for the joint venture for approximately $2.8 million which was recognized as revenue during 2005. As of December 31, 2005, the Company had a receivable of $0.1 million. In December 2005, the partners agreed to dissolve the joint venture and the dissolution was completed during 2006.

MDC Holding, Ltd.

The Company had an outstanding accounts receivable balance with MDC Holding, Inc. (“MDC”) related to a PAS system purchase of $1.3 million at December 31, 2006. There was no accounts receivable balance at December 31, 2005. Certain employees of the Company were shareholders of MDC as of December 31, 2006. MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

ORG, Inc.

The Company has a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc. The Company had sales of $1.6 million and $0.5 million to ORG, Inc. during 2006 and 2005, respectively. The Company had accounts receivable of $1.0 million and $0.2 million from ORG, Inc. as of December 31, 2006 and 2005, respectively. There was no deferred revenue at December 31, 2006 and there was $0.1 million in deferred revenue at December 31, 2005.

Starcom Products, Inc.

The Company obtains engineering consulting and employee placement services from Starcom Products, Inc. (“Starcom”), which is 31% owned by an individual related to one of the Company’s former officers who was also a member of the Company’s Board of Directors. The Company paid less than $0.1 million in 2006, $0.7 million in 2005 and $1.1 million in 2004 for engineering consulting and employee placement services provided by Starcom.

Xalted Networks

In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks (“Xalted”). In March 2006 the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings, in which the Company has a 11% ownership interest. The Company received purchase orders from Xalted Networks totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by the Company to other customers. The Company charges a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process had not been completed.

NOTE 21—RESTRUCTURING COSTS

In the second quarter of fiscal 2005, the Company announced and initiated a restructuring plan to rationalize cost structure in response to the decline in demand for certain products. In addition, the restructuring plan was designed to allow the Company to reduce operating costs for each product line. The primary goal of these improvements was to lower the cost structure for the Company.

In 2005 the Company incurred $35.3 million in expenses in relation to the restructuring plan actions, primarily consisting of (i) $15.2 million related to severance payments (ii) $14.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products, which are included in operating expenses and (iii) $5.6 million in inventory write-off associated with discontinued products. Included in severance is a $1.8 million non-cash reversal of a housing allowance accrual in China. Restructuring expense related to the inventory write-off is included in cost of sales in the consolidated statements of operations. As a result of these actions, approximately 1,595 employees were terminated or placed in the workforce reduction programs during fiscal 2005. As of December 31, 2005, headcount reductions from this plan were completed.

For the year ended December 31, 2006, the Company recorded a reduction of $1.1 million to the restructuring plan accrual, primarily consisting of (i) $0.8 million in asset impairment/exit cost and (ii) $0.3 million related to severance payments. Included in asset impairment/exit cost is a $0.4 million non-cash reversal related to the E&O reserve for discontinued products and $0.1 million related to higher than expected sublease income for the Company’s New Jersey facility. As of December 31, 2006, the Company’s restructuring reserve balance of $0.1 million primarily consists of the remaining lease liability for the New Jersey facility. The Company expects the remaining balance to be paid through fiscal year 2007.

A summary of changes in the Company’s restructuring accrual during the years ended December 31, 2006 and 2005 is as follows:

	Year ended December 31, 2005			Balance	Year ended December 31, 2006		Balance
		Cash	Non-cash	December 31,	Cash	Non-cash	December 31,
	Charges	payment	settlement	2005	payment	settlement	2006
	(in thousands)
Wireless
Severance payments	$2,139	$(2,559)	$420	$—	$—	$—	$—
Asset impairment	12,236	(110)	(12,126)	—	—	—	—
Inventory write-off	5,543	—	(5,543)	—	—	—	—
Broadband
Severance payments	3,472	(3,503)	81	50	(50)	—	—
Asset impairment	1,095	(50)	(1,045)	—	—	—	—
Inventory write-off	53	—	(53)	—	—	—	—
Handsets
Severance payments	1,056	(1,127)	100	29	(29)	—	—
Asset impairment	350	—	—	350	—	(350)	—
Inventory write-off	—	—	—	—	—	—	—
PCD
Severance payments	—	—	—	—	—	—	—
Asset impairment	—	—	—	—	—	—	—
Inventory write-off	—	—	—	—	—	—	—
Service
Severance payments	2,135	(2,488)	353	—	—	—	—
Asset impairment	—	—	—	—	—	—	—
Inventory write-off	—	—	—	—	—	—	—
Corporate
Severance payments	6,342	(6,931)	796	207	(207)	—	—
Asset impairment	844	(32)	(233)	579	(352)	(105)	122
Inventory write-off	—	—	—	—	—	—	—
Summary Totals
Severance payments	$15,144	$(16,608)	$1,750	$286	$(286)	$—	$—
Asset impairment	14,525	(192)	(13,404)	929	(352)	(455)	122
Inventory write-off	5,596	—	(5,596)	—	—	—	—
Total	$35,265	$(16,800)	$(17,250)	$1,215	$(638)	$(455)	$122

Included in the $35.3 million restructuring charge for the year ended December 31, 2005 was $5.6 million recorded within cost of net sales and $29.7 million recorded as an operating expense.

NOTE 22—VARIABLE INTEREST ENTITIES

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46(R), (“FIN 46(R)”). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

In 2004 and 2003, the Company had consolidated a related party deemed a VIE and with whom the Company was the primary beneficiary. Beijing MDC Telecom Co., Ltd. (“MDC BJ”) was formed in 2001. In 2002, a venture capital fund with affiliation to a shareholder of the Company made an additional capital investment and established MDC Holding Limited (“MDC Holding”) and its affiliated entities (MDC Holding and such affiliated entities, including MDC BJ, are referred to, collectively, as “MDC”). MDC is in the business of providing value-added services, such as text messaging, voicemail or ring-tone services for PAS telecom networks. During 2003 and 2004 the Company had consolidated MDC, a VIE, for whom the Company was the primary beneficiary. As of December 31, 2004, the consolidation resulted in a $4.2 million increase in both total assets and total liabilities and equity. During the fourth quarter of 2005, the Company sold its equity interest, terminated material commercial arrangements, settled the bank debt and is no longer considered the primary beneficiary. As a result, the assets and liabilities of MDC were not consolidated as of December 31, 2006 and 2005.

In 2005, the Company invested in an additional entity, which was considered a VIE where the Company was the primary beneficiary and did not hold a majority voting interest. The VIE was established to install, develop and operate a PAS network in Mongolia. The creditors of this VIE have no recourse to the Company. In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice allegations that an agent of the joint venture had offered payments to a Mongolian government official, in possible violation of the Foreign Corrupt Practices Act. The Audit Committee authorized an independent investigation into the matter. As a result of the investigation, the Company wrote off $1.2 million of intangibles, recorded a $3.6 million inventory reserve for goods shipped to the VIE and established a $2.6 million VAT liability at December 31, 2005. The investigation is still ongoing. The consolidation of this entity resulted in a $6.0 million increase in both total assets and total liabilities and equity as of December 31, 2005. In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off $4.7 million net book value of fixed assets. In November 2006, the Board of Directors of the VIE approved dissolution of the joint venture. As a result, the Company ceased to be the primary beneficiary of this VIE and the asset and the liabilities of the VIE were not consolidated as of December 31, 2006. The $2.6 million VAT liability was reversed accordingly as management concluded that it is remote that the Company would be required to pay such tax for the joint venture.

During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology, and equipment to the emerging market for IPTV products in China. The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty. As a result of the foregoing, and the fact that the venture’s continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture. Therefore, this venture was consolidated into the Company’s financial statements as of December 31, 2006 and 2005. This VIE had $0.4 million and insignificant revenue during 2006 and 2005, respectively, and had net losses of $3.5 million and $0.9 million for 2006 and 2005, respectively. The consolidation of this VIE represented $17.2 million and $18.9 million of both the total assets and total liabilities and equity of the Company as of December 31, 2006 and 2005, respectively. The liabilities of the VIE consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIE. Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets. The creditors’ of the VIE do not have recourse to the Company thereby limiting the liability risks associated with the Company’s variable interests in the VIE.

NOTE 23—SUBSEQUENT EVENTS

First and Second Supplemental Indentures and Notice of Default

After receiving the notice of default referred to in Note 11 above, the Company solicited and obtained the requisite consents from holders of the convertible subordinated notes due in March 2008 to a waiver effective January 9, 2007 of any default which may have occurred prior to such date due to the delay in filing and non-compliance with certain covenants, and the Company and the trustee entered into a First Supplemental Indenture, dated January 9, 2007, providing that any failure by the Company to comply with certain covenants of the original indenture would not result in a default or an event of default through

May 31, 2007. The First Supplemental Indenture provided for additional interest at a rate of 6.75% per annum in special interest on the notes from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. Payments of the special interest were to be made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes accrued interest at a rate of 7.625% per annum as of January 9, 2007.

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

ITEM 9A—CONTROLS AND PROCEDURES

Governance Committee Review of Historical Stock Option Accounting

In November 2006, UTStarcom, Inc. (“UTStarcom” or the “Company”) announced it was conducting a voluntary review of historical stock option practices under the leadership of the Nominating and Corporate Governance Committee of the Company’s Board of Directors (“Governance Committee”) following a preliminary review by management which identified potential deficiencies and discrepancies in the documentation of stock option grants. The review considered all equity grant awards made in the period from February 29, 2000, shortly before the initial public offering of the Company’s Common Stock, through December 31, 2006 (“Review Period”) for compliance with the various stock-based compensation accounting standards applicable during the Review Period. Refer to “NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS” included in this Form 10-K for the effect of the restatement adjustments on stock-based compensation expense, additional paid-in capital accounts, related income tax accounts, retained earnings and related financial disclosures for each of the years ended December 31 in the period 1998 through 2005, and the first two quarters of the year ended December 31, 2006. Further information concerning the Governance Committee’s review and the resulting restatements of the Company’s historical financial statements can be found in the “EXPLANATORY NOTE” preceding “ITEM 1—BUSINESS,” “ITEM 6—SELECTED FINANCIAL DATA,” “ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this Form 10-K, which should be read for a more complete description of this matter.

Based on its findings, the Governance Committee made various recommendations to the Board of Directors. At the Board’s direction, management has implemented and will continue to implement remedial actions, including changes to its policies and procedures and enhancements to controls, over its equity-based compensation program. Management has also considered and taken into account the impact of the findings of this review in “Management’s Annual Report on Internal Control over Financial Reporting,” as presented below.

Audit Committee Investigation of Historical Sales in China

In July 2007, the Company announced that the Audit Committee of its Board of Directors (“Audit Committee”), with the assistance of independent counsel and forensic accountants, was conducting an independent investigation of allegations of improprieties in certain sales offices in China. The investigation considered sales contracts in each of the seven years in the period ended December 31, 2006. The Investigating Team found instances where the customer contracts that evidenced the arrangement contained obligations for the Company to deliver software upgrades when and if made available for the equipment sold for no additional consideration and for an unspecified period that could extend over the term of the contract. This additional contract obligation is an element of “post contract support.” In these cases, the Investigating Team found that the contract documentation for the same transaction submitted by the sales office to the Company’s China headquarters for accounting purposes and utilized by the Company in determining the amount of revenue recognized did not include evidence of such post contract support obligations. Refer to “NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS” included in this Form 10-K for the effect of the restatement adjustments on revenue and deferred revenue accounts, cost of sales and deferred cost accounts, related income tax accounts, retained earnings, and related financial disclosures in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and for the first two quarters of the year ended December 31, 2006. Further information concerning the Audit Committee’s investigation and the resulting restatements of the Company’s historical financial statements can be found in the “EXPLANATORY NOTE” preceding “ITEM 1—BUSINESS,” “ITEM 6—SELECTED FINANCIAL DATA,” “ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and “ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” included in this Form 10-K, which should be read for a more complete description of this matter.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this annual report on Form 10-K (“Form 10-K”), the Company carried out an evaluation as of December 31, 2006 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2006 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described below under “Management’s Annual Report on Internal Control over Financial Reporting.”

To address these material weaknesses, the Company performed additional analyses and other procedures (described below under the subheading “Interim Measures”) to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, Company management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency in internal control over financial reporting, or a combination of deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2006.

1.     The Company did not maintain an effective control environment.   Specifically, the following additional material weaknesses were identified within the control environment:

a)     The Company did not maintain effective financial reporting processes, including sufficient formalized and consistent finance and accounting policies and procedures; nor did the Company prevent or detect instances of non-compliance with certain such policies and procedures that do exist.   Specifically, the Company lacked formalized and current accounting and reporting policies and procedures across certain of its operating locations and various business cycles. These control deficiencies resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006 to correct certain accounts, as further described below.

b)     The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations.   Specifically, this control deficiency may have permitted violations of certain Securities and Exchange Commission (“SEC”) regulations related to previous financial disclosures and the Foreign Corrupt Practices Act (“FCPA”), related to alleged potential payments made to government officials.

2.     The material weakness in the Company’s control environment contributed to the existence of the following control deficiencies, each of which is considered to be a material weakness:

a)     The Company failed to prevent or detect instances of override related to controls in China over customer agreements.   Specifically, this control deficiency permitted the override of established controls in China’s western sales region, by allowing for the existence of undisclosed agreements with customers, which obligated the Company to provide products or perform certain services without the receipt of additional consideration. The existence of these agreements was not communicated to either the Company’s financial reporting function or its independent registered public accounting firm. This control deficiency resulted in adjustments to restate revenue and deferred revenue accounts, cost of sales and deferred cost accounts, related income tax accounts, retained earnings, and related financial disclosures in the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and for the first two quarters of the year ended December 31, 2006.

b)     The Company did not maintain effective controls at its U.S. headquarters over its accounting for inventory, including finished goods at customer sites, inventory reserves and deferred cost accounts and associated cost of sales.   Specifically, the Company’s controls were not adequate to properly track and confirm inventory movements in the appropriate period, to ensure the proper classification of inventory and deferred costs (and associated accounts such as purchase price variance), and to ensure the completeness and accuracy of the recording of the cost of sales when revenue was recognized. These processes were not always performed correctly or timely, there was inadequate management review, and calculation and/or posting errors occurred. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006 to correct cost of sales and the related inventory, finished goods at customer sites, inventory reserves and deferred costs accounts.

c)     The Company did not maintain effective controls at its U.S. headquarters over its inventory reserves for losses on customer contracts and associated cost of sales.   Specifically, the Company’s controls were not designed, nor did they operate effectively, to adequately identify, document and analyze its inventory reserves for losses on customer contracts to ensure that all related costs were recorded in the appropriate period and that existing reserves were adequate. These processes were not always performed correctly or timely, there was inadequate management review, and calculation and/or posting errors occurred. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended June 30, 2006 and September 30, 2006 to correct inventory reserves for losses on customer contracts and the associated cost of sales.

d)     The Company did not maintain effective controls at its U.S. headquarters over its accounting for warranty reserves and associated cost of sales.   Specifically, the Company’s controls failed to adequately identify, document and analyze required supporting information to ensure the completeness, accuracy, valuation and adequacy of its warranty reserves and to ensure all related costs were recorded in the appropriate period. These processes were not always performed correctly or timely, there was inadequate management review, and calculation and/or posting errors occurred. This control deficiency resulted in adjustments, including audit adjustments, to the consolidated financial statements for each of the quarters ended June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006 to correct warranty reserves, which are included in other current liabilities, and the associated cost of sales.

e)     The Company did not maintain effective controls over its accounting for and disclosure of stock-based compensation expense.   Specifically, the Company did not maintain effective controls, including monitoring, to ensure the completeness, existence, valuation and presentation of stock-based compensation transactions related to the granting, pricing and accounting for certain of its stock-based compensation awards and the related financial reporting for these awards in accordance with GAAP. This control deficiency resulted in the misstatement of the stock-based compensation expense, additional paid-in capital accounts, related income tax accounts, retained earnings and related financial disclosures, and resulted in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2004 and 2005, each of the quarters in the year ended December 31, 2005, and the first two quarters of the year ended December 31, 2006.

f)      The Company did not maintain effective controls at its U.S. headquarters over its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP.   Specifically, the Company did not have effective controls over the process for identifying, accumulating and reviewing all required supporting information to ensure the completeness, accuracy and timely preparation and review of its consolidated financial statements and disclosures, including the statement of cash flows and segment reporting. This control deficiency resulted in adjustments, including audit adjustments, to its consolidated financial statements in each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 and for the year ended December 31, 2006, and additional disclosures to these 2006 consolidated annual financial statements to correct the aforementioned accounts and disclosures.

Each of the material weaknesses described above could result in a misstatement of the Company’s consolidated financial statements that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected. Because of these material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report “Report of Independent Registered Public Accounting Firm” which appears under “ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Form 10-K.

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described above. In particular, the Company has implemented and/or plans to implement during 2007 the specific remediation initiatives described below. In addition, in connection with preparation of the 2006 annual consolidated financial statements included in this Form 10-K, the Company has undertaken the additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s 2006 annual consolidated financial statements and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management and included in this Form 10-K.

Remediation Initiatives

1.     To remediate the material weakness described above in “1. The Company did not maintain an effective control environment,” the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures. These measures include the following:

a)     Effective financial reporting process, including policies and procedures—In the fourth quarter of 2006, the Company’s finance department commenced an initiative to “refresh” its finance and accounting policies and procedures. Through this initiative, which the Company expects will be ongoing throughout 2007 and beyond, the Company’s financial policies and procedures will be reviewed for completeness, accuracy and adequacy, updated and brought current, and standardized globally as necessary and appropriate. A communication plan will also be developed to ensure “refreshed” policies and procedures are publicized and understood, and appropriate employees are trained in their application, as necessary. The Company expects this initiative will form the foundation for the process to maintain and keep current its finance and accounting policies and procedures on a go-forward basis. In addition, starting in the fourth quarter of 2006, the Company commenced internal audits of, and in 2007 plans to continue to expand and increase the scope of its efforts to monitor, controls at the Company’s decentralized and remote operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

b)     Non-compliance with established policies and procedures intended to ensure compliance with laws and regulations—During the second quarter of 2006, the Company launched a formal investigation at the direction of the audit committee of the Company’s Board of Directors (“Audit Committee”) to review alleged violations of the FCPA; refer to “Governmental Investigations” under “ITEM 3—LEGAL PROCEEDINGS” for additional information. Throughout the course of this investigation, the Company has taken and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In addition, in the third and fourth quarters of 2006, the Company provided training to personnel in offices in various regions including North America, Europe, and China and, in 2007, plans to continue to provide training and expand its coverage of personnel employed in other regions and countries. In addition, the Company’s internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company’s efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

c)     In addition to the specific measures described above to address this material weakness in the control environment, the Company’s planned remediation measures include the following:

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

2.     In addition to the remediation measures described above, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

a)     To remediate the material weaknesses described in 2. a) over “instances of override related to controls in China over customer agreements,” the Company’s planned remediation measures are intended to address material weakness in China that has the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.       In the period from January to May 2007, the Company effected personnel changes in the sales force in China’s western sales region, as well as certain associated sales offices. The Company believes that these changes will enable effective management of the China western sales region’s sales operations and enhance compliance with the Company’s policies and procedures, including the Company’s Code of Business Conduct and Ethics.

ii.     The Company plans to revise its policies and procedures related to entering into sales contracts, document retention, as well the Code of Business Conduct and Ethics to provide for details around the standards for entering into sales agreements and breaches to the Code of Business Conduct and Ethics.

iii.    The Company plans to implement mandatory training to employees in China’s sales organization around control consciousness and ongoing training to Sales, Contract Management and Finance in China around the Company’s policies and procedures, including revenue recognition.

iv.     The Company plans to review and make improvements to the sales databases to capture relevant contract information and current status information.

v.      The Company plans to establish a process around organizing visits by business operations and the regional sales managers to the various sales offices in China to enhance the awareness and compliance with the Company’s polices and procedures.

b)     To remediate the material weaknesses described in 2. b) over “inventory, including finished goods at customer sites, inventory reserves and deferred costs accounts and associated cost of sales,” 2. c) over “inventory reserves for losses on customer contracts and associated cost of sales,” and 2. d) over “accounting for warranty reserves and associated cost of sales” above—The Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.       In November 2006, the Company hired an assistant controller and a shared services manager at its U.S. headquarters whose responsibilities include overseeing the international cost accounting function. These personnel have considerable experience and training in cost accounting and utilization of the relevant Oracle financial system modules. The Company believes the addition of these personnel improves and strengthens the capabilities for the manual analyses and management review required of this function.

ii.     The Company plans in 2007 to enhance its processes and procedures related to properly tracking and confirming inventory movements to ensure the proper classification of inventory, including finished goods at customer sites, and deferred costs (and associated accounts such as Purchase Price Variances), and to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized. The revised processes include involving and obtaining detailed and timely input from business unit, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. New reports have been developed and reports and procedures will continue to be enhanced as necessary to facilitate the accuracy of accounting for these processes. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

c)     To remediate the material weaknesses described in 2. e) over “accounting for and disclosure of stock-based compensation expense” above—The Company’s planned remediation measures are intended to address material weaknesses that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.       In November 2006, the Company announced a voluntary review of its historical equity award grant practices under the direction of the nominating and corporate governance committee of the board of directors. Upon this announcement, the Company immediately suspended granting of equity awards and no new equity awards have been granted through the date of filing of this Form 10-K.

ii.     Further, in November 2006, the Company migrated to a new vendor’s system for stock options and equity awards administration, selected in part for its improved processes, systems and controls.

iii.    In April 2007, the Company’s compensation committee of the board of directors approved an equity award grant policy and procedures (“Awards Policy”). Under this Awards Policy, the Company has adopted the following equity awards grant processes:

•       Equity awards will be made only on grant dates pre-determined in accordance with the Awards Policy.

•       The awards committee (a committee as defined in the Awards Policy consisting of human resources, legal and finance personnel, duly formed and authorized by the compensation committee, with specific, limited authority to approve certain grants of equity awards) will ensure completeness and accuracy of the final equity awards grant list.

•       All equity awards will be approved monthly, at a meeting of the awards committee, the compensation committee or the board of directors, as applicable.

•       Internal audit will conduct periodic review of the accounting records and equity awards grant process.

iv.     Relevant personnel at the Company will be provided training in the equity awards granting and accounting process.

v.      In April 2007, the Company created the position of and hired a new chief ethics officer, to provide focused executive leadership in the area of corporate ethics and integrity.

vi.     During 2007, the Company will update its record retention policy to specify retention of equity award records.

d)     To remediate the material weaknesses described in 2. f) over “its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP” above—The Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of preventing the complete, accurate and timely preparation and review of the Company’s consolidated financial statements in future financial periods. In addition to the measures described above, these measures include the following:

i.       During the fourth quarter of 2006, the Company implemented and in 2007, the Company plans to continue to enhance and improve month and quarter-end closing procedures within its corporate accounting function to standardize its processes for financial review to ensure that reviewers at its U.S. headquarters analyze and monitor financial information in a consistent and thorough manner. In addition, the Company implemented and plans to continue to improve new and enhanced procedures within its corporate accounting function to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment.

ii.     During the fourth quarter of 2006, the Company implemented and in 2007, the Company plans to continue to enhance and improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

Interim Measures

Management has not yet implemented all of the measures described above under the heading “Remediation Initiatives” and/or tested them. Nevertheless, management believes the measures identified above as having been implemented, together with other measures undertaken by the Company in connection with the 2006 year end consolidated financial statement reporting process and described below, address the identified control deficiencies identified above in “Management’s Annual Report on Internal Control over Financial Reporting.” These other measures include the following:

1.     The Company retained on an interim basis outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with its review in a number of areas including inventory and reserves, equity award pricing and accounting, and SEC external financial reporting.

2.     The Company implemented and performed a number of additional detailed procedures and a comprehensive review of its accounting in various areas, including:

a)     Physical inventory counts or confirmation of existence and recoverability at a substantial majority of its inventory locations at or near year end, and confirmation of inventory at offsite (including customer) locations through a physical inventory and/or confirmations.

b)     Reconciliation of inventories at customer sites to outstanding contracts as of the year end and analysis of this inventory for recoverability and potential impairment.

c)     Review of contract analysis reports and consolidated revenue schedules from the fourth quarter of 2006 to determine the proper recording and classification of inventory and deferred costs and the related cost of goods sold (including associated accounts such as purchase price variance).

d)     Analysis of the backlog report, gross margin report and contract analysis report, enhanced discussions with business unit, operations and sales and services personnel to enhance the information available for finance to analyze, and thorough review of related sales and cost information to determine the reserves for losses on customer contracts and associated cost of sales.

e)     Analysis of actual cost reports associated with specific warranty reserves, and discussions with business unit, operations and sales and services personnel to enhance the information available for finance to analyze, to determine the liability reserves for warranty and associated cost of sales.

f)      A variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system, a thorough review of account reconciliations, and a detailed review at its U.S. headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the 2006 consolidated annual financial statements.

3.     As part of the voluntary review of historical stock option practices, the Governance Committee retained independent outside counsel and forensic accountants to review substantially all equity grant awards made in the Review Period for compliance with the various stock-based compensation accounting standards applicable during the Review Period and, as necessary to establish alternative measurement dates for those grants where the original measurement date was found to be in error. In addition, the accounting and reporting process for the consolidated financial statements for the year ended December 31, 2006 was extended significantly, thereby allowing the Company time to conduct additional procedures and analyses, to assess the adequacy and accuracy of reserves and actual expense results, and to make additional adjustments and disclosures as necessary to ensure the accuracy of financial reporting.

4.     As part of the investigation of historical sales in China, the Audit Committee retained independent outside counsel and forensic accountants to conduct an investigation of sales in China. The investigation was expanded to consider sales contracts entered into in the period 2000 to 2006 in China, beyond the western region in order to provide adequate coverage percentage of the value of sales contracts entered into during the period. The investigation encompassed different procedures depending on the contract type, date and region in which the contracts were executed. In addition, the accounting and reporting process for the consolidated financial statements for the year ended December 31, 2006 was extended significantly, thereby allowing the Company time to conduct additional procedures and analyses, to assess the adequacy and accuracy of the related balances, and to make additional adjustments and disclosures as necessary to ensure the accuracy of financial reporting.

Management’s Conclusion

Management believes the remediation measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified in “Management’s Annual Report on Internal Control over Financial Reporting.” However, management has not yet implemented all of these measures and/or tested them. Management believes that the interim measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements included in this Annual Report on Form 10-K and has discussed this with the Company’s Audit Committee.

The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company’s internal control over financial reporting, it may determine to take additional or alternate measures to address control deficiencies, and it may determine not to complete certain of the measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above.

Remediation of Material Weaknesses Reported in 2005

As of December 31, 2006, the Company believes it has effectively remediated the following material weaknesses in internal control over financial reporting that were included in “Management’s Report on Internal Control over Financial Reporting” in “Item 9A—Controls and Procedures” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005:

1.     Maintaining an effective financial reporting organizational structure with a sufficient complement of financial reporting personnel commensurate to support the size, complexity, operating activities or locations of the Company.

2.     Accounting for revenue and deferred revenue at its U.S. headquarters and international (excluding China) locations, including policies and procedures to prevent unauthorized contracts, contract amendments and side agreements that obligated the Company to perform services for certain customer without the receipt of additional consideration, which had not been communicated to the Company’s legal and financial reporting functions.

3.     Recording of accrued expenses in the proper period.

4.     Accounting for income taxes, including the provision and related balance sheet accounts (income taxes payable, deferred income tax assets and liabilities, other long-term assets, prepaids and other current assets).

5.     Segregating duties and user access to certain automated business process applications associated with its Personal Communications Division.

6.     Identifying and accounting for related party relationships and related party transactions.

7.     Monitoring, reviewing and supervising business unit and affiliate accounting functions, more specifically those based principally in Japan, China and New York.

For additional information relating to the control deficiencies that resulted in these material weaknesses listed above, please see the discussion under “Management’s Report on Internal Control over Financial Reporting” in “Item 9A—Controls and Procedures” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

During 2006, the Company developed and implemented remediation measures to address the seven material weaknesses listed above. As described in the Company’s Annual Report on Form 10-K for fiscal year 2005, the remediation measures included the following:

1.     Maintaining an effective financial reporting organizational structure—During 2006, the Company implemented control processes to address and remediate material weaknesses reported in 2005 related to its organizational structure. The Company has had stability in its executive financial ranks for more than a year. The CFO, with assistance from his senior financial staff and outside consultants, has reviewed and will continue to review and adapt the overall design of the Company’s financial reporting organizational structure, including the roles and responsibilities of each functional group within the Company, to ensure that the Company has a sufficient compliment of personnel with knowledge, experience and training in the application of GAAP commensurate with the Company’s financial reporting requirements. During 2006, the Company’s activities to address and remediate the material weakness in this area reported in 2005 included:

a)     Hiring or appointing personnel to fill open senior financial positions necessary for an effective financial reporting organizational structure including qualified and experienced personnel for corporate, business unit, international and regional accounting; cost accounting; financial planning and analysis; revenue accounting; and tax compliance. Personnel were hired primarily into open positions at its U.S. headquarters, in China, and in the Asia-Pacific and Europe, Middle East and

Africa (“EMEA”) regions. In addition, the Company hired or appointed personnel to fill open senior financial compliance and internal audit positions at its U.S. headquarters and in China and India. The Company plans to continue to hire, and has allocated resources to hire, additional accounting, compliance and internal audit personnel to fill positions remaining open, primarily in the U.S. and China, with relevant accounting experience, skills and knowledge in the application of GAAP.

b)     Retaining the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of the Company’s management, to supplement the Company’s existing finance personnel.

c)     Management reviewing and approving the financial statement disclosure checklist to ensure all required disclosure are considered and incorporated in the consolidated financial statements.

2.     Accounting for revenue and deferred revenue—During 2006, the Company implemented control processes at its U.S. headquarters and international (excluding China) locations to address and remediate material weaknesses reported in 2005 related to revenue and deferred revenue accounts that had the potential of misstating revenue and deferred revenue in future financial periods. The Company’s remediated control processes include the following:

a)     Hiring and training additional experienced revenue managers and supporting staff at its U.S. headquarters to support the preparation and analysis of revenue recognition and deferred revenue accounts.

b)     Enhancing the contract review process to include requiring sales, operations, finance and legal staff to provide input during the contract negotiation process to ensure timely identification and accurate accounting treatment for non-standard contracts.

c)     Enhancing the policies, procedures and guidelines around recognizing and deferring revenue, and better defining the timing and extent of a centralized and second level of management review at its U.S. headquarters of revenue recognition for certain U.S. and international (excluding China) revenue transactions.

d)     Implementing additional procedures at its U.S. headquarters to enhance controls around recognized and deferred revenue for the U.S. and international locations (excluding China) to ensure the completeness, accuracy and validity of recognized and deferred revenue, including reviewing sales hold reports and fulfilled progress billing sales orders reports to ensure that revenue is completely recorded and a secondary review of maintenance transactions to ensure the amounts are amortized accurately.

e)     Implementing enhancements to its Oracle financial system which improved its automated processes and controls related to revenue and deferred revenue accounting.

f)      Increasing the level and coverage of training conducted by revenue accounting personnel related to revenue recognition, including the impact of amendments and side agreements. During the first quarter of 2006, several training seminars were conducted for various sales and services teams in North and South America. In the second quarter, additional revenue recognition training was provided to personnel in North America and training was also conducted for the EMEA sales group. In the third quarter, training was conducted in the Philippines, and in the US for Caribbean and Latin American (“CALA”) based sales and services personnel. In October 2006, the Company’s key management participated in a seminar on the critical factors associated with revenue recognition. In addition, certain revenue accounting personnel attended various revenue recognition seminars through-out the year as part of their on-going training.

g)     Expanding, in the third and fourth quarters of 2006, the number of disclosures included in the certifications to senior management with respect to identification and communication of contract amendments, side agreements or other matters which could have a bearing on revenue recognition, as well as the number of personnel required to perform such certifications. The Company also implemented additional steps to ensure appropriate members of management have reviewed and confirmed critical information necessary to ensure proper revenue recognition accounting.

3.     Recording of accrued expenses—During 2006, the Company implemented control processes at its U.S. headquarters and in China to address and remediate a material weakness reported in 2005 related to recording of accrued expenses that has the potential of misstating accrued expenses and related income statement accounts in future financial periods. These measures include the following:

a)     Hiring additional resources into the Company’s accounting and accounts payable functions at its U.S. headquarters and in China. In addition, in November 2006, the Company hired an assistant controller and a shared services manager at its U.S. headquarters whose responsibilities include overseeing the accounts payable and corporate accounting functions. These personnel add considerable experience and training in accounting and oversight for accounts payable and accrued expenses for the consolidated financial statements and utilization of the relevant Oracle financial system modules. The Company believes the addition of these personnel improves and strengthens the capabilities of this function.

b)     Enhancing, in the first and second quarters of 2006, the Company’s processes and procedures related to properly tracking and reviewing open purchase orders and reviewing of subsequent receipts, invoices and disbursements after the end of each month to ensure proper recording of open purchase order commitments, accrued expenses and related income statement accounts. The Company plans to continue enhancing reports and procedures, as necessary, to facilitate the accuracy of accounting for these processes. In addition, finance management both in China and at its U.S. headquarters have committed to place increased attention on reviewing the accounting in this area.

4.     Accounting for income taxes—During 2006, the Company implemented control processes to address and remediate material weaknesses reported in 2005 related to the calculation of its provision for income taxes that had the potential of misstating the provision for income taxes and related balance sheet accounts in future financial periods. The Company’s remediated control processes include the following:

a)     Hiring and training additional experienced tax managers and supporting staff to support the preparation of the Company’s income tax provision and to assist in managing audits and to monitor tax compliance in China and other foreign locations.

b)     Utilizing outside consultants, working under Company tax management’s supervision and direction, to assist in the analysis and calculation of the Company’s income tax expense, its provision for income taxes, and related balance sheet accounts. The Company plans to continue to utilize outside consultants as necessary to assist tax management personnel in its analysis of such matters in future periods.

c)     Developing, implementing and maintaining a more formalized and comprehensive process to accumulate and organize financial and tax data used in connection with income tax calculation and reporting.

5.     Segregating duties and user access—During 2006, the Company implemented control processes to address and remediate material weaknesses reported in 2005 related to segregation of duties and user access to certain J. D. Edwards business process applications associated with the Company’s Personal Communications Division that had the potential of allowing the misstatement of various accounts in future financial periods. The Company’s remediated control processes include the following:

a)     Removing access rights, during the first quarter of 2006, from certain employees associated with inappropriate segregation of duties.

b)     Expanding the level of management oversight related to areas associated with segregation of duties issues including changes to the general ledger master file, invoice terms, payments, and inventory.

6.     Identifying and accounting for related party relationships and related party transactions—During 2006, the Company implemented control processes to address and remediate material weaknesses reported in 2005 related to the identification of and accounting for related party relationships and related party transactions in accordance with GAAP that had the potential of allowing the misstatement of various accounts in future financial periods. The Company’s remediated control processes include the following:

a)     Conducting a number of educational seminars in the U.S., China and elsewhere with the Company’s senior executives, key members of management, and other personnel in which the Company’s internal and outside legal counsel, finance, compliance and internal audit personnel and members of the Audit Committee reviewed certain key objectives of the Company’s code of business conduct and ethics, including the identification, recognition and disclosure of related party transactions.

b)     Revising the Company’s internal certification process concerning identification, recognition and disclosure of related party transactions, and expanding, in the third and fourth quarters of 2006, the disclosures and the number of personnel required to certify to senior management with respect to the identification, recognition and disclosure of related party relationships and transactions for SEC reporting purposes.

c)     Requiring all employees globally to sign annually the Company’s code of business conduct and ethics, which includes the definition of and the Company’s policy requiring disclosure of related party relationships and transactions.

d)     Interviewing, as part of the risk assessment process, certain of the Company’s Audit Committee, senior executives, key members of management, and other personnel, regarding related party relationships and transactions.

7.     Monitoring, reviewing and supervising business unit and affiliate accounting functions—During 2006, the Company implemented control processes to address and remediate material weaknesses reported in 2005 related to lack of clarity in roles and responsibilities in certain areas affecting the Company’s financial reporting structure which contributed to a material weakness relating to the monitoring of its business unit and affiliate accounting functions. In addition to the measures described above in “1. Maintaining an effective financial reporting organizational structure,” the Company’s activities to address and remediate the material weaknesses reported in this area in 2005 included the following:

a)     Expanding and improving the quarterly forecasting process to include bottoms-up, legal entity forecasting of revenue and margins, collections by customer, region and product line, and expenses, by month.

b)     Enhancing the weekly financial reporting package to include, compare and analyze actual quarter-to-date results for business and functional units with the annual budget and quarterly forecasts. This package is distributed by the CFO and reviewed at the weekly the CEO and executive management staff meeting.

c)     Expanding and improving the quarterly financial reporting package provided to its U.S. headquarters from various business units and affiliate accounting functions in order to ensure it has accumulated the necessary accounting, finance and operational information to effectively analyze information required for financial statement preparation and footnote disclosures.

d)     Enhancing the month-end and quarter-end closing procedures to standardize the processes for financial review and to ensure that reviewers at its U.S. headquarters monitor business unit and affiliate accounting financial information from decentralized locations in a consistent manner. Such procedures now include senior finance staff in the Company’s U.S. headquarters performing a thorough review monthly of trial balances including those received from decentralized locations, and of all non-routine material transactions for decentralized locations (as documented by staff in such decentralized locations).

e)     Expanding the scope of the internal audit group’s responsibilities to monitor controls within decentralized operations through reviews and audits of such business units, subsidiaries and locations.

Management’s Conclusion

Management has conducted an assessment, including testing, of the effectiveness of the Company’s remediated internal control processes over financial reporting described above under “Remediation of Material Weaknesses Reported in 2005”as of December 31, 2006. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by COSO. Management believes these remediated internal control processes described above effectively mitigated, as of December 31, 2006, the seven material weaknesses listed above under “Remediation of Material Weaknesses Reported in 2005.”

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Planned Remediation Initiatives and Interim Measures” and certain of the remediated control processes under “Remediation of Material Weaknesses Reported in 2005” includes a description of the material changes to the Company’s internal control over financial reporting during the fourth quarter of 2006 and subsequent to December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS

We have a classified Board of Directors. The Board of Directors currently consists of six directors: one Class I director, two Class II directors and three Class III directors. At each annual meeting of stockholders, directors are elected for a term of three years and until their respective successors are duly qualified and elected to succeed those directors whose terms expire on the annual meeting dates or such earlier date of resignation or removal.

Set forth below is information regarding our directors as of the filing date of this Annual Report on Form 10-K:

Name of Director	Age	Position	Director Since	Term Expires
Class I Director:
Thomas J. Toy(1)	52	Chairman of the Board	1995	2007
Class II Directors:
Larry D. Horner	73	Director	2000	2008
Allen Lenzmeier	64	Director	2005	2008
Class III Directors:
Francis P. Barton(2)	60	Director, Executive Vice President and Chief Financial Officer	2006	2009
Jeff Clarke	46	Director	2005	2009
Hong Liang Lu(3)	52	Director, Chief Executive Officer	1991	2009

(1)          Mr. Toy was appointed Chairman of the Board effective as of January 1, 2007.

(2)          Mr. Barton was appointed as a Class III Director in October 2006.

(3)          Mr. Lu served as Chairman of the Board until his resignation from that position effective as of December 31, 2006.

There are no family relationships between any of our directors or executive officers.

Francis P. Barton has served as our Executive Vice President and Chief Financial Officer since August 2005 and as a director since October 2006. From May 2003 to July 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation. From May 2001 to May 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of BroadVision Inc. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation’s Personal Computer Division. Mr. Barton holds a B.S. in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University.

Jeff Clarke has served as a director since January 2005. Since May 2006, Mr. Clarke has served as Chief Executive Officer and President of Travelport Incorporated, a private company. From April 2004 to April 2006, Mr. Clarke served as the Chief Operating Officer of CA, Inc., a global provider of management software. From 2002 to 2004, Mr. Clarke was Executive Vice President of Global Operations of Hewlett-Packard Company, and prior to that he was the Chief Financial Officer of Compaq Computer Corporation. Mr. Clarke holds a B.A. in Economics from the State University of New York at Geneseo and an M.B.A. from Northeastern University.

Larry D. Horner has served as a director since January 2000. Mr. Horner currently serves on the board of directors of Atlantis Plastics, Inc., Clinical Data Inc., Technical Olympic USA, Inc. and several private companies. From 1994 until 2001, Mr. Horner served as Chairman of Pacific USA Holdings Corp., and from 1997 to 2001 he served as Chairman and Chief Executive Officer of Asia Pacific Wire & Cable Corporation Limited. Mr. Horner formerly served as Chairman and Chief Executive Officer of

KPMG from 1984 to 1990. Mr. Horner, a Certified Public Accountant, holds a B.S. from the University of Kansas and is a graduate of the Stanford Executive Program.

Allen Lenzmeier has served as a director since March 2005. Mr. Lenzmeier has served as the Vice Chairman of Best Buy Co. Inc. since December 2004. From 2002 to 2004, Mr. Lenzmeier served as the President and Chief Operating Officer of Best Buy Co. Inc. Mr. Lenzmeier served as the President of Best Buy Retail from 2001 to 2002. From 1991 to 2001 Mr. Lenzmeier served as the Executive Vice President and Chief Financial Officer of Best Buy Co. Inc. and began his employment with the company in 1984. Mr. Lenzmeier holds a B.S. from Minnesota State University Mankato.

Hong Liang Lu served as our President and Chief Executive Officer and as a director from June 1991 through December 2006, and as Chairman of the Board from March 2003 to December 2006. On January 1, 2007, he assumed the title of Chief Executive Officer. In June 1991, Mr. Lu co-founded UTStarcom, Inc. under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development company from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

Thomas J. Toy has served as a director since February 1995, and as Chairman of the Board since January 2007. Since March 1999, Mr. Toy has served as Managing Director of PacRim Venture Partners, a professional venture capital firm specializing in investments in the information technology sector. Since 2005, Mr. Toy has served as a partner of SmartForest Ventures, a professional venture firm specializing in the information technology sector. From 1987 until 1992, Mr. Toy was employed as a Vice President at Technology Funding and was a partner there from 1992 until 1999. Mr. Toy also serves as a director of White Electronic Designs Corporation, Solarfun Power Holding and several private companies. Mr. Toy holds B.A. and M.M. degrees from Northwestern University.

EXECUTIVE OFFICERS

Our current executive officers and their ages as of the filing date of this Annual Report on Form 10-K are as follows:

Name	Age	Position
Hong Liang Lu	52	Chief Executive Officer
Peter Blackmore	60	President and Chief Operating Officer
Francis P. Barton	60	Executive Vice President and Chief Financial Officer
Philip Christopher	58	President of UTStarcom Personal Communications LLC
Viraj Patel	45	Vice President, Corporate Controller and Chief Accounting Officer
Mark Green	39	Senior Vice President, Global Human Resources and Real Estate
David King	44	Senior Vice President, International Sales and Marketing

Hong Liang Lu has served as our President and Chief Executive Officer and as a director from June 1991 though December 2006, and as Chairman of the Board from March 2003 to December 2006. On January 1, 2007, he assumed the title of Chief Executive Officer. In June 1991, Mr. Lu co-founded UTStarcom, Inc. under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development company from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as

Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

Peter Blackmore has served as our President and Chief Operating Officer since July 2007. From 2005 until he joined the Company, Mr. Blackmore served as Executive Vice President in charge of world-wide sales, marketing and technology at Unisys Corporation. Prior to joining Unisys in 2005, he served as Executive Vice President of the Customer Solutions Group at Hewlett-Packard Company from 2004 and as Executive Vice President of the Enterprise Systems Group from 2002 through 2004. From 1991 until its acquisition by Hewlett-Packard in 2002, Mr. Blackmore served in a number of senior management positions with Compaq Computer Corporation, most recently as its Executive Vice President of worldwide sales and services from 2000 through 2002. Mr. Blackmore holds an M.A. in Economics from Trinity College, Cambridge, U.K.

Francis P. Barton has served as our Executive Vice President and Chief Financial Officer since August 2005 and as a director since October 2006. From May 2003 to July 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation. From May 2001 to May 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of BroadVision Inc. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation’s Personal Computer Division. Mr. Barton holds a B.S. in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University.

Philip Christopher has served as President of UTStarcom Personal Communications LLC, one of our wholly owned subsidiaries, since June 2004. Prior to joining us, Mr. Christopher was President and CEO of Audiovox Communications Corporation and Executive Vice President of Audiovox Corporation. Prior to our acquisition of Audiovox Communications Corporation, Mr. Christopher had been employed with Audiovox Corporation since 1970 and was elected to the company’s board of directors in 1987. Mr. Christopher was a member of the White House Economic Council, and also serves on the board of directors of the Cellular Telecommunications Industry Association. Mr. Christopher is also the recipient of numerous industry and humanitarian awards and honors, including the prestigious Ellis Island Medal of Honor.

Viraj Patel has served as our Vice President, Corporate Controller and Chief Accounting Officer since November 2005. Prior to joining us, Mr. Patel was Vice President of Finance for Celera Group from July 2005 to October 2005. Mr. Patel also served as Vice President of Finance for Nektar Therapeutics from March 2004 until June 2005. From November 2003 to March 2004, Mr. Patel served as an interim Corporate Controller for Extreme Networks. From 1999 to 2002, Mr. Patel was the Chief Financial Officer of Avanti Corporation. Prior to joining Avanti Corporation Mr. Patel worked for Pall Corporation from 1989 through 1999 where he served as the Chief Accounting Officer. Mr. Patel began his career at PricewaterhouseCoopers in 1982. Mr. Patel holds a BBA from Pace University, New York. He is a Certified Public Accountant from the State of New York and is a member of the New York State Society of CPAs and a member of the American Institute of Certified Public Accountants.

Mark Green has served as our Senior Vice President of Global Human Resources and Real Estate since February 2007, and our Vice President of Human Resources from January 2006 to January 2007. Prior to joining us, Mr. Green was at Verisign Inc. from June 2005 as the Human Resources Director of Verisign Security Services. From 1992 to 2005, Mr. Green was at Nortel, where he joined their Human Resources Leadership Development Program, rotating through multiple Human Resources areas in the U.K. and the U.S. He then moved to Hong Kong, as International Human Resources Services Manager for

the APAC region, returning to the U.S. as Senior Human Resources Business Partner for the Clarify eBusiness-Software Applications Division, then Human Resources Director of Nortel’s Enterprise Division. Mr. Green received his BSEE from Leeds University, U.K., and MSc in Human Resources Management and Industrial Relations from the London School of Economics. He is also a graduate of the Institute of Personnel and Development, U.K.

David King has served as our Senior Vice President, Sales, and Marketing & Services since March 2006. Prior to joining us, Mr. King was the Chief Executive Officer for Visual Wireless AB from 2004 to 2006. From 1999 to 2004, Mr. King was with Ericsson AB, initially as Vice President, Sales and Marketing for Wireline Systems, then as Vice President, Product Management & Marketing and held the position of Vice President and General Manager, Wireline Systems from 2002 to 2004. From 1996 through 1999 Mr. King was with PriceWaterhouse as a principal consultant and from 1992 to 1996 Mr. King was a senior consultant with Omega Partners. Mr. King was Chairman and non-executive board director for Ascade AB, Stockholm from 2001 to 2004. Mr. King served as an officer in the Royal Marines from 1985 to 1989. He holds a BSc in Electrical Engineering from Liverpool University, and an MBA from the London Business School.

AUDIT COMMITTEE MEMBERSHIP, FINANCIAL EXPERTISE AND INDEPENDENCE

The Company has a separately-designated, standing Audit Committee of the Board which currently consists of four members of the Board of Directors, all of whom: (1) meet the criteria for “independence” set forth in rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended; (2) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (3) are able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. The members of the Audit Committee are Mr. Horner, who chairs the committee, and Messrs. Clarke, Lenzmeier and Toy. Messrs. Clarke, Horner and Lenzmeier have been determined by the Board to qualify as “audit committee financial experts” under applicable SEC and NASDAQ rules.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities (“Section 16 Filers”), to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such Section 16 Filers are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16 Filers complied with all Section 16(a) filing requirements except that Mr. Horner filed a Form 4 on May 2, 2006 reporting one transaction late.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”), which applies to all employees including our principal executive officers. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file to the SEC and in other public communications, (iii) compliance with applicable laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (v) accountability for adherence to the Code of Ethics.

As a supplement to the Code of Ethics, we have also adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers (“Code of Ethics for Financial Officers”), which is designed to highlight the legal and ethical obligations of the Chief Executive Officer and financial officers. The Code of Ethics for Financial Officers imposes upon applicable officers certain additional internal reporting requirements for acts committed in violation of the Code of Ethics and/or the securities laws.

Copies of the Code of Ethics and the Code of Ethics for Financial Officers are available on our website at http://investorrelations.utstar.com/governance.

Any waiver of the Code of Ethics or Code of Ethics for Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at http://investorrelations.utstar.com/governance.

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Governance of Executive Officer Compensation Program

Role and Members of the Compensation Committee

The Compensation Committee of the Board of Directors is responsible for determining the Company’s executive officer compensation. The Committee is currently comprised of four members of the Board of Directors, Messrs. Clarke, Horner, Lenzmeier and Toy, all of whom are independent, non-employee directors. Mr. Toy acted as chairperson of the Committee through April 27, 2007, at which time Mr. Lenzmeier assumed the role. Mr. Clarke was added to the Committee on April 27, 2007.

The purpose of the Compensation Committee is to:

•       Approve and oversee the total compensation package for the Company’s executives including their base salaries, incentives, deferred compensation, equity-based compensation, benefits and perquisites;

•       Review and approve corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer (the “CEO”), evaluate CEO performance, and determine CEO compensation based on this evaluation;

•       Review the CEO’s performance evaluation of all executive officers and approve pay decisions; and

•       Review periodically and make recommendations to the Board regarding any equity or long-term compensation plans, and administer these plans.

The Compensation Committee operates according to a charter that details its specific duties and responsibilities. The charter is reviewed at least annually, periodically revised (most recently on February 1, 2007) by the Compensation Committee, and is available on our website in the Corporate Governance section. The charter sets forth the membership requirements, authority and duties of the Compensation Committee which shall consist of no fewer than three members, all of whom (i) meet the independence requirements of the Nasdaq Marketplace Rules, (ii) are “non-employee directors” under the definition of Rule 16b-3 promulgated under Section 16 of the Exchange Act, and (iii) are “outside directors” for purposes of the regulations promulgated under Section 162(m) of the Internal Revenue Code. During the fiscal year ended December 31, 2006, and currently, all members of the Compensation Committee met these criteria.

Process for Evaluating Named Executive Officer Performance and Compensation

The Compensation Committee generally holds at least four scheduled meetings during the year and holds additional meetings periodically to review and discuss executive compensation issues. The Compensation Committee may also consider and take action by written consent. In 2006, the Compensation Committee met eight times.

The Company’s Human Resources department supports the Compensation Committee in its work. The Compensation Committee also has the authority to engage the services of outside advisors, experts and others for assistance. From time to time, the Committee has directed an external advisor to work with the Human Resources department to support management and the Committee in matters such as (i) peer group development, (ii) executive officer benchmarking, including pay-for-performance analyses and tally sheet preparation, and (iii) advising on pay levels and/or pay program design.

Outside Compensation Consultant

During fiscal year 2006, the Compensation Committee did not employ an outside advisor. However, in April 2007, the Compensation Committee engaged an independent compensation consulting firm, Compensia, Inc., to advise the Compensation Committee and the Board on executive and equity compensation matters. The consulting firm reports directly to the Compensation Committee, and the Compensation Committee has sole authority to hire, fire and direct the work of the advisor.

Role of Management in Executive Compensation Process

The Compensation Committee seeks input from our Chief Executive Officer and/or other executives, including our Chief Financial Officer and Senior Vice President, Human Resources, to obtain recommendations with respect to Company compensation programs, practices and packages for executives and other employees. Our Chief Executive Officer’s role in the compensation-setting process consists of (i) evaluating employee performance; (ii) assisting in the establishment of business performance targets and objectives; and (iii) recommending salary levels and equity awards. While the Compensation Committee may discuss our CEO’s compensation package with him, it meets in executive session without him present to determine his compensation.

Executive Compensation Philosophy and Framework

The philosophy of the Compensation Committee is to create a compensation program in which employee compensation is tied to Company performance, market competitiveness, individual performance and employee retention.

Compensation Objectives

UTStarcom’s compensation program is designed to achieve three primary objectives:

1.                Create a high-performance culture by linking rewards to performance;

2.                Be competitive with the market in order to attract, retain and motivate the caliber of talent required to drive shareholder value; and

3.                Apply reward practices in a fair and consistent manner.

Target Pay Position

We primarily use three pay components to support our compensation objectives: base salary, annual cash incentive/bonus and equity. These are discussed in greater detail below under “Evaluation of Named Executive Compensation.” For each of these elements, the Compensation Committee examines peer group compensation practices and targets direct compensation, including base salary, incentive bonus and equity, at the 50th percentile of our primary peer group (as defined in the “Compensation Benchmarking” section below). These target pay positions are the same for all employees in the Company.

The Compensation Committee has approved compensation levels for officers above and below the target pay position, based on individual and Company performance, to ensure an appropriate pay-for-performance alignment. This pay-for-performance alignment is further supported by our use of variable, or at-risk, compensation, which is designed to provide that executives receive target or above-target total compensation only to the extent that Company and individual performance objectives have been achieved.

Compensation Benchmarking

The Compensation Committee examines the compensation practices of two peer groups to assess the competitiveness of executive officer compensation practices and levels. The first peer group (the “primary” peer group) includes 107 high technology companies with between $1 billion and $3 billion in revenue, as reported in Radford’s High-Technology Executive Survey. The profile of the primary peer group aligns with UTStarcom in terms of size, and is our primary source of comparison.

The second peer group (the “secondary” peer group) includes 21 telecom companies with more than $1 billion in annual revenue and is likewise pulled from the Radford High-Technology Executive Survey. The secondary peer group is used as a secondary reference point, and is composed of the following companies:

•Alcatel, USA	• Ericsson	• Samsung Telecom America
•Alltel	• Level 3 Communications	• Scientific—Atlanta
•AT&T/SBC	• Motorola	• Sprint Nextel
•Avaya	• NII Holdings	• T-Mobile
•Corning	• Nokia—US	• Tellabs
•DirecTV	• Qualcomm	• Verizon Wireless
•Embarq	• Qwest Communications	• Virgin Mobile

Both of the Company’s peer groups are reviewed annually by the Compensation Committee, and adjustments are made as necessary to ensure the peer groups continue to properly reflect the market in which UTStarcom competes for talent.

Evaluation of Named Executive Officer Compensation

Base Salary

Base salaries are used to attract, motivate and retain highly qualified executives. Base salary is the primary fixed compensation in the executive pay program and is determined by:

•       Level of responsibility;

•       Expertise and experience of the employee; and

•       Competitive conditions in the industry.

Annual base salary increases, if any, are a reflection of:

•       The individual’s performance for the preceding year;

•       The individual’s pay level relative to similar positions in our peer group;

•       Internal equity with respect to the rest of the executive team;

•       Anticipated future contributions of the executives; and

•       Competitive conditions in the industry.

2006 Base Salary Actions

As part of an annual process, the CEO presented his recommendations for executive officer base salary increases to the Compensation Committee in February, 2006. On February 28, 2006, the Committee met to evaluate Company performance, individual performance and data related to market practices for executive compensation. The Committee then approved the following salary increases for the Company’s named executive officers (the “Named Executive Officers” or the “NEOs”) effective February 1, 2006:

Named Executive Officer	Title	Annualized 2006 Base Salary	% Increase
Hong Liang Lu	President and Chief Executive Officer	$700,000	0%
Ying Wu	Former Executive Vice President and Vice Chairman of the Board; former Chairman and Chief Executive Officer for China (through 5/31/07)	$500,000	0%
Francis P. Barton	Executive Vice President and Chief Financial Officer	$500,000	0%
William Huang	Former Senior Vice President and Chief Technology Officer (through 12/31/06)	$350,000	15%
Michael Sophie	Former Executive Vice President and Chief Operating Officer (through 5/5/06)	$440,000	10%

The Committee, based on its assessment of overall Company performance, left Mr. Lu’s base salary at $700,000, which approximates the 50th percentile of the primary peer group. The base salary increases for Messrs. Huang and Sophie reflect the market analysis conducted prior to the February 2006 meeting. Mr. Huang’s base salary was increased to align mid-way between the 50th and 75th percentile to the market, reflecting his experience and contributions. Mr. Sophie’s base salary was increased to meet the 50th percentile to market. Mr. Barton was hired on August 1, 2005 and the Committee decided not to change his base salary for fiscal year 2006.

2007 Base Salary Actions

Similar to the process undertaken in 2006, the CEO presented 2007 recommendations for base salary increases for the NEOs to the Compensation Committee in February, 2007. The Compensation Committee, after a review of individual and Company performance, as well as market practices for executive compensation, approved the following salary increases for our NEOs, effective as of the dates noted:

Named Executive Officer	2007 Base Salary	% Increase	Effective date
Hong Liang Lu	$700,000	0%	N/A
Ying Wu	$550,000	10%	February 1, 2007
Francis P. Barton	$750,000	50%	January 1, 2007

The Committee did not increase Mr. Lu’s base salary for 2007. The Committee increased Mr. Wu’s salary to align his compensation with that paid to executives with similar responsibilities who are employed by peer companies with revenue comparable to ours. Mr. Barton’s base salary adjustment was made in light of his assumption of substantially greater duties, including responsibility for the Legal and Business

Development departments, after the departure of Mr. Sophie. Mr. Barton’s base salary increase also reflects the Compensation Committee’s assessment of his criticality to ongoing Company success. Messrs. Huang and Sophie terminated their employment with the Company prior to the Committee’s review of 2007 compensation levels. Mr. Huang’s employment terminated on December 31, 2006 and Mr. Sophie’s employment terminated on May 5, 2006.

Mr. Wu’s employment with the Company and its subsidiaries terminated on June 1, 2007. Mr. Wu is eligible to receive severance benefits in accordance with the terms of his Amended and Restated Change of Control/Involuntary Termination Severance Agreement dated November 14, 2006, which provides that if Mr. Wu’s employment with us terminated as a result of a regular involuntary termination during the period of employment apart from a change of control, (i) Mr. Wu would be entitled to 12 months of base salary as in effect as of the date of such termination, payable in a lump sum within 30 days of termination, and 100% of the bonus for the year in which termination occurred, (ii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to Mr. Wu would become fully vested and/or exercisable to the extent such equity awards were outstanding and/or unexercisable at the time of such termination, (iii) Mr. Wu would be permitted to exercise such vested equity awards for the shorter period of (a) 12 months from the date of termination and (b) the remaining term of the respective equity awards, and (iv) we would continue to provide Mr. Wu the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA or 12 months from the termination date. As a result, Mr. Wu is eligible to receive a total of $998,768.83 (comprised of $550,000 in base salary, $440,000 in bonus, subject to applicable withholding, and $8,768.83 for the balance of his health care premiums).

Mr. Wu has asserted that he continues to have a right to employment with one of the Company’s subsidiaries in China.

In May 2007, the Compensation Committee discussed certain compensation arrangements to be presented to a candidate for the position of Chief Operating Officer of the Company. In determining the components of the compensation arrangements and the reasonableness thereof, the Committee considered the candidate’s previous experience and industry knowledge, the Company’s strategic direction, the level of responsibility to be assumed by the candidate, both in the short and long term, and the availability of qualified candidates in the marketplace.

On May 27, 2007, the Company entered into an agreement with Mr. Peter Blackmore (the “Blackmore Agreement”), pursuant to which Mr. Blackmore was offered the position of President and Chief Operating Officer of the Company. The Blackmore Agreement provides that Mr. Blackmore shall, upon commencement of employment with the Company, receive (i) an annual salary of $800,000, which shall never be reduced below the current level, (ii) a signing bonus of $100,000, (iii) an annual bonus equal to 100% of Mr. Blackmore’s annual salary, based upon the Company’s performance and achievement of mutually agreed upon performance objectives (an annual bonus for the 2007 calendar year of 50% of Mr. Blackmore’s annual salary is guaranteed), and (iv) upon approval of the Board of Directors of the Company, a restricted cash award equal to $5,200,000, payable over a four (4) year period as follows: (a) $4,000,000 will vest as follows: $1,000,000 will vest and become payable on each annual anniversary of Mr. Blackmore’s employment start date, subject to his continuing to provide services to the Company through each applicable vesting date, and (b) an additional $300,000 will vest and become payable on the first anniversary of the date of grant, and $25,000 will vest each month thereafter, subject to his continuing to provide services to the Company through each applicable vesting date. In the event of Mr. Blackmore’s death or disability all amounts under (iv) above will accelerate.

Additionally, pursuant to the terms of the Blackmore Agreement, the Company entered into a Change of Control/Involuntary Termination Severance Agreement with Mr. Blackmore, effective July 2, 2007. For a description of the material terms of this agreement, please see “Employment Contracts and Change of Control Arrangements with Executive Officers Other Than Named Executive Officers” in the section entitled “Potential Payments Upon Termination and Change on Control” included in this Annual Report on Form 10-K.

Bonus

UTStarcom’s annual bonus program is a discretionary, variable cash incentive program designed to reward executives (as well as all employees) for achieving key operational goals. At the beginning of each fiscal year, the Compensation Committee approves specific executive officer goals which reflect the process of “management by objective” (the “MBOs”) and which are used to measure performance in the upcoming year for the purpose of determining bonus and equity awards. In addition to measures of corporate performance, such as bookings, revenue and margin, the Compensation Committee also evaluates individual performance, approves weightings and makes other appropriate adjustments. CEO performance was based fifty percent on financial results and fifty percent on the achievement of approved MBOs in the areas of quality, people development, customer expansion, strategic products and business systems and process improvement.

Metrics for non-CEO executive officers are set by the CEO and approved by the Compensation Committee. Individual performance was based fifty percent on financial results, and fifty percent on individual MBOs. Financial measures established in 2006 for the NEOs other than the CEO varied, based on their position. Fifty percent of Mr. Wu’s performance was based on UTStarcom’s performance in China, as measured by bookings, revenue, contribution margin and cash collection. The remaining fifty percent of Mr. Wu’s performance was measured by achievement of MBOs in the areas of quality, people development, strategic product sales, business systems and process improvement and compliance. Fifty percent of Mr. Barton’s performance was based on financial measures including corporate revenue, bookings, gross margin and operating margin, operating cash flow and inventory. The remaining fifty percent of Mr. Barton’s performance was measured by achievement of MBOs in the areas of investor relations, business planning and analysis, compliance, and expense control. Messrs. Huang and Sophie were not eligible to participate in the bonus program due to their termination of employment with the Company during fiscal year 2006.

2006 Bonus Payouts for 2005 Performance

Bonuses for the 2005 performance year were determined by the Compensation Committee in February 2006, and reflect the Committee’s assessment of Company performance for the fiscal year ended December 31, 2005. The Compensation Committee decided not to pay bonuses to its executive officers other than Mr. Huang who was awarded $75,000 based upon his technical contributions and competitive market data. Bonus decisions, other than the bonus of $250,000 paid to Mr. Barton as stipulated in his offer letter with the Company, were based on the Company’s 2005 performance, current market rate data, and MBO achievement.

2007 Bonus Payouts for 2006 Performance

In February 2007, Mr. Lu, our CEO, presented recommendations to the Compensation Committee for bonus payments to the NEOs other than himself, based on his assessment of their performance. The Compensation Committee retained the authority to assess Mr. Lu’s performance in connection with the bonus payout process. The Compensation Committee approved the following 2006 bonus payments for the NEOs, based on corporate and individual performance:

Named Executive Officer	2006 Annual Bonus Target as a Percent of Base Salary	2006 Bonus Paid	Bonus Paid as Percentage of Target
Hong Liang Lu	100%	$315,000	45%
Ying Wu	80%	$320,000	80%
Francis P. Barton	80%	$750,000	187.5%

Based on corporate and individual performance, the Compensation Committee set Mr. Lu’s bonus at 45% of his target, or $315,000. The Compensation Committee determined that Mr. Wu had achieved 80% of the performance measures relevant to his incentive bonus determination, based on individual and corporate performance and that Mr. Barton had achieved 100% of the performance measures relevant to his incentive bonus determination, based on individual and corporate performance. Also in February 2007, the Compensation Committee exercised its discretion and decided, based on Mr. Barton’s unique and extraordinary performance in 2006, to award him a cash performance bonus for 2006 of 187.5% of his 2006 annual bonus target. Messrs. Huang and Sophie were not eligible to receive bonuses since they had terminated their employment with the Company prior to February 1, 2007, the date on which the Compensation Committee determined bonus awards.

Equity Compensation

Officers and other employees of the Company are eligible to participate in the 2006 Equity Incentive Plan, which was adopted by the Board of Directors and approved by the stockholders in July of 2006. They are also eligible to participate in the Company’s Employee Stock Purchase Plan, as described below.

Equity compensation is the largest component of UTStarcom’s executive officer compensation program. We believe this is an effective way to align the interests of our executive officers with those of our stockholders in order to achieve long-term stock price growth. In designing the equity program, we take into account stockholder concerns about stock usage and dilution. The Compensation Committee limits annual net issuances of stock-based awards, subject to extraordinary events (e.g., acquisitions). The Compensation Committee adjusts this target rate from year-to-year based on performance and retention issues, and to stay in line with market practices. Our three-year annual average actual net issuance of stock-based awards in 2006 is 4.8% of outstanding common stock.

In 2006, approximately 50% of NEO equity award value was delivered in stock options and approximately 50% was delivered in stock awards, which are generally designated in restricted stock units and settled in our common stock. Stock options were granted to the NEOs subject to performance-based, one-year cliff vesting. The number of stock options that vested was based on Company and individual performance. Similarly, performance-based stock awards were granted to the NEOs based on Company and individual performance. The portion of stock awards that vested was based on Company and individual performance. Performance for equity awards is generally measured against the same criteria as were discussed in the “Bonus” section above.

2007 Equity Awards for 2006 Performance

On February 28, 2006, the Compensation Committee approved the grant of performance-based equity awards to each of the NEOs. The number of options that would vest and the number of performance shares to be issued to each NEO was to be determined by the Compensation Committee as soon as practicable following the 2006 fiscal year end, based on each executive officer’s achievement of certain performance goals set by the Committee on the date of grant. The performance goals were tailored to each individual and included (i) achievement of corporate financial measures such as bookings, gross margin, revenue, operating profit, cash flow, inventory turns, contribution margin and cash collections, (ii) achievement of corporate objectives relating to quality and organization and (iii) achievement by such executive officer of additional individualized performance objectives reviewed and approved by the Compensation Committee.

At its meeting on February 1, 2007, the Compensation Committee determined that most of the performance objectives set for fiscal year 2006 for the Company and the NEOs had been met and determined the following awards for the NEOs:

Named Executive Officer	Stock Option Award Granted	Stock Option Award Vested	Target Performance Share Award	Actual Performance Share Award (1)	Percentage of Actual Awards versus Target
Hong Lu	260,000	234,000	130,000	117,000	90%
Ying Wu	100,000	80,000	50,000	40,000	80%
Francis P. Barton	92,000	92,000	46,000	46,000	100%

(1)          On February 1, 2007, the Compensation Committee determined that the named executive officers would be eligible to receive the number of performance shares set forth in this column at such time as the Committee shall approve the issuance of the performance stock in compliance with applicable law. The Compensation Committee has not yet approved the issuance of the performance stock.

2006 Equity Awards for 2005 Performance

No equity awards were granted to the NEOs in 2006 for 2005 performance.

Employee Stock Purchase Plan

Our executive officers are also eligible to participate in the Company’s Employee Stock Purchase Plan, to the same extent as all employees. The ESPP allows employees to purchase UTStarcom stock at a 15% discount. Up to 15% of an employee’s annual base salary, but not more than $25,000, may be allocated to the purchase of the Company’s common stock under this plan.

Benefits, Perquisites and Other Compensation

We provide medical and other benefits to executives that are generally available to other full-time employees, including group term life insurance, expatriate remuneration for those employees who are assigned overseas and who qualify under the terms of our expatriate remuneration plan, tuition reimbursement and a 401(k) plan. The 401(k) plan is a defined contribution plan and, after one year of service, employees are eligible to receive a matching contribution from the Company of up to $5,500. All of our named executive officers participated in our 401(k) plan during 2006 and received matching contributions.

We also provide the NEOs and other selected executives with certain perquisites including financial planning services, business travel accident insurance, and in the case of Mr. Barton, daily transportation to and from our offices.

The Compensation Committee reviews the perquisites provided to executive officers as part of its overall review of executive compensation. The Compensation Committee has determined the type and amount paid in perquisites to be within the appropriate range of competitive compensation practices. Details about the NEO’s perquisites, including the fiscal year 2006 cost to the Company, are shown in the Summary Compensation Table under the “All Other Compensation” column and the accompanying narrative.

Post-Employment Obligations

During 2006, the Company was party to change of control and involuntary termination severance agreements with each of the Named Executive Officers. For a description of the material terms of these agreements, please see “Employment Contracts and Severance Agreements with Named Executive Officers” in the section entitled “Potential Payments Upon Termination and Change on Control” included in this Annual Report on Form 10-K. The Compensation Committee believes these agreements are in the best interest of the Company’s stockholders. As with any public company, the possibility of change of control exists for UTStarcom. Such a change of control typically means a degree of ambiguity for executives about the stability of their employment. The Compensation Committee believes these agreements help to ensure that executives will remain focused on, and committed to, the interests of the business throughout the process of exploring and/or executing a change of control.

For purposes of each of the agreements described above that contain change of control involuntary termination provisions, change of control involuntary termination includes a significant reduction in employee responsibilities, a substantial reduction in facilities and/or perquisites, a reduction of base salary and/or benefits, a relocation of the employee of more than 50 miles for his or her current location, or the failure of an acquirer to assume the agreements discussed in this section. In all cases, the executive can retain his or her employment by agreeing to any of these changes.

In June 2006, the Compensation Committee adopted the Executive Involuntary Termination Severance Pay Plan, which extends certain change of control and severance benefits to some of the Company’s executive officers who are not named executive officers. Please see “Employment Agreements and Change of Control Arrangements with Executive Officers Other Than Named Executive Officers” in this Annual Report on Form 10-K for a description of the material terms of the plan. The Compensation Committee believes that the terms of the plan is in the best interests of the Company and its stockholders in that the plan, like the agreements with our Named Executive Officers described above, helps to ensure the focus and commitment of our executive team during the process of exploring and/or executing a change of control.

Reasonableness of Compensation

The Compensation Committee believes it is fulfilling UTStarcom’s compensation objectives and in particular, rewarding executive officers in a manner that supports our strong pay-for-performance philosophy. Executive compensation is tied to our performance and is structured to ensure that there is an appropriate balance between our long-term and short-term performance, and also a balance between our operational performance and stockholder return. On average, the target total direct pay position for the Named Executive Officers in 2006 was between the 50th and 75th percentile of the primary peer group. The Compensation Committee believes the average target pay position relative to market and pay mix are reasonable and appropriate.

Other Considerations

Equity Grant Practices

The Compensation Committee approves all equity grants to our executive officers. During fiscal year 2006, the Company’s equity award pool for awards (including new hire grants and any merit or focal awards) to be made during that period was approved by the Board of Directors. A percentage of this total approved pool was designated for distribution to the company executives. Functional Vice Presidents recommended annual equity grants to their supervised employees based on individual performance, with our Chief Executive Officer making recommendations for his direct reports. The Company’s Human Resources personnel then compiled the list of recommendations and presented those recommendations to the Compensation Committee for approval. Any recommendation with respect to equity grants for our Chief Executive Officer was made by the Compensation Committee. The fair market value of the options granted was established as of the date on which the Compensation Committee approved the grants.

On April 10, 2007, the Compensation Committee adopted the UTStarcom, Inc. Equity Award Grant Policy and Procedures, which applies to all equity awards from that date forward. In accordance with the Company’s equity award grant policy, equity awards to executive officers are considered and approved as follows:

•       All equity awards to executive officers are to be approved by the Compensation Committee;

•       The Compensation Committee will use its best efforts to approve equity awards at a duly called meeting of the Compensation Committee, and awards will be made by unanimous written consent only if meetings are unable to be held;

•       The date of grant of any equity award will be the last trading day in the month in which the Compensation Committee approves the award; and

•       For purposes of equity awards that are to be granted at the fair market value of the Company’s common stock, the fair market value shall be the closing sales price per share of the Company’s common stock on the date of grant.

Compensation Committee meetings may be held at any time to consider the approval of equity awards proposed to be provided to new executive officers (including new executive officers resulting from either new hires or promotions, but other than annual focal awards, as described below), but equity awards granted by the Compensation Committee shall become effective as of the last trading day of the month of grant.

Compensation Committee meetings to consider the approval of annual focal awards to executive officers shall be held during the last two weeks of February of each year, if reasonably practicable and subject to compliance with applicable laws, rules and regulations. If a meeting cannot be held and/or equity awards cannot be granted in accordance with applicable laws, rules and regulations during this time period, the Compensation Committee shall determine the meeting date for the consideration and approval of focal awards. The Compensation Committee shall meet to approve focal equity awards during an open trading window as such term is defined in the Company’s Insider Trading Policy.

Option grants made to employees who are not executive officers or corporate vice presidents may be made by the Awards Committee, a management committee duly formed and authorized by the Compensation Committee and consisting of the Company’s Chief Financial Officer, Senior Vice President of Human Resources, General Counsel and Chief Accounting Officer. The Awards Committee may grant only stock options and only then in accordance with specific guidelines set by the Compensation Committee. Any option grants approved by the Awards Committee are effective as of the last trading day of the month of grant. Equity grants are made subject to an annual equity pool approved by the

Compensation Committee. The pool consisted of 5.4 million shares in 2006. The Human Resources Department provides quarterly tracking updates to the Compensation Committee regarding equity usage.

Tax Considerations

Section 162(m) of the Internal Revenue Code states that public companies cannot deduct compensation paid to certain of its top executive officers in excess of $1 million per officer per year. We believe it is in our best interest, to the extent practical, to have executive officer compensation be fully deductible under Section 162(m). However, the Compensation Committee also retains the discretion, for competitive reasons, to provide compensation that may not be fully deductible. In a few instances, a portion of our annual bonus payments to certain of our executive officers does not currently qualify as deductible under Section 162(m). The Compensation Committee will continue to evaluate whether it is in the Company’s best interest to qualify future incentive awards under Section 162(m). While stock options granted under our 1997 plan did not meet the requirements of Section 162(m), future equity awards will be granted under our 2006 plan, which was approved by our stockholders and therefore meets the requirements under Section 162(m). UTStarcom is currently in a non-taxpaying situation, and is not subject to tax liabilities for executive pay in excess of the $1 million limit.

Stock Ownership Guidelines

Effective January 1, 2006, by the decision of the Nominating and Governance Committee of the Board, the Company imposed minimum stock ownership guidelines for certain executive officers as well as non-executive directors of the Company. Each executive officer is expected to acquire the required number of shares of common stock as set forth by the guidelines (which range from 10,000 shares to 50,000 shares, depending on the level of responsibility of the officer) before the later of (i) four years after the effective date of the guidelines or (ii) four years after an officer’s appointment to such executive office.

REPORT OF THE COMPENSATION COMMITTEE

The following is the report of the Compensation Committee. The information contained in this report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates the information by reference in such filing.

The Compensation Committee of the Board of UTStarcom, Inc. was established on January 31, 1997 and is currently comprised of four members: Messrs. Clarke, Horner, Lenzmeier and Toy. Mr. Lenzmeier, the Chairman of the Compensation Committee, and Messrs. Horner and Toy served on the Committee throughout 2006. Mr. Clarke was appointed to serve on the Compensation Committee on April 27, 2007.

During 2006, the Compensation Committee was comprised solely of non-employee directors who were each: (i) independent as defined under the NASDAQ Marketplace Rules, (ii) a non-employee director for purposes of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. During 2007, the Committee will continue to be comprised of directors who meet these same standards.

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K with management, including UTStarcom’s Chief Executive Officer and Chief Financial Officer. Based on this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.

The Compensation Committee

Allen Lenzmeier, Chairman
Larry D. Horner
Thomas J. Toy
Jeff Clarke*

*       Appointed April 27, 2007

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consisted of Messrs. Horner, Lenzmeier and Toy throughout the 2006 fiscal year. All members of the Compensation Committee during 2006 were independent directors in accordance with the applicable independence requirements of the NASDAQ Marketplace Rules, and none were employees or officers or former employees of the Company. During 2006, no executive officer of the Company served on the compensation committee (or equivalent) or board of directors of another entity whose executive officer(s) served on the Compensation Committee or Board.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2006

The following table presents information concerning the total compensation of our principal executive officer, principal financial officer and three most highly compensated executive officers, other than our principal executive officer and principal financial officer, who were serving as executive officers at the end of our 2006 fiscal year (the “named executive officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2006

Name and principal position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)		Total ($)
Hong Liang Lu* Chief Executive Officer	2006	700,000		315,000	930,549	1,376,655	18,345	(4)	3,340,549
Francis P. Barton Executive Vice President and Chief Financial Officer	2006	500,000		750,000	586,326	823,294	101,769	(5)	2,761,389
Ying Wu** Former Executive Vice President and Vice Chairman	2006	500,000		320,000	318,136	604,808	290,038	(6)	2,032,982
William Huang*** Former Senior Vice President and Chief Technology Officer	2006	345,833		0	0	261,546	196,859	(7)	804,238
Michael J. Sophie**** Former Executive Vice President and Chief Operating Officer	2006	153,359	(8)	0	0	0	316,917	(9)	470,276

*                     Mr. Lu served as President, Chief Executive Officer and Chairman of the Board until December 31, 2006. On January 1, 2007, he assumed the title of Chief Executive Officer.

**               Mr. Wu’s employment as our Executive Vice President and Chairman and Chief Executive Officer of our subsidiary, UTStarcom China Co., Ltd., terminated on June 1, 2007.

***         Mr. Huang resigned as our Senior Vice President and Chief Technology Officer as of December 31, 2006.

****   Mr. Sophie resigned as our Executive Vice President and Chief Operating Officer as of May 5, 2006.

(1)           This amount represents amounts paid or to be paid in 2007 with respect to 2006 performance, and does not include amounts paid in 2006 with respect to performance in prior years.

(2)           Amounts shown do not reflect compensation actually received by the named executive officers. Instead, amounts shown are the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), including amounts for stock awards granted in and prior to 2006. Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts include awards with performance-based vesting conditions, with compensation initially measured under SFAS 123(R) at grant date fair value on February 28, 2006 and re-measured at each financial statement reporting date. For a discussion on the Compensation Committee’s final award determinations based upon the performance-based vesting conditions and the cumulative dollar amount recognized for financial statement reporting in accordance with SFAS 123(R), please see footnotes 1 and 3 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 3 to our 2006 Consolidated Financial Statements that are part of this Annual Report.

(3)           Amounts shown do not reflect compensation actually received by the named executive officers. Instead, amounts shown are the dollar amounts recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), including amounts for stock awards granted in and prior to 2006. Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts include awards with performance-based vesting conditions, with compensation initially measured under SFAS 123(R) at grant date fair value on February 28, 2006 and re-measured at each financial statement reporting date. For a discussion on the Compensation Committee’s final award determinations based upon the performance-based vesting conditions and the cumulative dollar amount recognized for financial statement reporting in accordance with SFAS 123(R), please see footnotes 2 and 3 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 3 to our 2006 Consolidated Financial Statements that are part of this Annual Report.

The exercise price of certain stock options granted under option agreements executed in February 2002 increased from $20.25 per share to $22.93 per share, and certain stock options granted under option agreements executed in July 2002 increased from $15.72 per share to $20.82 per share. The incremental fair value, computed as of the modification date in accordance with SFAS 123(R), with respect to each such modified award is $0. For a discussion on modifications made to outstanding equity awards held by certain named executive officers, please see the section entitled “Executive Compensation—Modifications to Outstanding Equity Awards” contained in this Annual Report.

(4)           This amount consists of $12,200 for financial planning services for executives, a premium payment of $645 for life insurance coverage under our Business Travel Accident Insurance Policy and 401(k) match payments in the aggregate amount of $5,500.

(5)           This amount consists of $10,000 for financial planning services for executives, a premium payment of $645 for life insurance coverage under our Business Travel Accident Insurance Policy, $85,624 for car allowance and service and 401(k) match payments in the aggregate amount of $5,500.

(6)           This amount consists of a housing allowance of $48,000 paid in connection with Mr. Wu’s international work assignment, a tax assistance payment of $216,413 paid in connection with our tax equalization policy whereby we provide qualified employees with tax assistance to mitigate the tax differential arising from an employee’s international work assignment, a tax return filing fee payment of $250, $19,230 for payout of accrued but unused paid time off, a premium payment of $645 for life insurance coverage under our Business Travel Accident Insurance Policy and 401(k) match payments in the aggregate amount of $5,500.

(7)           This amount consists of a housing allowance of $32,000 paid in connection with Mr. Huang’s international work assignment, a tax assistance payment of $76,919 paid in connection with the Company’s tax equalization policy whereby the Company provides qualified employees with tax assistance to mitigate the tax differential arising from an employee’s international work assignment, an education tuition allowance of $14,490 paid in connection with Mr. Huang’s international work assignment, $67,305 for accrued but unused paid time off paid in connection with termination of employment, a premium amount of $645 for life insurance coverage under our Business Travel Accident Insurance Policy and 401(k) match payments in the aggregate amount of $5,500.

(8)           This amount reflects the base salary Mr. Sophie had earned as of May 5, 2006.

(9)           This amount consists of $12,200 for financial planning services for executives, $220,000 which is equivalent to six months of Mr. Sophie’s base salary, paid as part of the severance payments to him in connection with termination of employment, $71,074 for Mr. Sophie’s accrued but unused paid time off and floating holiday benefits, $6,943 for six months of Mr. Sophie’s COBRA premiums paid in a lump sum, less applicable withholdings, and 401(k) match payments in the aggregate amount of $6,700.

From time to time, we enter into offer letters and other agreements with our executive officers. For a description of the material terms of such offer letter and a description of severance and change of control agreements entered into with certain of our executive officers, please see the section entitled “Employment Contracts and Severance Agreements” in the “Potential Payments Upon Termination and Change of Control” section included in this Annual Report on Form 10-K.

In February 2007, the Compensation Committee of the Board of Directors approved an increase in Mr. Barton’s annual base salary from $500,000 to $750,000, effective January 1, 2007. In addition, the Compensation Committee approved an increase in Mr. Wu’s annual base salary from $500,000 to $550,000, effective February 1, 2007. Mr. Wu’s employment with the Company terminated on June 1, 2007. Please see “2007 Base Salary Actions” in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for a description of the actions taken by the Compensation Committee with respect to salaries of our named executive officers for fiscal year 2007.

For a description of material modifications made during fiscal year 2006 to the named executive officers’ outstanding equity awards, please see the section entitled “Modifications to Outstanding Equity Awards” included in this Annual Report on Form 10-K.

For a description of the Company’s process for determining the payment of discretionary bonuses to its executive officers, please see the section entitled “Bonus” in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K.

GRANTS OF PLAN-BASED AWARDS

The following table presents information concerning grants of plan-based awards to each of the named executive officers during the fiscal year ended December 31, 2006.

GRANT OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

		Estimated Future Payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold (#)(4)	Target (#)		Maximum (#)(4)	Awards ($/Sh)	Awards (3)($)
Hong Liang Lu	2/28/2006	—	130,000	(1)	—	—	812,337
	2/28/2006	—	260,000	(2)	—	6.25	811,200
Francis P. Barton	2/28/2006	—	46,000	(1)	—	—	287,443
	2/28/2006	—	92,000	(2)	—	6.25	287,040
Ying Wu*	2/28/2006	—	50,000	(1)	—	—	312,438
	2/28/2006	—	100,000	(2)	—	6.25	312,000
William Huang**	2/28/2006	—	33,333	(1)	—	—	208,290
	2/28/2006	—	66,667	(2)	—	6.25	208,001
Michael J. Sophie†	2/28/2006	—	41,800	(1)	—	—	261,198
	2/28/2006	—	83,600	(2)	—	6.25	260,832

*                    Mr. Wu’s employment as our Executive Vice President and Vice Chairman of the Board and Chairman and Chief Executive Officer of our subsidiary, UTStarcom China Co., Ltd., terminated on June 1, 2007.

**             Mr. Huang resigned as our Senior Vice President and Chief Technology Officer as of December 31, 2006.

†                    Mr. Sophie resigned as our Executive Vice President and Chief Operating Officer as of May 5, 2006.

(1)          Represents stock award opportunity, based upon Company and individual performance objectives established and tailored for each named executive officer by the Compensation Committee for our 2006 fiscal year. These objectives included (i) achievement of corporate financial measures such as bookings, gross margin, revenue, operating profit, cash flow, inventory turns, contribution margin and cash collections, (ii) achievement of corporate objectives relating to quality and organization and (iii) achievement by such executive officer of additional individualized performance objectives reviewed and approved by the Compensation Committee. On February 1, 2007, the Compensation Committee determined that Mr. Lu would be eligible to receive 117,000 shares of Common Stock; Mr. Wu would be eligible to receive 40,000 shares of Common Stock; and Mr. Barton would be eligible to receive 46,000 shares of Common Stock. Messrs. Huang and Sophie were not eligible to receive any shares due to their prior termination of employment with us.

(2)          The options were issued to each executive officer under the 1997 Plan. Each option has an exercise price of $6.25 per share, which equals the closing price of our Common Stock on the NASDAQ Stock Market on the date of grant. The options were subject to one-year cliff vesting, in addition to vesting based upon Company and individual performance objectives established and tailored for each executive officer by the Compensation Committee for our 2006 fiscal year. These objectives included (i) achievement of corporate financial measures such as bookings, gross margin, revenue, operating profit, cash flow, inventory turns, contribution margin and cash collections, (ii) achievement of corporate objectives relating to quality and organization and (iii) achievement by such executive officer of additional individualized performance objectives reviewed and approved by the Compensation Committee. On February 1, 2007, the Compensation Committee determined that the following number of shares underlying the performance options would vest: 234,000 shares for Mr. Lu; 80,000 shares of for Mr. Wu; and 92,000 shares for Mr. Barton. Messrs. Huang and Sophie were not eligible to receive any shares due to their prior termination of employment with us.

(3)          The value of a stock or option award opportunity reflects the dollar amounts initially measured under SFAS 123(R) at the grant date fair value. The value of the stock award vesting to Messrs. Lu, Wu and Barton was $1,052,854, $359,950 and $413,943, respectively, reflecting the cumulative dollar amount recognized for financial statement reporting purposes based on the fair value of the Company’s common stock on February 1, 2007, the date the Compensation Committee finalized such award, determined in accordance with SFAS 123(R). Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The value of the option awards vesting to each of Messrs. Lu, Wu and Barton was $1,243,243, $425,040 and $488,796, respectively, reflecting the cumulative dollar amount recognized for financial statement reporting purposes based on the fair value of the Company’s common stock on February 1, 2007, the date the Compensation Committee finalized such award, determined in accordance with SFAS 123(R). Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 15 to our 2006 Consolidated Financial Statements that are part of this Annual Report.

The exercise price of certain stock options granted under option agreements executed in February 2002 were increased from $20.25 per share to $22.93 per share, and certain stock options granted under option agreements executed in July 2002 were increased from $15.72 per share to $20.82 per share. The incremental fair value, computed as of the modification date in accordance with SFAS 123(R), with respect to each such modified award is $0. For further discussion on modifications made to outstanding equity awards held by certain named executive officers, please see the section entitled “Executive Compensation—Modifications to Outstanding Equity Awards” contained in this Annual Report.

(4)          There are no thresholds or maximums (or equivalent items) for the equity incentive plan awards.

No amounts were paid to the named executive officers pursuant to a non-equity incentive award plan. Please see the “Bonus” column in the Summary Compensation Table included in this Annual Report for amounts paid as discretionary bonuses to certain named executive officers.

Outstanding Equity Awards at Fiscal Year-End 2006

The following table sets forth the outstanding equity awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006

	OPTION AWARDS							STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1)(#)
Hong Liang Lu	400,000	—		—	4.50		8/31/2009	—	—	—		—
	150,000	—		—	13.00		2/3/2010	—	—	—		—
	100,000	—		—	15.00		10/17/2010	—	—	—		—
	100,000	—		—	12.50		12/20/2010	—	—	—		—
	150,000	—		—	22.93	(2)	2/27/2012	—	—	—		—
	75,000	—		—	20.82	(3)	7/24/2012	—	—	—		—
	115,000	5,000	(4)	—	19.04		2/2/2013	—	—	—		—
	250,000	—		—	37.46		1/19/2014	—	—	—		—
	—	260,000	(5)	—	6.25		2/27/2016	—	—	—		—
	—	—		—	—		—	—	—	—		—
									—	—		—
									—	130,000	(13)	1,137,338
Francis P. Barton	133,334	266,666	(6)	—	8.82		7/31/2015	—	—	—		—
	—	92,000	(7)	—	6.25		2/27/2016	—	—	—		—
		—		—	—		—	—	—	—		—
										46,000	(13)	402,443
										75,000	(14)	656,156
Ying Wu*	80,000	—		—	4.50		4/25/2009	—	—	—		—
	75,000	—		—	13.00		2/3/2010	—	—	—		—
	55,000	—		—	15.00		10/17/2010	—	—	—		—
	55,000	—		—	12.50		12/20/2010	—	—	—		—
	100,000	—		—	22.93	(2)	2/27/2012	—	—	—		—
	50,000	—		—	20.82	(3)	7/24/2012	—	—	—		—
	81,459	3,541	(8)	—	19.04		2/2/2013	—	—	—		—
	200,000	—		—	37.46		1/19/2014	—	—	—		—
	—	100,000	(9)	—	6.25		2/27/2016	—	—	—		—
								—	—	—		—
								—	—	50,000	(13)	437,438
William Huang**	50,000	—		—	15.00		10/17/2010	—	—	—		—
	40,000	—		—	12.50		12/20/2010	—	—	—		—
	80,000	—		—	22.93	(2)	2/27/2012	—	—	—		—
	40,000	—		—	20.82	(3)	7/24/2012	—	—	—		—
	47,917	2,083	(10)	—	19.04		2/2/2013	—	—	—		—
	100,000	—		—	37.46		1/19/2014	—	—	—		—
	20,313	54,687	(11)	—	8.29		11/29/2015	—	—	—		—
	—	66,667	(12)	—	6.25		2/27/2016	—	—	33,333	(13)	291,622
Michael J. Sophie†	—	—		—	—			—	—	—		—

                    *  Mr. Wu’s employment as our Executive Vice President and Chairman and Chief Executive Officer of our subsidiary, UTStarcom China Co., Ltd., terminated on June 1, 2007.

                **  Mr. Huang resigned as our Senior Vice President and Chief Technology Officer as of December 31, 2006.

                    †  Mr. Sophie resigned as our Executive Vice President and Chief Operating Officer as of May 5, 2006 and had no outstanding equity awards as of December 31, 2006.

              (1)  Value is based on the closing price of our Common Stock of $8.75 on December 29, 2006, the last trading date of fiscal year 2006, as reported on the NASDAQ Stock Market.

              (2)  The exercise price of the stock option was increased from $20.25 per share to $22.93 per share. For further discussion on the repricing, please see the section entitled “Executive Compensation—Modifications to Outstanding Equity Awards” contained in this Annual Report.

              (3)  The exercise price of the stock option was increased from $15.72 per share to $20.82 per share. For further discussion on the repricing, please see the section entitled “Executive Compensation —Modifications to Outstanding Equity Awards” contained in this Annual Report.

              (4)  The options were granted on February 3, 2003, and became fully vested and exercisable as of February 3, 2007.

              (5)  The options were granted on February 28, 2006, and options for 234,000 shares became fully vested and exercisable as of February 28, 2007, as determined by the Compensation Committee on February 1, 2007 based upon established Company and management performance objectives for our 2006 fiscal year. For further information on these performance objectives, please see footnote 2 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report.

              (6)  The options were granted on August 1, 2005, and are exercisable in 25% annual increments beginning August 1, 2005.

              (7)  The options were granted on February 28, 2006 and became fully vested and exercisable as of February 28, 2007, as determined by the Compensation Committee on February 1, 2007 based upon established Company and management performance objectives for our 2006 fiscal year. For further information on these performance objectives, please see footnote 2 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report.

              (8)  The options were granted on February 3, 2003, and became fully vested and exercisable as of February 3, 2007.

              (9)  The options were granted on February 28, 2006, and options for 80,000 shares became fully vested and exercisable as of February 28, 2007, as determined by the Compensation Committee on February 1, 2007 based upon established Company and management performance objectives for our 2006 fiscal year. For further information on these performance objectives, please see footnote 2 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report.

          (10)  The options were granted on February 3, 2003, and were forfeited in connection with the termination of Mr. Huang’s employment with us effective as of December 31, 2006.

          (11)  The options were granted on November 30, 2005, and were forfeited in connection with the termination of Mr. Huang’s employment with us effective as of December 31, 2006.

          (12)  The options were granted on February 28, 2006, and were forfeited in connection with the termination of Mr. Huang’s employment with us effective as of December 31, 2006.

          (13)  Represents stock award opportunity, based on Company and individual performance objectives established and tailored for each named executive officer by the Compensation Committee for our 2006 fiscal year. On February 1, 2007, the Compensation Committee determined, based on Company and individual performance during the 2006 fiscal year, that Mr. Lu would be eligible to receive 117,000 shares of Common Stock; Mr. Wu would be eligible to receive 40,000 shares of Common Stock; and Mr. Barton would be eligible to receive 46,000 shares of Common Stock. Messrs. Huang and Sophie were not eligible to receive any shares due to their prior termination of employment with us. For further information on these performance objectives, please see footnote 1 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report.

          (14)  Represents restricted stock issued upon the exercise of stock purchase rights granted to Mr. Barton on August 1, 2005 in connection with commencement of Mr. Barton’s employment with us. The original award of 100,000 shares of restricted stock vests in equal installments of 25,000 shares per year on each of the first four anniversaries of the date of grant.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006

The following table presents all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the named executive officers during the fiscal year ended December 31, 2006.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Hong Liang Lu	—	—	—	—
Francis P. Barton	—	—	25,000	192,969
Ying Wu	—	—	—	—
William Huang	—	—	—	—
Michael J. Sophie	—	—	—	—

(1)          The value realized equals $7.72, the closing price of our Common Stock on August 1, 2006 (the vesting date) multiplied by the number of shares that vested, less the original purchase price for the number of vested shares of $0.00125 per share.

POTENTIAL PAYMENTS UPON TERMINATION AND CHANGE OF CONTROL

Employment Contracts and Severance Agreements with Named Executive Officers

Hong Liang Lu.   We entered into a Change of Control Severance Agreement dated January 17, 2003 with Mr. Lu (“Lu Severance Agreement”). The Lu Severance Agreement provides that if Mr. Lu’s employment with us terminates as a result of an involuntary termination at any time within 12 months after a change of control, (i) Mr. Lu will be entitled to 24 months of base salary as in effect as of the date of such termination, payable in a lump sum within 30 days of termination, and 100% of his bonus for the year in which termination occurs, (ii) all stock options granted to Mr. Lu prior to the change of control will become fully vested and/or exercisable to the extent such equity awards are outstanding and/or unexercisable at the time of such termination, and all stock owned by Mr. Lu that is subject to a right of repurchase by us at the time of termination that was purchased prior to the change of control shall have such repurchase rights lapse with respect to all such shares, and (iii) we will continue to provide Mr. Lu the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (the “COBRA”), or 12 months from the termination date. If Mr. Lu’s employment with us terminates other than as a result of an involuntary termination within 12 months after a change of control, Mr. Lu shall not be entitled to receive severance or other benefits under the Lu Severance Agreement.

Francis P. Barton.   On July 29, 2005, we entered into an agreement with Francis P. Barton, our Executive Vice President and Chief Financial Officer of the Company (the “Barton Agreement”). The Barton Agreement provides that Mr. Barton shall initially receive an annual salary of $500,000, a signing bonus of $250,000, an annual bonus for the 2005 calendar year of up to $250,000, an option to purchase 400,000 shares of common stock of the Company at fair market value on the date of grant and a share purchase right for the purchase of 100,000 shares of common stock of the Company at par value. Twenty-five percent of the shares subject to the option shall vest one year after the date of grant, with the remaining 75% vesting on a monthly basis thereafter. The shares subject to the share purchase right shall vest in equal installments of 25% per year on each of the first four anniversaries of the date of grant.

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

Ying Wu.   On November 14, 2006, we entered into an Amended and Restated Change of Control/Involuntary Termination Severance Agreement with Mr. Ying Wu, our then Executive Vice President, Vice Chairman of the Board and Chairman and Chief Executive Officer of our subsidiary, UTStarcom China Co., Ltd. (“Wu Severance Agreement”). The Wu Severance Agreement provided that if Mr. Wu’s employment with us terminated as a result of an involuntary termination at any time within 18 months after a change of control, (i) Mr. Wu would be entitled to 24 months of base salary as in effect as of the date of such termination payable in a lump sum within 30 days of termination, and 100% of the bonus for the year in which termination occurred, (ii) all equity awards, including without limitation option grants, restricted stock and stock purchase rights, granted to Mr. Wu prior to the change of control would become fully vested and/or exercisable, to the extent such equity awards were outstanding and/or unexercisable at the time of such termination, (iii) Mr. Wu would be permitted to exercise such vested equity awards for the shorter period of (a) 12 months from the date of termination and (b) the remaining term of the respective equity awards, and (iv) we would continue to provide Mr. Wu the same level of health coverage as in effect on the day immediately preceding the termination date until the earlier of the date he is no longer eligible to receive continuation coverage pursuant to COBRA, or 12 months from the termination date.

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

If Mr. Wu’s employment with us terminated other than as a result of a change of control or other involuntary termination, Mr. Wu would not be entitled to receive severance or other benefits under the Wu Severance Agreement. The Wu Severance Agreement is filed as Exhibit 10.28 to this Annual Report on Form 10-K.

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

William Huang.   We entered into an Amended and Restated Change of Control/Involuntary Termination Severance Agreement dated August 21, 2006 with Mr. Huang (“Huang Severance Agreement”). The Huang Severance Agreement had the same terms and conditions as the Wu Severance Agreement as described above. Mr. Huang voluntarily resigned as our Senior Vice President and Chief Technology Officer effective on December 31, 2006. In connection with his departure, Mr. Huang did not receive any severance payments or benefits under the Huang Severance Agreement. However, Mr. Huang was paid for his accrued but unpaid time off and floating holiday benefits in the amount of $67,305.

Michael J. Sophie.   Mr. Sophie resigned as our Executive Vice President and Chief Operating Officer effective as of May 5, 2006. We entered into a Severance Agreement and Release dated April 13, 2006 with Mr. Sophie (“Sophie Severance Agreement”). Pursuant to the Sophie Severance Agreement, we paid Mr. Sophie the equivalent of six months of regular base salary in a lump sum of $220,000, less applicable withholdings. Mr. Sophie also received payments for his accrued but unpaid time off and floating holiday benefits in an amount of $71,074.18. In addition, we paid the approximate equivalent of six months of Mr. Sophie’s COBRA premiums in a lump sum amount of $6,943, less applicable withholdings. Mr. Sophie’s outstanding stock options continued to vest according to their respective vesting schedules through May 5, 2006. All unvested portions of Mr. Sophie’s stock options as of May 5, 2006 were canceled and/or terminated on May 5, 2006 and Mr. Sophie was entitled to exercise the vested portions of his stock options for a period of 120 days after termination of his employment with us. A copy of the Sophie Severance Agreement is attached as Exhibit 10.25 to this Annual Report on Form 10-K.

Change of Control Provisions in the Equity Compensation Plans

The 1997 Stock Plan.   The 1997 Plan provides that, in the event of our proposed dissolution or liquidation, the Board must notify each optionee under the 1997 Plan as soon as practicable prior to the effective date of such proposed dissolution or liquidation. The Board has the discretion to allow the optionee to exercise his or her option or stock purchase right until 15 days prior to the effective date of such dissolution or liquidation. In the event of our merger with or into another corporation, or the sale of substantially all of our assets, each outstanding option or stock purchase right under the 1997 Plan will be assumed or substituted by the successor corporation. In case the successor corporation refuses to assume or substitute the outstanding option or stock purchase right, such outstanding option or stock purchase right will become fully exercisable for a period of 15 days from the date the optionee is notified of such refusal by the Board.

In addition, the 1997 Plan provides, in general, that an optionee whose status as a Service Provider (as defined in the 1997 Plan) is terminated is entitled to exercise his or her option, to the extent such option has vested as of the date of termination, until the earlier of (i) expiration of the option according to its terms, (ii) expiration of a period of 3 months following termination, or (iii) expiration of a period of 12 months following termination as a result of death or disability. The 1997 Plan allows the post-termination exercise period to extend beyond the default term, if the stock option agreement entered into by us and the optionee pursuant to the 1997 Plan provides for a longer term.

Under the Officer and Director Option Agreement approved for use under the 1997 Plan in connection with awards to our directors and officers beginning in December of 2005, if the optionee’s status as a Service Provider or director is terminated following a change of control, the optionee shall be entitled to exercise his or her option, to the extent such option has vested as of the date of such termination, until the earlier of (i) expiration of the option according to its terms, or (ii) expiration of a period of 12 months following the termination of the optionee’s status as a Service Provider or director.

The 1997 Plan was terminated in July 2006 effective upon stockholder approval of our 2006 Equity Incentive Plan.

The 2006 Equity Incentive Plan.   Our 2006 Equity Incentive Plan (“2006 Plan”) provides that in the event a participant in the 2006 Plan terminates service with us and our affiliates, any options which have become exercisable prior to the time of termination will remain exercisable for three months from the date of termination, unless a shorter or longer period of time is determined by the 2006 Plan administrator. If termination was caused by death or disability, any options which have become exercisable prior to the time of termination will remain exercisable for 12 months from the date of termination, unless a shorter or longer period of time is determined by the 2006 Plan administrator. In no event may a participant exercise the option after the expiration date of the option.

In the event of our change of control, each outstanding award will be assumed or substituted by the successor corporation. In the event the successor corporation refuses to assume or substitute awards granted under the 2006 Plan, all options and stock appreciation rights will fully vest and become exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares, and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right becomes fully vested and exercisable in lieu of assumption or substitution in the event of a change of control, the 2006 Plan administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the 2006 Plan administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

Estimated Post-Employment Payments and Benefits

Assuming the termination of employment of the named executive officers took place on December 31, 2006, and based upon the price per share of our Common Stock of $8.75, the closing market price as of December 29, 2006 (the last trading day of fiscal year 2006), the estimated payments and benefits that each of the named executive officers would be eligible to receive under various circumstances are set forth in the following charts. Please see the section above entitled “Employment Contracts and Severance Agreements With Named Executive Officers” under “Potential Post-Employment Payments upon Termination and Change of Control” contained in this Annual Report on Form 10-K for detailed descriptions of the agreements with each of the named executive officers that govern post-employment payments and benefits. No payments are due in the event of voluntary termination of employment or termination of employment for “Cause” as defined in the agreements described above.

Hong Liang Lu

	Involuntary Without Cause Termination	Termination upon/following Change of Control		Disability (1)	Death(2)
Base Salary ($)	—	$1,400,000		$192,000	$500,000
Bonus ($)	—	$700,000	(3)	—	—
Accelerated Shares Underlying Outstanding Options ($)	—	$650,000	(4)(5)	—	—
Accelerated Stock Awards ($)	—	$1,137,338	(4)(5)	—	—
Health Care ($)	—	$13,886		$13,886	—
TOTAL:	—	$3,901,224		$205,886	$500,000

(1)          We provide all active full-time employees with short and long-term disability insurance coverage. In the case of short-term disability, employees will receive 60% of monthly earnings up to a maximum weekly benefit of $3,000 for up to 12 weeks. Any disability beyond 12 weeks will be covered by the long-term disability coverage which provides employees with 60% of monthly earnings up to a maximum monthly benefit of $13,000. The amount represents payments for 12 months of disability under the policies; however, in the event an employee continues to meet the definition of “disability” under the long-term disability policy, long-term disability benefits may continue until an employee’s Social Security Normal Retirement Age.

(2)          We provide all active full-time employees with basic life and accidental death insurance coverage which provides for payment of two times annual earnings to a maximum benefit of $500,000 in the event of death.

(3)          Represents target bonus of 100% of base salary, subject to management performance objectives for our 2006 fiscal year. On February 1, 2007, the Compensation Committee determined that Mr. Lu would receive a $315,000 bonus for fiscal year 2006.

(4)          Included in these amounts are 100% of options and stock awards opportunity subject to management performance objectives for our 2006 fiscal year. On February 1, 2007, the Compensation Committee determined that Mr. Lu would be eligible to receive 90% of that award opportunity. For further information on these performance objectives, please see footnote 1 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report.

(5)          Amounts represent the value of unvested stock options and awards grants as of December 31, 2006 for which the vesting was accelerated. The value of accelerated options is measured as the difference between the fair market value using the closing market price of the Company’s common stock as of December 29, 2006, the last trading day of fiscal year 2006, of $8.75 multiplied by the number of all stock options that were unvested as of December 31, 2006. For restricted stock awards, it is measured as the fair market value of the stock ($8.75), less the par value cost basis, multiplied by the number of shares of restricted stock that were unvested as of December 31, 2006.

Francis P. Barton

	Involuntary Without Cause Termination		Termination upon/following Change of Control		Disability (1)	Death(2)
Base Salary ($)	$1,000,000		$1,000,000		$192,000	$500,000
Bonus ($)	$400,000	(3)	$400,000	(3)	—	—
Accelerated Shares Underlying Outstanding Options ($)	$230,000	(4)(5)	$230,000	(4)(5)	—	—
Accelerated Stock Awards ($)	$1,058,599	(4)(5)	$1,058,599	(4)(5)	—	—
Health Care ($)	$13,886		$13,886		$13,886	—
TOTAL:	$2,702,485		$2,702,485		$205,886	$500,000

(1)          We provide all active full-time employees with short and long-term disability insurance coverage. In the case of short-term disability, employees will receive 60% of monthly earnings up to a maximum weekly benefit of $3,000 for up to 12 weeks. Any disability beyond 12 weeks will be covered by the long-term disability coverage which provides employees with 60% of monthly earnings up to a maximum monthly benefit of $13,000. The amount represents payments for 12 months of disability under the policies; however, in the event an employee continues to meet the definition of “disability” under the long-term disability policy, long-term disability benefits may continue until an employee’s Social Security Normal Retirement Age.

(2)          We provide all active full-time employees with basic life and accidental death insurance coverage which provides for payment of two times annual earnings to a maximum benefit of $500,000 in the event of death.

(3)          Represents target bonus of 80% of base salary, subject to management performance objectives for our 2006 fiscal year. On February 1, 2007, the Compensation Committee determined that Mr. Barton would receive a $750,000 bonus for fiscal year 2006.

(4)          Included in these amounts are 100% of options and stock awards opportunity subject to management performance objectives for our 2006 fiscal year. On February 1, 2007, the Compensation Committee determined that Mr. Barton would be eligible to receive 100% of that award opportunity. For further information on these performance objectives, please see footnote 1 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report.

(5)          Amounts represent the value of unvested stock options and awards grants as of December 31, 2006 for which the vesting was accelerated. The value of accelerated options is measured as the difference between the fair market value using the closing market price of the Company’s common stock as of December 29, 2006, the last trading day of fiscal year 2006, of $8.75 multiplied by the number of all stock options that were unvested as of December 31, 2006. For restricted stock awards, it is measured as the fair market value of the stock ($8.75), less the par value cost basis, multiplied by the number of shares of restricted stock that were unvested as of December 31, 2006.

Ying Wu*

	Involuntary Without Cause Termination		Termination upon/following Change of Control		Disability (1)	Death(2)
Base Salary ($)	$500,000	(3)	$1,000,000	(3)	$192,000	$500,000
Bonus ($)	$400,000	(4)	$400,000	(4)	—	—
Accelerated Shares Underlying Outstanding Options ($)	$250,000	(5)(6)	$250,000	(5)(6)	—	—
Accelerated Stock Awards ($)	$437,438	(5)(6)	$437,438	(5)(6)	—	—
Health Care ($)	$12,533		$12,533		$12,533	—
TOTAL:	$1,599,971		$2,099,971		$204,533	$500,000

*                    Mr. Wu’s employment with the Company terminated on June 1, 2007. For a description of payments made to him in connection with his termination of employment, please see the section entitled “Employment Contracts and Severance Agreements with Named Executive  Officers—Ying Wu” contained in this Form 10-K.

(1)          We provide all active full-time employees with short and long-term disability insurance coverage. In the case of short-term disability, employees will receive 60% of monthly earnings up to a maximum weekly benefit of $3,000 for up to 12 weeks. Any disability beyond 12 weeks will be covered by the long-term disability coverage which provides employees with 60% of monthly earnings up to a maximum monthly benefit of $13,000. The amount represents payments for 12 months of disability under the policies; however, in the event an employee continues to meet the definition of “disability” under the long-term disability policy, long-term disability benefits may continue until an employee’s Social Security Normal Retirement Age.

(2)          We provide all active full-time employees with basic life and accidental death insurance coverage which provides for payment of two times annual earnings to a maximum benefit of $500,000 in the event of death.

(3)          Mr. Wu’s base salary was increased to $550,000 per year effective February 1, 2007.

(4)          Represents target bonus of 80% of base salary, subject to management performance objectives for our 2006 fiscal year. On February 1, 2007, the Compensation Committee determined that Mr. Wu would receive a $320,000 bonus for fiscal year 2006.

(5)          Included in these amounts are 100% of options and stock awards opportunity subject to management performance objectives for our 2006 fiscal year. On February 1, 2007, the Compensation Committee determined that Mr. Wu would be eligible to receive 80% of that award opportunity. For further information on these performance objectives, please see footnote 1 to the table entitled “Grants of Plan-Based Awards in Fiscal Year 2006” contained in this Annual Report.

(6)          Amounts represent the value of unvested stock options and awards grants as of December 31, 2006 for which the vesting was accelerated. The value of accelerated options is measured as the difference between the fair market value using the closing market price of the Company’s common stock as of December 29, 2006, the last trading day of fiscal year 2006, of $8.75 multiplied by the number of all stock options that were unvested as of December 31, 2006. For restricted stock awards, it is measured as the fair market value of the stock ($8.75), less the par value cost basis, multiplied by the number of shares of restricted stock that were unvested as of December 31, 2006.

William Huang.   Mr. Huang resigned as our Senior Vice President and Chief Technology Officer effective December 31, 2006. In connection with his departure, Mr. Huang did not receive any severance payments or benefits under his Change of Control/Involuntary Termination Severance Agreement

described above. However, Mr. Huang received payments for his accrued but unpaid time off and floating holiday benefits in an amount of $67,305. No additional benefits or payments were made in connection with Mr. Huang’s departure from the Company.

Michael J. Sophie.   Mr. Sophie resigned as our Executive Vice President and Chief Operating Officer effective as of May 5, 2006. We entered into a Severance Agreement and Release dated April 13, 2006 with Mr. Sophie (“Sophie Severance Agreement”). Pursuant to the Sophie Severance Agreement, we paid Mr. Sophie the equivalent of six months of regular base salary in a lump sum of $220,000, less applicable withholdings. Mr. Sophie also received payments for his accrued but unpaid time off and floating holiday benefits in an amount of $71,074.18. In addition, we paid the approximate equivalent of six months of Mr. Sophie’s COBRA premiums in a lump sum amount of $6,943, less applicable withholdings. Mr. Sophie’s outstanding stock options continued to vest according to their respective vesting schedules through May 5, 2006. All unvested portions of Mr. Sophie’s stock options as of May 5, 2006 were canceled and/or terminated on May 5, 2006 and Mr. Sophie was entitled to exercise the vested portions of his stock options for a period of 120 days after termination of his employment with us. A copy of the Sophie Severance Agreement is attached as Exhibit 10.25 to this Form 10-K.

Employment Agreements and Change of Control Arrangements with Executive Officers Other Than Named Executive Officers

Philip Christopher.   We have entered into an employment agreement with Philip Christopher, President of UTStarcom Personal Communications LLC, in connection with our acquisition of Audiovox. Under the terms of the agreement with Mr. Christopher dated June 11, 2004, Mr. Christopher’s employment is for a three year term commencing on the effective date of acquisition transaction and continues until the third anniversary thereof; however, commencing twelve months prior to the expiration of the term, the Company and Mr. Christopher are to undertake good faith negotiations to extend the term. His annual base salary was set at $500,000 per year and his target bonus opportunity during the term of the agreement was set at 2% of the annual earnings before taxes of the Company’s handset division. He was also entitled to receive a stock option grant for 200,000 shares of the Company’s Common Stock. In the event Mr. Christopher’s employment is terminated without Cause (as defined in his employment agreement) or he voluntarily terminates his employment for Good Reason (as defined in his employment agreement), he would be entitled to continuation of his base salary until the expiration of his employment agreement, payment of his annual bonus for the year in which the termination occurred, and payment of COBRA premiums, and continued vesting of his stock option grant through the date his employment agreement expires. Any payments made pursuant to the severance provisions of the agreement may be reduced to 2.99 times Mr. Christopher’s “base amount” as defined in Section 280G of Internal Revenue Code in the event that severance and other benefits would constitute “parachute payments” under Section 280G and would otherwise be subject to excise tax under Section 4999 of the Code. Severance benefits payable pursuant to the agreement with Mr. Christopher are in lieu of any other severance policy or plan that the Company has in place at the time of termination of employment.  Mr. Christopher must enter into a release of claims with the Company before he is entitled to receive such benefits.

Peter Blackmore.   On May 27, 2007, we entered into an offer letter with Mr. Peter Blackmore (the “Blackmore Offer Letter”), pursuant to which Mr. Blackmore was offered the position of President and Chief Operating Officer of the Company. The Blackmore Offer Letter provides that Mr. Blackmore shall, upon commencement of employment with the Company, receive (i) an annual salary of $800,000, which shall never be reduced below the current level, (ii) a signing bonus of $100,000, (iii) an annual bonus equal to 100% of Mr. Blackmore’s annual salary, based upon the Company’s performance and achievement of mutually agreed upon performance objectives (an annual bonus for the 2007 calendar year of 50% of Mr. Blackmore’s annual salary is guaranteed), and (iv) upon approval of the Board of Directors of the Company, a restricted cash award equal to $5,200,000, payable over a four (4) year period as follows: (a) $4,000,000 will vest as follows: $1,000,000 will vest and become payable on each annual anniversary of Mr. Blackmore’s employment start date, subject to his continuing to provide services to the Company through each applicable vesting date, and (b) an additional $300,000 will vest and become payable on the first anniversary of the date of grant, and $25,000 will vest each month thereafter, subject to his continuing to provide services to the Company through each applicable vesting date. In the event of Mr. Blackmore’s death or disability all amounts under (iv) above will accelerate in full.

We entered into a Change of Control/Involuntary Termination Severance Agreement with Peter Blackmore, our President and Chief Operating Officer, effective as of July 2, 2007 (the “Blackmore Severance Agreement”). The Blackmore Severance Agreement has a term of three (3) years. Following the expiration of the three-year term, Mr. Blackmore and the Company may, but are not obligated to, enter into a new agreement. If Mr. Blackmore’s employment continues following the expiration of the three-year term, and the Company and Mr. Blackmore do not enter into a new agreement, the terms of the Blackmore Severance Agreement shall continue in effect until the parties agree otherwise.

The Blackmore Severance Agreement provides that if Mr. Blackmore remains employed with the Company through the date that is the twelve (12)-month anniversary of the effective date of the Blackmore Severance Agreement (the “Trigger Date”) and he is not offered the position of Chief Executive Officer of the Company on or before the Trigger Date, he shall be entitled to the following benefits: (i) twelve (12) months of Mr. Blackmore’s base salary as in effect as of the Trigger Date, less applicable withholding, payable in a lump sum within thirty (30) days of the Trigger Date; (ii) one hundred percent (100%) of Mr. Blackmore’s full annual performance target bonus for the year of the Trigger Date, payable in a lump sum within thirty (30) days of the Trigger Date; (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted by the Company to Mr. Blackmore shall become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the Trigger Date to the extent such equity awards are outstanding and unexercisable or unreleased at such date; and (iv) all outstanding restricted cash awards granted to Mr. Blackmore shall become fully vested, payable in a lump sum within thirty (30) days of the Trigger Date. The Board and Mr. Blackmore may mutually agree in writing to extend the Trigger Date beyond the twelve (12)-month anniversary of the effective date of the Blackmore Severance Agreement; provided, however, the Trigger Date cannot be extended beyond February 13, 2009.

The Blackmore Severance Agreement further provides that if Mr. Blackmore’s employment with the Company is involuntarily terminated by the Company, or terminated by Mr. Blackmore for good reason, at any time within eighteen (18) months after a change of control, he shall be entitled to the following severance benefits: (i) twenty-four (24) months of Mr. Blackmore’s base salary as in effect as of the date of such termination, less applicable withholding, payable in a lump sum within thirty (30) days of the termination; (ii) two hundred percent (200%) of Mr. Blackmore’s full annual performance target bonus and a monthly pro rated amount of his full annual performance bonus for the year in which the termination occurs, payable in a lump sum within thirty (30) days of the termination; (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted by the Company to Mr. Blackmore prior to the change of control shall become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the date of the termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, and shall be exercisable for twelve (12) months from the date of termination; (iv) all outstanding restricted cash awards granted to Mr. Blackmore shall become fully vested, payable in a lump sum within thirty (30) days of the termination; and (v) up to 12 months of continuing health coverage and benefits.

In addition, the Blackmore Severance Agreement provides that if Mr. Blackmore’s employment with the Company is involuntarily terminated by the Company, or terminated by Mr. Blackmore for good reason, during the term of this Blackmore Severance Agreement apart from a change of control, he shall be entitled to the following severance benefits: (i) twelve (12) months of Mr. Blackmore’s base salary as in effect as of the date of such termination, less applicable withholding, payable in a lump sum within thirty (30) days of the termination; (ii) one hundred percent (100%) of Mr. Blackmore’s full annual performance target bonus for the year in which the termination occurs, payable in a lump sum within thirty (30) days of the termination; (iii) all equity awards, including without limitation stock option grants, restricted stock and stock purchase rights, granted by the Company to Mr. Blackmore shall become fully vested, or, as applicable, released from the Company’s repurchase right and exercisable as of the date of the termination to the extent such equity awards are outstanding and unexercisable or unreleased at the time of such termination, and shall be exercisable for twelve (12) months from the date of termination; (iv) all outstanding restricted cash awards granted to Mr. Blackmore shall become fully vested, payable in a lump sum within thirty (30) days of the termination; and (v) up to 12 months of continuing health coverage and benefits.

Executive Involuntary Termination Severance Pay Plan.   Effective June 20, 2006, the Compensation Committee of the Board of Directors adopted the Executive Involuntary Termination Severance Pay Plan (the “Executive Plan”) which extends certain change of control and severance benefits to certain of the Company’s executive officers who are not named executive officers. Messrs. Green, King and Patel are eligible to participate in the Executive Plan. Mr. Christopher is not eligible to participate in either plan since the terms of his employment agreement govern his severance benefits in the event of termination of his employment. In addition, the change of control provisions in the 1997 Plan and 2006 Plan apply to all executive officers.

The following descriptions of the Executive Plan is qualified in its entirety by the actual language of the plan:

The Compensation Committee adopted the Executive Plan to provide for the payment of severance benefits to certain eligible employees whose employment with the company in involuntarily terminated other than for Cause (as defined in the Executive Plan) or due to death or disability. A copy of the Executive Plan is attached as Exhibit 10.39 to this Annual Report on Form 10-K. Eligible employees under the Executive Plan are generally Senior Vice President level or above and designated by the Executive Plan administrator. The Executive Plan provides that in the event of involuntary termination or the employee’s resignation for Good Reason (both as defined in the Executive Plan), the Company will (i) make a cash lump sum payment equal to one year of base pay plus 100% of the employee’s target bonus for the year in which the involuntary termination of employment occurs, payable within 30 days of the date of termination and (ii) pay up to twelve (12) months of COBRA continuation coverage premium on behalf of the employee, if the employee elects COBRA continuation coverage. In addition, all outstanding and unvested equity compensation awards shall vest in full. In the event that such benefits are deemed to constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then the employee’s severance benefits payable under the Executive Plan shall be paid only to the extent that the benefits would not otherwise be subject to excise tax.

As a condition to receiving benefits under the Executive Plan, the employee is required to sign a waiver and release of all claims arising out of the employee’s termination of employment and a nondisparagement agreement. The benefits provided under this Plan are in lieu of any other severance or retention plan benefits available to the eligible employee and shall be reduced by any severance paid to an eligible employee under any other plan or arrangement.

Modifications to Outstanding Equity Awards

On February 1, 2007, the Board extended the post-termination exercise period with respect to any vested equity awards held by any of our terminated service providers as of such date, during the period of time that we are not current in our filings with the SEC, rendering such awards unexercisable, (i) for a period of ninety (90) days from the date we become current in our filing of periodic reports with the SEC, but not beyond December 31, 2007, or (ii) beyond December 31, 2007, but in no event more than thirty (30) days from the date the Company  becomes current in its filing of periodic reports with the SEC. Mr. William Huang, our former Senior Vice President and Chief Technology Officer, held vested equity awards that were included in this extension.

In connection with our voluntary review of our historical equity award grant practices, each of our independent directors, Messrs. Clark, Horner, Lenzmeier and Toy, elected to amend any of his previously granted stock options that may in the future be determined to be discounted stock options under Section 409A of the Internal Revenue Code of 1986, as amended (“Section 409A”), by executing a Stock Option Amendment Election Form in December 2006. In the event any such previously granted stock option is determined to be a discounted stock option under Section 409A, the affected stock option agreement will be automatically amended to provide for an exercise price not less than the fair market value of the Common Stock subject to option on the effective date of grant.

Additionally, certain of our named executive officers, including Messrs. Lu, Wu, Barton and Huang, executed a Protective Amendment Election Form that amends any stock option agreements previously entered into by and between us and each of Messrs. Lu, Wu, Huang and Barton, in the event any such stock option agreements may in the future be determined to have resulted in the above individuals holding discounted stock options under Section 409A. In the event any such previously granted stock option is determined to be a discounted stock option under Section 409A, the affected stock option agreement will be automatically amended to provide for an exercise price not less than the fair market value of the Common Stock subject to option on the effective date of grant.

Each of Messrs. Lu, Wu and Huang also executed an Amendment Election Form that amends the terms of various stock option agreements entered into by and between us and Messrs. Lu, Wu and Huang in February and July of 2002. Each Amendment Election Form provides for an adjustment to the exercise price of the applicable stock options, to the extent such options remained unexercised at the time of the election and may constitute discounted stock options under Section 409A, based on preliminary estimates made solely for tax purposes in order to avoid potential adverse tax consequences to Messrs. Lu, Wu and Huang and us associated with discounted stock options under Section 409A. The exercise price of applicable stock options granted under the Option Agreements executed in February 2002 were increased from $20.25 per share to $22.93 per share, and grants under the Option Agreements executed in July 2002 were increased from $15.72 per share to $20.82 per share.

Indemnification Agreements

During 2006, we were party to indemnification agreements with each of our named executive officers and directors. The form of indemnification agreement is attached as Exhibit 10.1 to this Annual Report on Form 10-K.

Director Compensation for Fiscal Year 2006

Directors who are our employees receive no additional compensation for serving on the Board of Directors. In fiscal year 2006, our non-employee directors received a quarterly participation fee for attendance at Board meetings. In addition, non-employee directors received annual retainer fees for committee membership and other duties. We reimburse all directors for travel and other related expenses incurred in connection with our business, including attending stockholder meetings and meetings of the Board or any Board committee.

The following table sets forth information concerning compensation paid or accrued for services rendered to us in all capacities by our non-employee directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(2)		Total ($)
Jeff Clarke	$161,950	$58,433	(3)	$254,293	(4)	$474,676
Larry D. Horner	$197,450	$59,457	(5)	$105,502	(6)	$362,409
Allen Lenzmeier	$156,950	$59,457	(7)	$214,886	(8)	$431,293
Thomas J. Toy	$463,503	$57,241	(9)	$103,520	(10)	$624,264

       (1) Amounts shown in the “Stock Awards” column do not reflect compensation actually received by the directors. Instead, the amounts shown are the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), including amounts for stock awards granted in 2006. Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. None of the non-employee directors received stock awards prior to 2006. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 3 to our 2006 Consolidated Financial Statements that are part of this Annual Report.

       (2) Amounts shown in the “Options Awards” column do not reflect compensation actually received by the directors. Instead, the amounts shown are the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with SFAS 123(R), including amounts for options granted during and prior to 2006. A discussion of the valuation assumptions used for purposes of the SFAS 123(R) calculation is included under Note 3 to our 2006 Consolidated Financial Statements that are part of this Annual Report.

       (3) Reflects the compensation costs recognized by us in fiscal 2006 for 11,180 shares of restricted stock approved for grant on April 27, 2006, with a grant date fair value of $77,911. As of December 31, 2006, Mr. Clarke had 5,590 shares of unvested restricted stock outstanding.

       (4) Reflects the compensation costs recognized by us in fiscal 2006 for stock option grants with the following fair values as of the applicable grant date: (i) $66,919 for a stock option to purchase 20,320 shares of Common Stock granted under the 1997 Stock Plan ( “1997 Plan”) on April 27, 2006. As of December 31, 2006, Mr. Clarke had 125,320 options outstanding.

       (5) Reflects the compensation costs recognized by us in fiscal 2006 for 11,376 shares of restricted stock approved for grant on April 27, 2006, with a grant date fair value of $79,277. As of December 31, 2006, Mr. Horner had 5,688 shares of unvested restricted stock outstanding.

       (6) Reflects the compensation costs recognized by us in fiscal 2006 for stock option grants with the following fair values as of the applicable grant date: (i) $68,209 for a stock option to purchase 20,675 shares of Common Stock granted under the 1997 Plan on April 27, 2006. As of December 31, 2006, Mr. Horner had 229,175 options outstanding.

       (7) Reflects the compensation costs recognized by us in fiscal 2006 for 11,376 shares of restricted stock approved for grant on April 27, 2006, with a grant date fair value of $79,277. As of December 31, 2006, Mr. Lenzmeier had 5,688 shares of unvested restricted stock outstanding.

       (8) Reflects the compensation costs recognized by us in fiscal 2006 for stock option grants with the following fair values as of the applicable grant date: (i) $68,209 for a stock option to purchase 20,675 shares of Common Stock granted under the 1997 Plan on April 27, 2006. As of December 31, 2006, Mr. Lenzmeier had 125,675 options outstanding.

       (9) Reflects the compensation costs recognized by us in fiscal 2006 for 10,952 shares of restricted stock approved for grant on April 27, 2006, with a grant date fair value of $76,322. As of December 31, 2006, Mr. Toy had 5,476 shares of unvested restricted stock outstanding.

(10) Reflects the compensation costs recognized by us in fiscal 2006 for stock option grants with the following fair values as of the applicable grant date: (i) $68,209 for a stock option to purchase 19,905 shares of Common Stock granted under the 1997 Plan on April 27, 2006. As of December 31, 2006, Mr. Toy had 173,990 options outstanding.

Cash Compensation

Approximately one-third of the compensation paid to our Non-Employees Directors is comprised of cash. On April 27, 2006, the Board approved the 2006 annual equity and cash compensation for the non-employee directors, and made certain changes in cash compensation, effective as of April 27, 2006, as set forth below:

Annual Compensation	After April 27, 2006	Prior to April 27, 2006
Director Retainer (pro-rated and paid quarterly)	$50,000	$40,000
Lead Director Fee	$22,500	$20,000
Audit Committee Chair Fee	$12,500	$10,000
Compensation Committee Chair Fee	$7,500	$5,000
Nominating and Governance Committee Chair Fee	$7,500	$5,000
Audit Committee Member Fee	$5,000	$3,500
Compensation Committee Member Fee	$4,500	$3,000
Nominating and Governance Committee Member Fee	$3,500	$2,000
Credit towards Company Products	$1,000	None

Additionally, to promote and facilitate a smooth transition of the role of Chairman of the Board, Mr. Toy assumed greater responsibility and was assigned additional duties on the Board prior to assuming the role as Chairman of the Board on January 1, 2007. In consideration for these additional services during the transition period, the Board approved the payment to Mr. Toy of an aggregate of $106,000, in three equal payments of approximately $35,434 on each of June 30, 2006, September 30, 2006 and December 31, 2006, as compensation for his additional services to the Company in such period. At a meeting held July 26, 2007, the Board of Directors of the Company, upon recommendation of the Nominating and Corporate Governance Committee of the Board of Directors, approved an annual fee of $250,000 payable to Mr. Toy for his service as the Chairman of the Board of Directors, effective as of January 1, 2007. Mr. Toy ceased receiving compensation for his services as the Lead Director upon his appointment as independent Chairman of the Board on January 1, 2007.

On October 27, 2006, the Board approved a compensation policy for the members of a special committee of the Board (“Special Committee”) that had been established to oversee the Company’s exploration of strategic alternatives. The compensation consisted of a base retainer of $15,000 per month and $2,000 per meeting attendance for the Chairman of the Special Committee and $10,000 per month and $1,000 per meeting attendance for the other members of the Special Committee. The Special Committee was comprised of four non-employee directors: Thomas J. Toy (Chairman of the Special Committee), Jeff Clarke, Larry D. Horner and Allen Lenzmeier.

Equity Compensation

Approximately two-thirds of the compensation paid to our Non-Employee Directors is comprised of equity:  one-third of the aggregate value in stock options, and one-third of the aggregate value in restricted stock purchase rights. The number of options and shares of restricted stock granted each Non-Employee Director during fiscal year 2006 is set forth below:

Name	Stock Options Granted (#)	Restricted Stock Purchase Rights Granted (#)
Jeff Clarke	20,320	11,180
Larry D. Horner	20,675	11,376
Thomas J. Toy	19,905	10,952
Allen Lenzmeier	20,675	11,376

Each option has an exercise price of $7.67 per share, which equals 110% of the $6.97 closing price of the Company’s Common Stock on the NASDAQ Stock Market on April 27, 2006, the date of grant. The options vested in equal monthly installments over a 12-month period beginning on April 27, 2006. The restricted stock purchase rights entitled the Non-Employee Directors to purchase the Company’s Common Stock at par value. The restricted stock issued upon exercise of the restricted stock purchase rights vested in equal quarterly installments over a 12-month period beginning on April 27, 2006. The options and the restricted stock purchase rights granted to the Non-Employee Directors in 2006 were granted under the Company’s 1997 Stock Plan (the “1997 Plan”) pursuant to the form of stock option agreement approved for use under the 1997 Plan with respect to stock option grants to the Company’s directors and executive officers and the form of restricted stock purchase agreement approved for use under the 1997 Plan, each as previously filed with the Securities and Exchange Commission.

Prior to 2006, the Company’s policy was to provide each Non-Employee Director with an annual grant of an option to purchase 25,000 shares pursuant to the 1997 Plan. The Board suspended this policy in 2006, choosing instead to issue a specific number of options as part of each Non-Employee Director’s overall annual compensation package. Also prior to 2006, Non-Employee Directors were eligible to receive stock option grants under the 2001 Director Option Plan (the “Director Plan”). The Director Plan was terminated in July 2006 effective upon stockholder approval of the Company’s 2006 Equity Incentive Plan. Under the terms of the Director Plan, if, following a change in control of the Company, a Non-Employee Director’s status as a Director of the Company or the successor corporation is terminated (other than as a result of voluntary resignation), the options become fully exercisable for a period of three months from the date of such termination.

For further discussion with respect to the Company’s policy and procedures relating to equity award grants that apply to Non-Employee Directors and other service providers, please see the section entitled “Compensation Discussion and Analysis—Other Considerations—Equity Grant Practices” contained in this Annual Report.

For further discussion with respect to change of control arrangements applicable to outstanding equity awards, please see the section entitled “Change of Control Provisions in the Equity Compensation Plans” under “Potential Payments upon Termination and Change of Control” contained in this Annual Report.

For further discussion with respect to modifications made to certain outstanding equity awards held by Non-Employee Directors, please see the section entitled “Executive Compensation—Modifications to Outstanding Equity Awards” contained in this Annual Report.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2006, with respect to compensation plans under which the Company’s equity securities are authorized to be issued:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	18,712,967	(2)	14.36	13,152,829	(3)
Equity compensation plans not approved by security holders	909,310	(4)	28.55	—	(5)
Total	19,622,277		15.02	13,152,829

(1)          See Note 15 to our Consolidated Financial Statements for a description of our equity compensation plans.

(2)          Includes shares of common stock to be issued upon exercise of options granted under our 2006 Stock Plan, our 1997 Stock Plan and our 2001 Director Option Plan.

(3)          Includes 1,914,934 shares of common stock available for issuance under our 2000 Employee Stock Purchase Plan and 11,237,895 shares of common stock available for issuance under our 2006 Plan.

(4)          Includes shares of common stock to be issued upon exercise of options granted under our 2003 Non-Statutory Stock Option Plan. Upon implementation of the 2006 Stock Plan the remaining securities available for future issuance under the 2003 Non-Statutory Stock Option Plan were rolled into the 2006 Stock Plan. Does not include 6,051 shares and 5,522 shares of common stock subject to outstanding options with a weighted-average exercise price of $2.54 that were assumed in our acquisitions of Advanced Communication Devices Corporation, and RollingStreams Systems, Ltd., respectively.

(5)          Does not include 212 shares and 743 shares remaining available for future issuance under equity compensation plans related to our acquisitions of Advanced Communication Devices Corporation, and RollingStreams Systems Ltd., respectively.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to beneficial ownership of our common stock as of October 1, 2007 (except as otherwise indicated), by: (i) each person who is known to us to own beneficially more than 5% of our common stock; (ii) each director and each nominee for election as a director of UTStarcom; (iii) each named executive officer; and (iv) all of our current directors and executive officers as a group. Calculations are based on 121,294,645 shares of common stock issued and outstanding as of October 1, 2007.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)	Percent of Total Outstanding(2)
Five Percent Stockholders:
Entities affiliated with SOFTBANK CORP.(3)	14,651,630	12.08%
Goldman Sachs Asset Management, L.P.(4)	13,191,787	10.88%
Renaissance Technologies Corp.(5)	10,208,234	8.42%
Brandes Investment Partners, L.P.(6)	9,910,153	8.17%
Barclays Global Investors, N.A.(7)	9,729,641	8.02%
Miura Global Management, LLC(8)	6,615,000	5.45%
Highbridge Capital Management LLC(9)	6,200,530	5.11%
Directors and Named Executive Officers:
Hong Liang Lu(10)	4,350,089	3.54%
Ying Wu(11)	4,720,801	3.89%
William Huang(12)	1,158,410	*
Michael J. Sophie	0	0
Francis P. Barton(13)	417,001	*
Allen Lenzmeier(14)	147,051	*
Larry D. Horner(15)	272,326	*
Jeff Clarke(16)	96,500	*
Thomas J. Toy(17)	184,942	*
All current directors and executive officers as a group (11 persons)(18)	5,897,518	4.86%

                 * Less than 1%.

       (1) Unless otherwise indicated, the address for all beneficial owners is c/o UTStarcom, Inc., 1275 Harbor Bay Parkway, Alameda, California 94502.

       (2) Under the SEC’s proxy rules, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. The information on beneficial ownership in the table and the footnotes is based upon our records and the most recent Schedule 13D or 13G filed by each such person and information supplied to us by such person. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares subject to options which are exercisable within 60 days after October 1, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person, but are not deemed to be outstanding and to be beneficially owned for the purpose of computing the percentage ownership of any other person.

       (3) Information based on Schedule 13G, Amendment No. 2, filed with the SEC on March 28, 2007 by SOFTBANK CORP., SOFTBANK America, Inc, and SOFTBANK Holdings, Inc. Includes

14,651,630 shares registered in the name of SOFTBANK America Inc., a Delaware corporation. SOFTBANK America Inc. is a wholly owned subsidiary of SOFTBANK Holdings Inc., a Delaware corporation. SOFTBANK Holdings Inc. is a wholly owned subsidiary of SOFTBANK CORP., a Japanese corporation. Softbank America Inc. has sole power to vote or direct the voting of 14,651,630 shares and sole dispositive power over 14,651,630 shares. The business address for these entities is c/o SOFTBANK CORP., Tokyo Shiodome Blvd., 1-9-1, Higashi-shimbashi, Minato-ku, Tokyo 105-7303 Japan.

       (4) Information based on Schedule 13G filed with the SEC on February 12, 2007 by Goldman Sachs Asset Management, L.P. Goldman Sachs Asset Management, L.P. has sole power to vote or direct the voting of 11,576,328 shares and sole dispositive power over 13,191,787 shares. The business address for Goldman Sachs Asset Management, L.P. is 32 Old Slip, New York, NY 10005.

       (5) Information based on Schedule 13G filed with the SEC on March 16, 2007 by Renaissance Technologies Corp. and James H. Simons. Includes 10,208,234 shares beneficially owned by Renaissance Technology Corp. and James H. Simons. Each of Renaissance Technology Corp. and James H. Simons has sole power to vote or direct the voting of 9,671,239 shares and sole dispositive power over 10,208,234 shares. The business address for Renaissance Technologies Corp. is 800 Third Avenue, New York, NY 10022.

       (6) Information based on Schedule 13G filed with the SEC on February 12, 2007, by Brandes Investment Partners, L.P. Includes 9,910,153 shares beneficially and jointly owned by Brandes Investment Partners, L.P., Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby. Each of Brandes Investment Partners, L.P., Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby has shared power to vote or direct the voting of 7,383,329 shares and shared dispositive power over 9,910,153 shares. The business address for Brandes Investment Partners, L.P. is 11988 El Camino Real, Suite 500, San Diego, CA 92130.

       (7) Information based on Schedule 13G filed with the SEC on January 23, 2007 by Barclays Global Investors NA. Includes 9,729,641 shares beneficially and jointly owned by Barclays Global Investors, N.A., Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Ltd., and Barclays Global Investors Japan Trust and Banking Company Limited. Barclays Global Fund Advisors has sole power to vote or direct the voting of 2,869,575 shares and sole dispositive power over 2,869,575 shares. Barclays Global Investors, Ltd. has sole power to vote or direct the voting of 609,069 shares and sole dispositive power over 609,069 shares. Barclays Global Investors Japan Ltd. has sole power to vote or direct the voting of 432,564 shares and sole dispositive power over 432,564 shares. Barclays Global Investors Japan Trust and Banking Company Limited has no sole voting power or sole dispositive power. The business address for Barclays Global Investors N.A. is 45 Fremont Street, San Francisco, CA 94105.

       (8) Information based on Schedule 13G filed with the SEC on September 28, 2007 by Miura Global Management LLC and Francisco Alfaro and Richard Turnure. Includes 6,615,000 beneficially owned by Miura Global Management LLC, Francisco Alfaro and Richard Turnure. Each of Miura Global Management LLC, Francisco Alfaro and Richard Turnure has shared power to vote or direct the voting of 6,615,000 shares and shared power to dispose or to direct the disposition of 6,615,000 shares. The business address for Miura Global Management LLC is 101 Park Avenue, 21st Floor, New York, NY 10178.

       (9) Information based on Schedule 13G filed with the SEC on June 27, 2007 by Highbridge Capital Management LLC and related parties. Includes (i) 1,135,278 shares owned by Highbridge International LLC and options to purchase 2,500,000 shares held by Highbridge International LLC, (ii) 47 shares owned by Highbridge Statistically Enhanced Equity Master Fund - U.S., L.P.,

(iii) 1,215,508 shares owned by Highbridge Statistical Opportunities Master Fund, L.P., (iv) 1,208,325 shares owned by STAR, L.P. and (v) 141,372 shares held by certain accounts managed by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC, Highbridge Statistically Enhanced Equity Master Fund—U.S. L.P., Highbridge Statistical Opportunities Master Fund, L.P. and STAR, L.P, and therefore may be deemed the beneficial owner of the foregoing shares. In addition, Glenn Dubin and Henry Swieca are Co-Chief Executive Officers of Highbridge Capital Management, LLC, and therefore may also be deemed the beneficial owner of the foregoing shares. Henry Swieca is a Co-Chief Executive Officer of Highbridge Capital Management, LLC. Each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca disclaims beneficial ownership of the shares owned by Highbridge International LLC, Highbridge Statistically Enhanced Equity Master Fund, - U.S., L.P. and Highbridge Statistical Opportunities Master Fund, L.P. The business address for each of Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca is 9 West 57th Street, 27th Floor, New York, NY 10019.

(10) Includes 2,401,425 owned directly plus an additional (i) 229,000 shares owned by The Lu Family Limited Partnership, of which Mr. Lu is a general partner, (ii) 130,000 shares registered in the name of Lu Charitable Remainder Trust, of which Mr. Lu is the trustee, (iii) 5,332 shares registered in the name of Mr. Lu’s son, and (iv) 5,332 shares registered in the name of Mr. Lu’s daughter. Mr. Lu may be deemed the beneficial owner of the shares held by his children. Also includes 1,579,000 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007.

(11) Includes 1,340,687 shares owned directly, plus an additional (i) 1,505,500 shares registered in the name of Wu Partners, a California limited partnership, of which Mr. Wu is general partner, (ii) 1,080,000 shares registered in the name of Stonybrook Investors L.P., (iii) 4,868 shares registered in the name of Wu Living Trust, (iv) 4,873 shares registered in the name of Ashley Wu Trust—1998 and (v) 4,873 shares registered in the name of Richard Wu Trust—1998. Ashley Wu and Richard Wu are Mr. Wu’s children. Mr. Wu may be deemed the beneficial owner of the shares held by his children’s trusts. Also includes 780,000 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007. Mr. Wu’s employment as our Executive Vice President and Chairman and Chief Executive Officer of our subsidiary, UTStarcom China Co., Ltd., terminated on June 1, 2007 and Mr. Wu resigned from the Board of Directors on July 24, 2007. As of June 1, 2007, Mr. Wu was vested in options to purchase 780,000 shares of the Company’s common stock.

(12)Includes 660,980 shares owned directly plus an additional (i) 106,000 shares owned by the 2000 Huang Family Limited Partnership, of which Mr. Huang is a general partner, (ii) 6,600 shares registered in the name of his son, and (iii) 6,600 shares registered in the name of his daughter. Mr. Huang may be deemed the beneficial owner of the shares held by his children. Also includes 378,230 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007. Mr. Huang resigned as our Chief Technology Officer and Senior Vice President as of December 31, 2006. For a discussion on modifications made to certain outstanding equity awards held by Mr. Huang, please see the section entitled “Executive Compensation—Modifications to Outstanding Equity Awards” contained in this Proxy Statement.

(13) Includes 100,000 shares owned directly, 50,000 of which are subject to the Company’s right of repurchase which lapses as to 25,000 of the shares on each of August 1, 2008 and August 1, 2009, and 317,001 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007.

(14) Includes 61,376 shares owned directly and 85,675 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007.

(15) Includes 41,376 shares owned directly and 1,775 shares owned by Mr. Horner’s spouse. Also includes 229,175 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007.

(16) Includes 11,180 shares owned directly and 85,320 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007.

(17) Includes 10,952 shares owned directly and 173,990 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007.

(18) Includes 2,758,705 shares issuable upon exercise of options that are exercisable within 60 days of October 1, 2007.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policies with Respect to Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee is responsible for review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of UTStarcom since the beginning of the last fiscal year, and his or her immediate family members. We have adopted written policies and procedures that apply to any transaction or series of related transactions in which our company or a subsidiary is a participant, the amount involved exceeds $120,000 and a related person has a direct or indirect material interest. Pursuant to our policy, the following transactions will not be deemed to be related person transactions that require Audit Committee approval:

•       Employment of executive officers.   Any employment by us of an executive officer of our company if: (a) the related compensation is required to be reported in our proxy statement under SEC compensation disclosure rules; or (b) the executive officer is not an immediate family member of another executive officer or director of our company, and the related compensation would have been reported in our proxy statement under SEC compensation disclosure rules if the executive officer was a “named executive officer,” and the Compensation Committee approved (or recommended that the Board of Directors approve) such compensation.

•       Director compensation.   Any compensation paid to a director if the compensation is required to be reported in our proxy statement under SEC compensation disclosure rules.

•       Certain transactions with other companies.   Any transaction with another company at which a related person’s only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of that company’s shares, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company’s total annual revenues.

•       Transactions where all shareholders receive proportional benefits.   Any transaction where the related person’s interest arises solely from the ownership of a class of our equity securities and all holders of that class of our equity securities received the same benefit on a pro rata basis (e.g. dividends).

•       Transactions involving competitive bids.   Any transaction involving a related person where the rates or charges involved are determined by competitive bids.

•       Regulated transactions.   Any transaction with a related person involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

•       Certain banking-related services.   Any transaction with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture, or similar services.

•       Other Transactions.   Any other transaction where disclosure of such transaction would not be required pursuant to Item 404 of Regulation S-K, as may be amended from time-to-time.

Related Party Transactions

During 2006, we were party to the following related party transactions under the relevant standards:

SOFTBANK CORP.

SOFTBANK CORP. is an affiliate of SOFTBANK America, Inc., one of our  stockholders holding 10% or more of our Common stock. Since the beginning of the 2006 financial year, we engaged, continue to engage or propose to engage in the following transactions with entities affiliated with SOFTBANK CORP.:

•       On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of SOFTBANK CORP. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank BB Corporation (“Softbank BB”), formerly BB Technologies, an affiliate of SOFTBANK America, Inc. The balance as of December 31, 2006 was $1.0 million, and the loan was paid in full in January 2007.

•       We invested $2.0 million in Restructuring Fund No. 1, a venture capital investment limited partnership established by SOFTBANK INVESTMENT CORP., an affiliate of SOFTBANK CORP. The limited partnership was dissolved in 2006 with a total cash distribution to us of $3.0 million.

•       We recognized aggregate revenue of $130.8 million (includes $29.3 million sales to NEC Networks & System Integration Corp., Nippon Telecom Sales KK and Oki Electric Industry Co., Ltd. for which Softbank was the ultimate customer) during 2006 with respect to sales to affiliates of SOFTBANK CORP., including (i) sales of telecommunications equipment to Softbank BB, (ii) sales of equipment and services to Japan Telecom Co., Ltd, a wholly owned subsidiary of SOFTBANK CORP., and (iii) sales of equipment to BB Cable and BB Hikari Dept KK, affiliates of SOFTBANK CORP.

Acoustek Int’l Corp.

We obtain consulting services from Acoustek Int’l Corp. (“Acoustek”), which employs Minnie Huang, spouse of William Huang, the Company’s former Senior Vice President and Chief Technology Officer. In 2006, we paid to Acoustek $134,810 for consulting services provided by Ms. Huang.

The Audit Committee reviewed and ratified each of the transactions described above.

Director Independence

Of our six members of the Board of Directors, Messrs. Clarke, Horner, Lenzmeier and Toy have been determined by the Board to be independent as set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules, the listing standards of The NASDAQ Stock Market, as currently in effect. Each member of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee meets the applicable independence requirements of the NASDAQ Marketplace Rules and the SEC.

The Board has not established categorical standards or guidelines to make director independence determinations, but considers all relevant facts and circumstances. The Board based its determinations primarily on a review of the responses of the directors to questions regarding employment and compensation history, affiliations, family and other relationships, and on discussions with our directors.

In making its independence determinations, the Board considered transactions between us and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to us and a person or entity with a known connection to a director are presented to the Board for consideration. In making its determination that each non-employee director is independent, the Board considered the transactions in the context of the NASDAQ standards, the special standards established by the SEC for members of audit committees, and the SEC and Internal Revenue Service standards for compensation committee members. The Board’s independence determinations included a review of the status of certain named executive officers as limited partners of an investment fund managed by Mr. Toy. In each case, the Board determined that, because of the nature of each of these relationships and/or amounts involved, the relationships did not impair Mr. Toy’s independence.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP Fees for the Fiscal Years Ended December 31, 2006 and 2005

The aggregate fees billed for professional accounting services by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2006 and 2005 are as follows:

	Fiscal Year Ended December 31,
	2006	2005
Audit Fees(1)	$16,253,000	$11,900,000
Audit-Related Fees(2)	0	1,000,000
Tax Fees(3)	26,000	275,000
All Other Fees(4)	3,000	7,000
Total Fees	$16,282,000	$13,182,000

(1)          Comprised of fees billed for professional services rendered for the integrated audit of UTStarcom’s consolidated financial statements and of its internal control over financial reporting, for review of the interim consolidated financial statements included in quarterly reports, and for services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.  For 2006, also includes fees incurred in connection with the Company’s review of its historical stock option granting practices and the related accounting and the review of historical sales contracts in China.

(2)          For 2005, comprised of due diligence and other procedures performed with respect to certain of the Company’s acquisitions, and accounting consultation.

(3)          Comprised of fees billed for professional services for tax compliance, tax advice and tax planning.

(4)          Comprised of fees for research tools.

The Audit Committee has determined that the provision to us by PricewaterhouseCoopers LLP of non-audit services as listed above is compatible with PricewaterhouseCoopers LLP maintaining its independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has direct responsibility for the appointment, retention, evaluation, compensation, oversight and termination of the independent registered public accounting firm employed by us. In October 2003, the Audit Committee of the Board established a Non-Audit Services Subcommittee. The Non-Audit Services Subcommittee, consisting of Mr. Horner, is authorized to preapprove non-audit services to be performed by our independent public accountants in amounts not to exceed $50,000 per engagement. Non-audit services to be performed by our independent registered public accounting firm in amounts to exceed $50,000 per engagement will be approved by the Audit Committee. For the fiscal year 2006, there were no audit-related fees, tax fees, or any other non-audit fees that were approved by the Audit Committee pursuant to the “de minimis” exception under Regulation S-X Rule 2-01(c)(7)(i)(C).

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 127 of this Form 10-K.
	(2)	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 108 of this Form 10-K.

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/03
3.2	First Amended and Restated Bylaws of UTStarcom, Inc., as amended July 13, 2007.	Filed herewith
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—
4.2	Specimen Common Stock Certificate.	S-1/A	4.1	2/7/00
4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/99
4.4	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.	10-Q	4.4	5/12/03
4.5	First Supplemental Indenture, dated January 9, 2007, by and between the Company and U.S. Bank National Association.	8-K	99.2	1/10/07

4.6	Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC, as amended on January 14, 2004.	10-K	4.7	4/15/05
4.7	Consent Solicitation Statement dated December 22, 2006 related to the Company’s 7/8% Convertible Subordinated Notes due 2008	8-K	99.2	12/22/06
4.8	Amended Letter of Consent related to the Company’s 7/8% Convertible Subordinated Notes due 2008	8-K	99.3	1/8/07
4.9	Supplemental Consent Solicitation Statement dated January 8, 2007 related to the Company’s 7/8% Convertible Subordinated Notes due 2008	8-K	99.2	1/8/07
4.10	Second Consent Solicitation Statement dated July 19, 2007 relating to the Company’s Convertible Subordinated Notes due 2008	8-K	99.2	7/19/07
4.11	Letter of Consent relating to the Company’s Convertible Subordinated Notes due 2008.	8-K	99.3	7/19/07
4.12	Second Supplemental Indenture, dated July 26, 2007, by and between the Company and U.S. Bank National Association	8-K	99.1	7/30/07
10.1	Form of Indemnification Agreement.	S-1	10.1	12/20/99
10.2*	1997 Stock Plan, as amended, and forms of related agreements.	10-K	10.4	6/1/06
10.3*	2000 Employee Stock Purchase Plan and forms of related agreements.	S-1	10.5	12/20/99
10.4++	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People’s Republic of China and UTStarcom, Inc. dated May 18, 2000.	10-Q	10.2	8/14/00
10.5*	Amended 2001 Director Option Plan and forms of related agreements.	10-K	10.66	6/1/06
10.11*	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan.	S-8	4.4	9/15/03

10.12*	Change of Control Severance Agreement, dated as of January 17, 2003, by and between Hong Liang Lu and UTStarcom, Inc.	10-K	10.89	3/9/04
10.13+	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.97	5/10/04
10.14+	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.98	5/10/04
10.15	Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004.	10-Q	10.101	8/16/04
10.17*	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005.	8-K	10.3	9/12/05
10.18*	Form of Restricted Stock Agreement for use under the Company’s 1997 Stock Plan.	8-K	10.1	9/12/05
10.19*	Form of Director and Officer Stock Option Agreement for use under the Company’s 1997 Stock Plan	8-K	10.1	12/6/05
10.20*	UTStarcom, Inc. 2006 Equity Incentive Plan (2006 EIP).	8-K	10.1	7/27/06
10.21*	Form of Stock Option Award Agreement for 2006 EIP.	8-K	10.2	7/27/06
10.22*	Form of Stock Option Award Agreement for Directors and Officers for 2006 EIP.	8-K	10.3	7/27/06
10.23*	Form of Restricted Stock Agreement for 2006 EIP.	8-K	10.4	7/27/06
10.24*	Form of Restricted Stock Unit Agreement for 2006 EIP.	8-K	10.5	7/27/06

10.25*	Severance Agreement and Release by and between Michael J. Sophie and UTStarcom, Inc. dated April 13, 2006.	10-Q	10.10	10/10/07
10.26*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between William X. Huang and UTStarcom, Inc. dated August 21, 2006.	10-Q	10.15	10/10/07
10.27*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc. dated August 23, 2006.	10-Q	10.14	10/10/07
10.28*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Ying Wu and UTStarcom, Inc. dated November 14, 2006.	Filed herewith
10.29*	Form of Stock Option Amendment Election Form executed by key executive officers and directors.	8-K	10.1	1/4/07
10.30*	Stock Option Amendment Election Form executed by Hong Liang Lu on December 29, 2006.	8-K	10.2	1/4/07
10.31*	Stock Option Amendment Election Form executed by Ying Wu on December 29, 2006.	8-K	10.3	1/4/07
10.32*	Stock Option Amendment Election Form executed by William X. Huang on December 29, 2006.	8-K	10.4	1/4/07
10.33*	Offer Letter to Viraj Patel dated November 2, 2005.	10-Q	10.6	10/10/07
10.34*	Offer Letter to Mark Green dated December 19, 2005.	10-Q	10.7	10/10/07
10.35*	Offer Letter to David King dated April 3, 2006.	10-Q	10.8	10/10/07
10.36*	Employment Agreement by and between Philip Christopher and UTStarcom, Inc. dated June 11, 2004.	10-Q	10.9	10/10/07

10.37++	Strategic Alliance Agreement by and between Pantech & Curitel Communications and UTStarcom Personal Communications LLC dated September 25, 2006.	10-Q	10.11	10/10/07
10.38*	UTStarcom, Inc. Vice President Change in Control and Involuntary Termination Severance Pay Plan.	10-Q	10.12	10/10/07
10.39*	UTStarcom, Inc. Executive Involuntary Termination Severance Pay Plan	10-Q	10.13	10/10/07
21.1	Subsidiaries of UTStarcom.	Filed herewith
24.1	Power of Attorney (included on signature page).	Filed herewith
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
99.1

Restated Condensed Consolidated Statements of Operations for the periods ended June 30, 3006, March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005; Restated Condensed Consolidated Balance Sheets at June 30, 2006, March 31, 2006, September 30, 2005, June 30, 2005, March 31, 2005, and December 31, 2004; and Restated Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and the three months ended March 31, 2006.

		Filed herewith

*                    Management contract, plan or arrangement

+                Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

++     Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

UtsTARCOM, INC.
Date: October 10, 2007	By:	/s/ FRANCIS P. BARTON
	Name:	Francis P. Barton
	Title:	Executive Vice President and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ HONG LIANG LU	Chief Executive Officer and Director	October 10, 2007
Hong Liang Lu	(principal executive officer)
/s/ FRANCIS P. BARTON	Executive Vice President, Chief	October 10, 2007
Francis P. Barton	Financial Officer (principal financial officer) and Director
/s/ VIRAJ J. PATEL	Vice President, Corporate Controller	October 10, 2007
Viraj J. Patel	and Chief Accounting Officer (principal accounting officer)
/s/ THOMAS J. TOY	Chairman of the Board of Directors	October 10, 2007
Thomas J. Toy
/s/ JEFF CLARKE	Director	October 10, 2007
Jeff Clarke
/s/ LARRY D. HORNER	Director	October 10, 2007
Larry D. Horner
/s/ ALLEN LENZMEIER	Director	October 10, 2007
Allen Lenzmeier

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)
REGISTRANT BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$147,439	$133,203
Accounts receivable-unrelated party, net of allowances for doubtful accounts	8,368	20,934
Accounts receivable-related party	30,825	80,652
Accounts receivable-intercompany	600,265	629,287
Inventories	13,900	26,565
Deferred costs	65,950	82,191
Prepaids and other current assets	29,198	31,639
Restricted cash and investments	16,194	53,308
Total current assets	912,139	1,057,779
Property, plant and equipment, net	12,549	18,141
Investment in affiliated companies	350,718	238,079
Goodwill	3,063	3,063
Intangible assets, net	31,973	41,877
Other long-term assets	27,856	14,501
Total assets	$1,338,298	$1,373,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-unrelated party	$50,849	$31,279
Accounts payable-intercompany	23,245	17,160
Income taxes payable	2,056	1,591
Customer advances	48,317	80,175
Deferred revenue	18,078	7,989
Other	115,207	112,512
Total current liabilities	257,752	250,706
Long-term deferred revenue	31,586	21,485
Convertible subordinated notes	274,600	274,600
Total liabilities	563,938	546,791
Stockholders’ equity:
Common stock: $.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 121,299,113 and 121,018,036 at December 31, 2006 and 2005, respectively	152	152
Additional paid-in capital	1,205,592	1,192,201
Deferred stock compensation	—	(3,591)
Retained earnings	(494,244)	(376,899)
Accumulated other comprehensive income	62,899	14,786
Treasury stock	(39)	—
Total stockholders’ equity	774,360	826,649
Total liabilities and stockholders’ equity	$1,338,298	$1,373,440

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
Net sales:
Unrelated party	$131,292	$103,168	$100,942
Related party	129,782	266,665	143,164
Intercompany	129,326	140,785	571,001
	390,400	510,618	815,107
Cost of net sales:
Unrelated party	148,015	129,737	67,704
Related party	80,450	147,380	91,409
Intercompany	125,920	124,372	449,199
Gross profit	36,015	109,129	206,795
Operating expenses:
Selling, general and administrative	150,170	133,411	103,784
Research and development	181	63,532	39,719
Amortization of intangible assets	9,904	11,090	12,668
Impairment of long-lived assets	—	105,874	—
Restructuring	—	13,111	—
In-process research and development	—	660	1,400
Total operating expenses	160,255	327,678	157,571
Operating income (loss)	(124,240)	(218,549)	49,224
Interest income	8,327	4,559	12,349
Interest expense	(4,516)	(5,469)	(4,819)
Gain on extinguishment of subordinated notes	—	31,392	—
Other income (expense), net	(52,942)	(13,004)	(29,943)
Equity in net (loss) income of affiliated companies	60,182	(273,588)	(5,070)
(Loss) income before income taxes	(113,189)	(474,659)	21,741
Income tax benefit (expense)	(4,156)	(57,986)	29,108
Net (loss) income	$(117,345)	$(532,645)	$50,849

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)
CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT
(In thousands)

	Years ended December 31,
	2006	2005	2004
		(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(117,345)	$(532,645)	$50,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23,931	29,497	34,219
Stock-based compensation expense	16,592	863	109
Gain (loss) on sale of assets	(14,818)	147	1,672
Impairment of long-lived asset	—	105,874	—
Non-cash restructuring charges	—	7,948	—
In-process research and development costs	—	660	1,400
Gain on sale of investment	—	(48,076)	—
Impairment of long-term investments	13,500	—	—
Provision for recovery of doubtful accounts	(1,150)
Provision for inventory reserve	27,154	10,173	8,640
Gain on extinguishment of debt	—	(31,392)	—
Deferred income taxes	—	42,095	(11,469)
Equity in (net income) loss of affiliated companies	(60,182)	273,588	5,058
Other	2,050	(2,763)	5,027
Changes in operating assets and liabilities:
Accounts receivable	92,566	37,308	(242,980)
Inventories	11,115	(2,329)	(18,960)
Deferred costs	(10,913)	7,747	(43,361)
Other assets	(481)	26,296	(34,363)
Accounts payable	25,655	(36,291)	27,146
Income taxes payable	465	(22,590)	20,109
Customer advances	(31,858)	20,026	22,835
Deferred revenue	6,331	13,554	(10,342)
Other current liabilities	(4,174)	74,156	5,339
Net cash provided by (used in) operating activities	(21,562)	(26,154)	(179,072)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(8,945)	(9,092)	(13,710)
Investment in affiliates, net of cash acquired	(13,179)	(3,795)	(57,150)
Acquisition of business, net of cash acquired	—	(5,356)	(33,185)
Proceeds from sale of semiconductor design assets	35,965	—	—
Purchase of intangible assets	(908)	(750)	(4,158)
Change in restricted cash	20,976	(18,473)	(12,459)
Purchase of short-term investments	—	(14,132)	(55,379)
Sales of short-term investments	—	89,770	61,086
Other	1,538	—	—
Net cash provided by (used in) investing activities	35,447	38,172	(114,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	390	6,952	25,736
Repurchase of stock	(39)	—	(107,569)
Proceeds from equity offering	—	—	474,554
(Purchase) settement of convertible bond hedge and call option	—	1,445	—
Cash paid to extinguish debt	—	(57,136)	—
Other	—	—	—
Net cash provided by (used in) financing activities	351	(48,739)	392,721
Net increase (decrease) in cash and cash equivalents	14,236	(36,721)	98,694
Cash and cash equivalents at beginning of period	133,203	169,924	71,230
Cash and cash equivalents at end of period	$147,439	$133,203	$169,924

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate, parent company basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, inter-company transactions have not been eliminated. Inventory balances at December 31, 2006 and 2005 include intercompany profit of $2.6 million and $1.9 million, respectively. No cash dividends were paid to UTStarcom, Inc. by its subsidiaries during the three years ended December 31, 2006. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2—RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2005 and 2004. Accordingly, the registrant’s balance sheet as of December 31, 2005 and condensed information as to the registrant’s results of operations for the years ended December 31, 2005 and 2004 have been restated from amounts previously reported. See Note 2 to the Consolidated Financial Statements for further information concerning the restatement, including the impact of all restatements adjustments reflected on the consolidated financial statements which have been similarly reflected in the restated condensed financial statements. Additionally, in these parent company basis financial statements, the Company has corrected the income tax expense for 2005 and 2004 to include the impact of the Company’s branch operations in foreign jurisdictions, consistent with the 2006 methodology. This correction reduced both tax expense and equity in net income of affiliated companies by $36.4 million and $0.6 million for the years ended December 31, 2005 and 2004, respectively, with no impact on net income. The registrant’s balance sheet at December 31, 2005 was adjusted as a result of this correction of the tax provision, reducing investment in affiliates by $66.6 million, increasing income taxes payable by $1.0 million and reducing other current liabilities by $67.6 million.

UTSTARCOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The following tables summarize the impact of all restatement adjustments on previously issued condensed information as to the results of operations of the registrant for the years ended December 31, 2005 and 2004:

	Year ended December 31, 2005
	As previously reported	Adjustments	As restated
	(in thousands)
Net sales
Unrelated parties	$183,295	$(80,127)	$103,168
Related parties	186,404	80,261	266,665
Intercompany	140,785	—	140,785
	510,484	134	510,618
Cost of sales
Unrelated parties	170,932	(41,195)	129,737
Related parties	106,147	41,233	147,380
Intercompany	124,372	—	124,372
Gross profit	109,033	96	109,129
Operating expenses:
Selling, general and administrative	134,236	(825)	133,411
Research and development	63,854	(322)	63,532
Amortization of intangible assets	11,090	—	11,090
Impairment of long-lived assets	105,874	—	105,874
Restructuring	13,111	—	13,111
In-process research and development	660	—	660
Total operating expenses	328,825	(1,147)	327,678
Operating (loss) income	(219,792)	1,243	(218,549)
Interest income	4,559	—	4,559
Interest expense	(5,469)	—	(5,469)
Gain on extinguishment of subordinated notes	31,392	—	31,392
Other expense, net	(13,004)	—	(13,004)
Equity in net (loss) of affiliated companies	(194,800)	(78,788)	(273,588)
(Loss) income before income taxes	(397,114)	(77,545)	(474,659)
Income tax benefit (expense)	(90,245)	32,259	(57,986)
Net loss	$(487,359)	$(45,286)	$(532,645)

UTSTARCOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2004
	As previously reported	Adjustments	As restated
	(in thousands)
Net sales
Unrelated parties	$100,808	$134	$100,942
Related parties	143,164	—	143,164
Intercompany	571,001	—	571,001
	814,973	134	815,107
Cost of sales
Unrelated parties	67,578	126	67,704
Related parties	91,409	—	91,409
Intercompany	449,199	—	449,199
Gross profit	206,787	8	206,795
Operating expenses:
Selling, general and administrative	103,706	78	103,784
Research and development	39,687	32	39,719
Amortization of intangible assets	12,668	—	12,668
Impairment of long-lived assets	—	—	—
Restructuring	—	—	—
In-process research and development	1,400	—	1,400
Total operating expenses	157,461	110	157,571
Operating (loss) income	49,326	(102)	49,224
Interest income	12,349	—	12,349
Interest expense	(4,819)	—	(4,819)
Gain on extinguishment of subordinated notes	—	—	—
Other expense, net	(29,943)	—	(29,943)
Equity in net (loss) of affiliated companies	14,125	(19,195)	(5,070)
(Loss) income before income taxes	41,038	(19,297)	21,741
Income tax benefit (expense)	28,786	322	29,108
Net income (loss)	$69,824	$(18,975)	$50,849

UTSTARCOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

The following table presents the impact of the restatement adjustments on the previously issued registrant balance sheet as of December 31, 2005:

	Year Ended December 31, 2005
	As previously reported	Adjustments	Restated
	(in thousands)
Current assets:
Cash and cash equivalents	$133,203	$—	$133,203
Short-term investments	—	—	—
Accounts receivables, net of allowances for doubtful accounts	35,008	(14,074)	20,934
Accounts receivables, related parties	66,578	14,074	80,652
Accounts receivables, intercompany	629,287	—	629,287
Inventories	26,565	—	26,565
Deferred costs	82,191	—	82,191
Prepaids and other current assets	31,639	—	31,639
Restricted cash and investments	53,308	—	53,308
Total current assets	1,057,779	—	1,057,779
Property, plant and equipment, net	18,141	—	18,141
Investment in affiliated companies	404,350	(166,271)	238,079
Goodwill	3,063	—	3,063
Intangible assets, net	41,877	—	41,877
Other long-term assets	13,728	773	14,501
Total assets	$1,538,938	$(165,498)	$1,373,440
Current liabilities:
Accounts payable—unrelated party	$31,279	$—	$31,279
Accounts payable—intercompany	17,160	—	17,160
Income taxes payable	—	1,591	1,591
Customer advances	80,175	—	80,175
Deferred revenue	7,855	134	7,989
Other current liabilities	178,583	(66,071)	112,512
Total current liabilities	315,052	(64,346)	250,706
Long-term deferred revenue	20,739	746	21,485
Convertible subordinated notes	274,600	—	274,600
Total liabilities	610,391	(63,600)	546,791
Stockholders’ equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 121,018,036 and 114,769,510 at December 31, 2005 and 2004, respectively	152	—	152
Additional paid-in capital	1,168,166	24,035	1,192,201
Treasury Stock		—	—
Deferred stock compensation	(3,493)	(98)	(3,591)
Retained earnings	(253,174)	(123,725)	(376,899)
Accumulated other comprehensive income	16,896	(2,110)	14,786
Total stockholders’ equity	928,547	(101,898)	826,649
Total liabilities, minority interest and stockholders’ equity	$1,538,938	$(165,498)	$1,373,440

UTSTARCOM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—LONG TERM OBLIGATIONS

On March 12, 2003, UTStarcom, Inc. completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes are convertible into common stock of UTStarcom Inc. at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of UTStarcom Inc. Effective January 9, 2007, UTStarcom Inc. and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by UTStarcom Inc. to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. The convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. Payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 7.625% as of January 9, 2007. See Note 11 to the Consolidated Financial Statements. For information regarding the notice of default on May 31, 2007 and the Second Supplemental Indenture of UTStarcom Inc., see Note 23 to the Consolidated Financial Statements.

In 2005, UTStarcom Inc. entered into agreements to exchange a total of 4,988,100 common shares of UTStarcom Inc. with a fair value of approximately $37.6 million and approximately $57.1 million in cash for $127.9 million aggregate principal amount of its outstanding convertible notes with five of its note holders. These exchanges are considered an early extinguishment of debt in which the aggregate fair value of the common stock and cash is less than the carrying value of the convertible notes. Accordingly, UTStarcom Inc. recorded a gain, net of write-off of unamortized issuance expenses, of $31.4 million for the year ended December 31, 2005 on such extinguishment in accordance with the provisions of Accounting Principles Board Opinion No. 26, “Early Extinguishment of Debt.”

SCHEDULE II

UTSTARCOM, INC.
Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2006, 2005, and 2004

Description	Balance at beginning of the period	Charged (credited) to costs and expenses	Charged (credited) to other accounts		Deductions	Balance at end of the period
Year ended December 31, 2006,
Allowance for doubtful accounts	$67,794	$(9,730)	$—		$4,151	$53,913
Tax valuation allowance	$244,204	$13,918	$(22,558	)(1)	$—	$235,564
Year ended December 31, 2005, as restated
Allowance for doubtful accounts	$51,207	$18,210	$—		$1,623	$67,794
Tax valuation allowance	$4,900	$237,307	$1,997	(1)	$—	$244,204
Year ended December 31, 2004, as restated
Allowance for doubtful accounts	$31,172	$21,284	$—		$1,249	$51,207
Tax valuation allowance	$328	$4,572	$—		$—	$4,900

(1)          Charged against other comprehensive income