Form 10-Q
period 2007-03-31
UTSTARCOM INC
filed 2007-10-17
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

EXPLANATORY NOTE

The Company was unable to file timely its Form 10-Q for the quarterly period ended March 31, 2007 because we had commenced a voluntary review of historical stock option practices and the results of that review were not known at the date the Form 10-Q filing was due.  Subsequent to that time, the Audit Committee engaged independent counsel to conduct an investigation of sales in China.  Information contained herein about the restatements of previously issued financial statements has been taken from the 2006 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on October 10, 2007. The 2006 Annual Report contains additional information about the restatements which is not included herein.

Our consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q for accounting periods prior to the third quarter of 2006 have been restated, as described below.

Summary

In July 2007, the Company announced the Audit Committee of the Board of Directors (the “Audit Committee”) was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Quarterly Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been and have restated the financial statements for the three months ended March 31, 2006. The net effect for the three months ended March 31, 2006 was to recognize previously deferred revenue and gross profit of $5.4 million and $1.4 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduces our previously reported operating results for this period.  We have restated the financial statements for the three months ended March 31, 2006, and during that period incremental stock compensation expense totaling $0.7 million was recognized.

None of these restatements had any effect on any of our cash balances, however cash equivalents were reduced at March 31, 2006 due to the correction in classifications described below.

Additional information about these restatements and their effects on our financial statements is presented below as well as in the Notes to Consolidated Financial Statements.

China Sales Investigation

The Audit Committee engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company’s whistle blower program. The independent counsel engaged the assistance of forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

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

•                  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at our sales offices contained post contract support obligations to recognize revenue and cost of net sales over the estimated period of post contract support;

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

The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

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

The cumulative effect of all of the China sales restatement adjustments to our consolidated balance sheet as of December 31, 2003 resulted in a decrease in retained earnings of $36.6 million, an increase in deferred revenue of $115.4 million to account for previously recognized sales, an increase in deferred costs of $72.8 million to account for previously recognized cost of net sales, and an increase in deferred tax assets and prepaid taxes of $5.9 million. In our consolidated balance sheet at March 31, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $36.5 million is classified as current and $233.3  million as non-current, and the related net reduction in cost of net sales of $172.9 million is accounted for as deferred costs. These amounts are being recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

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

We restated our consolidated financial statements to recognize additional non-cash stock-based compensation expense arising from using corrected measurement dates for certain stock option grants made during the years 2000 through 2005 and to reflect the modification of the 1998 grant described above. Consistent with our historical accounting policy this additional stock-based compensation expense is being recognized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting).

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We restated our unaudited condensed consolidated financial statement information for the first and second fiscal quarters of 2006, included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 (and as reflected in our results for the three months ended March 31, 2006 included in this Form 10-Q), to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 - 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002-2005 with incorrect measurement dates were recalculated. We also recorded additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

Those stock option grants with corrected measurement dates have also been restated using the fair value based measurement principles of Statement of Financial Accounting Standards 123 Accounting for Stock-Based Compensation (“SFAS 123”) to present, in Note 2, “Restatement of Financial Statements” of Notes to Consolidated Financial Statements contained in Item 8 of the Company’s 2006 Annual Report, the pro forma effect on stock-based compensation expense, net income (loss), and earnings (loss) per share amounts in 2004 and 2005 of using the fair value based method to determine stock-based compensation expense rather than using APB 25’s intrinsic value method. Such disclosure is required in financial statements for periods prior to the adoption of SFAS 123(R).

In addition to restating the consolidated financial statements in response to the Governance Committee’s findings, we recorded additional non-cash adjustments to account for the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment and to record in the first two quarters of 2006 corrections relating to accounting for performance related stock options and restricted stock grants, all of which were previously identified and considered immaterial.

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

The corrections for the stock option restatement were to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

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

The total effect of the stock option restatement and the amounts for 2006, as shown in the above table, have been reflected in the December 31, 2006 financial statements as well as in the March 31, 2006 financial statements. As a result of this restatement, net loss increased by $0.7 million for the three months ended March 31, 2006.

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

Summary of Restatement Amounts

The following table presents the decrease in net earnings from the restatement for each restated year:

Year ended	Net income (loss),	Restatement adjustments			Net income (loss),
December 31,	as previously reported	China Sales	Stock Options	Total	as restated
		(in thousands)
		(Decrease) Increase

1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)
2006 quarter ended
March 31	$(10,635)	1,360	(671)	689	$(9,946)
June 30	$(21,443)	(371)	(510)	(881)	$(22,324)
		$(96,677)	$(27,240)	$(123,917

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections was as follows (in thousands):

Increase (decrease) in paid-in capital and deferred stock compensation:

Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)

Net increase in paid-in capital and deferred stock compensation	25,972

(Increase) decrease in accumulated deficit:

Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325

Net increase in accumulated deficit	(59,464)

Net decrease in stockholders' equity at December 31, 2003	$(33,492)

In restating the previously issued financial statements for the investigations discussed above, we also corrected other previously reported amounts. We corrected the reporting of $8.7 million of net sales to certain third party resellers and $1.8 million of associated cost of net sales for the three months ended March 31, 2006 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the March 31, 2006 consolidated balance sheet.   We also corrected our reporting of $6.2 million of time deposits at March 31, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in the balance sheet and in the statement of cash flows for the March 2006 reporting period.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$558,150	$661,623
Short-term investments	14,768	9,546
Accounts receivable, net of allowances for doubtful accounts of $48,264 and $53,894 at March 31, 2007 and December 31, 2006, respectively	327,449	373,762
Accounts receivable, related parties, net of allowances for doubtful accounts of $0 and $19 at March 31, 2007 and December 31, 2006, respectively	25,487	32,318
Notes receivable	6,161	5,060
Inventories	442,996	440,445
Deferred costs	211,666	195,393
Prepaids and other current assets	132,004	101,795
Short-term restricted cash and investments	5,620	16,666
Total current assets	$1,724,301	1,836,608
Property, plant and equipment, net	210,042	213,155
Long-term investments	45,087	47,809
Goodwill	3,063	3,063
Intangible assets	52,397	56,443
Long-term deferred costs	172,895	176,649
Other long-term assets	39,575	40,223
Total assets	$2,247,360	$2,373,950

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$265,519	$304,869
Short-term debt	378,416	102,758
Income taxes payable	—	2,483
Customer advances	312,363	265,812
Deferred revenue	96,874	95,742
Other current liabilities	191,807	271,400
Total current liabilities	1,244,979	1,043,064

Long-term deferred revenue	251,369	261,014
Long-term debt	521	275,161
Other long-term liabilities	21,881	13,858
Total liabilities	1,518,750	1,593,097

Commitments and contingencies (Note 15)
Minority interest in consolidated subsidiaries	6,029	6,493
Stockholders’ equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 121,299,113 issued and 121,294,645 outstanding at March 31, 2007 and December 31, 2006	152	152
Additional paid-in capital	1,208,349	1,205,592
Accumulated deficit	(549,577)	(494,244)
Accumulated other comprehensive income	63,696	62,899
Treasury stock: 4,468 shares held in treasury at March 31, 2007 and December 31, 2006	(39)	(39)
Total stockholders’ equity	722,581	774,360
Total liabilities, minority interest and stockholders' equity	$2,247,360	$2,373,950

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended March 31,
	2007	2006
		(As restated)
Net sales
Unrelated party	$462,574	$557,037
Related party	13,328	44,944
	475,902	601,981
Cost of net sales
Unrelated party	390,539	461,585
Related party	10,078	16,605
Gross profit	75,285	123,791
Operating expenses:
Selling, general and administrative	79,837	83,727
Research and development	43,662	46,402
Amortization of intangible assets	4,046	4,925
Total net operating expenses	127,545	135,054

Operating loss	(52,260)	(11,263)

Interest income	4,910	3,532
Interest expense	(6,725)	(3,500)
Other income, net	3,970	3,568

Loss before income taxes and minority interest	(50,105)	(7,663)
Income tax expense	(4,341)	(2,839)
Minority interest in losses of consolidated subsidiaries	464	556
Net loss	$(53,982)	$(9,946)

Loss per share - Basic	$(0.45)	$(0.08)
Loss per share - Diluted	$(0.45)	$(0.08)

Weighted average shares used in per-share calculation:
- Basic	120,900	120,600
- Diluted	120,900	120,600

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,982)	$(9,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,744	17,476
Net (gain) loss on sale of asset	(2,699)	4,708
Stock-based compensation expense	2,755	2,425
(Recovery of) provision for doubtful accounts	(5,281)	892
(Recovery of) provision for deferred costs reserves	(1,504)	795
Other	266	(578)
Changes in operating assets and liabilities:
Accounts receivable	60,296	28,787
Inventories	(2,422)	(4,337)
Deferred costs	(5,222)	3,248
Other assets	(31,433)	(6,771)
Accounts payable	(41,324)	18,077
Income taxes payable	5,969	(2,020)
Customer advances	44,298	43,097
Deferred revenue	(11,790)	8,789
Other current liabilities	(79,336)	(50,970)
Net cash provided by (used in) operating activities	(106,665)	53,672
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,221)	(3,162)
Proceeds from the disposition of an investment interest	1,800	—
Proceeds from the sale of semiconductor design assets	—	19,965
Change in restricted cash and long-term investments	10,365	(17,037)
Purchase of short-term investments	(15,576)	(17,041)
Proceeds from sale of short-term investments	10,483	13,309
Other	(70)	499
Net cash provided by (used in) investing activities	1,781	(3,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	64,621	62,370
Payments on borrowings	(64,676)	(89,948)
Other	(654)	(3,184)
Net cash used in financing activities	(709)	(30,762)
Effect of exchange rate changes on cash and cash equivalents	2,120	2,374
Net increase (decrease) in cash and cash equivalents	(103,473)	21,817
Cash and cash equivalents at beginning of period	661,623	645,571
Cash and cash equivalents at end of period	$558,150	$667,388

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$5,388	$2,511
Income taxes	$2,788	$3,801
Non-cash operating activity:
Accounts receivable transferred to notes receivable	$9,240	$8,977

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interests in consolidated subsidiaries is shown separately in the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The Company reported net losses in each quarter in the period beginning April 1, 2005 and continuing through March 31, 2007, which has resulted in an accumulated deficit of $549.6 million and total stockholders’ equity being reduced to $722.6 million at March 31, 2007.  Additionally, at March 31, 2007, the Company had short-term debt in China under its lines of credit of $103.6 million maturing in 2007 and  convertible subordinated notes, outside of China, with a principal balance of $274.6 million that matures in March 2008. On January 9, 2007 and July 26, 2007 the Company and the holders of the convertible subordinated notes entered into two agreements to prevent covenant defaults occurring from the Company’s inability to timely file required periodic reports containing financial statements with the SEC.  As a result of these agreements, convertible subordinated notes accrued interest at a rate of 7.625% per annum as of January 9, 2007 and the interest rated increased to 10.875% effective as of July 26, 2007. On October 15, 2007, the Company received an additional notice of default asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and Second Supplemental Indenture) with respect to the Notes.  The specific defaults referred to in the notice of default were (i) the Company’s failure to file with the SEC and provide copies to the Trustee of its Quarterly Reports on Form 10-Q for the fiscal quarter ended March 31, 2007 and June 30, 2007 and (ii) the Company’s failure to deliver to the Trustee its officer’s certificate of compliance required by the Indenture. The notice of default provides that the Company has 60 consecutive days from October 15, 2007 to cure the defaults before such defaults would constitute an “Event of Default” under the Indenture.  For additional information concerning these agreements, see Note 25.

The Company’s cash and short-term investments aggregated $572.9 million (of which $414.6 million are held in China) at March 31, 2007.

Credit facilities in China at March 31, 2007 totaled $692.7 million, with $353.5 million of this amount available for working capital purposes, of which the Company had drawn $103.6 million in outstanding borrowings, and $339.2 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007, and the Company believes that based upon its recent financial performance and financial position its lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, the Company believes the amounts of credit its lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements for the three months ended March 31, 2006 included herein have been restated.  The reasons for the restatement are discussed below.

China Sales Investigation

The Audit Committee of the Company’s Board of Directors (“Audit Committee”) engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company’s whistle blower program. The independent counsel engaged the assistance of forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

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

Upon completion of the investigative phase of the independent investigation by the Audit Committee, management:

•                  conducted follow-up procedures to attempt to locate any additional relevant information to ensure the China sales investigation considered all available information and documents;

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

The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Net sales	Gross profit	Net income

2000	$(12,408)	$(5,294)	$(4,781)
2001	(17,154)	(6,330)	(5,779)
2002	(64,732)	(22,924)	(19,697)
2003	(21,060)	(8,014)	(6,382)
Totals through December 31, 2003	(115,354)	(42,562)	(36,639)
2004	(104,965)	(27,241)	(18,594)
2005	(58,232)	(27,863)	(42,433)
2000 - 2005 Total	$(278,551)	$(97,666)	$(97,666)

2006 quarter ended

March 31	$5,410	$1,360	$1,360

In our consolidated balance sheet at March 31, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $36.5 million is classified as current and $233.3 million as non-current, and the related net reduction in cost of net sales of $172.9 million is accounted for as deferred costs. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.   Due to this restatement, we increased net sales, gross profit, and net income (in thousands) for the three month period ended March 31, 2006 as follows: $5,410, $1,360 and $1,360, respectively.

Audit Committee Findings

Upon completing its investigation, the Audit Committee concluded that the conditions and practices relating to systems contracts prevalent in the Western Region resulted primarily from the failure to prevent or detect instances of override related to controls in China over customer agreements, lack of proper management oversight, unclear record retention policies and procedures relating to systems contracts, and inadequate employee training.  The Investigating Team and the Audit Committee also concluded that with respect to four regions other than the Western Region there was no evidence of fraud or misconduct or reason to suspect such occurred. The Investigating Team and the Audit Committee also concluded that there was no credible evidence of knowledge by senior management in China or the United States of the conditions and practices related to the Western Region of China that were discovered in the investigation. The Audit Committee concluded that local management in several of the sales offices in the Western Region of China did not submit appropriate information to the Company's senior management in China and the United States. Therefore, in prior years, neither the Company's management nor the Company's independent registered accounting firm were able to properly evaluate the effect of that information on revenue recognition. The Audit Committee also concluded that certain members of management in China bear varying degrees of responsibility for inadequate oversight of activities. As a result, certain employees in China have either been terminated or placed on suspension for failure to provide adequate oversight of activities.

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

The table below shows the effects of correcting the consolidated financial statements for the Governance Committee’s findings and the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment. Consistent with its historical accounting policy, this additional stock-based compensation expense is being recognized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting).  Additionally, the table gives effect to corrections of the accounting for performance related stock options and restricted stock grants in the first two quarters of 2006, all of which were previously identified and considered immaterial. The effects of correcting the errors in the Company’s previous stock option accounting were to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

	Reduction (increase) in net income from
	Non-cash stock
Year ended December 31,	compensation	Payroll taxes	Income taxes	Net income

1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000-2005 Total	$25,550	$1,501	$(992)	$(26,059)
2006 quarter ended
March 31	$662	$9	$—	$(671)

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

Restatement and Impact on Financial Statements

The following table presents the decrease in net income, by year, as a result of restating for the results of the China sales investigation and the historical stock option accounting review:

Year ended	Net income (loss),	Restatement adjustments			Net income (loss),
December 31,	as previously reported	China Sales	Stock Options	Total	as restated
			(in thousands)
		(Decrease) Increase

1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)
2006 quarter ended
March 31	$(10,635)	1,360	(671)	689	$(9,946)

The cumulative effect of the restatements at December 31, 2003 was an increase to additional paid-in capital and deferred stock-based compensation of $26.0 million from $646.7 million to $672.7 million, and a decrease in retained earnings of $59.5 million from $237.4 million to $177.9 million, and a decrease in total stockholders’ equity of $33.5 million from $887.7 million to $854.2 million.

Other Changes

In restating the previously issued financial statements for the investigations discussed above, the Company also corrected other previously reported amounts. It corrected the reporting of $8.7 million of net sales to certain third party resellers and $1.8 million of associated cost of net sales for the three months ended March 31, 2006 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 the Company determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the March 31, 2006 consolidated balance sheet.   The Company also corrected our reporting of $6.2 million of time deposits at March 31, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in the balance sheet and in the statement of cash flows for the March 2006 reporting period.

Restated Financial Information

The following tables summarize the impact of the restatement adjustments on the condensed consolidated statement of operations for the three months ended March 31, 2006 and the condensed consolidated statement of cash flows for the three months ended March 31, 2006:

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended March 31, 2006
	As previously reported	Adjustments	As restated

Net sales
Unrelated party	$560,361	$(3,324)	$557,037
Related party	36,210	8,734	44,944
	596,571	5,410	601,981
Cost of net sales
Unrelated party	459,381	2,204	461,585
Related party	14,736	1,869	16,605
Gross profit	122,454	1,337	123,791
Operating expenses:
Selling, general and administrative	83,172	555	83,727
Research and development	46,309	93	46,402
Amortization of intangible assets	4,925	—	4,925
Total operating expenses	134,406	648	135,054

Operating loss	(11,952)	689	(11,263)

Interest income	3,532	—	3,532
Interest expense	(3,500)	—	(3,500)
Other income, net	3,568	—	3,568

Loss before income taxes and minority interest	(8,352)	689	(7,663)
Income tax expense	(2,839)	—	(2,839)
Minority interest in losses of consolidated subsidiaries	556	—	556
Net loss	$(10,635)	$689	$(9,946)

Loss per share - Basic	$(0.09)	$0.01	$(0.08)
Loss per share - Diluted	$(0.09)	$0.01	$(0.08)

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31, 2006
	As previously reported	Adjustments	As restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,635)	$689	$(9,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,476	—	17,476
Loss on sale of assets	4,708	—	4,708
Stock-based compensation expense	1,769	656	2,425
Provision for doubtful accounts	892	—	892
Provision for deferred costs	795	—	795
Other	(578)	—	(578)
Changes in operating assets and liabilities:
Accounts receivable	28,787	—	28,787
Inventories	(4,337)	—	(4,337)
Deferred costs	(810)	4,058	3,248
Other assets	(6,771)	—	(6,771)
Accounts payable	18,077	—	18,077
Income taxes payable	(2,020)	—	(2,020)
Customer advances	43,097	—	43,097
Deferred revenue	14,207	(5,418)	8,789
Other current liabilities	(50,985)	15	(50,970)
Net cash provided by operating activities	53,672	—	53,672
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(3,162)	—	(3,162)
Sale of business	19,965	—	19,965
Change in restricted cash and long-term investments	(17,037)	—	(17,037)
Purchase of short-term investments	(10,819)	(6,222)	(17,041)
Proceeds from sale of short-term investments	13,309	—	13,309
Other	499	—	499
Net cash provided by (used in) investing activities	2,755	(6,222)	(3,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	62,370	—	62,370
Payments on borrowings	(89,948)	—	(89,948)
Other	(3,184)	—	(3,184)
Net cash used in financing activities	(30,762)	—	(30,762)

Effect of exchange rate changes on cash and cash equivalents	2,389	(15)	2,374
Net increase in cash and cash equivalents	28,054	(6,237)	21,817
Cash and cash equivalents at beginning of period	645,571	—	645,571
Cash and cash equivalents at end of period	$673,625	$(6,237)	$667,388

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$2,511		$2,511
Income taxes	$3,801		$3,801
Non-cash operating activities
Accounts receivable transferred to notes receivable	$8,977		$8,977

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” and SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.” Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time the Company can establish verifiable objective evidence of the fair value.

Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and the Company is entitled to the full payment. The Company does not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction.

Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2 “Software Revenue Recognition,” as amended, and EITF No. 03-05, “Applicability of SOP 97-2 to Non-Software Deliverables Containing More Than Incidental Software.” The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence (“VSOE”) of fair value. VSOE of fair value of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established.  In some cases the Company has agreed to give software upgrade rights on a “when and if made available” basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract.  This additional contract obligation is an element of “post contract support.”  The Company has not established VSOE for such contract element.  Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided.  The expected period of support is generally the term of the contract.  In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. The Company reviews assumptions regarding the estimated post contract support periods on a regular basis.  If the Company determines that it is necessary to revise the Company’s estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected.  However, to the extent the new assumptions regarding the post contract support periods were different than original assumptions, the contract revenues would be recognized over the remaining expected period of support.

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

Because of the nature of doing business in China and other emerging markets, the Company’s billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue. Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. The Company had current deferred revenue of $96.9 million and $95.7 million, and long-term deferred revenue of $251.4 million and $261.0 million, at March 31, 2007 and December 31, 2006, respectively.

Inventories

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based payment awards under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  In accordance with APB 25, non-cash compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date, based on the difference between the exercise price and the market price.  The expense was recognized ratably over the associated service period, which was generally the option vesting term.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest.  Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) method of valuation for share-based awards granted on or prior to December 31, 2005, and continues to use the Black-Scholes model for subsequent share-based payment awards.  On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).  The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award.

Income Taxes

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

As described in Note 21, effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

NOTE 4 - STOCK-BASED COMPENSATION

The Company grants restricted stock awards to its employees under the 1997 and 2006 Plans.  Such awards generally vest over a period of one to four years from the date of grant.  The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.  On February 28, 2006, the Company granted rights to purchase 301,133 shares of restricted stock to executive officers of the Company which were allowed to lapse unexercised in March 2006.  In their place, on February 1, 2007, the Compensation Committee of the Board of Directors of the Company (“the Committee”) determined that certain executive officers, based on their level of performance during the Company’s 2006 fiscal year, were eligible to receive 203,000 shares of common stock in the aggregate (“the Performance Stock”).  The Committee’s determination is subject to compliance with applicable law, and the Committee will issue the Performance Stock after the Company is in compliance with all SEC reporting requirements.  The Performance Stock is included in the Company’s computation of stock-based compensation expense and was $0.2 million for both of the three months ended March 31, 2007 and 2006.

In addition, on February 28, 2006, the Committee granted 602,267 performance options under the 1997 and 2006 Plans.  On February 1, 2007, the Committee determined, based on each executive officer’s level of performance during the Company’s 2006 fiscal year, that 406,000 shares underlying the previously granted performance options were earned as of February 28, 2007.  Each performance option has an exercise price of $6.25 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant, February 28, 2006.  The 196,267 performance options not declared earned by the Committee were cancelled and returned to the Company.  The performance options are included in the Company’s computation of stock-based compensation expense and were $0.5 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

The total stock-based compensation cost recognized in the condensed consolidated statement of operations was as follows:

	Three months ended March 31,
	2007	2006
		(As restated)
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options and stock purchase plans	$1,619	$4,043
Restricted stock	1,136	775
Forfeitures related to disposal of a component of a business	—	(2,393)
Total	$2,755	$2,425

For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 5 - LOSS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes unvested restricted shares. Diluted EPS presents the amount of net loss available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potential common shares include employee stock options, unvested restricted shares, a written call option, warrants, convertible subordinated notes and vested acquisition-related stock options.

The following is a summary of the calculation of basic and diluted EPS:

	Three months ended March 31,
	2007	2006
		(As restated)
	(in thousands except per share data)
Numerator:
Net loss for basic EPS computation	$(53,982)	$(9,946)
Effect of dilutive securities - convertible subordinated notes	—	—
Net loss adjusted for dilutive securities	$(53,982)	$(9,946)

Denominator:
Shares used to compute basic EPS	120,900	120,600
Dilutive common stock equivalent shares	—	—
Shares used to compute diluted EPS	120,900	120,600

Loss per share - basic and diluted	$(0.45)	$(0.08)

For the three months ended March 31, 2007 and 2006, no potential common shares were dilutive because of the net loss in each of these periods, and basic and dilutive EPS are the same.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Three months ended March 31,
	2007	2006
		(As restated)
	(in thousands)
Stock options	19,344	22,848
Conversion of convertible subordinated notes	11,543	11,543
Unvested restricted shares	635	582
	31,522	34,973

NOTE 6 - COMPREHENSIVE LOSS

The reconciliation of net loss to comprehensive loss for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
		(As restated)
	(in thousands)
Net loss	$(53,982)	$(9,946)
Unrealized gain (loss) on investments	(3,869)	23
Foreign currency translation	4,666	1,764
Total comprehensive loss	$(53,185)	$(8,159)

NOTE 7 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at March 31, 2007 or December 31, 2006. Short-term investments, consisting entirely of available-for-sale securities, were $14.8 million and $9.5 million at March 31, 2007 and December 31, 2006, respectively. The available-for-sale securities currently consist of bank time deposits, but can consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of other comprehensive income. Realized gains and losses are reported in earnings.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes sold during the three months ended March 31, 2007 and 2006.

NOTE 8 - RESTRICTED CASH AND INVESTMENTS

At March 31, 2007 the Company had short-term restricted cash and investments of $5.6 million and long-term restricted cash of $17.2 million included in other long-term assets. At December 31, 2006 the Company had short-term restricted cash and investments of $16.7 million and long-term restricted cash of $16.5 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE

The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business.  The notes are typically non-interest bearing, with maturity dates between three and six months.  Bank notes are included in short-term investments.  Commercial notes receivable available for sale were $6.2 million and $5.1 million at March 31, 2007 and December 31, 2006, respectively.  The Company may discount these notes with banking institutions in China.  A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met. Under SFAS 140, upon a transfer, the transferor or entity must de-recognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. There were no notes receivable sold during the three months ended March 31, 2007 and 2006.

In August 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement.  The Agreement contains provisions customary in transactions of this nature including certain commitment fees.  During the three months ended March 31, 2007, no receivables have been sold pursuant to provisions of the Agreement, and the Company recorded commitment fees of $0.1 million.  In March 2007, the Agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the commercial bank, with no associated commitment fees.

NOTE 10 - INVENTORIES

As of March 31, 2007 and December 31, 2006, total inventories consisted of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)

Raw materials	$60,375	$72,230
Work-in-process	48,613	43,542
Finished goods	334,008	324,673
Total Inventories	$442,996	$440,445

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2007 and December 31, 2006, goodwill was $3.1 million, the entire amount of which was allocated to the services operating segment. As of March 31, 2007 and December 31, 2006, intangible assets consisted of the following:

	March 31, 2007			December 31, 2006
	(in thousands)
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortized intangible assets:
Existing technology	$39,530	$(29,329)	$10,201	$39,530	$(27,824)	$11,706
Customer relationships	57,220	(20,077)	37,143	57,220	(18,544)	38,676
Trade names	4,940	(4,162)	778	4,940	(3,829)	1,111
Non-compete agreement	10,800	(6,525)	4,275	10,800	(5,850)	4,950
	$112,490	$(60,093)	$52,397	$112,490	$(56,047)	$56,443

Amortization expense was $4.0 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively. The estimated aggregate amortization expense for intangibles for the remainder of 2007 and each of the next four years and thereafter is as follows:

March 31, 2007
(in thousands)
Remainder of 2007	$11,915
2008	12,745
2009	6,874
2010	5,132
2011	5,132
Thereafter	10,599
$52,397

NOTE 12 - LONG-TERM INVESTMENTS

	March 31,	December 31,
	2007	2006
	(in thousands)
Gemdale	$29,061	$32,781
Global Asia Partners L.P.	1,700	1,700
Fiberxon Ltd.	3,000	3,000
ImmenStar	—	2,000
Cortina	3,013	—
GCT SemiConductor	3,000	3,000
Xalted Networks	3,302	3,302
Infinera	1,902	1,902
Others	109	124
Total	$45,087	$47,809

Gemdale

The negotiable Gemdale shares are traded on the Shanghai Stock Exchange.  The 13.8 million negotiable shares are subject to a transfer restriction through August 2007.  As of March 31, 2007 the Company had a 2% ownership interest in Gemdale.  The investment is classified as equity securities available-for-sale and recorded at fair value.  An unrealized gain on the investment and related receivable totaling $27.8 million was recorded in accumulated other comprehensive income as of March 31, 2007.

Cortina Systems / ImmenStar

In September 2004, the Company invested $2.0 million in Series A preferred stock of ImmenStar, Inc. (“ImmenStar”).  ImmenStar is a development stage company that was designing a chip that can be used in the Company’s product.  This investment was accounted for under the cost method. In February 2007, ImmenStar was acquired by Cortina Systems, Inc., a privately owned company.  In exchange for the Company’s investment in ImmenStar, the Company received 3.6 million shares of Series D Preferred Stock of Cortina Systems, Inc., $1.8 million cash in March 2007 and is entitled to receive an additional 0.4 million shares of Series D Preferred Stock and $0.2 million cash currently in escrow.  As a result of the acquisition, the Company recorded a gain on investment of $2.8 million, in other income, net, and owns 1.3% interest of Cortina Systems, Inc. on a fully diluted basis. The Company accounts for its investment in Cortina Systems, Inc. using the cost method.

NOTE 13 - DEBT

The following represents the outstanding borrowings at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(in thousands)
Bank loans	$103,584	$102,510
Capital lease obligations, at 4.7%-10.0%, due through 2011	753	809
Convertible subordinated notes, due March 1, 2008	274,600	274,600
Total Debt	$378,937	$377,919
Long-term debt	521	275,161
Short-term debt	$378,416	$102,758

At March 31, 2007, the Company had loans with various banks totaling $103.6 million with interest rates ranging from 5.51 % to 5.57 % per annum. These bank loans that are denominated in Chinese Renminbi mature during 2007 and the first quarter of 2008 and are included in short-term debt. There are no significant covenants associated with these loans.

The Company also had available credit facilities in China at March 31, 2007 totaling $692.7 million, of which $353.5 million was available for working capital purposes.  The Company had drawn $103.6 million in outstanding borrowings as of March 31, 2007, and $339.2 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in 2007.

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

The Company has entered into a convertible bond hedge and a call option transaction. The convertible bond hedge allows the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option allows the holder to purchase 11.5 million shares of the Company’s common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company’s option either in cash or net shares and expire on March 1, 2008.

The Company recorded these instruments at cost, and their carrying value at March 31, 2007 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

On November 15, 2006, the Company received a notice asserting that its failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2006 had caused a default under the provisions of the indenture governing the convertible subordinated notes, which if not cured within 60 days, would cause an event of default.  The Company solicited and obtained the requisite consents from holders of the convertible subordinated notes due March 2008 to a waiver effective January 9, 2007 of any default which may have occurred prior to such date due to the delay in filing and non-compliance with certain covenants, and the Company and the Trustee entered into a First Supplemental Indenture, dated January 9, 2007, providing that any failure by the Company to comply with certain covenants of the original indenture would not result in a default or an event of default through May 31, 2007.  The First Supplemental Indenture provided for additional interest at a rate of 6.75% per annum in special interest on the notes from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. Payments of the special interest were to be made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes accrued interest at a rate of 7.625% per annum as of January 9, 2007.  For information regarding the subsequent solicitation of consents from the holders of the notes and the related amendments to the indenture governing the notes, see Note 25 entitled “Subsequent Events” below.

NOTE 14 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

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

Warranty obligations, included in other current liabilities, are as follows:

	Three months ended March 31,
	2007	2006
		as restated
	(in thousands)
Beginning of period	$63,900	$76,719
Accruals for warranties issued during the period	3,297	8,949
Settlements made during the period	(9,886)	(16,966)
Balance at end of period	$57,311	$68,702

During 2005, the Company recorded a special warranty charge for equipment sold to Softbank during 2003 and 2004.  Since the agreement to repair these parts exceeds the Company’s normal warranty terms the Company recorded additional special warranty charges of $11.7 million for certain asynchronous digital subscriber line (“ADSL”) products, $4.0 million primarily for NetRing equipment and $14.9 million for Gigabit Ethernet Passive Optical Network (“GEPON”) equipment.  The special warranty balance was $15.2 million and $20.9 million at March 31, 2007 and 2006, respectively, and is included in the above amounts.  These products are in the Company’s Broadband Infrastructure segment.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013. The minimum future lease payments under the leases at March 31, 2007 were as follows:

March 31,
2007
(in thousands)
1 year	$14,189
2 year	9,917
3 year	6,686
4 year	1,624
5 year and after	1,447
Total minimum lease payments	$33,863

Rent expense for the quarters ending March 31, 2007 and 2006 was $4.8 million and $5.6 million, respectively.

Contractual obligations and commercial commitments:

As of March 31, 2007 the Company’s obligations under contractual obligations and commercial commitments are as follows:

	Payments due by period
		Less than
	Total	1 year	1-3 years	3-5 years
	(in thousands)
Bank loans	$103,584	$103,584	$—	$—
Convertible subordinated notes	$274,600	$274,600	$—	$—
Interest payable on debt	$26,166	$26,166	$—	$—
Letters of credit	$45,965	$28,813	$17,152	$—
Long-term purchase obligations	$6,182	$602	$5,580	$—

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

Long-term purchase obligations

At March 31, 2007, long-term purchase obligations include non-cancelable agreements to purchase components, primarily in connection with last time buy agreements.  As of March 31, 2007, total commitments under these agreements were approximately $6.2 million.  Additionally, the Company has agreed to purchase global data services from Verizon Communications, Inc. (“Verizon”).  At March 31, 2007, the remaining commitment to Verizon under this agreement is approximately $0.9 million.  In connection with the sale of assets to Marvell Technology Group Ltd. (“Marvell”), the Company has agreed to purchase from Marvell certain chipsets that will be included in the Company’s Personal Access Service and IP-based Personal Access Service (collectively “PAS”) handsets through 2011.  These chipsets will be included in certain handset products designed and manufactured by the Company.

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

Passave Litigation

In November 2005, the Company filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. (“Passave”) for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave’s wholly-owned subsidiary) to the Company. The Company’s complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to the Company. The parties entered into a settlement agreement, in favor of the Company dated August 7, 2007, and have since dismissed all claims with prejudice.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  In the Complaint, the Company asserts that Starent infringes UTStarcom patent U.S. Reg. No.  6,829,473 (“the ‘473 patent”) through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  The Company seeks declaratory and injunctive relief.  Starent subsequently filed its answer and counterclaims, denying the Company’s allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  On June 16, 2005, the Company filed a motion to strike Starent’s affirmative defense and dismiss Starent’s counterclaim alleging inequitable conduct.  On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that the Company  would withdraw the Company’s motion to strike.  On August 10, 2005, the Company responded to Starent’s amended counterclaim filed on July 27, 2005.  In early December 2006, the Company filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office.  Starent has also filed for reexamination of the ‘473 patent.  The reexamination and reissue are currently copending.  The litigation is still in a preliminary stage and its outcome cannot be predicted, although the Company believes the litigation has merit.  Nonetheless, the Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division which the Company acquired certain assets of in May of 2003) in the Northern District of Illinois.  The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights.  In its Complaint, the Company asserts that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent’s ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using  the Company’s confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with the Company’s business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent’s products, and that several of Starent’s patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom.  The Company seeks compensatory damages, punitive damages and injunctive relief.  After the court denied the defendants motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage.  The Company has filed a motion to dismiss most of the counterclaims and the court has ordered appointment of a special master to handle discovery, which is just beginning.  The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

NOTE 16 - SEGMENT REPORTING

The Company has organized its business in a manner consistent with the chief operating decision makers’ view and management of the business.  The Company offers products and services through four operating units, (i) Network Solutions, (ii) PCD, (iii) Handsets and (iv) Services.  The Network Solutions operating unit provides its products and services through two reporting segments; Broadband Infrastructure and Wireless Infrastructure.  Each reporting segment and operating unit is responsible for managing its own performance.

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

Summarized below are the Company’s segment sales revenue and gross profit for the three months ended March 31, 2007 and 2006, respectively.

	Three months ended March 31,
		% of net		% of net
	2007	sales	2006	sales
			(As restated)
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$31,222	6%	$57,251	10%
Wireless Infrastructure	69,879	15%	105,733	18%
Network Solutions	101,101	21%	162,984	28%
PCD	288,330	61%	322,995	54%
Handsets	69,719	15%	99,034	16%
Services	16,752	3%	16,968	2%
	$475,902	100%	$601,981	100%

	Three months ended March 31,
		Gross		Gross
	2007	profit %	2006	profit %
			(As restated)
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$5,001	16%	$23,086	40%
Wireless Infrastructure	24,266	35%	50,761	48%
Network Solutions	29,267	29%	73,847	45%
PCD	16,845	6%	14,389	4%
Handsets	25,048	36%	31,613	32%
Services	4,125	25%	3,942	23%
	$75,285	16%	$123,791	21%

Assets by segment are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Long-lived assets
Broadband Infrastructure	$42,554	$43,157
Wireless Infrastructure	78,578	79,691
Network solutions	121,132	122,848
PCD	2,208	2,377
Handsets	42,987	43,596
Services	43,715	44,334
	$210,042	$213,155

	March 31,	December 31,
	2007	2006
	(in thousands)
Total assets
Broadband Infrastructure	$457,985	$438,190
Wireless Infrastructure	838,072	909,450
Network solutions	1,296,057	1,347,640
PCD	354,221	414,295
Handsets	506,678	505,693
Services	90,404	106,322
	$2,247,360	$2,373,950

Net sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended March 31,
		% of net		% of net
	2007	sales	2006	sales
			(As restated)
	(in thousands)
Net Sales by region
United States	$293,169	62%	$329,763	55%
China	136,734	29%	199,810	33%
Japan	14,315	3%	47,660	8%
Other	31,684	6%	24,748	4%
Net sales	$475,902	100%	$601,981	100%

Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Long-lived assets by region
U.S.	$14,161	$14,354
China	188,593	191,517
Other	7,288	7,284
Total long-lived assets	$210,042	$213,155

NOTE 17 - TRANSACTIONS WITH RELATED PARTIES AND CERTAIN INVESTEES

The following is a summary of the Company’s transactions with related parties and certain investees:

	Three months ended March 31,
	2007	2006
		(As restated)
	(in thousands)
Net sales
Softbank	$11,535	$43,027
Japan Telecom, Ltd	1,581	1,790
Total Softbank and affiliates	13,116	44,817
ORG, Inc.	212	127
Total	$13,328	$44,944

	Accounts receivable		Accounts payable
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(in thousands)
Softbank and affiliates	$24,451	$29,941	$591	$535
MDC Holding, Ltd.	962	1,300	—	—
Fiberxon, Ltd.	55	44	151	368
ORG, Inc.	2	1,025	—	—
GCT Semiconductor, Inc.	—	—	339	1,051
Acoustek Int'l, Inc.	—	—	51	51
Cortina/Immenstar	—	—	—	345
Other	17	8	11	50
Total	$25,487	$32,318	$1,143	$2,400

	Purchases
	March 31,	March 31,
	2007	2006
		(As restated)
	(in thousands)
Softbank and affiliates	$484	$—
Fiberxon, Ltd.	1,803	1,661
GCT Semiconductor, Inc.	1,177	2,285
Cortina/Immenstar	13	2,017
Total	$3,477	$5,963

Softbank and affiliates

The Company recognized revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its multi-service optical transport product (“NetRing™“). In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. Included in revenue for the three months ended March 31, 2006 is a fee of $17.0 million charged for the cancellation of orders for broadband products.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2007, the Company’s customer advance balance related to Softbank agreements was $0.5 million compared to no balance as of December 31, 2006.  The current deferred revenue balance related to Softbank was $9.3 million and $11.6 million as of March 31, 2007 and December 31, 2006, respectively.  As of March 31, 2007, the Company’s noncurrent deferred revenue balance related to Softbank was $11.7 million compared to $11.5 million as of December 31, 2006.

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

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of Softbank. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company’s loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period. During the three months ended March 31, 2007 and 2006, the Company recorded an immaterial amount and $0.2 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled at March 31, 2007 compared to a balance of approximately $1.0 million as of December 31, 2006 which was included in prepaid and other current assets.

As of March 31, 2007, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

ORG, Inc.

As of March 31, 2007, the Company has a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc., a reseller of infrastructure equipment for broadband access.  In January 2005, the Company entered into a reseller agreement with ORG, Inc., which was terminated in August 2006; however an immaterial amount of revenue for pre-August 2006 deliveries was recognized in the three months ended March 31, 2007.

MDC Holding, Ltd.

The Company has an outstanding accounts receivable balance with MDC Holding, Ltd. (“MDC”) related to a PAS system purchase.  Certain employees of the Company were shareholders of MDC as of March 31, 2007.  MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

Fiberxon, Ltd.

The Company has an outstanding purchase commitment of an immaterial amount with Fiberxon, Ltd., in which the Company has a 7% ownership interest, to purchase component parts for optical networking products. The Company paid $0.1 million to Fiberxon, Ltd. for each of the three months ended March 31, 2007 and 2006.

GCT Semiconductor, Inc.

The Company has a 2% ownership interest in GCT Semiconductor, Inc., which designs, develops and markets integrated cost circuit products for the wireless communications industry.

Acoustek Int’l, Inc.

The Company has obtained consulting services from Acoustek Int’l Inc. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, the Company’s former Senior Vice President and Chief Technology Officer.  Mr. Huang’s employment with the Company terminated on December 31, 2006.  The Company made no payments during the three months ended March 31, 2007 compared to $0.1 million for the same period in 2006 to Acoustek for consulting services.

Cortina / Immenstar

The Company has an outstanding purchase commitment of approximately $1.8 million with Cortina Systems, Inc, in which the Company has a 1.3% ownership interest on a fully diluted basis, to purchase chips that are used in the Company’s product

Xalted Networks, Inc.

The Company has received purchase orders from Xalted Networks (“Xalted”) totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by the Company to other customers. The Company is charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process had not been completed. As of March 31, 2007, the Company’s customer advance balance related to Xalted was $1.3 million compared to no balance as of December 31, 2006.

NOTE 18 - RESTRUCTURING COSTS

As of March 31, 2007 and December 31, 2006, the restructuring accrual, included within accrued liabilities in the condensed consolidated balance sheet, was approximately $70,000 and $122,000, respectively.  The balance of the liability relates to non-cancelable lease payments for the New Jersey facility.  The Company expects the remaining accrual to be paid by the third quarter of 2007.

NOTE 19 - OTHER INCOME

Net other income was $4.0 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively. The balances were comprised of the following:

	Three months ended March 31,
	2007	2006
	(in thousands)
Foreign exchange gains	$1,058	$2,814
Gain on sale of Immenstar investment	2,813	—
Chinese government financial subsidy	354	536
Other	(255)	218
Total	$3,970	$3,568

NOTE 20 - CREDIT RISK AND CONCENTRATION

The table below outlines the Company’s sales to, and the accounts receivable balances from its largest customers:

	For the three months ended March 31,	March 31,
2007	% of net sales	% of accounts receivable
Verizon Wireless	15%	1%
T-Mobile USA, Inc.	13%	13%
Sprint Spectrum	11%	5%

2006
Verizon Wireless	16%	1%
Sprint Spectrum	13%	7%

Approximately 18% and 33% of the Company’s net sales during the three months ended March 31, 2007 and 2006, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $202.7 million and $170.4 million, respectively, as of March 31, 2007 and December 31, 2006. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 27% and 33% of the Company’s sales for the three months ended March 31, 2007 and 2006, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 21 - INCOME TAX ASSETS AND LIABILITIES

In June 2006, the FASB issued FIN 48. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.

The Company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  As of January 1, 2007, the Company had $69.9 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $6.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal benefit of state income tax items totaling $63.5 million. The adoption resulted in a reclassification of tax liabilities totaling $6.4 million from current to non-current.  As of March 31, 2007, the Company’s liabilities for unrecognized tax benefits totaled $71.9 million and are included in other long-term liabilities, net of non-current deferred tax assets and the federal tax benefit of state income tax items. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $6.7 million. The total liabilities for unrecognized tax benefits, and increases for the current period of these liabilities, relate primarily to the allocations of revenue and costs among our global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $2.2 million as of January 1, 2007 and approximately $2.4 million as of March 31, 2007.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company’s income tax returns for the 2003, 2004, and 2005 tax years are currently under audit by the United States Internal Revenue Service. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China.

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The Company will maintain a full valuation allowance on its net deferred tax assets in China, the United States, and other countries until an appropriate level of profitability that generates taxable income is sustained or until the Company is able to develop tax strategies that would enable it to conclude that it is more likely than not that a portion of its deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal.

Income tax expense was $4.3 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively. There are two primary reasons why the Company has tax expense while the Company has pretax losses. First, the Company has not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 23 - VARIABLE INTEREST ENTITY

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”(“FIN 46”).  FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology, and equipment to the emerging market for IPTV products in China.  The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty.  As a result of the foregoing, and the fact that the venture’s continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture.  Therefore, this venture is consolidated into the Company’s results as of March 31, 2007.  This VIE had insignificant revenue during the three months ended March 31, 2007 and March 31, 2006, and had a net loss of $1.5 million and $0.7 million, respectively during the same period.  The consolidation of this VIE represented $16.7 million and $17.2 million of the total assets of the Company as of March 31, 2007 and December 31, 2006.  The liabilities of the VIE consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIE.  Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets.  The creditors’ of the VIE do not have recourse to the Company thereby limiting the liability risks associated with the Company’s variable interests in the VIE.

In the first quarter of 2005, the Company invested in an additional entity, which is considered a VIE where the Company is the primary beneficiary and does not hold a majority voting interest.  The company was established to install, develop and operate a PAS network in Mongolia.  The creditors of this VIE have no recourse to the Company.  In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice allegations that an agent of the joint venture had offered payments to a Mongolian government official, in possible violation of the Foreign Corrupt Practices Act.  The Audit Committee authorized an independent investigation into the matter.  As a result of the investigation, the Company wrote off $1.2 million of intangibles and established a $2.6 million value added tax (“VAT”) liability at December 31, 2005.  The investigation is still ongoing.  The consolidation of this entity resulted in a $6.0 million increase in both total assets and total liabilities and equity as of December 31, 2005.  In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million.  In November 2006, the Board of Directors of the VIE approved dissolution of the joint venture.  As a result, the Company ceased to be the primary beneficiary of this VIE and the asset and the liabilities of the VIE were not consolidated as of December 31, 2006.  The $2.6 million VAT liability was reversed accordingly as management concluded that it is remote that the Company would be required to pay such tax for the joint venture.

NOTE 24 – SALE OF ASSETS

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

In connection with the sale of assets, the Company has entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. For the three months ended March 31, 2007, approximately $0.5 million has been amortized against cost of sales.

NOTE 25 - SUBSEQUENT EVENTS

Notice of Default and Second Supplemental Indenture

On May 31, 2007, the Company received a notice of default for the convertible subordinated notes asserting that a default had occurred under the indenture, as amended by the First Supplemental Indenture (“the Indenture”) with respect to the Company’s convertible subordinated notes due in March 2008.  The specific purported defaults referred to in the notice of default were (1) the Company’s  failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, its annual report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and (2) the Company’s failure to deliver to the Trustee the officer’s certificate of compliance of the Company required by the Indenture.

Subsequently, the Company solicited and obtained the requisite consents from the holders of the notes to a waiver, effective July 26, 2007, of any default which may have occurred prior to such date due to the delay in filing and non-compliance with certain covenants, and the Company entered into a Second Supplemental Indenture with the Trustee, dated July 26, 2007, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with the Company’s consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that the convertible subordinated notes accrue additional interest at a rate of (a) 6.75% per annum in special interest from and after January 9, 2007 to and including July 25, 2007, and (b) 10% per annum in special interest from and after July 26, 2007 to the date the notes are paid, prepaid, redeemed converted or otherwise cease to be outstanding. The special interest rate provided by the Second Supplemental Indenture represented an increase of 3.25% per annum over the special interest rate of 6.75% provided by the First Supplemental Indenture.  As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%.  Payments of special interest will be made in addition to, and at the same time and in the same manner as, regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.

The Second Supplemental Indenture also provided that (i) during the period from and including July 26, 2007 to and including October 15, 2007 (“Covenant Reversion Date”), any failure by the Company to comply with the covenants contained in the original agreement related to the filing of reports required to be filed with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date.

The Company filed its 2006 Annual Report on Form 10-K and its Form 10-Q for the quarterly period ended September 30, 2006 with the Securities and Exchange Commission on October 10, 2007.

On October 15, 2007, the Company received an additional notice of default asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the Notes.  The specific purported defaults referred to in the notice of default were (i) the Company’s failure to file with the SEC and provide copies to the Trustee of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and (ii) the Company’s failure to deliver to the Trustee the officer’s certificate of compliance of the Company required by the Indenture.  The notice of default provides that the Company has 60 consecutive days from October 15, 2007 (the “Demand Date”) to cure the purported defaults before such defaults would constitute an “Event of Default” under the Indenture.  The occurrence of an “Event of Default” under the Indenture would afford the Trustee or holders of not less than 25% in aggregate principal amount of outstanding Notes the right to declare the full principal amount of all outstanding Notes to be immediately due and payable.

Liquidation of Assets

In the fourth quarter of 2006, the Company recorded a $13.5 million other-than-temporary impairment charge to write down the Company’s investment in Cellon, and further recorded a write down of a prepaid royalty balance of $3.0 million related to Cellon.  Based on the deterioration of Cellon’s financial condition, the Company determined that the carrying value of the investment was at an amount above the fair value of the investment, and the decline was other-than temporary.  On June 18, 2007, a meeting of Cellon’s shareholders was held where a resolution was passed to place Cellon in voluntary liquidation.

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

As a result of the initial public offering, the value of the Infinera shares owned by the Company became readily determinable and the investment will be classified as an equity security available-for-sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” in the balance sheet for the quarter ended June 30, 2007.  The closing price per share of Infinera common stock on June 29, 2007 was $24.92 and the value of the Company’s investment was $19.7 million.  In the second quarter of 2007, the Company recorded an unrealized gain of $17.8 million, in other comprehensive income, representing the difference between the fair value of the investment on June 29, 2007 and the initial investment amount of $1.9 million.

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

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  These statements are based on information that is currently available to management.  We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions.  The forward-looking statements include, without limitation, those concerning the following: our expectations regarding our compliance with SEC reporting requirements and NASDAQ listing requirements; our expectations as to the nature of possible market trends; our expectations regarding continued growth in our business and operations; our expectations regarding fluctuations in gross profit; our plans regarding payment of cash dividends; our expectations regarding recognition of certain compensation costs; our plans regarding legal proceedings; our expectations regarding the effect of legal proceedings and government inquiries; our expectations regarding the functionality, performance and features of our products; our expectation regarding Softbank’s continued service of certain modems and modem rental agreements; our expectations regarding possible transition in our management; our plans and expectations regarding relationships with vendors and suppliers, including Marvell and Cellon; our expectations regarding the future source and costs of chipsets; our plan to fulfill the purchase commitment under various orders from our suppliers; our expectations regarding the exchange rate risks with respect to accountable receivables and payables in Renminbi, Japanese Yen and Euros; our plans regarding the use of financial instruments to hedge against certain foreign currency exchange rate risks; our plans regarding the use of derivative financial instruments for speculative trading purposes; our plans regarding the discounting of certain bank notes and commercial notes; our expectations regarding our ability to raise funds, including the impact of late filing of our reports with the SEC on our ability to raise funds; our expectations regarding the availability of funding under the account receivable financing program with Citibank, N.A. and our plan to continue service the account receivable; our expectations regarding our investment in Global Asia Partners L.P.; our expectations regarding our right to intellectual property embedded in our products; our expectations regarding our ability to protect our intellectual property; our expectations regarding the effect of market risks on our operating results; our plans to implement measures to remediate material weaknesses; our expectations regarding the effectiveness of remediation measures; our plans to continue to review internal controls; our expectations regarding competition and the competitive advantages of our competitors; our expectations regarding consolidation of the telecommunications industry; our expectations regarding the development and introduction of new and more advanced products; our expectations regarding deployment of our products; our plans to reinvest cost savings derived from and expectations regarding our workforce restructurings; our expectations regarding future workforce restructurings; our expectation regarding the adoption of environmental, health and safety laws by countries world-wide; our expectations regarding the effect of the Sarbanes-Oxley Act on our corporate governance and disclosure practices; our expectation regarding the expenses associated with compliance with the Sarbanes-Oxley Act; our expectations regarding the impact of the restatement of our consolidated financial statements; our expectations regarding the maturation of the PAS market and corresponding decrease in PAS subscriber growth; our expectations regarding the long-term demand for our PAS products; our expectations regarding our ability to offset the decline in PAS sales through pursuing other products; our expectations regarding PAS system spending; our plan to pursue opportunities for our wireless infrastructure products in multiple markets; our expectations regarding our investment in and development of the IPTV market; our expectations regarding product margins; our expectations regarding the impact of our initiatives on our revenue plan; our expectations regarding our annual effective tax rate; our expectations regarding the likelihood to realize the tax benefits in the U.S. and other countries; our expectations regarding the effect of the China Corporate Income Tax Law on our future tax expenses; our expectations regarding valuation allowance on our net deferred tax assets and its impact; our expectations regarding the reporting of net losses throughout 2007; our expectations regarding our level of capital expenditures in China; our plans to maintain adequate liquidity levels through at least the next 12 months; our expectations regarding the availability and sufficiency of credit lines from our existing lenders; our plans to issue new debt instruments, sell investments and assets; our expectations regarding refinancing of the convertible notes and access to cash in our China subsidiaries to meet our liquidity requirements outside of China; our expectations regarding interest rates; our expectations regarding sufficiency of cash resources; our expectations regarding our ability to receive licenses for our products; our expectation that our business, financial condition and results of operations will continue to be significantly influenced by the political, economic, legal and social environment in China and other international markets, including Japan, India and Europe; our expectations regarding the nature of political, economic and legal reform in China; our expectations regarding the continued importance of the Chinese market for our technologies and development and the importance of sales in China to our operating results; our expectations regarding future sales generated from China as a percentage of total sales; our expectations regarding the impact of our receiving the license to sell GSM and CDMA handsets in China on our ability to meet future market demands; our expectations regarding subscriber growth in China; our expectations regarding global expansion of sales outside of China; our plan to extend our supplier base by introducing more models of our own design and expanding relationships with more manufacturers; our plans to pursue opportunities to divest additional non-core assets; our expectation that research and development expenses will be stable; our expectations regarding future amortization expenses; our expectations regarding the impact of product defects or performance quality issues; our expectations regarding the impact of international expansion on our management, operational, financial and other resources; our expectations regarding the impact of legislation that restricts or prohibits the use of wireless handsets while driving on our future sales; our expectations regarding improvement to shorten days sales outstanding; our plans regarding improvement of our internal supply chain and inventory management processes; our expectations regarding the reliability of stock-based compensation valuation models and the impact of SFAS 123R; and our expectations regarding our ability to implement and enhance our administrative infrastructure. Additional forward-looking statements may be identified by the words “anticipate,” “expect,” “believe,” “intend,” “will,” “may,” and similar expressions, as they relate to us or our management, or by the words “designed,” “intended” and similar expressions, as they relate to our products and services.  Investors are cautioned that these forward-looking statements are inherently uncertain.  These statements are subject to risks and uncertainties that may cause actual results and events to differ materially.  For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” of this Form 10-Q.  We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q for accounting periods prior to the third quarter of 2006 have been restated, as described below.

Summary

In July 2007, the Company announced the Audit Committee of the our Board of Directors (“Audit Committee”) was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Annual Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been and have restated the financial statements for the three months ended March 31, 2006.. The net effect for the three months ended March 31, 2006 was to recognize previously deferred revenue and gross profit of $5.4 million and $1.4 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduced our previously reported operating results for this period. We have restated the financial statements for the three months ended March 31, 2006, and during that period incremental stock compensation expense totaling $0.7 million was recognized.

None of these restatements had any effect on any of our cash balances, however cash equivalents were reduced at March 31, 2006 due to the correction in classifications described below.

Additional information about these restatements and their effects on our financial statements is presented below as well as in the Notes to Condensed Consolidated Financial Statements.

China Sales Investigation

The Audit Committee engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company’s whistle blower program. The independent counsel engaged the assistance of forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

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

Upon completion of the investigative phase of the independent investigation by the Audit Committee, our management:

•                  conducted follow-up procedures to attempt to locate any additional relevant information to ensure the China sales investigation considered all available information and documents;

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

The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

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

The cumulative effect of all of the China sales restatement adjustments to our consolidated balance sheet as of December 31, 2003 resulted in a decrease in retained earnings of $36.6 million, an increase in deferred revenue of $115.4 million to account for previously recognized sales, an increase in deferred costs of $72.8 million to account for previously recognized cost of net sales, and an increase in deferred tax assets and prepaid taxes of $5.9 million. In our consolidated balance sheet at December 31, 2006, deferred revenue is $275.7 million, of which $35.6 million is classified as current and $240.1 million as non-current, and the deferred costs balance is $176.6 million. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

Due to this restatement, we increased net sales, gross profit, and net income (in thousands) for the three month period ended March 31, 2006 as follows: $5,410, $1,360 and $1,360, respectively.  In our consolidated balance sheet at March 31, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $36.5 million is classified as current and $233.3 million as non-current, and the related net reduction in cost of net sales of $172.9 million is accounted for as deferred costs. These amounts are being recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

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

We restated our consolidated financial statements to recognize additional non-cash stock-based compensation expense arising from using corrected measurement dates for certain stock option grants made during the years 2000 through 2005 and to reflect the modification of the 1998 grant described above. Consistent with our historical accounting policy this additional stock-based compensation expense is being recognized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting).

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We restated our unaudited condensed consolidated financial statement information for the first and second fiscal quarters of 2006,included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 (and as reflected in our results for the three months ended March 31, 2006 included in this Form 10-Q), to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 — 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002-2005 with incorrect measurement dates were recalculated. We also recorded additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

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

In addition to restating the consolidated financial statements in response to the Governance Committee’s findings, we recorded additional non-cash adjustments to account for the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment and to record in the first two quarters of 2006 corrections relating to accounting for performance related stock options and restricted stock grants, all of which were previously identified and considered immaterial.

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

The corrections for the stock option restatement were to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

	Reduction (increase) in net income from
	Non-cash stock
Year ended December 31,	compensation	Payroll taxes	Income taxes	Net income

1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000 -2005 Total	$25,550	$1,501	$(992)	$(26,059)
2006 quarter ended
March 31	662	9	—	(671)
June 30	504	6	—	(510)
	$26,716	$1,516	$(992)	$(27,240)

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

The total effect of the stock option restatement and the amounts for 2006, as shown in the above table, have been reflected in the December 31, 2006 financial statements, as well as in the March 31, 2006 financial statements. As a result of this restatement, net loss increased by $0.7 million for the three months ended March 31, 2006.

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

Summary of Restatement Amounts

The following table presents the decrease in net earnings from the restatement for each restated year:

	Net income (loss),	Restatement adjustments			Net income (loss),
Year ended December 31,	as previously reported	China Sales	Stock Options	Total	as restated
		(in thousands)
		(Decrease) Increase

1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)
2006 quarter ended
March 31	$(10,635)	1,360	(671)	689	$(9,946)
June 30	$(21,443)	(371)	(510)	(881)	$(22,324)
		$(96,677)	$(27,240)	$(123,917)

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections was as follows (in thousands):

Increase (decrease) in paid-in capital and deferred stock compensation:

Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)

Net increase in paid-in capital and deferred stock compensation	25,972

(Increase) decrease in accumulated deficit:

Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325

Net increase in accumulated deficit	(59,464)

Net decrease in stockholders’ equity at December 31, 2003	$(33,492)

In restating the previously issued financial statements for the investigations discussed above, we also corrected other previously reported amounts. We corrected the reporting of $8.7 million of net sales to certain third party resellers and $1.8 million of associated cost of net sales for the three months ended March 31, 2006 to classify these amounts as related party net sales and related party cost of net sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the March 31, 2006 consolidated balance sheet.  We also corrected our reporting of $6.2 million of time deposits at March 31, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in the balance sheet and in the statement of cash flows for the March 2006 reporting period.

ALL AMOUNTS IN THE FOLLOWING SECTIONS OF THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, EXCEPT THOSE IDENTIFIED “AS PREVIOUSLY REPORTED” IN TABLES WITHIN THE QUARTERLY DATA (UNAUDITED), AS RESTATED CAPTION, REFLECT THE EFFECTS OF THE RESTATEMENT OF OUR FINANCIAL STATEMENTS TO CORRECT OUR REVENUE RECOGNITION FOR CERTAIN SALES CONTRACTS IN CHINA AND OUR HISTORICAL STOCK OPTION ACCOUNTING, AND THE CORRECTION OF THE CLASSIFICATION OF A TIME DEPOSIT FROM CASH TO SHORT-TERM INVESTMENTS IN THE FIRST TWO QUARTERS OF 2006.

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

On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council (“Listing Council”) to review the April 17, 2007 decision of the Panel.  On May 14, 2007, the Listing Council called the Panel’s decision for review and requested that we provide an update on our efforts to file our delinquent filings.  We have continued and continue to comply with that request.  In addition, the Listing Council stayed the Panel’s decision that required us to file our Quarterly Report on Form 10-Q for the third quarter of 2006 Form 10-Q by May 14, 2007, and to file our Annual Report Form 10-K for 2006 by July 16, 2007.  On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements. On October 10, 2007, we filed our Quarterly Report on Form 10-Q for the third quarter of 2006 and our Annual Report on Form 10-K for 2006.  As of the date of the filing of this Quarterly Report on Form 10-Q for the first quarter of 2007, we will have one periodic report still outstanding, our Quarterly Report on Form 10-Q for the second quarter of 2007.  We expect to be able to complete the filing of this outstanding  report as soon as practicable.

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

As of March 31, 2007, the Company was structured across four key operating units:

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

We  monitor our key business indicators on a regular basis, including net new bookings, collections, revenues, gross margins, operating expenses, inventory and inventory turns, days sales outstanding, cash flow from operations and cash balances. The inventory turns and days sales outstanding for the handsets and PCD segments are different from the Network Solutions operating unit and tend to fluctuate because of seasonality effects. Net new bookings and booking margins are good indicators of the health of the business and the aging distribution of accounts receivable indicates how well we are performing on our cash collections.

Our largest market for the three months ended March 31, 2007 and the year ended December 31, 2006 was the United States of America, representing 62% and 55% of sales, respectively. Prior to 2005, the majority of our sales were to service providers in China. This shift in market concentration and revenue is due to the combination of China’s continued slow-down in its economy since the fourth quarter of 2004 and our ability to capture growth opportunities internationally as well as the incremental sales contributed by PCD subsequent to its acquisition in November 2004.

Our gross profit as a percentage of sales in both our PCD and handset product lines have improved despite the decline in sales prices as a result of improved product cost management.  However, we expect gross profit as a percentage of sales to decline during the remainder of the year as cost reduction measures are not likely to keep pace with price reductions.  We strive to develop products with more advanced features and to enhance the features of our existing products, which, we believe, will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

China has been one of our largest markets and we believe that it will continue to be an important market for our current and future technologies and development for the foreseeable future. However, we have also experienced a maturation of our PAS market in China resulting in our need to have a more diversified product and customer base. The number of competitors for communications access and switching systems and handsets in China has grown in line with China’s telecommunications market expansion.  This growth has led to competitive pricing pressure, causing average selling prices to decrease during the three months ended March 31, 2007 relative to those in the comparative period in 2006.

We strive to develop products with more advanced features and to enhance the features of our existing products, which, we believe, will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

Over the past few years, we have undertaken a significant globalization program and we intend to continue to expand our global sales outside of China in the current year.  As we expand, we will continue to improve our internal supply chain and inventory management processes to ensure timely deliveries. We use subscriber growth statistics to gauge future inventory purchasing requirements as well as forecast our anticipated revenue growth.  We will also continue to implement and enhance our administrative infrastructure to assist with our growth and globalization transformation.

On October 2, 2007, our Board of Directors approved a restructuring plan (the “Plan”) to reduce operating costs, which includes a worldwide reduction in force of approximately 11% of the Company’s headcount, or approximately 700 employees.  The workforce reduction will be based primarily in the United States and China and, to a lesser degree, other international locations.  Management expects the Plan to be completed in the fourth quarter of fiscal year 2007.  We expect to incur a restructuring charge in connection with the Plan of approximately $10 million, comprised largely of cash payments associated with one-time severance benefits, with the majority of the charge to be taken in the fourth quarter of 2007.  In addition, we expect to realize cost savings in salary and compensation related expenses of approximately $21 million on an annualized basis.

We will continue our efforts to evaluate certain operations and will actively pursue opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

KEY TRANSACTIONS

Marvell Technology Group Ltd.

In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design business division, including the assets related to the prior acquisition of Advanced Communications Devices Corporation, to Marvell.  We received $20.0 million in cash in February 2006 and an additional $4.3 million in cash in August 2007. We received an additional payment of $16.0 million from Marvell in October 2006 as a result of achieving certain defined milestones.

In connection with the sale of assets, we have entered into a supply agreement with Marvell to purchase chipsets for our handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. For the three months ended March 31, 2007, approximately $0.5 million amortized against cost of sales.

TRANSACTIONS WITH RELATED PARTIES AND OTHER INFORMATION

The following is a summary of the Company’s transactions with related parties and other information:

	Three months ended March 31,
	2007	2006
		(As restated)
Net sales	(in thousands)
Softbank	$11,535	$43,027
Japan Telecom, Ltd	1,581	1,790
Total Softbank and affiliates	13,116	44,817
ORG, Inc.	212	127
Total	$13,328	$44,944

	Accounts receivable		Accounts payable
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
	(in thousands)
Softbank and affiliates	$24,451	$29,941	$591	$535
MDC Holding, Ltd.	962	1,300	—	—
Fiberxon, Ltd.	55	44	151	368
ORG, Inc.	2	1,025	—	—
GCT Semiconductor, Inc.	—	—	339	1,051
Acoustek Int'l, Inc.	—	—	51	51
Cortina/Immenstar	—	—	—	345
Other	17	8	11	50
Total	$25,487	$32,318	$1,143	$2,400

	March 31,	March 31,
	2007	2006
		(As restated)
	(in thousands)
Softbank and affiliates	$484	$—
Fiberxon, Ltd.	1,803	1,661
GCT Semiconductor, Inc.	1,177	2,285
Cortina/Immenstar	13	2,017
Total	$3,477	$5,963

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of SOFTBANK CORP. (“Softbank”), a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as our multi-service optical transport product (“NetRing™“). In addition, we support Softbank’s new IPTV, through sales of our RollingStream™ product. Included in revenue for the three months ended March 31, 2006 is a fee of $17.0 million charged for the cancellation of orders for broadband products.

Sales to Softbank include a three-year service period and a penalty clause if product failure rates exceed a certain level over a seven-year period. As of March 31, 2007, our customer advance balance related to Softbank agreements was $0.5 million compared to no balance as of December 31, 2006.  The current deferred revenue balance related to Softbank was $9.3 million and $11.6 million as of March 31, 2007 and December 31, 2006, respectively.  As of March 31, 2007, our noncurrent deferred revenue balance related to Softbank was $11.7 million compared to $11.5 million as of December 31, 2006.

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

On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of Softbank. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period. During the three months ended March 31, 2007 and 2006, we recorded an immaterial amount and $0.2 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled at March 31, 2007 compared to a balance of approximately $1.0 million as of December 31, 2006 which was included in prepaid and other current assets.

As of March 31, 2007, Softbank beneficially owned approximately 12% of our outstanding stock.

ORG, Inc.

We have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc., a reseller of infrastructure equipment for broadband access.  In January 2005, we entered into a reseller agreement with ORG, Inc., which was terminated in August 2006; however an immaterial amount of revenue for pre-August 2006 deliveries were recognized in the three months ended March 31, 2007.

MDC Holding, Ltd.

We have an outstanding accounts receivable balance with MDC Holding, Inc. (“MDC”) related to a PAS system purchase, in which certain of our employees were shareholders of MDC.  MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

Fiberxon, Ltd.

We have an outstanding purchase commitment of an immaterial amount with Fiberxon, Ltd., in which we have a 7% ownership interest, to purchase component parts for optical networking products. We paid $0.1 million to Fiberxon, Ltd. for each of the three months ended March 31, 2007 and 2006.

GCT Semiconductor, Inc.

We have a 2% ownership interest in GCT Semiconductor, Inc., which designs, develops and markets integrated cost circuit products for the wireless communications industry.

Acoustek Int’l, Inc.

We have obtained consulting services from Acoustek Int’l Inc. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, our former Senior Vice President and Chief Technology Officer.  Mr. Huang’s employment with the Company terminated on December 31, 2006.  We made no payments during the three months ended March 31, 2007 compared to $0.1 million for the same period in 2006 to Acoustek for consulting services.

Cortina / Immenstar

We have an outstanding purchase commitment with Cortina Systems, Inc, in which the Company has a 1.3% ownership interest on a fully diluted basis, to purchase chips that are used in our product.

Xalted Networks, Inc.

We received purchase orders from Xalted Networks (Xalted”) totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by us to other customers. We are charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue has not been recognized as the revenue recognition process had not been completed. As of March 31, 2007, our customer advance balance related to Xalted was $1.3 million compared to no balance as of December 31, 2006.

RESULTS OF OPERATIONS

As mentioned in the Executive Summary, we manage our business based principally upon product families of four operating units, (i) Network Solutions, which includes the Broadband Infrastructure and Wireless Infrastructure reporting segments, (ii) PCD, (iii) Handsets, and (iv) Services. A summary of the financial results of each of the segments are as follows:

Net sales

	Three months ended March 31,
		% of net		% of net
	2007	sales	2006	sales
			as restated
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$31,222	6%	$57,251	10%
Wireless Infrastructure	69,879	15%	105,733	18%
Network Solutions	101,101	21%	162,984	28%
PCD	288,330	61%	322,995	54%
Handsets	69,719	15%	99,034	16%
Services	16,752	3%	16,968	2%
Net sales	$475,902	100%	$601,981	100%

	Three months ended March 31,
		% of net		% of net
	2007	sales	2006	sales
			(As restated)
	(in thousands)
Net Sales by region
United States	$293,169	62%	$329,763	55%
China	136,734	29%	199,810	33%
Japan	14,315	3%	47,660	8%
Other	31,684	6%	24,748	4%
Net sales	$475,902	100%	$601,981	100%

Three months ended March 31, 2007 and 2006

Net sales decreased by 21% to $475.9 million during the quarter ended March 31, 2007 compared to the same period in 2006. The decrease is primarily due to a decrease in sales in the Wireless Infrastructure and Broadband Infrastructure segments by 38% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Broadband Infrastructure net sales decreased by $26.0 million, or 45%, for the three months ended March 31, 2007 compared to the same period in 2006.  Higher Broadband Infrastructure segment sales during the three months ended March 31, 2006 included order cancellation fees of $22.6 million, primarily for the GEPON and Netring products.  In addition, due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.   Wireless Infrastructure net sales decreased by $35.9 million, or 34%, for the three months ended March 31, 2007 compared to the same period in 2006, mainly due to the continued weakening demand for our PAS products.  Handset sales declined by $29.3 million, or 30%, in the first quarter of 2007 due to both price and volume declines when compared to the first quarter of 2006.  As we have been experiencing in recent quarters, increased competition and lower net subscriber growth of PAS have resulted in lower demand and average selling price for our handsets.

Net sales of PCD decreased during the three months ended March 31, 2007 as compared to the same period in 2006, primarily due to a decline in the overall average selling price.  Net sales for our Services segment remained relatively stable during the first three months of 2007.  For additional discussion see “Segment Reporting” section of this Item 2.

Gross profit

	Three months ended March 31,
		Gross		Gross
	2007	profit %	2006	profit %
			(As restated)
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$5,001	16%	$23,086	40%
Wireless Infrastructure	24,266	35%	50,761	48%
Network Solutions	29,267	29%	73,847	45%
PCD	16,845	6%	14,389	4%
Handsets	25,048	36%	31,613	32%
Services	4,125	25%	3,942	23%
Gross Profit	$75,285	16%	$123,791	21%

Cost of sales consists primarily of material and labor costs, including stock-based compensation, associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory provision and overhead. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to obtaining Chinese import permits and approvals. We also rely on third party manufacturers to manufacture and assemble most of our CDMA handsets.

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

Three months ended March 31, 2007 and 2006

Gross profit was $75.3 million, or 16% of net sales, in the three months ended March 31, 2007, compared to $123.8 million, or 21% of net sales, in the corresponding quarter of 2006. The overall gross profit decrease is due to a decline in sales and lower gross profit as a percentage of sales in the Wireless Infrastructure and Broadband Infrastructure segments. Gross profit percentages improved in the PCD, Handset and Services segments, primarily due to a change in the product mix to higher gross margin products.  For additional discussion see “Segment Reporting” section of this Item 2.

Operating expenses

The following table summarizes our operating expenses:

	Three months ended March 31,
		% of net		% of net
	2007	sales	2006	sales
			(As restated)
	(in thousands)
Selling, general and administrative	$79,837	17%	$83,727	14%
Research and development	43,662	9%	46,402	8%
Amortization of intangible assets	4,046	1%	4,925	1%
Total operating expenses	$127,545	27%	$135,054	23%

Selling, general and administrative expenses (“SG&A”) include compensation and benefits, professional fees, sales commissions, provision for doubtful accounts receivable and travel and entertainment costs. Research and development (“R&D”) expenses consist primarily of compensation and benefits of employees engaged in research, design and development activities, costs of parts for prototypes, equipment depreciation and third party development expenses. We believe that continued and prudent investment in research and development is critical to our long-term success, and we will aggressively evaluate appropriate investment levels.  A portion of our costs are fixed and are difficult to quickly reduce in periods of lower sales.

Selling, general and administrative

Three months ended March 31, 2007 and 2006

SG&A expenses decreased $3.9 million but increased by 3 percentage points as a percentage of net sales during the three months ended March 31, 2007 compared to the same period in 2006. The decrease in SG&A expenses was primarily due to a $6.1 million decrease in our provision for doubtful accounts compared to the same period in 2006.  Days sales outstanding was 67 days at March 31, 2007 as compared to 74 days at March 31, 2006. The shorter days sales outstanding and resultant decrease in provision for doubtful accounts is the result of improved cash collections in the first quarter of 2007 relative to the comparable period in 2006.  This was offset by higher labor related expenses as well as external accounting and legal expenses.

In the first quarter of 2006, the Company decided to terminate the Mongolian joint venture arrangement and wrote off the remaining net assets, of approximately $4.7 million.  SG&A expense for the three months ended March 31, 2006 included one-time charges related to the write off of these assets.

Research and development

Three months ended March 31, 2007 and 2006

R&D expenses decreased by $2.7 million but increased by 1 percentage points as a percentage of net sales during the three months ended March 31, 2007 compared to the same period in 2006. The absolute decrease in R&D expenses is mainly attributed to a $2.3 million decrease in consulting expenses.

Amortization of intangible assets

Three months ended March 31, 2007 and 2006

Amortization of intangible assets decreased by $0.9 million in the three months ended March 31, 2007 compared to the same quarter last year. Amortization of intangible assets declined as several intangible assets became fully amortized during the preceding twelve months.

Interest income

Three months ended March 31, 2007 and 2006

Interest income was $4.9 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. Interest income increased primarily due to a change in our investment mix which was more heavily weighted toward short-term and long-term investments during the three months ended March 31, 2007 as compared to the same period in 2006.

Interest expense

Three months ended March 31, 2007 and 2006

Interest expense was $6.7 million and $3.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense for the three months ended March 31, 2007 compared to the same period in 2006 was primarily attributable to the incremental interest expense of $4.2 million resulting from the First Supplemental Indenture.  As a result of the First Supplemental Indenture, our convertible subordinated notes’ stated interest rate increased to 7.625% per annum after January 9, 2007 to the March 1, 2008 maturity date.  Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

Other income

Three months ended March 31, 2007 and 2006

Net other income was $4.0 million and $3.6 million for the three months ended March 31, 2007 and 2006, respectively. Net other income for the three months ended March 31, 2007 was primarily due to a $2.8 million gain on the sale of the Immenstar investment and a $1.1 million gain on foreign currency revaluation.  Net other income for the three months ended March 31, 2006 was primarily due to a $2.8 million gain on foreign currency revaluation and a $0.5 million financial subsidy from the local Chinese government.

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

Three months ended March 31, 2007 and 2006

Income tax expense was $4.3 million and $2.8 million for the three months ended March 31, 2007 and 2006, respectively.  There are two primary reasons why the Company has tax expense while the Company has pretax losses. First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in income tax expense volatility in future periods. While we believe that we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

SEGMENT REPORTING

We offer products and services through four operating units, namely Network Solutions, PCD, Handsets and Services.  The Network Solutions operating unit provides its products and services through two reporting segments; Broadband Infrastructure and Wireless Infrastructure.  Each reporting segment and operating unit is responsible for managing its own performance.

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

Summarized below are our segment sales revenue and gross profit for the three months ended March 31, 2007 and 2006, respectively.

Network Solutions

Broadband Infrastructure

	Three months ended March 31,
	2007	2006
		as restated
	(in thousands)
Sales	$31,222	$57,251
Gross profit	$5,001	$23,086
Gross profit as a percentage of sales	16%	40%

Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 30% and 74% of total broadband sales during the three months ended March 31, 2007 and 2006, respectively.   Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.

Gross profit decreased in the first quarter of 2007 when compared to the same period in 2006, primarily due to revenue recorded for the cancellation compensation fees in 2006 of $22.6 million; this revenue had no associated cost of sales related to it.  This caused a one-time increase in both sales and gross profit in the first three months of 2006, when compared to the same period in 2007.  The overall reduction in gross profit during 2007 was partially offset by $4.8 million of RollingStream™  revenue which has a higher gross profit margin.

We currently offer and have initial market acceptance of our RollingStream™ IPTV products in China, Japan and other geographic regions.  We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions we have targeted to expand our IPTV offerings, including India.

Wireless Infrastructure

	Three months ended March 31,
	2007	2006
		as restated
	(in thousands)
Sales	$69,879	$105,733
Gross profit	$24,266	$50,761
Gross profit as a percentage of sales	35%	48%

 During the three months ended March 31, 2007, PAS systems sales declined 41% and now comprise approximately 79% of our Wireless Infrastructure sales compared to 88% during the same period in 2006. Wireless sales declined in China by 40%, and were offset by marginal increases in other regions.  The decrease in PAS systems sales is primarily a result of our customers in China transitioning from new system installations to system expansions as PAS systems reach product maturity and China readies for 3G launch.

The gross profit as a percentage of sales decreased by 13 percentage points in the three months ended March 31, 2007, as compared to the corresponding quarter in 2006 due to a number of factors, including: (i) decrease of PAS infrastructure margin, and (ii) lower voice and data networks software sales which have higher margin.

We expect future PAS infrastructure spending to decline further as China readies for 3G launch. We plan to aggressively pursue opportunities for our Packet PAS products (for broadband wireless data market based on PAS technology), high end PAS products including dual mode, CDMA products and Softswitch products in multiple markets; though we do not anticipate that these sales will fully offset the decline in PAS sales.

PCD

	Three months ended March 31,
	2007	2006
		as restated
	(in thousands)
Sales	$288,330	$322,995
Gross profit	$16,845	$14,389
Gross profit as a percentage of sales	6%	4%

Revenue for the PCD segment decreased 11% during the three months ended March 31, 2007 as compared to the same period in 2006.  Although the number of units sold during the first three months of 2007 increased by 256,000 units, the decline in the overall average selling price of 22% resulted in a $34.7 million decrease to revenue for the three months ended March 31, 2007 as compared to the same period in 2006.

Historically, PCD has relied upon a limited number of manufacturers to supply its handset products. During the three months ended March 31, 2007, sales of UTStarcom branded devices accounted for 51% of the total units sold, compared to 16%

of the total units sold for the three months ended March 31, 2006.  We have focused on increasing our sales of UTStarcom branded devices as we earn a higher gross margin on these handsets.

Gross profit as a percentage of sales increased to 6% for the three months ended March 31, 2007 compared to 4% for the three months ended March 31, 2006.  The increase in gross profit is mainly attributable to the product mix including more UTStarcom products with higher gross margins.  As the percentage of UTStarcom designed and manufactured products increases, we expect the PCD margin to increase in the future.

Handsets

	Three months ended March 31,
	2007	2006
		as restated
	(in thousands)
Sales	$69,719	$99,034
Gross profit	$25,048	$31,613
Gross profit as a percentage of sales	36%	32%

Net sales declined 30% for the three months ended March 31, 2007 compared to the same period in 2006.  Nearly all our handset sales are in China, where we have experienced a decline in volume and price for our PAS handsets.  The PAS handset units sold declined to 1.3 million compared to 2.0 million in the comparable period last year. The 35% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth as service providers reduced the marketing efforts for PAS handsets in anticipation for next generation technology networks.

The average selling price per unit in the PAS products declined 5% due to competitive pricing pressures. We have also experienced continuing pricing pressure in the China telecommunications market since the latter part 2003, which has driven average unit selling prices lower. We expect to see cumulative PAS subscriber growth at lower rates in future periods.

Gross profit as a percentage of sales for our handsets segment increased from 32% to 36%  in the three months ended March 31, 2007, as compared to the corresponding period in 2006. The improvement in the gross profit percentage primarily relates to shifting most of our products to the use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit.

Services

	Three months ended March 31,
	2007	2006
		as restated
	(in thousands)
Sales	$16,752	$16,968
Gross profit	$4,125	$3,942
Gross profit as a percentage of sales	25%	23%

Our Services segment’s revenue from external customers remained relatively stable in the three months ended March 31, 2007 as compared to the corresponding quarter last year.

During the first quarter of 2007, revenues of $1.4 million from Wireless Infrastructure and $0.2 million from Broadband Infrastructure in China were allocated to the Services segment.  The allocation was made on certain completed contracts for which the service element was not separately priced. The allocated amount for the three months ended March 31, 2006 was $2.6 million from Wireless Infrastructure and $0.1 million from Broadband Infrastructure.  The lower allocated amount of $1.1 million in the first three months of 2007, when compared to the same period in 2006, was due to a renewal delay of certain service contracts and a net loss in our China Services segment.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2007

Net cash used in operating activities for the three months ended March 31, 2007 was $106.7 million. Operating cash was negatively affected by the net loss of $54.0 million and changes in other assets, inventories, payables and other current liabilities offset by changes in accounts receivable and customer advances, as discussed below.

During the first three months of 2007, inventories increased $2.4 million primarily due to inventory purchases related to a large infrastructure deployment contract that we entered into in the fourth quarter of 2006, and increases in other assets of $31.4 million primarily due to advances to our suppliers and the prepayment of taxes and insurance.  In addition, accounts payable decreased $41.3 million, due to our decision to change the timing of payments to vendors in the first quarter of 2007 to comply with shorter vendor payment terms.  Other current liabilities decreased $79.3 million in the first three months of 2007, due primarily to payments of bonuses and commissions earned in the prior year and warranty settlements.

The cash used in operating activities was partially offset by a reduction in accounts receivable of $60.3 million as a result of strong cash collections and the high percentage of revenue in the first quarter of 2007 from our PCD segment which generally has experienced a shorter collection period on related receivables.

Customer advances increased by $44.3 million at March 31, 2007.  Customer advances represents cash deposits we have received from our customers for orders that have not yet received final acceptance.  Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded.

2006

Net cash provided by operating activities for the three months ended March 31, 2006 was $53.7 million. Operating cash was affected by changes in deferred costs, customer advances, accounts receivable, and accounts payable and offset by the net loss as well as changes in other current liabilities and inventory.

Customer advances increased by $43.1 million for the three months ended March 31, 2006. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded. Deferred costs decreased by $3.2 million from December 31, 2005 to March 31, 2006 due to a net increase in cost of sales recognition resulting from customer acceptances during this three month timeframe..

The $28.8 million decrease in accounts receivable was attributable to a decline in sales preceding the end of the March 31, 2006 quarter as compared to sales in the preceding quarter. Partially offsetting this is a lengthening of days sales outstanding to 74 days at March 31, 2006 as compared to 66 days at December 31, 2005.

Accounts payable increased by $18.1 million and inventory increased by $4.3 million primarily due to handset unit inventory purchases in China partially offset by lower inventory purchases by PCD.  Other current liabilities decreased by $51.0 million, primarily as a result of a decrease in taxes payable of approximately $14.2 million, a decrease in compensation related costs of approximately $8.8 million, a decrease in accrued expenses, such as warranty, royalty and legal, of approximately $13.9 million, and a decrease of approximately $14.1 million in other liabilities.

Investing Activities

2007

Net cash provided by investing activities for the three months ended March 31, 2007 totaled $1.8 million. Cash of $12.3 million was received from the disposition of an investment interest and proceeds from the sale of short-term investments, and $10.4 million was the result of a decrease in restricted cash.  Cash outflows from investing activities included $15.6 million for the purchase of short-term investments as well as $5.2 million for the purchase of property, plant and equipment.

2006

Net cash used in investing activities for the three months ended March 31, 2006 totaled $3.5 million. Cash outflows from investing activities included an increase in restricted cash of $17.0 million as well as $17.0 million used to purchase short-term investments.  Cash of $20.0 million was received from the sale of the semiconductor design assets to Marvell, and $13.3 million was received from the net sale of short-term investments.

Financing Activities

2007

Net cash used in financing activities was $0.7 million, primarily consisting of a change in cash overdrafts for the three months ended March 31, 2007.

2006

Net cash used in financing activities was $30.8 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowing of $27.6 million for the three months ended March 31, 2006.

Liquidity

We reported net losses in each quarter in the period beginning April 1, 2005 and continuing through March 31, 2007, which have resulted in an accumulated deficit of $549.6 million and total stockholders’ equity being reduced to $722.6 million at March 31, 2007. Additionally, at March 31, 2007, we had short-term debt in China under lines of credit to our China subsidiaries of $103.6 million maturing in 2007 and the first quarter of 2008, and short-term debt outside of China in the form of 7/8% convertible subordinated notes with a principal balance of $274.6 million that matures in March 2008.

Our working capital was $479.3 million and $855.0 million at March 31, 2007 and 2006, respectively, and included cash on hand of $558.1 million and $667.4 million and short term investments of $14.8 million in and $17.1 million, respectively in 2007 and 2006.  Planned capital expenditures include an increase in the level of our capital expenditures in China in 2007 by approximately $40 million to support wire line telephone carriers in China who utilize our products and services to provide television service to their customers using the IPTV protocol.

Credit facilities in China at March 31, 2007 totaled $692.7 million, with $353.5 million of this amount available for working capital purposes, of which we had drawn $103.6 million in outstanding borrowings, with interest rates ranging from 5.51% to 5.57%, and $339.2 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007.  We believe that based upon our recent financial performance and financial position our lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, we believe the amounts of credit our lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

As of September 30, 2007 our outstanding borrowings under the credit facilities in China totaled $140.1 million, with interest rates of up to 6.67%, with varying maturity dates through September 2008. The Company’s practice in China is to draw new loans under the credit facilities prior to either the maturity of our borrowings or expiration of our facilities to ensure we maintain adequate liquidity to re-pay the existing borrowings at maturity, or to effectively lengthen the credit facility period to the latest maturity date of the underlying borrowings.

Of our total cash and short-term investments at March 31, 2007 of $572.9 million, a total of $414.6 million was held in China. To meet liquidity needs outside of China, our subsidiaries in China have the ability to transfer cash to the Company in the United States under China’s current exchange control regulations. The amount of cash available for transfer from the China subsidiaries is limited both by liquidity needs of the subsidiaries in China and by Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. During the nine months ended September 30, 2007 our China subsidiaries have made such transfers of funds out of China to the Company totaling $150 million.

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

If an event of default were to occur and be continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. Therefore as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, because the independent review by the Governance Committee of the Company’s historic stock option accounting was not completed, after receiving a purported notice of default from the trustee for the notes (the “Trustee”) asserting that the delay in filing and a failure to comply with certain covenants had caused a default under the indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including January 9, 2007, caused by a delay in filing certain reports required to be filed pursuant to the Exchange Act (the “SEC Reports”) with the Securities and Exchange Commission (the “SEC”) and entered into a First Supplemental Indenture with the Trustee, dated January 9, 2007, which provided that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. After receiving a notice of default from the Trustee asserting that our inability to timely file SEC Reports and comply with certain covenants as of May 31, 2007 had caused a default under the indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including July 26, 2007 and entered into a Second Supplemental Indenture with the Trustee, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with our consent solicitation announced July 19, 2007. The Second Supplemental Indenture provides that (i) during the period from and including July 26, 2007 to and including October 15, 2007 (“Covenant Reversion Date”), any failure by us to comply with the covenants contained in the original indenture agreement related to the required filing of reports with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date. On October 15, 2007, we received an additional notice of default from the Trustee asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the Notes.  The specific purported defaults referred to in the notice of default were (i) our failure to file with the SEC and provide copies to the Trustee of our Quarterly Report on Form 10-Q for the fiscal quarter ending March 31, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2007 and (ii) our failure to deliver to the Trustee our officer’s certificate of compliance required by the Indenture.  The notice of default provides that we have 60 consecutive days from October 15, 2007 to cure the purported defaults before such defaults would constitute an “Event of Default” under the Indenture.  The occurrence of an “Event of Default” under the Indenture would afford the Trustee or holders of not less than 25% in aggregate principal amount of the Notes the right to declare the full principal amount of all outstanding Notes to be immediately due and payable. We cannot be certain that we will be able to file all required reports with the SEC by the Demand Date. Furthermore, we cannot be certain that consents from holders of the Notes necessary for an additional waiver of its obligations to comply with the Indenture covenants within the required period can be obtained on reasonable terms or at all.

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

Our China sales are generally denominated in local currency, and we accept commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $6.2 million and $5.1 million at March 31, 2007 and December 31, 2006, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) have been met.

Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition, results of operations and cash flows. We have contracts negotiated in Japanese Yen and we maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at March 31, 2007 was approximately $15.4 million.

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

Income taxes

Certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays discussed above are applicable or potentially applicable to UTStarcom Chongqing Telecom Co. Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

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

Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to FIEs.  The tax holidays/incentives for FIEs were applicable or potentially applicable to CUTS, HUTS, HSTC and UTSC, our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

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

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  FIN 48 provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. While we believe that we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Off-balance sheet arrangements

On August 1, 2005, we entered into a 364-day committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. On March 30, 2007, the agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of Citibank, N.A.  Sales of the accounts receivables to Citibank, N.A. under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to Citibank, N.A. will be carried at their net realizable value, including an allowance for doubtful accounts. We have not sold any receivables pursuant to this facility during 2006 or the first three months of 2007. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

At March 31, 2007, we have no other off balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2007 were as follows:

	Payments due by period
		Less than
	Total	1 year	1-3 years	3-5 years
	(in thousands)
Contractual Obligations
Bank loans	$103,584	$103,584	$—	$—
Convertible subordinated notes	$274,600	$274,600	$—	$—
Interest payable on debt	$26,166	$26,166	$—	$—
Lease obligations	$33,863	$14,189	$16,603	$3,071
Other Commercial Commitments
Letters of credit	$45,965	$28,813	$17,152	$—
Purchase commitments	$106,469	$100,889	$5,580	$—

Bank loans

At March 31, 2007, we had loans with various banks totaling $103.6 million with interest rates ranging from 5.51% to 5.57 % per annum. These bank loans mature during the fourth quarter of 2007 and the first quarter of 2008, and are included in short-term debt.

Convertible subordinated notes

Our convertible subordinated notes, due March 1, 2008, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default thru May 31, 2007.  The convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture providing that the convertible subordinated notes will accrue an additional 10% per annum in special interest from and after July 26, 2007 to the March 31, 2008 maturity date of the notes unless the notes are earlier repurchased or converted.  The special interest rate represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture.  As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%.  Interest is payable semiannually on March 1 and September 1, and payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.  For more information regarding the notice of default on May 31, 2007, the Company’s Second Supplemental Indenture and the notice of default on October 15, 2007, see the “Liquidity” section of this Item 2.

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty.  As of March 31, 2007 total open commitments under these purchase orders extending beyond one year were approximately $5.6 million. Additionally, we have agreed to purchase from Marvell certain chip-sets that will be included in 50% to 100% of our PAS handsets, through 2011.

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

Income Tax Obligations

Effective January 1, 2007, the Company adopted the provisions of FIN 48. As of March 31, 2007, the liability for uncertain tax positions, net of federal impacts on state tax issues, was $71.9 million, of which none is expected to be paid within one year. Included in the $71.9 million is approximately $6.7 million which has not yet reduced income tax payments, and, therefore, has been netted against non-current deferred tax assets. For the remaining liability, the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority may occur.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 22, “Recent Accounting Pronouncements,” in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2007:

(in thousands, except
interest rates)
Cash and cash equivalents	$558,150
Average interest rate	2.18%

Restricted cash - short-term	$5,620
Average interest rate	4.52%

Short-term investments	$14,768
Average interest rate	1.73%

Restricted cash - long-term	$17,152
Average interest rate	4.95%

Total investment securities	$595,690
Average interest rate	2.27%

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

Foreign Exchange Rate Risk

We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen.  Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China.  Although the impact of currency fluctuations of Renminbi to date has been slight, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations.  The balance of cash and short-term investment balance held in China was $414.6 million at March 31, 2007.  In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar.  Additionally, during 2006 and the first three months of 2007 we made significant sales in both Japanese Yen and in Euros.  We maintain Japanese Yen bank accounts for purchasing portions of our inventories and supplies.

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

We have performed a sensitivity analysis as of March 31, 2007, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant.  The analysis covers all of our foreign currency contracts offset by the underlying exposures.  The foreign currency exchange rates used were based on market rates in effect at March 31, 2007.  The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign exchange financial instruments of $3.5 million at March 31, 2007.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

UTStarcom, Inc. (“UTStarcom” or the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of March 31, 2007 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of March 31, 2007 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “ITEM 9A—CONTROLS AND PROCEDURES” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Item 9A in the 2006 Annual Report”), which have not yet been fully remediated. Investors are directed to Item 9A in the 2006 Annual Report for the description of these weaknesses.

A “material weakness” is a control deficiency in internal control over financial reporting, or a combination of deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. To address these material weaknesses in internal control over financial reporting noted above, the Company performed additional analyses and other procedures (as further described below under “Management’s Planned Remediation Initiatives and Interim Measures”) to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, the Company’s management believes that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A in the 2006 Annual Report  In particular, the Company has implemented during 2006 and the first quarter of 2007, and plans to continue to implement during 2007, the specific measures described below.  In addition, in connection with the March 31, 2007 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1.             To remediate the material weakness described in Item 9A in the 2006 Annual Report, in “1. The Company did not maintain an effective control environment,” the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures. These measures include the following:

a)             Effective financial reporting process, including policies and procedures—In the fourth quarter of 2006, the Company’s finance department commenced an initiative to update its finance and accounting policies and procedures. Through this initiative, which was ongoing through the first nine months of 2007 and will be ongoing through the rest of 2007, the Company’s financial policies and procedures will be reviewed for completeness, accuracy and adequacy, updated and brought current, and standardized globally as necessary and appropriate. A communication plan will also be developed to ensure updated policies and procedures are publicized and understood, and appropriate employees are trained in their application, as necessary. The Company expects this initiative will form the foundation for the process to maintain and keep current its finance and accounting policies and procedures on a go-forward basis. In addition, starting in the fourth quarter of 2006, the Company commenced internal audits of, and in the remainder of 2007 and 2008 plans to continue to expand and increase the scope of its efforts to monitor, controls at the Company’s decentralized and remote operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

b)            Non-compliance with established policies and procedures intended to ensure compliance with laws and regulations—During the second quarter of 2006, the Company launched a formal investigation at the direction of the Audit Committee of the Company’s Board of Directors (“Audit Committee”) to review alleged violations of the FCPA; refer to “Governmental Investigations” under “ITEM 3—LEGAL PROCEEDINGS” for additional information. Throughout the course of this investigation, the Company took and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In addition, in the third and fourth quarters of 2006 and 2007 to date, the Company provided training to personnel in offices in various regions including North America, Europe, and China and, in the remainder of 2007 and in 2008, plans to continue to provide training and expand its coverage of personnel employed in other regions and countries. In addition, the Company’s internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company’s efforts to monitor controls at Company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

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

v.             In the first quarter of 2007, the Company implemented a new “management by objectives” system which is being used globally to capture corporate and executive management goals and articulate them throughout the organization, and to cascade and align each employee’s goals to support corporate objectives. The goal setting, monitoring and evaluation process will incorporate capturing employee’s training and development requirements, including training to stay current with the application of GAAP and the Company’s code of business conduct and ethics.

vi.            During 2007 to date, the Company’s CFO, with assistance from senior financial staff and outside consultants, reviewed and in the remainder of 2007 will continue to review and adapt the overall design of the Company’s financial reporting organization and structure, including the roles and responsibilities of each functional group within the Company.

2.             In addition to the remediation measures described above, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

a)             To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. a) over “instances of override related to controls in China over customer agreements,” the Company’s planned remediation measures are intended to address material weakness in China that has the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

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

b)                                     To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. b) over “inventory, including finished goods at customer sites, inventory reserves and deferred costs accounts and associated cost of sales,” section 2. c) over “inventory reserves for losses on customer contracts and associated cost of sales,” and section 2. d) over “accounting for warranty reserves and associated cost of sales”, the Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

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

ii.             The Company plans in the remainder of 2007, to enhance its processes and procedures related to properly tracking and confirming inventory movements to ensure the proper classification of inventory, including finished goods at customer sites, and deferred costs (and associated accounts such as purchase price variances), and to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized. The revised processes will include involving and obtaining detailed and timely input from business unit, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. New reports have been developed and reports and procedures will continue to be enhanced as necessary to facilitate the accuracy of accounting for these processes. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

c)             To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. e) over “accounting for and disclosure of stock-based compensation expense,” the Company’s planned remediation measures are intended to address material weaknesses that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.              In November 2006, the Company announced a voluntary review of its historical equity award grant practices under the direction of the nominating and corporate governance committee of the board of directors. Upon this announcement, the Company immediately suspended granting of equity awards and no new equity awards have been granted through the date of filing of this Form 10-Q.

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

vi.            During the remainder of 2007, the Company will update its record retention policy to specify retention of equity award records.

d)            To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. f) over “its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP”, the Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of preventing the complete, accurate and timely preparation and review of the Company’s consolidated financial statements in future financial periods. In addition to the measures described above, these measures include the following:

i.              During the fourth quarter of 2006 and 2007 to date, the Company implemented and in the remainder of 2007 and in 2008, the Company plans to continue to enhance and improve month and quarter-end closing procedures within its corporate accounting function to standardize its processes for financial review to ensure that reviewers at its U.S. headquarters analyze and monitor financial information in a consistent and thorough manner. In addition, the Company implemented and plans to continue to improve new and enhanced procedures within its corporate accounting function to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment.

ii.             During the fourth quarter of 2006 and 2007 to date, the Company implemented and in the remainder of 2007 and in 2008, the Company plans to continue to enhance and improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

Interim Measures

Management has not yet implemented and/or tested all of the measures described above under the heading “Remediation Initiatives.” Nevertheless, management believes the measures identified above (to the extent these have been implemented), together with other measures undertaken by the Company in connection with preparation of the consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described in Item 9A in the 2006 Annual Report and that remain material weaknesses as of March 31, 2007. These other measures include the following:

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

2.             The Company implemented and performed a number of additional detailed procedures and a comprehensive review of its accounting in various areas, including:

a)             Inventory cycle counts at a majority of its International inventory locations.

b)            Reconciliation of inventories at customer sites to outstanding customer contracts as of quarter end and consideration and analysis of this inventory for recoverability and potential impairment.

c)             Review of contract analysis reports and consolidated revenue schedules from the first quarter of 2007 to determine the proper recording and classification of inventory and deferred costs and the related cost of goods sold (including associated accounts such as purchase price variance).

d)            Analysis of the backlog report, gross margin report and contract analysis report, enhanced discussions with business unit, operations and sales and services personnel to enhance the information available for finance to analyze, and thorough review of related sales and cost information to determine the reserves for losses on customer contracts and associated cost of sales.

e)             Analysis of actual cost reports associated with specific warranty reserves, and discussions with business unit, operations and sales and services personnel to enhance the information available for finance to analyze and determine the adequacy of liability reserves for warranty and associated cost of sales.

f)             A variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system, a thorough review of account reconciliations, and a detailed review at its U.S. headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the consolidated financial statements included in this Form 10-Q.

3.             As part of the investigation of historical sales in China, the Audit Committee retained independent outside counsel and forensic accountants to conduct an investigation of sales in China. The investigation was expanded to consider sales contracts entered into in the period 2000 to 2006 in China, beyond the Western Region in order to provide adequate coverage percentage of the value of sales contracts entered into during the period. The investigation encompassed different procedures depending on the contract type, date and region in which the contracts were executed. In addition, the accounting and reporting process for the consolidated financial statements for the quarter ended March 31, 2007 was extended, thereby allowing the Company time to conduct additional procedures and analyses, to assess the adequacy and accuracy of the related balances, and to make additional adjustments and disclosures as necessary to ensure the accuracy of financial reporting.  Additionally, the Company conducted a review of a portion of contracts recognized in revenue during the quarter ended March 31, 2007, from the Western Region in China, for compliance with revenue recognition criteria. As part of this review, the Company matched the contract copies at the China headquarters, regional office and the relevant sales office, and analyzed them for terms that might affect revenue recognition.

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

Changes in Internal Control over Financial Reporting

The discussion above under “Management’s Planned Remediation Initiatives and Interim Measures” includes a description of the material changes to the Company’s internal control over financial reporting during the first quarter of 2007 and subsequent to March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Passave Litigation

In November 2005, the Company filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. (“Passave”) for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave’s wholly-owned subsidiary) to the Company. The Company’s complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to the Company. The parties entered into a settlement agreement, in favor of the Company dated August 7, 2007, and have since dismissed all claims with prejudice.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

On February 16, 2005, we filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California.  In the Complaint, we assert that Starent infringes UTStarcom patent U.S. Reg. No.  6,829,473 (“the ’473 patent”) through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways.  We seek declaratory and injunctive relief.  Starent subsequently filed its answer and counterclaims, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  On June 16, 2005, we filed a motion to strike Starent’s affirmative defense and dismiss Starent’s counterclaim alleging inequitable conduct.  On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that we would withdraw our motion to strike.  On August 10, 2005, we responded to Starent’s amended counterclaim filed on July 27, 2005.  In early December 2006, we filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office.  Starent has also filed for reexamination of the ’473 patent.  The reexamination and reissue are currently copending.  The litigation is still in a preliminary stage and its outcome cannot be predicted, although we believe the litigation has merit.  Nonetheless, we believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on our business, financial condition, or results of operations.

On May 8, 2007, we filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division which we acquired certain assets of in May of 2003) in the Northern District of Illinois.  The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights.  In its Complaint, we assert that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent’s ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using our confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with our business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent’s products, and that several of Starent’s patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom.  We seek compensatory damages, punitive damages and injunctive relief.  After the court denied the defendants motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered our complaint, denying our allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage.  We have filed a motion to dismiss most of the counterclaims and the court has ordered appointment of a special master to handle discovery, which is just beginning.  We believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on our business, financial condition or results of operations.

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

In November 2006 we announced that the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”), comprised of independent directors, was conducting a voluntary review, with the assistance of independent legal counsel and forensic accounting experts (the “Option Grant Review Team”), of our historic option granting practices, the timing of option grants and related accounting matters. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable as well as the rules of our stock option plans. Upon completion of the review, management concluded the adjustments to correct errors in stock option accounting in our previously issued financial statements for the years ended December 31, 1998 and 2000 through 2005, and the quarterly periods of 2005, as well as in the quarterly periods ended March 31 and June 30, 2006 that are reflected in our consolidated financial statement information included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 should be made.

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

At March 31, 2007, we had cash and short-term investments of $572.9 million to meet our liquidity requirements of which $414.6 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds outside of China; such controls limit transfers of approximately $200 million of our net assets outside of China without first obtaining the consent of the Chinese government. While we believed the China subsidiaries could freely transfer at least $200 million as of March 31, 2007, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by the Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits.  Additionally, available credit facilities in China at March 31, 2007 totaled $692.7 million, of which $353.5 million was available for working capital purposes and $339.2 million was available for use in support of letters of credit and corporate guarantees. These credit facilities expire principally in November and December 2007, and we had borrowed $103.6 million at March 31, 2007 under the working capital portion of the available credit lines and such borrowings increased to $140.1 million at September 30, 2007. We also have outstanding long-term debt outside of China in the form of our convertible subordinated notes with a principal balance of $274.6 million that mature in March 2008 (the “Notes”).

During the nine months ended September 30, 2007 our China subsidiaries made transfers of funds out of China to the Company totaling $150 million. Although we believe the Company now has sufficient amount of cash resources to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to repay the convertible notes maturing in March 2008, and we expect our recent financial performance and financial position will cause the lenders to reduce the total available credit facilities when we negotiate renewals of the lines of credit in China in late 2007.  Management’s liquidity plans include a partial or complete refinancing of the convertible notes, renewal of the lines of credit in China, transfers of additional cash from its subsidiaries in China to the extent necessary, and, if needed, liquidation of certain investments and/or seeking new financing arrangements.  In addition, it may be necessary for us to make significant changes to our business plan to maintain adequate liquidity for at least the next 12 months in the event of various matters, such as:

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

During the nine months ended September 30, 2007 our China subsidiaries made transfers of funds out of China to the Company totaling $150 million.  Although we believe the Company now has sufficient amount of cash resources to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to also repay the convertible notes, aggregating $274.6 million and maturing on March 1, 2008.  Because we are limited by the Chinese government’s imposition of currency controls on transfer of funds outside of China, it may be time-consuming, difficult and /or expensive for us to transfer funds from China to repay the Notes.  As a result, if an Event of Default on the Notes were to occur, we may not have sufficient cash resources to repay the Notes and to continue operations without seeking new financing arrangements.  We cannot be certain that additional financing for these purposes would be available on acceptable terms or at all, and if such financing is not available, our business could be seriously harmed.  See the risk factor entitled “We face a variety of risks related to our convertible subordinated notes” for a further description of our obligations under the Notes, our recent consent solicitation of the noteholders and our compliance with certain covenants under the Indenture.

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

Our cost reduction efforts initiated in 2005 and our subsequent efforts in the remainder of 2007 and early 2008 may not allow us to keep pace with competitive pricing pressures or lead to improved gross profit, as a percentage of net sales.  In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes.  We may not be successful in these efforts or in delivering our products to market in a timely manner.  In addition, any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit, as a percentage of net sales, which would cause our financial results to suffer.

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

Competition in international markets for new service provider customers and for new infrastructure deployments is particularly intense and increasingly focused on price. To meet competitive offerings we may accept contracts with low profitability or even enter into contracts with anticipated losses if we believe it is necessary to establish a relationship with a customer or a presence in a market that we consider important to our international expansion strategy. We believe these decisions will facilitate the development of our international business, but we can provide no assurance that they will. Accepting a contract with an anticipated loss requires us to recognize a provision for the entire loss in the period in which it becomes evident rather than in later periods in which contract performance occurs. Accepting contracts with low gross margins adversely affects our reported results when the revenues from such contracts are recognized; in some cases revenue recognition must be deferred until all revenue recognition criteria have been met, and this would result in recognizing the adverse effects of low gross margin contracts in periods subsequent to when contract performance occurred.

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

Because a significant percentage of our sales are made in foreign countries and denominated in local currency, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances.  Historically, the majority of our sales have been made in China and denominated in Renminbi.  Prior to July 2005, the impact of currency fluctuations of Renminbi were insignificant as it was fixed to the U.S. dollar.  However, in July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future.  The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar.  For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 7.74 Renminbi to the U.S. dollar at March 31, 2007.  Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12% of our outstanding stock as of March 31, 2007.  As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

In July 2007, we sought and obtained the requisite consents from holders of the Notes to certain amendments to the Indenture, which provide that (i) any failure by us to file SEC Reports with the SEC and provide copies of such reports and certain certificates to the Trustee prior to 5:30 p.m. New York City time on October 15, 2007 (the “Expiration Date”) will not cause a default under the Indenture, (ii) any such failure continuing after the Expiration Date would cause a default under the Indenture, which would be deemed to have occurred as of the Expiration Date, and (iii) we will pay additional interest on the Notes of (a) 6.75% annually from January 9, 2007 to and including July 25, 2007, and (b) 10.0% annually from and including July 26, 2007 to the date the Notes are paid, prepaid, converted, redeemed or otherwise cease to be outstanding (in each case, in addition to interest of 7/8% annually, as provided by the Indenture, without regard to any amendments). Although we have now filed our Q3 2006 Form 10Q, our 2006 Form 10K and this Q1 2007 Form 10Q, we have not yet filed our Q2 2007 Form 10Q and delivered copies of such report and certain certificates to the Trustee. As a result, on October 15, 2007, we received a notice from the Trustee asserting that our failure to file our Q1 2007 Form 10-Q and our Q2 2007 Form 10-Q had resulted in a default under the Indenture, as amended by the First and Second Supplemental Indentures, and that if we failed to file such reports within 60 days of October 15, 2007, an event of default would arise under the Indenture. The Company cannot be certain that it will be able to file all required reports with the SEC by the Demand Date. Furthermore, the Company cannot be certain that consents from holders of the Notes necessary for an additional waiver of its obligations to comply with the Indenture covenants within the required period can be obtained on reasonable terms or at all.

If an event of default were to occur, the Trustee or the 25% Holders would have the right to accelerate the maturity of the Notes and declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable, as described above. No assurance can be given that we would be able to obtain the requisite consents of the Holders to a further amendment to the Indenture, providing for a waiver of compliance with covenants in the Indenture relating to the filing of our Q2 2007 Form 10Q, on acceptable terms or at all.  If an event of default under the Indenture were to occur, and the maturity of the Notes were accelerated, and all unpaid principal and accrued interest is declared immediately due and payable, our business would be seriously harmed.  If we have not filed the Q2 2007 Form 10Q, our ability to raise additional capital may be limited, and specifically, we would not be able to refinance indebtedness under the Notes from the proceeds of an issuance of new convertible notes.  In addition, if we are able to raise capital to refinance indebtedness under the Notes by issuing new convertible notes, the terms of such notes may be significantly less favorable than the terms of the Notes, and may cause greater dilution to holders of our common stock.

Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from the NASDAQ Stock Market.

As a result of our failure to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006 (“Q3 2006 Form 10-Q”), our Annual Report on Form 10-K for the year ended December 31, 2006, our Quarterly Report on Form 10-Q for the period ended March 31, 2007 (“Q1 2007 Form 10-Q”) and our Quarterly Report on Form 10-Q for the period ended June 30, 2007 (“Q2 2007 Form 10-Q”), we have not been in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934.  Although we have now filed our Q3 2006 10-Q, 2006 Form 10-K and this Q1 2007 Form 10-Q, we have not yet filed our Q2 2007 Form 10-Q and thus continue not to be in full compliance with this rule. We are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ Stock Market.

In connection with our failure to timely file our periodic reports, we received four NASDAQ Staff Determination letters, dated November 15, 2006, March 7, 2007, May 16, 2007 and August 13, 2007, respectively, stating that, as a result of each of these non-timely filings, we were not in compliance with the requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Stock Market. We appealed the November 15, 2006 determination to the NASDAQ Listing Qualifications Panels (the “Panel”) and were granted a conditional extension to our request for continued listing until April 16, 2007. On April 17, 2007 the Panel extended the deadline for filing our Q3 2006 Form 10-Q  to May 14, 2007.  The Panel also extended the deadline for filing our 2006 Form 10-K until July 16, 2007.  On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council (“Listing Council”) to review the April 17, 2007 decision of the Panel.  On May 14, 2007, the Listing Council called the Panel’s decision for review and requested that we provide an update on our efforts to file our delinquent filings.  We have continued and continue to comply with that request.  In addition, the Listing Council stayed the Panel’s decision that required us to file our Q3 2006 Form 10-Q by May 14, 2007, and to file our 2006 Form 10-K by July 16, 2007.  On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements.  As stated above, we have now filed our Q3 2006 Form 10Q, 2006 Form 10K and this Q1 2007 Form 10Q.  However, we can provide no assurances that we will be able to file our Q2 2007 Form 10Q by October 22, 2007.

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

3.2	First Amended and Restated Bylaws of UTStarcom, Inc., as amended on July 13, 2007 (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the SEC on October 10, 2007)

4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.

4.2	Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of Form S-1/A filed with the SEC on February 7, 2000)

4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999. (incorporated by reference to Exhibit 4.2 of Form S-1 filed with the SEC on December 20, 1999)

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

10.1++	Amended and Restated Committed Receivables Purchase Agreement dated March 30, 2007 between UTStarcom Personal Communications LLC and Citibank N.A.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

++                 Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: October 17, 2007	By:	/s/ FRANCIS P. BARTON
Francis P. Barton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)