Form 10-Q
period 2007-06-30
UTSTARCOM INC
filed 2007-10-19
CIK 1030471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 000-29661

UTSTARCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	52-1782500
(State of Incorporation)	(I.R.S. Employer Identification No.)

1275 HARBOR BAY PARKWAY	94502
ALAMEDA, CALIFORNIA	(zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 864-8800

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

                Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☒  Accelerated Filer ☐  Non-Accelerated Filer ☐

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

                As of September 30, 2007 there were 121,294,645 shares of the registrant’s common stock outstanding, par value $0.00125.

EXPLANATORY NOTE

The Company was unable to file timely its Form 10-Q for the quarterly period ended June 30, 2007 because we had commenced a voluntary review of historical stock option practices and the Audit Committee had also engaged independent counsel to conduct an investigation of sales in China and the results of those reviews / investigations were not known at the date the Form 10-Q filing was due.  Information contained herein about the restatements of previously issued financial statements has been taken from the 2006 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on October 10, 2007. The 2006 Annual Report contains additional information about the restatements which is not included herein.

Our consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q for accounting periods prior to the third quarter of 2006 have been restated, as described below.

Summary

In July 2007, the Company announced the Audit Committee of the Board of Directors (the “Audit Committee”) was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Quarterly Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been and have restated the financial statements for the three and six months ended June 30, 2006. The net effects for the three and six months ended June 30, 2006 were to recognize previously deferred revenue and an increase (decrease) of gross profit of $2.4 million and ($0.4) million, respectively, and $7.8 million and $1.0 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduces our previously reported operating results for this period.  We have restated the financial statements for the three and six months ended June 30, 2006,  and during that period incremental stock compensation expense totaling $0.5 million and $1.2 million was recognized, respectively.

None of these restatements had any effect on any of our cash balances, however cash equivalents were reduced at June 30, 2006 due to the correction in classifications described below.

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

•                  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at our sales offices contained post contract support obligations to recognize revenue and cost of net sales over the estimated period of post contract support; and

•                  concluded that as a result of the existence of this undelivered post contract support obligation our previously issued financial statements should be restated to defer system sales contract revenue and the related cost of net sales over the estimated period of post contract support when a contract contained unspecified software upgrade rights.

The Audit Committee concurred with management’s decisions.

The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

	Net sales	Gross profit	Net income
Year ended December 31,
2000	$(12,408)	$(5,294)	$(4,781)

2001	(17,154)	(6,330)	(5,779)

2002	(64,732)	(22,924)	(19,697)

2003	(21,060)	(8,014)	(6,382)

Totals through December 31, 2003	(115,354)	(42,562)	(36,639)

2004	(104,965)	(27,241)	(18,594)

2005	(58,232)	(27,863)	(42,433)

2000 - 2005 Total	$(278,551)	$(97,666)	$(97,666)

2006 quarter ended
March 31	5,410	1,360	1,360

June 30	2,379	(371)	(371)

Total China Sales Restatement	(270,762)	(96,677)	(96,677)

The cumulative effect of all of the China sales restatement adjustments to our consolidated balance sheet as of December 31, 2003 resulted in a decrease in retained earnings of $36.6 million, an increase in deferred revenue of $115.4 million to account for previously recognized sales, an increase in deferred costs of $72.8 million to account for previously recognized cost of net sales, and an increase in deferred tax assets and prepaid taxes of $5.9 million. In our consolidated balance sheet at June 30, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $37.6 million is classified as current and $227.2 million as non-current, and the related net reduction in cost of net sales of $169.7 million is accounted for as deferred costs. These amounts are being recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

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

The findings of this review are summarized as follows:

Grant Type	Number of grants		Grants tested	No change required	Measurement date changed
					additional compensation expense required	no additional compensation expense required(1)

Discretionary Director & Officer	16		16	8	4	4
Automatic Director	5		5	5	—	—
Broadbase	8		8	—	6	2
Acquisition	10		10	10	—	—
New Hire	166		48	48	—	—
Other Merit	96		41	4	21	16
Total	301	(2)	128	75	31	22

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

•                  for certain grants where Compensation Committee approval was not considered perfunctory, the date a UWC document was sent to Compensation Committee members for approval was used as the stated grant date for some discretionary officer and director grants rather than the date the UWC was signed by all Compensation Committee members and therefore became effective; and

•                  the Stock Option Review Team was unable to locate contemporaneous documentation of some director and officer, broadbase, new hire, and other merit grants.

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

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We restated our unaudited condensed consolidated financial statement information for the first and second fiscal quarters of 2006, included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 (and as reflected in our results for the three and six months ended June 30, 2006 included in this Form 10-Q), to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 - 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002-2005 with incorrect measurement dates were recalculated. We also recorded additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

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

The corrections for the stock option restatement were to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

	Non-cash stock compensation	Payroll taxes	Income taxes	Net income

Year ended December 31,
1998	$1,244	$—	$(448)	$(796)

1999	—	—	—	—

2000	556	—	(104)	(452)

2001	4,870	—	(942)	(3,928)

2002	8,110	—	(1,550)	(6,560)

2003	12,470	900	(2,281)	(11,089)

Totals through December 31, 2003	27,250	900	(5,325)	(22,825)

2004	(410)	541	250	(381)

2005	(1,290)	60	4,083	(2,853)

2000-2005 Total	25,550	1,501	(992)	(26,059)

2006 quarter ended
March 31	662	9	—	(671)

June 30	504	6	—	(510)
	$26,716	$1,516	$(992)	$(27,240)

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

The total effect of the stock option restatement and the amounts for 2006, as shown in the above table, have been reflected in the December 31, 2006 financial statements as well as in the June 30, 2006 financial statements. As a result of this restatement, net loss increased by $0.5 million and $1.2 million for the three and six months ended June 30, 2006, respectively.

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

Summary of Restatement Amounts

                The following table presents the decrease in net earnings from the restatement for each restated year:

	Net income (loss), as previously reported	Restatement adjustments			Net income (loss), as restated
		China Sales	Stock Options	Total
			(in thousands)
		(Decrease) Increase
Year ended December 31,
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	($487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)

2006 quarter ended
March 31	($10,635)	1,360	(671)	689	$(9,946)
June 30	($21,443)	(371)	(510)	(881)	$(22,324)
		$(96,677)	$(27,240)	$(123,917)

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections was as follows (in thousands):

Increase (decrease) in paid-in capital and deferred stock compensation:

Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)

Net increase in paid-in capital and deferred stock compensation	25,972

(Increase) decrease in accumulated deficit:

Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325

Net increase in accumulated deficit	(59,464)

Net decrease in stockholders’ equity at December 31, 2003	$(33,492)

In restating the previously issued financial statements for the investigations discussed above, we also corrected other previously reported amounts. We corrected the reporting of  net sales to certain third party resellers and associated cost of net sales for the three and six months ended June 30, 2006 to classify these amounts as related party net sales and related party cost of net sales classifications of $4.2 million and $3.0 million, respectively, and $12.9 million and $4.8 million, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the June 30, 2006 consolidated balance sheet.   We also corrected our reporting of $6.2 million of time deposits at June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in the balance sheet and in the statement of cash flows for the June 2006 reporting period.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$509,423	$661,623
Short-term investments	18,156	9,546
Accounts receivable, net of allowances for doubtful accounts of $56,856 and $53,894 at June 30, 2007 and December 31, 2006, respectively	295,557	373,762
Accounts receivable, related parties, net of allowances for doubtful accounts of $12 and $19 at June 30, 2007 and December 31, 2006, respectively	27,335	32,318
Notes receivable	4,083	5,060
Inventories	466,222	440,445
Deferred costs	186,734	195,393
Prepaids and other current assets	132,882	101,795
Short-term restricted cash and investments	9,797	16,666
Total current assets	1,650,189	1,836,608
Property, plant and equipment, net	212,873	213,155
Long-term investments	96,407	47,809
Goodwill	3,063	3,063
Intangible assets	48,351	56,443
Long-term deferred costs	169,745	176,649
Other long-term assets	38,445	40,223
Total assets	$2,219,073	$2,373,950

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$219,736	$304,869
Short-term debt	379,935	102,758
Income taxes payable	—	2,483
Customer advances	298,104	265,812
Deferred revenue	96,422	95,742
Other current liabilities	231,341	271,400
Total current liabilities	1,225,538	1,043,064

Long-term deferred revenue	243,999	261,014
Long-term debt	460	275,161
Other long-term liabilities	21,307	13,858
Total liabilities	1,491,304	1,593,097

Commitments and contingencies (Note 15)
Minority interest in consolidated subsidiaries	5,331	6,493
Stockholders’ equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 121,299,113 issued and 121,294,645 outstanding at June 30, 2007 and December 31, 2006	152	152
Additional paid-in capital	1,210,531	1,205,592
Accumulated deficit	(611,284)	(494,244)
Accumulated other comprehensive income	123,078	62,899
Treasury stock: 4,468 shares held in treasury at June 30, 2007 and December 31, 2006	(39)	(39)
Total stockholders’ equity	722,438	774,360
Total liabilities, minority interest and stockholders’ equity	$2,219,073	$2,373,950

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net sales
Unrelated party	$517,361	$513,897	$979,934	$1,070,934
Related party	20,884	37,628	34,212	82,572
	538,245	551,525	1,014,146	1,153,506
Cost of net sales
Unrelated party	441,738	414,112	832,277	875,697
Related party	16,777	28,463	26,855	45,068
Gross profit	79,730	108,950	155,014	232,741

Operating expenses:
Selling, general and administrative	88,865	83,108	168,701	166,833
Research and development	42,158	46,603	85,819	93,005
Amortization of intangible assets	4,046	4,821	8,092	9,746
Total operating expenses	135,069	134,532	262,612	269,584

Operating loss	(55,339)	(25,582)	(107,598)	(36,843)

Interest income	3,395	3,947	8,304	7,479
Interest expense	(7,321)	(3,166)	(14,046)	(6,667)
Other income (expense), net	158	6,887	4,129	10,454

Loss before income taxes and minority interest	(59,107)	(17,914)	(109,211)	(25,577)
Income tax expense	(3,298)	(4,669)	(7,640)	(7,508)
Minority interest in losses of consolidated subsidiaries	698	259	1,161	815
Net loss	$(61,707)	$(22,324)	$(115,690)	$(32,270)

Loss per share - Basic and diluted	$(0.51)	$(0.19)	$(0.96)	$(0.27)

Weighted average shares used in per-share calculation:
- Basic and diluted	120,982	120,608	120,941	120,604

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30, 2007	Six months ended June 30, 2006
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,690)	$(32,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,737	34,653
Net (gain) loss on sale and disposal of assets	(2,629)	2,169
Net gain on long-term investment	(366)	—
Stock-based compensation expense	4,939	7,542
Provision for doubtful accounts	2,370	3,133
(Recovery of) provision for deferred costs reserves	(8,136)	5,978
Deferred income taxes	1,267	—
Other	(366)	(537)
Changes in operating assets and liabilities:
Accounts receivable	84,696	97,596
Inventories	(19,369)	(36,916)
Deferred costs	31,563	(6,853)
Other assets	(28,637)	(7,784)
Accounts payable	(89,502)	39,693
Income taxes payable	6,801	3,438
Customer advances	27,141	69,280
Deferred revenue	(23,982)	(10,512)
Other current liabilities	(49,135)	(89,454)
Net cash (used in) provided by operating activities	(149,298)	79,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(15,425)	(12,288)
Proceeds from the disposition of long-term investments	1,800	—
Investment in affiliates, net of cash acquired	—	(302)
Proceeds from sale of semiconductor design assets	—	19,965
Change in restricted cash and long-term investments	6,615	(19,994)
Purchase of short-term investments	(21,735)	(28,032)
Proceeds from sale of short-term investments	13,484	25,588
Other	(230)	1,672
Net cash used in investing activities	(15,491)	(13,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	64,621	62,545
Payments on borrowings	(64,732)	(140,053)
Other	4,728	1,967
Net cash provided by (used in) financing activities	4,617	(75,541)
Effect of exchange rate changes on cash and cash equivalents	7,972	5,225
Net decrease in cash and cash equivalents	(152,200)	(4,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	661,623	645,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$509,423	$641,020

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$7,054	$4,596
Income taxes	$3,687	$3,529
Non-cash operating activities
Accounts receivable transferred to notes receivable	$11,462	$15,376
Property, plant and equipment exchanged for long-term investment	$—	$5,500

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

                The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

                In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

The Company reported net losses in each quarter in the period beginning April 1, 2005 and continuing through June 30, 2007, which has resulted in an accumulated deficit of $611.3 million and total stockholders’ equity being reduced to $722.4 million at June 30, 2007.  Additionally, at June 30, 2007, the Company had short-term debt in China under its lines of credit of $105.1 million maturing in 2007 and  convertible subordinated notes, outside of China, with a principal balance of $274.6 million that matures in March 2008. On January 9, 2007 and July 26, 2007 the Company and the holders of the convertible subordinated notes entered into two agreements to prevent covenant defaults occurring from the Company’s inability to timely file required periodic reports containing financial statements with the SEC.  For additional information regarding these agreements, see Note 25.  As a result of these agreements, convertible subordinated notes accrued interest at a rate of 7.625% per annum as of January 9, 2007 and the interest rate increased to 10.875% effective as of July 26, 2007.  On October 15, 2007, the Company received an additional notice of default from the Trustee asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the Notes.  The specific purported defaults referred to in the notice of default were (i) the Company’s failure to file with the SEC and provide copies to the Trustee of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and (ii) the Company’s failure to deliver to the Trustee its officer’s certificate of compliance required by the Indenture.  The notice of default provides that the Company has 60 consecutive days from October 15, 2007 to cure the purported defaults before such defaults would constitute an “Event of Default” under the Indenture.  The Company filed its Q1 2007 Form 10-Q on October 17, 2007, and with the filing of this Q2 2007 Form 10-Q, the Company is now current with all its periodic filings with the SEC.

The Company’s cash and short-term investments aggregated $527.6 million (of which $415.5 million are held in China) at June 30, 2007.

Credit facilities in China at June 30, 2007 totaled $702.8 million, with $358.6 million of this amount available for working capital purposes, of which the Company had drawn $105.1 million in outstanding borrowings, and $344.2 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007, and the Company believes that based upon its recent financial performance and financial position its lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, the Company believes the amounts of credit its lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements for the three and six months ended June 30, 2006 included herein have been restated.  The reasons for the restatement are discussed below.

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

•                  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at the sales offices contained post contract support obligations to recognize revenue and cost of net sales over estimated period of post contract support; and

•                  concluded that as a result of this undelivered post contract support obligation the Company’s previously issued financial statements should be restated to defer system sales contract revenue and the related cost of net sales over the estimated period of post contract support when a contract contained unspecified software upgrade rights.

The Audit Committee concurred with management’s decisions.

The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

	Net sales	Gross profit	Net income
Year ended December 31,
2000	$(12,408)	$(5,294)	$(4,781)
2001	(17,154)	(6,330)	(5,779)
2002	(64,732)	(22,924)	(19,697)
2003	(21,060)	(8,014)	(6,382)
Totals through December 31, 2003	(115,354)	(42,562)	(36,639)
2004	(104,965)	(27,241)	(18,594)
2005	(58,232)	(27,863)	(42,433)
2000 - 2005 Total	$(278,551)	$(97,666)	$(97,666)

Three months ended March 31, 2006	5,410	1,360	1,360
Three months ended June 30, 2006	2,379	(371)	(371)
Six months ended June 30, 2006	7,789	989	989
	$(270,762)	$(96,677)	$(96,677)

In our consolidated balance sheet at June 30, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $37.6 million is classified as current and $227.2 million as non-current, and the related net reduction in cost of net sales of $169.7 million is accounted for as deferred costs. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.   Due to this restatement, we increased (decreased) net sales, gross profit, and net income (in thousands) for the three and six month period ended June 30, 2006 as follows: $2,379, ($371) and ($371), respectively, and $7,789, $989 and $989, respectively.

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

During the Review Period, the Company granted stock options on approximately 34 million shares of the Company’s common stock at 197 grant dates. The review specifically examined the appropriateness of the stated grant date for approximately 90% of the stock options granted, including all stock option grants made to directors and officers, all broadbase options and all option grants made in connection with business acquisitions. The review included an extensive examination of the Company’s historical stock option practices — including information from stock option administration, human resource, legal, and accounting department files and records as well as from e-mail communications, an electronic database of the Company’s stock option activity maintained by a third party, and information stored in Company hard drives and back-up tapes. The Review Team also conducted interviews of individuals involved with the granting, advising, administering, or accounting for stock options, including current and former: management, members of the Board of Directors, employees, and non-employee professionals.

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

•                  for certain grants where Compensation Committee approval was not considered perfunctory, the date a UWC document was sent to Compensation Committee members for approval was used as the stated grant date for some discretionary officer and director grants rather than the date the UWC was signed by all Compensation Committee members and therefore became effective; and

•                  the Stock Option Review Team was unable to locate contemporaneous documentation of some director and officer, broadbase, new hire, and other merit grants.

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

	Reduction (increase) in net income from
	Non-cash stock compensation	Payroll taxes	Income taxes	Net income
Year ended December 31,
1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000-2005 Total	25,550	1,501	(992)	(26,059)

Three months ended March 31, 2006	662	9	—	(671)
Three months ended June 30, 3006	504	6	—	(510)
Six months ended June 30, 2006	1,166	15	—	(1,181)
	$26,716	$1,516	$(992)	$(27,240)

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

Restatement and Impact on Financial Statements

The following table presents the decrease in net income, by year, as a result of restating for the results of the China sales investigation and the historical stock option accounting review:

	Net income (loss),	Restatement adjustments
	as previously reported	China Sales	Stock Options	Total	Net income (loss), as restated
		(in thousands)
		(Decrease) Increase
Year ended December 31,
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002		(19,697)	(6,560)	(26,257)
2003		(6,382)	(11,089)	(17,471)
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)

Three months ended June 30, 2006	$(21,443)	(371)	(510)	(881)	$(22,324)
Six months ended June 30, 2006	$(32,078)	989	(1,181)	(192)	$(32,270)

The cumulative effect of the restatements at December 31, 2003 was an increase to additional paid-in capital and deferred stock-based compensation of $26.0 million from $646.7 million to $672.7 million, and a decrease in retained earnings of $59.5 million from $237.4 million to $177.9 million, and a decrease in total stockholders’ equity of $33.5 million from $887.7 million to $854.2 million.

Other Changes

In restating the previously issued financial statements for the investigations discussed above, we also corrected other previously reported amounts. We corrected the reporting of  net sales to certain third party resellers and associated cost of net sales for the three and six months ended June 30, 2006 to classify these amounts as related party net sales and related party cost of net sales classifications of $4.2 million and $3.0 million, respectively, and $12.9 million and $4.8 million, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the June 30, 2006 consolidated balance sheet.   The Company also corrected our reporting of $6.2 million of time deposits at June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in the balance sheet and in the statement of cash flows for the June 2006 reporting period.

Restated Financial Information

The following tables summarize the impact of the restatement adjustments on the condensed consolidated statement of operations for the three and six months ended June 30, 2006 and the condensed consolidated statement of cash flows for the six months ended June 30, 2006:

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share amounts)

	Three months ended June 30, 2006			Six months ended June 30, 2006
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Net sales
Unrelated party	$515,733	$(1,836)	$513,897	$1,076,094	$(5,160)	$1,070,934
Related party	33,413	4,215	37,628	69,623	12,949	82,572
	549,146	2,379	551,525	1,145,717	7,789	1,153,506
Cost of net sales
Unrelated party	414,364	(252)	414,112	873,744	1,953	875,697
Related party	25,496	2,967	28,463	40,233	4,835	45,068
Gross profit	109,286	(336)	108,950	231,740	1,001	232,741
Operating expenses:
Selling, general and administrative	82,423	685	83,108	165,593	1,240	166,833
Research and development	46,743	(140)	46,603	93,052	(47)	93,005
In-process research and development	4,821	—	4,821	9,746	—	9,746
Total operating expenses	133,987	545	134,532	268,391	1,193	269,584

Operating loss	(24,701)	(881)	(25,582)	(36,651)	(192)	(36,843)

Interest income	3,947	—	3,947	7,479	—	7,479
Interest expense	(3,166)	—	(3,166)	(6,667)	—	(6,667)
Other income, net	6,887	—	6,887	10,454	—	10,454
Income before income taxes and minority interest	(17,033)	(881)	(17,914)	(25,385)	(192)	(25,577)
Income tax expense	(4,669)	—	(4,669)	(7,508)	—	(7,508)
Minority interest in losses of consolidated subsidiaries	259	—	259	815	—	815
Net loss	$(21,443)	$(881)	$(22,324)	$(32,078)	$(192)	$(32,270)

Earnings per share - Basic and diluted	$(0.18)	$(0.01)	$(0.19)	$(0.27)	$—	$(0.27)

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30, 2006
	As previously reported	Total adjustments	As restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,078)	$(192)	$(32,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,653	—	34,653
Loss on sale and disposal of assets	2,169	—	2,169
Stock-based compensation expense	8,769	(1,227)	7,542
Provision for doubtful accounts	3,133	—	3,133
Provision for deferred costs	5,978	—	5,978
Other	(2,930)	2,393	(537)
Changes in operating assets and liabilities:
Accounts receivable	97,596	—	97,596
Inventories	(36,916)	—	(36,916)
Deferred costs	(13,677)	6,824	(6,853)
Other assets	(7,784)	—	(7,784)
Accounts payable	39,693	—	39,693
Income taxes payable	3,438	—	3,438
Customer advances	69,280	—	69,280
Deferred revenue	(2,699)	(7,813)	(10,512)
Other current liabilities	(89,469)	15	(89,454)
Net cash provided by operating activities	79,156	—	79,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,288)	—	(12,288)
Investment in affiliates, net of cash acquired	(302)	—	(302)
Proceeds from sale of semiconductor design assets	19,965	—	19,965
Change in restricted cash and long-term investments	(19,994)	—	(19,994)
Purchase of short-term investments	(21,810)	(6,222)	(28,032)
Proceeds from sale of short-term investments	25,588	—	25,588
Other	1,672	—	1,672
Net cash used in investing activities	(7,169)	(6,222)	(13,391)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing	62,545	—	62,545
Payments on borrowings	(140,053)	—	(140,053)
Other	1,967	—	1,967
Net cash used in financing activities	(75,541)	—	(75,541)
Effect of exchange rate changes on cash and cash equivalents	5,257	(32)	5,225
Net increase (decrease) in cash and cash equivalents	1,703	(6,254)	(4,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	645,571	—	645,571
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$647,274	$(6,254)	$641,020

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

                Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2 “Software Revenue Recognition,” as amended, and EITF No. 03-05 “Applicability of SOP 97-2 to Non-Software Deliverables Containing More Than Incidental Software.” The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence (“VSOE”). VSOE of fair value of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established.  In some cases the Company has agreed to give software upgrade rights on a “when and if made available” basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract.  This additional contract obligation is an element of “post contract support.”  The Company has not established VSOE for such contract element.  Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided.  The expected period of support is generally the term of the contract.  In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. The Company reviews assumptions regarding the estimated post contract support periods on a regular basis.  If the Company determines that it is necessary to revise the Company’s estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected.  However, to the extent the new assumptions regarding the post contract support periods were different than original assumptions, the contract revenues would be recognized over the remaining expected period of support.

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

                Because of the nature of doing business in China and other emerging markets, the Company’s billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue. Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue.  The Company had current deferred revenue of $96.4 million and $95.7 million, and long-term deferred revenue of $244.0 million and $261.0 million, at June 30, 2007 and December 31, 2006, respectively.

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

Stock-Based Compensation

                Prior to January 1, 2006, the Company accounted for share-based payment awards under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”), and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”)  In accordance with APB 25, non-cash compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date, based on the difference between the exercise price and the market price.  The expense was recognized ratably over the associated service period, which was generally the option vesting term.

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

In 2006, due to developments in its business, the Company determined that earnings from certain subsidiaries were not permanently reinvested outside the United States. The Company provides U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States. Under APB 23 “Accounting for Income Taxes—Special Areas,” deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings could be deemed to be permanently reinvested outside the United States. Prior to 2006, the Company had not provided for U.S. tax on any foreign unremitted earnings because the Company did not intend to repatriate such earnings.

As described in Note 21, effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”

NOTE 4 - STOCK-BASED COMPENSATION

                The Company has granted restricted stock awards to its employees under the 1997 and 2006 Plans.  Such awards generally vest over a period of one to four years from the date of grant.  The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding.  On February 28, 2006, the Company granted rights to purchase 301,133 shares of restricted stock to executive officers of the Company which were allowed to lapse unexercised in March 2006.  In their place, on February 1, 2007, the Compensation Committee of the Board of Directors of the Company (“Committee”) determined that certain executive officers, based on their level of performance during the Company’s 2006 fiscal year, were eligible to receive 203,000 shares of common stock in the aggregate (“Performance Stock”).  The Committee’s determination is subject to compliance with applicable law, and the Committee will issue the Performance Stock after the Company is in compliance with all SEC reporting requirements.  The Performance Stock was included in the Company’s computation of stock-based compensation expense and was zero and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

In addition, on February 28, 2006, the Committee granted 602,267 performance options under the 1997 and 2006 Plans.  On February 1, 2007, the Committee determined, based on each executive officer’s level of performance during the Company’s 2006 fiscal year, that 406,000 shares underlying the performance options vested as of February 28, 2007.  Each performance option has an exercise price of $6.25 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the date of grant, February 28, 2006.  The 196,267 performance options not declared vested by the Committee were cancelled and returned to the Company.  The performance options are included in the Company’s computation of stock-based compensation expense and was zero and $0.6 million for the three months ended June 30, 2007 and 2006, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2007 and 2006, respectively.

Upon shareholder approval of the 2006 Plan in July 2006, the Company terminated the 1997 Plan.  No additional grants have been made from the 1997 Plan since that time.

                The total stock-based compensation cost recognized in the condensed consolidated statement of operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)
Stock-based compensation expense by type of award
Employee stock options and purchase plan	$1,600	$4,086	$3,219	$8,129
Restricted stock	584	1,031	1,720	1,806
Forfeitures related to disposal of a component of a business	—	—	—	(2,393)
Total	$2,184	$5,117	$4,939	$7,542

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

                The following is a summary of the calculation of basic and diluted EPS:

	Three months ended June 30, ,		Six months ended June 30
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands except per share data)
Numerator
Net loss for basic EPS computation	$(61,707)	$(22,324)	$(115,690)	$(32,270)
Effect of dilutive securities - convertible subordinated notes	—	—	—	—
Net loss adjusted for dilutive securities	$(61,707)	$(22,324)	$(115,690)	$(32,270)

Denominator
Shares used to compute basic EPS	120,982	120,608	120,941	120,604
Dilutive common stock equivalent shares	—	—	—	—
Shares used to compute diluted EPS	120,982	120,608	120,941	120,604

Loss per share - basic and diluted	$(0.51)	$(0.19)	$(0.96)	$(0.27)

For the three and six months ended June 30, 2007 and 2006, no potential common shares were dilutive because of the net loss in each of these periods, and basic and dilutive EPS are the same.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Stock options	18,302	22,867	18,812	22,867
Conversion of convertible subordinated notes	11,543	11,543	11,543	11,543
Unvested restricted shares	516	816	575	699
	30,361	35,226	30,930	35,109

NOTE 6 - COMPREHENSIVE LOSS

                The reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Comprehensive income
Net loss	$(61,707)	$(22,324)	$(115,690)	$(32,270)
Unrealized gain (loss) on investments	52,141	(21)	48,271	2
Foreign currency translation	7,241	1,499	11,908	3,265
Total comprehensive loss	$(2,325)	$(20,846)	$(55,511)	$(29,003)

NOTE 7 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

                Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at June 30, 2007 or December 31, 2006. Short-term investments, consisting entirely of available-for-sale securities, were $18.2 million and $9.5 million at June 30, 2007 and December 31, 2006, respectively. The available-for-sale securities currently consist of bank time deposits, but can consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of other comprehensive income. Realized gains and losses are reported in earnings.

                The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes sold during the three and six months ended June 30, 2007 and 2006.

NOTE 8 - RESTRICTED CASH AND INVESTMENTS

                At June 30, 2007 the Company had short-term restricted cash and investments of $9.8 million and long-term restricted cash of $16.7 million included in other long-term assets. At December 31, 2006 the Company had short-term restricted cash and investments of $16.7 million and long-term restricted cash of $16.5 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 9 - ACCOUNTS AND NOTES RECEIVABLE

                The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business.  The notes are typically non-interest bearing, with maturity dates between three and six months.  Bank notes are included in short-term investments.  Commercial notes receivable available for sale were $4.1 million and $5.1 million at June 30, 2007 and December 31, 2006, respectively.  The Company may discount these notes with banking institutions in China.  A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows.  Any notes that have been sold are not included in the Company’s consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”), have been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received.  There were no notes receivable sold during the three and six months ended June 30, 2007 and 2006.

                In August 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement.  The Agreement contains provisions customary in transactions of this nature including certain commitment fees.  During the three and six months ended June 30, 2007, no receivables have been sold pursuant to provisions of the Agreement.  In March 2007, the Agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the commercial bank, with no associated commitment fees

NOTE 10 - INVENTORIES

                As of June 30, 2007 and December 31, 2006, total inventories consisted of the following:

	June 30,	December 31,
	2007	2006
	(in thousands)
Inventories
Raw materials	$46,074	$72,230
Work-in-process	40,338	43,542
Finished goods under Company control	379,810	324,673
Total inventories	$466,222	$440,445

NOTE 11 - GOODWILL AND INTANGIBLE ASSETS

                As of June 30, 2007 and December 31, 2006, goodwill was $3.1 million, the entire amount of which was allocated to the services operating segment. As of June 30, 2007 and December 31, 2006, intangible assets consisted of the following:

	June 30, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(in thousands )
Amortized intangible assets:
Existing technology	$39,530	$(30,833)	$8,697	$39,530	$(27,824)	$11,706
Customer relationships	57,220	(21,610)	35,610	57,220	(18,544)	38,676
Trade names	4,940	(4,496)	444	4,940	(3,829)	1,111
Non-compete agreement	10,800	(7,200)	3,600	10,800	(5,850)	4,950
	$112,490	$(64,139)	$48,351	$112,490	$(56,047)	$56,443

Amortization expense was $4.0 million and $4.8 million for the three months ended June 30, 2007 and 2006, respectively, and was $8.1 million and $9.7 million for the six months ended June 30, 2007 and 2006, respectively. The estimated aggregate amortization expense for intangibles for the remainder of 2007 and each of the next four years and thereafter is as follows:

June 30, 2007
(in thousands)
Amortization expense
Remainder of 2007	$7,869
2008	12,745
2009	6,874
2010	5,132
2011	5,132
Thereafter	10,599
Total	$48,351

NOTE 12 - LONG-TERM INVESTMENT

	June 30,	December 31,
	2007	2006
	(in thousands)
Long-term investments
Gemdale Company, Ltd.	$62,171	$32,781
Global Asia Partners L.P.	2,067	1,700
Fiberxon, Ltd.	3,000	3,000
ImmenStar, Inc.	—	2,000
Cortina Systems, Inc.	3,013	—
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
Infinera	19,747	1,902
Others	107	124
Total	$96,407	$47,809

Gemdale

Gemdale Co., Ltd.  (“Gemdale”) is a real estate company that invests and develops properties in China, primarily in Shanghai, Beijing, Shenzhen and Wuhan.  As of June 30, 2007 the Company had a 2% ownership interest in Gemdale.  The investment is classified as equity securities available-for-sale and recorded at fair value.  An unrealized gain on the investment and related receivable totaling $63.1 million was recorded in accumulated other comprehensive income as of June 30, 2007.

Global Asia Partners L.P.

                Global Asia Partners L.P. (“GAP”) is a venture capital fund formed to make private equity investments in private and pre-IPO technology and telecommunications companies in Asia.  As of June 30, 2007, the Company owned 49% of the funds outstanding partnership units.  In the second quarter of 2007, the Company and the other limited partner decided to liquidate the partnership, and sell certain investments held by GAP.  Earnings in the equity interest in GAP were $0.4 million that resulted in an increase to the Company’s investment in GAP at June 30, 2007, and to other income (expense), net, for the three and six months ended June 30, 2007.

Infinera

                On June 7, 2007, Infinera Corporation (“Infinera”) closed on its initial public offering of 14,000,000 shares of common stock at a price of $13.00 per share. Infinera also announced that the underwriters of the offering exercised in full their option to purchase an additional 2,100,000 shares of Infinera common stock, bringing the total initial public offering size to $209.3 million.  After the initial public offering, the Company was entitled to convert its 669,643 shares of Series D and 2,500,000 shares of Series E Preferred Stock into 792,410 shares of Infinera’s common stock; subject to Rule 144 trading restrictions and 180 days lock up period starting June 2007 through December 2007.

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

Cellon International Holdings Corporation

In the fourth quarter of 2006, the Company recorded a $13.5 million other-than-temporary impairment charge to write down the Company’s investment in Cellon International Holdings Corporation (“Cellon”), and further recorded a write down of a prepaid royalty balance of $3.0 million related to Cellon.  Based on the deterioration of Cellon’s financial condition, the Company determined that the carrying value of the investment was at an amount above the fair value of the investment, and the decline was other-than temporary.  On June 18, 2007, Cellon’s shareholders passed a resolution approving the voluntary liquidation of Cellon.

Cortina / ImmenStar

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

NOTE 13 - DEBT

                The following represents the outstanding borrowings at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(in thousands)
Debt
Bank loans	$105,098	$102,510
Capital lease obligations, at 4.7%-10.0%, due through 2011	697	809
Convertible subordinated notes, due March 1, 2008	274,600	274,600
Total debt	380,395	377,919
Long-term debt	460	275,161
Short-term debt	$379,935	$102,758

                At June 30, 2007, the Company had loans with various banks totaling $105.1 million with interest rates ranging from 5.51 % to 5.75 % per annum. These bank loans that are denominated in Chinese Renminbi mature during 2007 and the first quarter of 2008, and are included in short-term debt. There are no significant covenants associated with these loans.

The Company also had available credit facilities in China at June 30, 2007 totaling $702.8 million, of which $358.6 million was available for working capital purposes. The Company had drawn $105.1 million in outstanding borrowings as of June 30, 2007, and $344.2 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in 2007.

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

                The Company recorded these instruments at cost, and their carrying value at June 30, 2007 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

On November 15, 2006, the Company received a notice asserting that its failure to timely file its Quarterly Report on Form 10-Q for the period ended September 30, 2006 had caused a default under the Indenture, which if not cured within 60 days, would cause an event of default. The Company solicited and obtained the requisite consents from holders of the convertible subordinated notes due March 2008 to a waiver effective January 9, 2007 of any default which may have occurred prior to such date due to the delay in filing and non-compliance with certain covenants, and the Company and the Trustee entered into a First Supplemental Indenture, dated January 9, 2007, providing that any failure by the Company to comply with certain covenants of the original indenture would not result in a default or an event of default through May 31, 2007. The First Supplemental Indenture provided for additional interest at a rate of 6.75% per annum in special interest on the notes from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. Payments of the special interest were to be made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes accrued interest at a rate of 7.625% per annum as of January 9, 2007.

On May 31, 2007, the Company received a notice of default for the convertible subordinated asserting that a default had occurred under the indenture, as amended by the First Supplemental Indenture (“the Indenture”) with respect to the Company’s convertible subordinated notes due in March 2008.  The specific purported defaults referred to in the notice of default were (1) the Company’s failure to file its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, its annual report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and (2) the Company’s failure to deliver to the Trustee the officer’s certificate of compliance of the Company required by the Indenture. For information regarding the subsequent solicitation of consents from the holders of the notes, the related amendments to the indenture governing the notes and the Company’s receipt of a notice of default on October 15, 2007, see Note 25 entitled “Subsequent Events” below.

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

                Warranty obligations, included in other current liabilities, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning of period	$57,311	$68,702	$63,900	$76,719
Accruals for warranties issued during the period	7,769	2,821	11,066	11,770
Settlements made during the period	(11,464)	(7,415)	(21,350)	(24,381)
Balance at end of period	$53,616	$64,108	$53,616	$64,108

During 2005, the Company recorded a special warranty charge for equipment sold to Softbank during 2003 and 2004. Since the agreement to repair these parts exceeds the Company’s normal warranty terms the Company recorded special warranty charges of $11.7 million for certain asynchronous digital subscriber line (“ADSL”) products, $4.0 million primarily for multi-service optical transport product (“NetRing™”) equipment and $14.9 million for Gigabit Ethernet Passive Optical Network (“GEPON”) equipment. The special warranty balance was $10.3 million and $18.9 million at June 30, 2007 and 2006, respectively, and is included in the above amounts. All of these products are in the Broadband Infrastructure segment.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases

                The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013. The minimum future lease payments under the leases at June 30, 2007 were as follows:

June 30,
2007
Lease commitments	(in thousands)
1 year	$14,306
2 year	9,921
3 year	5,855
4 year	1,141
5 year and after	1,204
Total minimum lease payments	$32,427

                Rent expense for the three and six months ended June 30, 2007 was $4.7 million and $9.5 million, respectively. Rent expense for the three and six months ended June 30, 2006 was $4.9 million and $10.1 million, respectively.

Contractual obligations and commercial commitments:

                As of June 30, 2007 the Company’s obligations under contractual obligations and commercial commitments are as follows:

	June 30, 2007
	Payments due by period
		Less than
	Total	1 year	1-3 years	3-5 years
Obligations	(in thousands )
Bank loans	$105,098	$105,098	$—	$—
Convertible subordinated notes	$274,600	$274,600	$—	$—
Interest payable on debt	$21,730	$21,730	$—	$—
Letters of credit	$43,012	$26,284	$16,728	$—
Long-term purchase obligations	$7,752	$1,145	$6,607	$—

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

Long-term purchase obligations

                At June 30, 2007, long-term purchase obligations include non-cancelable agreements to purchase components, primarily in connection with last time buy agreements. As of June 30, 2007, total commitments under these agreements were approximately $7.8 million. Additionally, the Company has agreed to purchase global data services from Verizon Communications, Inc. (“Verizon”). At June 30, 2007, the remaining commitment to Verizon under this agreement is approximately $0.4 million. In connection with the sale of assets to Marvell Technology Group Ltd (“Marvell”), the Company has agreed to purchase from Marvell certain chipsets that will be included in the Company’s PAS handsets through 2011. These chipsets will be included in certain handset products designed and manufactured by the Company.

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

Income Tax Obligations

                Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As of June 30, 2007, the Company had $74.0 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $7.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $66.9 million. The Company is not updating the disclosures in its contractual obligations and commercial commitments table because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

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

Passave Litigation

In November 2005, the Company filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. (“Passave”) for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave’s wholly-owned subsidiary) to the Company. The Company’s complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to the Company. The parties entered into a settlement agreement in favor of the Company, dated August 7, 2007, and have since dismissed all claims with prejudice.

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

                Summarized below are the Company’s segment sales revenue and gross profit for the three and six months ended June 30, 2007 and 2006, respectively.

	Three months ended June 30,				Six months ended June 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
			(As restated)				(As restated)
	(in thousands )				(in thousands )
Net Sales by Segment
Broadband Infrastructure	$39,383	7%	$44,769	8%	$70,605	7%	$102,020	9%
Wireless Infrastructure	63,091	12%	115,965	21%	132,970	13%	221,698	19%
Network Solutions	102,474	19%	160,734	29%	203,575	20%	323,718	28%
PCD	357,797	66%	266,247	49%	646,127	64%	589,242	51%
Handsets	62,177	12%	107,069	19%	131,896	13%	206,103	18%
Service	15,797	3%	17,475	3%	32,548	3%	34,443	3%
	$538,245	100%	$551,525	100%	$1,014,146	100%	$1,153,506	100%

	Three months ended June 30,				Six months ended June 30,
		Gross		Gross		Gross		Gross
	2007	Profit %	2006	Profit %	2007	Profit %	2006	Profit %
			(As restated)				(As restated)
	(in thousands )				(in thousands )
Gross profit by Segment
Broadband Infrastructure	$8,946	23%	$4,889	11%	$13,947	20%	$27,975	27%
Wireless Infrastructure	28,572	45%	53,857	46%	52,837	40%	104,618	47%
Network Solutions	37,518	37%	58,746	37%	66,784	33%	132,593	41%
PCD	15,922	4%	12,321	5%	32,767	5%	26,710	5%
Handsets	22,396	36%	32,896	31%	47,443	36%	64,509	31%
Service	3,894	25%	4,987	29%	8,020	25%	8,929	26%
	$79,730	15%	$108,950	20%	$155,014	15%	$232,741	20%

                Assets by segment are as follows:

	June 30,	December 31,
	2007	2006
	(in thousands )
Long-lived assets
Broadband Infrastructure	$43,200	$43,157
Wireless Infrastructure	79,771	79,691
Network Solutions	122,971	122,848
PCD	1,884	2,377
Handsets	43,640	43,596
Service	44,378	44,334
	$212,873	$213,155

	June 30,	December 31,
	2007	2006
	(in thousands )
Total assets
Broadband Infrastructure	$580,505	$438,190
Wireless Infrastructure	794,890	909,450
Network Solutions	1,375,395	1,347,640
PCD	320,536	414,295
Handsets	424,887	505,693
Service	98,255	106,322
	$2,219,073	$2,373,950

                Net sales are attributed to a geographical area based upon the location of the customer. Net sales data by geographical area are as follows:

	Three months ended June 30,				Six months ended June 30,
	% of net	% of net		% of net		% of net		% of net
	2007	sales	2006	sales	2007	sales	2006	sales
			(As restated)				(As restated)
Net sales by region	(in thousands )				(in thousands )
United States	$361,334	67%	$266,352	48%	$654,502	65%	$596,116	52%
China	129,222	24%	205,316	37%	265,956	26%	405,126	35%
Japan	20,523	4%	38,071	7%	34,838	3%	85,731	7%
Other	27,166	5%	41,786	8%	58,850	6%	66,533	6%
Total net sales	$538,245	100%	$551,525	100%	$1,014,146	100%	$1,153,506	100%

                Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	June 30,	December 31,
	2007	2006
Long-lived assets	(in thousands )
U.S.	$15,989	$14,354
China	189,902	191,517
Other	6,982	7,284
Total long-lived assets	$212,873	$213,155

NOTE 17 - TRANSACTIONS WITH RELATED PARTIES AND CERTAIN INVESTEES

                The following is a summary of the Company’s transactions with related parties and other investees:

	Three months ended June 30,		Six months ended June 30,
	Net sales		Net sales
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Softbank	$15,383	$36,027	$26,918	$79,053
Japan Telecom, Ltd	4,848	1,466	6,429	3,256
Total Softbank and affiliates	20,231	37,493	33,347	82,309
Xalted Networks, Inc.	224	—	224	—
ORG, Inc.	429	135	641	263
Total	$20,884	$37,628	$34,212	$82,572

	Accounts receivable		Accounts payable
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
	(in thousands)
Softbank and affiliates	$26,194	$29,941	$582	$535
MDC Holding, Ltd.	1,103	1,300	—	—
Fiberxon, Ltd.	10	44	1,320	368
ORG, Inc.	—	1,025	—	—
GCT Semiconductor, Inc.	—	—	49	1,051
Acoustek Int'l, Inc.	—	—	51	51
Cortina/Immenstar	—	—	18	345
Other	28	8	7	50
Total	$27,335	$32,318	$2,027	$2,400

	Three months ended June 30,		Six months ended June 30,
	Purchases		Purchases
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Softbank and affiliates	$1,015	$—	$1,499	$—
Fiberxon, Ltd.	1,812	72	3,615	406
GCT Semiconductor, Inc.	576	2,089	1,753	4,374
Cortina/Immenstar	1,389	526	1,402	543
Audiovox Comm. Corp	353	481	758	715
Total	$5,145	$3,168	$9,027	$6,038

Softbank and affiliates

                The Company recognized revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. Included in revenue for the six months ended June 30, 2006 are fees of $17.0 million and $10.1 million charged for the cancellation of orders for broadband infrastructure products, and wireless infrastructure products, respectively.

                Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of June 30, 2007, the Company’s customer advance balance related to Softbank agreements was $2.3 million compared to no balance as of December 31, 2006. The current deferred revenue balance related to Softbank was $9.8 million and $11.6 million as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, the Company’s noncurrent deferred revenue balance related to Softbank was $9.3 million compared to $11.5 million as of December 31, 2006.

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

On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of Softbank. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company’s loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period. During the three months ended June 30, 2007 and 2006, the Company recorded zero and $0.2 million, respectively, in interest income with respect to this loan. During the six months ended June 30, 2007 and 2006 the Company recorded an immaterial amount and $0.4 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled during the first quarter of 2007 and therefore was a zero balance as of June 30, 2007 compared to a balance of approximately $1.0 million as of December 31, 2006, which was included in prepaid and other current assets.

                As of June 30, 2007, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

ORG, Inc.

                The Company has a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc., a reseller of infrastructure equipment for broadband access. In January 2005, the Company entered into a reseller agreement with ORG, Inc., which was terminated in August 2006; however an immaterial amount of revenue for pre-August 2006 deliveries was recognized in the three and six months ended June 30, 2007.

MDC Holding, Ltd.

The Company has an outstanding accounts receivable balance with MDC Holding, Ltd. (“MDC”) related to a PAS system purchase. Certain employees of the Company were shareholders of MDC as of June 30, 2007.  MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

Fiberxon, Ltd.

                The Company has an outstanding purchase commitment of $0.7 million as of June 30, 2007 with Fiberxon, Ltd. (“Fiberxon”) in which the Company has a 7% ownership interest, to purchase component parts for optical networking products. The Company had purchases from Fiberxon of  $1.8 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively; and $3.6 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively. For information regarding Fiberxon’s merger see Note 25.

GCT Semiconductor, Inc.

                The Company has a 2% ownership interest in GCT Semiconductors, Inc., which designs, develops and markets integrated cost circuit products for the wireless communications industry.

Acoustek Int’l, Inc.

                The Company has obtained consulting services from Acoustek Int’l Inc. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, the Company’s former Senior Vice President and Chief Technology Officer. Mr. Huang’s employment with the Company terminated on December 31, 2006. The Company made no payments during the six months ended June 30, 2007 compared to $0.1 million for the same period in 2006 to Acoustek for consulting services.

Cortina / Immenstar

                The Company has an outstanding purchase commitment of $0.5 million as of June 30, 2007 with Cortina Systems, Inc, in which the Company has a 1.3% ownership interest on a fully diluted basis, to purchase chips that are used in the Company’s product.

Xalted Networks, Inc.

                The Company has received purchase orders from Xalted Networks (“Xalted”) totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by the Company to other customers. The Company is charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but revenue recognition process was not completed until the three months ended June 30, 2007.

NOTE 18 - RESTRUCTURING COSTS

                As of June 30, 2007 and December 31, 2006, the restructuring accrual, included within accrued liabilities in the condensed consolidated balance sheet, was approximately $17,000 and $122,000, respectively. The balance of the liability relates to non-cancelable lease payments for the New Jersey facility. The Company expects the remaining accrual to be paid by the third quarter of 2007.

NOTE 19 - OTHER INCOME (EXPENSE)

                The other income (expense) balances for the three and six months ended June 30, 2007 and 2006 are comprised of the following items:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Other income and expense	(in thousands)		(in thousands)
Foreign exchange gains (losses)	$(244)	$2,922	$814	$5,736
Chinese government financial subsidy	160	168	514	753
Dividend income	—	707	—	707
Gain of sale of assets	—	2,527	—	2,527
Gain on sale Immenstar investment	—	—	2,813	—
Earnings in equity interest in GAP	366	—	366	—
Other	(124)	563	(378)	731
Total	$158	$6,887	$4,129	$10,454

NOTE 20 - CREDIT RISK AND CONCENTRATION

                The following customers accounted for 10% or more of the Company’s net sales:

	Three months ended June 30,	Six months ended June 30,

	% of Net	% of Net
2007	Sales	Sales
Verizon	21%	19%
T-Mobile	19%	16%
Sprint Spectrum	10%	11%

2006
Verizon	9%	13%
Sprint Spectrum	7%	10%

At June 30, 2007, T-Mobile accounted for 15% of the Company’s accounts receivable and no customer accounted for 10%, or more, of accounts receivable at December 31, 2006.

Approximately 18% and 28% of the Company’s net sales during the three months ended June 30, 2007 and 2006, respectively,  and approximately 18 % and 27% of the Company’s net sales during the six months ended June 30, 2007 and 2006, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $135.5 million and $170.4 million, respectively, as of June 30, 2007 and December 31, 2006. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company had accounts receivable from the Jiangsu province of 11% at December 31, 2006.  The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 24% and 37% of the Company’s net sales during the three months ended June 30, 2007 and 2006, respectively,  and approximately 26 % and 35% of the Company’s net sales during the six months ended June 30, 2007 and 2006, respectively, were made in China.  Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 opening balance of retained earnings.  As of January 1, 2007, the Company had $69.9 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $6.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $63.5 million. The adoption resulted in a reclassification of tax liabilities totaling $6.4 million from current to non-current.  As of June 30, 2007, the Company’s liabilities for unrecognized tax benefits totaled $74.0 million and are included in other long-term liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $7.1 million. The total liabilities for unrecognized tax benefits and the increase for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $2.2 million as of January 1, 2007 and approximately $2.6 million as of June 30, 2007.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company’s income tax returns for the 2003, 2004, and 2005 tax years are currently under audit by the United States Internal Revenue Service. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company does not anticipate a significant change to the total amount of liabilities for unrecognized tax benefits within the next 12 months.

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

Income tax expense was $3.3 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively.  Income tax expense was $7.6 million and $7.5 million for the six months ended June 30, 2007 and 2006, respectively. There are two primary reasons why the Company has tax expense while the Company has pretax losses. First, the Company has not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 22 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.  SFAS 157 becomes effective for the Company on January 1, 2008.  Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.  The Company is currently evaluating the effects of SFAS 157 on its consolidated financial statements.

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

NOTE 23 - VARIABLE INTEREST ENTITY

The FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity (“VIE”), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology, and equipment to the emerging market for IPTV products in China.  The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty.  As a result of the foregoing, and the fact that the venture’s continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture.  Therefore, this venture is consolidated into the Company’s results as of June 30, 2007.  This VIE had insignificant revenue during the three and six months ended June 30, 2007 and 2006, and had net losses of $1.7 million and $3.2 million for the three and six months ended June 30, 2007, respectively, and had net losses of $0.7 million and $1.4 million for the three and six months ended June 30, 2006, respectively.  The consolidation of this VIE represented $20.7 million and $17.2 million of the total assets of the Company as of June 30, 2007 and December 31, 2006.  The liabilities of the VIE consolidated by the Company do not represent additional claims on the Company’s general assets; rather they represent claims against the specific assets of the VIE.  Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company’s general assets.  The creditors’ of the VIE do not have recourse to the Company thereby limiting the liability risks associated with the Company’s variable interests in the VIE.

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

NOTE 24 - SALE OF ASSETS

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

In connection with the sale of assets, the Company has entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of June 30, 2007, approximately $2.7 million has been amortized against cost of sales.

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

The Company filed its Annual Report on Form 10-K  for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 with the Securities and Exchange Commission on October 10, 2007.

On October 15, 2007, the Company received an additional notice of default asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the Notes.  The specific purported defaults referred to in the notice of default were (i) the Company’s failure to file with the SEC and provide copies to the Trustee of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and (ii) the Company’s failure to deliver to the Trustee the officer’s certificate of compliance of the Company required by the Indenture.  The notice of default provided that the Company has 60 consecutive days from October 15, 2007 (the “Demand Date”) to cure the purported defaults before such defaults would constitute an “Event of Default” under the Indenture.  The occurrence of an “Event of Default” under the Indenture would afford the Trustee or holders of not less than 25% in aggregate principal amount of outstanding Notes the right to declare the full principal amount of all outstanding Notes to be immediately due and payable. As of the date of the filing of this Form 10-Q for the quarter ended June 30, 2007, the Company has filed all required reports with the SEC prior to the Demand Date set forth in the October 15th notice of default, and, as a result, believes that no Event of Default under the Indenture occurred.

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

Summary

In July 2007, the Company announced the Audit Committee of the our Board of Directors (“Audit Committee”) was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee’s investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company’s Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon. In this Quarterly Report we have corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been and have restated the financial statements for the three and six months ended June 30, 2006. The net effects for the three and six months ended June 30, 2006 were to recognize previously deferred revenue and an increase (decrease) of gross profit of $2.4 million and ($0.4) million, respectively, and $7.8 million and $1.0 million, respectively.

We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors (“Governance Committee”). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders’ equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduced our previously reported operating results for this period. We have restated the financial statements for the three and six months ended June 30, 2006,  and during that period incremental stock compensation expense totaling $0.5 million and $1.2 million was recognized, respectively.

None of these restatements had any effect on any of our cash balances, however cash equivalents were reduced at June 30, 2006 due to the correction in classifications described below.

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

•                  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at our sales offices contained post contract support obligations to recognize revenue and cost of net sales over estimated period of post contract support; and

•                  concluded that as a result of the existence of this undelivered post contract support obligation our previously issued financial statements should be restated to defer system sales contract revenue and the related cost of net sales over the estimated period of post contract support when a contract contained unspecified software upgrade rights.

The Audit Committee concurred with management’s decisions.

The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

	Net sales	Gross profit	Net income

Year ended December 31,
2000	$(12,408)	$(5,294)	$(4,781)

2001	(17,154)	(6,330)	(5,779)

2002	(64,732)	(22,924)	(19,697)

2003	(21,060)	(8,014)	(6,382)

Totals through December 31, 2003	(115,354)	(42,562)	(36,639)

2004	(104,965)	(27,241)	(18,594)

2005	(58,232)	(27,863)	(42,433)

2000 - 2005 Total	$(278,551)	$(97,666)	$(97,666)

2006 quarter ended

March 31	5,410	1,360	1,360

June 30	2,379	(371)	(371)

Total China Sales Restatement	(270,762)	(96,677)	(96,677)

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

In our consolidated balance sheet at June 30, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $37.6 million is classified as current and $227.2 million as non-current, and the related net reduction in cost of net sales of $169.7 million is accounted for as deferred costs. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.   Due to this restatement, we increased(decreased) net sales, gross profit, and net income (in thousands) for the three and six month period ended June 30, 2006 as follows: $2,379, ($371) and ($371), respectively, and $7,789, $989 and $989, respectively.

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

•                  for certain grants where Compensation Committee approval was not considered perfunctory, the date a UWC document was sent to Compensation Committee members for approval was used as the stated grant date for some discretionary officer and director grants rather than the date the UWC was signed by all Compensation Committee members and therefore became effective; and

•                  the Stock Option Review Team was unable to locate contemporaneous documentation of some director and officer, broadbase, new hire, and other merit grants.

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

Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments (“SFAS 123(R)”). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We restated our unaudited condensed consolidated financial statement information for the first and second fiscal quarters of 2006,included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 (and as reflected in our results for the three and six months ended June 30, 2006 included in this Form 10-Q), to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee’s review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000 — 2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002-2005 with incorrect measurement dates were recalculated. We also recorded additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

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

The corrections for the stock option restatement were to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

	Non-cash stock
	compensation	Payroll taxes	Income taxes	Net income

Year ended December 31,
1998	$1,244	$—	$(448)	$(796)
1999	—	—	—	—
2000	556	—	(104)	(452)
2001	4,870	—	(942)	(3,928)
2002	8,110	—	(1,550)	(6,560)
2003	12,470	900	(2,281)	(11,089)
Totals through December 31, 2003	27,250	900	(5,325)	(22,825)
2004	(410)	541	250	(381)
2005	(1,290)	60	4,083	(2,853)
2000-2005 Total	25,550	1,501	(992)	(26,059)

2006 quarter ended
March 31	662	9	—	(671)
June 30	504	6	—	(510)
	$26,716	$1,516	$(992)	$(27,240)

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

The total effect of the stock option restatement and the amounts for 2006, as shown in the above table, have been reflected in the December 31, 2006 financial statements, as well as in the June 30, 2006 financial statements. As a result of this restatement, net loss increased by $0.5 million and $1.2 million for the three and six months ended June 30, 2006, respectively.

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

Summary of Restatement Amounts

                The following table presents the decrease in net earnings from the restatement for each restated year:

	Net income (loss), as previously reported	Restatement adjustments			Net income (loss), as restated
		China Sales	Stock Options	Total
		(in thousands)

		(Decrease) Increase

Year ended December 31,
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605
2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385
Totals through December 31, 2003		(36,639)	(22,825)	(59,464)
2004	$69,824	(18,594)	(381)	(18,975)	$50,849
2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)
2000 - 2005 Total		(97,666)	(26,059)	(123,725)

2006 quarter ended
March 31	$(10,635)	1,360	(671)	689	$(9,946)
June 30	$(21,443)	(371)	(510)	(881)	$(22,324)
		$(96,677)	$(27,240)	$(123,917)

The cumulative effect on stockholders’ equity at December 31, 2003 from the above corrections was as follows (in thousands):

Increase (decrease) in paid-in capital and deferred stock compensation:

Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)

Net increase in paid-in capital and deferred stock compensation	25,972

(Increase) decrease in accumulated deficit:

Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325

Net increase in accumulated deficit	(59,464)

Net decrease in stockholders' equity at December 31, 2003	$(33,492)

In restating the previously issued financial statements for the investigations discussed above, we also corrected other previously reported amounts. We corrected the reporting of  net sales to certain third party resellers and associated cost of net sales for the three and six months ended June 30, 2006 to classify these amounts as related party net sales and related party cost of net sales classifications of $4.2 million and $3.0 million, respectively, and $12.9 million and $4.8 million, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to a significant shareholder, SOFTBANK CORP. The classification of the accounts receivable from these sales was similarly changed to include them in accounts receivable from related parties in the June 30, 2006 consolidated balance sheet.   We also corrected our reporting of $6.2 million of time deposits at June 30, 2006 because they did not mature within three months. Formerly the time deposits had been reported in error as cash equivalents, but now these amounts are included in short-term investments in the balance sheet and in the statement of cash flows for the June 2006 reporting period.

ALL AMOUNTS IN THE FOLLOWING SECTIONS OF THIS MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, EXCEPT THOSE IDENTIFIED “AS PREVIOUSLY REPORTED” IN TABLES WITHIN THE QUARTERLY DATA (UNAUDITED), AS RESTATED CAPTION, REFLECT THE EFFECTS OF THE RESTATEMENT OF OUR FINANCIAL STATEMENTS TO CORRECT OUR REVENUE RECOGNITION FOR CERTAIN SALES CONTRACTS IN CHINA AND OUR HISTORICAL STOCK OPTION ACCOUNTING AND THE CORRECTION OF THE CLASSIFICATION OF A TIME DEPOSIT FROM CASH TO SHORT-TERM INVESTMENTS IN THE FIRST TWO QUARTERS OF 2006.

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

On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council (“Listing Council”) to review the April 17, 2007 decision of the Panel.  On May 14, 2007, the Listing Council called the Panel’s decision for review and stayed the Panel’s decision that required us to file our Q3 2006 Form 10-Q by May 14, 2007, and to file our 2006 Form 10-K by July 16, 2007.  On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements.

On October 9, 2007, we asked the NASDAQ Board of Directors (“NASDAQ Board”) to review the August 23, 2007 decision of the Listing Council.  On October 17, 2007, the NASDAQ Board called the Listing Council’s decision for review and stayed the Listing Council’s decision, which required us to file our delinquent periodic reports and restatements by October 22, 2007, pending further review by the NASDAQ Board.

On October 10, 2007, we filed our Q3 2006 10-Q and our 2006 Form 10-K, and on October 17, 2007 we filed our Q1 2007 Form 10-Q.  As of the date of the filing of this Q2 2007 Form 10-Q, we are current with all previously overdue SEC filings.

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

As of June 30, 2007, the Company was structured across four key operating units:

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

2.               Personal Communications Division: Our Personal Communications Division (“PCD”) markets, sells and supports handsets in markets other than China.  Most of our handset sales prior to 2006 were designed and built by other manufacturers, but beginning in 2006 and in the future, sales will include more of our UTStarcom branded products;

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

Our largest market for the six months ended June 30, 2007 and the year ended December 31, 2006 was the United States of America, representing 65% and 55% of sales, respectively. Prior to 2005, the majority of our sales were to service providers in China.

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

In connection with the sale of assets, we have entered into a supply agreement with Marvell to purchase chipsets for our handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years.  As of June 30, 2007, approximately $2.7 million has been amortized against cost of sales.

TRANSACTIONS WITH RELATED PARTIES AND OTHER INFORMATION

                The following is a summary of the Company’s transactions with related parties and other information:

	Three months ended June 30,		Six months ended June 30,
	Net sales		Net sales
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Softbank	$15,383	$36,027	$26,918	$79,053
Japan Telecom, Ltd	4,848	1,466	6,429	3,256
Total Softbank and affiliates	20,231	37,493	33,347	82,309
Xalted Networks, Inc.	224	—	224	—
ORG, Inc.	429	135	641	263
Total	$20,884	$37,628	$34,212	$82,572

	Accounts receivable		Accounts payable
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
	(in thousands)
Softbank and affiliates	$26,194	$29,941	$582	$535
MDC Holding, Ltd.	1,103	1,300	—	—
Fiberxon, Ltd.	10	44	1,320	368
ORG, Inc.	—	1,025	—	—
GCT Semiconductor, Inc.	—	—	49	1,051
Acoustek Int'l, Inc.	—	—	51	51
Cortina/Immenstar	—	—	18	345
Other	28	8	7	50
Total	$27,335	$32,318	$2,027	$2,400

	Three months ended June 30,		Six months ended June 30,
	Purchases		Purchases
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Softbank and affiliates	$1,015	$—	$1,499	$—
Fiberxon, Ltd.	1,812	72	3,615	406
GCT Semiconductor, Inc.	576	2,089	1,753	4,374
Cortina/Immenstar	1,389	526	1,402	543
Audiovox Comm. Corp	353	481	758	715
Total	$5,145	$3,168	$9,027	$6,038

Softbank and affiliates

                We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line (“ADSL”) coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical Network (“GEPON”) product as well as our multi-service optical transport product (“NetRing™”). In addition, the Company supports Softbank’s new IPTV, through sales of our RollingStream™ product. Included in revenue for the six months ended June 30, 2006 are fees of $17.0 million and $10.1 million charged for the cancellation of orders for broadband infrastructure and wireless infrastructure products, respectively.

                Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of June 30, 2007, our customer advance balance related to Softbank agreements was $2.3 million compared to no balance as of December 31, 2006.  The current deferred revenue balance related to Softbank was $9.8 million and $11.6 million as of June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007, our noncurrent deferred revenue balance related to Softbank was $9.3 million compared to $11.5 million as of December 31, 2006.

                During August 2004, we entered into several agreements with Japan Telecom Co., Ltd. (“JT”), a wholly owned subsidiary of Softbank. These agreements relate to the sale of iAN-8000 equipment with specified value and delivery dates, as well as an oral agreement which subsequently converted into specific service contracts to manage a sales promotional program for JT. We  have determined that the service activities revenue should be recorded net of expected promotional spending.

                On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC (“BB Modem”), an affiliate of Softbank. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period.  During the three months ended June 30, 2007 and 2006, we recorded zero and $0.2 million, respectively, in interest income with respect to this loan.  During the six months ended June 30, 2007 and 2006 we recorded an immaterial amount and $0.4 million, respectively, in interest income with respect to this loan.  The loan receivable was fully settled during the first quarter of 2007 and therefore a zero balance as of June 30, 2007 compared to a balance of approximately $1.0 million as of December 31, 2006 which was included in prepaid and other current assets.

As of June 30, 2007, Softbank beneficially owned approximately 12% of our outstanding stock.

ORG, Inc.

                We  have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc., a reseller of infrastructure equipment for broadband access.  In January 2005, we entered into a reseller agreement with ORG, Inc., which was terminated in August 2006; however an immaterial amount of revenue for pre-August 2006 deliveries was recognized in the three and six months ended June 30, 2007.

MDC Holding, Ltd.

We have an outstanding accounts receivable balance with MDC Holding, Ltd. (“MDC”) related to a PAS system purchase, in which certain employees of us were shareholders of MDC.  MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

Fiberxon, Ltd.

                We  have an outstanding purchase commitment of $0.7 million as of June 30, 2007 with Fiberxon, Ltd. (“Fiberxon”) in which we have a 7% ownership interest, to purchase component parts for optical networking products. We had purchases from Fiberxon of  $1.8 million and $0.1 million for the three months ended June 30, 2007 and 2006, respectively; and $3.6 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

On July 1, 2007, Fiberxon completed a merger with MRV Communications (“MRV”).  In exchange for our investment in Fiberxon, we will receive approximately $1.5 million in cash, 1.5 million shares of MRV common stock and deferred consideration of approximately $2.7 million.  The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger.  As a result of the merger, we recorded an investment in MRV of $4.5 million and a gain on the investment in Fiberxon of $2.9 million in the third quarter of 2007.

GCT Semiconductor, Inc.

                We have a 2% ownership interest in GCT Semiconductors, Inc., which designs, develops and markets integrated cost circuit products for the wireless communications industry.

Acoustek Int’l, Inc.

                We have obtained consulting services from Acoustek Int’l Inc. (“Acoustek”), which employed Minnie Huang, spouse of William Huang, our former Senior Vice President and Chief Technology Officer.  Mr. Huang’s employment with the Company terminated on December 31, 2006.  We made no payments during the six months ended June 30, 2007 compared to $0.1 million for the same period in 2006 to Acoustek for consulting services.

Cortina / Immenstar

                We have an outstanding purchase commitment of $0.5 million as of June 30, 2007 with Cortina Systems, Inc, in which the Company has a 1.3% ownership interest on a fully diluted basis, to purchase chips that are used in our product.

Xalted Networks, Inc.

                We received purchase orders from Xalted Networks (“Xalted”) totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by us to other customers. We are charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but the revenue recognition process was not completed until the period ending June 30, 2007, and as such the revenue was recognized in this quarter.

RESULTS OF OPERATIONS

                As mentioned in the Executive Summary, we manage our business based principally upon product families of four operating units, (i) Network Solutions, which includes the Broadband Infrastructure and Wireless Infrastructure reporting segments, (ii) PCD, (iii) Handsets, and (iv) Services. A summary of the financial results of each of the segments are as follows:

Net Sales

	Three months ended June 30,				Six months ended June 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
			(As restated)				(As restated)
	(in thousands)				(in thousands)
Net Sales by Segment
Broadband Infrastructure	$39,383	7%	$44,769	8%	$70,605	7%	$102,020	9%
Wireless Infrastructure	63,091	12%	115,965	21%	132,970	13%	221,698	19%
Network Solutions	102,474	19%	160,734	29%	203,575	20%	323,718	28%
PCD	357,797	66%	266,247	49%	646,127	64%	589,242	51%
Handsets	62,177	12%	107,069	19%	131,896	13%	206,103	18%
Service	15,797	3%	17,475	3%	32,548	3%	34,443	3%
Total Net Sales	$538,245	100%	$551,525	100%	$1,014,146	100%	$1,153,506	100%

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2007	sales	2006	sales	2007	sales	2006	sales
			(As restated)				(As restated)
	(in thousands )				(in thousands)
Net Sales by region
United States	$361,334	67%	$266,352	48%	$654,502	65%	$596,116	52%
China	129,222	24%	205,316	37%	265,956	26%	405,126	35%
Japan	20,523	4%	38,071	7%	34,838	3%	85,731	7%
Other	27,166	5%	41,786	8%	58,850	6%	66,533	6%
Total Net Sales	$538,245	100%	$551,525	100%	$1,014,146	100%	$1,153,506	100%

Three months ended June 30, 2007 and 2006

                Net sales decreased by 2% to $538.2 million during the quarter ended June 30, 2007 compared to the same period in 2006. The decrease is primarily due to a decrease in sales in the Network Solutions segment by 36% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Broadband Infrastructure net sales decreased by $5.4 million, or 12% during the three months ended June 30, 2007 compared to the same period in  2006.  Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.  Wireless net sales decreased by $52.9 million, or 46%, for the three months ended June 30, 2007 compared to the same period in 2006, mainly due to the continued weakening demand for our PAS products.  Handset sales declined by $44.9 million, or 42%, in the second quarter of 2007 due primarily to volume declines when compared to the second quarter of 2006.  As we have been experiencing in recent quarters, increased competition and lower net subscriber growth of PAS have resulted in lower demand for our handsets.  Net sales for our Services segment decreased 10% due to a decrease in revenue from external customers during the three months ended June 30, 2007 compared to the same period in 2006.

Net sales of PCD increased $91.6 million or 34% during the three months ended June 30, 2007 as compared to the same period in 2006.  The increase in net sales is primarily due to an increase in the units sold and average selling price of our handsets.  For additional discussion see Segment Reporting.

Six months ended June 30, 2007 and 2006

                Net sales decreased by 12% to $1,014.1 million during the six months ended June 30, 2007 compared to the same period in 2006. The decrease is primarily due to a decrease in sales in the Network Solutions segment by 37% during the six months ended June 30, 2007 compared to the six months ended June 30, 2007. Broadband Infrastructure net sales decreased by $31.4 million, or 31%, during the six months ended June 30, 2007 compared to the same period in  2006.  Higher Broadband Infrastructure segment sales during the six months ended June 30, 2006 included order cancellation fees of $22.6 million, primarily for the GEPON and Netring products.  In addition, due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.   Wireless Infrastructure net sales decreased by $88.7 million, or 40%, during the six months ended June 30, 2007 compared to the same period in 2006, mainly due to the continued weakening demand for our PAS products.  Handset sales declined by $74.2 million, or 36%, during the six months ended June 30, 2007 due to both price and volume declines when compared to the same period in 2006.  As we have continued to experience in recent quarters, increased competition and lower net subscriber growth of PAS have resulted in lower demand and average selling price for our handsets.  Net sales for our Services segment decreased 6% due to a decrease in revenue from external customers during the six months ended June 30, 2007 compared to the same period in 2006.

Net sales of PCD increased $56.9 million or 10% during the six months ended June 30, 2007 as compared to the same period in 2006.  The increase in net sales is primarily due to an increase in the units sold of our handsets.  For additional discussion see Segment Reporting.

Gross Profit

	Three months ended June 30,				Six months ended June 30,
		Gross		Gross		Gross		Gross
	2007	Profit %	2006	Profit %	2007	Profit %	2006	Profit %
			(As restated)				(As restated)
	(in thousands )				(in thousands)
Gross profit by Segment
Broadband Infrastructure	$8,946	23%	$4,889	11%	$13,947	20%	$27,975	27%
Wireless Infrastructure	28,572	45%	53,857	46%	52,837	40%	104,618	47%
Network Solutions	37,518	37%	58,746	37%	66,784	33%	132,593	41%
PCD	15,922	4%	12,321	5%	32,767	5%	26,710	5%
Handsets	22,396	36%	32,896	31%	47,443	36%	64,509	31%
Service	3,894	25%	4,987	29%	8,020	25%	8,929	26%
	$79,730	15%	$108,950	20%	$155,014	15%	$232,741	20%

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

Three months ended June 30, 2007 and 2006

                Gross profit was $79.7 million, or 15% of net sales in the three months ended June 30, 2007, compared to $109.0 million, or 20% of net sales in the corresponding period of 2006. The overall gross profit decrease is primarily due to a decline in sales in the Wireless Infrastructure and Handsets segments. The Broadband Infrastructure segment gross profit percentage shows a sharp increase to 23% for the three months ended June 30, 2007 compared to 11% for the same period in 2006.  The increase is largely due to a change in contract loss reserves of $8.1 million related primarily to one contract in our

Broadband Infrastructure segment, as well as improved gross margin of our CPE product line. For additional discussion see Segment Reporting.

Six months ended June 30, 2007 and 2006

Gross profit was $155.0 million, or 15% of net sales in the six months ended June 30, 2007, compared to $232.7 million, or 20% of net sales in the corresponding period of 2006. The overall gross profit decrease is primarily due to a decline in sales and gross profit percentages in the Network Solutions segment. Although the gross profit declined for the Handsets segment, gross profit as a percentage of sales increased due to our continuous efforts to achieve cost reductions, including lower inventory reserves, warranty cost and royalty cost. The gross profit improved in the PCD segment, primarily due to a change in the product mix to higher gross margin products. For additional discussion see Segment Reporting.

Operating Expenses

                The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
			As restated				As restated
	(in thousands)				(in thousands)
Operating expenses
Selling, general and administrative	$88,865	17%	$83,108	15%	$168,701	17%	$166,833	14%
Research and development	42,158	7%	46,603	8%	85,819	8%	93,005	8%
Amortization of intangible assets	4,046	1%	4,821	1%	8,092	1%	9,746	1%
Total operating expenses	$135,069	25%	$134,532	24%	$262,612	26%	$269,584	23%

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

Selling, general and administrative

Three months ended June 30, 2007 and 2006

SG&A expenses increased $5.8 million to 17% of net sales during the three months ended June 30, 2007 compared to 15% during the same period in 2006. The increase in SG&A expenses was primarily due to a $5.8 million increase in our provision for doubtful accounts during the three months ended June 30, 2007 as compared to the same period in 2006.

Six months ended June 30, 2007 and 2006

SG&A expenses were $168.7 million and $166.8 million in the six months ended June 30, 2007 and 2006, respectively. SG&A expenses as a percentage of net sales were 17% and 14% during the six months ended June 30, 2007 and 2006, respectively.

The increase in SG&A expenses was primarily due to a higher labor related costs and legal fees. The increase in labor costs is related to the addition of administrative staff in accounting, information technology and legal to handle the increasingly complex accounting and legal issues we are facing as part of the remediation program to correct material weaknesses in our internal controls over financial reporting. Legal costs increased as a result of independent investigations.

Research and development

Three months ended June 30, 2007 and 2006

                R&D expenses were $42.2 million, or 7% of net sales, in the three months ended June 30, 2007, compared to $46.6 million, or 8% of net sales, in the three months ended June 30, 2006. The decrease of $4.4 million in absolute dollars of R&D expenses is primarily due to a decrease in employee headcount. Personnel related expenses decreased by $1.1 million and facility and depreciation cost decreased by $1.9 million as a result of our on-going reorganization of R&D activities and the disposal of R&D equipment in prior periods. Additionally, parts, equipment and tools costs decreased by $1.0 million due to on-going cost reduction measures.

Six months ended June 30, 2007 and 2006

                R&D expenses were $85.8 million and $93.0 million, or 8% and 8% of net sales, in the six months ended June 30, 2007 and 2006, respectively. In absolute dollars, R&D expenses decreased by $7.2 million, primarily due to a decrease in depreciation costs of $3.7 million as a result of our on-going reorganization of R&D activities and the disposal of R&D equipment in prior periods. There was a decrease in personnel expenses, including payroll, payroll taxes and benefits totaling $1.8 million due to a decrease in employee headcount. In addition, the decrease in R&D expenses can be attributed to a decrease in professional costs of $1.6 million associated with decreased use of consultants.

Amortization of intangible assets

Three and six months ended June 30, 2007 and 2006

                Amortization of intangible assets decreased by $0.8 million in the three months ended June 30, 2007 compared to the same quarter last year, and $1.7 million in the six months ended June 30, 2007 compared to the same period last year. Amortization of intangible assets declined as several intangible assets became fully amortized during the preceding twelve months.

Interest income

Three months ended June 30, 2007 and 2006

                Interest income was $3.4 million and $3.9 million for the three months ended June 30, 2007 and 2006, respectively. Interest income decreased primarily due to the lower average balance of cash and restricted cash during the three months ended June 30, 2007 as compared to the same period ended June 30, 2006.

Six months ended June 30, 2007 and 2006

                Interest income was $8.3 million and $7.5 million for the six months ended June 30, 2007 and 2006, respectively. Interest income increased primarily due to a higher average interest rate on investments during the six months ended June 30, 2007 compared to at the same period ended June 30, 2006.

Interest expense

Three months ended June 30, 2007 and 2006

Interest expense was $7.3 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase in interest expense for the three months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to the incremental interest expense of $4.6 million resulting from the First Supplemental Indenture. The stated interest rate of our convertible subordinated notes was 7.625% from January 9, 2007 through June 30, 2007. Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

Six months ended June 30, 2007 and 2006

Interest expense was $14.0 million and $6.7 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense for the six months ended June 30, 2007 compared to the same period in 2006 was primarily attributable to the incremental interest expense of $8.9 million resulting from the First Supplemental Indenture. The stated interest rate of our convertible subordinated notes was 7.625% from January 9, 2007 through June 30, 2007. Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

Other income (expense), net

Three months ended June 30, 2007 and 2006

                Other income (expense), net was net income of $0.2 million and $6.9  million for the three months ended June 30, 2007 and 2006, respectively. Other income (expense), net for the three months ended June 30, 2006 included a $2.9 million gain on foreign currency revaluation, and a $2.5 million gain on sales of assets.

Six months ended June 30, 2007 and 2006

                Other income (expense), net was income of $4.1 million and $10.5 million for the six months ended June 30, 2007 and 2006, respectively. Other income (expense), net for the six months ended June 30, 2007 included a $2.8 million gain on the sale of our Immenstar investment and a $0.8 million gain on foreign currency revaluation. Other income (expense), net for the six months ended June 30, 2006 included a $5.7 million gain on foreign currency revaluation and $2.5 million for a gain on sales of assets.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in income tax expense volatility in future periods. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Three months ended June 30, 2007 and 2006

       Income tax expense was $3.3 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively. There are two primary reasons why the Company has tax expense while the Company has pretax losses. First, the Company has not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

Six months ended June 30, 2007 and 2006

Income tax expense was $7.6 million and $7.5 million for the six months ended June 30, 2007 and 2006, respectively.

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

                Summarized below are our segment sales revenue and gross profit for the three and six months ended June 30, 2007 and 2006, respectively.

Network Solutions

Broadband Infrastructure

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Sales	$39,383	$44,769	$70,605	$102,020
Gross profit	$8,946	$4,889	$13,947	$27,975
Gross profit as a percentage of sales	23%	11%	20%	27%

Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 42% and 44% of total broadband sales during the three months ended June 30, 2007 and 2006, respectively, and 37% and 53% during the six months ended June 30, 2007 and 2006, respectively. Due to the customer concentration in this segment, revenues are subject to fluctuations based upon the magnitude and timing of revenue recognition regarding certain contracts.

Gross profit as a percentage of sales showed a sharp increase to 23% during the three months ended June 30, 2007 compared to the same period in 2006 largely due to change in contract loss reserves of $8.1 million related primarily to one contract in our Broadband Infrastructure segment, as well as improved gross margin of our CPE product line.

Gross profit declined for the six months ended June 30, 2007 compared to the corresponding period in 2006 primarily because Broadband Infrastructure net sales during the six months ended June 30, 2006 included $22.6 million revenue for order cancellation fees; this revenue had no associated cost of sales related to it.

Wireless Infrastructure

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Sales	$63,091	$115,965	$132,970	$221,698
Gross profit	$28,572	$53,857	$52,837	$104,618
Gross profit as a percentage of sales	45%	46%	40%	47%

During the three months ended June 30, 2007, sales of Wireless Infrastructure products declined by 46% compared to the same period in 2006. PAS systems sales declined 36% and comprise approximately 94% of our Wireless Infrastructure sales compared to 80% during the same period in 2006. The decrease in PAS systems sales was primarily the result of our customers in China transitioning from new system installations to system expansions. Included in Wireless Infrastructure sales for the three months ended June 30, 2006 is a one-time compensation from a customer of $10.1 million for the cancellation of previous purchase orders.

During the six months ended June 30, 2007, Wireless Infrastructure sales declined by 40% compared to the same period in 2006. Sales in China, which is predominately a PAS market for us, decreased by 37% as China carriers continued the transition to system expansions. The decline in sales outside of China is mainly due to a one-time compensation from a customer of $10.1 million for the cancellation of previous purchase orders for the six months ended June 30, 2006.

We plan to aggressively pursue opportunities for our other technology products in multiple markets, though we do not anticipate that these sales will fully offset the decline in PAS sales.

Gross profit decreased by 47% and 49% in the three and six months ended June 30, 2007, respectively, as compared to the corresponding period in 2006 due to lower sales. Gross profit as a percentage of sales was constant in the three months period when compared to the same period in 2006. Gross profit as a percentage of sales was lower for the six month period ending June 30, 2007 as compared with the same period in 2006 mainly due to higher margin software related sales in the prior year.

PCD

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Sales	$357,797	$266,247	$646,127	$589,242
Gross profit	$15,922	$12,321	$32,767	$26,710
Gross profit as a percentage of sales	4%	5%	5%	5%

Revenue for the PCD segment increased 34% during the three months ended June 30, 2007 as compared to the same period in 2006. The number of units sold during the three months ended June 30, 2007 increased by approximately 351,000 units, and the overall average selling price increased 15% when compared to the same period in 2006. The increase in the number of units sold and the overall average selling price resulted in a $91.6 million increase to revenue for the three months ended June 30, 2007 as compared to the same period in 2006. Revenue increased 10% during the six months ended June 30, 2007, as compared to the same period in 2006, primarily due to a 600,000 increase in the number of units sold, partially offset by a 5% decline in the overall average selling price.

                Historically, PCD has relied upon a limited number of manufacturers to supply its handset products. During the three months ended June 30, 2007 and 2006, sales of UTStarcom branded devices accounted for approximately 40% of the total units sold in both of the periods. During the six months ended June 30, 2007 sales of UTStarcom branded devices account for 46% of the total units sold, compared to 30% of the total units sold for the comparable period in 2006. We have focused on increasing our sales of UTStarcom branded devices as we earn a higher gross margin on these handsets. We expect this trend to continue in the future.

                Gross profit as a percentage of sales was consistent for the three and six months ended June 30, 2007 compared to the same periods in 2006.

Handsets

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Sales	$62,177	$107,069	$131,896	$206,103
Gross profit	$22,396	$32,896	$47,443	$64,509
Gross profit as a percentage of sales	36%	31%	36%	31%

Handsets revenue declined 42% for the three months ended June 30, 2007 compared to the same period in 2006. Nearly all our handset sales are in China, where we have experienced a decline in volume for our PAS handsets. The units sold declined to 1.2 million during the three months ended June 30, 2007 compared to 2.2 million in the same period last year. We believe that the 45% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth. During the three months ended June 30, 2007, the PAS net subscriber growth in China decreased compared to the same period in 2006 because of competition from GSM and CDMA carriers as a result of the implementation of one-way charge in February 2007. In addition, PAS service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology networks. PAS subscribers have declined in recent periods.

Handset sales declined 36% for the six months ended June 30, 2007 compared to the same period in 2006. As noted above, the decrease in net sales was primarily attributable to deteriorating PAS subscriber growth. Unit sales declined to 2.6 million for the six months ended June 30, 2007 compared to 4.4 million units in the prior comparable period of 2006. The average selling price per unit remained relatively stable due to the offset of competitive pricing pressures in the PAS market with a shift in product mix to sales of higher end models including our new dual mode model.

Gross profit as a percentage of sales for our handsets segment showed slight improvement in the three and six months ended June 30, 2007, as compared to the corresponding periods in 2006, due to our continuous effort on cost reduction, including lower inventory reserves, warranty cost and royalty cost.

Services

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
	(in thousands)		(in thousands)
Sales	$15,797	$17,475	$32,548	$34,443
Gross profit	$3,894	$4,987	$8,020	$8,929
Gross profit as a percentage of sales	25%	29%	25%	26%

Our Services segment revenue from external customers decreased by $1.7 million or 10% for the three months ended June 30, 2007 as compared to the corresponding quarter last year. Our Services segment revenue from external customers declined by $1.9 million, or 6%, for the six months ended June 30, 2007 as compared to the corresponding period last year.

The decline in service revenue as well as gross margin is mainly caused by the lower allocated revenue from both Wireless Infrastructure and Broadband Infrastructure segments. Revenues of $1.6 million and $3.0 million from Wireless Infrastructure and $0.1 million and $0.2 million from Broadband Infrastructure sales in China were allocated to the Services segment during the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, the allocated amounts from Wireless Infrastructure was $2.7 million and $5.3 million and from Broadband Infrastructure was $0.2 million and $0.4 million, respectively. The lower allocated amount are a result of lower sales from both the Wireless and Broadband segments during the three and six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2007

                Net cash used in operating activities for the six months ended June 30, 2007 was $149.3 million. Operating cash was negatively affected by the net loss of $115.7 million and changes in accounts payable and inventories offset by changes in accounts receivable and customer advances, as discussed below.

                During the first six months of 2007, accounts payable decreased $89.5 million, due to our decision to change the timing of payments to vendors in the first quarter of 2007 to comply with vendor payment terms. In addition, inventories increased $19.4 million primarily due to inventory purchases related to an infrastructure deployment contract that we entered into in the fourth quarter of 2006

The cash used in operating activities was partially offset by a reduction in accounts receivable of $84.7 million as a result of strong cash collections and the high percentage of revenue in the first half of 2007 from our PCD segment which generally has experienced a shorter collection period on related receivables. Customer advances increased by $27.1 million for the six months ended June 30, 2007. Customer advances represents cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded. The reduction in other current liabilities is primarily due to decreases in compensation and warranty related accruals.

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

                Non-cash charges for the six months ended June 30, 2006 included $34.7 million of depreciation and amortization, $7.5 million of stock compensation expense and $6.0 million in recovery of deferred costs reserves.

Investing Activities

2007

                Net cash used in investing activities for the six months ended June 30, 2007 totaled $15.5 million. Cash of $15.3 million was received from the disposition of long-term investments and proceeds from the sale of short-term investments, and $6.6 million was a decrease in restricted cash. Cash outflows from investing activities included $21.7 million for the purchase of short-term investments as well as $15.4 million for the purchase of property, plant and equipment.

2006

                Net cash used in investing activities for the six months ended June 30, 2006 totaled $13.4 million. Cash outflows for investing activities, including $12.3 million of additions to property, plant and equipment, $28.0 million of purchases of short-term investments, and $20.0 million in changes to restricted cash. Cash inflows from investing activities included $20.0 million received from the sale of the semiconductor design assets to Marvell Technology Group, Ltd., and $25.6 million of proceeds of the sale of short-term investments.

Financing Activities

2007

                Net cash provided by financing activities was $4.6 million, primarily consisting of a change in cash overdrafts for the six months ended June 30, 2007.

2006

                Net cash used in financing activities was $75.5 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowings of $77.5 million.

Liquidity

We reported net losses in each quarter in the period beginning April 1, 2005 and continuing through June 30, 2007, which have resulted in an accumulated deficit of $611.3 million and total stockholders’ equity being reduced to $722.4 million at June 30, 2007. Additionally, at June 30, 2007, we had short-term debt in China under lines of credit to our China subsidiaries of $105.1 million maturing in 2007 and the first quarter of 2008, and short-term debt outside of China in the form of convertible subordinated notes with a principal balance of $274.6 million that matures in March 2008.

Our working capital was $424.7 million and $835.4 million at June 30, 2007 and 2006, respectively, and included cash on hand of $509.4 million and $641.0 million and short term investments of $18.2 million in and $16.6 million, respectively in 2007 and 2006. Planned capital expenditures include an increase in the level of our capital expenditures in China in 2007 by approximately $40 million to support wire line telephone carriers in China who utilize our products and services to provide television service to their customers using the IPTV protocol.

Credit facilities in China at June 30, 2007 totaled $702.8 million, with $358.6 million of this amount available for working capital purposes, of which we had drawn $105.1 million in outstanding borrowings, with interest rates ranging from 5.51% to 5.57%, and $344.2 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007. We believe that based upon our recent financial performance and financial position our lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, we believe the amounts of credit our lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

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

Of our total cash and short-term investments at June 30, 2007 of $527.6 million, a total of $415.5 million was held in China. To meet liquidity needs outside of China, our subsidiaries in China have the ability to transfer cash to the Company in the United States under China’s current exchange control regulations. The amount of cash available for transfer from the China subsidiaries is limited both by liquidity needs of the subsidiaries in China and by Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. During the nine months ended September 30, 2007 our China subsidiaries have made such transfers of funds out of China to the Company totaling $150 million.

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

If an event of default were to occur and be continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. Therefore as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, because the independent review by the Governance Committee of the Company’s historic stock option accounting was not completed, after receiving a purported notice of default from the trustee for the notes (the “Trustee”) asserting that the delay in filing and a failure to comply with certain covenants had caused a default under the indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including January 9, 2007, caused by a delay in filing certain reports required to be filed pursuant to the Exchange Act (the “SEC Reports”) with the Securities and Exchange Commission (the “SEC”) and entered into a First Supplemental Indenture with the Trustee, dated January 9, 2007, which provided that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. After receiving a notice of default from the Trustee asserting that our inability to timely file SEC Reports and comply with certain covenants as of May 31, 2007 had caused a default under the indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including July 26, 2007 and entered into a Second Supplemental Indenture with the Trustee, after receiving consent from holders of more than 50%

of the outstanding aggregate principal amount of the convertible subordinated notes in connection with our consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that (i) during the period from and including July 26, 2007 to and including October 15, 2007 (“Covenant Reversion Date”), any failure by us to comply with the covenants contained in the original indenture agreement related to the required filing of reports with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date.

On October 15, 2007, we received an additional notice of default asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the Notes. The specific purported defaults referred to in the notice of default were (i) our failure to file with the SEC and provide copies to the Trustee of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and (ii) our failure to deliver to the Trustee the officer’s certificate of compliance required by the Indenture. The notice of default provides that we have 60 consecutive days from October 15, 2007 (the “Demand Date”) to cure the purported defaults before such defaults would constitute an “Event of Default” under the Indenture. The occurrence of an “Event of Default” under the Indenture would afford the Trustee or holders of not less than 25% in aggregate principal amount of outstanding Notes the right to declare the full principal amount of all outstanding Notes to be immediately due and payable. As of the date of the filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the Company has filed all required reports with the SEC prior to the Demand Date set forth in the October 15th notice of default, and, as a result, believes that no Event of Default under the Indenture occurred.

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

Our China sales are generally denominated in local currency, and we accept commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $4.1 million and $5.1 million at June 30, 2007 and December 31, 2006, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) have been met.

Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition, results of operations and cash flows. We have contracts negotiated in Japanese Yen and we maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at June 30, 2007 was approximately $8.5 million.

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

Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to FIEs.   The tax holidays/incentives for FIEs were applicable or potentially applicable to CUTS,, HUTS, HSTC and UTSC, our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

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

Off balance sheet arrangements

                On August 1, 2005, we entered into a 364-day committed receivables purchase facility with Citibank, N.A., which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. On March 30, 2007, the agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of Citibank, N.A.  Sales of the accounts receivables to Citibank, N.A. under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold to Citibank, N.A. will be carried at their net realizable value, including an allowance for doubtful accounts. We have not sold any receivables pursuant to this facility during 2006 or the first six months of 2007. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

Contractual obligations and other commitments

                Our obligations under contractual obligations and commercial commitments are as follows:

	Payments due by period
		Less than 1 year
	Total		1-3 years	3-5 years	over 5 years
	(in thousands)
Contractual Obligations
Bank loans	$105,098	$105,098	$—	$—	$—
Convertible subordinated notes	$274,600	$274,600	$—	$—	$—
Interest payable on debt	$21,730	$21,730	$—	$—	$—
Lease obligations	$32,427	$14,306	$15,776	$1,141	$1,204
Other Commercial Commitments
Standby letters of credit	$43,012	$26,284	$16,728	$—	$—
Purchase commitments	$126,830	$120,223	$6,607	$—	$—

Bank loans

                At June 30, 2007, we had loans with various banks totaling $105.1 million with interest rates ranging from 5.51% to 5.75% per annum. These bank loans mature during the fourth quarter of 2007 and the first quarter of 2008 and are included in short-term debt.

Convertible subordinated notes

                Our convertible subordinated notes, due March 1, 2008, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007.  The convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture providing that the convertible subordinated notes will accrue an additional 10% per annum in special interest from and after July 26, 2007 to the March 31, 2008 maturity date of the notes unless the notes are earlier repurchased or converted.  The special interest rate represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture.  As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%.  Interest is payable semiannually on March 1 and September 1, and payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.  For more information regarding the notice of default on May 31, 2007, the notice of default on October 15, 2007 and the Company’s Second Supplemental Indenture see the “Liquidity” section of this Quarterly Report.

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

Purchase commitments

                We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty.  As of June 30, 2007 total open commitments under these purchase orders extending beyond one year were approximately $6.6 million. Additionally, we have agreed to purchase from Marvell certain chip-sets that will be included in 50% to 100% of our PAS handsets, through 2011.

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

Income Tax Obligations

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As of June 30, 2007, the Company had $74.0 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $7.1 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $66.9 million. The Company is not updating the disclosures in its contractual obligations and commercial commitments table because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

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

                The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2007:

(in thousands, except interest rates)
Cash and cash equivalents	$509,423
Average interest rate	2.10%

Restricted cash	$9,797
Average interest rate	4.80%

Short-term investments	$18,156
Average interest rate	1.75%

Restricted cash - long-term	$16,728
Average interest rate	4.95%

Total cash, cash equivalents and investment securities	$554,104
Average interest rate	2.22%

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

Foreign Exchange Rate Risk

                We are exposed to foreign currency exchange rate risk because most of our sales in China are denominated in Renminbi and portions of our accounts receivable and payable are denominated in Japanese Yen.  Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China.  Although the impact of currency fluctuations of Renminbi to date has been slight, fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations.  The balance of cash and short-term investment balance held in China was $415.5 million at June 30, 2007.  In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar.  Additionally, during 2006 and the first six months of 2007 we made significant sales in both Japanese Yen and in Euros.  We maintain Japanese Yen bank accounts for purchasing portions of our inventories and supplies.

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

                We have performed a sensitivity analysis as of June 30, 2007, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant.  The analysis covers all of our foreign currency contracts offset by the underlying exposures.  The foreign currency exchange rates used were based on market rates in effect at June 30, 2007.  The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign exchange financial instruments of $7.6 million at June 30, 2007.

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

                In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of June 30, 2007 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of June 30, 2007 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “ITEM 9A—CONTROLS AND PROCEDURES” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Item 9A in the 2006 Annual Report”), which have not yet been fully remediated. Investors are directed to Item 9A in the 2006 Annual Report for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

                The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A in the 2006 Annual Report  In particular, the Company has implemented during 2006 and the first two quarters of 2007, and plans to continue to implement during 2007, the specific measures described below.  In addition, in connection with the June 30, 2007 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

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

Interim Measures

Management has not yet implemented and/or tested all of the measures described above under the heading “Remediation Initiatives.” Nevertheless, management believes the measures identified above (to the extent these have been implemented), together with other measures undertaken by the Company in connection with preparation of the consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described in Item 9A in the 2006 Annual Report and that remain material weaknesses as of June 30, 2007. These other measures include the following:

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

c)             Review of contract analysis reports and consolidated revenue schedules from the second quarter of 2007 to determine the proper recording and classification of inventory and deferred costs and the related cost of goods sold (including associated accounts such as purchase price variance).

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

3.             As part of the investigation of historical sales in China, the Audit Committee retained independent outside counsel and forensic accountants to conduct an investigation of sales in China. The investigation was expanded to consider sales contracts entered into in the period 2000 to 2006 in China, beyond the Western Region in order to provide adequate coverage percentage of the value of sales contracts entered into during the period. The investigation encompassed different procedures depending on the contract type, date and region in which the contracts were executed. In addition, the accounting and reporting process for the consolidated financial statements for the quarter ended June 30, 2007 was extended, thereby allowing the Company time to conduct additional procedures and analyses, to assess the adequacy and accuracy of the related balances, and to make additional adjustments and disclosures as necessary to ensure the accuracy of financial reporting.  Additionally, the Company conducted a review of a portion of contracts recognized in revenue during the quarter ended June 30, 2007, from the Western Region in China, for compliance with revenue recognition criteria. As part of this review, the Company matched the contract copies at the China headquarters, regional office and the relevant sales office, and analyzed them for terms that might affect revenue recognition.

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

Changes in Internal Control over Financial Reporting

                The discussion above under “Management’s Planned Remediation Initiatives and Interim Measures” includes a description of the material changes to the Company’s internal control over financial reporting during the second quarter of 2007 and subsequent to June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Passave Litigation

In November 2005, the Company filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. (“Passave”) for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave’s wholly-owned subsidiary) to the Company. The Company’s complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to the Company. The parties entered into a settlement agreement in favor of the Company, dated August 7, 2007, and have since dismissed all claims with prejudice.

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

At June 30 2007, we had cash and short-term investments of $527.6 million to meet our liquidity requirements of which $415.5 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds outside of China; such controls limit transfers of approximately $200 million of our net assets outside of China without first obtaining the consent of the Chinese government. While we believed the China subsidiaries could freely transfer at least $200 million as of June 30, 2007, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by the Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits.  Additionally, available credit facilities in China at June 30, 2007 totaled $702.8 million, of which $358.6 million was available for working capital purposes and $344.2 million was available for use in support of letters of credit and corporate guarantees. These credit facilities expire principally in November and December 2007, and we had borrowed $105.1 million at June 30, 2007 under the working capital portion of the available credit lines and such borrowings increased to $140.1 million at September 30, 2007. We also have outstanding long-term debt outside of China in the form of our convertible subordinated notes with a principal balance of $274.6 million that mature in March 2008 (the “Notes”).

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

Because a significant percentage of our sales are made in foreign countries and denominated in local currency, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances.  Historically, the majority of our sales have been made in China and denominated in Renminbi.  Prior to July 2005, the impact of currency fluctuations of Renminbi were insignificant as it was fixed to the U.S. dollar.  However, in July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies.  The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future.  The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar.  For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 7.63 Renminbi to the U.S. dollar at June 30, 2007.  Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

                SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12% of our outstanding stock as of June 30, 2007.  As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

In July 2007, we sought and obtained the requisite consents from holders of the Notes to certain amendments to the Indenture, which provide that (i) any failure by us to file SEC Reports with the SEC and provide copies of such reports and certain certificates to the Trustee prior to 5:30 p.m. New York City time on October 15, 2007 (the “Expiration Date”) will not cause a default under the Indenture, (ii) any such failure continuing after the Expiration Date would cause a default under the Indenture, which would be deemed to have occurred as of the Expiration Date, and (iii) we will pay additional interest on the Notes of (a) 6.75% annually from January 9, 2007 to and including July 25, 2007, and (b) 10.0% annually from and including July 26, 2007 to the date the Notes are paid, prepaid, converted, redeemed or otherwise cease to be outstanding (in each case, in addition to interest of 7/8% annually, as provided by the Indenture, without regard to any amendments). Although we filed our Q3 2006 Form 10Q and our 2006 Form 10K prior to October 15, 2007, we did not file our Q1 2007 Form 10Q and our Q2 2007 Form 10Q and deliver copies of such report and certain certificates to the Trustee on or prior to October 15, 2007.  As a result, on October 15, 2007, we received a notice from the Trustee asserting that our failure to file our Q1 2007 Form 10-Q and our Q2 2007 Form 10-Q had resulted in a default under the Indenture, as amended by the First and Second Supplemental

Indentures, and that if we failed to file such reports within 60 days of October 15, 2007, an event of default would arise under the Indenture.  As of the date of the filing of this Form 10-Q for the quarter ended June 30, 2007, we have filed all required reports with the SEC prior to the Demand Date set forth in the October 15th notice of default, and, as a result, we believe that no Event of Default under the Indenture occurred.

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

In connection with our failure to timely file our periodic reports, we received four NASDAQ Staff Determination letters, dated November 15, 2006, March 7, 2007, May 16, 2007 and August 13, 2007, respectively, stating that, as a result of each of these non-timely filings, we were not in compliance with the requirements of Marketplace Rule 4310(c)(14) and, therefore, that our stock was subject to delisting from the NASDAQ Stock Market. We appealed the November 15, 2006 determination to the NASDAQ Listing Qualifications Panels (the “Panel”) and were granted a conditional extension to our request for continued listing until April 16, 2007. On April 17, 2007 the Panel extended the deadline for filing our Q3 2006 Form 10-Q  to May 14, 2007.  The Panel also extended the deadline for filing our 2006 Form 10-K until July 16, 2007.  On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council (“Listing Council”) to review the April 17, 2007 decision of the Panel.  On May 14, 2007, the Listing Council called the Panel’s decision for review and stayed the Panel’s decision that required us to file our Q3 2006 Form 10-Q by May 14, 2007, and to file our 2006 Form 10-K by July 16, 2007.  On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements.   On October 9, 2007, we asked the NASDAQ Board of Directors (“NASDAQ Board”) to review the August 23, 2007 decision of the Listing Council.  On October 17, 2007, the NASDAQ Board called the Listing Council’s decision for review and stayed the Listing Council’s decision, which required us to file our delinquent periodic reports and restatements by October 22, 2007, pending further review by the NASDAQ Board.

On October 10, 2007, we filed our Q3 2006 10-Q and our 2006 Form 10-K, and on October 17, 2007 we filed our Q1 2007 Form 10-Q.   As of the date of the filing of this Form 10-Q for the quarter ended June 30, 2007, we believe we are in compliance with Marketplace Rule 4310(c)(14).

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

10.1*	Change of Control and Involuntary Termination Severance Agreement between UTStarcom, Inc. and Peter Blackmore, effective July 2, 2007
10.2*	Offer Letter for Peter Blackmore, dated May 27, 2007
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 Management contract, plan or arrangement

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: October 19, 2007	By:	/s/ FRANCIS P. BARTON
Francis P. Barton Executive Vice President and Chief Financial Officer (Principal Financial Officer)