Form 10-Q
period 2007-09-30
UTSTARCOM INC
filed 2007-11-09
CIK 1030471

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

        As of October 31, 2007 there were 121,287,498 shares of the registrant's common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$509,550	$661,623
Short-term investments	134,318	9,546
Accounts receivable, net of allowances for doubtful accounts of $55,165 and $53,894 at September 30, 2007 and December 31, 2006, respectively	298,808	373,762
Accounts receivable, related parties, net of allowances for doubtful accounts of $0 and $19 at September 30, 2007 and December 31, 2006, respectively	37,056	32,318
Notes receivable	9,694	5,060
Inventories	362,174	440,445
Deferred costs	247,348	195,393
Prepaids and other current assets	121,565	101,795
Short-term restricted cash and investments	9,224	16,666

Total current assets	1,729,737	1,836,608
Property, plant and equipment, net	212,835	213,155
Long-term investments	15,291	47,809
Goodwill	3,063	3,063
Intangible assets, net	44,305	56,443
Long-term deferred costs	166,503	176,649
Other long-term assets	26,881	40,223

Total assets	$2,198,615	$2,373,950

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$194,941	$304,869
Short-term debt	414,977	102,758
Income taxes payable	—	2,483
Customer advances	304,554	265,812
Deferred revenue	90,137	95,742
Other current liabilities	228,591	271,400

Total current liabilities	1,233,200	1,043,064
Long-term deferred revenue	238,990	261,014
Long-term debt	404	275,161
Other long-term liabilities	20,738	13,858

Total liabilities	1,493,332	1,593,097

Commitments and Contingencies (Note 14)
Minority interest in consolidated subsidiaries	4,532	6,493
Stockholders' equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 121,299,113 issued and 121,287,498 outstanding as of September 30, 2007; 121,299,113 issued and 121,294,645 outstanding as of December 31, 2006	152	152
Additional paid-in capital	1,212,563	1,205,592
Accumulated deficit	(666,612)	(494,244)
Accumulated other comprehensive income	154,712	62,899
Treasury stock: 11,615 shares held in treasury at cost as of September 30, 2007 and 4,468 shares as of December 31, 2006	(64)	(39)

Total stockholders' equity	700,751	774,360

Total liabilities, minority interest and stockholders' equity	$2,198,615	$2,373,950

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales
Unrelated party	$626,850	$569,826	$1,606,784	$1,640,761
Related party	19,644	31,073	53,856	113,645

	646,494	600,899	1,660,640	1,754,406
Cost of net sales
Unrelated party	567,082	503,618	1,400,535	1,379,316
Related party	14,979	22,480	40,658	67,548

Gross profit	64,433	74,801	219,447	307,542

Operating expenses:
Selling, general and administrative	74,297	80,076	242,999	246,908
Research and development	41,881	46,305	127,700	139,310
Amortization of intangible assets	4,046	4,821	12,137	14,567
Gain on sale of semiconductor design assets	(4,271)	(12,291)	(4,271)	(12,291)

Total operating expenses	115,953	118,911	378,565	388,494

Operating loss	(51,520)	(44,110)	(159,118)	(80,952)

Interest income	3,029	3,214	11,333	10,693
Interest expense	(8,888)	(2,620)	(22,934)	(9,287)
Other income (expense), net	4,347	1,835	8,476	12,289

Loss before income taxes and minority interest	(53,032)	(41,681)	(162,243)	(67,257)
Income tax expense	(3,095)	(1,459)	(10,735)	(8,966)
Minority interest in losses of consolidated subsidiaries	799	92	1,961	907

Net loss	$(55,328)	$(43,048)	$(171,017)	$(75,316)

Loss per share—Basic and diluted	$(0.46)	$(0.36)	$(1.41)	$(0.62)
Weighted average shares used in per-share calculation:
—Basic and diluted	121,011	120,676	120,965	120,628

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,017)	$(75,316)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	43,816	51,547
Gain on sale of semiconductor design assets	(4,271)	(12,291)
Net loss on sale and disposal of assets	656	2,183
Net gain on long-term investment	(6,127)	—
Stock-based compensation expense	6,970	13,143
Provision for (recovery of) doubtful accounts	291	(6,948)
Recovery of deferred costs reserves	(4,540)	(5,103)
Deferred income taxes	1,926	(671)
Other	(767)	(102)
Changes in operating assets and liabilities:
Accounts receivable	75,688	105,466
Inventories	63,828	(35,659)
Deferred costs	(26,442)	51,324
Other assets	(20,170)	(15,585)
Accounts payable	(115,337)	(16,027)
Income taxes payable	7,100	(3,408)
Customer advances	30,289	61,761
Deferred revenue	(40,098)	(24,740)
Other current liabilities	(31,515)	(71,452)

Net cash (used in) provided by operating activities	(189,720)	18,122

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(22,530)	(17,176)
Investment in affiliates, net of cash acquired	—	(302)
Proceeds from sale of semiconductor design assets	4,271	19,965
Proceeds from sale of long-term investments	3,334	—
Procceds from disposal of property, plant and equipment	350	136
Change in restricted cash	7,273	26,536
Purchase of short-term investments	(29,650)	(40,182)
Proceeds from sale of short-term investments	20,688	42,121
Other	(465)	1,538

Net cash (used in) provided by investing activities	(16,729)	32,636

CASH FLOWS FROM FINANCING ACTIVITIES:
(Repurchase) issuance of stock, net of expenses	(24)	319
Proceeds from borrowing	97,835	63,259
Payments on borrowings	(64,790)	(159,251)
Other	6,052	(683)

Net cash provided by (used in) financing activities	39,073	(96,356)
Effect of exchange rate changes on cash and cash equivalents	15,303	4,437

Net decrease in cash and cash equivalents	(152,073)	(41,161)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	661,623	645,571

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$509,550	$604,410

Supplemental disclosure of cash flow information
Cash paid:
Interest	$20,000	$8,542
Income taxes	$9,843	$12,890
Non-cash operating activity
Accounts receivable transferred to notes receivable	$19,901	$19,023
Property, plant and equipment exchanged for long-term investment	$—	$5,550

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND LIQUIDITY

        The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. ("Company") and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interest in consolidated subsidiaries is shown separately in the condensed consolidated financial statements.

        The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2006 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company's December 31, 2006 financial statements, including the notes thereto, and the other information set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company's financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

        The Company reported net losses in each quarter in the period beginning April 1, 2005 and continuing through September 30, 2007, which has resulted in an accumulated deficit of $666.6 million and total stockholders' equity being reduced to $700.8 million at September 30, 2007. Additionally, at September 30, 2007, the Company had short-term debt in China under its lines of credit of $140.1 million maturing in 2007 and through to the third quarter of 2008 and convertible subordinated notes, outside of China, with a principal balance of $274.6 million that mature in March 2008. On January 9, 2007 and July 26, 2007, the Company and the holders of the convertible subordinated notes entered into two agreements to prevent covenant defaults under the Indenture related to the convertible subordinated notes occurring from the Company's inability to timely file required periodic reports containing financial statements with the SEC. As a result of these agreements, the convertible subordinated notes accrued interest at a rate of 7.625% per annum as of January 9, 2007 and the interest rate increased to 10.875% effective as of July 26, 2007. On October 15, 2007, the Company received a notice of default from the Trustee asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the convertible subordinated notes. The specific purported defaults referred to in the notice of default were (i) the Company's failure to file with the SEC and provide copies to the Trustee of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, and (ii) the Company's failure to deliver to the Trustee its officer's certificate of compliance required by the Indenture. The notice of default provided that the Company had 60 consecutive days from October 15, 2007 to cure the purported defaults before such defaults would constitute an "Event of Default" under the Indenture. On October 17, 2007, the Company filed its Form 10-Q for the fiscal quarter ended March 31, 2007 with the SEC and, on October 19, 2007, the Company filed its Form 10-Q for the fiscal quarter ended

June 30, 2007 with the SEC and delivered the officer's certificate of compliance required by the Indenture to the Trustee. The Company was subsequently notified by the Trustee that the Company had cured its purported default under the Indenture within the period specified by the notice of default. For additional information concerning these agreements, see Note 12.

        The Company's cash and short-term investments aggregated $643.9 million, of which $432.8 million was held in China, at September 30, 2007.

        The Company had credit facilities in China totaling $633.9 million, with $351.0 million of this amount available for working capital purposes. As of September 30, 2007, we had drawn $140.1 million in outstanding borrowings, with interest rates ranging from 5.51% to 6.67%, and $282.9 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007. There is no guarantee that these facilities will be renewed. The Company has not guaranteed any debt not included in the consolidated balance sheet. The Company had available borrowing facilities of $698.3 million as of December 31, 2006. The Company believes that, based upon its recent financial performance and financial position, its lenders may reduce the total available credit when it negotiates renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank's current favorable opinion of the credit worthiness of the Company's China subsidiaries, as well as the bank having funds available for lending, and other Chinese banking regulations. However, the Company believes the amounts of credit its lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned use of these credit facilities.

        To meet liquidity needs outside of China, the Company's subsidiaries in China have the ability to transfer cash to the Company under China's current exchange control regulations. The amount of cash available for transfer from the Company's China subsidiaries is limited both by the Company's liquidity needs in China and by Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. The Company believed the China subsidiaries could freely transfer at least $200 million to the Company as of December 31, 2006, and, during the nine months ended September 30, 2007, its China subsidiaries have made such transfers totaling $150 million.

        Although management believes the Company has a sufficient amount of cash resources to finance the Company's anticipated working capital and capital expenditure requirements for the next 12 months, the Company does not have enough cash outside of China to repay the convertible subordinated notes due on March 1, 2008. Management's liquidity plans include a partial or complete refinancing of the convertible subordinated notes, renewal of the lines of credit in China, transfers of more cash from its subsidiaries in China to the extent necessary, liquidation of certain investments and seeking new financing arrangements. The plans to liquidate certain investments resulted in a reclassification of these investments valued at $115.2 million from long-term to short-term as of September 30, 2007. The Company's ability to maintain sufficient liquidity also depends on the Company's achievement of projected sales and operating margin forecasts.

        If additional sources of liquidity were needed, the Company would consider new debt or equity offerings or obtaining cash from asset sales, but there is no assurance that such transactions could be consummated on acceptable terms or at all. Failure to raise sufficient capital when needed could have a material adverse effect on the Company's business, results of operations and financial position.

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

China Sales Investigation

        The Audit Committee of the Company's Board of Directors ("Audit Committee") engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company's whistle blower program. The independent counsel engaged the assistance of forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

        In conducting its procedures, the Investigating Team found instances where the customer contracts that evidenced the arrangement contained obligations for the Company to deliver software upgrades when and if made available for the equipment sold for no additional consideration and for an unspecified period that could extend over the term of the contract. This additional contract obligation is an element of "post contract support." In these cases, the Investigating Team found that the contract documentation for the same transaction submitted by the sales office to the Company's China headquarters for accounting purposes and utilized by the Company in determining the amount of revenue recognized did not include evidence of such post contract support obligations.

        Accounting standards governing revenue recognition for system sales require all revenue to be deferred while there are undelivered elements under the arrangement unless the seller has established vendor specific objective evidence ("VSOE") of fair value for such contract elements. Because these arrangements included such undelivered elements, revenue should be deferred based on the VSOE of the fair value of the underlying elements. VSOE of fair value represents the price charged when the same element is sold separately. Since the Company does not sell this element separately, it has not established VSOE for such undelivered elements, and as such the revenue from such contracts is required to be deferred and recognized over the period the Company is obligated to provide the post contract support.

        Upon completion of the investigative phase of the independent investigation by the Audit Committee, management:

  •
  conducted follow-up procedures to attempt to locate any additional relevant information to ensure the China sales investigation considered all available information and documents;

  •
  evaluated the accounting for identified system sales using the contract template and documentation found in the sales contract files from the Western Region offices. This included calculating the financial statement effects of correcting the accounting for all system sales where the contract template found at the sales offices contained post contract support obligations to recognize revenue and cost of net sales over estimated period of post contract support; and

  •
  concluded that as a result of this undelivered post contract support obligation the Company's previously issued financial statements should be restated to defer system sales contract revenue and the related cost of net sales over the estimated period of post contract support when a contract contained unspecified software upgrade rights.

        The Audit Committee concurred with management's decisions.

        The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Net sales	Gross profit	Net income
2000	$(12,408)	$(5,294)	$(4,781)
2001	(17,154)	(6,330)	(5,779)
2002	(64,732)	(22,924)	(19,697)
2003	(21,060)	(8,014)	(6,382)

Totals through December 31, 2003	(115,354)	(42,562)	(36,639)

2004	(104,965)	(27,241)	(18,594)
2005	(58,232)	(27,863)	(42,433)

2000-2005 Total	$(278,551)	$(97,666)	$(97,666)

Three months ended March 31, 2006	5,410	1,360	1,360
Three months ended June 30, 2006	2,379	(371)	(371)

Six months ended June 30, 2006	7,789	989	989

	$(270,762)	$(96,677)	$(96,677)

        In the Company's consolidated balance sheet at September 30, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $38.5 million is classified as current and $221.3 million as non-current, and the related net reduction in cost of net sales of $166.5 million is accounted for as deferred costs. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

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

Governance Committee Review of Historical Stock Option Accounting

        In November 2006 the Company announced it had commenced a voluntary review of historical stock option practices under the leadership of the Nominating and Corporate Governance Committee of the Company's Board of Directors ("Governance Committee") following a preliminary review by management which identified potential deficiencies and discrepancies in the documentation of stock option grants. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of the Company's Common Stock, through August 2006 ("Review Period") for compliance with the various stock-based compensation accounting standards applicable during the Review Period, the rules of the Company's stock option plans, and the guidance on stock option accounting issued by the SEC in the September 19, 2006 letter which was to be considered applicable to periods prior as well as subsequent to its issuance. At the time the review commenced, the Governance Committee consisted of three members of the Board of Directors, all of whom are independent directors. Mr. Allen Lenzmeier was appointed to the Governance Committee on April 27, 2007. The Governance Committee engaged independent outside legal counsel to assist in the review who, in turn, engaged forensic accounting experts (collectively referred to herein as the "Review Team").

        The Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under the Company's stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date. Guidance in the September 19, 2006 letter on determining the date when substantive approval of a stock option grant occurs recognizes that depending on a company's facts and circumstances a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred—such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the Company's option granting practices.

        In determining the measurement date to be used, the Review Team, management, and the Governance Committee agreed to use the following definitions as constituting the proper measurement date, and generally these dates were used in testing the stated grant dates or establishing corrected measurement dates:

Discretionary Director and Officer Grants	The date of a Compensation Committee meeting where the grant was approved or the date the final Compensation Committee signer approved the grant when approval occurred through unanimous written consent documents ("UWC").
Automatic Director Grants	The date specified in the relevant stock option plan.
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

        During the Review Period, the Company granted stock options on approximately 34 million shares of the Company's common stock at 197 grant dates. The review specifically examined the appropriateness of the stated grant date for approximately 90% of the stock options granted, including all stock option grants made to directors and officers, all broadbase options and all option grants made in connection with business acquisitions. The review included an extensive examination of the Company's historical stock option practices—including information from stock option administration, human resource, legal, and accounting department files and records as well as from e-mail communications, an electronic database of the Company's stock option activity maintained by a third party, and information stored in Company hard drives and back-up tapes. The Review Team also conducted interviews of individuals involved with the granting, advising, administering, or accounting for stock options, including current and former: management, members of the Board of Directors, employees, and non-employee professionals.

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

(1)
Under APB 25 there is no expense adjustment arising from using the corrected measurement date for these grants because the amount the employee would have to pay to exercise these stock option grants exceeded the quoted market price of the Company's Common Stock at the corrected measurement date, and therefore, these stock option grants contained no intrinsic value at the corrected measurement date.

(2)
The number of grants exceeds the number of grant dates because on certain grant dates more than one category of stock option grants were approved.

        A non-cash compensation charge, to be recognized as an expense over a grantee's service period, arises under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), the accounting standard governing the Company's stock option accounting through 2005, if a stock option has intrinsic value at its measurement date. This intrinsic value is measured by the excess, if any, of the fair value at the date of grant of the underlying common stock over the stock option's exercise price. The Company's practice has been to grant stock options with exercise prices equal to the closing price of the underlying Company common stock at each grant date, to use the grant date as the measurement date for stock-based compensation purposes, and as such previously the Company had determined the granted stock options had no intrinsic value at their grant dates and no compensation expense was recognized. However, APB 25 states the measurement date does not occur until all essential actions necessary to grant the option are completed, including the final determination of both the number of shares to be granted to each employee or director and the exercise price, and the option grant is approved by those with requisite authority. A September 19, 2006 letter publicly issued by the SEC's Chief Accountant focused companies registered with the SEC on the need for the number of shares and exercise price of an award to an individual to be finalized to have a measurement date. This letter clarifies the SEC staff's view that if it is possible that those terms could change, a measurement date has not occurred, even if the award's terms are not actually changed.

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

        A total of 17.9 million stock options were granted at the 53 tested grant dates during 2000 through 2005 where the Governance Committee's review found the Company used incorrect measurement dates. Using the corrected measurement dates, 10.3 million stock options had intrinsic value because their exercise prices were below the closing price of the Company's Common Stock at the corrected measurement date, and 7.6 million stock options had exercise prices that exceeded the closing price of the Company's Common Stock and therefore had no intrinsic value to be accounted for under APB 25. These 10.3 million stock options resulted in an increase in non-cash stock-based compensation expense of $24.3 million during 2000 to 2005. Of the 10.3 million stock options resulting in additional non-cash stock-based compensations expense, 2.0 million options were granted to officers and directors and resulted in $6.1 million of additional non-cash stock-based compensation expense.

        In some cases, in correcting the measurement date for previously granted stock options additional taxable income to employees arises on which additional payroll taxes are due from the employee as well as the Company. The Company has assumed responsibility for all additional payroll taxes plus related penalties and interest arising from the restatement of stock-based compensation, including amounts otherwise payable by stock option recipients, and the Company's restated financial statements include a $1.5 million accrual for this estimated expense.

        Because the holders of stock options where corrections were made to the measurement dates were not aware that improper measurement dates were used, the Company has taken certain actions and is contemplating taking additional actions to deal with the adverse personal income tax consequences that may be incurred by the holders of stock options with corrected measurement dates. Adverse personal income tax consequences arise from the exercise of stock options vesting after December 31, 2004 where the corrected measurement dates cause them to have an exercise price below the fair market value of Company's common stock at the measurement date ("409A Affected Options"). Such an exercise would subject the option holder to a penalty tax under IRC Section 409A (and, as applicable, similar penalty taxes under California and other state tax laws). The Company has evaluated its stock option exercises through December 31, 2006 and determined there were no exercises of 409A Affected

Options; accordingly, no penalty tax has been incurred by employees exercising stock options through that date.

        The Company is considering how to deal with exercises of 409A Affected Options that occur in 2007 and beyond. One alternative would be to offer to amend all 409A Affected Options to change the exercise price to the fair market price of the Company's common stock on the corrected measurement date. These amended options would not be subject to taxation under IRC Section 409A. Under IRS regulations, option amendments had to be completed by December 31, 2006 for anyone who was an executive officer or member of the Board of Directors when he or she received 409A Affected Options. Therefore, prior to December 31, 2006, eight of the Company's current and former executive officers and directors executed an irrevocable Protective Amendment Election Form whereby any of their stock options will be automatically amended to restate the exercise price to the fair market value of the Company's common stock at the corrected measurement date if in the future such stock options would otherwise be determined to be 409A Affected Options. A similar offer to amend all 409A Affected Options held by non-officer employees is currently under consideration, but no decision has been reached.

        During the review the Company also discovered a stock option grant to a former officer that was modified in 1998 in connection with his termination of employment that should have resulted in additional compensation expense. This change was never included in the Company's stock option grant records and the additional compensation expense resulting from the change in the option's terms (approximately $1.2 million) was not recorded previously. This discovery is consistent with the Review Team's finding that in certain instances there was a lack of formal documentation in the stock option granting process and/or expected documentation is missing from the stock option administration files. In addition, the Review Team found that, in many instances, there was a lack of self-authenticating evidence to corroborate that cash exercises were contemporaneous. As a result, the findings on the issue of backdating of cash exercises were inconclusive.

        The Company's accounting for stock-based compensation changed to a fair value method in 2006 when, as required by accounting standards, it ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation pursuant to Statement of Financial Accounting Standards 123(R) Share-Based Payments ("SFAS 123(R)"). Under this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. The Company recognizes stock compensation expense on a straight-line basis under SFAS 123(R).

        The table below shows the effects of correcting the consolidated financial statements for the Governance Committee's findings and the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment. Consistent with its historical accounting policy, this additional stock-based compensation expense is being recognized on an accelerated basis by treating each vesting tranche as a separate stock option grant (graded vesting). Additionally, the table gives effect to corrections of the accounting for performance related stock options and restricted stock grants in the first two quarters of 2006, all of which were previously identified and considered immaterial. The effects of correcting the errors in the Company's previous stock option accounting were to increase (reduce) previously reported non-cash compensation expense, payroll taxes, income taxes and net income by the following amounts (in thousands of dollars):

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

        The following table shows the Company's stock-based compensation expense as previously reported and the impact of the restatement (excluding payroll taxes) on stock-based compensation for periods prior to fiscal 2006, net of income tax:

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

Governance Committee Findings

        Upon completing its review, the Governance Committee concluded it found no evidence of intent to manipulate the Company's operating results or financial statements. A key finding of the Governance Committee was that there were deficiencies with the process by which stock options were granted during the period from the Company's initial public offering in 2000 through at least 2005, which resulted in accounting errors. The Governance Committee concluded that certain members of management bear varying degrees of responsibility for the deficiencies in the process by which options were granted. The Governance Committee's review also concluded that none of the current or former employees or directors of the Company engaged in intentional wrongdoing.

Restatement and Impact on Financial Statements

        The following table presents the decrease in net income, by year, as a result of restating for the results of the China sales investigation and the historical stock option accounting review:

		Restatement adjustments
Year ended December 31,	Net income (loss), as previously reported	China Sales	Stock Options	Total	Net income (loss), as restated
		(Decrease) Increase (in thousands)
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002		(19,697)	(6,560)	(26,257)
2003		(6,382)	(11,089)	(17,471)

Totals through December 31, 2003		(36,639)	(22,825)	(59,464)

2004	$69,824	(18,594)	(381)	(18,975)	$50,849

2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)

2000-2005 Total		(97,666)	(26,059)	(123,725)

Three months ended June 30, 2006	$(21,443)	(371)	(510)	(881)	$(22,324)

Six months ended June 30, 2006	$(32,078)	989	(1,181)	(192)	$(32,270)

        The cumulative effect of the restatements at December 31, 2003 was a net increase to additional paid-in capital and deferred stock-based compensation of $26.0 million from $646.7 million to $672.7 million, and a decrease in retained earnings of $59.5 million from $237.4 million to $177.9 million, and a decrease in total stockholders' equity of $33.5 million from $887.7 million to $854.2 million.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

        Revenues from sales of telecommunications equipment and handsets are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If the payment due from the customer is not fixed or determinable due to extended payment terms, revenue is recognized as payments become due from the customer, assuming all other criteria for revenue recognition are met. Any payments received prior to revenue recognition are recorded as customer advances. Normal payment terms differ for various reasons amongst different customer regions, depending upon common business practices for customers within a region. Billing to customers for shipping and handling costs are recorded as revenues and the associated costs are recorded as costs of revenues. Any expected losses on contracts are recognized when identified on an individual basis in accordance with the prevailing accounting guidance for the respective contract.

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and SEC Staff Accounting Bulletin No. 104 "Revenue Recognition." Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time the Company can establish verifiable objective evidence of the fair value.

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

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2 "Software Revenue Recognition," as amended, and EITF No. 03-05 "Applicability of SOP 97-2 to Non-Software Deliverables Containing More Than Incidental Software." The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE"). VSOE of fair value of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases the Company has agreed to give software upgrade rights on a "when and if made available" basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of "post contract support." The Company has not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided. The expected period of support is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. The Company reviews assumptions regarding the estimated post contract support periods on a regular basis. If the Company determines that it is necessary to revise the Company's estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post contract support periods were different than original assumptions, the contract revenues would be recognized over the remaining expected period of support.

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

        Occasionally, the Company enters into revenue sharing arrangements. Under these arrangements, the Company collects payment only after its customer, the telecommunications service provider, collects service revenues. When the Company enters into a revenue sharing arrangement, the Company does not recognize revenue until collection is reasonably assured.

        Because of the nature of doing business in China and other emerging markets, the Company's billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue. Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. The Company had current deferred revenue of $90.1 million and $95.7 million, and long-term deferred revenue of $239.0 million and $261.0 million, at September 30, 2007 and December 31, 2006, respectively.

Inventories

        Inventories consist of product held at the Company's manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or market value, net of write-downs for excess, slow moving and obsolete inventory. With the exception of the handset inventory for our Personal Communications Division ("PCD"), which is based on weighted average cost, inventory cost is computed using standard cost, which approximates actual cost on a first-in, first-out basis. Inventory is written down for estimated obsolescence or unmarketable inventory equal to the difference between inventory cost and the net realizable value.

Deferred costs

        Deferred costs consist of product shipped to the customer for which the rights and obligations of ownership have passed to the customer but revenue has not yet been recognized. All deferred costs are stated at cost. Management periodically assesses the recoverability of deferred costs and provides reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including the length of time the product has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists and/or the evaluation if a related transaction will result in a gross margin loss. In a loss situation for a transaction, the deferred cost balance is adjusted for impairment in an amount equal to the value of the excess of cost over the amount of revenue that will be eventually recognized for the transaction. Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of product at customer sites with specific or individual customer, the financial conditions of any specific or individual customer may result in increased concentration risk exposure for the Company's inventory.

        For any post contract support services where the revenue is deferred, the entire related deferred direct costs are classified as a noncurrent asset, consistent with the definition of a current asset per Accounting Research Bulletin No. 43, "Working Capital: Current Assets and Current Liabilities."

Stock-Based Compensation

        Prior to January 1, 2006, the Company accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provided the required pro forma disclosures under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") In accordance with APB 25, non-cash compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date, based on the difference between the exercise price and the market price. The expense was recognized ratably over the associated service period, which was generally the option vesting term.

        On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), using the modified prospective transition method. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company used the Black-Scholes option-pricing model ("Black-Scholes model") method of valuation for share-based awards granted on or prior to December 31, 2005, and continues to use the Black-Scholes model for subsequent share-based payment awards. On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award.

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

        In 2006, due to developments in its business, the Company determined that earnings from certain subsidiaries were not permanently reinvested outside the United States. The Company provides U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States. Under APB 23 "Accounting for Income Taxes—Special Areas," deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings could be deemed to be permanently reinvested outside the United States. Prior to 2006, the Company had not provided for U.S. tax on any foreign unremitted earnings because the Company did not intend to repatriate such earnings.

        As described in Note 20, effective January 1, 2007, the Company adopted FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."

NOTE 4—STOCK-BASED COMPENSATION

        The Company has granted restricted stock awards to certain of its employees under the 1997 Stock Plan ("1997 Plan") and the 2006 Equity Incentive Plan (the "2006 Plan"). Such awards generally vest over a period of one to four years from the date of grant. Upon the adoption of the 2006 Plan in July 2006, the Company terminated the 1997 Plan and no longer grants restricted stock under the 1997 Plan. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding. On February 28, 2006, the Company granted rights to purchase 301,133 shares of restricted stock to executive officers of the Company and these grants were allowed to lapse unexercised in March 2006. In their place, on February 1, 2007, the Compensation Committee of the Board of Directors of the Company ("Committee") determined that certain executive officers were eligible to receive 203,000 shares of common stock in the aggregate ("Performance Stock") based on their level of performance during the Company's 2006 fiscal year. The Committee's determination is subject to compliance with applicable law, and the Committee will issue the Performance Stock after the Company is in compliance with all SEC reporting requirements. The Performance Stock was included in the Company's computation of stock-based compensation expense which was zero and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, and $0.2 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.

        In addition, on February 28, 2006, the Committee granted 602,267 performance options under the 1997 and 2006 Plans. On February 1, 2007, the Committee determined, based on each executive officer's level of performance during the Company's 2006 fiscal year, that 406,000 shares underlying the performance options vested as of February 28, 2007. Each performance option has an exercise price of $6.25 per share, which equals the closing price of the Company's common stock on the NASDAQ Stock Market on the date of grant, February 28, 2006. The 196,267 performance options not declared vested by the Committee were cancelled and returned to the Company. The performance options are included in the Company's computation of stock-based compensation expense which was zero and $0.8 million for the three months ended September 30, 2007 and 2006, respectively, and $0.5 million and $1.5 million for the nine months ended September 30, 2007 and 2006, respectively.

        The total stock-based compensation cost recognized in the condensed consolidated statement of operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
		(in thousands)
Stock-based compensation expense by type of award
Employee stock options and stock purchase plans	$1,447	$4,203	$4,666	$12,330
Restricted stock	584	1,401	2,304	3,206
Forfeitures related to disposal of a component of a business	—	—	—	(2,393)

Total	$2,031	$5,604	$6,970	$13,143

        For additional information regarding the Company's stock-based compensation plans, see the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

NOTE 5—LOSS PER SHARE

        Basic earnings per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period, which excludes unvested restricted shares. Diluted EPS presents the amount of net loss available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company's potential common shares include employee stock options, unvested restricted shares, a written call option, warrants, convertible subordinated notes and vested acquisition-related stock options.

        The following is a summary of the calculation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands except per share data)
Numerator
Net loss for basic EPS computation	$(55,328)	$(43,048)	$(171,017)	$(75,316)
Effect of dilutive securities — convertible subordinated notes	—	—	—	—

Net loss adjusted for dilutive securities	$(55,328)	$(43,048)	$(171,017)	$(75,316)

Denominator
Shares used to compute basic EPS	121,011	120,676	120,965	120,628
Dilutive common stock equivalent shares	—	—	—	—

Shares used to compute diluted EPS	121,011	120,676	120,965	120,628

Loss per share — basic and diluted	$(0.46)	$(0.36)	$(1.41)	$(0.62)

        For the three and nine months ended September 30, 2007 and 2006, no potential common shares were dilutive because of the net loss in each of these periods, and basic and diluted EPS are the same. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Stock options	17,983	20,787	18,658	20,787
Conversion of convertible subordinated notes	11,543	11,543	11,543	11,543
Unvested restricted shares	481	827	543	744

	30,007	33,157	30,744	33,074

NOTE 6—COMPREHENSIVE LOSS

        The reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Comprehensive income
Net loss	$(55,328)	$(43,048)	$(171,017)	$(75,316)
Unrealized gain on investments, net of related income tax effects	23,799	15,719	72,071	15,721
Foreign currency translation	7,835	5,553	19,742	8,817

Total comprehensive loss	$(23,694)	$(21,776)	$(79,204)	$(50,778)

NOTE 7—CASH, CASH EQUIVALENTS AND INVESTMENTS

        Cash and cash equivalents consist of instruments with maturities of three months or less at the date of purchase. There were no available-for-sale securities included in cash and cash equivalents at September 30, 2007 or December 31, 2006. Short-term investments, consisting entirely of available-for-sale securities, were $134.3 million and $9.5 million at September 30, 2007 and December 31, 2006, respectively.

        The Company accepts bank notes receivable with maturity dates of between three and nine months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes sold during the three and nine months ended September 30, 2007 and 2006. (See Note 9)

        Short-term investments increased at September 30, 2007 from December 31, 2006 due to a reclassification of $115.2 million of investments previously classified as long-term to short-term. After evaluating the Company's ability and intent to liquidate certain investments in publicly held companies during the fiscal quarter ended September 30, 2007, the Company reclassified investments in Gemdale and Infinera from long-term to short-term as the Company expects to sell all or part of the investments over the next twelve months and use the proceeds in its current operations. Other available-for-sale securities currently consist of bank time deposits, but can consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings.

        The following table shows the fair values of the Company's total investments at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
	(in thousands)
Equity Securities
Gemdale Company, Ltd.	99,197	$32,781
Infinera	15,967	1,902
Global Asia Partners L.P.	2,017	1,700
Fiberxon, Ltd.	—	3,000
ImmenStar, Inc.	—	2,000
MRV	3,768	—
Cortina	3,013	—
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
Others	191	124
Debt securities	19,154	9,546

Total investments	$149,609	$57,355

Short-term investments	$134,318	$9,546

Long-term investments	$15,291	$47,809

Gemdale

        Gemdale Co., Ltd ("Gemdale") is a real estate company that invests and develops properties in China, primarily in Shanghai, Beijing, Shenzhen and Wuhan. As of September 30, 2007, the Company had a 1.65% ownership interest in Gemdale. The investment is classified as equity securities available-for-sale and recorded at fair value.

Infinera

        On June 7, 2007, Infinera Corporation ("Infinera") closed its initial public offering of 14,000,000 shares of common stock at a price of $13.00 per share. Infinera also announced that the underwriters of the offering exercised in full their option to purchase an additional 2,100,000 shares of Infinera common stock, bringing the total initial public offering to $209.3 million. After the initial public offering, the Company was entitled to convert its 669,643 shares of Series D Preferred Stock and 2,500,000 shares of Series E Preferred Stock into 792,410 shares of Infinera's common stock, subject to Rule 144 trading restrictions and a 180-day lock-up period from June 2007 through December 2007.

        As a result of the initial public offering, the value of the Infinera shares owned by the Company was readily determinable and the investment was classified as an equity security available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Global Asia Partners L.P.

        Global Asia Partners L.P. ("GAP") is a venture capital fund formed to make private equity investments in private and pre-IPO technology and telecommunications companies in Asia. Between June 2002 and April 2005, the Company invested a total of $2.6 million in the fund. As of September 30, 2007, the Company owned 49% of the fund's outstanding partnership units and the investment is accounted for under the equity method. Earnings in the equity interest in GAP were $0 and $0.4 million for the three and nine months ended September 30, 2007, respectively, which resulted in an increase to the Company's investment in GAP at September 30, 2007.

Cortina Systems / ImmenStar

        In September 2004, the Company invested $2.0 million in Series A preferred stock of ImmenStar, Inc. ("ImmenStar"). ImmenStar is a development stage company that was designing a chip that can be used in the Company's product. This investment was accounted for under the cost method. In February 2007, ImmenStar was acquired by Cortina Systems, Inc. In exchange for the Company's investment in ImmenStar, the Company received 3.6 million shares of Series D Preferred Stock of Cortina Systems, Inc., $1.8 million cash in March 2007 and is entitled to receive an additional 0.4 million shares of Series D Preferred Stock and $0.2 million cash currently in escrow. As a result of the acquisition, the Company recorded a gain on investment of $2.8 million, in other income (expense), net, and owns a 1.3% interest of Cortina Systems, Inc. on a fully diluted basis. The Company accounts for the investment in Cortina Systems, Inc. using the cost method.

MRV/Fiberxon

        On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV Communications ("MRV"), which is a publicly-traded company. In exchange for the Company's interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company was paid the cash consideration of $1.5 million and received 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million. The Company also recorded an unrealized loss of $0.7 million representing the change in fair value of the investment during the third quarter of 2007.

NOTE 8—RESTRICTED CASH AND INVESTMENTS

        At September 30, 2007, the Company had short-term restricted cash and investments of $9.2 million and long-term restricted cash of $16.7 million included in other long-term assets. At December 31, 2006, the Company had short-term restricted cash and investments of $16.7 million and long-term restricted cash of $16.5 million included in other long-term assets. These amounts primarily collateralize the Company's issuances of standby and commercial letters of credit.

NOTE 9—ACCOUNTS AND NOTES RECEIVABLE

        The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable available for sale were $9.7 million and $5.1 million at September 30, 2007 and December 31, 2006, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Any notes that have been sold are not included in the Company's consolidated balance sheets as the criteria for sale treatment established by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"), have been met. Under SFAS 140, upon a transfer, the transferor or entity must derecognize financial assets when control has been surrendered and the transferee obtains control over the assets. In addition, the transferred assets have been isolated from the transferor, beyond the reach of its creditors, and the transferee has the right, without conditions or constraints, to pledge or exchange the assets it has received. There were no notes receivable sold during the three and nine months ended September 30, 2007 and 2006.

        In August 2005, the Company entered into a Committed Receivables Purchase Agreement ("Agreement") with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement. The Agreement contains provisions customary in transactions of this nature, including certain commitment fees. In March 2007, the Agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the commercial bank, with no associated commitment fees. During the three and nine months ended September 30, 2007, no receivables have been sold pursuant to provisions of the Agreement.

NOTE 10—INVENTORIES

        As of September 30, 2007 and December 31, 2006, total inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Inventories
Raw materials	$35,835	$72,230
Work-in-process	32,674	43,542
Finished goods	293,665	324,673

Total inventories	$362,174	$440,445

NOTE 11—GOODWILL AND INTANGIBLE ASSETS

        As of September 30, 2007 and December 31, 2006, goodwill was $3.1 million, the entire amount of which was allocated to the services operating segment. As of September 30, 2007 and December 31, 2006, intangible assets consisted of the following:

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets:
Existing technology	$39,530	$(32,338)	$7,192	$39,530	$(27,824)	$11,706
Customer relationships	57,220	(23,143)	34,077	57,220	(18,544)	38,676
Trade names	4,940	(4,829)	111	4,940	(3,829)	1,111
Non-compete agreement	10,800	(7,875)	2,925	10,800	(5,850)	4,950

	$112,490	$(68,185)	$44,305	$112,490	$(56,047)	$56,443

        Amortization expense was $4.0 million and $4.8 million for the three months ended September 30, 2007 and 2006, respectively, and was $12.1 million and $14.6 million for the nine months ended September 30, 2007 and 2006, respectively. The estimated aggregate amortization expense for intangibles for the remainder of 2007 and each of the next four years and thereafter is as follows:

September 30, 2007
(in thousands)
Amortization expense
Remainder of 2007	$3,824
2008	12,744
2009	6,874
2010	5,132
2011	5,132
Thereafter	10,599

Total	$44,305

NOTE 12—DEBT

        The following represents the outstanding borrowings at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(in thousands)
Debt
Bank loans	$140,134	$102,510
Capital lease obligations, at 4.7%-10.0%, due through 2011	647	809
Convertible subordinated notes, due March 1, 2008	274,600	274,600

Total debt	415,381	377,919
Long-term debt	404	275,161

Short-term debt	$414,977	$102,758

        At September 30, 2007, the Company had loans with various banks totaling $140.1 million with interest rates ranging from 5.51% to 6.67% per annum. These bank loans mature during 2007 and through the third quarter of 2008, and are included in short-term debt. There are no significant covenants associated with these loans.

        The Company had credit facilities totaling $633.9 million, of which $351.0 million remained available for working capital purposes. As of September 30, 2007, we had drawn $140.1 million in outstanding borrowings, with interest rates ranging from 5.51% to 6.67%, and $282.9 million was available for use in support of letters of credit and corporate guarantees. All of these facilities expire in 2007. There is no guarantee that these facilities will be renewed. As of September 30, 2007 the Company had not guaranteed any debt not included in the consolidated balance sheet. The Company had available borrowing facilities of $698.3 million as of December 31, 2006.

        On March 12, 2003, the Company completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company's common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.7 million and have been recorded in other long-term assets and are being amortized over the life of the notes.

        The Company has entered into a convertible bond hedge and a call option transaction. The convertible bond hedge, as amended, allows the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option, as amended, allows the holder to purchase 11.5 million shares of the Company's common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008.

        The Company recorded these instruments at cost, and their carrying value at September 30, 2007 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by the Company to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. The convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. Payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes bore a stated interest rate of 7.625%.

        On May 31, 2007, the Company received a notice of default from the Trustee for the notes asserting that the Company was in default under the Indenture agreement, as amended by the First Supplemental Indenture with respect to the Company's convertible subordinated notes due in March 2008. Subsequently, the Company solicited and obtained the requisite consents from the holders of the notes to a waiver, effective July 26, 2007, of any default which may have occurred prior to such date due to the delay in filing certain periodic reports with the SEC and non-compliance with certain covenants, and the Company entered into a Second Supplemental Indenture with the Trustee, dated July 26, 2007, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with the Company's consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that the convertible subordinated notes accrue additional interest at a rate of (a) 6.75% per annum in special interest from and after January 9, 2007 to and including July 25, 2007, and (b) 10% per annum in special interest from and after July 26, 2007 to the date the notes are paid, prepaid, redeemed, converted or otherwise cease to be outstanding. The special interest rate provided by the Second Supplemental Indenture represented an increase of 3.25% per annum over the special interest rate of 6.75% provided by the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%. Payments of special interest will be made in addition to, and at the same time and in the same manner as, regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.

        The Second Supplemental Indenture also provided that (i) during the period from and including July 26, 2007 to and including October 15, 2007 ("Covenant Reversion Date"), any failure by the Company to comply with the covenants contained in the original agreement related to the filing of reports required to be filed with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date.

        The Company filed its Annual Report on Form 10-K for the year ended December 31, 2006 and its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 with the Securities and Exchange Commission on October 10, 2007.

        On October 15, 2007, the Company received an additional notice of default asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the Notes. The specific purported defaults referred to in the notice of default were (i) the Company's failure to file with the SEC and provide copies to the Trustee of its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and (ii) the Company's failure to deliver to the Trustee the officer's certificate of compliance of the Company required by the Indenture. The notice of default provided that the Company had 60 consecutive days from October 15, 2007 to cure the purported defaults before such defaults would constitute an "Event of Default" under the Indenture. The occurrence of an "Event of Default" under the Indenture would afford the Trustee or holders of not less than 25% in aggregate principal amount of outstanding Notes the right to declare the full principal amount of all outstanding Notes to be immediately due and payable. On October 17, 2007, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and on October 19, 2007, the Company filed its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007. As of October 19, 2007, the Company filed all required reports with the SEC and delivered the officer's certificate of compliance to the Trustee prior to the end of the 60-day period set forth in the October 15th notice of default. The Company was subsequently notified by the Trustee that the Company had cured its purported default under the Indenture within the period specified by the notice of default.

NOTE 13—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

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

        Warranty obligations, included in other current liabilities are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Beginning of period	$53,616	$64,108	$63,900	$76,719
Accruals for warranties issued during the period	11,466	17,938	25,508	35,271
Settlements made during the period	(11,790)	(17,108)	(36,116)	(47,052)

Balance at end of period	$53,292	$64,938	$53,292	$64,938

        During 2005, the Company recorded a special warranty charge for equipment sold to Softbank during 2003 and 2004. Since the agreement to repair these parts exceeds the Company's normal warranty terms the Company recorded special warranty charges of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million primarily for multi-service optical transport product ("NetRing™") equipment and $14.9 million for Gigabit Ethernet Passive Optical Network ("GEPON") equipment. The special warranty balance was $8.6 million and $18.6 million at September 30, 2007 and 2006, respectively, and is included in the above amounts. All of these products are in the Broadband Infrastructure segment.

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

NOTE 14—COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013. The minimum future lease payments under the leases at September 30, 2007 were as follows:

September 30, 2007
(in thousands)
Lease commitments
1 year	$14,229
2 year	9,625
3 year	4,216
4 year	1,062
5 year and after	1,010

Total minimum lease payments	$30,142

        Rent expense for the three and nine months ended September 30, 2007 was $4.5 million and $14.0 million, respectively. Rent expense for the three and nine months ended September 30, 2006 was $4.8 million and $15.0 million, respectively.

Contractual obligations and commercial commitments:

        As of September 30, 2007 the Company's obligations under contractual obligations and commercial commitments were as follows:

	September 30, 2007 Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years
	(in thousands)
Obligations
Bank loans	$140,134	$140,134	$—	$—
Convertible subordinated notes	$274,600	$274,600	$—	$—
Interest payable on debt	$16,685	$16,685	$—	$—
Letters of credit	$43,095	$26,403	$16,692	$—
Long-term purchase obligations	$4,261	$60	$4,201	$—

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

Long-term purchase obligations

        At September 30, 2007, long-term purchase obligations include non-cancelable agreements to purchase components, primarily in connection with last time buy agreements (i.e. vendor's final production run for certain inventory components). As of September 30, 2007, total commitments under these agreements were approximately $4.3 million. Additionally, the Company has agreed to purchase global data services from Verizon Communications, Inc. ("Verizon"). As of September 30, 2007, the remaining commitment to Verizon under this agreement ceases to be long-term. In connection with the sale of assets to Marvell Technology Group Ltd ("Marvell"), the Company agreed to purchase from Marvell certain chipsets that will be included in the Company's PAS handsets through 2011. These chipsets will be included in certain handset products designed and manufactured by the Company.

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

Income Tax Obligations

        Effective January 1, 2007, the Company adopted the provisions of FIN 48. As of September 30, 2007, the Company had $85.7 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is $7.3 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.4 million. The Company has not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Litigation

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class action lawsuits alleging federal securities violations were filed against the Company and various officers and directors of the Company. The actions have been consolidated in United States District Court for the Northern District of California under the caption In re UTStarcom, Inc. Securities Litigation, Master File No. C-04-4908-JW (PVT). The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint.

        On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of the Company's current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company's historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between July 24, 2002 and September 4, 2007.

        Due to the preliminary status of these lawsuits and uncertainties related to litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, the Company is unable at this time to estimate the effects of these complaints on the Company's financial position, results of operations, or cash flows.

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

Shareholder Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company's current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled the Company's demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint.

        Due to the preliminary status of this complaint and uncertainties related to litigation, the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, the Company is unable at this time to estimate the effects of this complaint on the Company's financial position, results of operations, or cash flows.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company's directors and officers and various underwriters for the Company's initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including the Company). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The Company's case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. It is unclear whether there will be any revised or future settlement. If the litigation proceeds, the Company believes that the Company has meritorious defenses and intends to defend the action vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, the Company is unable to currently estimate the loss, if any, associated with the litigation.

Passave Litigation

        In November 2005, the Company filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. ("Passave") for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave's wholly-owned subsidiary) to the Company. The Company's complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to the Company. The parties entered into a settlement agreement in favor of the Company, dated August 7, 2007, and have since dismissed all claims with prejudice.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, the Company asserts that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 ("the '473 patent") through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. The Company seeks declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, denying the Company's allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, the Company filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that the Company would withdraw the Company's motion to strike. On August 10, 2005, the Company responded to Starent's amended counterclaim filed on July 27, 2005. In early December 2006, the Company filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage and its outcome cannot be predicted, although the Company believes the litigation has merit. Nonetheless, the Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition, or results of operations.

        On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. In its Complaint, the Company asserts that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent's ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using the Company's confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with the Company's business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent's products, and that several of Starent's patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendants motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company's complaint, denying the Company's allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage. The Court has recently given the Company permission to amend the Complaint to allege additional related causes of action. The Amended Complaint will be filed by November 16, 2007 and Starent will be given twenty days to answer and file any counterclaims. It is anticipated that the Company will then renew its motion to dismiss most of the counterclaims. The court has appointed a special master to handle discovery and issues related to identification of the trade secrets. Discovery is now ongoing. The Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition or results of operations.

Telemetrix, Inc. Arbitration

        On October 19, 2006, Telemetrix, Inc. ("Telemetrix") filed a formal Request for Arbitration against the Company to the World Intellectual Property Organization ("WIPO") in Geneva, Switzerland. The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and

Telos Technology, Inc., dated October 22, 2003. The Company assumed Telos' rights and obligations under this contract pursuant to the Company's purchase of Telos' assets on May 19, 2004. Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage. In December 2006, the Company filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix. An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of the Company due to Telemetrix's failure to allege sufficient facts in support of a majority of its causes of action. On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract, fraud, interference with contractual relations and interference with prospective economic advantage. The previous hearing date of December 11-13, 2007 has been vacated. No hearing date has been rescheduled. Discovery has begun. The financial impact of the above claim is not determinable at this time. Therefore, the Company is unable to currently estimate the loss, if any, associated with this claim.

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a Complaint against the Company in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that the Company breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that it never intended to fulfill. The Telos Plaintiffs sought at least $19 million in damages, unspecified punitive damages and attorneys' fees. The parties executed a settlement agreement in the amount of $4.5 million on August 20, 2007 and the case was dismissed on September 26, 2007 with prejudice.

Other Litigation

        The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 15—SEGMENT REPORTING

        The Company has organized its business in a manner consistent with the chief operating decision makers' view and management of the business. The Company offers products and services through four operating units, (i) Network Solutions, (ii) PCD, (iii) Handsets and (iv) Services. The Network Solutions operating unit provides its products and services through two reporting segments; Broadband Infrastructure and Wireless Infrastructure. Each reporting segment and operating unit is responsible for managing its own performance.

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

        Summarized below are the Company's segment sales revenue and gross profit for the three and nine months ended September 30, 2007 and 2006, respectively.

	Three months ended September 30,				Nine months ended September 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)				(in thousands)
Net Sales by Segment
Broadband Infrastructure	$42,222	7%	$50,754	8%	$112,827	7%	$152,774	9%
Wireless Infrastructure	67,616	10%	110,299	18%	200,586	12%	331,997	19%

Network Solutions	109,838	17%	161,053	26%	313,413	19%	484,771	28%
PCD	458,301	71%	328,701	55%	1,104,428	66%	917,943	52%
Handsets	59,254	9%	93,163	16%	191,150	12%	299,266	17%
Service	19,101	3%	17,982	3%	51,649	3%	52,426	3%

	$646,494	100%	$600,899	100%	$1,660,640	100%	$1,754,406	100%

	Three months ended September 30,				Nine months ended September 30,
	2007	Gross Profit %	2006	Gross Profit %	2007	Gross Profit %	2006	Gross Profit %
	(in thousands)				(in thousands)
Gross profit by Segment
Broadband Infrastructure	$(6,112)	(14)%	$(837)	(2)%	$7,835	7%	$27,138	18%
Wireless Infrastructure	19,502	29%	54,217	49%	72,341	36%	158,835	48%

Network Solutions	13,390	12%	53,380	33%	80,176	26%	185,973	38%
PCD	26,983	6%	(7,057)	(2)%	59,750	5%	19,653	2%
Handsets	16,966	29%	24,012	26%	64,409	34%	88,521	30%
Service	7,094	37%	4,466	25%	15,112	29%	13,395	26%

	$64,433	10%	$74,801	12%	$219,447	13%	$307,542	18%

        Assets by segment are as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Long-lived assets
Broadband Infrastructure	$43,236	$43,157
Wireless Infrastructure	79,837	79,691

Network Solutions	123,073	122,848
PCD	1,672	2,377
Handsets	43,675	43,596
Service	44,415	44,334

	$212,835	$213,155

	September 30, 2007	December 31, 2006
	(in thousands)
Total assets
Broadband Infrastructure	$662,513	$438,190
Wireless Infrastructure	716,714	909,450

Network Solutions	1,379,227	1,347,640
PCD	340,360	414,295
Handsets	374,947	505,693
Service	104,081	106,322

	$2,198,615	$2,373,950

        Net sales are attributed to a geographical area based upon the location of the customer. Net sales data by geographical area are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)				(in thousands)
Net sales by region
United States	$457,945	71%	$328,433	54%	$1,112,448	67%	$924,548	53%
China	124,228	19%	190,379	32%	390,184	24%	595,505	34%
Japan	19,863	3%	30,745	5%	54,701	3%	116,477	6%
Other	44,458	7%	51,342	9%	103,307	6%	117,876	7%

Total net sales	$646,494	100%	$600,899	100%	$1,660,640	100%	$1,754,406	100%

        Long-lived assets, consisting of property, plant and equipment by geographical area are as follows:

	September 30, 2007	December 31, 2006
	(in thousands)
Long-lived assets
U.S.	$18,524	$14,354
China	187,505	191,517
Other	6,806	7,284

Total long-lived assets	$212,835	$213,155

        During the quarter ended September 30, 2007, the Company announced a new corporate strategy that will change the key business segments on which the Company will focus to measure performance and allocate resources in the fourth quarter of 2007. The new segment structure, which is expected to be in place by the end of the fourth quarter of 2007, is expected to be as follows:

  •
  Multimedia Communications

  •
  Broadband

  •
  Terminal

  •
  Personal Communications Division (PCD)

  •
  IPCDMA

  •
  Custom Solutions

NOTE 16—TRANSACTIONS WITH RELATED PARTIES AND CERTAIN INVESTEES

        The following is a summary of the Company's transactions with related parties and other investees:

	Three months ended September 30,		Nine months ended September 30,
	Net sales		Net sales
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Softbank	$19,633	$27,744	$46,551	$106,798
Japan Telecom, Ltd	—	1,965	6,429	5,221

Total Softbank and affiliates	19,633	29,709	52,980	112,019

Xalted Network, Inc.	—	—	224	—
ORG, Inc.	—	1,364	641	1,626
Other	11	—	11	—

Total	$19,644	$31,073	$53,856	$113,645

	Accounts receivable, net		Accounts payable
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
	(in thousands)
Softbank and affiliates	$36,050	$29,941	$1,755	$535
MDC Holding, Ltd.	995	1,300	—	—
Fiberxon, Ltd.	11	44	198	368
ORG, Inc.	—	1,025	—	—
GCT Semiconductor, Inc.	—	—	433	1,051
Acoustek Int'l, Inc.	—	—	—	51
Cortina/Immenstar	—	—	8	345
Other	—	8	20	50

Total	$37,056	$32,318	$2,414	$2,400

	Three months ended September 30,		Nine months ended September 30,
	Purchases		Purchases
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Softbank and affiliates	$203	$1,016	$1,702	$1,405
Fiberxon, Ltd.	461	1,690	4,076	2,096
GCT Semiconductor, Inc.	533	528	2,286	4,902
Cortina/Immenstar	21	1,250	1,423	1,793
Audiovox Comm. Corp	357	405	1,115	1,121

Total	$1,575	$4,889	$10,602	$11,317

Softbank and affiliates

        The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name "YAHOO! BB." The Company supports Softbank's fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™. In addition, the Company supports Softbank's new internet protocol television ("IPTV"), through sales of its RollingStream™ product. Included in revenue for the nine months ended September 30, 2006 is a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless infrastructure products.

        Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of September 30, 2007, the Company's customer advance balance related to Softbank agreements was $2.3 million compared to no balance as of December 31, 2006. The current deferred revenue balance related to Softbank was $7.1 million and $11.6 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, the Company's noncurrent deferred revenue balance related to Softbank was $10.8 million compared to $11.5 million as of December 31, 2006.

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

        On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of Softbank. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company's loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period. During the nine months ended September 30, 2007 and 2006, the Company recorded an immaterial amount and $0.5 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled during the first quarter of 2007 compared to a balance of approximately $1.0 million as of December 31, 2006 which was included in prepaid and other current assets.

        As of September 30, 2007, Softbank beneficially owned approximately 12% of the Company's outstanding stock.

ORG, Inc.

        The Company has a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc., a reseller of infrastructure equipment for broadband access. In January 2005, the Company entered into a reseller agreement with ORG, Inc., which was terminated in August 2006; however, revenue from this agreement was not recognized until the second fiscal quarter of 2007.

MDC Holding, Ltd.

        As of September 30, 2007, the Company had an outstanding accounts receivable balance with MDC Holding, Ltd. ("MDC") related to a PAS system purchase. Certain employees of the Company were shareholders of MDC as of September 30, 2007. MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

Fiberxon, Ltd/MRV Communications.

        As of September 30, 2007, the Company had an outstanding purchase commitment of $1.1 million with Fiberxon, Ltd. ("Fiberxon") in which the Company had a 7% ownership interest, to purchase component parts for optical networking products.

GCT Semiconductor, Inc.

        As of September 30, 2007, the Company had a 2% ownership interest in GCT Semiconductor, Inc., which designs, develops and markets integrated cost circuit products for the wireless communications industry. The Company purchases transceiver products from GCT Semiconductor, Inc.

Acoustek Int'l, Inc.

        The Company has obtained consulting services from Acoustek Int'l Inc. ("Acoustek"), which employed Minnie Huang, spouse of William Huang, the Company's former Senior Vice President and Chief Technology Officer. Mr. Huang's employment with the Company terminated on December 31, 2006. The Company made payments of $0.2 million during the nine months ended September 30, 2007 compared to $0.1 million for the same period in 2006 to Acoustek for consulting services.

Cortina / Immenstar

        The Company had an outstanding purchase commitment of $0.5 million as of September 30, 2007 with Cortina Systems, Inc, in which the Company had a 1.3% ownership interest on a fully diluted basis, to purchase chips that are used in one of the Company's products.

Xalted Networks, Inc.

        The Company received purchase orders from Xalted Networks ("Xalted") totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by the Company to other customers. The Company is charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but the revenue recognition process was not completed until the second fiscal quarter of 2007.

NOTE 17—RESTRUCTURING COSTS

        As of September 30, 2007 and December 31, 2006, the restructuring accrual, included within accrued liabilities in the condensed consolidated balance sheet, was zero and approximately $0.1 million, respectively. The liability relates to non-cancelable lease payments for the New Jersey facility. During the third quarter of fiscal 2007, the remaining restructuring accrual has been paid and as of September 30, 2007, the related restructuring plan initiated in the second quarter of fiscal 2005 was complete.

NOTE 18—OTHER INCOME (EXPENSE)

        The other income (expense) balances for the three and nine months ended September 30, 2007 and 2006 are comprised of the following items:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Other income and expense
Foreign exchange gains (losses)	$1.3	$0.4	$2.1	$6.1
Chinese government financial subsidy	0.2	0.5	0.7	1.3
Dividend income	—	1.0	—	1.7
Gain of sale of assets	—	—	—	2.5
Gain on sale Immenstar investment	—	—	2.8	—
Gain on sale Fiberxon investment	2.9	—	2.9	—
Other	(0.1)	(0.1)	—	0.7

Total	$4.3	$1.8	$8.5	$12.3

NOTE 19—CREDIT RISK AND CONCENTRATION

        The following customers accounted for 10% or more of the Company's net sales:

	Three months ended September 30,	Nine months ended September 30,
2007	% of Net Sales	% of Net Sales
Verizon	27%	22%
T-Mobile	12%	14%
Sprint Spectrum	14%	12%
2006
Verizon	12%	13%
T-Mobile	17%	10%

        At September 30, 2007, Sprint Spectrum accounted for 15% of the Company's accounts receivable, while T-Mobile and Softbank (a related party) each accounted for 11% of the Company's accounts receivable and no customer accounted for 10%, or more, of accounts receivable at December 31, 2006.

        Approximately 15% and 23% of the Company's net sales during the three months ended September 30, 2007 and 2006, respectively, and approximately 17% and 32% of the Company's net sales during the nine months ended September 30, 2007 and 2006, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $139.1 million and $170.4 million, respectively, as of September 30, 2007 and December 31, 2006. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company often requires letters of credit from its customers. The Company had accounts receivable from the Jiangsu province of 11% at December 31, 2006. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts. During the three months ended September 30, 2007, the Company experienced strong collections in China that resulted in a net credit of $2.3 million to the Company's allowance for doubtful accounts provision because certain remittances were related to aged receivable amounts that were reserved for in a prior period. As a result of similar circumstances during the same period in the prior year, the Company recognized a net credit of $10.2 million to the allowance for doubtful accounts provision in the third quarter of 2006.

        Approximately 19% and 32% of the Company's net sales during the three months ended September 30, 2007 and 2006, respectively, and approximately 24% and 34% of the Company's net sales during the nine months ended September 30, 2007 and 2006, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 20—INCOME TAX ASSETS AND LIABILITIES

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had $79.7 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is $6.4 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $73.3 million. The adoption also resulted in a reclassification of tax liabilities totaling $6.4 million from current to non-current. As of September 30, 2007, the Company's liabilities for unrecognized tax benefits totaled $85.7 million and are included in Other Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.4 million. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase the

Company's net income is approximately $7.3 million. The total liabilities for unrecognized tax benefits and increases for the current period of these liabilities relate primarily to the allocations of revenue and costs among our global operations.

        The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $2.2 million as of January 1, 2007 and approximately $2.9 million as of September 30, 2007.

        The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company's income tax returns for the 2003, 2004, and 2005 tax years are currently under audit by the United States Internal Revenue Service. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions in which the Company is subject to examination are in the United States and China. The Company does not anticipate a significant change to the total amount of liabilities for unrecognized tax benefits within the next 12 months.

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

        Income tax expense was $3.1 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively. Income tax expense was $10.7 million and $9.0 million for the nine months ended September 30, 2007 and 2006, respectively. There are two primary reasons why the Company has tax expense while the Company has pretax losses. First, the Company has not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 21—RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The Company is currently evaluating the effects of SFAS 157 on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS 159 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the effects of SFAS 159 on its consolidated financial statements.

NOTE 22—VARIABLE INTEREST ENTITY

        The FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and ("FIN 46"). FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity.

        During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan is partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty. As a result of the foregoing, and the fact that the venture's continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture. Therefore, this venture is consolidated into the Company's results as of September 30, 2007. This VIE had insignificant revenue during the three and nine months ended September 30, 2007 and 2006, and had net losses of $2.1 million and $5.3 million for the three and nine months ended September 30, 2007, respectively, and had net losses of $0.3 million and $1.7 million for the three and nine months ended September 30, 2006, respectively. The consolidation of this VIE represented $18.8 million and $17.2 million of the total assets of the Company as of September 30, 2007 and December 31, 2006. The liabilities of the VIE consolidated by the Company do not represent additional claims on the Company's general assets; rather they represent claims against the specific assets of the VIE. Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company's general assets. The creditors of the VIE do not have recourse to the Company, thereby limiting the liability risks associated with the Company's variable interests in the VIE.

        In the first quarter of 2005, the Company invested in an additional entity, which is considered a VIE where the Company is the primary beneficiary and does not hold a majority voting interest. The company was established to install, develop and operate a PAS network in Mongolia. The creditors of this VIE have no recourse to the Company. In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice allegations that an agent of the joint venture had offered payments to a Mongolian government official, in possible violation of the Foreign Corrupt Practices Act. The Audit Committee authorized an independent investigation into the matter. As a result of the investigation, the Company wrote off $1.2 million of intangibles and established a $2.6 million VAT reserve at December 31, 2005. The investigation is still ongoing. The consolidation of this entity resulted in a $6.0 million increase in both total assets and total liabilities and equity as of December 31, 2005. In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets of approximately $4.7 million. In November 2006, the Board of Directors of the VIE approved dissolution of the joint venture. As a result, the Company ceased to be the primary beneficiary of this VIE and the asset and the liabilities of the VIE were not consolidated as of December 31, 2006. The $2.6 million VAT reserve was reversed accordingly as management concluded that it is remote that the Company would be required to pay such tax for the joint venture.

NOTE 23—SALE OF ASSETS

Marvell Technology Group Ltd.

        In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. ("Marvell"). The assets sold include the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors. The Company received $35.4 million in cash, net of $0.6 million of transaction costs. Included in the cash received was $16.0 million earned by the Company as a result of achieving certain defined milestones. The Company received payment of this $16.0 million in October 2006. Upon satisfaction of certain escrow conditions, the Company received an additional $4.3 million in cash in August 2007 which was recorded in the condensed consolidated statement of operations as gain on sale of semiconductor design assets in the quarter ended September 30, 2007. In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company's handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of September 30, 2007, approximately $2.8 million has been amortized against cost of sales.

NOTE 24—SUBSEQUENT EVENTS

Restructuring Plan

        On October 2, 2007, our Board of Directors approved a restructuring plan (the "Plan") to reduce operating costs, which includes a worldwide reduction in force of approximately 11% of the Company's headcount, or approximately 700 employees. The workforce reduction will be based primarily in the United States and China and, to a lesser degree, other international locations. Management expects the Plan to be completed in the fourth quarter of fiscal year 2007. The Company expects to incur a restructuring charge in connection with the Plan of approximately $10.0 million, comprised largely of cash payments associated with one-time severance benefits, with the majority of the charge to be taken in the fourth quarter of 2007.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations regarding our compliance with SEC reporting requirements and NASDAQ listing requirements; our expectations as to the nature of possible market trends; our expectations regarding continued growth in our business and operations; our expectations regarding fluctuations in gross profit; our plans regarding payment of cash dividends; our expectations regarding recognition of certain compensation costs; our plans regarding legal proceedings; our expectations regarding the effect of legal proceedings and government inquiries; our expectations regarding the functionality, performance and features of our products; our expectation regarding Softbank's continued service of certain modems and modem rental agreements; our expectations regarding possible transition in our management; our plans and expectations regarding relationships with vendors and suppliers, including Marvell and Cellon; our expectations regarding the future source and costs of chipsets; our plan to fulfill the purchase commitment under various orders from our suppliers; our expectations regarding the exchange rate risks with respect to accountable receivables and payables in Renminbi, Japanese Yen and Euros; our plans regarding the use of financial instruments to hedge against certain foreign currency exchange rate risks; our plans regarding the use of derivative financial instruments for speculative trading purposes; our plans regarding the discounting of certain bank notes and commercial notes; our expectations regarding our ability to raise funds, including the impact of late filing of our reports with the SEC on our ability to raise funds; our expectations regarding the availability of funding under the account receivable financing program with Citibank, N.A. and our plan to continue service the account receivable; our expectations regarding our investment in Global Asia Partners L.P.; our expectations regarding our right to intellectual property embedded in our products; our expectations regarding our ability to protect our intellectual property; our expectations regarding the effect of market risks on our operating results; our plans to implement measures to remediate material weaknesses; our expectations regarding the effectiveness of remediation measures; our plans to continue to review internal controls; our expectations regarding competition and the competitive advantages of our competitors; our expectations regarding consolidation of the telecommunications industry; our expectations regarding the development and introduction of new and more advanced products; our expectations regarding deployment of our products; our plans to reinvest cost savings derived from and expectations regarding our workforce restructurings; our expectations regarding future workforce restructurings; our expectation regarding the adoption of environmental, health and safety laws by countries world-wide; our expectations regarding the effect of the Sarbanes-Oxley Act on our corporate governance and disclosure practices; our expectation regarding the expenses associated with compliance with the Sarbanes-Oxley Act; our expectations regarding the impact of the restatement of our consolidated financial statements; our expectations regarding the maturation of the PAS market and corresponding decrease in PAS subscriber growth; our expectations regarding the long-term demand for our PAS products; our expectations regarding our ability to offset the decline in PAS sales through pursuing other products; our expectations regarding PAS system spending; our plan to pursue opportunities for our wireless infrastructure products in multiple markets; our expectations regarding our investment in and development of the IPTV market; our expectations regarding product margins; our expectations regarding the impact of our initiatives on our revenue plan; our expectations regarding our annual effective tax rate; our expectations regarding the likelihood to realize the tax benefits in the U.S. and other countries; our expectations regarding the effect of the China Corporate Income Tax Law on our future tax expenses; our expectations regarding valuation allowance on our net deferred tax assets and its impact; our expectations regarding the reporting of net losses throughout 2007; our expectations regarding our level of capital expenditures in China; our plans to maintain adequate liquidity levels through at least the next 12 months; our expectations regarding the availability and sufficiency of credit lines from our existing lenders; our plans to issue new debt instruments, sell investments and assets; our expectations regarding refinancing of the convertible notes and access to cash in our China subsidiaries to meet our liquidity requirements outside of China; our expectations regarding interest rates; our expectations regarding sufficiency of cash resources; our expectations regarding our ability to receive licenses for our products; our expectation that our business, financial condition and results of operations will continue to be significantly influenced by the political, economic, legal and social environment in China and other international markets, including Japan, India and Europe; our expectations regarding the nature of political, economic and legal reform in China; our expectations regarding the continued importance of the Chinese market for our technologies and development and the importance of sales in China to our operating results; our expectations regarding future sales generated from China as a percentage of total sales; our expectations regarding the impact of our receiving the license to sell GSM and CDMA handsets in China on our ability to meet future market demands; our expectations regarding subscriber growth in China; our expectations regarding global expansion of sales outside of China; our plan to extend our supplier base by introducing more models of our own design and expanding relationships with more manufacturers; our plans to pursue opportunities to divest additional non-core assets; our expectation that research and development expenses will be stable; our expectations regarding future amortization expenses; our expectations regarding the impact of product defects or performance quality issues; our expectations regarding the impact of international expansion on our management, operational, financial and other resources; our expectations regarding the impact of legislation that restricts or prohibits the use of wireless handsets while driving on our future sales; our expectations regarding improvement to shorten days sales outstanding; our plans regarding improvement of our internal supply chain and inventory management processes; our expectations regarding the reliability of stock-based compensation valuation models and the impact of SFAS 123R; and our expectations regarding our ability to implement and enhance our administrative infrastructure. Additional forward-looking statements may be identified by the words "anticipate," "expect," "believe," "intend," "will," "may," and similar expressions, as they relate to us or our management, or by the words "designed," "intended" and similar expressions, as they relate to our products and services. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Part II, Item 1A "Risk Factors" of this Form 10-Q. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

EXECUTIVE SUMMARY

        We design, manufacture and sell telecommunications infrastructure, handsets and customer premise equipment, and provide services associated with their installation, operation, and maintenance. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and consumers around the world. While historically the vast majority of our sales have been to service providers in China, we have expanded our focus to build a global presence and currently sell our products in several other established and emerging growth markets, including North America, Japan, India, Central and Latin America, Europe, the Middle East, Africa and Southeast and North Asia.

        We differentiate ourselves with products designed to reduce network complexity, integrate high performance capabilities and allow a simple transition to next generation networks. We design our products to facilitate cost-effective and efficient deployment, maintenance and upgrades.

        As of September 30, 2007, the Company was structured across four key operating units:

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

  2.
  Personal Communications Division:    Our Personal Communications Division ("PCD") markets, sells and supports handsets in markets other than China. Most of our handset sales prior to 2006 were designed and built by other manufacturers, but beginning in 2006 and in the future, sales will include more of our UTStarcom branded products;

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

        Our largest market for the nine months ended September 30, 2007 and the year ended December 31, 2006 was the United States of America, representing 67% and 55% of sales, respectively. Prior to 2005, the majority of our sales were to service providers in China. This shift in market concentration and revenue is due to the combination of China's continued slow-down in its investment in PAS infrastructure since the fourth quarter of 2004 and our ability to capture growth opportunities in the rest of the world, as well as the incremental sales contributed by PCD subsequent to its acquisition in November 2004.

        Our gross profit as a percentage of sales in both our PCD and handset product lines have improved despite the decline in sales prices as a result of improved product cost management. We expect gross profit as a percentage of sales to stabilize or improve during the remainder of the year due to seasonal demand and cost reduction measures offset by potential price reductions in certain models. We strive to develop products with more advanced features and to enhance the features of our existing products, which, we believe, will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

        China has been one of our largest markets and we believe that it will continue to be an important market for our current and future technologies and development for the foreseeable future. However, we have also experienced a maturation of our PAS market in China, resulting in our need to have a more diversified product and customer base. The number of competitors for communications access and switching systems and handsets in China has grown in line with China's telecommunications market expansion. This growth has led to competitive pricing pressure in the PAS handset market, causing average selling prices to decrease during the three and nine months ended September 30, 2007 relative to those in the comparative period in 2006.

        Over the past few years, we have undertaken a significant globalization program and we intend to continue to expand our global sales outside of China in the current year. As we expand, we expect to continue to improve our internal supply chain and inventory management processes to ensure timely deliveries. We use subscriber growth statistics to gauge future inventory purchasing requirements as well as forecast our anticipated revenue growth. We also expect to continue to implement and enhance our administrative infrastructure to assist with our growth and globalization transformation.

        On October 2, 2007, our Board of Directors approved a restructuring plan (the "Plan") to reduce operating costs, which includes a worldwide reduction in force of approximately 11% of the Company's headcount, or approximately 700 employees. The workforce reduction will be based primarily in the United States and China and, to a lesser degree, other international locations. Management expects the Plan to be completed in the fourth quarter of fiscal year 2007. We expect to incur a restructuring charge in connection with the Plan of approximately $10.0 million, comprised largely of cash payments associated with one-time severance benefits, with the majority of the charge to be taken in the fourth quarter of 2007. In addition, the Company expects to realize cost savings in salary and compensation related expenses of approximately $21.0 million on an annualized basis.

        We strive to develop products with more advanced features and to enhance the features of our existing products, which, we believe, will enable us to offer our customers more advanced products at higher average selling prices than otherwise would be possible in the future.

KEY TRANSACTIONS

Marvell Technology Group Ltd.

        In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design business division to Marvell Technology Group Ltd. ("Marvell"). The assets sold include the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors. We received $35.4 million in cash, net of $0.6 million of transaction costs. Included in the cash received was $16.0 million we earned as a result of achieving certain defined milestones. We received payment of this $16.0 million in October 2006. Upon satisfaction of certain escrow conditions, we received an additional $4.3 million in cash in August 2007 which was recorded in the condensed consolidated statement of operations as gain on sale of semiconductor design assets in the quarter ended September 30, 2007. In connection with the sale of assets, we entered into a supply agreement with Marvell to purchase chipsets for our handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of September 30, 2007, approximately $2.8 million has been amortized against cost of sales.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Summary

        In July 2007, the Company announced the Audit Committee of our Board of Directors ("Audit Committee") was conducting an independent investigation of historical sales with certain customers in China and stated that it could not rule out the possibility that the outcome of the investigation could impact revenue recognized for certain of such contracts as recorded in previously issued financial statements. In September 2007, the Company announced the investigative phase of the Audit Committee's investigation had been completed. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company's Western Region of China was recognized earlier than it should have been and that the financial statements for the affected periods should be restated. The Company also announced that its previously issued financial statements for each of the fiscal years ended December 31 in the period 2000 through 2005, the financial statements for the interim periods contained in the Quarterly Reports on Form 10-Q filed with respect to each of these years, and the quarterly reports on Form 10-Q filed with respect to each of the quarterly periods ended March 31 and June 30, 2006 should not be relied upon.

        We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors ("Governance Committee"). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we have restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for an additional $25.5 million of stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes resulted in an additional $0.5 million of expense being recognized for the 1998 through 2005 period and total stockholders' equity being reduced by a total of $2.1 million at December 31, 2005. During the first six months of 2006 an additional $1.2 million of stock compensation expense was recognized, which reduced our previously reported operating results for this period.

        Additional information about these restatements and their effects on our financial statements is presented below as well as in the Notes to Condensed Consolidated Financial Statements.

China Sales Investigation

        The Audit Committee engaged independent counsel to conduct an investigation of sales in China following a determination by the Internal Audit group that allegations of improper activities in a sales office in the Western Region were credible. The allegations were made by a Company employee using the Company's whistle blower program. The independent counsel engaged the assistance of forensic accountants, and this group is collectively referred to as the Investigating Team in the rest of this discussion.

        In conducting its procedures, the Investigating Team found instances where the customer contracts that evidenced the arrangement contained obligations for the Company to deliver software upgrades when and if made available for the equipment sold for no additional consideration and for an unspecified period that could extend over the term of the contract. This additional contract obligation is an element of "post contract support." In these cases, the Investigating Team found that the contract documentation for the same transaction submitted by the sales office to the Company's China headquarters for accounting purposes and utilized by the Company in determining the amount of revenue recognized did not include evidence of such post contract support obligations.

        Accounting standards governing revenue recognition for system sales require all revenue to be deferred while there are undelivered elements under the arrangement unless the seller has established vendor specific objective evidence ("VSOE") of fair value for such contract elements. Because these arrangements included such undelivered elements, revenue should be deferred based on the VSOE of the fair value of the underlying elements. VSOE of fair value represents the price charged when the same element is sold separately. Since the Company does not sell this element separately, it has not established VSOE for such undelivered elements, and as such the revenue from such contracts is required to be deferred and recognized over the period the Company is obligated to provide the post contract support.

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

        The Audit Committee concurred with management's decisions.

        The effect of correcting improperly recognized revenue and cost of net sales was to (reduce) increase previously reported net sales, gross profit and net income by the following amounts (in thousands of dollars):

Year ended December 31,	Net sales	Gross profit	Net income
2000	$(12,408)	$(5,294)	$(4,781)
2001	(17,154)	(6,330)	(5,779)
2002	(64,732)	(22,924)	(19,697)
2003	(21,060)	(8,014)	(6,382)

Totals through December 31, 2003	(115,354)	(42,562)	(36,639)

2004	(104,965)	(27,241)	(18,594)
2005	(58,232)	(27,863)	(42,433)

2000-2005 Total	$(278,551)	$(97,666)	$(97,666)

2006 quarter ended
March 31	5,410	1,360	1,360
June 30	2,379	(371)	(371)

Total China Sales Restatement	(270,762)	(96,677)	(96,677)

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

        In our consolidated balance sheet at September 30, 2007 the net reduction in previously recognized net sales is accounted for as deferred revenue, of which $38.5 million is classified as current and $221.3 million as non-current, and the related net reduction in cost of net sales of $166.5 million is accounted for as deferred costs. These amounts will be recognized in our consolidated statements of operations over the estimated remaining period of post contract support.

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

Stock Option Accounting

        In November 2006, we announced we had commenced a voluntary review of historical stock option practices under the leadership of the Governance Committee following a preliminary review by management which identified potential deficiencies and discrepancies in the documentation of stock option grants. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 ("Review Period") for compliance with the various stock-based compensation accounting standards applicable during the Review Period as well as the rules of our stock option plans. The Governance Committee engaged independent outside legal counsel to assist in the review who, in turn, engaged forensic accountants. (Separate law firms and separate forensic accounting firms were engaged by the Audit Committee and the Governance Committee for the China sales investigation and the stock option accounting review.) In the rest of this discussion, this group collectively is referred to as the Stock Option Review Team and their actions and activities are referred to as the Stock Option Review. The Stock Option Review Team members spent over 11,000 hours in this review, and the Governance Committee met with the Stock Option Review Team on more than a dozen occasions to receive, discuss, and consider the Stock Option Review Team's information and findings.

        At the time the review commenced, the Governance Committee consisted of three members of the Board of Directors, all of whom are independent directors. The Committee decided to delegate supervision of the review to Mr. Jeff Clarke, its Chairman, who joined our Board in 2005 and had not served on the Compensation Committee of the Board of Directors ("Compensation Committee") during the period under review. The Governance Committee also consisted of two other independent directors, Mr. Larry D. Horner and Mr. Thomas Toy, who also serve on the Board's Compensation Committee. Mr. Allen Lenzmeier was appointed to the Governance Committee on April 27, 2007.

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

  •
  review of the electronic database of the Company's stock option activity maintained by a third party along with communications to and from this service provider;

  •
  reconciliation of grant activity from approval documents executed by the Compensation Committee with the electronic database;

  •
  reconciliation of stock option grant, exercise, and cancellation information from SEC filings with select employee personnel files and the electronic database;

  •
  statistical and judgmental pattern analysis;

  •
  follow-up on matters raising questions about the option granting process and its history, conduct of those involved with granting, advising, administering, or accounting for stock options, or the accounting treatment for stock options; and

  •
  follow-up on items or issues requested or identified by management or the Company's independent registered public accounting firm.

        The Stock Option Review Team, management, and the Governance Committee decided to group stock option grants into six award categories based on differences in what constituted substantive approval for each category under our stock option granting practices as well as giving consideration to the risk of intentional misstatement of the grant date. Guidance in a September 19, 2006 letter publicly issued by the SEC's Chief Accountant focuses on the concept that a measurement date under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"), the accounting standard governing our stock option accounting through 2005, does not occur until the number of shares an individual employee is entitled to receive and the exercise price is determined with finality (i.e., no longer subject to change). This is the date on which substantive approval occurred, and depending on a company's facts and circumstances the guidance from the SEC discussed above recognizes a company may determine that the measurement date for some stock option grants may occur before all required granting actions have occurred—such as final approval by the Compensation Committee. This alternative is available only when a review of all facts and circumstances supports a conclusion that substantive approval occurs earlier than when all required granting actions have occurred and there is no evidence of fraudulent or manipulative conduct in the Company's option granting practices.

        In determining the measurement date to be used, the Stock Option Review Team, management, and the Governance Committee agreed to use the following definitions as constituting the proper measurement date, and generally these dates were used in testing the stated grant dates or establishing corrected measurement dates:

Discretionary Director and Officer Grants	The date of a Compensation Committee meeting where the grant was approved or the date the final Compensation Committee signer approved the grant when approval occurred through unanimous written consent documents ("UWC").
Automatic Director Grants	The date specified in the relevant stock option plan.
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

        A non-cash compensation charge, to be recognized as an expense over a grantee's service period, arises under APB 25 if a stock option has intrinsic value at its measurement date. This intrinsic value is measured by the excess, if any, of the fair value at the date of grant of the underlying common stock over the stock option's exercise price. Our practice has been to grant stock options with exercise prices equal to the closing price of our Common Stock at each grant date, to use the grant date as the measurement date for stock-based compensation purposes, and as such previously we had determined the granted stock options had no intrinsic value at their grant dates and no compensation expense was recognized. However, APB 25 states the measurement date does not occur until all essential actions necessary to grant the option are completed, including the final determination of both the number of shares to be granted to each employee or director and the exercise price, and the option grant is approved by those with requisite authority. This is reinforced by the September 19, 2006 letter issued by the SEC's Chief Accountant which focuses on the need for the number of shares and exercise price of an award to an individual to be finalized to have a measurement date. This letter clarifies the SEC staff's view that if it is possible that those terms could change, a measurement date has not occurred, even if the award's terms are not actually changed.

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

        During the review the Company also discovered a stock option grant to a former officer that was modified in 1998 in connection with his termination of employment. This change was never included in the Company's stock option grant records and the additional compensation expense resulting from the change in the option's terms (approximately $1.2 million) was not recorded previously. This discovery is consistent with the Stock Option Review Team's finding that in certain instances there was a lack of formal documentation in the stock option granting process and/or expected documentation is missing from the stock option administration files. In addition, the Stock Option Review Team found that, in many instances, there was a lack of self-authenticating evidence to corroborate that cash exercises were contemporaneous. As a result, the findings on the issue of backdating of cash exercises were inconclusive.

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

        Our accounting for stock-based compensation changed to a fair value based method in 2006 when, as required by accounting standards, we ceased accounting for stock-based compensation under the intrinsic value method pursuant to APB 25 and began accounting for stock-based compensation under Statement of Financial Accounting Standards 123(R) Share-Based Payments ("SFAS 123(R) "). Under

this method all stock option grants have a fair value determined using an option pricing model, and such fair value is used to recognize non-cash stock-based compensation expense. We restated our unaudited condensed consolidated financial statement information for the first and second fiscal quarters of 2006,included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 (and as reflected in our results for the three and six months ended June 30, 2006 included in this Form 10-Q), to recognize changes in non-cash stock-based compensation expense that arose from a re-determination of the fair value of stock options granted in 2005 and prior where the Governance Committee's review resulted in a corrected measurement date. By January 1, 2006, of the 17.9 million options granted in 2000-2005 where corrections were made to the measurement dates in the Stock Option Review, 4.4 million options with corrected measurement dates granted in 2000 and 2001 had fully vested. Therefore, the fair values of the outstanding and unvested portion of the remaining 13.5 million stock options granted in 2002-2005 with incorrect measurement dates were recalculated. We also recorded additional non-cash stock-based compensation expense in the first two quarters of 2006 arising from correcting the measurement date for stock option grants to three individuals in this period. We recognize stock compensation expense on a straight-line basis under SFAS 123(R).

        Those stock option grants with corrected measurement dates have also been restated using the fair value based measurement principles of Statement of Financial Accounting Standards 123 Accounting for Stock-Based Compensation ("SFAS 123") to present, in Note 2, "Restatement of Financial Statements" of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report, the pro forma effect on stock-based compensation expense, net income (loss), and earnings (loss) per share amounts in 2004 and 2005 of using the fair value based method to determine stock-based compensation expense rather than using APB 25's intrinsic value method. Such disclosure is required in financial statements for periods prior to the adoption of SFAS 123(R).

        In addition to restating the consolidated financial statements in response to the Governance Committee's findings, we recorded additional non-cash adjustments to account for the modification in 1998 of a stock option grant to a former officer in connection with his termination of employment and to record in the first two quarters of 2006 corrections relating to accounting for performance related stock options and restricted stock grants, all of which were previously identified and considered immaterial.

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

        The Governance Committee's review found 17.9 million stock options of the 28.8 million options granted on our Common Stock during 2000 through 2005 had incorrect measurement dates. Using the corrected measurement dates, 7.6 million stock options had exercise prices that exceeded the closing price of our Common Stock and therefore had no intrinsic value to be accounted for under APB 25, and 10.3 million stock options had intrinsic value because their exercise prices were below the closing price of our Common Stock. These 10.3 million stock options resulted in an increase in additional non-cash stock-based compensation expense of $24.3 million, and an additional $1.5 million of payroll tax related expenses during 2000-2005 partially offset by $0.5 million of income tax benefit as shown in the above table. Of the 10.3 million stock options resulting in additional non-cash stock-based compensation expense, 2.0 million options were granted to officers and directors and resulted in $6.1 million of additional non-cash stock-based compensation expense.

        The total effect of the stock option restatement and the amounts for 2006, as shown in the above table, have been reflected in the December 31, 2006 financial statements.

        Upon completing its review, the Governance Committee concluded it found no evidence of intent to manipulate the Company's operating results or financial statements. A key finding of the Governance Committee was that there were deficiencies with the process by which stock options were granted during the period from our initial public offering in 2000 through at least 2005, which resulted in accounting errors. The Governance Committee concluded that certain members of management bear varying degrees of responsibility for the deficiencies in the process by which options were granted. The Governance Committee's review also concluded that none of the current or former employees or directors of the Company engaged in intentional wrongdoing.

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

Summary of Restatement Amounts

        The following table presents the decrease in net earnings from the restatement for each restated year:

		Restatement adjustments
Year ended December 31,	Net income (loss), as previously reported	China Sales	Stock Options	Total	Net income (loss), as restated
		(Decrease) Increase (in thousands)
1998		$—	$(796)	$(796)
1999		—	—	—
2000		(4,781)	(452)	(5,233)
2001		(5,779)	(3,928)	(9,707)
2002	$107,862	(19,697)	(6,560)	(26,257)	$81,605

2003	$209,856	(6,382)	(11,089)	(17,471)	$192,385

Totals through December 31, 2003		(36,639)	(22,825)	(59,464)

2004	$69,824	(18,594)	(381)	(18,975)	$50,849

2005	$(487,359)	(42,433)	(2,853)	(45,286)	$(532,645)

2000-2005 Total		(97,666)	(26,059)	(123,725)

2006 quarter ended
March 31	$(10,635)	1,360	(671)	689	$(9,946)

June 30	$(21,443)	(371)	(510)	(881)	$(22,324)

		$(96,677)	$(27,240)	$(123,917)

        The cumulative effect on stockholders' equity at December 31, 2003 from the above corrections was as follows (in thousands):

Increase (decrease) in paid-in capital and deferred stock compensation:
Values assigned to stock options	$27,250
Reduction of previously recorded income tax benefits from stock options	(1,278)

Net increase in paid-in capital and deferred stock compensation	25,972

(Increase) decrease in accumulated deficit:
Revenue and related cost of sales deferral for China system sales	(36,639)
Additional non-cash compensation expense from stock options	(27,250)
Payroll taxes for values assigned to stock options	(900)
Income tax benefit from additional compensation and payroll tax expense	5,325

Net increase in accumulated deficit	(59,464)

Net decrease in stockholders' equity at December 31, 2003	$(33,492)

Late SEC Filings and NASDAQ Delisting Proceedings

        As a result of the Nominating and Corporate Governance's Committee's review of our historical stock option accounting and the resulting restatements, we did not timely file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 ("Q3 2006 Form 10-Q"), our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 ("2006 Form 10-K"), and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 ("Q1 2007 Form 10-Q") with the Securities and Exchange Commission. In addition, as a result of the Audit Committee's review of certain historical sales contracts in China, we did not timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 ("Q2 2007 Form 10-Q") with the Securities and Exchange Commission.

        In connection with our failure to timely file our periodic reports, we received four NASDAQ Staff Determination letters, dated November 15, 2006, March 7, 2007, May 16, 2007 and August 13, 2007, respectively, stating that, as a result of each of these non-timely filings, we were not in compliance with the requirements of Marketplace Rule 4310(c)(14) and, therefore, our stock was subject to delisting from the NASDAQ Stock Market. We appealed the November 15, 2006 determination to the NASDAQ Listing Qualifications Panel (the "Panel") and were granted a conditional extension to our request for continued listing until April 16, 2007. On April 17, 2007, the Panel extended the deadline for filing our Q3 2006 Form 10-Q to May 14, 2007. The Panel also extended the deadline for filing our 2006 Form 10-K until July 16, 2007.

        On May 2, 2007, we asked the NASDAQ Listing and Hearing Review Council ("Listing Council") to review the April 17, 2007 decision of the Panel. On May 14, 2007, the Listing Council called the Panel's decision for review and stayed the Panel's decision that required us to file our Q3 2006 Form 10-Q by May 14, 2007, and to file our 2006 Form 10-K by July 16, 2007. On August 23, 2007, the Listing Council granted the Company an extension until October 22, 2007 to file our delinquent periodic reports and restatements.

        On October 9, 2007, we asked the NASDAQ Board of Directors ("NASDAQ Board") to review the August 23, 2007 decision of the Listing Council. On October 17, 2007, the NASDAQ Board called the Listing Council's decision for review and stayed the Listing Council's decision, which required us to file our delinquent periodic reports and restatements by October 22, 2007, pending further review by the NASDAQ Board.

        On October 10, 2007, we filed our Q3 2006 10-Q and our 2006 Form 10-K. On October 17, 2007 we filed our Q1 2007 Form 10-Q, and on October 19, 2007 we filed our Q2 2007 Form 10-Q. On October 19, 2007, we were notified by NASDAQ that we are in compliance with Marketplace Rule 4310(c)(14).

TRANSACTIONS WITH RELATED PARTIES AND OTHER INFORMATION

        The following is a summary of the Company's transactions with related parties and other information:

	Three months ended September 30,		Nine months ended September 30,
	Net sales		Net sales
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Softbank	$19,633	$27,744	$46,551	$106,798
Japan Telecom, Ltd	—	1,965	6,429	5,221

Total Softbank and affiliates	19,633	29,709	52,980	112,019

Xalted Network, Inc.	—	—	224	—
ORG, Inc.	—	1,364	641	1,626
Other	11	—	11	—

Total	$19,644	$31,073	$53,856	$113,645

	Accounts receivable, net		Accounts payable
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
	(in thousands)
Softbank and affiliates	$36,050	$29,941	$1,755	$535
MDC Holding, Ltd.	995	1,300	—	—
Fiberxon, Ltd.	11	44	198	368
ORG, Inc.	—	1,025	—	—
GCT Semiconductor, Inc.	—	—	433	1,051
Acoustek Int'l, Inc.	—	—	—	51
Cortina/Immenstar	—	—	8	345
Other	—	8	20	50

Total	$37,056	$32,318	$2,414	$2,400

	Three months ended September 30,		Nine months ended September 30,
	Purchases		Purchases
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Softbank and affiliates	$203	$1,016	$1,702	$1,405
Fiberxon, Ltd.	461	1,690	4,076	2,096
GCT Semiconductor, Inc.	533	528	2,286	4,902
Cortina/Immenstar	21	1,250	1,423	1,793
Audiovox Comm. Corp	357	405	1,115	1,121

Total	$1,575	$4,889	$10,602	$11,317

Softbank and affiliates

        We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers asynchronous digital subscriber line ("ADSL") coverage throughout Japan, which is marketed under the name "YAHOO! BB." We support Softbank's fiber-to-the-home service through sales of our carrier class Gigabit Ethernet Passive Optical

Network ("GEPON") product as well as our multi-service optical transport product ("NetRing™"). In addition, the Company supports Softbank's new IPTV, through sales of our RollingStream™ product. Included in revenue for the nine months ended September 30, 2006 is a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for wireless infrastructure products.

        Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of September 30, 2007, our customer advance balance related to Softbank agreements was $2.3 million compared to no balance as of December 31, 2006. The current deferred revenue balance related to Softbank was $7.1 million and $11.6 million as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, our noncurrent deferred revenue balance related to Softbank was $10.8 million compared to $11.5 million as of December 31, 2006.

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

        On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of Softbank. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period. During the nine months ended September 30, 2007 and 2006, we recorded an immaterial amount and $0.5 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled during the first quarter of 2007 compared to a balance of approximately $1.0 million as of December 31, 2006 which was included in prepaid and other current assets.

        As of September 30, 2007, Softbank beneficially owned approximately 12% of our outstanding stock.

ORG, Inc.

        We have a 49% ownership in Global Asia Partners L.P. which in turn is a significant shareholder in ORG, Inc., a reseller of infrastructure equipment for broadband access. In January 2005, we entered into a reseller agreement with ORG, Inc., which was terminated in August 2006; however some revenue for pre-August 2006 deliveries was recognized during the nine months ended September 30, 2007.

MDC Holding, Ltd.

        We have an outstanding accounts receivable balance with MDC Holding, Ltd. ("MDC") related to a PAS system purchase, in which certain employees of us were shareholders of MDC. MDC is in the business of providing value-added services, such as short message, voicemail or ring-tone services for PAS telecom networks.

Fiberxon, Ltd/MRV Communications.

        As of September 30, 2007, the Company has an outstanding purchase commitment of $1.1 million with Fiberxon, Ltd. ("Fiberxon") in which the Company has a 7% ownership interest, to purchase component parts for optical networking products.

GCT Semiconductor, Inc.

        The Company has a 2% ownership interest in GCT Semiconductor, Inc., which designs, develops and markets integrated cost circuit products for the wireless communications industry. We purchase transceiver products from GCT Semiconductor, Inc.

Acoustek Int'l, Inc.

        We have obtained consulting services from Acoustek Int'l Inc. ("Acoustek"), which employed Minnie Huang, spouse of William Huang, our former Senior Vice President and Chief Technology Officer. Mr. Huang's employment with the Company terminated on December 31, 2006. We made payments of $0.2 million during the nine months ended September 30, 2007 compared to $0.1 million for the same period in 2006 to Acoustek for consulting services.

Cortina/Immenstar

        We have an outstanding purchase commitment of $0.5 million as of September 30, 2007 with Cortina Systems, Inc, in which the Company has a 1.3% ownership interest on a fully diluted basis, to purchase chips that are used in our product.

Xalted Networks, Inc.

        We received purchase orders from Xalted Networks ("Xalted") totaling approximately $1.3 million in 2005 for telecommunications equipment that is for product not typically sold by us to other customers. We are charging a ten percent procurement fee to Xalted for obtaining and reselling these products. The equipment was delivered during 2005 but the revenue recognition process was not completed until the second quarter of fiscal 2007.

RESULTS OF OPERATIONS

        During the quarter ended September 30, 2007, the Company announced a new corporate strategy that will change the key business segments on which the Company will focus to measure performance and allocate resources in the fourth quarter of 2007. The new segment structure, which is expected to be in place by the end of the fourth quarter of 2007, is expected to be as follows:

  •
  Multimedia Communications—Focus on development and market opportunities in IPTV and related technologies.

  •
  Broadband—Focus on the Company's world class portfolio of broadband products.

  •
  Terminal—Focus on mobile phone business with continued focus on the PAS handset market.

  •
  Personal Communications Division (PCD)—Focus on distribution of mobile handsets outside of China.

  •
  IPCDMA—Focus on development, sales and services for the IPCDMA market.

  •
  Custom Solutions—Focus on customized telecommunication solutions.

        As mentioned in the Executive Summary, we currently manage our business based principally upon product families of four operating units, (i) Network Solutions, which includes the Broadband

Infrastructure and Wireless Infrastructure reporting segments, (ii) PCD, (iii) Handsets, and (iv) Services. A summary of the financial results of each of the segments is as follows:

Net Sales

	Three months ended September 30,				Nine months ended September 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)				(in thousands)
Net Sales by Segment
Broadband Infrastructure	$42,222	7%	$50,754	8%	$112,827	7%	$152,774	9%
Wireless Infrastructure	67,616	10%	110,299	18%	200,586	12%	331,997	19%

Network Solutions	109,838	17%	161,053	26%	313,413	19%	484,771	28%
PCD	458,301	71%	328,701	55%	1,104,428	66%	917,943	52%
Handsets	59,254	9%	93,163	16%	191,150	12%	299,266	17%
Service	19,101	3%	17,982	3%	51,649	3%	52,426	3%

Total Net Sales	$646,494	100%	$600,899	100%	$1,660,640	100%	$1,754,406	100%

	Three months ended September 30,				Nine months ended September 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)				(in thousands)
Net Sales by region
United States	$457,945	71%	$328,433	54%	$1,112,448	67%	$924,548	53%
China	124,228	19%	190,379	32%	390,184	24%	595,505	34%
Japan	19,863	3%	30,745	5%	54,701	3%	116,477	6%
Other	44,458	7%	51,342	9%	103,307	6%	117,876	7%

Total Net Sales	$646,494	100%	$600,899	100%	$1,660,640	100%	$1,754,406	100%

Three months ended September 30, 2007 and 2006

        Net sales increased by 8% to $646.5 million during the quarter ended September 30, 2007 compared to the same period in 2006. Net sales increased 39% in the PCD and 6% in the Service segments, but sales declined in all other operating segments. The reported sales of the remaining segments were between 17% and 39% lower during the three months ended September 30, 2007 than the same period in the prior year. Broadband Infrastructure segment sales are heavily concentrated with one customer, Softbank in Japan, and as such sales fluctuate based upon the magnitude and timing of revenue recognition on certain contracts with Softbank. As we have been experiencing in recent quarters, our PAS/iPAS wireless infrastructure products as well as our PAS/iPAS based handsets in the China market continue to mature which has resulted in lower unit demand as well as lower average selling price. In our PCD operating segment, net sales increased 39% during the three months ended September 30, 2007 from the comparable period in the prior year, due to increase in both number of units sold and average selling price. For additional discussion of our business segments, see "Segment Reporting."

Nine months ended September 30, 2007 and 2006

        Net sales were $1,660.6 million in the nine months ended September 30, 2007, a decrease of 5% from $1,754.4 million in the corresponding period of 2006. The overall decrease in net sales was largely due to a decrease in sales in the Wireless Infrastructure segment of 40% during the nine months ended September 30, 2007 compared to the same period ended September 30, 2006 partially offset by

$10.9 million in additional revenue recognized during the nine months ended September 30, 2007 compared to the same period in 2006 related to the China investigation restatements that were concluded in September 2007. As we have been experiencing in recent quarters, our PAS/iPAS wireless infrastructure products and our PAS/iPAS based handsets in the China market continued to mature, which has resulted in both lower unit demand and pricing pressures. This led to a decrease in our handset segment sales of 36% from the nine months ended September 30, 2006 compared to the same period ended September 30, 2007. In our PCD operating segment, the increase in the number of units sold offset the lower average selling price during the nine months ended September 30, 2007 from the comparable period in the prior year, leading to a 20% increase in segment revenue. For additional discussion of our business segments, see "Segment Reporting."

Gross Profit

	Three months ended September 30,				Nine months ended September 30,
	2007	Gross Profit %	2006	Gross Profit %	2007	Gross Profit %	2006	Gross Profit %
	(in thousands)				(in thousands)
Gross profit by Segment
Broadband Infrastructure	$(6,112)	(14)%	$(837)	(2)%	$7,835	7%	$27,138	18%
Wireless Infrastructure	19,502	29%	54,217	49%	72,341	36%	158,835	48%

Network Solutions	13,390	12%	53,380	33%	80,176	26%	185,973	38%
PCD	26,983	6%	(7,057)	(2)%	59,750	5%	19,653	2%
Handsets	16,966	29%	24,012	26%	64,409	34%	88,521	30%
Service	7,094	37%	4,466	25%	15,112	29%	13,395	26%

	$64,433	10%	$74,801	12%	$219,447	13%	$307,542	18%

        Cost of sales consists primarily of material and labor costs, including stock-based compensation, associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory provision and overhead. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to us obtaining Chinese import permits and approvals. We also rely on third party manufacturers to manufacture and assemble our CDMA handsets.

        Our gross profit has been affected by average selling prices, material costs, product mix, the impact of warranty charges and contract loss provisions as well as inventory reserves and release of deferred revenues and related costs pertaining to prior years. Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate from period to period as a result of shifts in product mix, stage of product life cycle, anticipated decreases in average selling prices and our ability to reduce cost of sales.

Three months ended September 30, 2007 and 2006

        Gross profit was $64.4 million, or 10% of net sales, in the three months ended September 30, 2007, compared to $74.8 million, or 12% of net sales in the corresponding quarter of 2006. The overall gross profit decreased mainly due to a continued decline in our Wireless Infrastructure segment. This was partially offset by a significant increase in the sale of products with higher gross margins within our PCD segment during the three months ended September 30, 2007 as compared to the comparable period in 2006. For additional discussion of our business segments, see "Segment Reporting."

Nine months ended September 30, 2007 and 2006

        Gross profit was $219.4 million, or 13% of net sales, in the nine months ended September 30, 2007, compared to $307.5 million, or 18% of net sales in the corresponding period of 2006. Gross Profit dollars decreased $88.1 million due to a decline in sales of all segments except PCD. Gross profit percentage declined from 18% during the nine months ended September 30, 2006 to 13% in the corresponding period of 2007 as lower margin PCD sales represented 66% of our total sales in 2007 as compared to 52% during the same period in 2006. For additional discussion of our business segments see "Segment Reporting."

Operating Expenses

        The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2007	% of net sales	2006	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)				(in thousands)
Operational expenses
Selling, general and administrative	$74,297	11%	$80,076	13%	$242,999	15%	$246,908	14%
Research and development	41,881	6%	46,305	8%	127,700	8%	139,310	8%
Amortization of intangible assets	4,046	1%	4,821	1%	12,137	1%	14,567	1%
Gain on sale of semiconductor design assets	(4,271)	(1)%	(12,291)	(2)%	(4,271)	(1)%	(12,291)	(1)%

Total operating expenses	$115,953	17%	$118,911	20%	$378,565	23%	$388,494	22%

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

Selling, general and administrative

Three months ended September 30, 2007 and 2006

        SG&A expenses decreased $5.8 million during the three months ended September 30, 2007 compared to the same period in 2006. The decrease in SG&A expenses was primarily due to a $2.1 million decrease in personnel related expenses, and a $2.8 million reduction in the use of outside services and software licenses. The September 30, 2006 quarter also included a non-recurring charge of $7.9 million for VAT expense resulting from an audit of our 2003 through 2005 tax years by China tax authorities, which was offset by activity in the allowance for doubtful accounts. During the three months ended September 30, 2006 we recorded a net credit to our provision for the allowance for doubtful accounts of $10.2 million due to strong collections in China.

Nine months ended September 30, 2007 and 2006.

        SG&A expenses were $243.0 million and $246.9 million in the nine months ended September 30, 2007 and 2006, respectively. SG&A expenses as a percentage of net sales were 15% and 14% for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $3.9 million in SG&A expenses was primarily attributable to an $8.4 million cost savings resulting from a decrease in the use of outside services, offset by an increase in the allowance for doubtful accounts provision of $7.2 million. The September 30, 2006 quarter also included a non-recurring charge of $7.9 million for VAT expense resulting from an audit of our 2003 through 2005 tax years by China tax authorities.

Research and development

Three months ended September 30, 2007 and 2006

        Research and development ("R&D") expenses were $41.9 million, or 6% of net sales, in the three months ended September 30, 2007, compared to $46.3 million, or 8% of net sales in the corresponding period of 2006. The decrease was due to a decrease in personnel related expenses by $2.3 million and equipment, parts and depreciation cost by $3.1 million as a result of restructuring and disposal of R&D equipment in prior periods and on-going cost reduction measures.

Nine months ended September 30, 2007, and 2006

        R&D expenses were $127.7 million and $139.3 million, or 8% and 8% of net sales, for the nine months ended September 30, 2007 and 2006, respectively. In absolute dollars, R&D expenses decreased by $11.6 million, primarily due to a decrease in equipment, parts and depreciation costs of $8.0 million as a result of the 2005 restructuring and write-down of R&D equipment in prior periods and a decrease in personnel expenses, including payroll, payroll taxes and benefits totaling $4.1 million resulting from decreased headcount. In addition, the decrease in R&D expenses also was attributable to a $2.7 million cost savings resulting from a decreased use of outside services. These savings were offset by $2.3 million increase in stock-based compensation.

Amortization of intangible assets

Three and nine months ended September 30, 2007 and 2006

        Amortization of intangible assets decreased by $0.8 million in the three months ended September 2007 compared to the same quarter last year, and $2.4 million in the nine months ended September 30, 2007 compared to the same period last year. Amortization of intangible assets declined as several intangible assets became fully amortized during the preceding twelve months.

Interest income

Three months ended September 30, 2007 and 2006

        Interest income was $3.0 million and $3.2 million for the three months ended September 30, 2007 and 2006, respectively. Interest income decreased primarily due to the effect of lower average cash and restricted cash balances in the three months ended September 30, 2007 as compared to the same period in 2006. However, higher interest rates in the three months ended September 30, 2007 as compared to the same period in 2006 offset the effect of lower cash balances.

Nine months ended September 30, 2007 and 2006

        Interest income was $11.3 million and $10.7 million for the nine months ended September 30, 2007 and 2006, respectively, mainly due to higher interest rates in the nine months period as compared to the same period in 2006.

Interest expense

Three months ended September 30, 2007 and 2006

        Interest expense was $8.9 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest expense for the three months ended September 30, 2007 compared to the same period in 2006 was primarily attributable to the incremental interest expense of $6.2 million resulting from the First and Second Supplemental Indentures associated with our convertible subordinated notes due in 2008. The stated interest rate of our convertible subordinated notes was 7.625% from January 9, 2007 through July 25, 2007 and 10.875% from July 26, 2007 through September 30, 2007. Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

Nine months ended September 30, 2007 and 2006

        Interest expense was $22.9 million and $9.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest expense for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily attributable to the incremental interest expense of $15.1 million resulting from the First and Second Supplemental Indentures associated with our convertible subordinated notes due in 2008. The stated interest rate of our convertible subordinated notes was 7.625% from January 9, 2007 through July 25, 2007 and 10.875% from July 26, 2007 through September 30, 2007. Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

Other income (expense), net

Three months ended September 30, 2007 and 2006

        Other income (expense), net was income of $4.3 million and $1.8 million for the three months ended September 30, 2007 and 2006, respectively. Net other income for the three months ended September 30, 2007 primarily consists of a $2.9 million gain on sale of our Fiberxon investment and a $1.3 million gain from foreign currency revaluation. Net other income for the three months ended September 30, 2006 primarily consisted of dividend income of $1.0 million.

Nine months ended September 30, 2007 and 2006

        Other income (expense), net was income of $8.5 million and $12.3 million for the nine months ended September 30, 2007 and 2006, respectively. Net other income for the nine months ended September 30, 2007 included a $5.7 million gain on the sale of our Immenstar and Fiberxon investments and a $2.1 million gain from foreign currency revaluation. Net other income for the nine months ended September 30, 2006 primarily consisted of gains from foreign exchange of $6.1 million, a $2.5 million gain on sale of assets to Cellon and dividend income of $1.7 million.

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

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in income tax expense volatility in future periods. While we believe that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Three months ended September 30, 2007 and 2006

        Income tax expense was $3.1 million and $1.5 million for the three months ended September 30, 2007 and 2006, respectively. There are two primary reasons why we have tax expense while having pretax losses. First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

Nine months ended September 30, 2007 and 2006

        Income tax expense was $10.7 million and $9.0 million for the nine months ended September 30, 2007 and 2006, respectively. The reasons for this increase of $1.7 million in the income tax expense are consistent with that described above for the quarter ended September 30, 2007 compared to the same period in 2006. First, we have not provided any tax benefit on the forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

SEGMENT REPORTING

        We offer products and services through four operating units: Network Solutions, PCD, Handsets and Services. The Network Solutions operating unit provides its products and services through two reporting segments: Broadband Infrastructure and Wireless Infrastructure. Each reporting segment and operating unit is responsible for managing its own performance.

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

        Summarized below are our segment sales revenue and gross profit for the three and nine months ended September 30, 2007 and 2006, respectively.

Network Solutions

Broadband Infrastructure

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Sales	$42,222	$50,754	$112,827	$152,774
Gross profit	$(6,112)	$(837)	$7,835	$27,138
Gross profit as a percentage of sales	(14)%	(2)%	7%	18%

        Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 38% and 50% of total broadband sales during the three months ended September 30, 2007 and 2006, respectively, and 37% and 66% during the nine months ended September 30, 2007 and 2006, respectively. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts for larger customers.

        Net sales from the Broadband Infrastructure segment decreased $8.5 million for the three months ended September 30, 2007 as compared to the same quarter in 2006. The decrease is primarily due to an $8.5 million order cancellation fee levied on a customer that was included in revenue for the three months ended September 30, 2006.

        Gross profit as a percentage of sales was negative 14% during the three months ended September 30, 2007 as compared to negative 2% in the same period of 2006. The gross profit for the three months ended September 30, 2006 of negative 2% was primarily due to $8.4 of additional warranty reserves, including $4.7 million for NetRing and GEPON equipment sold to Softbank during 2003 and 2004. The gross profit for the three month ended September 30, 2007 of negative 14% was due to higher inventory reserve and loss contract provisions, which was partially offset by lower warranty expenses and a $2.0 million reimbursement related to a legal settlement from a supplier.

        Gross profit and sales declined for the nine months ended September 30, 2007, as compared to the corresponding period in 2006, primarily because Broadband Infrastructure net sales included $31.2 million revenue from order cancellation fees with no associated cost of sales.

Wireless Infrastructure

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Sales	$67,616	$110,299	$200,586	$331,997
Gross profit	$19,502	$54,217	$72,341	$158,835
Gross profit as a percentage of sales	29%	49%	36%	48%

        During the three months ended September 30, 2007, sales of Wireless Infrastructure products decreased by 39% compared to the same period in 2006. PAS systems sales decreased 41% during the three months ended September 30, 2007 and comprised approximately 81% of our Wireless Infrastructure sales for the three months ended September 30, 2007 compared to 85% during the same period ended September 30, 2006. The decrease in sales was primarily due to maturity of the PAS market. Sales of products other than PAS systems comprised approximately 19% of the total Wireless Infrastructure Sales during the three months ended September 30, 2007, of which 14% is our Moving Media 2000 product line.

        During the nine months ended September 30, 2007, Wireless Infrastructure sales decreased by 40% compared to the same period in 2006, offset slightly by an additional $5.7 million in gross profit for the nine months ended September 30, 2007 resulting from the China investigation restatements concluded in September 2007. Worldwide PAS system sales decreased by 39% and comprised approximately 85% of our Wireless Infrastructure sales for the nine months ended September 30, 2007 compared to 84% during the same period ended September 30, 2006. New PAS system sales in China have declined continuously since late 2004 as carriers have transitioned from new system installations to system expansions as PAS/iPAS systems reach product maturity.

        We anticipate continued declines in PAS system spending. We plan to aggressively pursue opportunities for our other technology products in multiple markets, although we do not anticipate that these sales will fully offset the decline in PAS sales over the next twelve months.

        Gross profit as a percentage of sales decreased by 20 and 12 percentage points, respectively, in the three and nine months ended September 30, 2007, as compared to the same periods in 2006 primarily due to higher warranty expenses, higher inventory reserves and lower sales of voice and data networks software, which typically have high gross margins in 2007.

Personal Communication Devices (PCD)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Sales	$458,301	$328,701	$1,104,428	$917,943
Gross profit	$26,983	$(7,057)	$59,750	$19,653
Gross profit as a percentage of sales	6%	(2)%	5%	2%

        Revenue for the PCD segment increased 39% during the three months ended September 30, 2007 as compared to the same quarter in 2006. The number of units sold during the three months ended September 30, 2007, increased by approximately 718,000 units, and the overall average selling price increased 2% when compared to the same period in 2006. The increase in the number of units sold and the overall average selling price resulted in a $130 million increase to net revenue in the three months ended September 30, 2007 as compared to the same period in 2006. Revenues increased 20.3% during the nine months ended September 30, 2007, as compared to the same period in 2006, primarily due to a 1.3 million increase in the number of units sold, partially offset by a 2% decline in the overall average selling price.

        Historically, PCD has relied upon a limited number of manufacturers to supply its handset products. During the three months ended September 30, 2007 and 2006, sales of UTStarcom manufactured devices accounted for approximately 30.4% and 34.6%, respectively, of total units sold during the respective period. During the nine months ended September 30, 2007, sales of UTStarcom manufactured devices accounted for 40.3% of the total units sold, compared to 31.7% of the total units sold for the comparable period in 2006.

        Gross profit as a percentage of sales increased to 6% and 5% of net sales for the three and nine months ended September 30, 2007, respectively compared with a negative 2% and positive 2% of net sales for the same periods in 2006. The increased gross profit in 2007 relative to the same period in 2006 was primarily due to larger inventory write-down to market for the three and nine months ended September 30, 2006, for certain slow moving models.

Handsets

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Sales	$59,254	$93,163	$191,150	$299,266
Gross profit	$16,966	$24,012	$64,409	$88,521
Gross profit as a percentage of sales	29%	26%	34%	30%

        Handsets sales revenue declined 36% for the three months ended September 30, 2007 compared to the same period in 2006. Nearly all our handset sales are in China, where we have experienced a price erosion and a volume decline for our PAS handsets. The units sold declined to 1.3 million compared to 1.7 million in the comparable period last year. The 24% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth as service providers significantly reduced subsidies for PAS handsets in anticipation of next generation technology networks and the competition from mobile carriers like China Mobile and China Unicom. Average selling price for all product lines including PAS, PAS/GSM, and CDMA/GSM declined to $42.60 compared to $52.30 in the comparable period last year, an 18.5% decline compared to the same period last year.

        Handset sales declined 36% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. As noted above, the decrease in net sales was primarily attributable to declining volume in the China telecommunications market and price erosion, resulting from reduction of subsidies on PAS handsets from service providers and the competition from mobile carriers like China Mobile and China Unicom. Unit sales declined to 3.9 million for the nine months ended September 30, 2007 compared to 5.8 million units in the prior year. The average selling price for PAS, PAS/GSM, and CDMA/GSM product lines for the nine month ended Sept. 30, 2007 was $45.50 compared to $48.40 in the comparable period in last year, resulting in a 6% decline compared to the same period last year.

        Gross profit as a percentage of sales for our handsets segment increased by three and four percentage points, respectively, in the three months and nine months ended September 30, 2007, as compared to the same periods in 2006 mainly due to product mix and reductions in warranty related costs.

Services

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Sales	$19,101	$17,982	$51,649	$52,426
Gross profit	$7,094	$4,466	$15,112	$13,395
Gross profit as a percentage of sales	37%	25%	29%	26%

        Our Service segment's revenue increased by $1.1 million for the three months ended September 30, 2007 as compared to the corresponding quarter last year. The increase was mainly due to some significant service contracts in our China market. Included in service revenue during the three months ended September 30, 2006 was revenue of $4.1 million related to support and service performed for Softbank affiliates.

        During the nine months ended September 30, 2006, we focused on the revenue opportunities with respect to support in China. Approximately 477 employees previously providing sales and support services were shifted towards generating revenue from support arrangements, resulting in additional cost of goods sold for the three and nine months ended September 30, 2006 of $4.1 million and $11.0 million, respectively, with a related decrease in the gross profit as a percentages of sales and a corresponding decrease to operating expenses. Additionally, revenues of $1.4 million and $4.7 million from Wireless Infrastructure and Broadband Infrastructure segment sales in China were allocated to the Service segment during the three and nine months ended September 30, 2007, respectively, whereas during the three and nine months ended September 30, 2006, the total allocated amounts from Wireless Infrastructure and Broadband Infrastructure were $2.3 million and $7.9 million, respectively. The allocation was made on certain completed contracts for which the service element was not separately priced.

        Our Service segment revenue declined by $0.8 million, or 1%, for the nine months ended September 30, 2007 as compared to the corresponding period last year due to price competition of the North American market. The Service segment's revenue for the nine months ended September 30, 2006 included $10.7 million of revenue associated with services performed for Softbank and affiliates.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2007

        Net cash used in operating activities for the nine months ended September 30, 2007 was $189.7 million. Operating cash was negatively affected by the net loss of $171.0 million and changes in accounts payable, deferred revenue and other current liabilities, offset by changes in accounts receivable and customer advances, as discussed below.

        During the first nine months of 2007, accounts payable decreased $115.3 million, due to a change in the timing of payments to vendors beginning in the first quarter of 2007 to comply with accelerated vendor payment terms. In addition, deferred revenue decreased $40.1 million primarily due to recognition of approximately $15.9 million of revenue related to deferred revenues from prior periods as a result of the China Sales Investigation restatements concluded in September 2007, and other current liabilities decreased $31.5 million.

        The decrease in other current liabilities was primarily the result of a decrease in warranty liabilities of $10.6 million as warranty settlements outweighed new accruals due to decreasing Company sales and a reduction in new claims, a decrease in accrual for uninvoiced receipts of goods of approximately $14.1 million as certain receipts accrued at the year ended December 31, 2006 have been processed through accounts payable as of September 30, 2007, and a decrease in accrued payroll and other related benefits of $6.9 million due to a reduction in anticipated bonus and other personnel cost accruals resulting from the headcount reductions initiated in October 2007.

        The cash used in operating activities was partially offset by a reduction in accounts receivable of $75.7 million as a result of strong cash collections and the high percentage of revenue in the first nine months of 2007 from our PCD segment which generally has experienced a shorter collection period on related receivables. Customer advances increased by $30.3 million for the nine months ended September 30, 2007. Customer advances represents cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded.

        Non-cash charges for the nine months ended September 30, 2007 included $43.8 million of depreciation and amortization and a $7.0 million stock-based compensation expense.

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

        Non-cash charges for the nine months ended September 30, 2006 included $51.5 million of depreciation and amortization and a $13.1 million of stock-based compensation expense. In addition, a $12.3 million gain was recognized from the sale of semiconductor design assets to Marvell Technology Group, Ltd. during the nine months ended September 30, 2006.

Investing Activities

2007

        Net cash used in investing activities for the nine months ended September 30, 2007 totaled $16.7 million. Cash of $24.0 million was received from the proceeds from the sale of short-term and long-term investments, $4.3 million was received in connection with achieving certain milestones related to the sale of certain semiconductor assets in 2006 and $7.3 million was the result of a change in restricted cash balances representing a release of restricted cash. Cash outflows from investing activities included $29.7 million for the purchase of short-term investments as well as $22.5 million for the purchase of property, plant and equipment.

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

Financing Activities

2007

        Net cash provided by financing activities was $39.1 million, primarily consisting of net borrowing from our line of credit of $33.0 million and other activities such as a change in cash overdrafts of $6.1 million for the nine months ended September 30, 2007.

2006

        Net cash used in financing activities was $96.4 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowings of $96.0 million.

Liquidity

        We reported net losses in each quarter in the period beginning April 1, 2005 and continuing through September 30, 2007, which have resulted in an accumulated deficit of $666.6 million and total stockholders' equity being reduced to $700.8 million at September 30, 2007. Additionally, at September 30, 2007, we had short-term debt in China under lines of credit to our China subsidiaries of $140.1 million maturing in 2007 and through the third quarter of 2008, and short-term debt outside of China in the form of convertible subordinated notes with a principal balance of $274.6 million that matures in March 2008.

        Our working capital was $496.5 million and $815.6 million at September 30, 2007 and 2006, respectively, and included cash on hand of $509.6 million and $604.4 million and short term investments of $134.3 million and $12.3 million, respectively in 2007 and 2006, respectively. Short-term investments increased due to a reclassification of $115.2 million of investments from long-term to short-term.

        We had credit facilities in China at September 30, 2007 totaling $633.9 million, with $351.0 million of this amount available for working capital purposes, of which we had drawn $140.1 million in outstanding borrowings, with interest rates ranging from 5.51% to 6.67%. As of September 30, 2007, $282.9 million was available for use in support of letters of credit and corporate guarantees. These facilities expire primarily in November and December of 2007. Our practice in China is to draw new loans under the credit facilities prior to either the maturity of our borrowings or expiration of our facilities to ensure we maintain adequate liquidity to re-pay the existing borrowings at maturity, or to effectively lengthen the credit facility period to the latest maturity date of the underlying borrowings.

        We believe that based upon our recent financial performance and financial position our lenders may reduce the total available credit when we negotiate renewals of these lines. Furthermore, each borrowing under the credit facilities is subject to the bank's current favorable opinion of the credit worthiness of the Company's China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. However, we believe the amounts of credit our lenders may make available and the borrowings made under the renewed lines of credit will be sufficient to meet planned uses of these credit facilities.

        Of our total cash and short-term investments at September 30, 2007 of $643.9 million, a total of $432.8 million was held in China. To meet liquidity needs outside of China, our subsidiaries in China have the ability to transfer cash to the Company in the United States under China's current exchange control regulations. The amount of cash available for transfer from the China subsidiaries is limited both by liquidity needs of the subsidiaries in China and by Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. During the nine months ended September 30, 2007, our China subsidiaries made such transfers of funds out of China to the Company totaling $150 million.

        Although we believe we now have a sufficient amount of cash resources to finance our anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to repay the convertible notes due on March 1, 2008. Management's liquidity plans include a partial or complete refinancing of the convertible notes, renewal of the lines of credit in China, transfers of more cash from its subsidiaries in China to the extent necessary, and, if needed, liquidation of certain short-term investments and/or seeking new financing arrangements. The plans to liquidate certain investments resulted in a reclassification of these investments valued at $115.2 million from long-term to short-term as of September 30, 2007. Our ability to maintain sufficient liquidity is also dependent on achieving projected sales and operating margin forecasts.

        The convertible notes were issued in March 2003 when we completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 (the "Notes") to qualified institutional buyers. The notes are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all of our present and future senior debt. Concurrent with the issuance of the convertible notes, we entered into a convertible bond hedge and a call option transaction with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008. During 2005, we completed exchanges of approximately 5.0 million shares of our common stock and approximately $57.1 million in cash for $127.9 million aggregate principal amount of outstanding notes. As a result of the early extinguishment, we also amended the convertible bond hedge and call option transactions to reflect the change in principal amount of the underlying notes.

        If an event of default were to occur and be continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. Therefore as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, because the independent review by the Governance Committee of the Company's historic stock option accounting was not completed, after receiving a purported notice of default from the trustee for the notes (the "Trustee") asserting that the delay in filing and a failure to comply with certain covenants had caused a default under the Indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including January 9, 2007, caused by a delay in filing certain reports required to be filed pursuant to the Exchange Act (the "SEC Reports") with the Securities and Exchange Commission (the "SEC") and entered into a First Supplemental Indenture with the Trustee, dated January 9, 2007, which provided that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. After receiving a notice of default from the Trustee asserting that our inability to timely file SEC Reports and comply with certain covenants as of May 31, 2007 had caused a default under the Indenture, we solicited and received the requisite consents from the holders of the notes to a waiver of any defaults which may have occurred to and including July 26, 2007 and entered into a Second Supplemental Indenture with the Trustee, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with our consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that (i) during the period from and including July 26, 2007 to and including October 15, 2007 ("Covenant Reversion Date"), any failure by us to comply with the covenants contained in the original indenture agreement related to the required filing of reports with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date.

        On October 15, 2007, we received an additional notice of default asserting that a default had occurred under the Indenture (as amended by the First Supplemental Indenture and the Second Supplemental Indenture) with respect to the Notes. The specific purported defaults referred to in the notice of default were (i) our failure to file with the SEC and provide copies to the Trustee of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2007 and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007 and (ii) our failure to deliver to the Trustee the officer's certificate of compliance required by the Indenture. The notice of default provided that we had 60 consecutive days from October 15, 2007 to cure the purported defaults before such defaults would constitute an "Event of Default" under the Indenture. The occurrence of an "Event of Default" under the Indenture would afford the Trustee or holders of not less than 25% in aggregate principal amount of outstanding Notes the right to declare the full principal amount of all outstanding Notes to be immediately due and payable. On October 17, 2007, we filed our Form 10-Q for the fiscal quarter ended March 31, 2007 with the SEC and on October 19, 2007, we filed our Form 10-Q for the fiscal quarter ended June 30, 2007 with the SEC and delivered the officer's certificate of compliance required by the Indenture to the Trustee. We were subsequently notified by the Trustee that we had cured our purported default under the Indenture within the period specified by the notice of default.

        Under the Second Supplemental Indenture, the Notes accrued an additional 6.75% per annum in special interest from and after January 9, 2007 to and including July 25, 2007, and accrue an additional 10% per annum in special interest from and after July 26, 2007 to the date the Notes are paid, prepaid, redeemed, converted or otherwise cease to be outstanding. The special interest rate accruing on the Notes after July 26, 2007 represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum provided by the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the Notes now bear a stated interest rate of 10.875%. Accordingly, we will have $22.0 million of additional annual interest expense in 2007 while the Notes are outstanding. Payments of special interest will be made in addition to, and at the same time and in the same manner as, regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.

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

        Our China sales are generally denominated in local currency, and we accept commercial notes receivable with maturity dates of between three and six months from our customers in China in the normal course of business. Notes receivable available for sale was $9.7 million and $5.1 million at September 30, 2007 and December 31, 2006, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets as the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140") have been met.

        Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition, results of operations and cash flows. We have contracts negotiated in Japanese Yen and we maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at September 30, 2007 was approximately $3.8 million.

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

        On March 16, 2007, China's top legislature, the National People's Congress, passed the China Corporate Income Tax Law ("CIT Law"). CIT Law will be effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") would be effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

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

Off balance sheet arrangements

        On August 1, 2005, we entered into a 364-day committed receivables purchase facility with a financial institution, which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. On March 30, 2007, the agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the financial institution. Potential sales of the accounts receivables under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold will be carried at their net realizable value, including an allowance for doubtful accounts. We have not sold any receivables pursuant to this facility during 2006 or the first nine months of 2007. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

Contractual obligations and other commitments

        Our obligations under contractual obligations and commercial commitments are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	over 5 years
	(in thousands)
Contractual Obligations
Bank loans	$140,134	$140,134	$—	$—	$—
Convertible subordinated notes	$274,600	$274,600	$—	$—	$—
Interest payable on debt	$16,685	$16,685	$—	$—	$—
Lease obligations	$30,142	$14,229	$13,841	$1,062	$1,010
Other Commercial Commitments
Standby letters of credit	$43,095	$26,403	$16,692	$—	$—
Purchase commitments	$82,680	$78,479	$4,201	$—	$—

Bank loans

        At September 30, 2007, we had loans with various banks totaling $140.1 million with interest rates ranging from 5.51% to 6.67% per annum. These bank loans mature during the fourth quarter of 2007 and through the third quarter of 2008 and are included in short-term debt.

Convertible subordinated notes

        Our convertible subordinated notes, due March 1, 2008, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

        Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. Pursuant to the First Supplemental Indenture, the convertible subordinated notes accrue an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes, unless the notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture providing that the convertible subordinated notes will accrue an additional 10% per annum in special interest from and after July 26, 2007 to the March 31, 2008 maturity date of the notes unless the notes are earlier repurchased or converted. The special interest rate represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%. Interest is payable semiannually on March 1 and September 1, and payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. For more information regarding the notice of default on May 31, 2007, the notice of default on October 15, 2007, and the Company's Second Supplemental Indenture, see the "Liquidity and Capital Resources" section of this Quarterly Report.

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

Purchase commitments

        We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty. As of September 30, 2007, total open commitments under these purchase orders extending beyond one year were approximately $4.2 million. Additionally, we have agreed to purchase from Marvell certain chip-sets that will be included in 50% to 100% of our PAS handsets, through 2011.

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

Income Tax Obligations

        Effective January 1, 2007, we adopted the provisions of FIN 48. As of September 30, 2007, we had $85.7 million of liabilities for unrecognized tax benefits. If recognized, the portion of liabilities for unrecognized tax benefits that would decrease the provision for income taxes and increase our net income is $7.3 million. The impact on net income reflects the liabilities for unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $78.4 million. We have not included these amounts in the above table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and we are in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time we can establish verifiable objective evidence of the fair value.

        Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery of equipment and we are entitled to full payment. We do not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction.

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended, and EITF No. 03-05, "Applicability of SOP 97-2 to Non-software Deliverables Containing More Than Incidental Software." We allocate revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE") of fair value. VSOE of fair value of each element is based on the price charged when the same element is sold separately. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases we have agreed to give software upgrade rights on a "when and if made available" basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of "post contract support." We have not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided. The expected period of support is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. We review assumptions regarding the estimated post contract support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post contract support periods were different than original assumptions, the contract revenues would be recognized over the remaining expected period of support.

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

        We also sell products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectibility cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition When Right of Return Exists." In most cases, we have developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

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

Stock-Based Compensation

        Prior to January 1, 2006, we accounted for share-based payment awards under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provided the required pro forma disclosures under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." In accordance with APB 25, non-cash compensation expense was recognized for any options for which the exercise price was below the market price on the actual grant date, based on the difference between the exercise price and the market price. The expense was recognized ratably over the associated service period, which was generally the option vesting term.

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)"), using the modified prospective transition method. Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in our Consolidated Statement of Operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected term of the share-based payment awards and stock volatility. We estimate an expected term of options granted based upon our historical exercise and cancellation data for vested options. We use historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on our common stock available to determine implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and compensation expense could be materially different in the future. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Variable Interest Entities

        The Financial Accounting Standards Board, ("FASB") issued FASB Interpretation No. 46(R), ("FIN 46(R)"). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. We adopted FIN 46(R) in the quarter ended December 31, 2003.

Receivables

        Although we evaluate customer credit worthiness prior to a sale, we provide an allowance for doubtful accounts for the estimated loss on trade and notes receivable when collection may no longer be reasonably assured. We assess collectibility of receivables based on a number of factors including analysis of creditworthiness, our ability to collect payment and on the length of time an individual receivable balance is outstanding. Our policy for determining the allowance for doubtful accounts includes both specific allowances for balances known to be uncollectible and a formula-based approach, based on aging of the accounts receivable, as a precursor to a management review of the overall allowance for doubtful accounts. This formula-based approach involves aging of the Company's accounts receivable and applying a percentage based on the Company's historical experience; this approach results in the allowance being computed based on the aging of the receivables. We evaluate the percentages applied to each category of aged accounts receivable periodically based on actual history of write-offs and collections and refine this formula-based approach accordingly for use in future periods.

        We believe that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because of the length of the collection cycle for our China based receivables and the material effect of this estimate on our results of operations and financial position.

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

        For any post contract support services where the revenue is deferred, the entire related deferred direct costs are classified as a noncurrent asset, consistent with the definition of a current asset per Accounting Research Bulletin No. 43, "Working Capital: Current Assets and Current Liabilities."

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

        In 2006, due to developments in our business, we determined that earnings from certain subsidiaries were not permanently reinvested outside the United States. We provide U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United

States. Under APB 23 "Accounting for Income Taxes—Special Areas," deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings could be deemed to be permanently reinvested outside the United States. Prior to 2006, we had not provided for U.S. tax on any foreign unremitted earnings because we did not intend to repatriate such earnings.

        As described in Note 20 in the Notes to Condensed Consolidated Financial Statements, effective January 1, 2007 we adopted FASB Interpretation No. 48. "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109."

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

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 21, "Recent Accounting Pronouncements," in the Notes to Condensed Consolidated Financial Statements in Item 1 of this Quarterly Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

        The table below represents carrying amounts and related weighted-average interest rates of our interest-bearing investment portfolio at September 30, 2007:

(in thousands, except interest rates)
Cash and cash equivalents	$509,550
Average interest rate	2.02%
Restricted cash—short-term	$9,224
Average interest rate	4.39%
Interest-bearing short-term investments	$19,154
Average interest rate	1.99%
Restricted cash—long-term	$16,692
Average interest rate	5.04%
Total cash, cash equivalents and interest-bearing investment securities	$554,620
Average interest rate	2.15%

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

Foreign Exchange Rate Risk

        We are exposed to foreign currency exchange rate risk because a significant percentage of our sales are made in foreign countries and denominated in local currency. Historically, the majority of our sales have been made in China, denominated in Renminbi, and portions of our accounts receivable and payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China and fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. The cash and short-term investment balance held in China was $432.8 million at September 30, 2007. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 7.52 Renminbi to the U.S. dollar at September 30, 2007. Additionally, during 2006 and the first nine months of 2007 we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. We maintain Japanese Yen bank accounts for purchasing portions of our inventories and supplies.

        Our revenues, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions using forward foreign currency exchange rate contracts. We have not hedged any such transactions, and due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. As our foreign currency balances are not hedged, any significant revaluation of the foreign currencies may materially and adversely affect our cash flows, revenues, operating results and financial position.

        We have performed a sensitivity analysis as of September 30, 2007, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the U.S. Dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by the underlying exposures. The foreign currency exchange rates used were based on market rates in effect at September 30, 2007. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign exchange financial instruments of $15.7 million at September 30, 2007.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        UTStarcom, Inc. ("UTStarcom" or the "Company") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and that such information is accumulated and communicated to the Company's management, including its chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

        In connection with the preparation of this Quarterly Report on Form 10-Q ("Form 10-Q"), the Company carried out an evaluation as of September 30, 2007 under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of September 30, 2007 the Company's disclosure controls and procedures were not effective because of the material weaknesses described in "Management's Annual Report on Internal Control over Financial Reporting," included in "ITEM 9A—CONTROLS AND PROCEDURES" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the

"Item 9A in the 2006 Annual Report"), which have not yet been fully remediated. Investors are directed to Item 9A in the 2006 Annual Report for the description of these weaknesses.

        A "material weakness" is a control deficiency in internal control over financial reporting, or a combination of deficiencies in internal control over financial reporting, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. To address these material weaknesses in internal control over financial reporting noted above, the Company performed additional analyses and other procedures (as further described below under "Management's Planned Remediation Initiatives and Interim Measures") to ensure that the Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Accordingly, the Company's management believes that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management's Planned Remediation Initiatives and Interim Measures

        The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A in the 2006 Annual Report. In particular, the Company has implemented during 2006 and the first three quarters of 2007, and plans to continue to implement during 2007, the specific measures described below. In addition, in connection with the September 30, 2007 quarter-end reporting process, the Company has undertaken additional measures described under the subheading "Interim Measures" below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

        1.     To remediate the material weakness described in Item 9A in the 2006 Annual Report, in "1. The Company did not maintain an effective control environment," the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures. These measures include the following:

          a)    Effective financial reporting process, including policies and procedures—In the fourth quarter of 2006, the Company's finance department commenced an initiative to update its finance and accounting policies and procedures. Through this initiative, which was ongoing through the first nine months of 2007 and will be ongoing through the rest of 2007, the Company's financial policies and procedures will be reviewed for completeness, accuracy and adequacy, updated and brought current, and standardized globally as necessary and appropriate. A communication plan will also be developed to ensure updated policies and procedures are publicized and understood, and appropriate employees are trained in their application, as necessary. The Company expects this initiative will form the foundation for the process to maintain and keep current its finance and accounting policies and procedures on a go-forward basis. In addition, starting in the fourth quarter of 2006, the Company commenced internal audits of, and in the remainder of 2007 and 2008 plans to continue to expand and increase the scope of its efforts to monitor, controls at the Company's decentralized and remote operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

          b)    Non-compliance with established policies and procedures intended to ensure compliance with laws and regulations—During the second quarter of 2006, the Company launched a formal investigation at the direction of the Audit Committee of the Company's Board of Directors ("Audit Committee") to review alleged violations of the Foreign Corrupt Practices Act; refer to "Governmental Investigations" under "ITEM 1—LEGAL PROCEEDINGS" for additional information. Throughout the course of this investigation, the Company took and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In addition, in the third and fourth quarters of 2006 and 2007 to date, the Company provided training to personnel in offices in various regions including North America, Europe, and China and, in the remainder of 2007 and in 2008, plans to continue to provide training and expand its coverage of personnel employed in other regions and countries. In addition, the Company's internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company's efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

          c)     In addition to the specific measures described above to address this material weakness in the control environment, the Company's planned remediation measures include the following:

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

              iii.  The Company retained and intends to continue to retain the services of outside consultants with relevant accounting experience, skills and knowledge in the application of GAAP, working under the supervision and direction of the Company's management, to supplement the Company's existing corporate accounting and external financial reporting personnel.

              iv.  The Company will continue to hire, and has allocated resources to hire, additional finance personnel as needs arise and to replace departures, in the areas of compliance, corporate accounting, external financial reporting, internal audit, revenue accounting and tax, with relevant accounting experience, skills and knowledge in the application of GAAP.

               v.  In the first quarter of 2007, the Company implemented a new "management by objectives" system which is being used globally to capture corporate and executive management goals and articulate them throughout the organization, and to cascade and align each employee's goals to support corporate objectives. The goal setting, monitoring and evaluation process will incorporate capturing employee's training and development requirements, including training to stay current with the application of GAAP and the company's code of business conduct and ethics.

              vi.  During 2007 to date, the Company's CFO, with assistance from senior financial staff and outside consultants, reviewed and in the remainder of 2007 will continue to review and adapt the overall design of the Company's financial reporting organization and structure, including the roles and responsibilities of each functional group within the Company.

        2.     In addition to the remediation measures described above, the Company has implemented or plans to implement the measures described below, and will continue to evaluate and may in the future implement additional measures.

          a)    To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. a) over "instances of override related to controls in China over customer agreements," the Company's planned remediation measures are intended to address material weakness in China that has the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

                i.  In the period from January to May 2007, the Company effected personnel changes in the sales force in China's western sales region, as well as certain associated sales offices. The Company believes that these changes will enable effective management of the China western sales region's sales operations and enhance compliance with the Company's policies and procedures, including the Company's Code of Business Conduct and Ethics.

               ii.  The Company plans to revise its policies and procedures related to entering into sales contracts, document retention, as well the Code of Business Conduct and Ethics to provide for details around the standards for entering into sales agreements and breaches to the Code of Business Conduct and Ethics.

              iii.  The Company plans to implement mandatory training to employees in China's sales organization around control consciousness and ongoing training to Sales, Contract Management and Finance in China around the Company's policies and procedures, including revenue recognition.

              iv.  The Company plans to review and make improvements to the sales databases to capture relevant contract information and current status information.

               v.  The Company plans to establish a process around organizing visits by business operations and the regional sales managers to the various sales offices in China to enhance the awareness and compliance with the Company's policies and procedures.

          b)    To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. b) over "inventory, including finished goods at customer sites, inventory reserves and deferred costs accounts and associated cost of sales," section 2. c) over "inventory reserves for losses on customer contracts and associated cost of sales," and section 2. d) over "accounting for warranty reserves and associated cost of sales," the Company's planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

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

               ii.  In the third quarter of 2007, the Company enhanced and in the remainder of 2007 plans to enhance its processes and procedures related to properly tracking and confirming inventory movements to ensure the proper classification of inventory, including finished goods at customer sites, and deferred costs (and associated accounts such as purchase price variances), and to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized. The revised processes will include involving and obtaining detailed and timely input from business unit, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. New reports have been developed and reports and procedures will continue to be enhanced as necessary to facilitate the accuracy of accounting for these processes. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

          c)     To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. e) over "accounting for and disclosure of stock-based compensation expense," the Company's planned remediation measures are intended to address material weaknesses that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

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

               ii.  Further, in November 2006, the Company migrated to a new vendor's system for stock options and equity awards administration, selected in part for its improved processes, systems and controls.

              iii.  In April 2007, the Company's compensation committee of the board of directors approved an equity award grant policy and procedures ("Awards Policy"). Under this Awards Policy, the Company has adopted the following equity awards grant processes:

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

              iv.  In October 2007, relevant personnel at the Company were provided training in the equity awards granting and accounting process.

               v.  In April 2007, the Company created the position of and hired a new chief ethics officer, to provide focused executive leadership in the area of corporate ethics and integrity.

              vi.  During the remainder of 2007, the Company will update its record retention policy to specify retention of equity award records.

          d)    To remediate the material weaknesses described in Item 9A in the 2006 Annual Report in section 2. f) over "its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP", the Company's planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of preventing the complete, accurate and timely preparation and review of the Company's consolidated financial statements in future financial periods. In addition to the measures described above, these measures include the following:

                i.  During the fourth quarter of 2006 and during 2007 to date, the Company implemented and in the remainder of 2007 and in 2008, the Company plans to continue to enhance and improve month and quarter-end closing procedures within its corporate accounting function to standardize its processes for financial review to ensure that reviewers at its U.S. headquarters analyze and monitor financial information in a consistent and thorough manner. In addition, the Company implemented and plans to continue to improve new and enhanced procedures within its corporate accounting function to ensure that non-routine transactions are identified and escalated to senior financial management during the close process to help ensure proper accounting treatment.

               ii.  During the fourth quarter of 2006 and during 2007 to date, the Company implemented and in the remainder of 2007 and in 2008, the Company plans to continue to enhance and improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

Interim Measures

        Management has not yet implemented and/or tested all of the measures described above under the heading "Remediation Initiatives." Nevertheless, management believes the measures identified above (to the extent these have been implemented), together with other measures undertaken by the Company in connection with preparation of the consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described in Item 9A in the 2006 Annual Report and that remain material weaknesses as of September 30, 2007. These other measures include the following:

          1.     The Company retained on an interim basis outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company's management, to assist with its review in a number of areas including inventory and reserves, equity award pricing and accounting, and SEC external financial reporting.

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

            c)     Review of contract analysis reports and consolidated revenue schedules from the third quarter of 2007 to determine the proper recording and classification of inventory and deferred costs and the related cost of goods sold (including associated accounts such as purchase price variance).

            d)    Analysis of the backlog report, gross margin report and contract analysis report, enhanced discussions with business unit, operations and sales and services personnel to enhance the information available for finance to analyze, and thorough review of related sales and cost information to determine the reserves for losses on customer contracts and associated cost of sales.

            e)    Analysis of actual cost reports associated with specific warranty reserves and discussions with business units, operations and sales and services personnel to enhance the information available for finance to analyze and determine the adequacy of liability reserves for warranty and associated cost of sales.

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

          3.     As part of the investigation of historical sales in China, the Audit Committee retained independent outside counsel and forensic accountants to conduct an investigation of sales in China. The investigation was expanded to consider sales contracts entered into in the period 2000 to 2006 in China, beyond the Western Region in order to provide adequate coverage percentage of the value of sales contracts entered into during the period. The investigation encompassed different procedures depending on the contract type, date and region in which the contracts were executed. Additionally, the Company conducted a review of a portion of contracts recognized in revenue during the quarter ended September 30, 2007, from the Western Region in China, for compliance with revenue recognition criteria. As part of this review, the Company matched the contract copies at the China headquarters, regional office and the relevant sales office, and analyzed them for terms that might affect revenue recognition.

Management's Conclusion

        Management believes the remediation measures described under "Management's Planned Remediation Initiatives and Interim Measures" above will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified in "Management's Annual Report on Internal Control over Financial Reporting." However, management has not yet implemented all of these measures and/or tested them. Management believes that the interim measures described under "Management's Planned Remediation Initiatives and Interim Measures" above provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements included in this Form 10-Q and has discussed this with the Company's Audit Committee.

        The Company is committed to continuing to improve its internal control processes and will continue to diligently and vigorously review its disclosure controls and procedures and its internal control over financial reporting in order to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. However, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. As management continues to evaluate and work to improve the Company's internal control over financial reporting, it may determine to take additional or alternate measures to address control deficiencies, and it may determine not to complete certain of the measures described under "Management's Planned Remediation Initiatives and Interim Measures" above.

Changes in Internal Control over Financial Reporting

        The discussion above under "Management's Planned Remediation Initiatives and Interim Measures" includes a description of the material changes to the Company's internal control over financial reporting during the third quarter of 2007 and subsequent to September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class action lawsuits alleging federal securities violations were filed against us and various officers and directors of our company. The actions have been consolidated in United States District Court for the Northern District of California under the caption In re UTStarcom, Inc. Securities Litigation, Master File No. C-04-4908-JW (PVT). The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        On June 2, 2006, we and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, we and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint.

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

Shareholder Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of our current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names us as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, we and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled our demurrer, ordered the plaintiff to file an amended complaint, and ordered us to answer the original complaint. The plaintiff filed an amended complaint and we have filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint.

        Due to the preliminary status of this complaint and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial position, results of operations, or cash flows.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss brought by defendants including us. The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including us). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Our case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. It is unclear whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses and intend to defend the action vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.

Passave Litigation

        In November 2005, the Company filed suit in the Superior Court of California, County of Santa Clara, against Passave, Inc. ("Passave") for breaches of contract and warranties in connection with a semiconductor device sold by Passave, Ltd. (Passave's wholly-owned subsidiary) to the Company. The Company's complaint alleges that the Passave device, known as the PAS5001M3 chip, has exhibited certain operational malfunctions within some of our Fiber-to-the-Home product line, and has thereby caused damage to the Company. The parties entered into a settlement agreement in favor of the Company, dated August 7, 2007, and have since dismissed all claims with prejudice.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, we filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, we assert that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 ("the '473 patent") through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. We seek declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, we filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that we would withdraw our motion to strike. On August 10, 2005, we responded to Starent's amended counterclaim filed on July 27, 2005. In early December 2006, we filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage and its outcome cannot be predicted, although we believe the litigation has merit. Nonetheless, we believe that any adverse judgment on Starent's counterclaims will not have a material adverse effect on our business, financial condition, or results of operations.

        On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. In its Complaint, the Company asserts that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent's ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using the Company's confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with the Company's business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent's products, and that several of Starent's patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendants motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company's complaint, denying the Company's allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage. The Court has recently given the Company permission to amend the Complaint to allege additional related causes of action. The Amended Complaint will be filed by November 16, 2007 and Starent will be given twenty days to answer and file any counterclaims. It is anticipated that the Company will then renew its motion to dismiss most of the counterclaims. The court has appointed a special master to handle discovery and issues related to identification of the trade secrets. Discovery is now ongoing. The Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition or results of operations.

Telemetrix, Inc. Arbitration

        On October 19, 2006, Telemetrix, Inc. ("Telemetrix") filed a formal Request for Arbitration against us to the World Intellectual Property Organization ("WIPO") in Geneva, Switzerland. The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003. We assumed Telos' rights and obligations under this contract pursuant to our purchase of Telos' assets on May 19, 2004. Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage. In December 2006, we filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix. An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of us due to Telemetrix's failure to allege sufficient facts in support of a majority of its causes of action. On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract, fraud, interference with contractual relations and interference with prospective economic advantage. The previous hearing date of December 11-13, 2007 has been vacated. No hearing date has been rescheduled. Discovery has begun. The financial impact of the above claim is not determinable at this time. Therefore, the Company is unable to currently estimate the loss, if any, associated with this claim.

Telos Technology, Inc. Litigation

        On November 22, 2005, plaintiffs Telos Technology, Inc., Telos Technology (Canada), Inc., Telos Technology (Bermuda) Ltd., and Telos Engineering Limited (collectively, the "Telos Plaintiffs") filed a Complaint against the Company in the Superior Court of California, County of Santa Clara. The Complaint alleges five causes of action, including breach of contract, breach of the implied covenant of good faith and fair dealing, fraudulent inducement, intentional misrepresentation and negligent misrepresentation, all of which arise from the Asset Purchase Agreement between the parties dated April 21, 2004. The Telos Plaintiffs assert that the Company breached the express and implied terms of the Asset Purchase Agreement and made representations to the Telos Plaintiffs during negotiations that it never intended to fulfill. The Telos Plaintiffs sought at least $19 million in damages, unspecified punitive damages and attorneys' fees. The parties executed a settlement agreement in the amount of $4.5 million on August 20, 2007 and the case was dismissed on September 26, 2007 with prejudice.

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

ITEM 1A—RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

The restatement of our consolidated financial statements following the Nominating and Corporate Governance Committee's and management's review of our past stock option granting practices and the Audit Committee's and management's review of certain sales in China has resulted in expanded litigation and regulatory proceedings and may result in future litigation which could harm our financial results

        Our review of our historic option granting practices and certain sales in China has required us to incur substantial expenses for legal, accounting, tax and other professional services, has diverted our management's attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows.

        The Audit Committee of our Board of Directors ("Audit Committee") engaged independent counsel to conduct an investigation of sales in China. The independent counsel engaged forensic accountants. The China sales investigation, which commenced in February 2007 and was completed in September 2007, covered each of the seven years in the period ended December 31, 2006. As a result of the review, management concluded and recommended to the Audit Committee that our previously issued financial statements should be restated to defer the system sales contract revenue and the related cost of net sales for certain sales arrangements in one region of China found to contain post-contract support obligations and recognize such amounts in our consolidated statements of operations over the estimated period of post-contract support. The Audit Committee concurred with management's recommendation.

        In November 2006, we announced that the Nominating and Corporate Governance Committee of our Board of Directors ("Governance Committee"), comprised of independent directors, was conducting a voluntary review, with the assistance of independent legal counsel and forensic accounting experts (the "Option Grant Review Team"), of our historic option granting practices, the timing of option grants and related accounting matters. The review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable as well as the rules of our stock option plans. Upon completion of the review, management concluded the adjustments to correct errors in stock option accounting in our previously issued financial statements for the years ended December 31, 1998 and 2000 through 2005, and the quarterly periods of 2005, as well as in the quarterly periods ended March 31 and June 30, 2006 that are reflected in our consolidated financial statement information included in Exhibit 99.1 in our Annual Report on Form 10-K for the year ended December 31, 2006 should be made.

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

        Our restatement of previously issued financial statements to correct revenue recognition for certain sales in China and for the effects of past stock options granting practices has exposed us to greater risks associated with litigation and regulatory proceedings. We have voluntarily provided information about the conduct of our independent investigation and review, the findings of the reviews, and our conclusions to the staff of the Securities and Exchange Commission ("SEC"), and are cooperating, and will continue to cooperate fully with the SEC. In addition, as described in Part II, Item 1, "Legal Proceedings," of this Form 10-Q, several derivative complaints have been filed against certain of our current and former officers and directors pertaining to allegations relating to stock option grants. However, our judgments may be challenged in legal proceedings or regulatory reviews, and we could be subject to adverse findings that could require us to again restate our financial statements, to pay damages or penalties, or have other remedies imposed upon us that could harm our business, financial condition, results of operations and cash flows. We may also be exposed to legal proceedings in connection with the results of our investigation of certain sales in China. We cannot guarantee that new lawsuits related to the matters resulting in the restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against the Company or our current and former directors or officers.

The matters relating to the Audit Committee's investigation of revenue recognition in China, the Governance Committee's review of our past stock option granting practice, and the restatement of our consolidated financial statements may otherwise adversely impact our business.

        As a result of our delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have been current in our SEC filings for 12 calendar months. We became current in our SEC filings on October 19, 2007. We may use Form S-1 to raise capital, but doing so could increase transaction costs and the time required to complete such transactions.

        Employees who were awarded options at a discount from fair market value and were totally or partially unvested as of December 31, 2004, may be subject to a penalty tax under Internal Revenue Code Section 409A ("Section 409A") and corresponding states taxes upon exercise of these stock options. We are considering certain actions, which we believe would be in the best interests of our stockholders and employees that might substantially reduce or eliminate the federal and state penalty taxes. However, there is no guarantee that we will be successful in developing effective measures to address employees' adverse tax consequences, and any such measures may cause us to incur additional cash or noncash compensation expense. Furthermore, such measures, or the failure of such measures, may require the Company to incur substantial expenses for legal, accounting, tax and other professional services and may divert management's attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

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

        At September 30 2007, we had cash and short-term investments of $643.9 million to meet our liquidity requirements of which $432.8 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds outside of China; such controls limit transfers of approximately $200 million of our net assets outside of China without first obtaining the consent of the Chinese government. While we believed the China subsidiaries could freely transfer at least $200 million as of September 30, 2007, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by the Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. Additionally, available credit facilities in China at September 30, 2007 totaled $633.9 million, of which $351.0 million was available for working capital purposes and $282.9 million was available for use in support of letters of credit and corporate guarantees. These credit facilities expire principally in November and December 2007, and we had borrowed $140.1 million at September 30, 2007 under the working capital portion of the available credit lines. We also have outstanding long-term debt outside of China in the form of our convertible subordinated notes with a principal balance of $274.6 million that mature in March 2008 (the "Notes").

        During the nine months ended September 30, 2007 our China subsidiaries made transfers of funds out of China to the Company totaling $150 million. Although we believe the Company now has sufficient amount of cash resources to finance the Company's anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to repay the Notes upon maturity in March 2008, and we expect our recent financial performance and financial position will cause the lenders to reduce the total available credit facilities when we negotiate renewals of the lines of credit in China in late 2007. Management's liquidity plans include a partial or complete refinancing of the convertible notes, renewal of the lines of credit in China, transfers of additional cash from its subsidiaries in China to the extent necessary, and, if needed, liquidation of certain investments and/or seeking new financing arrangements. In addition, it may be necessary for us to make significant changes to our business plan to maintain adequate liquidity for at least the next 12 months in the event of various matters, such as:

  •
  changes in financial market conditions or our business condition that could limit our access to existing credit facilities or make planned re-financings more costly or even unfeasible;

  •
  changes in China's currency exchange control regulations that could limit our ability to access cash in China to meet liquidity requirements outside of China; and

  •
  inability to achieve planned operating results that could increase liquidity requirements beyond those considered in our financial plans.

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

        During the nine months ended September 30, 2007 our China subsidiaries made transfers of funds out of China to the Company totaling $150 million. Although we believe the Company now has sufficient amount of cash resources to finance the Company's anticipated working capital and capital expenditure requirements for the next 12 months, we do not have enough cash outside of China to also repay the convertible notes, aggregating $274.6 million and maturing on March 1, 2008. Because we are limited by the Chinese government's imposition of currency controls on transfer of funds outside of China, it may be time-consuming, difficult and /or expensive for us to transfer funds from China to repay the Notes. As a result, if an Event of Default on the Notes were to occur, we may not have sufficient cash resources to repay the Notes and to continue operations without seeking new financing arrangements. We cannot be certain that additional financing for these purposes would be available on acceptable terms or at all, and if such financing is not available, our business could be seriously harmed. See the risk factor entitled "We face a variety of risks related to our convertible subordinated notes" for a further description of our obligations under the Notes, our recent consent solicitation of the noteholders and our compliance with certain covenants under the Indenture.

Sales in China have historically accounted for a material portion of our total sales, and our business, financial condition and results of operations are to a significant degree subject to economic, political and social events, and the performance of our senior management team in China.

        Approximately $785.5 million, or 32%, $870.6 million, or 30%, and $2,028.2 million, or 79%, of our net sales for fiscal years 2006, 2005 and 2004, respectively, occurred in China. While we have expanded into other markets, we have made substantial investments in China and, therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. In addition, we have had significant changes within our senior management team in China recently, and our current senior management team as a whole does not have the same degree of experience in China as our senior management team had in the past. (See the risk factor entitled "Our success depends on continuing to hire and retain qualified personnel, including for senior management positions, and if we are not successful in attracting and retaining these personnel and in managing key employee turnover, our business will suffer"). If our current senior management in China cannot maintain and/or establish key relationships with customers, governmental entities and others in China, our business in China may decline significantly. If our business in China declines, our financial condition and results of operations may be significantly harmed.

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

        Our ability to source a sufficient quantity of high-quality, cost-effective components used in our products may also be limited by import restrictions and duties in the foreign countries in which we manufacture our products. We require a significant number of imported components to manufacture our products, and imported electronic components and other imported goods used in the operation of our business may be limited by a variety of permit requirements, approval procedures, patent infringement claims, import duties and licensing requirements. As an example, a recent court case between a third party and one of our suppliers involved a patent dispute potentially restricting the importation of handsets into the U.S. While this case has been resolved in the supplier's favor at the trial court level, our supply of products could be affected by similar cases in the future. Moreover, import duties on such components increase the cost of our products and may make them less competitive.

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

        From time to time we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. For example, in 2005, we announced workforce restructurings. These programs resulted in the termination of approximately 1,595 employees worldwide through

December 31, 2005. We anticipate making further workforce reductions and taking additional rebalancing actions in the future. In October 2007, our Board of Directors approved a restructuring plan which includes a worldwide reduction in force of approximately 11% of the Company's headcount, or approximately 700 employees. We expect cost savings from planned restructuring activities to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts. Significant risks associated with these actions and other workforce management issues that may impair our ability to achieve anticipated cost reductions or may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets due to the loss of employees, particularly sales employees.

Our success depends on continuing to hire and retain qualified personnel, including for senior management positions, and if we are not successful in attracting and retaining these personnel and in managing key employee turnover, our business will suffer.

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

        Because a significant percentage of our sales are made in foreign countries and denominated in local currency, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our sales have been made in China and denominated in Renminbi. Prior to July 2005, the impact of currency fluctuations of Renminbi were insignificant as it was fixed to the U.S. dollar. However, in July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 7.52 Renminbi to the U.S. dollar at September 30, 2007. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

        Outside of China, our primary foreign currency exposures have related to non-dollar denominated sales and purchases in Japan, Europe, Canada and India. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. We have experienced material adverse impacts on our results of operations from fluctuations in currency exchange rates and may continue to do so in the future.

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

        Currently, we are a defendant in securities litigation class action lawsuits, as well as other lawsuits. Additionally, from time to time we are plaintiffs or defendants in other lawsuits including lawsuits in the ordinary course of our business. The pursuit or defense of these lawsuits may divert our management's attention, and we may incur significant expenses in pursuing or defending these lawsuits. In addition, we may be required to pay judgments or settlements that could have a material adverse effect on our results of operations, financial condition and liquidity.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting. Our annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of our internal control over financial reporting.

        We have identified material weaknesses in our internal control over financial reporting. See "Part I Item 4—Controls and Procedures—Management's Report on Internal Control Over Financial Reporting." As of the date of this quarterly report on Form 10-Q, we are still in the process of implementing remedial measures related to the material weaknesses identified in 2004 through 2006. If our efforts to remediate the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on the Company's ability to hire and retain qualified personnel. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

        In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law ("Telecommunications Law") to provide a uniform regulatory framework for the telecommunications industry. Currently a draft of the law has been finished and delivered to the National People's Congress for discussion. We do not yet know the final nature or scope of the regulations that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

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

        China's economic environment has been changing as a result of China's entry, in December of 2001, into the World Trade Organization ("WTO"). Foreign investment in the telecommunications sector is regulated by the "Provisions on Administration of Foreign Invested Telecommunications Enterprises" promulgated by the State Council in December 2001 and effective as of January 1, 2002. The provisions brought foreign equity limits into conformity with China's WTO commitments, allowing foreign investors to own equity generally up to 49% for basic telecom services enterprises and up to 50% for value-added telecom services enterprises. Furthermore, China is gradually introducing a market oriented pricing mechanism for telecommunication services. On July 13, 2005, China's Ministry of Information Industry ("MII") and National Development and Reform Commission ("NDRC") approved the launch of plan-based pricing for fixed-line telephone service by China's two fixed-line operators, China Telecom and China Netcom. In August 2005, MII and NDRC endorsed a "Circular on the Changes in Administration of Telecom Service Pricing," which became effective on October 1, 2005 and further relaxed the pricing administration on certain telecom services. As China gradually relaxes such legal provisions, international telecommunication service vendors may seize this opportunity to adjust their China strategy, increasing their investment in China and converting some of their joint-ventures into fully-owned enterprises.

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

        On March 16, 2007, China's top legislature, the National People's Congress, passed the China Corporate Income Tax Law ("CIT Law"). CIT Law will be effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") would be effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

        Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which are generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom Chongqing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), Hangzhou UTStarcom Telecom Co., Ltd. ("HSTC") and UTStarcom China Co., Ltd. ("UTSC"), our active subsidiaries in China, because these entities may qualify as accredited technologically advanced enterprises.

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

        The market for PAS exceeded 96 million users as of the end of fiscal year 2006 and is available in most of the provinces throughout China. We believe the PAS market has matured. For example, during fiscal year 2005, net sales of the PAS/iPAS system and the wireless infrastructure market declined significantly as compared to fiscal year 2004. The overall market for PAS continued to decline through fiscal year 2006, and the first nine months of 2007. If additional handset competitors enter the market, or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

        We only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon communication with the MII, we understand that our PAS systems and handsets are considered to still be in the trial period and sales of our PAS systems and handsets may continue to be made by us during this trial period, but that licenses will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our external legal counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with the information received by our legal counsel in China, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

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

        Broadcasting television over the internet has only recently begun in China. The State Administration of Radio, Film and Television (SARFT), the central government's regulatory body, issued a measure in July 2004 to regulate the broadcasting of audio-visual programs through the information network, which includes our Internet Protocol television (IPTV) business. SARFT categorized the information network into the mobile telecommunication network, fixed communications network, microwave communication network, cable television network, satellite or other metropolitan area network, wide area network, local area network and other information networks categories. The receiving terminal equipment includes computers, television sets, mobile phones and other electronic products. While regulating the IPTV business, SARFT is encouraging development in China of the digital television business, a business that may be competitive with IPTV in the target market. The digital television and IPTV target complementary markets and it is not clear the extent of support SARFT will provide for IPTV in setting regulations. For example, the Guangzhou Administration of Radio, Film, and Television, the municipal regulatory body in the city of Guangzhou, issued a notice to stop all IPTV business in Guangzhou on December 25, 2005. The Zhejiang Administration of Radio, Film, and Television, the local regulatory body in the province of Zhejiang, issued a similar notice on January 10, 2006. In both instances, SARFT had not formally endorsed the launch of commercial IPTV services in those localities. Because the IPTV industry relates to both television and telecom sectors, it may be subject to regulation by different governmental authorities, including the Ministry of Information Industry (MII). At the end of 2005, an official of MII declared that MII and SARFT would jointly administer the IPTV industry in the coming years. However, due to a lack of uniform regulation on the development of the IPTV industry, we cannot predict that our IPTV business will operate smoothly in China. Our business may suffer if the law or policy in China does not encourage the IPTV industry.

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

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 12% of our outstanding stock as of September 30, 2007. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

        We face a variety of risks with respect to our convertible subordinated notes due in 2008 ("Notes"), including the following:

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

        In addition, we are subject to various covenants pursuant to the terms of the indenture governing the Notes, as amended by the First Supplemental Indenture dated January 9, 2007 and the Second Supplemental Indenture dated July 26, 2007 (the "Indenture"). Should we fail to comply with certain covenants in the Indenture, including covenants requiring us to file certain reports required to be filed pursuant to the Exchange Act with the Securities and Exchange Commission (the "SEC") and to provide the Trustee for the notes (the "Trustee") with copies of such reports and certain certificates regarding our compliance with our obligations under the Indenture, the Trustee or the holders of 25% of the aggregate principal amount of the Notes outstanding could accelerate the maturity of the Notes and the Notes could become immediately due and payable. In the past, there have been delays in filing such reports (including our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007) and we have received several notices from the Trustee, asserting purported defaults under the Indenture as a result of our failure to timely file certain of those periodic reports with the SEC, which purported defaults were cured prior to an event of default arising under the Indenture. However, if an event of default under the Indenture were to occur, and the maturity of the Notes were accelerated, and all unpaid principal and accrued interest is declared immediately due and payable, our business would be seriously harmed. In addition, if we are able to raise capital to refinance indebtedness under the Notes by issuing new convertible notes, the terms of such notes may be significantly less favorable than the terms of the Notes, and may cause greater dilution to holders of our common stock.

Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from the NASDAQ Global Select Market and cause us to default on covenants contained in contractual arrangements.

        If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ Global Select Market. For example, as a result of our failure to timely file with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. While we returned to full compliance with Nasdaq's listing requirements on October 19, 2007, we are required to comply with NASDAQ Marketplace Rule 4310(c)(14) as a condition for our common stock to continue to be listed on the NASDAQ Global Select Market.

        If our shares of common stock are delisted from the NASDAQ Global Market, our common stock may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ Global Select Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit Number		EXHIBIT DESCRIPTION
3.1		Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on December 12, 2003)
3.2		First Amended and Restated Bylaws of UTStarcom, Inc., as amended on August 22, 2007 (filed herewith)
4.1		See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2		Specimen Common Stock Certificate. (incorporated by reference to Exhibit 4.1 of Form S-1/A filed with the SEC on February 7, 2000)
4.3		Third Amended and Restated Registration Rights Agreement dated December 14, 1999. (incorporated by reference to Exhibit 4.2 of Form S-1 filed with the SEC on December 20, 1999)
4.4		Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008. (incorporated by reference to Exhibit 4.4 of Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003)
4.5		First Supplemental Indenture, dated January 9, 2007, by and between the Company and U.S. Bank National Association. (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed with the SEC on January 10, 2007)
4.6		Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC, as amended on January 14, 2004. (incorporated by reference to Exhibit 4.7 of Form 10-K filed with the SEC on April 15, 2005)
4.7		Consent Solicitation Statement dated December 22, 2006 related to the Company's 7/8% Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed with the SEC on December 22, 2006)
4.8		Amended Letter of Consent related to the Company's 7/8% Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.3 of Current Report on Form 8-K filed with the SEC on January 8, 2007)
4.9		Supplemental Consent Solicitation Statement dated January 8, 2007 related to the Company's 7/8% Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 of Current Report on Form 8-K filed with the SEC on January 8, 2007)
4.10		Second Consent Solicitation Statement dated July 19, 2007 relating to the Company's Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed with the SEC on July 19, 2007)
4.11		Letter of Consent relating to the Company's Convertible Subordinated Notes due 2008 (incorporated by reference to Exhibit 99.3 to the Form 8-K filed with the SEC on July 19, 2007)
4.12		Second Supplemental Indenture, dated July 26, 2007, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 99.1 to the Form 8-K filed with the SEC on July 30, 2007)
10.1	*	Peter Blackmore Offer Letter, as amended October 25, 2007 (incorporated by reference to Exhibit 99.1 to Form 8-K filed with the SEC on October 31, 2007)
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract, plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.
Date: November 9, 2007	By:	/s/ FRANCIS P. BARTON Francis P. Barton Executive Vice President and Chief Financial Officer (Principal Financial Officer)