Form 10-K
period 2007-12-31
UTSTARCOM INC
filed 2008-03-03
CIK 1030471

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $580,658,573 based upon the closing price of $5.61 reported for such date on The NASDAQ Stock Market, LLC. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

         As of February 18, 2008, the registrant had 123,468,496 outstanding shares of Common Stock.

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be delivered to the stockholders in connection with its Annual meeting of Stockholders, which Proxy Statement will be filed with the SEC no later than April 30, 2008, are incorporated by reference into Part III hereof.

UTSTARCOM, INC.

TABLE OF CONTENTS

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

        Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 7.29 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2007.

        Throughout this Annual Report on Form 10-K we may incorporate by reference certain information from other documents filed with the Securities and Exchange Commission (the SEC). Please refer to such information at www.sec.gov.

        UTStarcom's public filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to such reports, are available free of charge at our website, www.utstar.com. The information contained on our website is not being incorporated herein.

        This Annual Report on Form 10-K contains forward-looking statements. Beginning on page 18 we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

PART I

ITEM 1—BUSINESS

OVERVIEW

        We design, manufacture and sell telecommunications infrastructure, handsets and customer premise equipment. We also provide services associated with the installation, operation and maintenance of our products which are sold primarily to telecommunications service providers or operators. Our core focus is Next Generation Network ("NGN"), Broadband and IPTV solutions. We sell a range of focused products that are designed to enable voice, high speed data and IP-enabled television services for our operator customers and their subscribers around the world. While historically the majority of our sales have been to service providers in China, we have expanded our focus to build a significant presence in many global markets and currently sell our products in both established and emerging growth markets, which include North America, Japan, India, the Caribbean and Latin America, Europe, the Middle East, Africa and Southeast and North Asia.

        UTStarcom was incorporated in Delaware in 1991. Our headquarters are based in Alameda, California, with research and design operations in the United States, Canada, China, India and Korea. Our primary mailing address is 1275 Harbor Bay Parkway, Alameda, California 94502. We can be reached by telephone at (510) 864-8800 and our website address is www.utstar.com. All of our SEC filings can be found under the Investor Relations section of our website or at the SEC's website at www.sec.gov and are available free of charge. The information contained on our website is not being incorporated by reference herein.

OUR OBJECTIVE

        Our objective is to be a leading global provider of Internet Protocol ("IP") -based communications products and services. We seek to differentiate ourselves by developing innovative, first-to-market products that transform the way people communicate. Our products are designed to integrate multiple functionalities and deliver multiple revenue-generating services on a single technology platform, reduce network complexity and enable a migration to a new generation of network technologies. Our products and software are designed to make carrier deployments, maintenance and upgrades both economical and efficient, allowing operators to earn a high return on their investment while reducing subscriber churn and increasing average revenue per subscriber.

OUR STRATEGY

        Because our products are IP-based, our customers can more easily integrate our products with other industry standard hardware and software. Additionally, we believe we can introduce new features and enhancements that can be cost-effectively added to our customers' existing networks. IP-based devices can be changed or upgraded in modules, saving our customers the expense of replacing their entire system installation. Our strategy is built upon the following key concepts:

  •
  identify key technology shifts and trends before our competitors;

  •
  develop differentiated products, which are designed to offer new and innovative revenue-generating features and enhanced functionality for our customers;

  •
  reduce overall operational and deployment costs of our customers' networks, enabling them to meet the demands of a greater number of consumers by expanding their addressable markets; and

  •
  develop tailored products and services to suit customers' current needs and to anticipate future needs.

        In September 2007, we announced the results of an in-depth strategic analysis of the Company undertaken by the management team with the aim of defining a new corporate strategy and making UTStarcom an even stronger global competitor.

        Our current strategy is to focus on the key segments of the IP technology market which we have identified as having the greatest potential for profitable growth. Specifically, our strategy is to:

  •
  Invest our R&D resources in select IP-based technologies where we believe we can create unique end-to-end solutions that will deliver strong market share and create value for our customers;

  •
  Drive revenue from this technology in select core geographic markets where there is high acceptance of the disruptive shift to IP technologies and where we have established credibility with customers; and

  •
  Supplement revenue outside of core markets by using regional technology and sales partners in areas where we can leverage their strong customer relationships.

KEY STRENGTHS

        Our key strength in the implementation of our strategy is our focus on the development of new, innovative communications technologies and products that are designed to differentiate us from our peers and create new market opportunities for our carrier customers. For example, we helped create a new market for wireless telephony in China based upon the development of our Personal Access Service and IP-based Personal Access Service (collectively "PAS") products offering a low-power, low-cost alternative to traditional mobile telephony. We believe PAS became successful with traditional wireline carriers because it enabled them to build upon their existing fixed-line networks to offer their consumers wireless mobile services. This service, while limited in range to each specific city or region in which it was offered, afforded a low-cost alternative to more expensive traditional cellular services. The rapid rate of adoption for PAS positioned us as one of the leading wireless infrastructure and handset providers in China and to date over 52 million subscribers are using services supported by our technology.

        Over the course of several years, we have built an extensive administrative, research and development, manufacturing, and sales and support infrastructure in China. We believe this infrastructure allows us to focus our engineering, product development and sales and marketing efforts to quickly identify and address our customers' needs. In addition, our low-cost research and development and manufacturing capabilities in China allow us to be competitive on a cost and pricing basis for our products. Finally, by virtue of its large population, lack of legacy infrastructure hurdles and our significant customer deployments, the China market provides a highly conducive platform for us to deploy our most advanced technology in substantial volume. We believe that our infrastructure, cost efficiencies, and research and development advances in China provide a significant platform and strategic advantage for our global success.

MARKETS AND CUSTOMERS

        Our products and services are being deployed and implemented in regions throughout the world in markets including China, Japan, India, the Caribbean and Latin America, Europe, Africa, North America, Asia and the Middle East. With the acquisition of selected assets from Audiovox Corporation in November 2004, the United States became our single largest market, representing 67%, 55% and 46% of net sales in 2007, 2006 and 2005, respectively. China is now our second largest market, representing 23%, 32% and 30% of our net sales in 2007, 2006 and 2005, respectively. Additional markets and customer information is included in the discussion of business segments below.

Global Customers

        Our customers, typically telecommunications service providers, enable delivery of wireless and broadband access services including data, voice, and/or television to their subscribers. They include, but are not limited to, local, regional, national and international telecommunications carriers, including broadband, cable, Internet, wireline and wireless providers. Telecommunications service providers typically require extensive proposal review, product certification, test and evaluation and network design, and, in most cases, are associated with long sales cycles. Our customers' networking requirements are influenced by numerous variables, including their size, the number and types of subscribers that they serve, the relative teledensity of the geography served, their subscriber demand for IP communications and access services in the served geography.

Competition

        We compete in the telecommunications equipment market, providing infrastructure products, consumer products and services for transporting data, voice and television traffic across traditional and IP-based networks.

        As we expand into new markets, we will face competition from both existing and new competitors, including existing companies with stronger financial resources and technological, marketing and sales positions.

        We believe our competitive strengths are derived from three main factors: our early entry and commitment to the development of all IP-based communications technologies; our experience in high-volume, low-cost manufacturing and large-scale technology deployments in China; and our commitment to developing comprehensive, complete product offerings for our carrier customers that allow them to capitalize on economies of scale and differentiate their service offerings.

        By contrast, our competitive disadvantages include our relatively smaller size in terms of revenues, working capital, and financial resources and number of employees as compared to many of our competitors, our lack of history and experience in selling to many of the largest carriers in well-established markets and our lack of consumer brand recognition in markets outside of China.

TECHNOLOGY AND PRODUCTS

        Our product focus is in two core markets: Broadband Infrastructure and Multimedia Communications. These markets leverage the high growth that is driven by the shift to IP-based technologies, particularly in the world's developing economies. We plan to build on our demonstrated success in such major markets such as China, India, Japan and Korea, among others.

        Within these two core markets, we anticipate profitable growth driven by such products as IPTV, Next Generation Network ("NGN"), Optical Transport and Multi-Service Access Node ("MSAN").

Business Segments

        In order to improve the focus and accountability within the Company, we made a number of organizational changes in the fourth quarter of 2007 which include the introduction of a new business segment structure. Our core business is comprised of the Broadband Infrastructure business unit and the Multimedia Communications business unit and the Services business unit that supports these two business units. Our non-core businesses are organized into four autonomous business units: Personal Communications Division, Handsets, Mobile Solutions and Custom Solutions.

        Our reporting segments consist of the following business units:

  •
  Broadband Infrastructure;

  •
  Multimedia Communications;

  •
  Personal Communications Division;

  •
  Handsets;

  •
  Services; and

  •
  Other, which includes our Mobile Solutions and Custom Solutions business units.

        Our Broadband Infrastructure business unit is responsible for software and hardware products that enable end users to access high-speed, cost-effective wireline data, voice and media communication. Our products within each of these categories include multiple hardware and software subsystems that can be offered in various combinations to suit individual carrier needs. Our system products are based on widely adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, IP and wireless network rollouts. Our products are also designed for quick and cost-effective transition to future network technologies, enabling our customers to make the best use of their existing infrastructure. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Net Sales," for a discussion of our net sales by reporting segment.

        Our Multimedia Communications business unit is responsible for the development and management of IPTV and related technologies (such as surveillance) plus our core NGN software. The Personal Handyphone System ("PHS") infrastructure and wireless systems teams are also a part of this business unit.

        Our Personal Communications Division markets, sells and supports handsets other than PAS handsets for markets other than China. Historically, most of our handset sales in this division were designed and built by other manufacturers. However, in 2005 we began shipping handsets designed and manufactured by us, and, during the year ended December 31, 2007, handsets manufactured by us made up approximately 35% of the total unit sales of this business unit.

        Our Handsets segment designs, builds and sells consumer handset devices that allow customers to access wireless services. All handset revenues within China are included in this segment.

        We support the growth and operation of the installed base of our system solutions through our professional services business, UTStarcom Services. Our globally-deployed experts assist the Company's customers with activities ranging from network planning, circuit-to-packet network migration planning, systems integration, program management, operations management and support, and knowledge transfer.

        Included in our "other" segment are our Mobile Solutions business unit and our Custom Solutions business unit. Our Mobile Solutions business unit is responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line and our Packet Data Services Node ("PDSN") product line which connects CDMA cellular network infrastructure equipment to IP networks. Our Custom Solutions business unit is responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server ("RAS") which enables users to access network data and services from remote locations.

BROADBAND INFRASTRUCTURE BUSINESS UNIT

        Our Broadband Infrastructure products are designed to satisfy customer demand for high speed and cost-effective wireline-based data, voice and multimedia services. Revenues from this segment accounted for approximately 6%, 8% and 16% of total sales in 2007, 2006 and 2005, respectively. Our wireline technology enables high-speed voice, video and data transmissions over broadband IP-based networks. Our Broadband Infrastructure segment includes digital subscriber line products, multi-service access node products and fiber optics products.

Digital Subscriber Line Products

        Digital subscriber line ("DSL") technology allows high-speed data and content transfer while providing simultaneous telephone communications over the same fixed copper line. Our IP-based DSL Access Multiplexers ("IP-DSLAMs") incorporate the latest DSL technologies combined with a range of form factors to enable high-speed access and to deliver services to residential and commercial subscribers using broadband networks.

        Our AN-2000 product is intended for operators with an existing copper telephone network seeking to expand into offering broadband data to their customers. An all-IP network allows our customers to more easily add features such as video streaming and IP multicast in addition to traditional broadband services. To date, we have deployed more than seven million IP-DSLAM lines globally.

        Our DSL products include customer premise equipment ("CPE") such as various DSL modems, set-top boxes and voice over the internet devices that allow residential and business customers to access voice, data and video services. Our products are designed to be rich in functionality, simple to set up, easy to install and easy to manage. The diversity and flexibility of our CPE offerings allows them to work with both our own infrastructure equipment as well as with other vendors' infrastructure equipment.

Multi-Service Access Node

        A Multi-Service Access Node ("MSAN") offers a wide-range of services including IPTV, High-Speed Internet Access, POTS, ISDN, VoIP, and much more over twisted pair copper and optical fiber. UTStarcom's iAN8K B1000 Multimedia Network Edge is a leading MSAN platform in the industry with millions of lines installed. iAN8K B1000 offers access-gateway function for NGN Migration application by providing connectivity to existing legacy network and state-of-the-art IP based voice network. NGN migration is the most important target market for MSAN, which is evolving into a very large global opportunity. iAN8K B1000 also offers IP based DSLAM function based on ADSL2+ and VDSL2 standards for still-growing broadband access market. iAN8K B1000 is based on next-generation Gigabit Ethernet architecture, in-line with our commitment to offer end-to-end IP connectivity. We continue to enrich our MSAN product by adding new services enablers such as GEPON based fiber access for FTTx applications.

Optical Products

        Our optical products include transport products based upon internationally defined optical transmission standards and access products. Our products convert and translate data, video, voice or other traffic into an optical signal that is transmitted over glass fiber. The product platform includes a multi-service management system which simultaneously processes multiple speeds ranging from 155 Megabits per second for traditional voice service to 10 Gigabits per second for data intensive services.

Gigabit Ethernet Passive Optical Network ("GEPON")

        In 2004, we introduced our GEPON product. A passive optical network is a system configuration that brings optical fiber all the way to the end user using unpowered optical splitters which enable a single optical fiber to serve multiple premises. Our GEPON platform is designed to provide high subscriber density and low cost of entry, making it a compelling alternative to traditional telephone or broadband solutions.

        Our GEPON family includes both the telecommunications provider's central office and CPE which handle speeds of up to one Gigabit per second of bandwidth to residential and business customers. By integrating more functionality into the product, we have eliminated the need for carriers to deploy additional switching and routing equipment.

Multi-Service Transport Platform ("MSTP")

        We introduced our NetRing™ MSTP optical product line in December 2003. While our GEPON product is designed to provide services to individual customers, our NetRing™ products are designed for the high bandwidth needs of a service area. Our NetRing™ 600 products provide voice and data services for multi-tenant buildings, office buildings and enterprise campus applications. Our mid-range NetRing™ 2500 products offer voice and data transport when more bandwidth and greater capacity is required. Our high-end NetRing™ 10000 products provide service for regional transport applications, when maximum bandwidth and capacity is required. In each application, the optical fiber is looped through the service area and connected back upon itself, providing full redundancy in the event that the fiber is severed. NetRing™ provides a broad range of functions for carriers to manage voice, data and video traffic with network management functions previously available only on multiple, independent platforms.

Markets and Customers

        Our Broadband Infrastructure segment also targets several large markets and customers worldwide. In 2007, we signed several large broadband infrastructure customers, including TVTEL, United Telecom Limited, Power Bell & Tell, and Bharat Sanchar Nigam Ltd. These contracts strengthened our position as a leading broadband infrastructure provider worldwide. While we have had success in the past in specific areas such as Yahoo! BB and Japan Telecom, we are now seeing our market success expand throughout APAC and India and into Europe and South America.

        Our key target markets for 2007 for the deployment of our Broadband Infrastructure products were Japan, China, India, Europe, the Middle East, Africa, the Caribbean and Latin America. We believe these markets provide a significant amount of opportunity going forward given their relatively low broadband penetration rates and strong consumer demand for new broadband services.

        For example, according to the Census Bureau of India, as of September 1, 2007, India had a population of over 1.1 billion and according to the Telecom Regulatory Authority of India, as of December 31, 2007, India's teledensity (the number of phone lines per 100 persons) is only at approximately 23.9% compared to teledensity of approximately 60% in the US as of December 31, 2007. We currently offer our MSAN, IPDSLAM, IPTV, OPTICAL and GEPON, as well as a host of products and services in India. With over one million access lines deployed today, we anticipate that we will continue to implement and deploy our products and conduct trials with several operators, including Reliance Infocomm Ltd. and Bharat Sanchar Nigam Ltd.

        We also saw growth of the installed base of our solutions in the Caribbean and Latin America ("CALA"). Our target customer base in CALA includes both incumbent and competitive carriers who are transitioning their circuit-based core switching, access and transport networks to an IP-based infrastructure. Key contracts in CALA for 2007 included, but are not limited, to Brazil Telecom in Brazil and Telefonica del Sur in Chile, Cossett Pas and Telmex Columbia. We have established a growing installed base for several of our solutions, including iPAS, MSAN, RollingStream™, GEPON and the mSwitch platform.

Competition

        The Broadband Infrastructure market is subject to intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. These companies leverage pricing, payment terms and their pre-existing customer relationships. Specific competitors in this segment include Alcatel-Lucent, Datang Telecom Technology Co. Ltd, LM Ericsson Telephone Company, Huawei Technology Co., Ltd., Motorola, Inc., Siemens AG, Tellabs, Inc., and Zhongxing Telecommunications Equipment Corporation, Inc.

MULTIMEDIA COMMUNICATIONS BUSINESS UNIT

mSwitch™—NGN & Softswitch Solution

        Our mSwitch is a flexible IP-based platform designed to provide voice communications over an IP network. The mSwitch product family supports three primary solutions:

  •
  IP-based Personal Access System ("iPAS") Wireless Local Service,

  •
  Next Generation Network ("NGN") Voice over Internet Protocol ("VoIP"), and

  •
  Fixed Mobile Convergence.

        mSwitch enables service providers to migrate from existing circuit platforms to a next generation IP-based switch architecture, or to launch new applications in "Greenfield" or new deployment environments that have no legacy infrastructure. Our mSwitch portfolio is a carrier-class next generation switching product family that enables service providers to:

  •
  Deploy a converged core switching network that supports both wireline and wireless endpoints,

  •
  Enable application delivery across diverse access points,

  •
  Maintain consistent end user experience regardless of method of access to the applications,

  •
  Protect investment in their core infrastructure,

  •
  Deploy a scalable, modular system, and

  •
  Enjoy the benefits of an Operation Support System /Network Management System suite designed to integrate with the service provider's existing network.

RollingStream™—IPTV Solution

        Video content is increasingly being viewed by telecommunications providers as a new source of revenue. Our IPTV system, RollingStream™, includes both central office and customer premises equipment for delivering television and multimedia over carrier networks based on IP technology. Our RollingStream™ products and services enable a service provider to deliver broadcast television and on-demand video services to residential and commercial premises over a switched network architecture. It is a carrier-class product that is designed to scale to support millions of users and hundreds of thousands of content hours. We believe RollingStream™ is the first solution designed to enable carriers to deploy very-large-scale streaming video content over a switched network.

        The RollingStream™ product family includes a storage and streaming device ("MediaStation"); a device for combining different video signals onto a unified distribution system ("Content Engine"); a device residing at the user's home or place of business; and a network management system that enables system wide operation. RollingStream™ products have been designed to function over standard copper telephone lines as well as cable or optical transmission lines.

        RollingStream™ is designed to allow carriers to offer new, revenue-generating television and multi-media services. The system is also designed to help providers attract customers of cable and satellite operators by offering a more comprehensive and interactive suite of services. We continue to see industry and customer enthusiasm with key customer deployments announced by Softbank in Japan,

China Telecom and China Netcom in China, MTNL and Bharti in India, Markwell in Taiwan, and Brazil Telecom in Brazil.

PAS—Personal Access Solution

        Our Personal Access System family of wireless core infrastructure equipment, based on the PHS standards developed by The Association of Radio Industries and Telecommunication Technology Committee in Japan, is designed to help our customers create new revenue opportunities with high quality wireless voice and data services. Approximately 92% of our Multimedia Communications revenue in 2007 is derived from our PAS product.

        With the UTStarcom IP-Based PAS (iPAS) wireless access network, operators can migrate their current wireline network to an IP-based PHS wireless network that provides wireless voice and data services within a city or community. With this new system, service providers can offer new wireless services, such as citywide mobility, same-number wireless extension, email, mobile Internet access, text messaging and location-based services.

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

  •
  Centralized Web-based operations support system—simplifies network operations by concentrating all supporting functions, such as subscriber management, service provisioning, network management, billing processing and customer care, into one centralized network operation center. With the Web-based interface, maintenance personnel or subscribers can access the service remotely over the Internet.

  •
  Wide selection of subscriber devices—allows customers to choose the easiest access: a PHS handset or personal station for citywide mobility, a fixed subscriber unit for fixed wireless access, a Personal Handyphone System Internet Access Forum Standard data suite device for high-speed Internet access, or any combination of these.

Markets and Customers

        In 2007, our largest market for Multimedia Communications products was China, which equaled approximately 94% of revenues for the segment, primarily driven by the PAS business. We believe that China continues to be one of the largest and most important markets in the world with gross domestic product (GDP) growth of more than 9% each year over the past several years. China is currently undergoing an evolution of telecommunications technology. As such, infrastructure spending is expected to transition over the next several years from traditional wireless and wireline technologies to new technologies such as 3G and broadband-based services. While this led to an overall decline in multimedia communications revenues by 28% and 10% in 2007 and 2006, respectively, we expect the sales of our next generation multimedia communications systems such as Rollingstream™ may increase in the future.

        In 2007, the Jiangsu Province and the Zhejiang Province in China accounted for approximately 21% and 16%, respectively, of sales for the PAS business within the multimedia communications business segment. In 2006, sales in the Jiangsu Province and in the Zhejiang Province accounted for approximately 15% and 10%, respectively, of sales for the PAS business within the multimedia communications business segment.

Competition

        The Multimedia Communications market is marked by intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. Pricing, payment terms and brand recognition are key considerations for our customers. Specific competitors in this segment include: Alcatel-Lucent, LM Ericsson Telephone Company, Huawei Technology Co., Ltd., InterDigital Inc., Motorola, Inc., Nokia Corporation, Nortel Networks Corporation, Samsung Electronics Co. Ltd., Siemens AG and Zhongxing Telecommunications Equipment Corporation, Inc.

PERSONAL COMMUNICATIONS DIVISION

        We acquired the Personal Communications Division ("PCD") from Audiovox Corporation in November 2004. Revenues from this segment represented approximately 67%, 55% and 48% of our total sales in 2007, 2006 and 2005, respectively. Our PCD segment markets wireless handsets and accessories through international wireless carriers and their agents, independent distributors and retailers. We sell an array of digital handsets, hand-held computing devices and accessories in a variety of technologies, principally utilizing the CDMA radio air interface. We generally market our wireless products under the UTStarcom brand name or co-brand our products with our carrier customers. In addition to handsets, we sell a complete line of accessories that includes batteries, hands-free kits, battery eliminators, cases and data cables. In 2008, we intend to continue to broaden our digital product offerings by supplying handsets with enhanced features such as two and three megapixel resolution for video and camera products, music on demand, MP3 music players and improved internet capabilities.

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

  •
  tests products in its own facilities to ensure compliance with PCD standards; and

  •
  supervises testing of the products in its carrier markets to ensure compliance with carrier specifications.

        We believe customer service is an important tool for enhancing our brand name and relationship with carriers. In order to provide full service to our customers, we provide a warranty on our handset products for periods ranging from twelve to fifteen months. To support our warranties, we work with independent warranty centers throughout North and South America and have experienced technicians in our warranty repair stations at our PCD headquarters facility. Our experienced customer service representatives interact directly with both end-users and our customers. These representatives are trained to respond to questions related to handset operation and warranty and repair issues.

Suppliers

        Our PCD segment purchases its wireless products from several manufacturers located in Pacific Rim countries, including Japan, China, South Korea and Taiwan. In selecting suppliers, we consider quality, price, service, market conditions and reputation. We generally purchase our products under short-term purchase orders and do not enter into long-term contracts. During 2007, 2006 and 2005, three vendors accounted for approximately 79%, 88% and 97% of purchases, respectively. In September 2006, we entered into a Strategic Alliance Agreement with one of these vendors whereby we were appointed exclusive distributor in certain territories. Additionally, we plan to extend our supplier base by introducing more models of our own design and expanding our relationships with other manufacturers.

Markets and Customers

        We sell our wireless handsets and accessories to wireless carriers and the carrier's respective agents, distributors and retailers. Our largest market for the PCD segment is North America, which represented approximately 99.8% of PCD net sales during 2007. Our five largest wireless customers in 2007 were Verizon Wireless, T-Mobile USA, Sprint Spectrum, MetroPCS and Cricket Communications. Verizon Wireless, T-Mobile USA and Sprint Spectrum accounted for approximately 33%, 22% and 18%, respectively, of net sales for the segment during 2007. In addition, we promote our products through trade and consumer advertising, participation at trade shows and direct personal contact by our sales representatives. We also assist wireless carriers with their marketing campaigns by scripting telemarketing presentations, funding co-operative advertising campaigns, developing and printing custom sales literature, providing logistics services, conducting in-house training programs for wireless carriers and their agents and providing assistance in market development.

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

        We also compete with numerous established and new manufacturers and distributors, some of whom sell the same or similar products directly to our customers. Historically, our competitors have also included some of our own suppliers and customers. Many of our competitors offer more extensive advertising and promotional programs than we do. We compete for sales to carriers, agents and distributors on the basis of our products, services and price. As our customers require greater value-added logistics services, we believe that competition will continually be required to support an infrastructure capable of providing these services. Our ability to continue to compete successfully will depend largely on our ability to perform these value-added services at a reasonable cost.

        Our products compete primarily on the basis of price, features and reliability. There have been, and will continue to be, periods of extreme price competition in the wireless industry, particularly when one or more of our competitors has sought to sell off excess inventory by lowering prices significantly or when carriers cancel or modify sales programs. As a result of global competitive pressures, there have been significant consolidations in the domestic wireless industry, which has caused extreme price competition. These consolidations may result in greater competition for a smaller number of large customers and may favor one or more of our competitors.

HANDSETS BUSINESS UNIT

        We design and sell a variety of handsets to support our business primarily in China. Our primary product sold in the China market is PAS products. Our Handsets business accounted for approximately 10%, 16% and 16% of revenues in 2007, 2006 and 2005, respectively. The products range from basic, low-cost units to high-functionality, higher-cost models. Today we feature handsets with cameras, video recorders and players, high-resolution color displays, multiple ring tones, text messaging service and high speed Internet access and email capability.

PAS Handsets

        We currently offer a wide variety of PAS handset models from high-end, data-capable and feature-rich models to low-cost value models. In 2007, we sold more than 4.78 million PAS and PAS/GSM handsets.

CDMA and Multi-Mode Handsets

        In 2004, we announced our entry into the CDMA handset markets in China. We offer carriers a wide selection of price ranges and handset features by providing a broad range of models supporting each of these technologies.

Markets and Customers

        In 2007, our primary market for the Handsets segment was in China with approximately 99% of segment revenue attributed to the China market. In 2007, sales in the Jiang Su Province, the Zhe Jiang Province and the Guang Dong Province accounted for approximately 18%, 12% and 11%, respectively, of sales for the Handsets segment.

Competition

        The PAS Handset business segment faces significant competition from numerous competitors. The principal methods of competition include pricing and brand recognition. Specific competitors in this segment include OKWAP, Hua Wei, ZTE and CORISE. Margins in the handset industry are consistently low and difficult to increase due to the complexity of the market and the strength of the competition. PAS is losing the obvious advantage of low-tariff compared to GSM and CDMA mobile service. In addition, investment from fixed-line operators on PAS business has decreased over the past year. These factors have negatively impacted the profitability of our handset segment.

OTHER BUSINESS SEGMENT

        Included in our "Other" segment are our Mobile Solutions business unit and our Custom Solutions business unit. Our Mobile Solutions business unit is responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line and our Packet Data Services Node ("PDSN") product line which connects CDMA cellular network infrastructure equipment to IP network. Our Custom Solutions business unit is responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways and Remote Access Server ("RAS") which enables users to access network data and services from remote locations.

OPERATIONS

Employees

        As of December 31, 2007, we employed a total of approximately 5,100 full-time employees. From time to time, we also employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2007, approximately 2,180 were in research and development, approximately 790 were in manufacturing, approximately 1,530 were in marketing, sales and support, and approximately 600 were in administration. We had approximately 3,800 employees located in China, approximately 600 employees located in the United States and 700 employees located in other countries. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that we have good employee relations.

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

        Our sales efforts in markets outside of China combine direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We maintain sales and customer support offices in several countries covering the U.S., Canada, Latin America, the Caribbean, Europe, the Middle East, Africa, India and the Asia-Pacific regions.

Manufacturing, Assembly and Testing

        We manufacture or engage in the final assembly and testing of our mSwitch, PAS systems, handsets and MSAN products at our manufacturing facility in the Chinese province of Zhejiang. The manufacturing operations consist of circuit board assembly, final system assembly, software installation and testing. We assemble circuit boards primarily using surface mount technology. Assembled boards are individually tested prior to final assembly and tested again at the system level prior to system shipment. We use internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level.

        Our manufacturing facility is ISO 9001-2000 and 1400 certified. ISO 9001-2000 and 1400 certifications require that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement which is periodically audited by an independent external auditor.

        We contract with third parties in China to perform high-volume assembly and manufacturing of our handsets and some high-volume single boards for MSAN, PAS and mSwitch systems. Handset final assembly, testing and packaging are conducted at our own facilities as well as contracted to third parties. We generally use third parties for high-volume assembly of circuit boards. We have also contracted with various suppliers to provide PAS wireless base station components for distribution under the UTStarcom label. In China, we undertake final assembly and test our wireless infrastructure products at our own facilities.

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

        In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $168.3 million in 2007, $182.9 million in 2006 and $246.8 million in 2005.

Intellectual Property

        Our ability to compete depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. We hold U.S. and foreign patents for our existing products expiring between 2014 and 2023, and have patents pending in both the U.S. and in foreign countries. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not be issued and any patents issued may not cover the scope of the claims sought in the applications. Additionally, issued patents may be found to be invalid or unenforceable in the courts of those countries where we hold or have filed for patents. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Additionally, patents that we hold in countries other than the United States do not afford any intellectual property protection in the United States. Please refer to the discussion of risks associated with our intellectual property in "Item 1A-Risk Factors—Factors Affecting Future Operating Results."

Seasonality

        Our revenues and earnings have not demonstrated consistent seasonal characteristics. We experience some seasonality typical of the telecommunications industry, such as seasonally weak first quarters, that is often offset by other mitigating factors such as customer concentration and timing of revenue recognition.

EXECUTIVE OFFICERS

        Our current executive officers and their ages as of December 31, 2007 are as follows:

Name	Age	Position
Hong Liang Lu	53	Chief Executive Officer
Peter Blackmore	60	President and Chief Operating Officer
Francis P. Barton	61	Executive Vice President and Chief Financial Officer
Philip Christopher	59	President of UTStarcom Personal Communications LLC
Mark Green	39	Senior Vice President, Global Human Resources and Real Estate
David King	44	Senior Vice President, International Sales and Marketing
Viraj Patel	45	Vice President, Corporate Controller and Chief Accounting Officer

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

        Francis P. Barton has served as our Executive Vice President and Chief Financial Officer since August 2005 and as a director since October 2006. From May 2003 to July 2005, Mr. Barton was Executive Vice President and Chief Financial Officer of Atmel Corporation. From May 2001 to May 2003, Mr. Barton was Executive Vice President and Chief Financial Officer of BroadVision Inc. From 1998 to 2001, Mr. Barton was Senior Vice President and Chief Financial Officer of Advanced Micro Devices, Inc. From 1996 to 1998, Mr. Barton was Vice President and Chief Financial Officer of Amdahl Corporation. From 1974 to 1996, Mr. Barton worked at Digital Equipment Corporation, beginning his career as a financial analyst and moving his way up through various financial roles to Vice President and Chief Financial Officer of Digital Equipment Corporation's Personal Computer Division. Mr. Barton holds a B.S. in Chemical Engineering from Worcester Polytechnic Institute and an M.B.A. with a focus in finance from Northeastern University. Mr. Barton currently serves on the board of directors of ON Semiconductor Corporation.

        Philip Christopher has served as President of UTStarcom Personal Communications LLC, one of our wholly owned subsidiaries, since June 2004. Prior to joining us, Mr. Christopher was President and CEO of Audiovox Communications Corporation and Executive Vice President of Audiovox Corporation. Prior to our acquisition of Audiovox Communications Corporation, Mr. Christopher had been employed with Audiovox Corporation since 1970 and was elected to the company's board of directors in 1987. Mr. Christopher was a member of the White House Economic Council, and also serves on the board of directors of the Cellular Telecommunications Industry Association. Mr. Christopher is also the recipient of numerous industry and humanitarian awards and honors, including the prestigious Ellis Island Medal of Honor.

        Mark Green has served as our Senior Vice President of Global Human Resources and Real Estate since February 2007, and served as our Vice President of Human Resources from January 2006 to January 2007. Prior to joining us, Mr. Green was at Verisign Inc. from June 2005 as the Human Resources Director of Verisign Security Services. From 1992 to 2005, Mr. Green was at Nortel, where he joined their Human Resources Leadership Development Program, rotating through multiple Human Resources areas in the U.K. and the U.S. He then moved to Hong Kong, as International Human Resources Services Manager for the APAC region, returning to the U.S. as Senior Human Resources Business Partner for the Clarify eBusiness-Software Applications Division, then Human Resources Director of Nortel's Enterprise Division. Mr. Green received his BSEE from Leeds University, U.K., and MSc in Human Resources Management and Industrial Relations from the London School of Economics. He is also a graduate of the Institute of Personnel and Development, U.K.

        David King has served as our Senior Vice President, Sales, and Marketing & Services since March 2006. Prior to joining us, Mr. King was the Chief Executive Officer for Visual Wireless AB from 2004 to 2006. From 1999 to 2004, Mr. King was with Ericsson AB, initially as Vice President, Sales and Marketing for Wireline Systems, then as Vice President, Product Management & Marketing and held the position of Vice President and General Manager, Wireline Systems from 2002 to 2004. From 1996 through 1999 Mr. King was with Pricewaterhouse (now PwC) as a principal consultant and from 1992 to 1996 Mr. King was a senior consultant with Omega Partners. Mr. King was Chairman and non-executive board director for Ascade AB, Stockholm from 2001 to 2004. Mr. King served as an officer in the Royal Marines from 1985 to 1989. He holds a BSc in Electrical Engineering from Liverpool University, and an MBA from the London Business School.

        Viraj Patel has served as our Vice President, Corporate Controller and Chief Accounting Officer since November 2005. Prior to joining us, Mr. Patel was Vice President of Finance for Celera Group from July 2005 to October 2005. Mr. Patel also served as Vice President of Finance for Nektar Therapeutics from March 2004 until June 2005. From November 2003 to March 2004, Mr. Patel served as an interim Corporate Controller for Extreme Networks. From 1999 to 2002, Mr. Patel was the Chief Financial Officer of Avant! Corporation. Prior to joining Avant! Corporation Mr. Patel worked for Pall Corporation from 1989 through 1999 where he served as the Chief Accounting Officer. Mr. Patel began his career at Pricewaterhouse (now PwC) in 1982. Mr. Patel holds a BBA from Pace University, New York. He is a Certified Public Accountant from the State of New York and is a member of the New York State Society of CPAs and a member of the American Institute of Certified Public Accountants.

ITEM 1A—RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

We have incurred net losses in the past and may not have sufficient cash on hand to execute our business plan. We may need to obtain additional funding from outside sources, including the sale of our securities, divestiture of assets, or obtaining loans from financial institutions, to have sufficient cash resources and liquidity to continue our operations. Our ability to accomplish these actions is not assured, and our ability to raise funds for other purposes is uncertain.

        We reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 we have an accumulated deficit of $691.2 million and used $218.2 million of cash in operations during the year ended December 31, 2007. As of December 31, 2007 we had cash and cash equivalents of $437.4 million of which $289.5 million will be used to repay our convertible subordinated notes due on March 1, 2008 (the "Notes"). These factors, as well as others discussed below, raise substantial doubt as to our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph highlighting this uncertainty in its report dated February 29, 2008. We are continuing to experience net operating losses. Our ability to continue as a going concern is subject to our ability to successfully divest noncore assets or operations, generate profit and/or obtain necessary funding from outside sources, including the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

        At December 31, 2007, we had cash and cash equivalents and short-term investments of $503.1 million to meet our liquidity requirements of which $376.3 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds outside of China; such controls limit transfers of approximately $200 million of our net assets outside of China without first obtaining the consent of the Chinese government. While our China subsidiaries had transferred a $150 million dividend during the year ended December 31, 2007 and another $100 million dividend in

February 2008, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by the Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. Additionally, available credit facilities in China at December 31, 2007 totaled $152.1 million. Of this amount, an aggregate of $41.1 million may be used for general working capital purposes. In addition, $111.0 million was available for use in support of letters of credit and corporate guarantees. These credit facilities expire during the fourth quarter of 2008. During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. At December 31, 2007, the outstanding balance under the continuing general working capital line was $6.9 million, and an additional $41.1 million was outstanding under the lines that matured during the fourth quarter of 2007. Our available lines of credit are now significantly less than what has been available to us historically. We are in the process of renewing the matured lines of credit and may need to collateralize certain of our assets in China to increase those lines. However, we cannot be certain that such additional lines of credit will be available to us on commercially reasonable terms or at all.

        On February 28, 2008, we transferred $289.5 million to the Trustee (the "Trustee") for our Notes in order to assure the repayment of our Notes which mature on March 1, 2008. This amount includes a principal payment of $274.6 million and $14.9 million in accrued interest. The Trustee has been instructed to pay all amounts to the Note holders when due.

        Management's liquidity plans include divesting our noncore assets or operations, obtaining funding from outside sources, including the sale of our securities or obtaining loans from financial institutions. If we cannot successfully implement our liquidity plans, it may be necessary for us to make significant changes to our business plan to maintain adequate liquidity for at least the next 12 months. In addition, various other matters may impact our liquidity such as:

  •
  changes in financial market conditions or our business condition that could limit our access to existing credit facilities or make new financings more costly or even unfeasible;

  •
  changes in China's currency exchange control regulations that could limit our ability to access cash in China to meet liquidity requirements for our operations in China or elsewhere; and

  •
  inability to achieve planned operating results that could increase liquidity requirements beyond those considered in our business plan.

        We may desire to raise additional funds for purposes not presently included in our business plan such as to develop new or enhanced products, respond to competitive pressures, take advantage of acquisition opportunities or raise capital for strategic purposes. There is no assurance that additional financing for these or other purposes would be available on acceptable terms or at all. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control, we may be subject to limitations on our operations, and our leverage may increase. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

        Although management has developed a liquidity plan as discussed above, we may have difficulty maintaining existing relationships, or developing new relationships, with suppliers or vendors as a result of the factors discussed above. Our suppliers or vendors could choose to provide supplies or services to us on more stringent payment terms than those currently in place, such as by requiring advanced payment or payment upon delivery of such supplies or services, which would have an adverse impact on our short-term cash flows. As a result, our ability to retain current customers, attract new customers and maintain contracts that are critical to our operations may be adversely affected.

The restatement of our consolidated financial statements following the Nominating and Corporate Governance Committee's and management's review of our past stock option granting practices and the Audit Committee's and management's review of certain sales in China has resulted in expanded litigation and regulatory proceedings and other consequences which have and could continue to adversely impact our business, including our financial results.

        Our previously reported restatement of financial statements for years 2005 and earlier to correct revenue recognition for certain sales in China and for the effects of past stock options granting practices has exposed us to greater risks associated with litigation and regulatory proceedings. We have voluntarily provided information about the conduct of our independent investigation and review, the findings of the reviews, and our conclusions to the staff of the Securities and Exchange Commission ("SEC"), and are cooperating, and will continue to cooperate fully with the SEC. In addition, as described in Part I, Item 3, "Legal Proceedings," of this Form 10-K, several derivative complaints have been filed against certain of our current and former officers and directors pertaining to allegations relating to stock option grants. Also, our judgments made in preparing the restatements may be challenged in legal proceedings or regulatory reviews, and we could be subject to adverse findings that could require us to again restate our financial statements, to pay damages or penalties, or have other remedies imposed upon us that could harm our business, financial condition, results of operations and cash flows. We may also be exposed to legal proceedings in connection with the results of our investigation of certain sales in China. We cannot guarantee that new lawsuits related to the matters resulting in the restatements will not be filed, and we cannot predict the outcome of any current or potential future litigation or regulatory proceeding against the Company or our current and former directors or officers.

        In addition, employees who were awarded options at a discount from fair market value and were totally or partially unvested as of December 31, 2004, may be subject to a penalty tax under Internal Revenue Code Section 409A ("Section 409A") and corresponding states taxes upon exercise of these stock options. We are considering certain actions, which we believe would be in the best interests of our stockholders and employees that might substantially reduce or eliminate the federal and state penalty taxes. However, there is no guarantee that we will be successful in developing effective measures to address employees' adverse tax consequences, and any such measures may cause us to incur additional cash or noncash compensation expense. Furthermore, such measures, or the failure of such measures, may require the Company to incur substantial expenses for legal, accounting, tax and other professional services and may divert management's attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

        As a consequence of our delayed filing of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006, March 31, 2007 and June 30, 2007, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we are ineligible to register our securities on Form S-3 for sale by us or resale by others until we have been current in our SEC filings for 12 calendar months. We became current in our SEC filings on October 19, 2007.

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

  •
  issues that might arise from the integration of acquired entities or divestiture of noncore assets or operations and the inability to achieve expected results from such acquisitions or divestitures;

  •
  shifts in our product mix or market focus; and

  •
  availability of adequate liquidity to implement our business plan.

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

        We have experienced intense competition in the past years, and we believe that we will continue to face intense competition from both domestic and international companies in our target markets, many of which may operate under lower cost structures or may be given preferential treatment by applicable governmental regulators and policies and have much larger sales forces than we do. Additionally, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may be able to offer significant financing arrangements to service providers, which may give them a competitive advantage in selling systems to service providers with limited financial resources. In many of the developing markets in which we operate or intend to operate, relationships with local governmental telecommunications agencies are important to establish and maintain. In many such markets, our competitors may have or be able to establish better relationships with local governmental telecommunications agencies than we have, which could result in their ability to influence governmental policy formation and interpretation to their advantage. Additionally, our competitors might have better relationships with their third party suppliers and obtain component parts at reduced rates, allowing them to offer their end products at reduced prices. Moreover, the telecommunications and data transmission industries have experienced significant consolidation, and we expect this trend to continue. If we have fewer significant customers, we may be more reliant on such large customers and our bargaining position and profit margins may suffer. Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, cash flows and financial condition, including potential impairment in value of our tangible and intangible assets and goodwill if extended losses were incurred.

Sales in China have historically accounted for a material portion of our total sales, and our business, financial condition and results of operations are to a significant degree subject to economic, political and social events, and the performance of our senior management team in China.

        Approximately $560.5 million, or 23%, $785.5 million, or 32%, and $870.6 million, or 30% of our sales for years 2007, 2006 and 2005, respectively, were generated in China. While we have expanded into other markets, we have made substantial investments in China and, therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. In addition, we have had significant changes within our senior management team in China recently, and our current senior management team as a whole does not have the same degree of experience in China as our senior management team had in the past. (See the risk factor entitled "Our success depends on continuing to hire and retain qualified personnel, including for senior management positions, and if we are not successful in attracting and retaining these personnel and in managing key employee turnover, our business will suffer"). If our current senior management in China cannot maintain and /or establish key relationships with customers, governmental entities and others in China, our business in China may decline significantly. If our business in China declines, our financial condition, results of operations and cash flows may be significantly harmed.

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

        Our cost reduction efforts initiated in 2005 and our subsequent efforts in 2007 and early 2008 may not allow us to keep pace with competitive pricing pressures or lead to improved gross profit, as a percentage of net sales. In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in these efforts or in delivering our products to market in a timely manner. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit, as a percentage of net sales, which would cause our financial results to suffer.

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

        In September 2005, we received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and we have received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, certain training programs we have sponsored. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the SEC and the DOJ and the immigration issues under investigation by the DOJ. At this time, we cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. These inquiries could harm relationships with existing customers and our ability to obtain new customers and partners. If the SEC or the DOJ makes a determination that we have violated federal laws, we may face sanctions including, but not limited to, fines, disgorgement and an injunction. Additionally, such a determination by the

SEC or the DOJ could adversely affect our business, results of operations, financial position and cash flows, and ultimately our stock price.

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

        Many of our products are highly complex and may have quality deficiencies resulting from the design or manufacture of such product, or from the software or components used in the product. In addition, for the year ended December 31, 2005, we recorded warranty charges of $70.6 million, including special warranty charges of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million for NetRing™ equipment and $14.9 million for GEPON equipment sold to SBBC, an affiliate of SOFTBANK CORP and SOFTBANK America Inc. Often these issues are identified prior to the shipment of the products and may cause delays in market acceptance of our products, delays in shipping products to customers, or the cancellation of orders. In other cases, we may identify the quality issues after the shipment of products. In such cases, we may incur unexpected expenses and diversion of resources to replace defective products or correct problems. Such pre-shipment and post-shipment quality issues could result in delays in the recognition of revenue, loss of revenue or future orders, and damage to our reputation and customer relationships. In addition, we may be required to pay damages for failed performance under certain customer contracts, and may receive claims from customers related to the performance of our products.

Our global diversification strategy and growth has strained our resources, adversely affected our reported gross margins, and if we are unable to manage this growth, our future operating results will be further negatively affected.

        Over the last few years we have experienced a rapid expansion of our international operations and anticipate that we must continue to transform our operations to address market demands and potential market opportunities globally.

        Competition in international markets for new service provider customers and for new infrastructure deployments is particularly intense and increasingly focused on price. To meet competitive offerings we may accept contracts with low profitability or even enter into contracts with anticipated losses if we believe it is necessary to establish a relationship with a customer or a presence in a market that we consider important to our international expansion strategy. We believe these decisions will facilitate the development of our international business, but we can provide no assurance that they will. Accepting a contract with an anticipated loss requires us to recognize a provision for the entire loss, if reasonably estimable, in the period in which it becomes evident rather than in later periods in which contract performance occurs. For example, during the years ended December 31, 2006 and 2007, we recorded a loss of $32.1 million and $6.2 million, respectively, on a fixed price contract. Accepting contracts with low gross margins adversely affects our reported results when the revenues from such contracts are recognized; in some cases revenue recognition must be deferred until all revenue recognition criteria have been met, and this would result in recognizing the adverse effects of low gross margin contracts in periods subsequent to when contract performance occurred.

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

Any failure by us to execute successfully on our business plan, including our cost reduction strategy, could result in total costs and expenses that are greater than expected which would adversely affect our operating results.

        Management has undertaken a significant review of our business and has developed an operating plan that it believes will address our cash requirements for the next 12 months. Such plans, among other actions, include divesting our noncore assets and operations. In the past, we have undertaken restructuring plans to bring operational expenses to appropriate levels for each of our businesses, while simultaneously implementing extensive new company-wide expense-control programs. For example, in October 2007, our Board of Directors approved a restructuring plan which included a worldwide reduction in force of approximately 11% of the Company's headcount, or approximately 700 employees. We anticipate taking additional rebalancing actions in the future in order to address our cash flow requirements, including further work force reductions if required. We expect cost savings from planned restructuring activities to provide liquidity for operations, to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts. Significant risks associated with these actions and other workforce management issues that may impair our ability to successfully implement our business plan and achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of anticipated workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets or respond rapidly to future growth opportunities due to the loss of employees, particularly sales employees. Moreover, our management must devote significant time and attention to any corporate restructuring, and, if it becomes necessary to undertake additional restructuring measures, management may not be able to devote sufficient time and attention to our core operations. If we are unable to realize anticipated cost reductions at the level currently contemplated, or if it becomes necessary to undertake additional restructuring measures, our results of operations will be harmed. In addition, our ability to retain key employees may be adversely affected by our restructuring plans.

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

Any acquisitions and divestitures that we undertake could be difficult to integrate, disrupt our business, require significant attention of management, distract our employees, dilute our stockholders and harm our operating results.

        We have in the past acquired and divested certain businesses, products and technologies and currently plan to divest noncore assets and operations in order to address our liquidity requirements. Anticipated benefits of acquisitions and divestitures may not be realized. Our divestiture plans have in the past and will require in the future a significant diversion of management's time and attention from other business concerns and, in addition, may distract our employees away from our operations, harm our reputation, increase our expenses and result in recording significant losses upon consummation of such divestitures.

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

We are subject to risks related to our financial and strategic investments in third party businesses.

        From time to time we make financial and/or strategic investments in third party businesses. We cannot be certain that such investments will be successful. In certain instances we have lost part or all of the value of such investments, resulting in a financial loss and/or the loss of potential strategic opportunities. If we have to write-down or write-off such investments, or if potential strategic opportunities do not develop as planned, our financial performance may suffer. Moreover, these investments are often illiquid, such that it may be difficult or impossible for us to monetize such investments.

        In certain cases, we have invested in third party businesses that are outside of the United States. In such cases, even if we are able to successfully liquidate such investments, it may be difficult for us to repatriate the proceeds of such investments to the United States in a prompt manner due to restrictions imposed by the local laws of the jurisdictions in which we invest. If we are unable to repatriate the proceeds of our investments promptly as needed, our business could suffer.

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

        Because a significant percentage of our sales are made in foreign countries and denominated in local currency, we are exposed to market risk for changes in foreign exchange rates on our foreign currency denominated accounts and notes receivable balances. Historically, the majority of our foreign sales have been made in China and denominated in Renminbi. Prior to July 2005, the impact of currency fluctuations of Renminbi were insignificant as it was fixed to the U.S. dollar. However, in July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move revalued the Renminbi by 2.1% against the U.S. dollar; however, it is uncertain what further adjustments may be made in the future. The Renminbi-U.S. dollar exchange rate could float, and the Renminbi could appreciate relative to the U.S. dollar. For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 7.29 Renminbi to the U.S. dollar at December 31, 2007. Any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues, operating results and financial position.

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

Restrictions on the use of handsets while driving a motor vehicle could affect our future growth.

        Several foreign governments and U.S. state and local governments have adopted or are considering adopting legislation that would restrict or prohibit the use of wireless handsets while driving a motor vehicle. Widespread legislation that restricts or prohibits the use of wireless handsets while driving could negatively affect our future growth.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") requires that we establish and maintain an effective internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting. Our annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting.

        We have identified material weaknesses in our internal control over financial reporting. See "Part II Item 9A—Controls and Procedures—Management's Annual Report on Internal Control Over Financial Reporting." As of the date of this Annual Report on Form 10-K, we are still in the process of implementing remedial measures related to the material weaknesses identified in 2004 through 2007. If our efforts to remediate the weaknesses we identified are not successful, our business and operating results could be harmed and the reliability of our financial statements could be impaired, which could adversely affect our stock price. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on the Company's ability to hire and retain qualified personnel. Therefore, we cannot be certain that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

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

If tax benefits available to our subsidiaries located in China are reduced or repealed, we could face higher tax rates which may have an adverse impact on our business.

        On March 16, 2007, China's top legislature, the National People's Congress, passed the China Corporate Income Tax Law ("CIT Law"). CIT Law is effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") would be effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high- and new- technology enterprises.

        Prior to January 1, 2008, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which were generally available to FIEs. The tax holidays/incentives for FIEs were applicable to UTStarcom Chongqing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), Hangzhou UTStarcom Telecom Co., Ltd. ("HSTC") and UTStarcom China Co., Ltd. ("UTSC"), our active subsidiaries in China, because these entities could qualify as accredited technologically advanced enterprises.

        CIT Law allows certain qualified high- and new- technology enterprises to pay a reduced 15% tax rate. For FIEs established before the promulgation of the new law who were eligible for lower tax rates prior to January 1, 2008, their tax rates would be gradually increased to 25% over five years commencing from January 1, 2008. Based on the CIT Law, the Company's subsidiaries have not qualified for reduced 15% tax rate. However, significant regulations regarding the interpretation and implementation of the new tax law are still pending and it is not clear whether the Company's subsidiaries may qualify for the reduced 15% tax rate in the future.

        The Chinese central government may review and audit tax benefits granted by local or provincial authorities and could determine to disallow such benefits. Certain of our subsidiaries and joint ventures located in China enjoy tax benefits in China that are generally available to foreign investment enterprises. If these tax benefits are reduced, disallowed or repealed due to changes in tax laws or determinations by the Chinese government, we could face higher tax rates which may have an adverse impact on our business.

Our ability to continue successful deployment of PAS system and sales of PAS handsets are limited by certain factors, including the following:

Maturing PAS market and increased competition in handsets and tariffs.

        The market for PAS was estimated to be 87 million users as of the end of fiscal year 2007 and is available in most of the provinces throughout China. We believe the PAS market has matured. For example, during fiscal year 2005, net sales of the PAS/iPAS system and the wireless infrastructure market declined significantly as compared to fiscal year 2004. The overall market for PAS continued to decline through fiscal years 2006 and 2007. If additional handset competitors enter the market, or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

Our PAS system and handsets sales may experience a sharp decline if China Telecom or China Netcom obtain licenses allowing them to deliver mobile services or the integration of the telecom operators.

        China's media sources have widely reported that the MII may grant 3G mobile licenses to China Telecom or China Netcom, or both. If China Telecom or China Netcom obtains 3G mobile licenses, they may re-allocate capital expenditures to construct 3G networks, and as a consequence, may significantly reduce capital expenditures relating to PAS networks that utilize our existing products. In addition, it is possible that current PAS frequency bands utilized by PAS networks may be reallocated for use by 3G networks, resulting in the restriction of or shutting down of PAS networks. If this were to occur, we could lose current and potential future customers of our products, and our financial condition and results of operations could be significantly harmed.

        It is widely reported that China is intending to integrate the existing telecom operators which include our two primary customers, China Telecom and China Netcom. Some media sources have reported that it is possible that both China Telecom or China Netcom will be integrated with other telecom operators which engage in wireless business. If this were to occur, we could lose current and potential future customers of our products and our financial condition and results of operations could be significantly harmed.

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

        Broadcasting television over the internet has only recently begun in China. SARFT, the central government's regulatory body, issued a measure in July 2004 to regulate the broadcasting of audio-visual programs through the information network, which includes our Internet Protocol television (IPTV) business. SARFT categorized the information network into the mobile telecommunication network, fixed communications network, microwave communication network, cable television network, satellite or other metropolitan area network, wide area network, local area network and other information networks categories. The equipment that receives information from these networks includes computers, television sets, mobile phones and other electronic products. In December 2007, MII and SARFT jointly issued a measure to regulate the service of audio-visual programs on the internet, which also includes our IPTV business. This measure requires the entities engaged in the services of audio-visual program on the internet to be owned or controlled by the State owned entities. While regulating the IPTV business, SARFT is encouraging development in China of the digital television business, a business that may be competitive with IPTV in the target market. The digital television and IPTV target complementary markets and it is not clear the extent of support SARFT will provide for IPTV in setting regulations. For example, the Zhejiang Administration of Radio, Film, and Television, the local regulatory body in the province of Zhejiang, issued a similar notice on January 10, 2006. In both instances, SARFT had not formally endorsed the launch of commercial IPTV services in those localities. Because the IPTV industry relates to both television and telecom sectors, it may be subject to regulation by different governmental authorities, including MII. However, due to a lack of uniform regulation on the development of the IPTV industry, we cannot predict that our IPTV business will operate smoothly in China. Our business may suffer if the law or policy in China does not encourage the IPTV industry.

We currently do not have a license to engage in the IPTV operator service business in China and development of our IPTV business depends upon the cooperation of IPTV license holder(s) and network operators. If we are unable to work cooperatively with license holder(s) and network operators, our business may suffer.

        Under the measures issued by SARFT in July 2004, entities intending to engage in the IPTV operator service business should obtain a license from SARFT and foreign investment enterprises are prohibited from engaging in the IPTV operator service business. The new measure jointly issued by MII and SARFT indicates that SARFT will only grant such licenses to state-owned companies. Since we are the technical service and equipment provider in this field, our business development will depend on the cooperation of license holders and network operators. Our business may suffer if we fail to cooperate with license holders or network operators, or if the license holder(s) we're cooperating with lose their licenses.

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

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 12% of our outstanding stock as of December 31, 2007. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

        If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ Global Select Market. For example, as a result of our failure to timely file with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. While we returned to full compliance with Nasdaq's listing requirements on October 19, 2007, we are required to comply with NASDAQ Marketplace Rule 4310(c) (14) as a condition for our common stock to continue to be listed on the NASDAQ Global Select Market. If our shares of common stock are delisted from the NASDAQ Global Market, our common stock may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ Global Select Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        Our headquarters are located on a leased site in Alameda, California. Additionally, we operate facilities in the United States, China and globally consisting of office, research and development, warehousing and manufacturing sites primarily used jointly by our reporting segments.

        The headquarters for our China operations is located in Hangzhou. In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone and have built a 2.7 million square foot facility on this site. The facility was occupied in October 2004 and is used for manufacturing operations, research and development and administrative offices. At the end of 2007, approximately two-thirds of the facility was being utilized.

        We lease approximately 1.1 million square feet of property, of which 0.5 million square feet are properties in China and 0.4 million square feet are properties in North America. We maintain 35 sales and customer support offices in 23 countries covering the United States, Canada, Latin America, the Caribbean, Europe, the Middle East, India, and the Asia-Pacific region. We lease sales offices in 24 locations in China.

        We believe our facilities are suitable and adequate to meet our current needs.

ITEM 3—LEGAL PROCEEDINGS

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class action lawsuits alleging federal securities violations were filed against us and various officers and directors of our company. The actions have been consolidated in United States District Court for the Northern District of California under the caption In re UTStarcom, Inc. Securities Litigation, Master File No. C-04-4908-JW (PVT) (the "Consent"). The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        On June 2, 2006, we and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, we and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. That motion has been briefed and argued, but has not yet been decided by the Court.

        On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against us and some of our current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning our historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint.

        Due to the preliminary status of these lawsuits and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of these complaints on our financial position, results of operations, or cash flows.

Governmental Investigations

        In September 2005, the Company received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of our financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company has sponsored. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. The Company is unable to reasonably estimate the total amount of loss, if any, associated with the proceedings. A judgment against the Company may have a material adverse effect on the Company's financial position, results of operations and cash flows.

Shareholder Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of our current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names us as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, we and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled our demurrer, ordered the plaintiff to file an amended complaint, and ordered us to answer the original complaint. The plaintiff filed an amended complaint and we have filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint. The plaintiff has not yet filed his second amended complaint.

        Due to the preliminary status of this complaint and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial position, results of operations, or cash flows.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including us. The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including us). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Our case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have opposed. It is unclear whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses and intend to defend the action vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, we filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, we assert that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 ("the '473 patent") through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. We seek declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, denying our allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, we filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that we would withdraw our motion to strike. On August 10, 2005, we responded to Starent's amended counterclaim filed on July 27, 2005. In early December 2006, we filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage, and is stayed pending the outcome of the reissue. The litigation and its outcome cannot be predicted, although we believe the litigation has merit. Nonetheless, we believe that any adverse judgment on Starent's counterclaims will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

        On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. In its Complaint, the Company asserts that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent's ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using the Company's confidential and proprietary information for the benefit of Starent, that the individual defendants and Starent have interfered with the Company's business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent's products, and that several of Starent's patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendant's motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company's complaint, denying the Company's allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage. The Company has filed an Amended Complaint to allege additional related causes of action. Starent has moved to dismiss certain causes of action of the Amended Complaint. The Court has not yet decided the motion to dismiss. The Court has appointed a special master to handle discovery and issues related to identification of the trade secrets. Discovery is now ongoing. The Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Telemetrix, Inc. Arbitration

        On October 19, 2006, Telemetrix, Inc. ("Telemetrix") filed a formal Request for Arbitration against us to the World Intellectual Property Organization ("WIPO") in Geneva, Switzerland. The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003. We assumed Telos' rights and obligations under this contract pursuant to our purchase of Telos' assets on May 19, 2004. Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage. In December 2006, we filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix. An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of us due to Telemetrix's failure to allege sufficient facts in support of a majority of its causes of action. On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract, fraud, interference with contractual relations and interference with prospective economic advantage. The evidentiary hearing is scheduled for July 28-30, 2008. Discovery has begun. The financial impact, if any, of the above claims is not determinable at this time.

Other Litigation

        We are a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position, results of operations or cash flows.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 29, 2007, the Company held its annual meeting of stockholders. As of October 17, 2007, the record date for the annual meeting, there were 121,294,645 shares of common stock of the Company issued and outstanding and entitled to vote at the annual meeting. The following proposals were submitted to a vote of the stockholders:

  (i)
  To elect the following Class I director to serve for a term expiring on the date on which the annual meeting of stockholders is held in the year 2010.

Election of Directors	Votes For	Votes Withheld
Thomas J. Toy	78,512,803	13,008,712

    There were no broker non-votes on this matter. As a result, Mr. Toy was re-elected as a director of the Company. Other directors whose terms of office continued after the meeting were as follows:

Class II (Term Expiring 2008)	Class III (Term Expiring 2009)
Larry D. Horner	Francis P. Barton
Allen Lenzmeier	Jeff Clarke
Hong Liang Lu
  (ii)
  To ratify and approve the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company for the fiscal year ending December 31, 2007.

For	Against	Abstain
84,994,620	6,428,899	97,996

    There were no broker non-votes on this matter. As a result, the appointment of PricewaterhouseCoopers LLP as the Independent Registered Public Accounting Firm of the Company was ratified.

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
Fiscal 2007
First Quarter	$10.17	$8.19
Second Quarter	8.32	5.20
Third Quarter	5.71	2.62
Fourth Quarter	4.99	2.61
Fiscal 2006
First Quarter	$8.06	$5.86
Second Quarter	7.79	5.92
Third Quarter	9.06	6.61
Fourth Quarter	10.78	8.60

        Our common stock has been traded on The NASDAQ Stock Market, LLC ("NASDAQ") under the symbol UTSI since our initial public offering on March 2, 2000. The preceding table sets forth the high and low closing sales prices per share of our common stock as reported on NASDAQ for the periods indicated. As of December 31, 2007, we had approximately 144 stockholders of record.

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

COMPANY'S STOCK PERFORMANCE

        The following graph compares the cumulative 5-year total return provided shareholders on UTStarcom, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index and the S&P Wireless Telecommunication Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock in each index on December 31, 2002 and its relative performance is tracked through December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTStarcom, Inc., The NASDAQ Composite Index,
and The S&P Wireless Telecommunication Services Index

*
$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
UTStarcom, Inc.	100.00	186.94	111.70	40.65	44.13	13.87
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
S&P Wireless Telecommunication Services	100.00	177.73	279.63	284.92	277.46	225.34

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

        The following table summarizes our stock repurchase activity for the three months ended December 31, 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares (or Units) Purchased(1)	Average price paid per share (or Unit)	Total number of shares (or Units) purchased as part of publicly annouced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
				($ million)
10/1-31/2007	59,426	$4.60	—	$—
11/1-30/2007	464,013	$2.90	—	$—
12/1-31/2007	4,466	$2.61	—	$—

(1)
During the fourth quarter of 2007, the Company acquired 527,905 shares of common stock that employees presented to the Company to satisfy withholding taxes in connection with the vesting of restricted stock awards, performance shares and performance units.

        The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference in Part III, Item 12 of this Form 10-K.

ITEM 6—SELECTED FINANCIAL DATA

        The selected financial data for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 is derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales(1)	$2,466,970	$2,458,861	$2,871,110	$2,579,415	$1,920,161
Gross profit	321,451	385,744	435,836	569,532	607,927
Operating (loss) income(2)	(212,045)	(138,160)	(456,714)	16,885	230,966
Net (loss) income(3)	(195,575)	(117,345)	(532,645)	50,849	192,385
(Loss) earnings per share:
—Basic	$(1.62)	$(0.97)	$(4.55)	$0.45	$1.86
—Diluted	$(1.62)	$(0.97)	$(4.55)	$0.40	$1.56

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$437,449	$661,623	$645,571	$562,532	$377,747
Working capital	389,750	800,356	834,126	1,083,097	859,963
Total assets	1,984,588	2,383,305	2,551,331	3,517,605	2,345,995
Total short-term debt	322,829	102,758	198,826	351,183	1
Total long-term debt	333	275,161	274,900	402,500	402,500
Total stockholders' equity	617,976	774,360	826,649	1,302,891	854,166

(1)
On November 1, 2004, we completed our acquisition of selected assets of Audiovox Communications Corporation. Revenue for the years ended December 31, 2007, 2006 and 2005 from this acquisition was $1.66 billion, $1.34 billion and $1.37 billion, respectively.

(2)
The operating loss for the year ended December 31, 2007 included $14.5 million of restructuring charges and $19.9 million charges associated with the impairment of various long-lived assets including goodwill, intangible assets and certain property plant and equipment. The operating loss for the year ended December 31, 2006 included a $12.3 million gain on sale of assets. The operating loss for the year ended December 31, 2005 included $218.1 million of charges associated with the impairment of various long-lived assets including goodwill, intangible assets and certain property plant and equipment. In addition, it also contained $35.3 million of restructuring charges, including $29.7 million in operating expenses and $5.6 million in cost of goods sold.

(3)
Net loss for the year ended December 31, 2007 included $53.7 million gain from sale of certain investments. Net loss for the year ended December 31, 2006 included a $13.5 million charge associated with the other-than-temporary impairment of a long-term investment. Net loss for the year ended December 31, 2005 included a gain of $47.2 million from the sale of a long term investment to Softbank Corp., a related party. Net income for the year ended December 31, 2005 also included a $31.4 million gain on extinguishment of subordinated notes and income tax expense of $136.5 million, which included a valuation allowance of $237.3 million on our net deferred tax assets.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Annual Report on from 10-K contains forward-looking statements within the meaning of the federal securities laws. These statements are based on information that is currently available to management. We intend such forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those provisions. The forward-looking statements include, without limitation, those concerning the following: our expectations regarding our compliance with SEC reporting requirements and NASDAQ listing requirements; our expectations with respect to our ability to execute on our business plan; our expectations with respect to the impact of the going concern explanatory paragraph from our independent auditors with respect to our financial statements; our expectations with respect to our ability to execute on our operating plans; our expectations as to the nature of possible market trends; our expectations regarding continued growth in our business and operations; our expectations regarding fluctuations in gross profit; our expectations regarding the market reactions to the price of our stock; our plans regarding payment of cash dividends; our expectations regarding recognition of certain compensation costs; our plans regarding legal proceedings; our expectations regarding the effect of legal proceedings and government inquiries; our expectations regarding the functionality, performance and features of our products; our plans and expectations regarding relationships with vendors and suppliers; our expectations regarding the future source and costs of chipsets; our plan to fulfill the purchase commitment under various orders from our suppliers; our expectations with respect to the amount of our stock compensation expense; our expectations regarding the exchange rate risks with respect to accountable receivables and payables in Renminbi, Japanese Yen, Indian Rupees and Euros; our plans regarding the use of financial instruments to hedge against certain foreign currency exchange rate risks; our plans regarding the use of derivative financial instruments for speculative trading purposes; our plans regarding the discounting of certain bank notes and commercial notes; our expectations regarding our ability to raise funds and our plan to continue service the account receivable; our expectations regarding our right to intellectual property embedded in our products; our expectations regarding our ability to protect our intellectual property; our expectations regarding the effect of market risks on our operating results; our plans to align business operations and streamline expenses; our expectations with respect to the reduction in our product costs through supply chain and R&D improvements; our expectations with respect to loss contracts; our expectations regarding becoming a stronger global competitor; our plans to implement measures to remediate material weaknesses; our expectations regarding the effectiveness of remediation measures; our plans to continue to review internal controls; our expectations regarding competition and the competitive advantages of our competitors; our expectations regarding consolidation of the telecommunications industry; our expectations regarding the development and introduction of new and more advanced products; our expectations regarding deployment of our products; our plans to reinvest cost savings derived from and expectations regarding our workforce restructurings; our expectations regarding future workforce restructurings; our expectation regarding the adoption of environmental, health and safety laws by countries world-wide; our expectations regarding the effect of the Sarbanes-Oxley Act on our corporate governance and disclosure practices; our expectation regarding the expenses associated with compliance with the Sarbanes-Oxley Act; our expectations regarding the impact of the restatement of our consolidated financial statements; our expectations regarding the maturation of the PAS market and corresponding decrease in PAS subscriber growth; our expectations regarding the long-term demand for our PAS products; our expectations regarding our ability to offset the decline in PAS sales through pursuing other products; our expectations regarding PAS system spending; our plan to pursue opportunities for our wireless infrastructure products in multiple markets; our expectations regarding our investment in and development of the IPTV market; our expectations regarding product margins; our expectations regarding our annual effective tax rate; our expectations regarding the likelihood to realize the tax benefits in the U.S. and other countries; our expectations regarding the effect of the China Corporate Income Tax Law on our future tax expenses; our expectations regarding valuation allowance on our net deferred tax assets and its impact; our plan to develop measures to address employees' adverse tax consequences in connection with our past stock option granting practices; our expectations regarding the reporting of net losses throughout 2008; our expectations regarding our level of capital expenditures in China; our plans to maintain adequate liquidity levels through at least the next 12 months; our expectations regarding the availability and sufficiency of credit lines from our existing lenders; our plans to issue new debt instruments, sell investments and assets; our plan regarding repayment of our convertible subordinate notes; our expectations regarding access to cash in our China subsidiaries to meet our liquidity requirements outside of China; our expectations regarding interest rates; our expectations regarding sufficiency of cash resources; our expectations regarding our ability to receive licenses for our products; our expectation that our business, financial condition and results of operations will continue to be significantly influenced by the political, economic, legal and social environment in China and other international markets, including Japan, India and Europe; our expectations regarding the nature of political, economic and legal reform in China; our expectations regarding the continued importance of the Chinese market for our technologies and development and the importance of sales in China to our operating results; our expectations regarding future sales generated from China as a percentage of total sales; our expectations regarding subscriber growth in China; our expectations regarding global expansion of sales outside of China; our plan to extend our supplier base by introducing more models of our own design and expanding relationships with more manufacturers; our plans to pursue opportunities to divest additional non-core assets; our anticipations regarding acquisitions and divestitures, including divestiture of noncore assets and operations; our expectation with respect to research and development expenses; our expectations regarding future amortization expenses; our expectations regarding the impact of product defects or performance quality issues; our expectations regarding the impact of international expansion on our management, operational, financial and other resources; our expectations regarding the impact of legislation that restricts or prohibits the use of wireless handsets while driving on our future sales; our plans regarding improvement of our internal supply chain and inventory management processes; our expectations regarding the reliability of stock-based compensation valuation models and the impact of SFAS 123R; and our expectations regarding our ability to implement and enhance our administrative infrastructure. Additional forward-looking statements may be identified by the words "anticipate," "expect," "believe," "intend," "will," "may," and similar expressions, as they relate to us or our management, or by the words "designed," "intended" and similar expressions, as they relate to our products and services. Investors are cautioned that these forward-looking statements are inherently uncertain. These statements are subject to risks and uncertainties that may cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Item 1A "Risk Factors" of this Form 10-K. We do not guarantee future results and undertake no obligation to update the forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

        We design, manufacture and sell telecommunications infrastructure, handsets and customer premise equipment, and provide services associated with their installation, operation, and maintenance. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and consumers around the world. Over the past few years, we have expanded our focus to build a global presence and currently sell our products in several other established and emerging growth markets, including North America, China, Japan, India, Central and Latin America, Europe, the Middle East, Africa and Southeast and North Asia.

        We differentiate ourselves with products designed to reduce network complexity, integrate high performance capabilities and allow a simple transition to next generation networks. We design our products to facilitate cost-effective and efficient deployment, maintenance and upgrades.

        Because our products are IP-based, our customers can more easily integrate our products with other industry standard hardware and software. Additionally, we believe we can introduce new features and enhancements that can be cost-effectively added to our customers' existing networks. IP-based devices can be changed or upgraded in modules, saving our customers the expense of replacing their entire system installation. Our strategy is built upon the following key concepts:

  •
  identify key technology shifts and trends before our competitors;

  •
  develop differentiated products, which are designed to offer new and innovative revenue-generating features and enhanced functionality for our customers;

  •
  reduce overall operational and deployment costs of our customers' networks, enabling them to meet the demands of a greater number of consumers by expanding their addressable markets; and

  •
  develop tailored products and services to suit customers' current needs and to anticipate future needs.

        In September 2007, we announced the results of an in-depth strategic analysis of the Company undertaken by the management team with the aim of defining a new corporate strategy and making UTStarcom an even stronger global competitor.

        Our current strategy is to focus on the key segments of the IP technology market which we have identified as having the greatest potential for profitable growth. Specifically, our strategy is to:

  •
  Invest our R&D resources in select IP-based technologies where we believe we can create unique end-to-end solutions that will deliver strong market share and create value for our customers;

  •
  Drive revenue from this technology in select core geographic markets where there is high acceptance of the disruptive shift to IP technologies and where we have established credibility with customers; and

  •
  Supplement revenue outside of core markets by using regional technology and sales partners in areas where we can leverage their strong customer relationships.

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

        On October 2, 2007, our Board of Directors approved a restructuring plan (the "Plan") to reduce operating costs, which included a worldwide reduction in force of approximately 11% of the Company's headcount, or approximately 700 employees. The workforce reduction was primarily in the United States and China and, to a lesser degree, other international locations. We incurred a restructuring charge in connection with the Plan of approximately $14.5 million in the fourth quarter of 2007, comprised largely of cash payments associated with one-time severance benefits.

        We will continue our efforts to evaluate certain operations and will consider opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

Asset Impairment

        During the quarter ended September 30, 2007, the Company announced a new organization structure to align the Business Units with its corporate strategy. As a result, during the fourth quarter of 2007, the Company performed impairment tests on goodwill and certain long-lived tangible and intangible assets.

        Based upon the impairment assessment, the Company recorded goodwill impairment charges of $3.1 million. In addition, the Company has written down $10.5 million and $5.2 million related to the fair values of the customer relationships and technology intangible assets within the Other business segment, respectively. The Company also recorded an impairment charge of $1.1 million of long-lived tangible assets related to the Other business segment asset group (see Note 8, "Property, Plant and Equipment" and Note 9, "Goodwill and Intangible Assets" of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report).

Restatement of Consolidated Financial Statements

        In July 2007, the Company announced the Audit Committee was conducting an independent investigation of historical sales with certain customers in China. After consultation with and upon the recommendation of management, the Audit Committee determined revenue in the Company's Western Region of China was recognized earlier than it should have been. In the 2006 Annual Report on Form 10-K, we corrected for the effects of net sales and related costs of net sales that were recorded earlier than they should have been.

        We also conducted a voluntary review of historical stock option practices under the direction of the Nominating and Corporate Governance Committee of our Board of Directors ("Governance Committee"). This review considered all option grant awards made in the period from February 29, 2000, shortly before the initial public offering of our Common Stock, through August 2006 for compliance with the various stock-based compensation accounting standards applicable during this period as well as the rules of our stock option plans. We found that in a number of instances we did not use the proper date as the measurement date in determining whether stock options had been issued with exercise prices below the fair value of our common stock. Therefore, we restated our previously issued financial statements for the years ended December 31, 1998 through 2005 to account for additional stock compensation expense that should have been recognized over the period together with an equal increase in additional paid-in capital to recognize the intrinsic value assigned to these issuances of equity securities. Related adjustments of payroll and income taxes were also recorded.

        In restating our previously issued financial statements for the investigations described above, we also corrected other previously reported amounts related to sales and cost of sales to certain third party resellers to classify these amounts as related party sales and related party cost of sales classifications, respectively, because in 2006 we determined that sales to these entities were, in substance, sales to one of our significant shareholders, SOFTBANK CORP. The accounts receivable from these sales was similarly reclassified into accounts receivable from related parties in our 2005 balance sheet.

RESULTS OF OPERATIONS

        During the fourth quarter of 2007, the Company announced a new organization structure to align the business units with its corporate strategy. This new organization structure changed the reporting segments on which the Company measures performance and allocates resources. Effective October 1, 2007, the new reporting segments are as follows:

  •
  Broadband Infrastructure;

  •
  Multimedia Communications;

  •
  Personal Communications Division;

  •
  Handsets;

  •
  Services; and

  •
  Other, which includes the Mobile Solutions and Custom Solutions business units.

        Our Broadband Infrastructure segment is responsible for software and hardware products that enable end users to access high-speed, cost effective wireline data, voice and media communication. Our products within each of these categories include multiple hardware and software subsystems that can be offered in various combinations to suit individual carrier needs. Our system products are based on widely-adopted global communications standards and are designed to allow service providers to quickly and cost-efficiently integrate our systems into their existing networks and deploy our systems in new broadband, IP and wireless network rollouts. Our products are also designed for quick and cost-effective transition to future network technologies, enabling our customers to make the best use of their existing infrastructure.

        Our Multimedia Communications segment is responsible for the development and management of IPTV and related technologies (such as surveillance) plus our core Next Generation Network ("NGN") software. The Personal Handyphone System ("PHS") infrastructure and wireless systems teams are also a part of this segment.

        Our Personal Communications Division markets, sells and supports handsets other than Personal Access System ("PAS") handsets for markets other than China. Historically, most of our handset sales in this division were designed and built by other manufacturers. However, in 2005 we began shipping handsets designed and manufactured by us, and during the year ended December 31, 2007 handsets manufactured by us made up approximately 35% of the total unit sales of this segment.

        Our Handsets segment designs, builds and sells consumer handset devices, including PAS handsets, that allow customers to access wireless services. All handset revenues within China are included in this segment.

        We support the growth and operation of the installed base of our system solutions through our professional services business, UTStarcom Services. Our globally-deployed experts assist the Company's customers with activities ranging from network planning, circuit-to-packet network migration planning, systems integration, program management, operations management and support, and knowledge transfer.

        Included in our "Other" segment are our Mobile Solutions business unit and our Custom Solutions business unit. Our Mobile Solutions business unit is responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line and our Packet Data Services Node ("PDSN") product line which connects CDMA cellular network infrastructure equipment to IP network. Our Custom Solutions business unit is responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server ("RAS") which enables users to access network data and services from remote locations.

NET SALES

	Years Ended December 31,
	2007	% of net sales	2006	% of net sales	2005	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$156,844	6%	$201,203	8%	$449,321	16%
Multimedia Communications	307,748	12%	428,176	18%	473,349	16%
PCD	1,664,147	67%	1,339,496	55%	1,369,324	48%
Handsets	234,468	10%	395,812	16%	473,472	16%
Services	61,255	3%	59,730	2%	60,170	2%
Other	42,508	2%	34,444	1%	45,474	2%

	$2,466,970	100%	$2,458,861	100%	$2,871,110	100%

Net Sales by Region
United States	$1,665,021	67%	$1,351,839	55%	$1,332,213	46%
China	560,548	23%	785,525	32%	870,612	30%
Japan	70,155	3%	136,877	6%	479,114	17%
Other	171,246	7%	184,620	7%	189,171	7%

	$2,466,970	100%	$2,458,861	100%	$2,871,110	100%

Fiscal 2007 vs. 2006

        Net sales in 2007 were $2.5 billion and did not change significantly on a consolidated basis as compared to net sales in 2006. Revenue was lower in all segments except PCD, Services and Other. Revenue from the Broadband Infrastructure and Multimedia Communications segments decreased by 22% and 28%, respectively, in 2007 as compared to 2006 due to a decrease in demand caused by continued maturity of the PAS market and as customers in China prepare for 3G launch, as well as a decrease in demand from Softbank. As we have experienced in the last two years, our PAS/iPAS products and our PAS/iPAS based handsets in the China market continued to experience declining revenues resulting from both lower unit demand and pricing pressures. This led to a decrease in our handset segment sales of 41% in 2007 as compared to 2006. In our PCD segment, the increase in the number of units sold and the higher average selling price during 2007 as compared to 2006 led to a 24% increase in segment revenue. Revenue from the Services segment increased by 3%. Sales of our Other segment increased by 23% due to increases in our Custom Solutions and IPCDMA product and service sales. For additional discussion of our business segments, see "Segment Reporting."

        In 2008, we expect that revenues from PAS products and infrastructure will continue to decline with increased competition but will be partially offset by revenues from higher end PAS products including dual mode PAS handsets, dual mode CDMA and Softswitch products in multiple markets, but we do not anticipate that these sales will fully offset the decline in PAS product sales. We currently offer and have initial market acceptance of our RollingStream™ IPTV products in China, Japan and India. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

        During 2007, Verizon Wireless, T-Mobile USA and Sprint Spectrum, respectively, accounted for approximately 22%, 15% and 13% of our total net sales.

Fiscal 2006 vs. 2005

        Net sales were $2.5 billion in 2006, a decrease of 14% as compared to $2.9 billion in 2005. While revenues were lower in all segments, the 55% decrease in net sales of the Broadband Infrastructure segment contributed over half of the total net sales decrease. Broadband Infrastructure revenues in 2005 were driven by sales of iAN-8000 equipment to Japan Telecom, an affiliate of SOFTBANK CORP. and a related party. In 2006, Broadband Infrastructure sales to Softbank and affiliates decreased by $333.0 million as Softbank completed its initial investment in fixed line businesses and changed its focus to wireless business following its acquisition of Vodafone Japan. The decrease in Multimedia Communications revenues and Handsets revenues reflects the lower demand in the China market for our PAS systems and handsets as PAS subscriber growth declined to 10% in 2006 compared with 31% in 2005. PCD net sales remained relatively consistent with a decrease in the average selling price offset by a 6% increase in the number of units sold. During 2006, Verizon Wireless and T-Mobile USA, respectively, accounted for approximately 14% and 11% of our total net sales. During 2005, Verizon Wireless accounted for approximately 12% of our total net sales.

GROSS PROFIT

	Years Ended December 31,
	2007	Gross profit %	2006	Gross Profit %	2005	Gross Profit %
	(in thousands)
Gross profit (loss) by Segment
Broadband Infrastructure	$6,237	4%	$(2,874)	(1)%	$140,938	31%
Multimedia Communication	101,940	33%	193,776	45%	124,445	26%
PCD	94,215	6%	39,932	3%	52,812	4%
Handsets	76,219	33%	118,459	30%	58,166	12%
Services	16,964	28%	11,458	19%	26,385	44%
Other	25,876	61%	24,993	73%	33,090	73%

	$321,451	13%	$385,744	16%	$435,836	15%

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

Fiscal 2007 vs. 2006

        Gross profit was $321.5 million or 13% of net sales in 2007, as compared to $385.7 million or 16% of net sales in 2006. Gross profit dollars decreased $64.3 million due to a decline in sales of most segments except PCD, Services and Other segments. Gross profit percentage declined from 16% in 2006 to 13% in 2007 as lower margin PCD sales represented 67% of our total sales in 2007 as compared to 55% in 2006. Gross profit and gross profit percentages in 2007 were also negatively impacted by additional inventory reserves and $6.2 million additional contract loss on a fixed price infrastructure deployment contract. For additional discussion of our segments, see "Segment Reporting."

Fiscal 2006 vs. 2005

        Gross profit was $385.7 million or 16% of net sales in 2006, as compared to $435.8 million or 15% of net sales in 2005. Gross profit declined in absolute dollars but remained relatively constant as a percentage of net sales in 2006 and 2005. Our Multimedia Communication and Handsets segments contributed to the increase in gross profit in absolute dollars, primarily as a result of a shift in product mix and a reduction in production costs. The absolute decrease in gross profit dollars was primarily the result of the decline in gross profit from the Broadband Infrastructure segment resulting from a 55% decline in segment sales and a reduced profit as a percentage of segment sales due to additional inventory reserves and a $32.1 million provision for anticipated losses on a fixed price infrastructure deployment contract entered into in the fourth quarter of 2006. In addition, the increased percentage of our revenue derived from the lower margin PCD segment resulted in a decrease in our total gross profit as a percentage of net sales.

OPERATING EXPENSES (INCOME)

        The following table summarizes our operating expenses:

	Years Ended December 31,
	2007	% of net sales	2006	% of net sales	2005	% of net sales
	(in thousands)
Selling, general and administrative	$319,145	13%	$334,455	14%	$371,461	13%
Research and development	168,275	7%	182,869	7%	246,813	8%
Amortization of intangible assets	15,961	1%	18,871	1%	25,853	1%
Gain on sale of semiconductor design assets	(4,271)	(1)%	(12,291)	(1)%	—	0%
Impairment of long-lived assets	19,912	1%	—	0%	218,094	8%
Restructuring	14,474	1%	—	0%	29,669	1%
In-process research and development	—	—	—	0%	660	0%

	$533,496	22%	$523,904	21%	$892,550	31%

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

SELLING, GENERAL AND ADMINISTRATIVE

Fiscal 2007 vs. 2006

        Selling, general and administrative expenses were $319.1 million in 2007, a decrease of 5% as compared to $334.5 million for 2006. The expenses as a percentage of net sales were 13% and 14% for 2007 and 2006, respectively. The decrease was primarily attributable to: (i) $9.7 million cost savings resulting from a reduction in the use of outside consultants and contractors as we transferred most of the associated projects to internal staff, (ii) $2.3 million reduction in travel expenses, and (iii) $3.2 million reduction in facility related expenses as we reduced leased area. These decreases were partially offset by: (i) $1.1 million decrease in recovery of bad debt, (ii) $8.1 million increase in professional fees primarily related to various legal proceedings, investigations and the restatements, and (iii) $2.7 million charge related to fixed assets related to our upgrade of Oracle system. In 2006, the selling, general and administrative expenses included a charge of $7.9 million of VAT expense resulting from an audit of 2003 through 2005 tax years by China tax authorities and a $4.7 million write-off of net assets in connection with the termination of a joint venture in 2006.

Fiscal 2006 vs. 2005

        Selling, general and administrative expenses were $334.5 million in 2006, a decrease of 10% as compared to $371.5 million in 2005. This decrease was primarily due to a $27.8 million decrease in our provision for doubtful accounts in 2006 compared to 2005 resulting from strong cash collection of fully reserved receivables in China. Days sales outstanding was 60 days at December 31, 2006 as compared to 66 days outstanding at December 31, 2005 due to strong cash collections in the fourth quarter of 2006 and the high percentage of fourth quarter revenue derived from our PCD segment, which generally has experienced a shorter collection period on related receivables. In addition, sales and marketing personnel costs decreased approximately $16.7 million as a result of cost savings resulting from reduced sales and marketing headcount, offset partially by increased stock-based compensation charges. The reduction in sales and marketing headcount was primarily due to the reassignment of approximately 477 employees during 2006, previously providing sales and support services towards generating revenue from support arrangements. Other cost savings in sales and marketing, primarily related to the 2005 restructuring and cost containment measures, included a $12.0 million decrease in depreciation, facility and equipment costs, a $10.1 million decrease in travel expenses and a $4.0 million decrease in professional services. These cost savings in sales and marketing expenses were partially offset by an increase in general and administrative costs. Primary factors in the increased general and administrative costs included: (i) an increase of $21.3 million in general and administrative personnel costs due to increased stock-based compensation charges and additional finance and information technology resources hired to improve processes and controls (ii) $7.9 million of value added tax expense resulting from an audit of 2003 through 2005 tax years by China tax authorities and (iii) a $4.7 million write-off of net assets in connection with the termination of a joint venture. In 2006, selling, general and administrative costs included approximately $13 million of stock-based compensation as a result of adoption of SFAS 123(R).

RESEARCH AND DEVELOPMENT

Fiscal 2007 vs. 2006

        R&D expenses were $168.3 million and $182.9 million, or 7% of net sales for both 2007 and 2006. In absolute dollars, R&D expenses decreased by $14.6 million, primarily due to a decrease in equipment, parts and depreciation costs of $9.6 million and write-down of R&D equipment in prior periods and a decrease in personnel expenses, including payroll, payroll taxes and benefits totaling $6.1 million resulting from decreased headcount. In addition, the decrease in R&D expenses also was attributable to a $2.5 million cost savings resulting from a decreased use of outside services. These savings were partially offset by $1.4 million increase in stock-based compensation.

Fiscal 2006 vs. 2005

        R&D expenses were $182.9 million in 2006, a decrease of $63.9 million or 26% as compared to $246.8 million in 2005. The decrease was primarily due to (i) a decrease of $30.6 million in depreciation, facility and equipment costs as a result of the restructuring and write-down of R&D equipment in 2005, (ii) a decrease in personnel expenses of approximately $16.4 million attributed to a decrease in headcount due to the restructuring activities and the transfer of engineers as part of the sale of our semiconductor design operations to Marvell Technology and the transfer of our non-PAS wireless research and development in China to Cellon, and (iii) a decrease in professional costs of $9.3 million associated with the decrease in outsourced projects.

STOCK BASED COMPENSATION EXPENSE

        The following table summarizes the stock-based compensation expense in the Company's consolidated statement of operations:

	Year ended December 31
	2007	2006	2005
	(in thousands)
Cost of net sales	$697	$811	$(85)
Selling, general and administrative	7,988	13,026	(765)
Research and development	4,107	2,755	1,820

Total	$12,792	$16,592	$970

Fiscal 2007 vs. 2006

        The decline in the level of stock compensation in 2007 compared to 2006 was attributable to the timing of equity grants that are subject to accounting under SFAS 123(R) as well as the decline in our stock price. We were unable to grant new equity grants in 2007 until October 2007 due to our inability to file our periodic financial reports as required by the SEC. To the extent that compensation related to older equity grants becomes fully recognized and is not replaced with compensation attributable to new equity grants, we will experience a decline in overall stock compensation expense.

Fiscal 2006 vs. 2005

        We adopted the provision of FAS 123(R), "Share-Based Payment" on January 1, 2006. Therefore, stock-based compensation in 2005 and prior year represent the charges recorded under APB 25. For 2005, stock-based compensation expense primarily consists of grants of restricted stock to employees of certain acquisitions offset by reversals of compensation expense related to certain awards subject to variable accounting.

AMORTIZATION OF INTANGIBLE ASSETS

Fiscal 2007 vs. 2006

        Amortization of intangible assets was $16.0 million in 2007 as compared to $18.9 million in 2006. Amortization of intangible assets declined as several intangible assets became fully amortized during the preceding twelve months. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2008 through 2012 is $6.2 million, $3.5 million, $3.5 million, $3.5 million and $3.5 million, respectively, and is $4.6 million in the aggregate thereafter.

Fiscal 2006 vs. 2005

        Amortization of intangible assets was $18.9 million in 2006, a decrease of $7.0 million or 27%, compared to $25.9 million in 2005. The decrease in the amortization of intangible assets was due to several intangible assets being fully amortized during the preceding twelve months.

GAIN ON SALE OF SEMICONDUCTOR DESIGN ASSETS

Fiscal 2007 vs. 2006

        In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design operations, including the assets related to the prior acquisition of Advanced Communications Devices Corporation to Marvell Technology Group Ltd. We recognized a $4.3 million and $12.3 million gain on sale of these assets in 2007 and 2006, respectively, upon achieving the defined milestones (see NOTE 5—"Acquisitions and Sale of Assets"—Sale of Assets to Marvell Technology Group Ltd).

ASSET IMPAIRMENT

Fiscal 2007

        In 2007, we conducted an in-depth strategic analysis of the Company with the aim to define a new corporate strategy. This review was completed in the fourth quarter of 2007. Declines in our revenues, excluding the PCD, Services and Other segments, appeared to be persistent which was evidenced by the continued decline in the fourth quarter of 2007. During the fourth quarter of 2007, taking this decline into consideration and the new strategic direction as well as the persistent weak global and industry economic conditions, we revised our near and medium term revenue expectations downward significantly. We also reviewed corresponding key assumptions in our overall strategic business and manufacturing capacity plans. These material changes in our outlook and plans, which we were first able to quantify in our fourth quarter and fiscal 2008 budgeting process, triggered an impairment review of our long-lived assets.

        Our impairment review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of our fixed assets in the Other segment. As a result, we recorded a charge of $1.1 million to write down these assets, which we continue to hold and use, to their estimated fair values which were determined based on established valuation practices and appraisals where appropriate.

        We also determined, in the fourth quarter of 2007, that certain intangible assets related to our acquisition of Telos and Commworks, specifically the existing technology and customer relationships, had also become impaired, and we recorded a $15.7 million charge to adjust the existing technology and customer relationships assets to its estimated fair market value. Our revenue estimates at the time of the acquisition were made when the market outlook was considerably more favorable. In performing the overall impairment analysis for goodwill, we followed the guidance under paragraph 29 of FAS 142, which requires long-lived assets, other than goodwill, to be tested for impairment first and that the carrying amount of these assets be adjusted for impairment before testing goodwill for impairment, if any. Accordingly, only after adjusting the carrying value of the above long-lived assets due to their impairment did we then test the goodwill for impairment recognizing an impairment of $3.1 million.

Fiscal 2006

        In 2006, we did not record any impairment charges related to technology intangible assets or property, plant and equipment because there were no circumstances or events that occurred which indicated a possible impairment.

Fiscal 2005

        In the third quarter of 2005, we determined that certain circumstances had changed sufficiently to indicate that the fair value of certain of our reporting units may be below their book values. As a result, we conducted an evaluation of our long-lived assets, including goodwill, intangible assets, and certain property plant and equipment, for impairment and recorded impairment charges.

        Management held a series of planning meetings in September 2005 to assess the current business forecast for all reporting units. This assessment analyzed various factors, including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in our Broadband Infrastructure segment, a narrowing of our strategic focus related to our product offering and greater than expected revenue and margin decline due to continued pricing pressures for several of our key markets. Management concluded these factors combined represented a triggering event.

        Due to the existence of the triggering event in September 2005, we determined that there were significant adverse changes in the business outlook which could indicate the carrying value of certain of our long lived assets groups may not be recoverable and could indicate the fair value of our reporting units may be below their fair value. As a result, we performed impairment tests on goodwill and certain other long lived tangible and intangible assets.

        Based on the impairment assessment, a goodwill impairment charge of $192.9 million was estimated and recorded during 2005 to write off the full value of goodwill for Broadband Infrastructure, PCD and Handsets, and the majority of goodwill for Other segments. We also recorded an impairment charge of $14.1 million for long-lived tangible assets related to the Broadband Infrastructure asset group and $9.4 million for long-lived tangible assets related to the Handsets asset group.

        In addition, we determined that the fair value of technology-related intangible assets within the Handsets asset group as calculated using the discounted future cash flows was less than the carrying value of the net assets. As such, we recorded an asset impairment charge of $1.7 million.

        The following table summarizes the impairment charges incurred during 2005:

	Goodwill Impairment	Intangible Assets Impairment	PP&E Impairment	Total
	(in thousands)
Broadband Infrastructure	$23,210	$—	$14,070	$37,280
PCD	24,712	—	—	24,712
Handsets	89,337	1,678	9,417	100,432
Other	55,670	—	—	55,670

Total	$192,929	$1,678	$23,487	$218,094

RESTRUCTURING COSTS

Fiscal 2007

        On October 2, 2007, our Board of Directors approved a restructuring plan (the "Plan") to reduce operating costs, which included a worldwide reduction in force of approximately 11% of our headcount, or approximately 700 employees. The workforce reduction was primarily in the United States and China and, to a lesser degree, other international locations. We incurred a restructuring charge in connection with the Plan of $14.5 million during the fourth quarter of 2007, comprised largely of cash payments associated with one-time severance benefits. During the quarter, $11.3 million was paid and as of December 31, 2007, the remaining $3.2 million of the restructuring expense remained unsettled, is included in other current liabilities and is expected to be paid in 2008. We expect to realize annual cost savings in salary and compensation related expenses of approximately $31.5 million.

        The following table shows the total amount of costs incurred by segment in connection with the restructuring plan:

Year ended December 31, 2007
(in thousands)
Broadband	$1,861
Multimedia Communications	5,039
Handsets	3,355
Services	2,858
Other	1,361

Total	$14,474

Fiscal 2006

        The restructuring plan initiated in 2005 was completed by December 31, 2005 and no major restructuring effort was undertaken in 2006. During 2006, we settled approximately $1.1 million of accrued expenses, and the remaining $0.1 million of accrued expenses were paid in 2007.

Fiscal 2005

        In the second quarter of fiscal 2005, we announced and initiated a restructuring plan to rationalize our cost structure in response to the decline in demand for certain of our products. In 2005, we incurred approximately $29.7 million in operating expenses related to the restructuring plan actions, primarily consisting of $15.2 million related to severance payments and $14.5 million in asset impairments primarily related to the impairment of equipment and licenses associated with discontinued products. We made cash payments of $16.6 million for severance and other benefits in 2005. As part of the restructuring plan, we recorded a $5.6 million inventory write-off associated with discontinued products in 2005. Restructuring expense related to the inventory write-off was included in cost of sales in the consolidated statements of operations.

IN-PROCESS RESEARCH AND DEVELOPMENT

Fiscal 2006 vs. 2005

        The $0.7 million in-process research and development charge in 2005 was related to our acquisitions of Pedestal Networks. All charges to in-process research and development ("IPR&D") were based, in part, upon independent valuations. In assessing IPR&D projects, we considered key product characteristics including each product's development stage at the acquisition date, each product's life cycle and each product's future prospects. We also considered the rate at which technology changes in the relevant industry, the industry's competitive environment and the economic market outlook.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Fiscal 2007 vs. 2006

        Interest income was $14.5 million and $14.8 million for 2007 and 2006, respectively. The decrease was mainly due to lower interest rates and lower average cash balances in China partially offset by the higher yield generated by the US cash balances which remained relatively stable in 2007 as compared to that in 2006.

Fiscal 2006 vs. 2005

        Interest income was $14.8 million in 2006 as compared to $7.1 million in 2005. Higher average cash balances in 2006 was the primary reason for the increase. In addition, an increase in the average interest rate, due in part to the geographic location of the cash balances, also had a favorable impact on interest income.

INTEREST EXPENSE

Fiscal 2007 vs. 2006

        Interest expense was $32.7 million and $11.7 million for 2007 and 2006, respectively. The increase in interest expense for 2007 compared to 2006 was primarily attributable to the incremental interest expense of $22 million resulting from the First and Second Supplemental Indentures associated with our convertible subordinated notes due in 2008. The stated interest rate of our convertible subordinated notes was 7.625% from January 9, 2007 through July 25, 2007 and 10.875% from July 26, 2007 through December 31, 2007. Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

        Effective January 9, 2007, we entered into a Supplemental Indenture Agreement with the holders of our Notes, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default. This supplemental indenture agreement stipulated that, the Notes will accrue an additional 6.75% per annum (as compared to the 7/8% annual interest provided for under the original indenture related to the Notes) in special interest beginning January 9, 2007 to the maturity date of the Notes, unless the Notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with our consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that, the convertible subordinated notes will accrue an aggregate of an additional 10% per annum (as compared to the 7/8% annual interest provided for under the original indenture related to the Notes) in special interest from and including July 26, 2007 to the March 1, 2008 maturity date of the notes unless the notes are earlier repurchased or converted. The special interest rate represented an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875% (see Note 10, "Debt," of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report).

Fiscal 2006 vs. 2005

        Interest expense was $11.7 million in 2006, a decrease of $5.1 million or 30.3% as compared to $16.8 million in 2005. The decrease in interest expense was primarily attributable to the decrease in short-term borrowings in China in the form of bank loans and the extinguishment of long-term debt during 2005. The average quarterly borrowings outstanding were $400.6 million and $570.7 million during 2006 and 2005, respectively, and the average interest rate thereon was 2.9% during both 2006 and 2005.

GAIN ON EXTINGUISHMENT OF SUBORDINATED NOTES

Fiscal 2005

        Gain on extinguishment of subordinated notes, net of write-off of unamortized issuance expenses, was $31.4 million in 2005. In the year ended December 31, 2005, 4,988,100 shares of our common stock with a fair value of approximately $37.6 million and approximately $57.1 million in cash were exchanged for $127.9 million aggregate principal amount of our outstanding convertible subordinated notes due 2008.

OTHER INCOME, NET

Fiscal 2007 vs. 2006

        Other income, net was $64.8 million in 2007 as compared to $1.1 million in 2006. Other income, net for 2007 included a $53.7 million gain from sale of part of our investment in Gemdale and a $5.7 million gain on the sale of our investments in Immenstar and Fiberxon. Other income, net for 2006 consisted primarily of foreign exchange gains of $7.6 million, a gain on the sale of an asset of $2.5 million, dividend income of $2.1 million and miscellaneous other income of $2.1 million, partially offset by a $13.5 million impairment charge on a long-term investment.

Fiscal 2006 vs. 2005

        Other income, net was $1.1 million in 2006 as compared to $43.7 million in 2005. Other income, net in 2006 consisted primarily of foreign exchange gains of $7.6 million, a gain on the sale of an asset of $2.5 million, dividend income of $2.1 million and miscellaneous other income of $2.1 million, partially offset by a $13.5 million impairment charge on a long-term investment.

        Other income, net in 2005 primarily consisted of a gain on sale of Softbank China of $47.2 million and a $6.0 million consumption tax refund in Japan, partially offset by a foreign exchange loss of $10.0 million. In December 2005, we sold our 10% ownership in Softbank China Holdings PTE LTD ("Softbank China") to SOFTBANK CORP., a related party and owner of the remaining 90% of Softbank China for $56.9 million. Accordingly, we recorded in other income a gain of $47.2 million after management fees, transaction expenses and net of the investment carrying value. The foreign exchange losses primarily consisted of losses attributed to the appreciation of the US dollar on Japanese Yen denominated cash and accounts receivable, offset by gains for the Company's China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated short-term debt and payables.

INCOME TAX EXPENSE (BENEFIT)

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than-not tax positions, which may result in income tax expense volatility in future periods. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Fiscal 2007 vs. 2006

        We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that its tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

        Income tax expense was $32.9 million in 2007 compared to a tax benefit of $15.0 million in 2006.

        On March 16, 2007, China's top legislature, the National People's Congress, passed the China Corporate Income Tax Law ("CIT Law"). CIT Law was effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") would be effectively replaced by a unified system. As a result of the enactment of new regulations in December 2007 to address CIT Law, the Company accrued income tax expense of $11.7 million related to recording a deferred tax liability on foreign withholding taxes related to the unremitted earnings of the Company's subsidiaries which the Company determined to not be permanently reinvested outside the United States. The Company also accrued $5.4 million of foreign withholding taxes related to the realized gain on the sale of its investment in Gemdale. In addition, we recorded a $15.8 million tax expense relating to jurisdictions where we have been historically profitable.

        In 2006, as discussed below, we recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. ("HUTS") and Hangzhou UTStarcom Telecom Co., Ltd ("HSTC"), two of its subsidiaries in China and the acceptance of its tax holiday for HSTC.

Fiscal 2006 vs. 2005

        Income tax benefit was $15.0 million in 2006 compared to tax expense of $136.5 million in 2005.

        In 2006, we recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. ("HUTS") and Hangzhou UTStarcom Telecom Co., Ltd ("HSTC"), two of its subsidiaries in China and the acceptance of its tax holiday for HSTC. This tax benefit was partially offset by tax expense accrued relating to jurisdictions where we have been historically profitable.

        In establishing its deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income. We record deferred tax assets and liabilities and evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. During 2005, we did not believe it was more likely than not that the Company would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets. As a result of the review undertaken, we concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets in China and the United States wherein the cumulative losses weigh heavily in the overall assessment. Accordingly, we recorded a $237.3 million non-cash charge in the United States and China. Also, we recorded a $11.9 million increase in tax expense in 2005 due to the revaluation of deferred tax assets in China because of statutory rate changes for certain of our subsidiaries in China.

EQUITY IN LOSS OF AFFILIATED COMPANIES

Fiscal 2006 vs. 2005

        Equity in loss of affiliated companies was $0 in 2006 as compared to $5.5 million in 2005 as our joint venture investment with Matsushita Communication Industrial Co., Ltd. ("Matsushita") was liquidated in 2005.

SEGMENT REPORTING

        During the fourth quarter of 2007, the Company announced a new corporate organization to align the business units with its corporate strategy. This new organization structure changed the reporting segments on which the Company measures performance and allocates resources. Effective October 1, 2007, the new reporting segments are as follows:

  •
  Broadband—Focused on the Company's world class portfolio of broadband products

  •
  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and wireless infrastructure technologies

  •
  Personal Communications Division (PCD)—Focused on distribution of mobile handsets outside of China.

  •
  Handsets—Focused on mobile phone business with continued focus on the PAS handset market.

  •
  Services—Focused on providing services and support of our Broadband Infrastructure and Multimedia Communications product lines

  •
  Other- includes Mobile Solutions which focused on development, sales and services for the IPCDMA market; and Custom Solutions which focused on customized telecommunication solution

        We make financial decisions based on information we receive from our internal management system and currently evaluate the operating performance of and allocate resources to the segments based on segment revenue and gross profit. Cost of sales and direct expenses in relation to production are assigned to the segments. The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

Broadband Infrastructure

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales	$156,844	$201,203	$449,321
Gross profit (loss)	$6,237	$(2,874)	$140,938
Gross profit (loss) as a percentage of net sales	4%	(1)%	31%

Fiscal 2007 vs. 2006

        Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 34% and 54% of total broadband sales for 2007 and 2006, respectively. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts for larger customers.

        Net sales from the Broadband Infrastructure segment decreased $44.4 million for 2007 as compared to 2006. The decrease was primarily due to lower sales to Softbank in Japan as Softbank completed its initial investment in fixed line businesses and changed its focus to wireless business following its acquisition of Vodafone Japan. The decrease was also due to the Broadband Infrastructure net sales in 2006 including $31.2 million in revenue from order cancellation fees with no associated cost of sales.

        Gross profit increased $9.1 million for 2007 as compared to 2006, primarily due to a $32.1 million provision for anticipated losses on an infrastructure deployment contract entered into during the fourth quarter of 2006 as well as additional warranty cost of $4.9 million in 2006. These additional costs in 2006 were partially offset by the gross margin from the $31.2 million in revenue related to cancellation fees which had no related costs of sale. In 2007, we recorded $6.2 million additional contract loss on the infrastructure deployment contract discussed above. We accepted this contract because it would allow us to develop a relationship with a customer we consider important to the international expansion of our broadband infrastructure business. We may incur additional warranty expense as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. Both events may have negative impacts on our future gross margins, results of operations and financial position.

Fiscal 2006 vs. 2005

        Our largest Broadband Infrastructure customer was Softbank and affiliates, including Japan Telecom, representing approximately 54% and 88% of total Broadband Infrastructure sales in 2006 and 2005, respectively. During 2006 sales to Softbank declined by $333.0 million as Softbank completed its initial investment in fixed line businesses and changed its focus to wireless business following its acquisition of Vodafone Japan.

        The decline in gross profit as a percentage of net sales from 31% in 2005 to negative 1% in 2006 was due primarily to a $32.1 million provision for anticipated losses on an infrastructure deployment contract entered into in the fourth quarter of 2006.

Multimedia Communications

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales	$307,748	$428,176	$473,349
Gross profit	$101,940	$193,776	$124,445
Gross profit as a percentage of net sales	33%	45%	26%

Fiscal 2007 vs. 2006

        During 2007, Multimedia Communications sales decreased by 28% as compared to 2006 mainly due to decrease in our PAS infrastructure sales and phase out of our 3G product lines. Worldwide PAS system sales decreased by 22% and contributed to approximately 92% of our Multimedia Communications sales for 2007 compared to 85% for 2006. New PAS system sales in China have declined continuously since late 2004 as carriers have transitioned from new system installations to system expansions as PAS/iPAS systems reach product maturity.

        Gross profit as a percentage of sales decreased from 45% to 33% of net sales in 2007, as compared to 2006 primarily due to higher warranty expenses and higher inventory reserves as we exited certain unprofitable product lines due to the restructuring plan initiated in October 2007.

        We expect future PAS infrastructure spending to decline further in 2008 compared with 2007 levels as China prepares for 3G launch. We expect the revenue decline will continue and we plan to aggressively pursue opportunities for our Packet PAS products (for broadband wireless data market based on PAS technology), dual mode enterprise PAS products and Softswitch products in multiple markets; although we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2008.

        We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our RollingStream™ IPTV products in China, Japan, India, Taiwan and other geographic regions.

Fiscal 2006 vs. 2005

        Net sales declined 10% in 2006 compared with 2005, primarily due to decreased sales of PAS systems in China during 2006 as well as sales of $57.7 million IPTV product in 2005. In 2006, approximately 85% of our Multimedia Communications sales were attributable to PAS systems in China compared with 87% in 2005. The decrease in PAS system sales was primarily the result of our customers in China transitioning from new system installations to system expansions as PAS systems reach product maturity.

        Gross profit as a percentage of net sales increased by 19 percentage points in 2006 compared to 2005, due to a number of factors, including: (i) the margins on PAS infrastructure improved due to a shift in product mix towards higher margin cell sites as well as a reduction in product discounts given; (ii) an improvement in inventory management and product quality resulting in a decrease in excess inventory write-downs and scrap; and (iii) sales of networks software totaling $7.6 million which have gross margins over 90%.

Personal Communication Devices (PCD)

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales	$1,664,147	$1,339,496	$1,369,324
Gross profit	$94,215	$39,932	$52,812
Gross profit as a percentage of net sales	6%	3%	4%

Fiscal 2007 vs. 2006

        Net sales for the PCD segment were $1.66 billion in 2007, an increase of 24% as compared to $1.34 billion in 2006. The increase was primarily due to a 1.5 million increase in total units sold, as well as an 8% increase in the overall average selling price in 2007. During 2007, sales of UTStarcom manufactured devices accounted for 35% of the total units sold, compared to 36% of the total units sold for 2006.

        Gross profit as a percentage of net sales increased to 6% for 2007, compared with a 3% gross profit of net sales for 2006. The increased gross profit in 2007 as compared to 2006 was primarily due to higher than average selling prices in 2007 compared to 2006 and larger inventory write-down for certain slow moving models in 2006. There was no significant benefit to our gross profit margin during 2007 as a result of sales of inventory previously reserved as excess or obsolete.

Fiscal 2006 vs. 2005

        Net sales for the PCD segment were $1.34 billion in 2006, a decrease of 2% compared to net sales of $1.37 billion in 2005. The relatively consistent net sales were the result of a decrease in the overall average selling price, offset by a 6% increase in the number of units sold.

        The gross profit as a percentage of net sales recognized on handset sales through PCD declined by one percentage point in 2006 compared with 2005. Gross profit was negatively impacted by inventory write-downs of certain slow moving models. Partially offsetting these inventory charges were higher margins on UTStarcom branded devices sold during 2006. The gross profit as a percentage of net sales is typically lower than that realized on PAS systems based handsets sold in the China market.

Handsets

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales	$234,468	$395,812	$473,472
Gross profit	$76,219	$118,459	$58,166
Gross profit as a percentage of net sales	33%	30%	12%

Fiscal 2007 vs. 2006

        Handset sales declined 41% in 2007 as compared to 2006. The decrease in net sales was primarily attributable to declining volume in the China telecommunications market and price erosion, resulting from reduction of subsidies on PAS handsets from service providers and the competition from mobile carriers like China Mobile and China Unicom. PAS and PAS/GSM dual mode handset unit sales in China declined to 4.78 million units in 2007 as compared to 7.86 million units in the prior year. The average selling price for PAS and PAS/GSM in China for 2007 was $42.3 as compared to $47.7 for 2006, representing an 11.3% decrease.

        Gross profit in 2007 as a percentage of sales increased by 3 percentage points as compared to 2006, mainly due to gross profit contributed from non PAS handsets. Gross profit as a percentage of sales for PAS handsets remained stable as compared to 2006 due to the continuous effort on cost reduction, better inventory management and reduction in royalty and warranty-related expenditures.

        In 2008 and beyond, we expect slower or even negative growth rates of PAS subscribers as China prepares for 3G launch. Furthermore, we expect more price erosion and gross margin deterioration in PAS handsets because of competition and sales approach shifting from direct sales to carriers to selling through distributors. We plan to continue to develop high-end models and PAS packet data cards and TD-SCDMA business, which have higher gross margins and average selling prices. We also expect to continue to focus on product cost reduction efforts through supply chain improvements and R&D improvements, including outsourcing part of our product development.

Fiscal 2006 vs. 2005

        Net sales declined 16% primarily due to a volume decrease for our PAS handsets in China as the units sold declined to 7.8 million in 2006 compared to 10.2 million in 2005. The 25% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth. In 2006, PAS subscriber growth was 10% compared to 31% in 2005 as service providers reduced marketing efforts for PAS handsets in anticipation of next generation technology. The average selling price per unit improved 10% due to a shift in product mix to sales of higher-end models, as well as the introduction of a new PAS/GSM dual mode product line in 2006. This shift in product mix more than offset declining prices of other models due to competitive pricing pressures in the PAS market, which we have experienced in the China telecommunications market since the latter part of 2003.

        Gross profit as a percentage of sales for our handsets segment increased by 18 percentage points in 2006, as compared to 2005. A portion of the improvement in the gross profit percentage relates to shifting most of our products to the use of chip-sets with greater functionality in PAS handsets that reduce the overall component costs of each unit. Additionally, we have had a shift in product mix toward higher margin products such as our PAS/GSM dual mode and ultra-thin high-end PAS handsets. Additional factors leading to the improvement in gross profit are a reduction in scrap, variances and warranty costs.

Services

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales	$61,255	$59,730	$60,170
Gross profit	$16,964	$11,458	$26,385
Gross profit as a percentage of net sales	28%	19%	44%

Fiscal 2007 vs. 2006

        Our Service segment revenue increased $1.5 million, or 3%, for 2007 as compared to 2006 due to an increase in sales in our China operations as we signed new contracts for Multimedia Communication products during the second half of 2007.

        The increase in gross profit of $5.5 million, or 9 percentage points in 2007 as compared to 2006 was due to the increased sales in China, and the recognition of revenue for certain non-China sales orders that originated in 2006 with higher gross margins compared to those recognized in 2006.

Fiscal 2006 vs. 2005

        Net sales in our Services segment decreased by $0.4 million, or 1%, for 2006 compared to 2005. The decrease in net sales is primarily due to delays associated with receiving final acceptance from existing projects that were completed. During 2006, we focused on revenue opportunities with respect to support in China. Approximately 477 employees previously providing sales and support services were refocused towards generating revenue from service arrangements, resulting in additional cost of goods sold for 2006 of $15.0 million, and a corresponding decrease in operating expenses. Additionally, revenues of $9.7 million from Multimedia Communications and $0.7 million from Broadband Infrastructure segment sales in China were allocated to the Services segment during 2006. The allocation was made on certain completed contracts for which the service element was not separately priced. Our gross profit as a percentage of sales decreased by 25 percentage points, primarily due to a one time service charge for marketing services to Softbank during 2005 that was not repeated in 2006.

Other

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Net sales	$42,508	$34,444	$45,474
Gross profit	$25,876	$24,993	$33,090
Gross profit as a percentage of net sales	61%	73%	73%

Fiscal 2007 vs. 2006

        Our Other segment consists of Mobile Solutions and Custom Solutions business units. The revenue increased by $8.1 million, or 23% in 2007 as compared to 2006 due to increase in sales of Custom Solutions products and related services as well as the IPCDMA product line of Mobile Solutions, partially offset by a decrease in sales of the data software products of the Mobile Solutions business unit due to increased competition. The IPCDMA product line accounts for 34% of the total Other segment revenue.

        Gross Profit as a percentage of sales decreased from 73% in 2006 to 61% in 2007, mainly due to a decrease in data software sales which normally have higher gross profit margins.

Fiscal 2006 vs. 2005

        Net sales in our Other segment decreased by $11.0 million, or 24%, for 2006 as compared to 2005. The decrease in net sales was primarily due to revenue decrease in all product lines except IPCDMA caused by increased competition and delay in obtaining final acceptance of certain contracts in 2006.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

        The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name "YAHOO! BB." The Company supports Softbank's fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank's new internet protocol television ("IPTV"), through sales of its RollingStream™ product.

        During 2007, 2006 and 2005, the Company recognized revenue of $67.8 million, $130.8 million and $475.3 million, respectively for sales of telecommunications equipment to affiliates of Softbank. Included in revenue for the year ended December 31, 2006 was a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for multimedia communications products.

        Included in accounts receivable at December 31, 2007 and 2006 were $26.2 million and $29.9 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable from Softbank and its affiliates at December 31, 2007 and 2006.

        Sales to Softbank include a three-year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of December 31, 2007, the Company's customer advance balance related to Softbank agreements was $0.3 million compared to no balance as of December 31, 2006. The current deferred revenue balance related to Softbank was $5.6 million and $11.6 million as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, the Company's noncurrent deferred revenue balance related to Softbank was $10.1 million compared to $11.5 million as of December 31, 2006.

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

        During the year ended December 31, 2007, 2006 and 2005, the Company recorded an immaterial amount, $0.6 million and $1.3 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled during the first quarter of 2007 compared to a balance of approximately $1.0 million as of December 31, 2006 which was included in prepaid and other current assets.

        As of December 31, 2007, Softbank beneficially owned approximately 12% of the Company's outstanding stock.

Audiovox

        One of the Company's officers also serves as a director for Audiovox Corporation ("Audiovox"). During 2007, 2006 and 2005, the Company paid approximately $2.1 million, $1.4 million and $0.7 million, respectively, for IT services provided by Audiovox.

Liquidity and Capital Resources

Operating Activities

2007

        Net cash used in operating activities for 2007 was $218.2 million. Operating cash was negatively affected by the net loss of $195.6 million (including $53.7 million in gain on sale of a short term investment) and changes in accounts payable, customer advances, deferred revenue and other assets, partially offset by favorable changes in accounts receivable, inventories and deferred costs as discussed below.

        During 2007, accounts payable decreased $165.1 million due to decrease in purchases of inventory during 2007, and due to a change in the timing of payments to vendors beginning in the first quarter of 2007 to comply with accelerated vendor payment terms. In addition, deferred revenue decreased $40.7 million primarily due to the recognition of revenue that was deferred from prior periods, other assets increased by $21.2 million primarily due to advance payments to suppliers and customer advances decreased by $48.1 million for 2007. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded.

        The cash used in operating activities was partially offset by a reduction in accounts receivable of $93.9 million, inventory of $82.4 million and deferred costs of $36.6 million. The reduction in accounts receivable was as a result of strong cash collections and the high percentage of revenue in 2007 from our PCD segment which generally has experienced a shorter collection period on related receivables. Days sales outstanding was 48 days at December 31, 2007 as compared to 60 days at December 31, 2006. The decrease in inventory and deferred cost was primarily due to a decrease in purchases of inventory during 2007.

        Non-cash charges for 2007 included $57.4 million of depreciation and amortization, $12.8 million of stock-based compensation expense and $19.9 million of impairment charges of long-lived assets.

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

        Customer advances increased by $38.4 million at December 31, 2006. The decrease in payables and other current liabilities primarily resulted from a decrease in accounts payable of $22.3 million, a decrease in income taxes payable of $28.9 million, and a decrease in other current liabilities of $27.6 million. The decrease in other current liabilities included decreases in payroll and other taxes payable, accrued contract costs, which relate to purchase of goods and services for which invoices have not been received, and warranty costs, offset by a $32.1 million increase in other current liabilities related to a loss contract reserve.

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

        The reduction of customer advances in 2005 was primarily due to the completion of the revenue earning process for most of the agreements with Japan Telecom, Inc. ("JT"), an affiliate of Softbank Corp., as well as the decline in sales and the corresponding cash advances for products sold in China. All cash received from JT in advance of revenue recognition and in advance of spending for promotional activities was reflected as customer advances in prior periods. Revenue for certain of these agreements has been recognized during the year ended December 31, 2005. For additional information, see Note 19, "Related Party Transactions," of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report.

Investing Activities

2007

        Net cash provided by investing activities for 2007 totaled $29.4 million. Cash of $83.2 million was received from the proceeds of the sale of short-term and long-term investments, $4.3 million was received in connection with achieving certain milestones related to the sale of certain semiconductor assets in 2006 and $6.6 million was the result of a change in restricted cash balances representing a release of restricted cash. Cash outflows from investing activities included $37.9 million for the purchase of short-term investments as well as $27.3 million for the purchase of property, plant and equipment.

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

Financing Activities

2007

        Net cash used in financing activities was $58.1 million, primarily due to net repayment on our lines of credit of $61.6 million.

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

Liquidity

        Our working capital was $389.8 million and $800.4 million at December 31, 2007 and 2006, respectively, and included cash on hand of $437.4 million and $661.6 million, and short term investments of $65.6 million and $9.5 million, in 2007 and 2006, respectively. Short-term investments increased primarily due to a reclassification of $42.4 million of investments from long-term to short-term. Additionally, at December 31, 2007, the Company had short-term debt in China under lines of credit to our China subsidiaries of $48.0 million maturing in 2008 with interest rates ranging from 5.75% to 7.10%, and short-term debt outside of China in the form of convertible subordinated notes with a principal balance of $274.6 million that matures on March 1, 2008.

        We reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had an accumulated deficit of $691.2 million. As discussed above, we used $218.2 million of cash in operations during the year ended December 31, 2007. At December 31, 2007, we had cash and cash equivalents of $437.4 million of which $289.5 million was transferred on February 28, 2008 to the Trustee in order to assure the repayment of the convertible subordinated notes due on March 1, 2008 (the "Notes"). This amount includes a principal payment of $274.6 million and $14.9 million in accrued interest. We are continuing to experience net operating losses. These factors, as well as others discussed below, raise substantial doubt as to the Company's ability to continue as a going concern and our independent registered public accounting firm has included a going concern uncertainty explanatory paragraph in its report dated February 29, 2008. Management believes that it has developed a liquidity plan that, if executed successfully, will provide sufficient liquidity to finance the Company's anticipated working capital and capital expenditure requirements for the next 12 months. Management's liquidity plans include divesting the Company's noncore assets or operations and obtaining funding from outside sources. However, there is no assurance that such transactions could be consummated on acceptable terms or at all. In addition, through management's ongoing efforts to improve the Company's profitability and cash flows, management continues to re-examine all aspects of the Company's business for areas of improvement and continues to focus on the Company's fixed cost base and improving the working capital position to better align with operations, market demand and current sales levels. However, if projected sales do not materialize, management may need to further reduce expenses. In addition, the Company may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of common stock and debt covenants could impose restrictions on the Company's operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company's current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

        At December 31, 2007, we had cash and cash equivalents and short-term investments aggregating $503.1 million to meet our liquidity requirements of which $376.3 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds outside of China; such controls limit transfers of approximately $200 million of our net assets outside of China without first obtaining the consent of the Chinese government. While our China subsidiaries had transferred $150 million dividend during the year ended December 31, 2007 and another $100 million dividend in February 2008, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by the Chinese government requirements that the China subsidiaries retain adequate capital levels in China to protect creditors and to have funds available for mandated employee benefits. Additionally, available credit facilities in China at December 31, 2007 totaled $152.2 million. Of this amount, an aggregate of $41.1 million may be used for general working capital purposes. In addition, $111.0 million was available for use in support of letters of credit and corporate guarantees. These credit facilities expire during the fourth quarter of 2008. During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. At December 31, 2007, the outstanding balance under the continuing general working capital line was $6.9 million and an additional $41.1 million was outstanding under the lines that matured during the fourth quarter of 2007. Our practice in China is to draw new loans under the credit facilities prior to either the maturity of our borrowings or expiration of our facilities to ensure we maintain adequate liquidity to re-pay the existing borrowings at maturity, or to effectively lengthen the credit facility period to the latest maturity date of the underlying borrowings. We currently are in negotiations to renew these credit facilities.

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

        Our available lines of credit are now significantly less than what has been available to us historically. We are in the process of renewing the matured lines of credit and may need to collateralize certain of our assets in China to increase those lines. However, we cannot be certain that such additional lines of credit will be available to us on commercially reasonable terms or at all.

Management's liquidity plans include divesting our noncore assets or operations, obtaining funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions.

        In March 2003, we issued the Notes when we completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified institutional buyers. The Notes are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all of our present and future senior debt. Concurrent with the issuance of the Notes, we entered into a convertible bond hedge and a call option transaction with respect to our common stock. Both the bond hedge and call option transactions may be settled at our option either in cash or net shares and expire on March 1, 2008. During 2005, we completed exchanges of approximately 5.0 million shares of our common stock and approximately $57.1 million in cash for $127.9 million aggregate principal amount of outstanding Notes. As a result of the early extinguishment, we also amended the convertible bond hedge and call option transactions to reflect the change in principal amount of the underlying notes.

        If an event of default were to occur and be continuing, the Trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding could declare all unpaid principal and accrued interest on the Notes then outstanding to be immediately due and payable. Therefore as a result of our inability to timely file our Quarterly Report on Form 10-Q for the period ended September 30, 2006, because the independent review by the Governance Committee of the Company's historic stock option accounting was not completed, after receiving a purported notice of default from the trustee for the Notes (the "Trustee") asserting that the delay in filing and a failure to comply with certain covenants had purportedly caused a default under the Indenture, we solicited and received the requisite consents from the holders of the Notes to a waiver of any defaults which may have occurred to and including January 9, 2007, caused by a delay in filing certain reports required to be filed pursuant to the Exchange Act (the "SEC Reports") with the Securities and Exchange Commission (the "SEC"). We then entered into a First Supplemental Indenture with the Trustee, dated January 9, 2007, which provided that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. After receiving a notice of default from the Trustee asserting that our inability to timely file SEC Reports and comply with certain covenants as of May 31, 2007 had purportedly caused a default under the Indenture, we solicited and received the requisite consents from the holders of the Notes to a waiver of any defaults which may have occurred to and including July 26, 2007 and entered into a Second Supplemental Indenture with the Trustee, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the Notes in connection with our consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that (i) during the period from and including July 26, 2007 to and including October 15, 2007 ("Covenant Reversion Date"), any failure by us to comply with the covenants contained in the original indenture agreement related to the required filing of reports with the SEC, and the furnishing of copies of the SEC reports and certain compliance certificates to the Trustee, will not constitute a default, and that (ii) if, but for the Second Supplemental Indenture, a default would be deemed to have occurred as a result of a failure to comply with such covenants and such default remains uncured and is continuing as of the Covenant Reversion Date, such default will be deemed to have occurred on the Covenant Reversion Date.

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

        Under the Second Supplemental Indenture, the Notes accrued an additional 6.75% per annum in special interest from and after January 9, 2007 to and including July 25, 2007, and accrued an additional 10% per annum in special interest from and after July 26, 2007 to the date the Notes are paid, prepaid, redeemed, converted or otherwise cease to be outstanding. The special interest rate accruing on the Notes after July 26, 2007 represents an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum provided by the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the Notes now bear a stated interest rate of 10.875%. We had $22.0 million of additional interest expense in 2007 compared to 2006 resulting from the First and Second Supplemental Indentures. Payments of special interest will be made in addition to, and at the same time and in the same manner as, regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.

        On February 28, 2008, we transferred $289.5 million to the Trustee for the Notes in order to assure the repayment of our Notes which mature on March 1, 2008. This amount includes a principal payment of $274.6 million and $14.9 million in accrued interest. The Trustee has been instructed to pay all amounts to the Note holders when due.

        Our China sales are generally denominated in local currency, and we accept commercial notes receivable with maturity dates ranging from three to six months from our customers in China in the normal course of business. Notes receivable available for sale was $12.6 million and $5.1 million at December 31, 2007 and December 31, 2006, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets if the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140") have been met.

        Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition, results of operations and cash flows. We have contracts negotiated in Japanese Yen and we maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at December 31, 2007 and 2006 was approximately $10.5 million and $13.1 million, respectively.

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

Income taxes

        Certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays/incentives discussed above are applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), and UTStarcom China Co., Ltd. ("UTSC"), the Company's active subsidiaries in China, because these entities may qualify as accredited technologically advanced enterprises.

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

        Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to CUTS, HUTS and UTSC, our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

        CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises. For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years. Based on the CIT Law as of December 31, 2007, the Company's subsidiaries have not qualified for the reduced 15% tax rate. However, significant regulations regarding the interpretation and implementation of the new tax law are still pending and the Company's subsidiaries may qualify for the reduced 15% tax rate in the future.

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

Off balance sheet arrangements

        On August 1, 2005, we entered into a 364-day committed receivables purchase facility with a financial institution, which provides for the sale of up to $100.0 million of trade accounts receivable of our PCD segment. On March 30, 2007, the agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the financial institution. Potential sales of the accounts receivables under this program will result in a reduction of total accounts receivable in our consolidated balance sheet. The remaining accounts receivables not sold will be carried at their net realizable value, including an allowance for doubtful accounts. We have not sold any receivables pursuant to this facility during 2007 or 2006. We believe that available funding under our accounts receivable financing program provides us increased flexibility to manage working capital requirements, and that there are sufficient trade accounts receivable to support the U.S. financing programs. Under the program, we will continue to service the accounts receivable.

        At December 31, 2007 and 2006, we had no other off balance sheet arrangements.

Contractual obligations and other commercial commitments

        Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Bank loans	$47,981	$47,981	$—	$—	$—
Convertible subordinated notes	$274,600	$274,600		$—	$—
Interest payable on debt	$16,553	$16,553		$—	$—
Operating leases	$30,136	$14,379	$12,690	$2,584	$483
Letters of credit	$39,987	$19,826	$20,161	$—	$—
Purchase commitments	$72,668	$69,613	$3,055	$—	$—

Bank loans

        At December 31, 2007, we had loans with various banks totaling $48 million with interest rates ranging from 5.75% to 7.10% per annum. These bank loans mature in 2008 and are included in short-term debt.

Convertible subordinated notes

        Our convertible subordinated notes, due March 1, 2008, are convertible into our common stock at a conversion price of $23.79 per share and are subordinated to all our present and future senior debt. The principal is due only at maturity of the notes.

        Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. Pursuant to the First Supplemental Indenture, the convertible subordinated notes accrued an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes. On July 26, 2007, we entered into a Second Supplemental Indenture which provided that the convertible subordinated notes accrue an additional 10% per annum in special interest from and after July 26, 2007 to the March 31, 2008 maturity date of the notes. The special interest rate represented an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes now bear a stated interest rate of 10.875%. Interest is payable semiannually on March 1 and September 1, and payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. For more information regarding the notice of default on May 31, 2007, the notice of default on October 15, 2007, and the Company's Second Supplemental Indenture, see the "Liquidity and Capital Resources" section of this Annual Report on Form 10-K.

        On February 28, 2008, we transferred $289.5 million to the Trustee for the Notes (the "Trustee") in order to assure the repayment of our Notes which mature on March 1, 2008. This amount includes a principal payment of $274.6 million and $14.9 million in accrued interest. The Trustee has been instructed to pay all amounts to the Note holders when due.

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

Purchase commitments

        We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty. Additionally, we have agreed to purchase from Marvell certain chip sets that will be included in 50% to 100% of our PAS handsets through 2011.

Accounts receivable transferred to notes receivable

        We accept bank notes and commercial notes receivable from our customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable available for sale were $12.6 million and $5.1 million at December 31, 2007 and 2006, respectively. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during 2007 and 2006. We sold notes receivable totaling $13.0 million in 2005. Any notes that have been sold are not included in the Company's consolidated balance sheets if the criteria for sale treatment established by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," has been met.

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

Income Tax Obligations

        Effective January 1, 2007, the Company adopted the provisions of FIN 48. As of December 31, 2007, the Company's gross unrecognized tax benefits totaled $79.7 million and are included in Other

Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $71.3 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $8.4 million. The Company has not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our financial condition and results of operations are based on certain critical accounting policies and estimates, which include judgments, estimates and assumptions on the part of management. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates. The following summary of critical accounting policies and estimates highlights those areas of significant judgment in the application of our accounting policies that affect our financial condition and results of operations.

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

        Revenue from fixed priced contracts that include a requirement for significant software modification or customization is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts". In such instances, we account for such contracts using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements we are unable to make reasonably dependable estimates of its progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the years ended December 31, 2006 and 2007, we recorded $32.1 million and $6.2 million contract loss on a fixed price contract, respectively.

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

        We have sales agreements with certain wireless customers that provide for a rebate of the selling price to such customers if the particular product is subsequently sold at a lower price to such customers or to a different customer. The rebate period extends for a relatively short period of time. Historically, the amounts of such rebates paid to customers have not been material. We estimate the amount of the rebate based upon the terms of each individual arrangement, historical experience and future expectations of price reductions and then record our estimate of the rebate amount at the time of the sale. We also enter into sales incentive programs, such as co-marketing arrangements, with certain wireless and handset customers. We record the incurred incentive as a reduction of revenue when the sales revenue is recognized.

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

        Occasionally, we enter into revenue sharing arrangements. Under these arrangements, we collect payment only after our customer, the telecommunications service provider, collects service revenues. When we enter into a revenue sharing arrangement, we do not recognize revenue until collection is reasonably assured.

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

Restructuring Liabilities, Litigation and Other Contingencies

        We account for the Company's restructuring plans under Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). We account for litigation and contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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

        On November 10, 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award.

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected term of the share-based payment awards and stock volatility. The Company estimates an expected term of options granted based upon the Company's historical exercise and cancellation data for vested options. The Company uses historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on the Company's common stock available to determine implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and compensation expense could be materially different in the future. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from the Company's estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Product Warranty

        We provide a warranty on our equipment and handset sales for a period generally ranging from one to two years from the time of final acceptance. Very rarely, we have entered into arrangements to provide limited warranty services for periods longer than two years. We provide for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when specific circumstances dictate. From time to time, we may be subject to additional costs related to non-standard warranty claims from our customers. If and when this occurs, we estimate additional accruals based on historical experience, communication with our customers and various assumptions that we believe to be reasonable under the circumstances. Such additional warranty accruals are recorded in the period in which the additional costs are identified.

Variable Interest Entities

        The Financial Accounting Standards Board, ("FASB") issued FASB Interpretation No. 46(R), ("FIN 46(R)"). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. We adopted FIN 46(R) in the quarter ended December 31, 2003. We evaluate our investments periodically or when "triggering" events occur for the application of FIN 46(R).

Receivables

        Although the Company evaluates customer credit worthiness prior to a sale, the Company provides an allowance for doubtful accounts for the estimated loss on trade and notes receivable when collection may no longer be reasonably assured. The Company assesses collectability of receivables based on a number of factors including analysis of creditworthiness, the Company's historical payment history and current economic conditions, its ability to collect payment and on the length of time an individual receivable balance is outstanding. The Company's policy for determining the allowance for doubtful accounts includes both specific allowances for balances known to be uncollectible and a formula-based portfolio approach, based on aging of the accounts receivable, as a precursor to a management review of the overall allowance for doubtful accounts. This formula-based approach involves aging of the Company's accounts receivable and applying a percentage based on the Company's historical experience; this approach results in the allowance being computed based on the aging of the receivables. The Company evaluates the percentages applied to each category of aged accounts receivable periodically based on actual history of write-offs and collections and refines this formula-based approach accordingly for use in future periods.

        The Company has certain accounts receivable in China that have been outstanding for a significant period of time. The Company provides allowances for these receivables based on the criteria discussed above. While the Company believes it has sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from its expectations. The Company uses actual collection experience to periodically adjust the percentages used in applying the formula-based portfolio approach as discussed above.

Inventories

        Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. We may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Our inventories are stated at the lower of cost or market value, based on the FIFO method of accounting, except for PCD which utilizes weighted average method of accounting that approximates FIFO, net of write-downs for excess, slow moving and obsolete inventory. Write-downs are based on our assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from competitive pricing pressures. We continually monitor inventory valuation for potential losses and obsolete inventory at our manufacturing facilities as well as at customer sites. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

Deferred costs

        Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized. All deferred costs are stated at cost. We periodically assess the recoverability of deferred costs and provide reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including the length of time product has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists and/or the evaluation if a related transaction will result in a gross margin loss. In a loss situation for a transaction, the deferred cost balance is adjusted for an impairment equal to the value of the excess of cost over the amount of revenue that will be eventually recognized for the transaction. Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of product at customer sites under contract with specific or individual customer, the financial conditions of such specific or individual customer may result in increased concentration risk exposure for our inventory.

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

Income Taxes

        We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48) which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize interest expense and penalties related to income tax matters as part of the provision for income taxes. We adopted FIN 48 on January 1, 2007. Prior to 2007, the Company established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due.

        We recognize deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on its assessment of projected taxable income. Numerous factors could affect our results of operations in the future. If there was a significant decline in our future operating results, its assessment of the recoverability of its deferred tax assets would need to be revised, and any such adjustment to its deferred tax assets would be charged to income in that period. If necessary, we record a valuation allowance to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

        In 2006, due to developments in its business and repatriations of cash via dividends and settlements of intercompany accounts as described in Note 1, "Basis of Presentation and Liquidity" of Notes to the financial statements, we made a determination that earnings from certain subsidiaries were not permanently reinvested outside the United States. We provide U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States.

Goodwill and Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased trade names, developed technologies, customer and supplier relationships, and other intangible assets. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment by applying a fair-value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances and written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchase intangible assets are carried at cost, less accumulated amortization.

        We performed our annual goodwill impairment analysis in the fourth quarter of 2007. Based on our estimates of forecasted discounted cash flows, we concluded that our goodwill was impaired and recorded a charge of $3.1 million. We have also assessed the recoverability of our long-lived assets, by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of intangible assets and property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of property, plant and equipment net of costs to sell. During 2007, we incurred $15.7 million and $1.2 million of intangible assets and property, plant and equipment impairment charges, respectively.

        The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. We estimate expected future cash flows of our various businesses, which operate in a number of markets and geographical regions. We then determine the carrying value of these businesses. We exercise judgment in assigning and allocating certain assets and liabilities to these businesses. We then compare the carrying value including goodwill and other intangibles to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

        The process of evaluating the potential impairment of long-lived assets such as our property, plant and equipment is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to recognize an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Investments

        We account for our investments in debt and equity securities under Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether the investments with unrealized loss positions are other temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.

        We also have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Our investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which we hold less than 20% voting interest and on which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value. Both types of investments are carried at fair value or cost, as appropriate. We recognize an impairment charge when the decline in the fair value of our publicly traded equity securities and our cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

RECENT ACCOUNTING PROUNCEMENTS

        See Note 2, "Summary of Significant Accounting Policies," of Notes to Consolidated Financial Statements contained in Item 8 of this Annual Report for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes, changes in foreign currency exchange rates and changes in the stock market.

Interest Rate Risk:

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair value of our investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of most of our investment portfolio. However, our interest income can be sensitive to changes in the general level of U.S and

China interest rates since the majority of our funds are invested in instruments with maturities of less than one year. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact our investment income.

        We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. In accordance with our investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of our short-term investments have AA or better ratings.

        Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2007 the carrying value of our cash and cash equivalents approximated fair value.

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2007 and 2006:

	December 31,
	2007	2006
	(in thousands)
Cash and cash equivalents	437,449	661,623
Average interest rate	1.81%	2.12%
Restricted cash—short term	6,442	16,666
Average interest rate	3.88%	4.81%
Short-term investments	65,629	9,546
Average interest rate	0.68%	1.91%
Restricted cash long-term	20,161	16,469
Average interest rate	4.67%	4.95%
Total investment securities	529,681	704,304
Average interest rate	1.80%	2.25%

Equity Investment Risk:

        Our investment portfolio includes equity investments in publicly traded companies, the values of which are subject to market price volatility. Economic events could adversely affect the public equities market and general economic conditions may continue to worsen. Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, our earnings may be adversely affected. We have also invested in several privately-held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages. These investments are inherently risky, as the market for the technologies or products they have under development is typically in the early stages and may never materialize.

Debt Investment Risk:

        At December 31, 2006, our debt investment portfolio consisted of a $1.0 million note receivable from BB Modem, an affiliate of SOFTBANK CORP., pursuant to a Mezzanine Loan Agreement we entered into with BB Modem on July 17, 2003. The note receivable was paid in full in January 2007.

Foreign Exchange Rate Risk:

        We are exposed to foreign currency exchange rate risk because a significant percentage of our sales are made in foreign countries and are denominated in local currency. Historically, the majority of our sales have been made in China, denominated in Renminbi, and portions of our accounts receivable and payable are denominated in Japanese Yen. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China and fluctuations in currency exchange rates in the future may have a material adverse effect on our results of operations. The balance of cash and short-term investments held in China was $376.3 million at December 31, 2007. In July 2005, China uncoupled the Renminbi from the U.S. dollar and let it float in a narrow band against a basket of foreign currencies. The move immediately revalued the Renminbi by 2.1% against the U.S. dollar and it has gradually continued to strengthen; however, it is uncertain what further adjustments may be made in the future. For example, the Renminbi-U.S. dollar exchange rate was 8.28 to the U.S. dollar prior to the float of the Renminbi in July 2005 and 7.29 Renminbi to the U.S. dollar at December 31, 2007. Additionally, during 2006 and 2007 we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. We maintain Japanese Yen bank accounts for purchasing portions of our inventories and supplies.

        Our revenues, earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We may hedge currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and certain anticipated nonfunctional currency transactions using forward foreign currency exchange rate contracts. We have not hedged any such transactions and, due to the limitations on converting Renminbi, we are limited in our ability to engage in currency hedging activities in China. As our foreign currency balances are not hedged, any significant revaluation of the foreign currencies may materially and adversely affect our cash flows, revenues, operating results and financial position.

        We have performed a sensitivity analysis as of December 31, 2007, using a modeling technique that measures the change in the fair values arising from a hypothetical 10% positive or adverse movement in the levels of foreign currency exchange rates relative to the functional currency with all other variables held constant. The analysis covers all of our underlying exposures for foreign currency denominated financial instruments. The foreign currency exchange rates used were based on market rates in effect at December 31, 2007. The sensitivity analysis indicated that a hypothetical 10% movement in foreign currency exchange rates would result in a gain or loss in the fair values of our foreign currency denominated financial instruments of $15.7 million at December 31, 2007.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of UTStarcom, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") because material weaknesses in internal control over financial reporting related to 1) non-compliance with established policies and procedures intended to ensure compliance with laws and regulations, 2) the lack of complete and accurate matching of cost of sales upon the recognition of revenue and recording the reserves for losses on customer contracts and the associated cost of sales, and 3) the lack of complete, accurate and timely preparation and review of its consolidated financial statements in accordance with generally accepted accounting principles existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses, negative cash flows from operations and has significant debt obligations due on March 1, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 29, 2008

UTSTARCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$437,449	$661,623
Short-term investments	65,629	9,546
Accounts receivable, net of allowances for doubtful accounts of $45,728 and $53,894	304,654	376,138
Accounts receivable, related parties, net of allowances for doubtful accounts of $0 and $19	26,256	29,942
Notes receivable	12,615	5,060
Inventories	334,467	440,445
Deferred costs	190,260	195,393
Deferred tax assets	1,157	8,470
Prepaids and other current assets	114,037	101,743
Short term restricted cash	6,442	16,666

Total current assets	1,492,966	1,845,026
Property, plant and equipment, net	209,094	213,155
Long-term investments	16,667	47,809
Goodwill	—	3,063
Intangible assets, net	24,809	56,443
Long-term deferred costs	164,766	176,649
Long-term deferred tax assets	46,277	9,348
Other long-term assets	30,009	31,812

Total assets	$1,984,588	$2,383,305

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$148,440	$304,869
Short-term debt, including current portion of long-term debt	322,829	102,758
Income taxes payable	1,174	2,483
Customer advances	229,050	265,812
Deferred revenue	100,502	95,742
Deferred tax liabilities	53,922	1,606
Other current liabilities	247,299	271,400

Total current liabilities	1,103,216	1,044,670
Long-term deferred revenue	236,033	261,014
Long-term debt	333	275,161
Long-term deferred tax liabilities	—	7,749
Other long-term liabilities	23,325	13,858

Total liabilities	1,362,907	1,602,452

Commitments and contingencies (Note 16)
Minority interest in consolidated subsidiaries	3,705	6,493

Stockholders' equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 123,467,204 shares issued and outstanding at December 31, 2007; 121,299,113 issued and 121,294,645 outstanding shares at December 31, 2006	152	152
Additional paid-in capital	1,216,691	1,205,592
Accumulated deficit	(691,170)	(494,244)
Accumulated other comprehensive income	92,303	62,899
Treasury stock: 0 and 4,468 shares held in treasury at cost at December 31, 2007 and 2006, respectively	—	(39)

Total stockholders' equity	617,976	774,360

Total liabilities, minority interest and stockholders' equity	$1,984,588	$2,383,305

See accompanying notes to consolidated financial statements

UTSTARCOM, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Net sales
Unrelated party	$2,399,178	$2,328,105	$2,395,848
Related party	67,792	130,756	475,262

	2,466,970	2,458,861	2,871,110
Cost of net sales
Unrelated party	2,096,772	1,990,967	2,187,539
Related party	48,747	82,150	247,735

Gross profit	321,451	385,744	435,836

Operating expenses (income):
Selling, general and administrative	319,145	334,455	371,461
Research and development	168,275	182,869	246,813
Amortization of intangible assets	15,961	18,871	25,853
Gain on sale of semiconductor design assets	(4,271)	(12,291)	—
Impairment of goodwill and other long-lived assets	19,912	—	218,094
Restructuring	14,474	—	29,669
In-process research and development	—	—	660

Total net operating expenses	533,496	523,904	892,550

Operating loss	(212,045)	(138,160)	(456,714)

Interest income	14,460	14,829	7,091
Interest expense	(32,676)	(11,688)	(16,764)
Gain on extinguishment of subordinated notes	—	—	31,392
Other income, net	64,796	1,092	43,665

Loss before income taxes, minority interest and equity in loss of affiliated companies	(165,465)	(133,927)	(391,330)
Income tax benefit (expense)	(32,898)	15,024	(136,544)
Minority interest in losses of consolidated subsidiaries	2,788	1,558	692
Equity in loss of affiliated companies	—	—	(5,463)

Net loss	$(195,575)	$(117,345)	$(532,645)

Loss per share—Basic	$(1.62)	$(0.97)	$(4.55)
Loss per share—Diluted	$(1.62)	$(0.97)	$(4.55)
Weighted average shares used in per-share calculation:
—Basic	121,059	120,657	117,034
—Diluted	121,059	120,657	117,034

See accompanying notes to consolidated financial statements.

UTSTARCOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except per share amounts)

	Common Stock						Treasury Stock
			Additional Paid-in-Capital	Deferred Stock-based Compensation	(Accumulated Deficit)	Accumulated Other Comprehensive Income			Total Stockholders' Equity	Comprehensive Income
	Shares	Amount					Shares	Amount
Balance at December 31, 2004	114,769,510	$144	$1,149,167	$(6,977)	$155,746	$4,813	—	$—	$1,302,893	$
Common stock issued upon exercise of options	198,450	1	1,190	—	—	—	—	—	1,191
Common stock issued upon ESPP purchases	911,976	1	5,760	—	—	—	—	—	5,761
Comon stock issued upon debt extinguishment	4,988,100	6	37,562	—	—	—	—	—	37,568
Common stock issued upon settlement of stock hedge	—	—	1,446	—	—	—	—	—	1,446
Stock-based compensation	—	—	(2,067)	2,930	—	—	—	—	863
Cancellation of deferred compensation charges due to employee terminations	—	—	(456)	456	—	—	—	—	—
Restricted stock compensation	150,000	—	106	—	—	—	—	—	106
Tax detriment for non-qualified stock option exercises	—	—	(507)	—	—	—	—	—	(507)
Net loss	—	—	—	—	(532,645)	—	—	—	(532,645)		(532,645)
Other comprehensive income:									—
Unrealized holding loss (net of tax of $11)	—	—	—	—	—	(30)	—	—	(30)		(30)
Translation adjustment (net of tax of $789)	—	—	—	—	—	10,003	—	—	10,003		10,003

Total comprehensive loss	—	—	—	—	—	—	—	—	—		(522,672)

Balance at December 31, 2005	121,018,036	152	1,192,201	(3,591)	(376,899)	14,786	—	—	826,649
Common stock issued upon exercise of options	106,193	—	390	—	—	—	—	—	390
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(3,591)	3,591	—	—	—	—	—
Stock-based compensation	—	—	16,647	—	—	—	—	—	16,647
Reversal of stock-based compensation due to forfeitures upon disposal of business unit	—	—	(2,393)	—	—	—	—	—	(2,393)
Restricted stock granted and amortization	174,884	—	2,338	—	—	—	—	—	2,338
Purchase of treasury shares	—	—	—	—	—	—	(4,468)	(39)	(39)
Net loss	—	—	—	—	(117,345)	—	—	—	(117,345)		(117,345)
Other comprehensive income (loss):	—	—	—	—	—	—	—	—	—
Unrealized holding gain (net of tax of $0)	—	—	—	—	—	32,662	—	—	32,662		32,662
Translation adjustment (net of tax benefit of $535)	—	—	—	—	—	15,451	—	—	15,451		15,451

Total comprehensive loss	—	—	—	—	—	—	—	—	—		(69,232)

Balance at December 31, 2006	121,299,113	152	1,205,592	—	(494,244)	62,899	(4,468)	(39)	774,360
Cumulative adjustment to reduce beginning retained earnings upon adoption of FIN 48	—	—	—	—	(1,351)	—	—	—	(1,351)
Common stock issued upon exercise of options	2,246	—	—	—	—	—	—	—	—
Restricted stock issued and restricted stock units released	2,707,132	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,792	—	—	—	—	—	12,792
Repurchases of vested restricted stock/units and cancellation	(541,287)	—	(1,693)	—	—	—	4,468	39	(1,654)
Net loss	—	—	—	—	(195,575)	—	—	—	(195,575)		(195,575)
Other comprehensive income:
Unrealized gain (net of tax of $8,396)	—	—	—	—	—	51,667	—	—	51,667		51,667
Realized gains included in income (net of tax of $5,371)	—	—	—	—	—	(48,338)	—	—	(48,338)		(48,338)
Translation adjustment (net of tax of $347)	—	—	—	—	—	26,075	—	—	26,075		26,075

Total comprehensive loss	—	—	—	—	—	—	—	—	—		$(166,171)

Balance at December 31, 2007	123,467,204	$152	$1,216,691	$—	$(691,170)	$92,303	—	$—	$617,976

See accompanying notes to consolidated financial statements

UTSTARCOM, INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

(In thousands)

	Year ended December 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(195,575)	$(117,345)	$(532,645)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57,392	68,039	98,550
Gain on sale of semiconductor design assets	(4,271)	(12,291)	—
Net loss on disposal of assets	4,204	2,715	2,559
Net gain on long term investment	(6,223)	—	—
Impairment of goodwill and other long-lived assets	19,912	—	218,094
Impairment of long-term investments	—	13,500	—
Stock-based compensation expense	12,792	16,592	970
Non-cash settlement of restructuring charges	—	—	17,250
In-process research and development	—	—	660
Gain on sale of investment	(53,709)	—	(46,576)
Provision (recovery) for doubtful accounts	(8,664)	(9,347)	18,210
Provision for deferred costs	2,254	2,730	12,868
Gain on extinguishment of subordinated notes	—	—	(31,392)
Deferred income taxes	11,908	(1,223)	190,658
Other	(1,648)	(36)	15,790
Changes in operating assets and liabilities:
Accounts receivable	93,877	133,052	268,167
Inventories	82,353	(5,571)	165,923
Deferred costs	36,562	52,478	(49,376)
Other assets	(21,183)	(7,490)	95,802
Accounts payable	(165,146)	(22,296)	(87,811)
Income taxes payable	9,281	(28,946)	(110,209)
Customer advances	(48,142)	38,423	(150,313)
Deferred revenue	(40,718)	(29,328)	80,676
Other liabilities	(3,465)	(27,577)	40,528

Net cash (used in) provided by operating activities	(218,209)	66,079	218,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(27,324)	(26,274)	(64,396)
Proceeds from sale of semiconductor design assets	4,271	35,965	—
Proceeds from sale of long-term investment	3,334	775	—
Investment in affiliates	(79)	(302)	(3,550)
Purchase of businesses, net of cash acquired	—	—	(24,326)
Purchase of intangible assets	(215)	(658)	(750)
Change in restricted cash	6,591	20,882	(18,418)
Purchase of short-term investments	(37,935)	(42,400)	(165,284)
Proceeds from sale of short-term investments	79,885	46,428	346,966
Other	910	1,649	(105)

Net cash provided by investing activities	29,438	36,065	70,137

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	—	390	6,952
Proceeds from borrowings	97,852	100,629	436,678
Payments on borrowings	(159,457)	(200,742)	(653,123)
Repurchase of common stock	(1,654)	(39)	—
Other	5,154	253	6,689

Net cash used in financing activities	(58,105)	(99,509)	(202,804)
Effect of exchange rate changes on cash and cash equivalents	22,702	13,417	(2,677)

Net (decrease) increase in cash and cash equivalents	(224,174)	16,052	83,039
Cash and cash equivalents at beginning of year	661,623	645,571	562,532

Cash and cash equivalents at end of year	$437,449	$661,623	$645,571

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$21,954	$9,773	$14,197
Income taxes	$11,953	$13,574	$11,265
Non-cash operating activities
Accounts receivable transferred to notes receivable	$26,314	$22,921	$55,065
Non-cash investing activities
Property, plant and equipment exchanged for long-term investment	$—	$5,500	$—
Non-cash financing activities
Common stock issued in conjunction with debt extinguishment	$—	$—	$37,568

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION AND LIQUIDITY

        UTStarcom Inc. ("Company"), a Delaware corporation incorporated in 1991 with headquarters in Alameda, California, designs, manufactures and sells telecommunications infrastructure and customer premises equipment and wireless telephone handsets to telecommunications service providers or operators throughout the world. It also provides telecommunications infrastructure installation, operations and maintenance services. The Company enables its customers to rapidly deploy revenue-generating access services using their existing infrastructure, while providing a migration path to cost-efficient end-to-end IP networks.

        The accompanying consolidated financial statements include the accounts of UTStarcom, Inc. ("Company") and its wholly-and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. The minority interest in consolidated subsidiaries is shown separately in the consolidated financial statements.

        The accompanying consolidated balance sheets as of December 31, 2007 and 2006, and consolidated statements of operations for each of the three years in the period ended December 31, 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in conformity with generally accepted accounting principles in the United States of America. The accompanying consolidated financial statements contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

        The Company reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company's accumulated deficit aggregated $691.2 million. During the year ended December 31, 2007 the Company used $218.2 million of cash in operations. At December 31, 2007, the Company had cash and cash equivalents of $437.4 million of which $289.5 million was transferred on February 28, 2008 to the Trustee in order to assure the repayment of the convertible subordinated notes due on March 1, 2008 (the "Notes"). This amount includes a principal payment of $274.6 million and $14.9 million in accrued interest. At December 31, 2007, $322.4 million of the Company's cash and cash equivalents were held by its subsidiaries in China and China imposes currency exchange controls on transfers of funds outside of China. Additionally, the available lines of credits in China are now significantly less than what has been available to the Company historically and the existing credit facilities in China expire during the fourth quarter of 2008. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management believes that it has developed a liquidity plan that, if executed successfully, will provide sufficient liquidity to finance the Company's anticipated working capital and capital expenditure requirements for the next 12 months. Management's liquidity plans include divesting the Company's noncore assets or operations and obtaining funding from outside sources. However, there is no assurance that such transactions could be consummated on acceptable terms or at all. In addition, through management's ongoing efforts to improve the Company's profitability and cash flows, management continues to re-examine all aspects of the Company's business for areas of improvement and continues to focus on the Company's fixed cost base and improving the working capital position to better align with operations, market demand and current sales levels. However, if projected sales do not materialize, management may need to further reduce expenses. In addition, the Company may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of common stock and debt covenants could impose restrictions on the Company's operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company's current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION AND LIQUIDITY (Continued)

shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

        The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, tax valuation allowances, reserves for inventory, deferred costs, accrued product warranty costs, provisions for contract losses, goodwill and other long-lived asset impairments, stock-based compensation expense, loss contingencies and restructuring expenses among others. Actual results could differ materially from those estimates.

Cash and Cash Equivalents:

        Cash and cash equivalents consist of highly liquid instruments with original maturities of three months or less. Approximately 15% of cash and cash equivalents is held in the U.S. as of December 31, 2007. The remainder is held by the other UTStarcom entities throughout the world. Cash and cash equivalents are invested in institutional money market funds, short-term bank deposits and similar short duration instruments with fixed maturities from overnight to three months.

Investments:

        The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company follows the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether the investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.

        The Company also has made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The Company's investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The investments in equity securities of non-publicly traded companies are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. Both types of investments are carried at fair value or cost, as appropriate. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when an other-than-temporary decline has occurred.

Fair Value of Financial Instruments:

        The carrying value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accrued compensation, and other accrued liabilities, approximates fair market value due to the relatively short period of time to maturity. The fair value of investments is determined using quoted market prices for those securities or similar financial instruments.

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

        Revenue from fixed priced contracts that include a requirement for significant software modification or customization is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production Type Contracts". In such instances, the Company accounts for such contracts using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements the Company is unable to make reasonably dependable estimates of its progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the years ended December 31, 2006 and 2007, the Company recorded $32.1 million and $6.2 million contract loss on a fixed price contract, respectively.

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

        Because of the nature of doing business in China and other emerging markets, the Company's billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue. Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained. The Company had current deferred revenue of $100.5 million and $95.7 million, and long-term deferred revenue of $236.0 million and $261.0 million at December 31, 2007 and 2006, respectively.

Product Warranty:

        The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to two years from the time of final acceptance. Very rarely, the Company has entered into arrangements to provide limited warranty services for periods longer than two years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when specific circumstances dictate. From time to time, the Company may be subject to additional costs related to non-standard warranty claims from its customers. If and when this occurs, the Company estimates additional accruals based on historical experience, communication with its customers and various assumptions that the Company believes to be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reasonable under the circumstances. Such additional warranty accruals are recorded in the period in which the additional costs are identified.

Receivables:

        Although the Company evaluates customer credit worthiness prior to a sale, the Company provides an allowance for doubtful accounts for the estimated loss on trade and notes receivable when collection may no longer be reasonably assured. The Company assesses collectability of receivables based on a number of factors including analysis of creditworthiness, the Company's historical payment history and current economic conditions, its ability to collect payment and on the length of time an individual receivable balance is outstanding. The Company's policy for determining the allowance for doubtful accounts includes both specific allowances for balances known to be uncollectible and a formula-based portfolio approach, based on aging of the accounts receivable, as a precursor to a management review of the overall allowance for doubtful accounts. This formula-based approach involves aging of the Company's accounts receivable and applying a percentage based on the Company's historical experience; this approach results in the allowance being computed based on the aging of the receivables. The Company evaluates the percentages applied to each category of aged accounts receivable periodically based on actual history of write-offs and collections and refines this formula-based approach accordingly for use in future periods.

        The Company has certain accounts receivable in China that have been outstanding for a significant period of time. The Company provides allowances for these receivables based on the criteria discussed above. While the Company believes it has sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from its expectations. The Company uses actual collection experience to periodically adjust the percentages used in applying the formula-based portfolio approach as discussed above.

Inventories:

        Inventories consist of product held at the Company's manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or market value, based on the FIFO method of accounting, except for PCD which utilizes weighted average method of accounting that approximates FIFO, net of write-downs for excess, slow moving and obsolete inventory. Write-downs are based on the assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from competitive pricing pressures. The Company continually monitors inventory valuation for potential losses and obsolete inventory at its manufacturing facilities as well as at customer sites. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred costs:

        Deferred costs consist of product shipped to the customer for which the rights and obligations of ownership have passed to the customer but revenue has not yet been recognized. All deferred costs are stated at cost. Management periodically assesses the recoverability of deferred costs and provides reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including the length of time the product has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists and/or the evaluation if a related transaction will result in a gross margin loss. In a loss situation for a transaction, the deferred cost balance is adjusted for impairment equal to the value of the excess of cost over the amount of revenue that will be eventually recognized for the transaction. Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of product at customer sites under contract with specific or individual customer, the financial conditions of such specific or individual customer may result in increased concentration risk exposure for the Company's inventory.

        For any post contract support services where the revenue is deferred, the entire related deferred direct costs are classified as a noncurrent asset, consistent with the definition of a current asset per Accounting Research Bulletin No. 43, "Working Capital: Current Assets and Current Liabilities."

Research and Development and Capitalized Software Development Costs:

        Research and development costs are charged to expense as incurred. The Company capitalizes software development costs incurred in the development of software that will ultimately be sold, between the time technological feasibility has been attained and the related product is ready for general release. Management judgment is required in assessing technological feasibility, expected future revenues, estimated product lives and changes in product technologies, and the ultimate recoverability of the Company's capitalized software development costs.

        During 2007, 2006 and 2005, the Company capitalized $0.2 million, $1.0 million and $6.0 million of software development costs, respectively. Amortization of capitalized software development costs was $1.0 million, $2.1 million, and $3.9 million in 2007, 2006 and 2005, respectively. Unamortized capitalized software development costs at December 31, 2007 and 2006 were $1.3 million and $3.4 million, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

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

Goodwill and Intangible Assets:

        Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of purchased trade names, developed technologies, customer and supplier relationships, and other intangible assets. Goodwill is not subject to amortization but is subject to annual assessment, at a minimum, for impairment by applying a fair-value based test. Future goodwill impairment tests could result in a charge to earnings. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective estimated useful lives. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances and written down when impaired. Purchased intangible assets other than goodwill are amortized over their useful lives unless these lives are determined to be indefinite. Purchase intangible assets are carried at cost, less accumulated amortization.

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

        In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"), the Company periodically evaluates the recoverability and estimated lives of its long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For tangible assets, the Company determines the relative estimated fair value through a comparison of similar assets, and wherever practical, based on quoted market prices taking into consideration the asset type, age, condition, and physical location of the asset. The Company's intangible assets that are subject to amortization are tested for recoverability based on undiscounted cash flows, and if impaired, written down to fair value based on either discounted cash flows or appraised values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs:

        The Company expenses all advertising costs as incurred. Payment to customers for marketing development costs are accounted for as a reduction of the revenue associated with customers as incurred. For the years ended December 31, 2007, 2006 and 2005, advertising costs totaled $7.4 million, $8.1 million, and $8.2 million, respectively.

Restructuring Liabilities, Litigation and Other Contingencies:

        The Company accounts for its restructuring plans under Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The Company accounts for litigation and contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies" ("SFAS 5"). SFAS 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company's financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated.

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

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected term of the share-based payment awards and stock volatility. The Company estimates an expected term of options granted based upon our historical exercise and cancellation data for vested options. The Company uses historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on the Company's common stock available to determine implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and compensation expense could be materially different in the future. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. In addition, the Company is required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If the Company's actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

Accumulated Other Comprehensive Income:

        Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income or loss for 2007, 2006 and 2005 is shown in the consolidated statement of stockholders' equity. As of December 31 of each of the years indicated below, the components of accumulated other comprehensive income reported in the consolidated balance sheets were as follows:

	December 31
	2007	2006
	(in thousands)
Unrealized gain (loss) on available-for-sale securities, net of tax	$35,949	$32,621
Foreign currency translation, net of tax	56,354	30,278

Accumulated other comprehensive income	$92,303	$62,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes:

        The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48) which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes interest expense and penalties related to income tax matters as part of the provision for income taxes. The Company adopted FIN 48 on January 1, 2007. Prior to 2007, the Company established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due.

        The Company recognizes deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of the Company's deferred tax assets based on its assessment of projected taxable income. Numerous factors could affect the Company's results of operations in the future. If there was a significant decline in the Company's future operating results, its assessment of the recoverability of its deferred tax assets would need to be revised, and any such adjustment to its deferred tax assets would be charged to income in that period. If necessary, the Company records a valuation allowance to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

        In 2006, due to developments in its business and the repatriations of cash via dividends and settlements of intercompany accounts as described in Note 1, "Basis of Presentation and Liquidity" above, the Company made a determination that earnings from certain subsidiaries were not permanently reinvested outside the United States. The Company provides U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States.

Financial Instruments and Derivatives:

        Financial instruments consist of cash and cash equivalents, short and long-term investments, notes receivable, accounts receivable and payable, convertible subordinated debt, purchased and written call options and accrued liabilities. The carrying amounts of cash and cash equivalents, accounts receivable and payable and accrued liabilities approximate their fair values because of the short-term nature of those instruments. Short term investments are marked to market which approximate their fair value. The carrying amounts of the notes receivable approximates its fair value based on the discounted value of future cash flow expected with respect to these notes.

        The Company may use derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities on the balance sheet. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. The Company has not hedged any such transactions in 2007 and 2006.

        The following table summarizes the Company's carrying values and the fair values of its other financial instruments:

	December 31,
	2007		2006
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Included in Assets
Long-term investments	$16,667	$16,667	$47,809	$47,809
Included in Liabilities
Bank loans	(47,981)	(47,981)	(102,510)	(102,510)
Convertible debt	(274,600)	(275,287)	(274,600)	(257,094)
Included in Stockholders' Equity
Convertible bond hedge	85,307	—	85,307	647
Written call option	$(55,430)	$—	$(55,430)	$(88)

        The Company determines the fair value of its convertible debt and related convertible bond hedge and written call option using estimates of fair values at the balance sheet date provided by a major securities firm. The fair value of long-term investments is determined based on quoted market prices or available information about investees. Because of the short-term nature of the Company's bank loans, the Company believes carrying value approximates fair value.

Foreign Currency Translation:

        The Company's operations are conducted through international subsidiaries and the financial statements of those subsidiaries are translated from their respective functional currencies into U.S. dollars. All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. The foreign currency translation gain/loss for transactions denominated in other than the functional currency are reported in earnings and was a gain of $4.6 million and a gain of $7.6 million in 2007 and 2006, respectively, and a loss of $9.9 million in 2005, and are recorded in other income, net.

Earnings Per Share:

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

        The following is a summary of the calculation of basic and diluted EPS:

	Year ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Numerator:
Net loss used in basic EPS computation	$(195,575)	$(117,345)	$(532,645)
Effect of Dilutive Securities
Convertible subordinated notes	—	—	—

Net loss adjusted for dilutive securities	$(195,575)	$(117,345)	$(532,645)

Denominator:
Shares used to compute basic EPS	121,059	120,657	117,034
Dilutive common stock equivalent shares	—	—	—

Shares used to compute diluted EPS	121,059	120,657	117,034

Loss per share—basic and diluted	$(1.62)	$(0.97)	$(4.55)

        For the years ended December 31, 2007, 2006 and 2005, no potential common shares were dilutive because of the net loss in each of these years, therefore basic and dilutive EPS are the same. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Stock options	19,427	19,634	19,908
Conversion of convertible subordinated notes	11,543	11,543	15,123
Other	765	795	342

	31,735	31,972	35,373

Recent Accounting Pronouncements:

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities is not expected to have a significant impact on the results of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operations or financial position of the Company. The Company is currently evaluating the impact that SFAS 157 will have on its results of operations and financial position related to non-financial assets and non-financial liabilities beginning in the first quarter of 2009. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.

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

        In June 2007, the FASB ratified EITF 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities" ("EITF 07-3"). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of the pending adoption of EITF 07-3 on its consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (revised), "Business Combinations" ("SFAS 141(R)"). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued Statement No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160 on its consolidated financial statements.

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS

        There were no available-for-sale securities included in cash and cash equivalents at December 31, 2007 or December 31, 2006. Short-term investments, consisting entirely of available-for-sale securities, were $65.6 million and $9.5 million at December 31, 2007 and December 31, 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS (Continued)

        The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no bank notes sold during 2007 and 2006. In 2005, the Company sold $73.1 million of bank notes and $13.0 million of notes receivable. (See NOTE 7, "ACCOUNTS AND NOTES RECEIVABLE")

        Short-term investments increased at December 31, 2007 from December 31, 2006 primarily due to a reclassification of $42.4 million of investments previously classified as long-term to short-term. After evaluating the Company's ability and intent to liquidate certain investments in publicly held companies during the fiscal quarter ended September 30, 2007, the Company reclassified investments in Gemdale and Infinera from long-term to short-term as the Company expects to sell all or part of the investments over the next twelve months and use the proceeds in its current operations. Other available-for-sale securities currently consist of bank time deposits with original maturity dates over three months, but can consist of government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. These investments are recorded at fair value. Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings. At December 31, 2007, the long-term and short-term investments included $1.0 million unrealized holding loss and $36.9 million of unrealized holding gain which were recorded in other comprehensive income. At December 31, 2006, the long-term and short-term investments included $32.6 million and $0 of unrealized holding gains, respectively, which were recorded in other comprehensive income.

        The following table shows the break-down of the Company's total investments at December 31, 2007 and December 31, 2006 (in thousands):

	December 31, 2007	December 31, 2006
	(in thousands)
Equity Securities
Gemdale Company, Ltd.	$30,595	$32,781
Infinera	11,759	1,902
Global Asia Partners L.P.	2,113	1,700
Cortina	3,013	—
ImmenStar, Inc.	—	2,000
MRV	3,523	—
Fiberxon, Ltd.	—	3,000
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
Others	1,716	124
Time Deposits	23,275	9,546

Total investments	$82,296	$57,355

Short-term investments	$65,629	$9,546
Long-term investments	$16,667	$47,809

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS (Continued)

Gemdale

        Gemdale Co., Ltd ("Gemdale") is a real estate company that invests and develops properties in China, primarily in Shanghai, Beijing, Shenzhen and Wuhan. As of December 31, 2007, the Company had a 0.65% ownership interest in Gemdale. The investment is classified as equity securities available-for-sale and recorded at fair value. During 2007, the Company sold a portion of the investment for approximately $54.5 million cash and recorded a gain of $53.7 million in other income, net. During 2008, the Company sold additional investment in Gemdale for approximately $30 million.

Infinera

        On June 7, 2007, Infinera Corporation ("Infinera") closed its initial public offering of 14,000,000 shares of common stock at a price of $13.00 per share. Infinera also announced that the underwriters of the offering exercised in full their option to purchase an additional 2,100,000 shares of Infinera common stock, bringing the total initial public offering to $209.3 million. After the initial public offering, the Company converted its 669,643 shares of Series D Preferred Stock and 2,500,000 shares of Series E Preferred Stock into 792,410 shares of Infinera's common stock, subject to Rule 144 trading restrictions and a 180-day lock-up period from June 2007 through December 2007.

        As a result of the initial public offering, the value of the Infinera shares owned by the Company was readily determinable and the investment was classified as an equity security available-for-sale in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." During 2007, the Company recorded a net unrealized gain of $9.9 million, in other comprehensive income, representing the difference between the fair value of the investment on December 31, 2007 and the initial investment amount of $1.9 million. During January and February 2008, the Company sold all of its Common Stock of Infinera for total proceeds of $9.2 million.

Global Asia Partners L.P.

        Global Asia Partners L.P. ("GAP") is a venture capital fund formed to make private equity investments in private and pre-IPO technology and telecommunications companies in Asia. Between June 2002 and April 2005, the Company invested a total of $2.6 million in the fund. As of December 31, 2007, the Company owned 49% of the fund's outstanding partnership units and the investment is accounted for under the equity method. Earnings in the equity interest in GAP were $0.4 million for 2007 which resulted in an increase to the Company's investment in GAP at December 31, 2007. There were no earnings recognized in the equity interest in GAP as of December 31, 2006.

Cortina Systems / ImmenStar

        In September 2004, the Company invested $2.0 million in Series A preferred stock of ImmenStar, Inc. ("ImmenStar"). ImmenStar is a development stage company that was designing a chip that can be used in the Company's product. This investment was accounted for under the cost method. In February 2007, ImmenStar was acquired by Cortina Systems, Inc. In exchange for the Company's investment in ImmenStar, the Company received 3.6 million shares of Series D Preferred Stock of Cortina Systems, Inc. at $0.837 per share, $1.8 million cash in March 2007 and is entitled to receive an additional 0.4 million shares of Series D Preferred Stock at $0.837 per share and $0.2 million cash currently in escrow. As a result of the acquisition, the Company recorded a gain on investment of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CASH, CASH EQUIVALENTS AND INVESTMENTS (Continued)

$2.8 million, in other income, net, and owns a 1.3% interest of Cortina Systems, Inc. on a fully diluted basis. The Company accounts for the investment in Cortina Systems, Inc. using the cost method.

MRV/Fiberxon

        On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV Communications ("MRV"), which is a publicly-traded company. In exchange for the Company's interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company was paid the cash consideration of $1.5 million and received 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million. The investment is classified as equity securities available-for-sale and recorded at fair value. During 2007, the Company recorded an unrealized loss of $1.0 million, in other comprehensive income, representing the difference between the fair value of the investment on December 31, 2007 and the initial amount recorded of $4.5 million when the MRV shares were received in 2007.

GCT Semiconductor

        In October 2004, the Company invested $3.0 million in GCT Semiconductor, Inc. This investment represents approximately a 2% interest in GCT Semiconductor, Inc., which designs, develops and markets integrated circuit products for the wireless communications industry. This investment is accounted for under the cost method.

Xalted Networks

        In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks ("Xalted"). In March 2006, the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company has an 11% ownership interest, on a fully diluted basis, in Xalted and accounts for the investment under the cost method.

NOTE 4—RESTRICTED CASH

        At December 31, 2007, the Company had short-term restricted cash of $6.4 million and long-term restricted cash of $20.2 million included in other long-term assets. At December 31, 2006, the Company had short-term restricted cash and investments of $16.7 million and long-term restricted cash of $16.5 million included in other long-term assets. These amounts primarily collateralize the Company's issuances of standby and commercial letters of credit.

NOTE 5—ACQUISITIONS AND SALE OF ASSETS

2006

Sale of Assets to Marvell Technology Group Ltd:

        In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. ("Marvell"). The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACQUISITIONS AND SALE OF ASSETS (Continued)

received $35.4 million in cash, net of $0.6 million of transaction costs at closing, and an additional $4.3 million in cash was paid by Marvell to the Company and recognized as gain on sale of assets in August 2007 for the achievement of certain defined milestones. Included in the cash received was $16.0 million earned by the Company as a result of achieving certain defined milestones. The Company received payment of this $16.0 million in October 2006. The assets sold included the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors. In connection with the sale of assets, the Company entered into a supply agreement with Marvell. Pursuant to the supply agreement, the Company agreed to purchase chipsets supplied by Marvell for a period of five years. These chipsets are being included in certain handset products designed and manufactured by the Company.

        The Company recognized a gain on this sale of assets of $12.3 million during 2006. The gain was determined based upon total net proceeds less the net book value of assets sold of $2.9 million and the value of the supply agreement of $20.2 million. The value allocated to the supply agreement is included in other current and long-term liabilities and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over the next five years. As of December 31, 2007 and 2006, approximately $1.3 million and $1.7 million, respectively, have been amortized against cost of sales.

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

        The existing technology acquired included the entire Pedestal family of IP DSLAM and UBS. The Company has integrated the Pedestal product line with the Company's Triple-Play products and IPTV solutions. In addition to developed product technology, the Company acquired fixed assets, in-process research and development ("IPR&D") and customer relationships.

        At the acquisition, Pedestal had one project under development related to the gigabit ethernet product that qualified as IPR&D. The gigabit ethernet project is focused on supporting a majority of Pedestal's products and was completed as of December 31, 2006. In assessing Pedestal's IPR&D project, the Company considered key product characteristics including the product's development stage at the acquisition date, the product's life cycle and the product's future prospects. The Company also considered the rate at which technology changes in the broadband equipment industry, the industry's competitive environment and the economic outlook for both local and global markets. The amount of the purchase price allocated to IPR&D of $0.7 million was charged to the Company's results of operations as no alternative future uses existed at the acquisition date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACQUISITIONS AND SALE OF ASSETS (Continued)

        The results of operations of Pedestal have been integrated with the "Broadband" segment and included in the Company's consolidated statements of operations beginning on the acquisition date of May 13, 2005. The pro forma effects of this acquisition on the Company's financial statements are not significant.

        Subsequent to the May 2005 acquisition of Pedestal, the Company completed the allocation of the purchase price. The estimated useful lives of the customer relationships and developed technology intangible assets are two years and five years, respectively.

        The following table summarizes the final allocation of the purchase price for Pedestal:

(in thousands)
Fair value of tangible net assets	$1,177
Fair value of liabilities assumed	(297)
Fair value of identified intangible assets:
Developed technology	1,319
In-process research and development	660
Customer relations	141

Total purchase price	$3,000

Giga

        In October 2004, the Company entered into an asset purchase agreement with Giga Telecom, Inc. ("Giga"), a Korean corporation that develops and designs wireless handsets. The acquisition facilitated the Company's expansion into the CDMA handset market. The Company completed the acquisition in January 2005. At the closing, $13.0 million in cash was paid, and an additional $2.0 million was paid into an escrow account for six months which was released in July 2005. The total consideration for the acquisition, funded from cash on hand, was approximately $19.0 million, including $2.0 million in acquisition-related transaction costs, a $1.5 million payment made previously to be applied against the purchase price and an earn-out of $0.5 million paid subsequently upon completion of certain product design milestones.

        The following table summarizes the allocation of the purchase price for Giga:

(in thousands)
Fair value of tangible net assets	$458
Fair value of identified intangible assets:
Existing technology	1,200
Pre-existing royalty agreement	1,920
Excess of costs of acquiring Giga over fair value of identified net assets acquired (goodwill)	15,391

Total purchase price	$18,969

        The excess of the purchase price over the fair value of the identified net assets of approximately $15.4 million was allocated to goodwill and assigned to the Handsets segment. The goodwill created in this acquisition resulted from the decreased time to market and design related synergies. This goodwill was written off in September 2005 as a result of the intangible and other long-lived asset impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACQUISITIONS AND SALE OF ASSETS (Continued)

For additional information regarding the intangible and other long-lived assets impairment, refer to Note 9, Goodwill and Intangible Assets.

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

        The results of operations of Giga have been integrated with the "Handsets" segment and included in the Company's Consolidated Statement of Operations subsequent to the acquisition. The pro forma effects of this acquisition on the Company's financial statements were not significant.

NOTE 6—INVENTORIES

        As of December 31, 2007 and 2006, inventories consist of the following:

	December 31,
	2007	2006
	(in thousands)
Raw materials	$34,413	$72,230
Work-in-process	35,853	43,542
Finished goods	264,201	324,673

	$334,467	$440,445

NOTE 7—NOTES RECEIVABLE AND RECEIVABLE PURCHASE AGREEMENT

        The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable were $12.6 million and $5.1 million at December 31, 2007 and 2006, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no notes receivable sold during 2007 and 2006. In 2005, the Company sold $73.1 million of bank notes and $13.0 million of notes receivable. Any notes that are sold are not included in the Company's consolidated balance sheets if the criteria for sale treatment established by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," has been met.

        In August 2005, the Company entered into a Committed Receivables Purchase Agreement ("Agreement") with a commercial bank, whereby the Company may sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement. The Agreement contains provisions customary in transactions of this nature including certain commitment fees. During 2007 and 2006, no receivables were sold pursuant to provisions of the Agreement. In March 2007, the Agreement was amended and restated to reflect that the purchase of trade receivables shall be at the sole discretion of the commercial bank, with no associated commitment fees. The Company recorded commitment fees of $0.1 million and $0.5 million during the years ended December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—PROPERTY, PLANT AND EQUIPMENT

        As of December 31, 2007 and 2006, property, plant and equipment consists of the following:

	December 31
	2007	2006
	(in thousands)
Buildings	$172,370	$160,500
Leasehold improvements	18,090	18,188
Automobiles	5,490	5,849
Software	24,532	38,945
Equipment and furniture	197,961	200,746
Construction in progress	13,207	940

	$431,650	$425,168
Less accumulated depreciation	(222,556)	(212,013)

	$209,094	$213,155

        As discussed in Note 9, "Goodwill and Intangible Assets," the Company's impairment review indicated that estimated future undiscounted cash flows would not be sufficient to recover the carrying values of certain fixed assets in the Other segment. As a result, the Company recorded a charge of $1.1 million to write down these assets, which the Company continues to hold and use, to their estimated fair values.

        In 2005, the Company recorded an impairment charge of $14.1 million of long-lived tangible assets related to the Broadband Infrastructure asset group and $9.4 million for long-lived tangible assets related to the Handsets asset group.

        Included in the construction in progress at December 31, 2007 was $11.9 million of project costs related to the Company's ERP system which was upgraded during 2007. This computer software developed for internal use was capitalized in accordance with SOP 98-1,"Accounting for Costs of Computer Software Developed or Obtained for Internal Use," and will become operational in early 2008.

        Depreciation expense was $39.2 million, $45.1 million, and $66.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 9—GOODWILL AND INTANGIBLE ASSETS

Goodwill:

        In 2007, management of the Company conducted an in-depth strategic analysis with the aim to define a new corporate strategy. This review was completed in the fourth quarter of 2007. Declines in the Company's revenues, excluding the PCD segment, appeared to be persistent which was evidenced by the continued decline in the fourth quarter of 2007. During the fourth quarter of 2007, taking this drop off into consideration and the new strategic direction as well as the persistent weak global and industry economic conditions, the Company revised its near and medium term revenue expectations downward significantly. The Company also reviewed the corresponding key assumptions in its overall strategic business and manufacturing capacity plans. These material changes in the Company's outlook and plans, which the Company was first able to quantify in its fourth quarter of 2007 and 2008 budgeting process, triggered an impairment review of its long-lived assets. As a result, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS (Continued)

performed interim impairment tests on goodwill and certain long-lived tangible and intangible assets in accordance with SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company compared the fair value of such assets to their carrying value. The fair values were determined using both present value method and comparable company techniques based, in part, upon an independent valuation.

        Based upon the impairment assessment, the Company recorded goodwill impairment charges of $3.1 million. The impairment charges represented the excess of the carrying amount of the goodwill of the Other segment over its implied fair value. The implied fair value of goodwill is the residual fair value derived by deducting the fair value of the reporting unit's assets and liabilities from its estimated fair value based on a discounted cash flow model using revenue and profit forecasts. The charges were classified as operating expenses in the consolidated statements of operations.

        During 2006, the Company did not identify any instances of goodwill impairment and the amount of goodwill at December 31, 2006 was unchanged from the amount at December 31, 2005.

        During 2005, management held a series of planning meetings in September to assess the business forecasts for all of its reporting units. As a result of various factors, including a reduction in the rate of growth of PAS subscribers in the third quarter, a delay of the expected granting of 3G licenses in China and Japan, challenges with product quality primarily in the Company's Broadband Infrastructure reporting unit, a narrowing of the Company's strategic focus related to the Company's product offerings and greater than expected revenue and margin decline due to continued pricing pressures in several of the Company's key markets. The Company concluded these factors combined represented a "triggering" event. The Company determined that the significant adverse changes in the business outlook could indicate the carrying value of certain of its long-lived assets groups may not be recoverable and could indicate the fair value of the Company's reporting units may be below their fair value. As a result, the Company performed impairment tests on goodwill and certain other long-lived tangible and intangible assets. Based upon the impairment assessment, the Company recorded goodwill impairment charges of $192.9 million in 2005.

        A summary of changes in the Company's goodwill during the years ended December 31, 2005 by business segment is as follows:

	January 1, 2005	Addition	Exchange Rate Changes	Impairment	December 31, 2005
	(in thousands)
Broadband Infrastructure	$23,210	$—	$—	$(23,210)	$—
Multimedia Communication	—	—		—	—
Handsets	74,003	15,391	(57)	(89,337)	—
PCD	24,710	—	2	(24,712)	—
Services	—	—	—	—	—
Other	58,704	—	29	(55,670)	3,063

Total	$180,627	$15,391	$(26)	$(192,929)	$3,063

Intangible Assets:

        As discussed above, in the fourth quarter of 2007, the Company also determined that the undiscounted cash flows are not sufficient to recover the carrying value of the customer relationships and technology intangible assets within the Other segment. The Company calculated fair values of these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—GOODWILL AND INTANGIBLE ASSETS (Continued)

intangible assets using the discounted future cash flows and recorded an intangible asset impairment charge of $15.7 million in operating expenses. During 2006, the Company did not record any impairment charges related to technology intangible assets because there were no circumstances or events that occurred which indicated a possible impairment.

        In 2005, the Company determined that the fair value of technology intangible assets within the Broadband Infrastructure and Handsets asset groups as calculated using the discounted future cash flows was less than the carrying value of the net assets and, as such, the Company recorded an impairment charge of $1.7 million.

        As of December 31, 2007 and 2006, intangible assets consisted of the following:

	December 31, 2007				December 31, 2006
	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Amortized intangible assets:
Existing technology	$39,530	$(5,214)	$(33,843)	473	$39,530	$(27,824)	$11,706
Customer relationships	57,220	(10,458)	(24,676)	22,086	57,220	(18,544)	38,676
Trade names	4,940	—	(4,940)	—	4,940	(3,829)	1,111
Non-compete agreement	10,800	—	(8,550)	2,250	10,800	(5,850)	4,950

	$112,490	$(15,672)	$(72,009)	$24,809	$112,490	$(56,047)	$56,443

        Amortization expense was $16.0 million, $18.9 million and $25.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangibles for each of the five years beginning 2008 through 2012 is $6.2 million, $3.5 million, $3.5 million, $3.5 million and $3.5 million, respectively, and is $4.6 million in the aggregate thereafter.

        The remaining weighted average amortization period for each class of unamortized identifiable intangible assets include the following:

Weighted Average Life
(in years)
Technology	0.4
Customer relationships	6.4
Non-compete	0.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT

        The following represents the outstanding borrowings at December 31, 2007 and 2006:

	Dec. 31 2007	Dec. 31 2006
	(in thousands)
Bank loans	$47,981	$102,510
Capital lease obligations, at 4.7% - 10.0% due through 2011	581	809
Convertible subordinated notes, due March 1, 2008	274,600	274,600

Total Debt	$323,162	$377,919
Long-term debt	333	275,161

Short-term debt and current portion of long-term debt	$322,829	$102,758

        At December 31, 2007, the Company had loans with various banks totaling $48.0 million with interest rates ranging from 5.75% to 7.10% per annum. These bank loans mature in October and December 2008, and are included in short-term debt. Of the $48.0 million loan, $41.1 million was under a credit facility that matured in December 2007. There are no significant covenants associated with these loans.

        At December 31, 2007, the Company had credit facilities totaling $152.1 million, of which $41.1 million was for working capital purposes and the remaining $111.0 million was for use in support of letters of credits and corporate guarantees. As of December 31, 2007, $145.3 million of the total credit facilities remained available. All of these facilities expire in late 2008 and there is no guarantee that these facilities will be renewed. As of December 31, 2007, the Company had not guaranteed any debt not included in the consolidated balance sheet.

        On March 12, 2003, the Company completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes are convertible into the Company's common stock at a conversion price of $23.79 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company's common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.7 million and were recorded in other long-term assets and are being amortized over the life of the notes.

        Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and a call option transaction. The convertible bond hedge, as amended, allows the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option, as amended, allows the holder to purchase 11.5 million shares of the Company's common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008.

        The Company recorded these instruments at cost, and their carrying value at December 31, 2007 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT (Continued)

guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by the Company to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. The convertible subordinated notes accrued an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes. Payments of the special interest are made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes bore a stated interest rate of 7.625%.

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

        On February 28, 2008, the Company transferred $289.5 million to the Trustee for the Notes (the "Trustee") in order to assure the repayment of our Notes which mature on March 1, 2008. This amount includes a principal payment of $274.6 million and $14.9 million in accrued interest. The Trustee has been instructed to pay all amounts to the Note holders when due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—OTHER CURRENT LIABILITIES

        Other current liabilities at December 31, 2007 and 2006 consist of the following:

	December 31,
	2007	2006
	(in thousands)
Accrued contract costs	$42,353	$45,163
Loss contract reserve	—	32,061
Warranty costs	52,734	66,408
Accrued payroll and compensation	61,203	66,722
Accrued other taxes	17,911	13,469
Accrued interest expenses	10,255	1,114
Accrued advertising	14,598	4,040
Restructuring Costs	3,191	—
Other	45,054	42,423

	$247,299	$271,400

        Other current liabilities primarily consist of accrued contract costs which relate to purchases of inventory, installation services, outside commission and other testing and consulting work performed by outside vendors for which the Company has not yet received invoices; accrued warranty costs which are estimated costs of equipment replacement and repair; accrued payroll and compensation costs which relate to wages, bonuses, and commissions earned but not yet paid; accrued other taxes which represent value added and sales taxes payable; accrued interest expenses which relate to the convertible subordinated notes; accrued advertising expenses related to certain customer advertising incentive programs; and accrued restructuring cost related to the remaining restructuring cost. (See NOTE 20, "RESTRUCTURING COST" for further details). The loss contract reserve of $32.1 million at December 31, 2006 was reclassified to inventory reserves during the year ended December 31, 2007 upon the purchase of the inventory related to the specific loss contract that originated in December 2006.

NOTE 12—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

        Warranty obligations, included in other current liabilities are as follows (in thousands):

Balance at January 1, 2005	$46,596
Accruals for warranties issued during the period	73,091
Settlements made during the period	(40,460)

Balance at December 31, 2005	$79,227
Accruals for warranties issued during the period	38,148
Settlements made during the period	(50,967)

Balance at December 31, 2006	$66,408
Accruals for warranties issued during the period	32,987
Settlements made during the period	(46,661)

Balance at December 31, 2007	$52,734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—WARRANTY OBLIGATIONS AND OTHER GUARANTEES (Continued)

        During 2005, the Company recorded a special warranty charge for equipment sold to Softbank during 2003 and 2004. Since the agreement to repair these parts exceeded the Company's normal warranty terms, the Company recorded special warranty charges of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million primarily for multi-service optical transport product ("NetRing™") equipment and $14.9 million for Gigabit Ethernet Passive Optical Network ("GEPON") equipment. During 2006, the Company recorded an additional warranty charge of $5.6 million, consisting of $2.9 million for the NetRing equipment and $2.7 million for the GEPON equipment sold to Softbank, based on the results of the Company's analysis of warranty costs incurred and revised estimates of the remaining liability. During 2007, the NetRing reserve was reduced by $2.3 million based on the change in scope of the project, warranty cost incurred and estimated remaining liability. In addition, a previously established reserve of $2.5 million in 2005 was reversed in 2007 due to the cancellation of a retrofit project.

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

NOTE 13—PROVISION FOR INCOME TAXES

        United States and foreign income (loss) before income taxes and minority interest were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
United States	$(114,610)	$(177,762)	$(169,934)
Foreign	(50,855)	43,835	(226,859)

	$(165,465)	$(133,927)	$(396,793)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—PROVISION FOR INCOME TAXES (Continued)

        The components of the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current
Federal	$—	$—	$35,929
State	(4)	7	3,296
Foreign	20,994	(13,808)	(92,146)

Total Current	$20,990	$(13,801)	$(52,921)
Deferred
Federal	—	—	36,791
State	—	—	5,305
Foreign	11,908	(1,223)	147,369

Total Deferred	11,908	(1,223)	189,465

Total	$32,898	$(15,024)	$136,544

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1.4 million increase in the liability for unrecognized tax benefits which, as required, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the Company had $79.7 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits (UTB's) that would decrease the provision for income taxes and increase the Company's net income is $6.4 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $73.3 million. The adoption resulted in a reclassification of tax liabilities totaling $6.4 million from current to non-current.

        As of December 31, 2007, the Company's gross unrecognized tax benefits totaled $79.7 million and are included in Other Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $71.3 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $8.4 million. The total unrecognized tax benefits and increase for the current period of these unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations.

        The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $2.2 million as of January 1, 2007 and approximately $3.2 million as of December 31, 2007.

        The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company's income tax returns for the 2003, 2004, and 2005 tax years are currently under audit by the United States Internal Revenue Service. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company's tax years for 1997 through 2007 are still open for examination in China. The Company's tax years for 2003 through 2007 are still

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—PROVISION FOR INCOME TAXES (Continued)

open for examination in the United States. The Company does not anticipate a significant change to the total amount of gross unrecognized tax benefits within the next 12 months.

        FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in income tax expense volatility in future periods. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

        A reconciliation of the change in the UTB balance from January 1, 2007 to December 31, 2007 is as follows:

	Gross Unrecognized Tax Benefits	UTB's as a Credit in Deferred Taxes	Federal Benefit of State Taxes	Total UTB's that would impact the Effective Tax Rate
	(in thousands)
Balance at January 1, 2007	$79,667	$(69,021)	$(4,259)	$6,387
Tax Positions Taken in Prior Periods:
Gross Increases	661	(428)	—	233
Gross Decreases	(855)	553	297	(5)
Tax Positions Taken in Current Period:
Gross Increases	8,764	(6,932)	(73)	1,759
Gross Decreases	(8,559)	8,242	317	—
				—
Settlements	—	—	—	—
Lapse of Statue of Limitation	—	—	—	—

Balance at December 31, 2007	$79,678	$(67,586)	$(3,718)	$8,374

        In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The likelihood of a material change in the Company's expected realization of these assets is dependent on future taxable income and its ability to use foreign tax credit carryforwards and carrybacks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—PROVISION FOR INCOME TAXES (Continued)

        A summary of the components of net deferred tax assets (liabilities) is as follows:

	Year Ended December 31,
	2007	2006
	(in thousands)
Deferred Tax Assets
Allowances and Reserves	$67,837	$63,676
Deferred revenue and customer advances, net	26,687	20,782
Net operating loss carryforward	135,509	64,047
Tax Credit Carryforwards	53,387	46,593
Writedown/Amortization of Intangible Assets/Goodwill	67,946	61,581
Fixed Assets	13,211	10,784
Demo Equipment Income	7,290	8,788
Accrued Warranties	10,429	14,982
Other	6,920	8,117

Total Deferred Tax Assets	$389,216	$299,350
Deferred Tax Liabilities
Prepaid Expense	(2,162)	(2,980)
Deferred Taxes on Unremitted Earnings of Subsidiaries	(40,773)	(43,943)
Other	(9,808)	(8,400)

Total Deferred Tax Liabilities	$(52,743)	$(55,323)

Net Deferred Tax Assets/(Liabilities) before valuation allowance	$336,473	$244,027

Less: Valuation Allowance	(342,961)	(235,564)

Net Deferred Tax Assets/(Liabilities)	$(6,488)	$8,463

        Under APB 23 "Accounting for Income Taxes—Special Areas," deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings could be deemed to be permanently reinvested outside the United States. In 2007, the Company has a U.S. deferred income tax liability of $40.8 million on foreign earnings of $229.8 million that it considers to not be permanently reinvested outside the United States.

        As of December 31, 2007, the Company still has undistributed earnings of approximately $13.1 million from investments in foreign subsidiaries that are considered permanently reinvested. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

        As of December 31, 2007, U.S. federal net operating loss carryforwards were $227.0 million and expire in varying amounts between 2025 and 2027. As of December 31, 2007, state net operating loss carryforwards were $179.4 million and expire in varying amounts between 2010 and 2027. Management has concluded that these federal and state net operating losses did not meet the more likely than not standard contained in SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109") and has therefore recorded a $87.6 million valuation allowance against the related deferred tax assets. In the event the tax benefits related to the valuation allowance are realized, an immaterial amount would be credited to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—PROVISION FOR INCOME TAXES (Continued)

paid-in capital. As of December 31, 2007, the Company also had net operating loss carryforwards ("NOLs") in China of approximately $151.3 million. The China net operating loss carryforwards will expire in varying amounts between 2010 and 2012. Management has also concluded that these China net operating losses did not meet the more likely than not standard contained in SFAS 109 and has therefore recorded a $35.8 million valuation allowance against the related deferred tax assets. As of December 31, 2007, the Company had NOLs in countries other than the U.S. and China. These NOLs are approximately $72.1 million. The majority of the NOLs do not expire and can be carried forward indefinitely. However, management concluded these losses did not meet the more likely than not standard contained in SFAS 109 and has therefore recorded a valuation allowance of $12.1 million against the related deferred tax assets.

        As of December 31, 2007, the Company has U.S. alternative minimum tax credit carryforwards of $1.0 million which have an indefinite life. The Company also has U.S. research & development credit carryforwards of $14.5 million of which $2.5 million have an indefinite life and $12.0 million of the credits expire in varying amounts between 2010 and 2027. The Company has U.S. foreign tax credits of $34.5 million which expire in varying amounts between 2012 and 2017. Management has concluded that these U.S. tax credit carryforwards did not meet the more likely than not standard contained in SFAS 109 and has therefore recorded a $49.0 million valuation allowance against the related deferred tax assets. As of December 31, 2007, the Company has foreign research & development credit carryforwards of $3.3 million which expire in varying amounts between 2015 and 2017.

        The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Federal tax expense (benefit) at statutory rate	$(57,913)	$(46,874)	$(138,878)
State tax expense (benefit), net of federal income tax benefit	(5,587)	(6,818)	(5,140)
Tax Benefit of Convertible Debentures	(6,990)	(6,396)	(15,395)
Nondeductible Goodwill Impairment	—	—	12,873
Stock Compensation Expense	2,245	3,577	—
Effect of Differences in Foreign Tax Rates	29,506	18,133	47,101
Tax on Unremitted Earnings of Subsidiaries	(3,170)	43,943	—
Tax Settlements	—	(28,976)	—
Effect of Tax Rate Changes on Deferred Taxes	(27,104)	—	11,874
Change in Deferred Tax Valuation Allowance	105,455	13,918	237,307
Tax Credits	(7,207)	(6,466)	(16,259)
Other	3,663	935	3,061

Total Tax Expense/(Benefit)	$32,898	$(15,024)	$136,544

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—PROVISION FOR INCOME TAXES (Continued)

        Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), and UTStarcom China Co., Ltd. ("UTSC"), the Company's active subsidiaries in China, because these entities may qualify as accredited technologically advanced enterprises.

        CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises. For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years. Based on the CIT Law as of December 31, 2007, the Company's subsidiaries have not qualified for the reduced 15% tax rate. However, significant regulations regarding the interpretation and implementation of the new tax law are still pending and the Company's subsidiaries may qualify for the reduced 15% tax rate in the future.

        In 2007, the $27.1 million tax benefit for the effect of tax rate changes is attributable to the revaluation of the Company's deferred tax assets in China related to increase in tax rates due to the new law discussed above.

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

        In 2007, the change in deferred tax valuation allowance of $105.5 million is primarily attributable to the tax expense related to continuing to provide a full valuation allowance on the Company's net deferred tax assets at December 31, 2007 in the United States and China.

        In 2005, the change in deferred tax valuation allowance of $237.3 million is primarily attributable to the tax expense related to providing a full valuation allowance on the Company's net deferred tax assets at December 31, 2005 in the United States and China.

        In 2006, the Company recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. ("HUTS") and Hangzhou UTStarcom Telecom Co., Ltd ("HSTC"), two of its subsidiaries in China and the acceptance of its tax holiday for HSTC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock Option Plans

2006 Equity Incentive Plan:

        The 2006 Equity Incentive Plan ("2006 Plan") was implemented on July 21, 2006 after being adopted by the Board of Directors on June 6, 2006 and approved by the Company's stockholders on July 21, 2006. The 2006 Plan replaces the 1997 Plan, the 2001 Plan, and the 2003 Plan (collectively, the "Prior Plans") and no further awards will be granted pursuant to the Prior Plans. The 2006 Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) and other stock or cash awards ("Award," collectively, "Awards"). Those who are eligible for Awards under the 2006 Plan include employees, directors and consultants who provide services to the Company and its affiliates.

        The maximum aggregate number of shares that may be awarded and sold under the 2006 Plan is 4,500,000 shares plus (i) any shares that have been reserved but remain unissued under the Prior Plans as of July 21, 2006, and (ii) any shares subject to stock options or similar awards granted under the Prior Plans that expire or become exercisable without having been exercised in full and shares issued pursuant to awards granted under the Prior Plans that are forfeited to or repurchased by the Company. As of December 31, 2007, the number of shares transferred from the Prior Plans to the 2006 plan totaled 10,509,653. As of December 31, 2007, options to purchase 6,247,807 shares of common stock were outstanding under the 2006 Plan.

        The Board of Directors or the Compensation Committee of the Board ("Compensation Committee") administers the 2006 Plan ("Administrator"). Subject to the terms of the 2006 Plan, the Administrator has the sole discretion to select the employees, consultants, and directors who will receive Awards, determine the terms and conditions of Awards, and to interpret the provisions of the 2006 Plan and outstanding Awards. Options granted under the 2006 Plan generally vest and become exercisable over four years.

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

        The exercise price of all stock options and stock appreciation rights granted under the 2006 Plan must be at least equal to 100% of the fair market value of the Common Stock on the date of grant (or at least 110% of such fair market value for an incentive stock option ("ISO") granted to a stockholder with greater than 10% voting power of the Company's stock). The maximum term of a stock option granted to any participant must not exceed seven years from the date of grant (or five years for an ISO granted to a stockholder with greater than 10% of the voting power of the Common Stock). The Administrator will determine the terms and conditions of all other Awards granted under the Plan.

        In the event of a "change in control" of the Company, each outstanding Award will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. In the event that the successor corporation, or the parent or subsidiary of the successor corporation, refuses to assume or substitute for the Award, the participant will fully vest in and have the right to exercise all of his or her outstanding options or stock appreciation rights,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

including shares as to which such Awards would not otherwise be vested or exercisable, all restrictions on restricted stock will lapse, and, with respect to restricted stock units, performance shares and performance units, all performance goals or other vesting criteria will be deemed achieved at target levels and all other terms and conditions met. In addition, if an option or stock appreciation right is not assumed or substituted for in the event of a change of control, the Administrator will notify the participant in writing or electronically that the option or stock appreciation right will be fully vested and exercisable for a period of time determined by the Administrator in its sole discretion, and the option or stock appreciation right will terminate upon the expiration of such period.

        The Company repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain vesting of restricted stock and restricted stock unit grants under the 2006 Plan.

Prior Plans—The 1997 Stock Plan, 2001 Director Option Plan, and 2003 Non-Statutory Stock Option Plan:

The 1997 Stock Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of common stock and stock purchase rights under the 1997 Stock Plan ("1997 Plan"). On January 31, 1997, the Board of Directors adopted, and the Company's stockholders approved, the 1997 Plan. In December 1999, the Board of Directors amended the 1997 Plan, which the Company's stockholders approved in February 2000. The 1997 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2007, there were options to purchase 14,888,586 shares of common stock outstanding under the 1997 Plan.

        Options granted under the 1997 Plan prior to July 21, 2006 were either ISOs intended to qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, or non-qualified stock options ("NSOs"), which did not so qualify. The Compensation Committee oversaw the selection of eligible persons for option grants and determined the grant date, amounts, exercise prices, vesting periods and other relevant terms of the options, including whether the options would be ISOs or NSOs. The exercise price of ISOs granted under the 1997 Plan could not be less than 100% of the fair market value of common stock on the grant date (or at least 110% of such fair market value for an ISO granted to a stockholder with greater than 10% voting power of the Company's stock), while the exercise price of NSOs could be determined by the Compensation Committee in its discretion. Options granted under the 1997 Plan were generally not transferable during the life of the optionee.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        Prior to the implementation of the 2006 Plan, the Company could also grant stock purchase rights to eligible participants under the 1997 Plan. Under the 1997 Plan, any shares purchased pursuant to stock purchase rights were subject to a restricted stock purchase agreement. Unless the Compensation Committee determined otherwise, this agreement granted the Company a right to repurchase the restricted stock upon the voluntary or involuntary termination of the employee for any reason, including death or disability prior to vesting. The purchase price for repurchased shares was the original price paid and could be paid by cancellation of any indebtedness owed to the Company. The Company's repurchase right lapsed at a rate determined by the Compensation Committee.

        In the event the Company is merged with or into another corporation, or all or substantially all of the Company's assets are sold, each outstanding option and stock purchase rights will be assumed or an equivalent option or stock purchase right will be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option or stock purchase right, the option or right will automatically vest and become exercisable in full for a period of at least fifteen days, after which time the option or right will terminate.

        The Company repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain vesting of restricted stock grants under the 1997 Plan.

2001 Director Option Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, those directors who were not employees of the Company ("Outside Directors") were eligible to receive options to purchase shares of common stock under the 2001 Director Option Plan ("2001 Plan"). The 2001 Plan was adopted by the Board of Directors on March 2, 2001 and was approved by the Company's stockholders in May 2001. In July 2001, the Board of Directors amended the 2001 Plan. The 2001 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2007, there were options to purchase 360,000 shares of common stock outstanding under the 2001 Plan. The Compensation Committee was the administrator of the 2001 Plan.

        Under the terms of the 2001 Plan, each Outside Director was automatically granted an option to purchase eighty thousand shares of common stock ("First Option") on the date on which such person first became an Outside Director ("Anniversary Date"). A director who was an employee of the Company and ceased employment with the Company to become an Outside Director could receive an option to purchase twenty thousand shares of common stock (a "Subsequent Option") at the Company's first annual meeting of stockholders following such conversion to an Outside Director and at each subsequent annual stockholder meeting thereafter, provided that he or she was serving as an Outside Director on each such date. As such time as each Outside Director's First Option was fully vested, each Outside Director was automatically granted a Subsequent Option on the Anniversary Date of each year provided that he or she was then an Outside Director.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

The 2003 Nonstatutory Stock Option Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, directors, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of the Company's common stock under the 2003 Nonstatutory Stock Option Plan ("2003 Plan"). The 2003 Plan was adopted by the Board of Directors on April 15, 2003. Only nonstatutory stock options, which would not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, could be granted under the 2003 Plan. The 2003 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2007, options to purchase 710,635 shares of common stock were outstanding under the 2003 Plan.

        The 2003 Plan has been administered by the Compensation Committee. The Compensation Committee oversaw the selection of the eligible persons to whom options would be granted and determined the number of shares subject to the option, exercise prices, vesting periods and other terms applicable to each option.

        Options granted under the 2003 Plan generally vest and become exercisable over four years, and may be exercised at any time after they vest but before their expiration date. Options will generally terminate (i) 12 months after the death or employment termination due to disability of an option holder and (ii) three months after termination of an option holder's service for any other reason other than for disability or due to the option holder's death. No option, however, may be exercised more than ten years after the grant date.

        In the event of the Company's "change in control," the 2003 Plan provides for each outstanding option to be assumed or an equivalent option or right to be substituted by the successor corporation or its parent or subsidiary. If the successor corporation refuses to assume or substitute for the option, the option will automatically vest and become exercisable in full for a period determined by the compensation committee, after which time the option will terminate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

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

Advanced Communication Devices Corporation Incentive Program:

        In February 2006 the Company sold substantially all of the assets and selected liabilities of its semiconductor design operations, including the assets related to its prior acquisition of ACD. As a result, all participants' service with the Company was voluntarily terminated and all shares subject to award that were not yet earned or distributed were cancelled.

Stock Award and Stock Option Activity

        In past years, the Company has granted equity awards consisting primarily of stock options. During fiscal 2007, the Company granted equity awards using a mixture of restricted stock units, restricted shares, and stock options. As of December 31, 2007, 2006, and 2005, the number of shares of common stock available for issuance pursuant to future grants under equity compensation plans was 5,973,324, 11,238,850, and 6,345,767, respectively.

        The following summarizes the Company's stock options activity:

	Number of shares outstanding	Weighted average exercise price
Options Outstanding, January 1, 2005	18,488,946	$21.62
Options Authorized in 2005	—
Options Granted	5,605,623	9.08
Options Exercised	(348,450)	3.42
Options Forfeited or Expired	(3,838,109)	21.96

Options Outstanding, December 31, 2005	19,908,010	$18.34
Options Authorized in 2006
Options Granted	5,430,957	6.14
Options Exercised	(281,077)	1.39
Options Forfeited or Expired	(5,424,040)	19.04

Options Outstanding, December 31, 2006	19,633,850	$15.01
Options Authorized in 2007	—
Options Granted	1,637,475	4.59
Options Exercised	(2,246)	0.25
Options Forfeited or Expired	(3,621,962)	15.67

Options Outstanding, December 31, 2007	17,647,117	$13.91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        The following summarizes the Company's restricted stock unit activity:

	Shares	Weighted average grant date fair value
Units Outstanding, December 31, 2006	—	$—
Units Granted	5,273,337	2.92
Units Vested	(689,655)	2.90
Units Canceled	(13,500)	2.90

Units Outstanding, December 31, 2007	4,570,182	$2.92

        In November 2007, our Compensation Committee granted 962,249 shares of performance-based restricted stock units to certain senior executive officers. The vesting of the performance-based restricted stock units for these 2007 awards is over two years, each award being subject to the attainment of goals determined by the Compensation Committee. The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company's stock price as these awards are "marked to market" periodically prior to the date of the Compensation Committee's determination on performance.

        The Company granted restricted stock awards to its employees under the 2006 and 1997 Plans. Such awards generally vest over a period of one to four years from the date of grant. The restricted stock awards have the voting rights of common stock and the shares underlying the restricted stock awards are considered issued and outstanding. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse. The weighted average fair value of restricted shares granted under our equity incentive plans during the years ended December 31, 2007, 2006 and 2005 was $2.96, $7.69, and $8.15 per share, respectively. The grant of restricted stock awards is deducted from the shares available for grant under the Company's stock option plan. Nonvested restricted stock as of December 31, 2007 and changes during the year ended December 31, 2007 are summarized below:

	Shares	Weighted average grant date fair value
Restricted shares granted under 2006 and 1997 Plans
Nonvested at December 31, 2006	535,320	$12.99
Granted	7,290,814	2.96
Vested	(1,441,356)	6.08
Forfeited	(15,258)	4.58

Total nonvested at December 31, 2007	6,369,520	$3.09

        During the year ended December 31, 2007, 1.4 million shares of restricted stock vested and were no longer subject to repurchase rights of the Company. The total fair value of restricted stock vested during the year ended December 31, 2007 was $4.8 million. The Company also granted 7.3 million shares of restricted stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        During the year ended December 31, 2006, 72,442 shares of restricted stock vested and were no longer subject to repurchase rights of the Company. The total fair value of restricted stock vested during the year ended December 31, 2006 was $0.6 million. The Company also granted rights to purchase 301,133 shares of restricted stock to executive officers of the Company which were allowed to lapse unexercised in March 2006.

        In their place, in February 2007, the Compensation Committee of the Board of Directors of the Company determined that certain executive officers, based on their level of performance during the Company's 2006 fiscal year, are eligible to receive 203,000 shares of common stock in the aggregate. On November 30, 2007, the Committee approved the issuance of 163,000 of such shares. The remaining 40,000 shares that were issuable were forfeited as a result of the resignation of the executive officer. The Performance Stock is included in the Company's computation of stock-based compensation expense for the year ended December 31, 2006 and the related forfeiture recognized in fiscal 2007. No shares of restricted stock vested during fiscal 2005.

        In connection with the October 2002 acquisition of Shanghai Yi Yun Telecom Technology Co. Ltd. ("Shanghai Yi Yun"), the Company issued 514,290 shares of restricted stock valued at that time at $9.0 million to the Shanghai Yi Yun employees that were hired by one of the Company's subsidiaries. Such shares of restricted stock cliff vested over five years through 2007, with accelerated vesting upon the achievement of specified milestones. The Company has treated these 514,290 shares of restricted stock as deferred compensation. During 2003, 226,302 of these shares vested upon achievement of specified milestones. During 2007, 281,120 shares vested and 6,868 shares were forfeited leaving no outstanding shares remaining as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        Information regarding the stock options outstanding at December 31, 2007, is summarized below:

		Options Outstanding				Options Exercisable
Range of exercise price		Outstanding at December 31, 2007	Weighted average exercise price	Intrinsic value	Weighted average remaining contractual life	Exercisable at December 31, 2007	Weighted average exercise price	Intrinsic value
				(in thousands)	(in years)			(in thousands)
$0.06	$4.50	2,209,904	$3.38	$80,938	5.5	631,412	$4.09	$80,938
5.53	6.25	3,377,097	6.24	—	8.2	1,843,491	6.24	—
6.31	7.77	1,951,855	6.73	—	7.9	1,071,064	6.77	—
7.79	11.07	2,084,816	10.08	—	6.9	1,466,857	10.08	—
11.11	17.87	2,141,106	14.89	—	4.5	1,940,845	14.76	—
17.88	20.75	1,771,675	19.65	—	4.6	1,767,707	19.66	—
20.82	26.34	2,360,946	25.31	—	5.5	2,354,177	25.32	—
26.34	42.08	1,694,718	31.74	—	5.7	1,694,593	31.75	—
43.02	43.02	5,000	43.02	—	5.7	5,000	43.02	—
45.21	45.21	50,000	45.21	—	5.6	50,000	45.21	—

$0.06	$45.21	17,647,117	$13.91	$80,938	6.2	12,825,146	$16.80	$80,938

Options exercisable and expected to vest December 31, 2007		17,029,686	$14.21	$80,938

        The intrinsic value represents the total pre-tax intrinsic value and is calculated as the difference between the market value as reported by NASDAQ on December 31, 2007 of $2.75 and the exercise price of the in-the-money shares. During the years ended December 31, 2007, 2006 and 2005, the total pre-tax intrinsic value of options exercised was an immaterial amount, $0.5 million and $0.8 million, respectively, determined as of the date of the exercise. The weighted average remaining contractual life of options exercisable was 5.8 years, and the weighted average remaining contractual life of options expected to vest was 6.0 years as of December 31, 2007.

2000 Employee Stock Purchase Plan:

        In February 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan ("ESPP"). The purchase plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.

        The Company had reserved 1,914,934 shares of common stock for sale under the stock purchase plan at December 31, 2007. The number of shares reserved for sale under the plan will be increased annually on the first day of each fiscal year beginning in 2001 by an amount equal to 2.0 million shares, or 2% of the outstanding shares of the Company's common stock on that date, or a lesser amount determined by the Board of Directors. The stock purchase plan is administered by the Board or a committee appointed by the Board.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

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

Stock-Based Compensation

        SFAS 123(R) requires the use of option-pricing models that were not developed for use in valuing employee stock options. The Company has used the Black-Scholes option pricing model ("Black-Scholes model") method of valuation for share-based awards granted prior to December 31, 2005, and has continued to use the Black-Scholes model for subsequent share-based payment awards. The Black-Scholes model was developed for use in estimating the fair value of short-lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

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

        Pro forma information required under SFAS 123(R) for 2005, as if we had applied the fair value recognition provisions of SFAS 123 to options granted under our equity incentive plans, is as follows:

Year ended December 31, 2005
(in thousands, except per share data)
Basic
Net (loss) income:
As reported	$(532,645)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,947
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(23,142)

Pro forma net income (loss)	$(550,840)

Basic (loss) earnings per share:
As reported	$(4.55)
Pro forma	$(4.71)
Diluted
Net (loss) income:
As reported	$(532,645)
Effect of dilutive securities—convertible subordinated notes	—
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4,947
Deduct: Total compensation expense determined under fair value based method for all awards, net of related tax effects	(23,142)

Pro forma diluted net (loss) income	$(550,840)

Diluted (loss) earnings per share:
As reported	$(4.55)
Pro forma	$(4.71)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        The fair value of share based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
Stock Options:
	2007	2006	2005(1)
Expected term in years	4.5	4.0	4.0
Weighted average risk-free interest rate	3.83%	4.66%	4.01%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	62%	57%	61%

	Years ended December 31,
ESPP Shares:
	2007	2006	2005(1)
Expected term in years	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Weighted average risk-free interest rate	3.46%	4.42%	2.69%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	61%	63%	52%

    (1)
    Estimated assumptions used in calculating fair value prior to the adoption of SFAS No. 123(R).

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

        At December 31, 2007, there was approximately $31.0 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. The weighted average fair value of options granted under the stock option plans during the years ended December 31, 2007, 2006 and 2005 was $1.64, $3.07, and $4.25 per share, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—COMMON STOCK AND STOCK INCENTIVE PLANS (Continued)

        The total stock-based compensation cost recognized for the year ended December 31, 2007, 2006 and 2005 was as follows:

	Years Ended December 31,
	2007	2006	2005
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options and purchase plans	$6,309	$14,820	$(1,290)
Restricted shares and restricted stock units	6,483	4,165	2,260
Forfeitures related to disposal of a component of a business	—	(2,393)	—

Total	$12,792	$16,592	$970

        The following table summarizes the stock-based compensation expense recognized in the Company's consolidated statement of operations:

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Cost of net sales	$697	$811	$(85)
Selling, general and administrative	7,988	13,026	(765)
Research and development	4,107	2,755	1,820

Grand Total	$12,792	$16,592	$970

        At December 31, 2007, there was no share-based compensation capitalized within inventory.

NOTE 15—401(K) PLAN

        On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan ("401(k) Plan"), a cash-or-deferred arrangement, which covers the Company's eligible employees who have attained the age of 21. The Company will contribute $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 for the 2007, 2006 and 2005 plan years. The Company's matching contributions are subject to a five-year vesting schedule based upon longevity of employee service with the Company. Matching contributions were $2.5 million, $2.7 million, and $3.2 million for 2007, 2006, and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES

Leases:

        The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013. The minimum future lease payments under the leases at December 31, 2007 were as follows:

Operating
(in thousands)
Years ending December 31:
2008	$14,379
2009	9,179
2010	3,511
2011	1,484
2012 and after	1,583

Total minimum lease payments	$30,136

        Rent expense for the years ended December 31, 2007, 2006 and 2005 was $19.9 million, $21.3 million, and $22.5 million, respectively.

Contractual obligations and commercial commitments:

        As of December 31, 2007, the Company's obligations under contractual obligations and commercial commitments were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years
	(in thousands)
Bank loans	$47,981	$47,981	$—
Convertible subordinated notes	274,600	274,600	—
Interest payable on debt	16,553	16,553	—
Letters of credit	39,987	19,826	20,161
Long-term purchase obligations	$3,055	$—	$3,055

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

Long-term purchase obligations:

        As of December 31, 2007, long-term purchase obligations that have a remaining term in excess of one year include non-cancelable agreements to purchase components, primarily in connection with last time buy agreements (i.e. vendor's final production run for certain inventory components). As at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

December 31, 2007, total commitments under these agreements were approximately $3.1 million. Additionally, the Company has agreed to purchase global data services from Verizon Communications, Inc. ("Verizon"). As of December 31, 2007, the remaining commitment to Verizon under this agreement ceases to be long-term. In connection with the sale of assets to Marvell Technology Group Ltd ("Marvell"), the Company agreed to purchase from Marvell certain chipsets that are being included in the Company's PAS handsets through 2011. These chipsets are being included in certain handset products designed and manufactured by the Company.

Investment commitments:

        As of December 31, 2007, the Company had invested a total of $2.6 million in Global Asia Partners L.P., a fund formed to make private equity investments in private or pre-IPO technology and telecommunications companies in Asia. The Company had a commitment to invest up to a maximum of $5.0 million, but as the result of a reorganization of capital contributions by the partners, reached in April 2005, the Company's capital contribution of $0.6 million in April 2005 was the final capital contribution to be made. In addition, the agreement allows the partnership to re-invest up to $2.5 million that otherwise would have been available to the Company as future distributions. During 2007, the partners agreed to dissolve the partnership as soon as practicably possible.

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

Income tax obligations:

        Effective January 1, 2007, the Company adopted the provisions of FIN 48. As of December 31, 2007, the Company's gross unrecognized tax benefits totaled $79.7 million and are included in Other Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $71.3 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $8.4 million. The Company has not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Litigation

Securities Class Action Litigation

        Beginning in October 2004, several shareholder class action lawsuits alleging federal securities violations were filed against the Company and various officers and directors of our company. The actions have been consolidated in United States District Court for the Northern District of California under the caption In re UTStarcom, Inc. Securities Litigation, Master File No. C-04-4908-JW (PVT). The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased the Company's stock after April 16, 2003 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Softbank. Plaintiffs' complaint seeks recovery of damages in an unspecified amount.

        On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. That motion has been briefed and argued, but has not yet been decided by the Court.

        On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning our historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint.

        Due to the preliminary status of these lawsuits and uncertainties related to litigation, management is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management is unable at this time to estimate the effects of these complaints on our financial position, results of operations, or cash flows.

Governmental Investigations

        In September 2005, the Company received notice of a formal inquiry by the staff of the Securities & Exchange Commission ("SEC") into certain aspects of the Company's financial disclosures during prior reporting periods and certain other issues. In addition, in December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice ("DOJ") allegations that an agent of the Company's Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company has sponsored. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. The Company is unable to reasonably estimate the total amount of loss, if any, associated with the proceedings. A judgment against the Company may have a material adverse effect on the Company's financial position, results of operations and cash flows.

Shareholder Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company's current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled the Company's demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint. The plaintiff has not yet filed his second amended complaint.

        Due to the preliminary status of this complaint and uncertainties related to litigation, management of the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management of the Company is unable at this time to estimate the effects of this complaint on the Company's financial position, results of operations, or cash flows.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company's directors and officers and various underwriters for the Company's initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including the Company). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The Company's case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases have moved to dismiss. Plaintiffs have also moved for class certification in the six test cases, which the defendants in those cases have opposed. It is unclear whether there will be any revised or future settlement. If the litigation proceeds, management of the Company believes that the Company has meritorious defenses and management of the Company intends to defend the action vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, management of the Company are unable to currently estimate the loss, if any, associated with the litigation.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, the Company asserted that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 ("the '473 patent") through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. The Company seeks declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, denying the Company's allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable. On June 16, 2005, the Company filed a motion to strike Starent's affirmative defense and dismiss Starent's counterclaim alleging inequitable conduct. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that the Company would withdraw its motion to strike. On August 10, 2005, the Company responded to Starent's amended counterclaim filed on July 27, 2005. In early December 2006, the Company filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage, and is stayed pending the outcome of the reissue. The litigation and its outcome cannot be predicted, although management of the Company believes the litigation has merit. Nonetheless, management of the Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

        On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. In its Complaint, the Company asserts that Starent infringes UTStarcom patents U. S. Reg. Nos. 7,173,905; 6,978,128; 6,963,582; 6,975,900; and 6,684,256 through the manufacture, use, offer, for sale, and sale of Starent's ST16 Intelligent Mobile Gateway and ST40 multimedia code platform, that the individual Defendants and Starent have misappropriated valuable Company trade secrets by improperly taking and using the Company's confidential and proprietary information for the benefit of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

Starent, that the individual defendants and Starent have interfered with the Company's business relations and prospective economic advantage by using the misappropriated information to obtain and enhance sales of Starent's products, and that several of Starent's patent applications and one issued patent are based on information obtained by the former employees while at the Company (CommWorks) and on that basis belong to UTStarcom. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendant's motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company's complaint, denying the Company's allegations and asserting a number of affirmative defenses and counterclaims, including non-infringement of the subject patents and alleged tortious interference with prospective economic advantage. The Company has filed an Amended Complaint to allege additional related causes of action. Starent has moved to dismiss certain causes of action of the Amended Complaint. The Court has not yet decided the motion to dismiss. The Court has appointed a special master to handle discovery and issues related to identification of the trade secrets. Discovery is now ongoing. The Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Telemetrix, Inc. Arbitration

        On October 19, 2006, Telemetrix, Inc. ("Telemetrix") filed a formal Request for Arbitration against the Company to the World Intellectual Property Organization ("WIPO") in Geneva, Switzerland. The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003. The Company assumed Telos' rights and obligations under this contract pursuant to the Company's purchase of Telos' assets on May 19, 2004. Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage. In December 2006, the Company filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix. An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of the Company due to Telemetrix's failure to allege sufficient facts in support of a majority of its causes of action. On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract, fraud, interference with contractual relations and interference with prospective economic advantage. The evidentiary hearing is scheduled for July 28-30, 2008. Discovery has begun. The financial impact, if any, of the above claims is not determinable at this time.

Other Litigation

        The Company is a party to other litigation matters and claims that are normal in the course of operations, and while the results of such litigation matters and claims cannot be predicted with certainty, management of the Company believes that the final outcome of such matters will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

NOTE 17—CONCENTRATION OF CREDIT RISK

Financial Risks:

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts and notes receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $424.9 million and $523.7 million of the Company's cash and cash equivalents and short-term investments were on deposit in foreign accounts at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONCENTRATION OF CREDIT RISK (Continued)

        The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The fair value of its investment portfolio would not be significantly affected by either a 10% increase or decrease in interest rates due mainly to the short term nature of most of its investment portfolio. However, the Company's interest income can be sensitive to changes in the general level of U.S and China interest rates since the majority of its funds are invested in instruments with maturities of less than one year. In a declining interest rate environment, as short term investments mature, reinvestment occurs at less favorable market rates. Given the short term nature of certain investments, anticipated declining interest rates will negatively impact the Company's investment income.

        The Company maintains an investment portfolio of various holdings, types and maturities. The Company does not use derivative financial instruments. The Company places its cash investments in instruments that meet high credit quality standards, as specified in its investment policy guidelines. The Company's policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in government-backed notes, commercial paper, floating rate corporate bonds and fixed income corporate bonds. In accordance with its investment policy, all short-term investments are invested in "investment grade" rated securities with minimum A or better ratings. Currently, most of its short-term investments have AA or better ratings.

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

        At December 31, 2007, Sprint Spectrum L.P. and T-Mobile USA, Inc. accounted for approximately 16% and 15%, respectively, of the total accounts receivable of the Company. At December 31, 2006 Jiangsu province had an accounts receivable balance of approximately 11% of the total accounts receivable of the Company.

        The following customers accounted for 10% or more of the Company's net revenues:

	For the year ended December 31,
	2007	2006	2005
Verizon Wireless	22%	14%	12%
T-Mobile USA, Inc.	15%	11%	—
Sprint Spectrum L.P.	13%	—	—
Softbank	—	—	14%

        Approximately 17%, 23%, and 22% of the Company's net sales during 2007, 2006, and 2005, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $129.5 million and $170.4 million, respectively, as of December 31, 2007 and 2006. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—CONCENTRATION OF CREDIT RISK (Continued)

Country Risks:

        Approximately 23%, 32%, and 30% of the Company's sales for the year ended December 31, 2007, 2006, and 2005, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

        Approximately 3%, 5%, and 17% of the Company's sales for the year ended December 31, 2007, 2006, and 2005, respectively, were made in Japan. Accordingly, the political, economic and legal environment and the general state of Japan's economy may influence the Company's business, financial condition and results of operations.

NOTE 18—SEGMENT REPORTING

        During the fourth quarter of 2007, the Company announced a new organization structure to align the business units with its corporate strategy. This new organization structure changed the reporting segments on which the Company measures performance and allocates resources. Effective October 1, 2007, the new reporting segments are as follows:

  •
  Broadband Infrastructure—Focused on the Company's world class portfolio of broadband products.

  •
  Multimedia Communications—Focuses on development and market opportunities in IPTV solutions and Wireless infrastructure technologies

  •
  Personal Communications Division (PCD)—Focused on distribution of mobile handsets outside of China.

  •
  Handsets—Focused on mobile phone business with continued focus on the PAS handset market.

  •
  Services—Focused on providing services and support of our Broadband Infrastructure and Multimedia Communications product lines

  •
  Other—includes Mobile Solutions which focused on development, sales and services for the IPCDMA market; and Custom Solutions which focused on customized telecommunication solution

        The Company's management makes financial decisions based on information it receives from its internal management system and currently evaluates the operating performance of and allocates resources to the reporting segments based on segment revenue and gross profit. Cost of sales and direct expenses in relation to production are assigned to the reporting segments. The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SEGMENT REPORTING (Continued)

        Summarized below are the Company's segment sales and gross profit for the years ended December 31, 2007, 2006 and 2005 based on the current reporting segment structure. The Company has also summarized segment margin for 2007 and 2006 based on the current reporting segment structure. However, this information is not readily available for 2005 and as such it is not included in the presentation. The Company has reclassified its previously reported segment information to conform to the current segment presentation based on its best efforts and judgment.

	Years Ended December 31,
	2007	% of net sales	2006	% of net sales	2005	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$156,844	6%	$201,203	8%	$449,321	16%
Multimedia Communications	307,748	12%	428,176	18%	473,349	16%
PCD	1,664,147	67%	1,339,496	55%	1,369,324	48%
Handsets	234,468	10%	395,812	16%	473,472	16%
Services	61,255	3%	59,730	2%	60,170	2%
Other	42,508	2%	34,444	1%	45,474	2%

	$2,466,970	100%	$2,458,861	100%	$2,871,110	100%

	Years Ended December 31,
	2007	Gross profit %	2006	Gross Profit %	2005	Gross Profit %
	(in thousands)
Gross profit (loss) by Segment
Broadband Infrastructure	$6,237	4%	$(2,874)	(1)%	$140,938	31%
Multimedia Communication	101,940	33%	193,776	45%	124,445	26%
PCD	94,215	6%	39,932	3%	52,812	4%
Handsets	76,219	33%	118,459	30%	58,166	12%
Services	16,964	28%	11,458	19%	26,385	44%
Other	25,876	61%	24,993	73%	33,090	73%

	$321,451	13%	$385,744	16%	$435,836	15%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SEGMENT REPORTING (Continued)

	Years Ended December 31,
	2007	2006
	(in thousands)
Segment Margin and Operating (Loss)
Broadband Infrastructure	$(23,059)	$(35,786)
Multimedia Communication	37,208	133,632
PCD	62,896	5,796
Handsets	24,869	66,391
Services	13,189	6,273
Other	(10,467)	(16,358)

Total segment margin	$104,636	$159,948
General and Corporate	(316,681)	(298,108)

Operating Loss	$(212,045)	$(138,160)

        The segment margin includes all direct expenses related to operations of the segment such as direct product management and research and development expenses. General and corporate expenses include all un-allocated expenses such as sales and marketing, general and administration, common research and development expenses, equity award related charges, amortization of intangibles and restructuring and impairment charges. The Company excludes these items consistent with the manner in which it internally evaluates the performance of the segments.

        Assets by segment are as follows:

	December 31,
	2007	2006
	(in thousands)
Property, Plant and Equipment, net
Broadband Infrastructure	$42,756	$39,549
Multimedia Communications	77,478	81,371
PCD	1,513	2,377
Handsets	43,191	43,596
Services	43,922	44,334
Other	234	1,928

Total	$209,094	$213,155

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SEGMENT REPORTING (Continued)

	December 31,
	2007	2006
	(in thousands)
Total assets
Broadband Infrastructure	$518,742	$403,594
Multimedia Communications	605,930	895,683
PCD	357,004	414,295
Handsets	360,075	508,121
Services	85,269	81,801
Other	57,568	79,811

Total	$1,984,588	$2,383,305

        Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical areas are as follows:

	Years Ended December 31,
	2007		2006		2005
	(in thousands)
Sales by region
United States	1,665,021	67%	1,351,839	55%	1,332,213	46%
China	560,548	23%	785,525	32%	870,612	30%
Japan	70,155	3%	136,877	6%	479,114	17%
Other	171,246	7%	184,620	7%	189,171	7%

	$2,466,970	100%	$2,458,861	100%	$2,871,110	100%

        Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	December 31,
	2007	2006
	(in thousands)
U.S.	$18,470	$14,354
China	185,070	191,517
Other	5,554	7,284

Total long-lived assets	$209,094	$213,155

NOTE 19—RELATED PARTY TRANSACTIONS

Softbank and affiliates

        The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name "YAHOO! BB." The Company supports Softbank's fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank's new internet protocol television ("IPTV"), through sales of its RollingStream™ product.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—RELATED PARTY TRANSACTIONS (Continued)

        During 2007, 2006 and 2005, the Company recognized revenue of $67.8 million, $130.8 million and $475.3 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank. Included in revenue for the year ended December 31, 2006 was a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for multimedia communications products.

        Included in accounts receivable at December 31, 2007 and 2006 were $26.2 million and $29.9 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable from Softbank and its affiliates at December 31, 2007 and 2006.

        Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of December 31, 2007, the Company's customer advance balance related to Softbank agreements was $0.3 million compared to no balance as of December 31, 2006. The current deferred revenue balance related to Softbank was $5.6 million and $11.6 million as of December 31, 2007 and December 31, 2006, respectively. As of December 31, 2007, the Company's noncurrent deferred revenue balance related to Softbank was $10.1 million compared to $11.5 million as of December 31, 2006.

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

        During the year ended December 31, 2007, 2006 and 2005, the Company recorded an immaterial amount, $0.6 million and $1.3 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled during the first quarter of 2007 compared to a balance of approximately $1.0 million as of December 31, 2006 which was included in prepaid and other current assets.

        As of December 31, 2007, Softbank beneficially owned approximately 12% of the Company's outstanding stock.

Audiovox

        One of the Company's officers also serves as a director for Audiovox Corporation ("Audiovox"). During 2007, 2006 and 2005, the Company paid approximately $2.1 million, $1.4 million and $0.7 million, respectively, for IT services provided by Audiovox.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—RESTRUCTURING COST

2007

        In the fourth quarter of 2007, the Company implemented a restructuring plan (the "Plan") to reduce operating costs, which included a worldwide reduction in force of approximately 11% of the Company's headcount, or approximately 700 employees. The workforce reduction was primarily in the United States and China and, to a lesser degree, other international locations. The Company incurred a restructuring charge of $14.5 million during the fourth quarter of 2007, comprised largely of cash payments associated with one-time severance benefits and facilities related cost. During the quarter, $11.3 million was paid and as of December 31, 2007, the remaining $3.2 million of the restructuring expense was included in other current liabilities and it is expected to be paid in 2008.

        The following table shows the total amount of costs incurred by segment in connection with the restructuring plan:

Year ended December 31, 2007
(in thousands)
Broadband	$1,861
Multimedia Communications	5,039
Handsets	3,355
Services	2,858
Other	1,361

Total	$14,474

2005

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

        During the year ended December 31, 2006, the Company recorded a reduction of $1.1 million to the restructuring plan accrual, primarily consisting of (i) $0.8 million in asset impairment/exit cost and (ii) $0.3 million related to severance payments. During the third quarter of 2007, the remaining restructuring accrual was paid and the 2005 restructuring plan is complete.

        In 2005, the Company incurred $35.3 million in expenses related to the restructuring plan actions, primarily consisting of (i) $15.2 million related to severance payments, (ii) $14.5 million in asset impairments primarily related to the write-off of equipment and licenses associated with discontinued products, which are included in operating expenses, and (iii) $5.6 million in inventory write-off associated with discontinued products. Included in severance is a $1.8 million non-cash reversal of a housing allowance accrual in China. Restructuring expense related to the inventory write-off was included in cost of sales in the consolidated statements of operations. As a result of these actions, approximately 1,595 employees were terminated or placed in the workforce reduction programs during fiscal 2005. As of December 31, 2005, headcount reductions from this plan were completed.

        Included in the $35.3 million restructuring charge for the year ended December 31, 2005 was $5.6 million recorded within cost of net sales and $29.7 million recorded as an operating expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—VARIABLE INTEREST ENTITIES

        During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan, partially secured by an indirect ownership interest in the venture, is payable in 10 years and may be called early without penalty. As a result of the foregoing, and the fact that the venture's continuing viability is heavily dependent on the further provision of network and terminal equipment by the Company, the Company has determined that the venture is a VIE and that the Company is the primary beneficiary of the venture. Therefore, this venture is consolidated into the Company's results as of December 31, 2007, 2006 and 2005. This VIE had insignificant revenue during each of the three years in the period ended December 31, 2007 and had net losses of $7.5 million, $3.5 million and $0.9 million for 2007, 2006 and 2005, respectively. The consolidation of this VIE represented $19.3 million and $17.2 million of the total assets of the Company as of December 31, 2007 and December 31, 2006. The liabilities of the VIE consolidated by the Company do not represent additional claims on the Company's general assets; rather they represent claims against the specific assets of the VIE. Likewise, the assets of the VIE consolidated by the Company do not represent additional assets available to satisfy claims against the Company's general assets. The creditors of the VIE do not have recourse to the Company, thereby limiting the liability risks associated with the Company's variable interests in the VIE.

        In the first quarter of 2005, the Company invested in an additional entity, which is considered a VIE, where the Company is the primary beneficiary and does not hold a majority voting interest. This VIE was established to install, develop and operate a PAS network in Mongolia. The creditors of this VIE have no recourse to the Company. In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice allegations that an agent of the joint venture had offered payments to a Mongolian government official, in possible violation of the Foreign Corrupt Practices Act. The Audit Committee authorized an independent investigation into the matter. As a result of the investigation, the Company wrote off $1.2 million of assets and established a $2.6 million VAT reserve at December 31, 2005. The investigation is still ongoing. The consolidation of this entity resulted in a $6.0 million increase in both total assets and total liabilities and equity as of December 31, 2005. In the first quarter of 2006, the Company decided to terminate the joint venture arrangement and wrote off the remaining net assets of approximately $4.7 million. In November 2006, the Board of Directors of the VIE approved dissolution of the joint venture. As a result, the Company ceased to be the primary beneficiary of this VIE and the asset and the liabilities of the VIE were not consolidated as of December 31, 2006. The $2.6 million VAT reserve was reversed accordingly as management concluded that it is remote that the Company would be required to pay such tax for the dissolved joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended December 31, 2007	Three months ended September 30, 2007	Three months ended June 30, 2007	Three months ended March 31, 2007
Net sales
Unrelated party	$791,518	$626,861	$518,014	$462,786
Related party	14,812	19,633	20,231	13,116

	806,330	646,494	538,245	475,902
Cost of net sales
Unrelated party	695,579	567,389	441,954	391,850
Related party	8,747	14,672	16,561	8,767

Gross profit	102,004	64,433	79,730	75,285

Operating expenses:
Selling, general and administrative	76,146	74,297	88,865	79,837
Research and development	40,575	41,881	42,158	43,662
Amortization of intangible assets	3,824	4,046	4,046	4,046
Gain on sale of semiconductor design assets	—	(4,271)	—	—
Impairment of long-lived assets	19,912	—	—	—
Restructuring	14,474	—	—	—

Total operating expenses	154,931	115,953	135,069	127,545

Operating (loss) income	(52,927)	(51,520)	(55,339)	(52,260)

Interest income	3,130	3,029	3,395	4,910
Interest expense	(9,742)	(8,888)	(7,321)	(6,725)
Other income (expense), net	56,318	4,347	158	3,970

(Loss) income before income taxes, minority interest and equity in loss of affiliated companies	(3,221)	(53,032)	(59,107)	(50,105)
Income tax (expense) benefit	(22,164)	(3,095)	(3,298)	(4,341)
Minority interest in losses of consolidated subsidiaries	828	799	698	464

Net (loss) income	$(24,557)	$(55,328)	$(61,707)	$(53,982)

(Loss) earnings per share:
—Basic	$(0.20)	$(0.46)	$(0.51)	$(0.45)
—Diluted	$(0.20)	$(0.46)	$(0.51)	$(0.45)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three months ended December 31, 2006	Three months ended September 30, 2006	Three months ended June 30, 2006	Three months ended March 31, 2006
Net sales
Unrelated party	$685,719	$571,190	$514,033	$557,164
Related party	18,737	29,709	37,493	44,817

	704,456	600,899	551,526	601,981
Cost of net sales
Unrelated party	610,970	504,179	414,210	461,608
Related party	15,283	21,919	28,366	16,582

Gross profit(1)	78,203	74,801	108,950	123,791

Operating expenses (income):
Selling, general and administrative	87,547	80,076	83,109	83,724
Research and development	43,559	46,305	46,603	46,402
Amortization of intangible assets	4,304	4,821	4,821	4,925
Gain on sale of semiconductor design assets	—	(12,291)	—	—

Total operating expenses	135,410	118,911	134,533	135,051

Operating loss	(57,207)	(44,110)	(25,583)	(11,260)

Interest income	4,136	3,214	3,947	3,532
Interest expense	(2,402)	(2,620)	(3,166)	(3,500)
Other (expense) income, net	(11,198)	1,835	6,887	3,568

Loss before income taxes, minority interest and equity in loss of affiliated companies(2)	(66,671)	(41,681)	(17,915)	(7,660)
Income tax (expense) benefit	23,991	(1,459)	(4,669)	(2,839)
Minority interest in losses of consolidated subsidiaries	651	92	259	556

Net loss	$(42,029)	$(43,048)	$(22,325)	$(9,943)

Loss per share:
—Basic	$(0.35)	$(0.36)	$(0.19)	$(0.08)
—Diluted	$(0.35)	$(0.36)	$(0.19)	$(0.08)

(1)
Gross profit in the fourth quarter of 2006 was unfavorably impacted by a $32.1 million loss contract provision.

(2)
Net loss for the fourth quarter of 2006 included a $13.5 million other than temporary impairment charge for a long-term investment.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

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

        In connection with the preparation of this annual report on Form 10-K ("Form 10-K"), the Company carried out an evaluation as of December 31, 2007 under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2007 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under "Management's Annual Report on Internal Control over Financial Reporting."

        To address these material weaknesses, the Company performed additional analyses and other procedures (described below under the subheading "Interim Measures") to ensure that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). Accordingly, Company management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented and that this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management's Annual Report on Internal Control over Financial Reporting

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

        Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2007.

          1.    The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations.    This control deficiency may have permitted violations of certain Securities and Exchange Commission ("SEC") regulations related to previous financial disclosures and the Foreign Corrupt Practices Act ("FCPA"), related to alleged potential payments made to government officials.

        The material weakness described above could result in a misstatement of the Company's consolidated financial statements that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected.

          2.    The Company did not maintain effective controls at its U.S. headquarters over the appropriate matching of costs of sales with revenue and recording the reserves for losses on customer contracts and the associated cost of sales.    Specifically, the Company's controls were not designed or did not operate effectively, to ensure that cost of sales was recorded completely and accurately when revenue was recognized, as well ensuring that all costs related to reserves for losses on customer contracts were recorded in the appropriate period and that existing reserves were adequate. These processes were not always performed correctly or timely, and there was inadequate management review to detect calculation and/or posting errors. These control deficiencies resulted in adjustments to the consolidated financial statements for the quarter ended September 30, 2007 and for the year ended December 31, 2007 to correct the reserves for losses on customer contracts and the associated cost of sales, and for the each of the quarters ended June 30, 2007 and September 30, 2007 to correct cost of sales and the related inventory accounts.

          3.    The Company did not maintain effective controls at its U.S. headquarters over its process to ensure the complete, accurate and timely preparation and review of its consolidated financial statements in accordance with GAAP.    Specifically, the Company did not have effective controls to ensure the complete and accurate preparation and review of its consolidated financial statements and disclosures, including the statement of cash flows, segment reporting and certain other footnote disclosures. These processes were not always performed correctly or timely, and/or there was inadequate management review. These control deficiencies resulted in audit adjustments and additional disclosures to the consolidated financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 and for the year ended December 31, 2007.

        The two material weaknesses described above could result in a misstatement of the aforementioned accounts and disclosures that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected.

        Because of these material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Management's Planned Remediation Initiatives and Interim Measures

        The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described above. In particular, the Company has implemented and/or plans to implement during 2008 the specific remediation initiatives described below. In addition, in connection with preparation of the

2007 annual consolidated financial statements included in this Form 10-K, the Company has undertaken the additional measures described under the subheading "Interim Measures" below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's 2007 annual consolidated financial statements and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management and included in this Form 10-K.

Remediation Initiatives

          1.     To remediate the material weakness described above in "1. The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations,," the Company launched a formal investigation at the direction of the audit committee of the Company's Board of Directors ("Audit Committee") to review alleged violations of the FCPA during the second quarter of 2006; refer to "Governmental Investigations" under "ITEM 3—LEGAL PROCEEDINGS" for additional information. Throughout the course of this investigation, the Company has taken and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In addition, in the third and fourth quarters of 2007, the Company provided training to personnel in offices in various regions including North America, Europe, China and India and, in 2008, plans to continue to provide training and expand its coverage to personnel employed in other regions and countries. In addition, the Company's internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company's efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

          2.     To remediate the material weaknesses described in 2. over "appropriately matching of costs of sales with revenue and recording the reserves for losses on customer contracts and the associated cost of sales," the Company's planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

                i.  The Company effected changes in the overall design and structure of its financial reporting organization, in the months of September and October of 2007. These changes have enabled, and are expected to continue to foster, improvements in the flow of information between various groups within finance, and enhancements in various processes including the review of the sales contracts' gross margins to ensure proper matching of cost to revenue, and identification of loss contracts as well as the review of the accuracy and adequacy of existing reserves for losses on customer contracts.

               ii.  The Company plans in 2008 to enhance its processes and procedures to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized, and the accuracy and adequacy of recording of the reserves for losses on customer contracts. The revised processes include involving and obtaining detailed and timely input from business unit, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. New reports have been developed and reports and procedures will continue to be enhanced as necessary to facilitate the accuracy of accounting for these processes. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

          3.     To remediate the material weaknesses described in 3 over "its process to ensure the complete and accurate preparation and review of its consolidated financial statements and disclosures in accordance with GAAP," the Company's planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of preventing the complete, accurate and timely preparation and review of the Company's consolidated financial statements in future financial periods. These measures include the following:

                i.  During the fourth quarter of 2006 and throughout 2007, the Company implemented, and in 2008, the Company plans to continue to enhance and improve month and quarter-end closing procedures within its corporate accounting function to standardize its processes for financial review to ensure that reviewers at its U.S. headquarters analyze and monitor financial information in a consistent and thorough manner.

               ii.  During the fourth quarter of 2006 and throughout 2007, the Company implemented, and in 2008, the Company plans to continue to enhance and improve the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act.

Interim Measures

        Management has not yet implemented all of the measures described above under the heading "Remediation Initiatives" and/or tested them. Nevertheless, management believes the measures identified above to the extent they have been implemented, together with other measures undertaken by the Company in connection with the 2007 year end consolidated financial statement reporting process and described below, address the identified control deficiencies identified above in "Management's Annual Report on Internal Control over Financial Reporting." These other measures include the following:

          1.     The Company retained on an interim basis outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company's management, to assist with its review in a number of areas including inventory reserves and SEC external financial reporting.

          2.     The Company implemented and performed a number of additional detailed procedures and a comprehensive review of its accounting in various areas, including:

            a)    Analysis of the backlog report, gross margin report and contract analysis report, enhanced discussions with business unit, finance personnel in various locations, operations and sales and services personnel to enhance the information available for finance to analyze, and thorough review of related sales and cost information to determine the reserves for losses on customer contracts and associated cost of sales.

            b)    A variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system, a thorough review of account reconciliations, and a detailed review at its U.S. headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the 2007 consolidated annual financial statements.

Management's Conclusion

        Management believes the remediation measures described under "Management's Planned Remediation Initiatives and Interim Measures" above will strengthen the Company's internal control over financial reporting and remediate the material weaknesses identified in "Management's Annual Report on Internal Control over Financial Reporting." However, management has not yet implemented all of these measures and/or tested them. Management believes that the interim measures described under "Management's Planned Remediation Initiatives and Interim Measures" above to the extent they have been implemented, provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements included in this Annual Report on Form 10-K and has discussed its conclusions with the Company's Audit Committee.

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

Remediation of Material Weaknesses Reported in 2006

        As of December 31, 2007, the Company believes it has effectively remediated the following material weaknesses in internal control over financial reporting that were included in "Management's Report on Internal Control over Financial Reporting" in "Item 9A—Controls and Procedures" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006:

          1.     Maintaining effective financial reporting processes, including sufficient formalized and consistent finance and accounting policies and procedures and preventing or detecting instances of non-compliance with such policies and procedures.

          2.     Preventing or detecting instances of override related to controls in China over customer agreements.

          3.     Maintaining effective controls at the Company's U.S. headquarters over the accounting for inventory, specifically finished goods at customer sites, inventory reserves and deferred cost accounts.

          4.     Maintaining effective controls at the Company's U.S. headquarters over accounting for warranty reserves and associated cost of sales.

          5.     Maintaining effective controls over accounting for and disclosure of stock-based compensation expense.

        For additional information relating to the control deficiencies that resulted in these material weaknesses listed above, please see the discussion under "Management's Report on Internal Control over Financial Reporting" in "Item 9A—Controls and Procedures" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

        During 2006 and 2007, the Company developed and implemented remediation measures to address the five material weaknesses listed above. As described in the Company's Annual Report on Form 10-K for fiscal year 2006, the remediation measures included the following:

          1.     Maintaining effective financial reporting processes including sufficient formalized and consistent finance and accounting policies and procedures and preventing or detecting instances of non-compliance with such policies and procedures—In the fourth quarter of 2006, the Company's finance department commenced an initiative to "refresh" its finance and accounting policies and procedures. Through this initiative, which was ongoing throughout 2007, the Company's financial policies and procedures were reviewed for completeness, accuracy and adequacy, updated and brought current, and standardized globally as necessary and appropriate. Policies and procedures were publicized and communicated to appropriate employees, as necessary. The Company deems this initiative as the foundation for the process to maintain and keep current its finance and accounting policies and procedures on a go-forward basis. In addition, starting in the fourth quarter of 2006 and throughout 2007, the Company commenced internal audits of controls at the Company's decentralized and remote operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations. These internal audits of controls at decentralized and remote operations are expected to continue through 2008.

          2.     Preventing or detecting instances of override related to controls in China over customer agreements—During 2007, the Company implemented various remediation measures to address this material weakness, which included the following:

                i.  In the period from January to May 2007, the Company effected personnel changes in the sales force in China's western sales region, as well as certain associated sales offices. The Company believes that these changes enabled effective management of the China western sales region's sales operations and enhanced compliance with the Company's policies and procedures, including the Company's Code of Business Conduct and Ethics.

               ii.  The Company revised its policies and procedures related to entering into sales contracts, and document retention to provide for details around the standards for entering into sales agreements and breaches to the Code of Business Conduct and Ethics.

              iii.  The Company provided mandatory training to employees in China's sales organization around control consciousness and has provided and is planning to provide ongoing training to Sales, Contract Management and Finance in China around the Company's policies and procedures, including revenue recognition.

              iv.  The Company implemented processes and various levels of review to ensure that all sales contracts are communicated to Finance timely and completely for consideration.

          3.     Maintaining effective controls over inventory, specifically finished goods at customer sites, inventory reserves and deferred cost accounts—During 2006 and 2007, the Company implemented various remediation measures to address this material weakness, which included the following:

                i.  In November 2006, the Company hired an assistant controller and a shared services manager at its U.S. headquarters whose responsibilities include overseeing the international cost accounting function. These personnel have considerable experience and training in cost accounting and utilization of the relevant Oracle financial system modules. The Company believes the addition of these personnel improved and strengthened the capabilities for the manual analyses and management review required of this function.

               ii.  The Company effected changes in the overall design and structure of its financial reporting organization, in the months of September and October of 2007. These changes enabled improvements in the flow of information between various groups within finance, and enhancements in processes over the classification of offsite inventory and deferred cost balances.

              iii.  The Company implemented new processes and enhanced existing processes, using improved and newly developed reports, and added several levels of reviews to ensure the proper tracking and classification of inventory and deferred cost.

          4.     Maintaining effective controls over accounting for warranty reserves and associated cost of sales—During 2007, the Company implemented various remediation measures to address this material weakness, which included the following:

                i.  In June, 2007 the Company hired a Cost Accounting Manager at its U.S. headquarters whose responsibilities included the warranty reserve calculation. The Company also implemented a review process to ensure the accuracy of this manual analysis.

               ii.  In the third quarter of 2007, the Company enhanced the communication process between finance and operations to ensure timely input from operations personnel and the completeness and accuracy of the information available for finance to analyze.

          5.     Maintaining effective controls over accounting for stock-based compensation expense——During 2006 and 2007, the Company implemented various remediation measures to address this material weakness, which included the following:

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

              iii.  In April 2007, the Company's compensation committee of the board of directors approved an equity award grant policy and procedures ("Awards Policy"). Under this Awards Policy, the Company has adopted the following equity awards grant processes:

        •
        Equity awards were made only on grant dates pre-determined in accordance with the Awards Policy.

        •
        The awards committee (a committee as defined in the Awards Policy consisting of human resources, legal and finance personnel, duly formed and authorized by the compensation committee, with specific, limited authority to approve certain grants of equity awards) ensured completeness and accuracy of the final equity awards grant list.

        •
        All equity awards were approved monthly, at a meeting of the awards committee, the compensation committee or the board of directors, as applicable.

              iv.  Relevant personnel at the Company were provided training in the equity awards granting and accounting process.

               v.  In April 2007, the Company created the position of and hired a new chief ethics officer, to provide focused executive leadership in the area of corporate ethics and integrity.

Management's Conclusion

        Management has conducted an assessment, including testing, of the effectiveness of the Company's remediated internal control processes over financial reporting described above under "Remediation of Material Weaknesses Reported in 2006"as of December 31, 2007. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by COSO. Management believes these remediated internal control processes described above effectively mitigated, as of December 31, 2007, the five material weaknesses listed above under "Remediation of Material Weaknesses Reported in 2006."

Changes in Internal Control over Financial Reporting

        The discussion above under "Management's Planned Remediation Initiatives and Interim Measures" and certain of the remediated control processes under "Remediation of Material Weaknesses Reported in 2006" includes a description of the material planned or actual changes to the Company's internal control over financial reporting during the fourth quarter of 2007 and subsequent to December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders. The information regarding current executive officers found under the heading "Executive Officers of the Registrant" in Part I, Item 1 hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information in our Proxy Statement for the 2008 Annual Meeting of Stockholders under the section heading "Section 16(a) Beneficial Ownership Reporting Compliance." The information regarding Audit Committee members and "audit committee financial experts" is incorporated by reference to the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

        We have adopted a Code of Business Conduct and Ethics ("Code of Ethics") that applies to all employees including our principal executive officers. The Code of Ethics is designed to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we are required to file to the SEC and in other public communications, (iii) compliance with applicable laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Ethics to an appropriate person or entity, and (v) accountability for adherence to the Code of Ethics.

        As a supplement to the Code of Ethics, we have also adopted a Code of Ethics for Chief Executive Officer and Senior Financial Officers ("Code of Ethics for Financial Officers"), which is designed to highlight the legal and ethical obligations of the Chief Executive Officer and financial officers. The Code of Ethics for Financial Officers imposes upon applicable officers certain additional internal reporting requirements for acts committed in violation of the Code of Ethics and/or the securities laws.

        Copies of the Code of Ethics and the Code of Ethics for Financial Officers are available on our website at http://investorrelations.utstar.com/governance. Any waiver of the Code of Ethics or Code of Ethics for Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at http://investorrelations.utstar.com/governance.

ITEM 11—EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information, as of December 31, 2007, with respect to compensation plans under which the Company's equity securities are authorized to be issued:

Plan Category(1)	Number of securities to be issued upon exercise/vesting of outstanding options and restricted stock units		Weighted-average exercise price of outstanding options		Number of securities remaining available for equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	21,496,393	(2)	$13.30	(3)	7,886,496	(4)
Equity compensation plans not approved by security holders	710,635	(5)	28.55		—	(6)

Total	22,207,028		$13.92	(3)	7,886,496

(1)
See Note 14 to the Consolidated Financial Statements for a description of the Company's equity compensation plans.

(2)
Includes shares of common stock to be issued upon exercise of options granted under our 2006 Equity Incentive Plan (the "2006 Plan"), our 1997 Stock Plan, and our 2001 Director Option Plan and 4,570,182 shares of our common stock issuable pursuant to restricted stock units under our 2006 Plan.

(3)
Because restricted stock units do not have an exercise price, the 4,570,182 shares of common stock issuable pursuant to RSUs under our 2006 Plan are not included in the calculation of weighted average exercise price.

(4)
Includes 1,914,934 shares of common stock to be issued upon exercise of options granted under our 2000 Employee Stock Purchase Plan and 5,971,562 shares of common stock available for issuance under our 2006 Plan.

(5)
Includes shares of common stock to be issued upon exercise of options granted under our 2003 Non-Statutory Option Plan. Upon implementation of the 2006 Plan, the remaining securities available for future issuance under the 2003 Non-Statutory Stock Option Plan were rolled into the 2006 Plan. Does not include 5,768 shares and 4,503 shares of common stock subject to outstanding options with a weighted-average price of $2.57 that were assumed in acquisitions of Advanced Communication Devices Corporation and Rolling Streams Systems, Ltd., respectively.

(6)
Does not include 1,762 shares remaining available for future issuance under equity compensation plans related to our acquisition of Rolling Streams Systems, Ltd.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 127 of this Form 10-K.
	(2)	Financial Statement Schedule—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 108 of this Form 10-K.

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/03
3.2	First Amended and Restated Bylaws of UTStarcom, Inc., as amended August 22, 2007.	10-Q	3.2	11/9/07
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—
4.2	Specimen Common Stock Certificate.	S-1/A	4.1	2/7/00
4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/99
4.4	Convertible Subordinated Notes Indenture dated as of March 12, 2003 between UTStarcom, Inc. and U.S. Bank National Association, including the form of the 7/8% Convertible Subordinated Notes due 2008.	10-Q	4.4	5/12/03
4.5	First Supplemental Indenture, dated January 9, 2007, by and between the Company and U.S. Bank National Association.	8-K	99.2	1/10/07
4.6	Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC, as amended on January 14, 2004.	10-K	4.7	4/15/05
4.7	Consent Solicitation Statement dated December 22, 2006 related to the Company's 7/8% Convertible Subordinated Notes due 2008	8-K	99.2	12/22/06
4.8	Amended Letter of Consent related to the Company's 7/8% Convertible Subordinated Notes due 2008	8-K	99.3	1/8/07

4.9	Supplemental Consent Solicitation Statement dated January 8, 2007 related to the Company's 7/8% Convertible Subordinated Notes due 2008	8-K	99.2	1/8/07
4.10	Second Consent Solicitation Statement dated July 19, 2007 relating to the Company's Convertible Subordinated Notes due 2008	8-K	99.2	7/19/07
4.11	Letter of Consent relating to the Company's Convertible Subordinated Notes due 2008.	8-K	99.3	7/19/07
4.12	Second Supplemental Indenture, dated July 26, 2007, by and between the Company and U.S. Bank National Association	8-K	99.1	7/30/07
10.1	Form of Indemnification Agreement.	S-1	10.1	12/20/99
10.2*	1997 Stock Plan, as amended, and forms of related agreements.	10-K	10.4	6/1/06
10.3*	2000 Employee Stock Purchase Plan and forms of related agreements.	S-1	10.5	12/20/99
10.4++	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.	10-Q	10.2	8/14/00
10.5*	Amended 2001 Director Option Plan and forms of related agreements.	10-K	10.66	6/1/06
10.6*	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan.	S-8	4.4	9/15/03
10.7*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement, dated as of January 30, 2008, by and between Hong Liang Lu and UTStarcom, Inc.	8-K	10.1	2/5/08
10.8+	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.97	5/10/04
10.9+	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.98	5/10/04

10.10	Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004.	10-Q	10.101	8/16/04
10.11*	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005.	8-K	10.3	9/12/05
10.12*	Form of Restricted Stock Agreement for use under the Company's 1997 Stock Plan.	8-K	10.1	9/12/05
10.13*	Form of Director and Officer Stock Option Agreement for use under the Company's 1997 Stock Plan	8-K	10.1	12/6/05
10.14*	UTStarcom, Inc. 2006 Equity Incentive Plan (2006 EIP).	8-K	10.1	7/27/06
10.15*	Form of Stock Option Award Agreement for use under the 2006 EIP.	8-K	10.2	7/27/06
10.16*	Form of Stock Option Award Agreement for Directors and Officers for use under the 2006 EIP.	8-K	10.3	7/27/06
10.17*	Form of Restricted Stock Agreement for use under the 2006 EIP.	8-K	10.4	7/27/06
10.18*	Form of Restricted Stock Unit Agreement for use under the 2006 EIP.	8-K	10.5	7/27/06
10.19*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc. dated January 30, 2008.	8-K	10.3	2/5/08
10.20*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Ying Wu and UTStarcom, Inc. dated November 14, 2006.	10-K	10.28	10/10/07
10.21*	Form of Stock Option Amendment Election Form executed by key executive officers and directors.	8-K	10.1	1/4/07
10.22*	Stock Option Amendment Election Form executed by Hong Liang Lu on December 29, 2006.	8-K	10.2	1/4/07
10.23*	Stock Option Amendment Election Form executed by Ying Wu on December 29, 2006.	8-K	10.3	1/4/07

10.24*	Offer Letter to Viraj Patel dated November 2, 2005.	10-Q	10.6	10/10/07
10.25*	Offer Letter to Mark Green dated December 19, 2005.	10-Q	10.7	10/10/07
10.26*	Offer Letter to David King dated April 3, 2006.	10-Q	10.8	10/10/07
10.27*	Employment Agreement by and between Philip Christopher and UTStarcom, Inc. dated June 11, 2004.	10-Q	10.9	10/10/07
10.28++	Strategic Alliance Agreement by and between Pantech & Curitel Communications and UTStarcom Personal Communications LLC dated September 25, 2006.	10-Q	10.11	10/10/07
10.29*	UTStarcom, Inc. Vice President Change in Control and Involuntary Termination Severance Pay Plan.	10-Q	10.12	10/10/07
10.30*	UTStarcom, Inc. Executive Involuntary Termination Severance Pay Plan as amended and restated January 30, 2008	8-K	10.4	2/5/08
10.31*	Amended and Restated Change of Control and Involuntary Termination Severance Agreement between UTStarcom, Inc. and Peter Blackmore, effective January 30, 2008	8-K	10.2	2/5/08
10.32*	Peter Blackmore Offer Letter as amended on October 25, 2007	8-K	99.1	10/31/07
10.33++	Amended and Restated Committed Receivables Purchase Agreement dated March 30, 2007 between UTStarcom Personal Communications LLC and Citibank N.A.	10-Q	10.1	10/17/07
10.34*	Form of Performance Share Agreement for use under the 2006 EIP.	8-K	10.3	11/30/07
10.35*	Form of Performance Unit Agreement for use under the 2006 EIP.	8-K	10.4	11/30/07
10.36*	Retention Agreement between the Company and Francis P. Barton dated November 30, 2007.	8-K	10.2	11/30/07
21.1	Subsidiaries of UTStarcom Inc.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (included on signature page).	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

*
Management contract, plan or arrangement

+
Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

++
Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2007 to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.
Date: March 3, 2008	By:	/s/ FRANCIS P. BARTON
	Name:	Francis P. Barton
	Title:	Executive Vice President and Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ HONG LIANG LU Hong Liang Lu	Chief Executive Officer and Director (principal executive officer)	March 3, 2008
/s/ FRANCIS P. BARTON Francis P. Barton	Executive Vice President, Chief Financial Officer (principal financial officer) and Director	March 3, 2008
/s/ VIRAJ J. PATEL Viraj J. Patel	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)	March 3, 2008
/s/ THOMAS J. TOY Thomas J. Toy	Chairman of the Board of Directors	March 3, 2008
/s/ JEFF CLARKE Jeff Clarke	Director	March 3, 2008
/s/ LARRY D. HORNER Larry D. Horner	Director	March 3, 2008
/s/ ALLEN LENZMEIER Allen Lenzmeier	Director	March 3, 2008

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

REGISTRANT BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$122,193	$147,439
Short-term investments	42,354	—
Accounts receivables—unrelated party, net of allowances for doubtful accounts	28,195	9,251
Accounts receivables—related party	26,256	29,942
Accounts receivables, intercompany	384,924	600,265
Inventories	82,446	32,847
Deferred costs	54,500	47,003
Prepaids and other current assets	21,876	29,198
Restricted cash	5,310	16,194

Total current assets	768,054	912,139
Property, plant and equipment, net	17,582	12,549
Long-term investment	15,074	47,809
Investment in affiliated companies	320,379	302,909
Goodwill	—	3,063
Intangible assets, net	6,501	31,973
Non-current deferred tax asset	37,393	—
Other long-term assets	25,212	27,856

Total assets	$1,190,194	$1,338,298

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$274,600	—
Accounts payable	25,527	$50,849
Accounts payable—intercompany	11,941	23,245
Income taxes payable	7,701	2,056
Customer advances	66,990	48,317
Deferred revenue	18,042	18,078
Current deferred tax liability	52,126	—
Other current liabilities	86,297	115,207

Total current liabilities	543,224	257,752
Long-term deferred revenue	28,994	31,586
Convertible subordinated notes	—	274,600

Total liabilities	572,218	563,938

Stockholders' equity:
Common stock: $0.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 123,467,204 and 121,299,113 at December 31, 2007 and 2006, respectively	152	152
Additional paid-in capital	1,216,691	1,205,592
Treasury Stock	—	(39)
Accumulated deficit	(691,170)	(494,244)
Accumulated other comprehensive income	92,303	62,899

Total stockholders' equity	617,976	774,360

Total liabilities, minority interest and stockholders' equity	$1,190,194	$1,338,298

The accompanying notes are an integral part of these financial statements.

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT

(in thousands)

	2007	2006	2005
Net sales
Unrelated parties	$111,475	$131,292	$103,168
Related parties	66,600	129,782	266,665
Intercompany	86,070	129,326	140,785

	264,145	390,400	510,618
		—	—
Cost of sales		—	—
Unrelated parties	101,705	148,015	129,737
Related parties	48,197	80,450	147,380
Intercompany	83,310	125,920	124,372

Gross profit	30,933	36,015	109,129

Operating expenses:		—	—
Selling, general and administrative	133,196	150,170	133,411
Research and development	26,173	181	63,532
In-process research and development	—	—	660
Amortization of intangible assets	9,800	9,904	11,090
Restructuring charges	3,972	—	13,111
Impairment of long-lived assets	18,851	—	105,874

Total operating expenses	191,992	160,255	327,678

		—	—
Operating loss	(161,059)	(124,240)	(218,549)

		—	—
Interest income	7,418	8,327	4,559
Interest expense	(26,094)	(4,516)	(5,469)
Gain on extinguishment of subordinated notes			31,392
Other income, net	15,026	(52,942)	(13,004)

Loss before income taxes, minority interest and equity in loss of affiliated companies	(164,709)	(173,371)	(201,071)
Equity in net (loss) income of affiliated companies	(8,845)	60,182	(273,588)
Income tax expense	(22,021)	(4,156)	(57,986)

Net loss	$(195,575)	$(117,345)	$(532,645)

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT

(In thousands)

	Years ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(195,575)	$(117,345)	$(532,645)
Adjustment to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,971	23,931	29,497
Stock-based compensation expense	12,792	16,592	863
(Gain) loss on sale of assets	3,341	(2,527)	147
Net gain on long-term investment	(6,223)	—	—
Gain on sale of semiconductor design asset	(4,271)	(12,291)	—
Impairment of long-lived assets	18,851	—	105,874
Non-cash restructuring charges	—	—	7,948
In-process research and development costs	—	—	660
Gain on sale of short-term investment	(53,709)	—	(48,076)
Impairment of long-term investments	—	13,500	—
Provision (recovery) for doubtful accounts	516	(1,150)	—
Provision for deferred cost	2,229	—	—
Provision for inventory reserve	—	27,154	10,173
Gain on extinguishment of debt	—	—	(31,392)
Deferred income taxes	10,357	—	42,095
Equity in (net income) loss of affiliated companies	8,845	(60,182)	273,588
Other	1,591	2,050	(2,763)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	199,568	92,566	37,308
Inventories	(81,660)	(7,832)	(2,329)
Deferred costs	(9,726)	8,034	7,747
Other assets	10,063	(481)	26,296
Accounts payable	(36,626)	25,655	(36,291)
Income taxes payable	5,645	465	(22,590)
Customer advances	18,673	(31,858)	20,026
Deferred revenue	(514)	6,331	13,554
Other current liabilities	(6,702)	(4,174)	74,156

Net cash used in operating activities	(84,564)	(21,562)	(26,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,893)	(8,945)	(9,092)
Investment in affiliates	(830)	(13,179)	(3,795)
Acquisition of business, net of cash acquired	—	—	(5,356)
Proceeds from sale of semiconductor design assets	4,271	35,965	—
Proceeds from sale of long-term investments	3,334	—	—
Purchase of intangible assets	(215)	(908)	(750)
Change in restricted cash	7,192	20,976	(18,473)
Purchase of short-term investments	—	—	(14,132)
Sale of short-term investments	54,526	—	89,770
Other	3	1,538	—

Net cash (used in) provided by investing activities	55,388	35,447	38,172

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	—	390	6,952
Repurchase of stock	(1,654)	(39)	—
Settlement(Purchase) of convertible bond hedge and call option	—	—	1,445
Cash paid to extinguish debt	—	—	(57,136)
Other	5,584	—	—

Net cash provided by (used in) financing activities	3,930	351	(48,739)
Net increase in cash and cash equivalents	(25,246)	14,236	(36,721)
Cash and cash equivalents at beginning of period	147,439	133,203	169,924

Cash and cash equivalents at end of period	$122,193	$147,439	$133,203

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate, parent company basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, inter-company transactions have not been eliminated. Inventory balances at December 31, 2007 and 2006 include intercompany profit of $2.4 million and $2.6 million, respectively. There was $150 million of cash dividends paid by its subsidiaries in China during the year ended December 31, 2007. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2—INVENTORY

        A majority of the Company's inventory as at December 31, 2007 and 2006 is finished goods.

NOTE 3—LONG TERM OBLIGATIONS

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

        Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and a call option transaction. The convertible bond hedge, as amended, allows the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option, as amended, allows the holder to purchase 11.5 million shares of the Company's common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions may be settled at the Company's option either in cash or net shares and expire on March 1, 2008.

        The Company recorded these instruments at cost, and their carrying value at December 31, 2007 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions are expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by the Company to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. The convertible subordinated notes accrued an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes. Payments of the special interest are made in addition to and at the same time and in the

UTSTARCOM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 3—LONG TERM OBLIGATIONS (Continued)

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

        On February 28, 2008, the Company transferred $289.5 million to the Trustee for the Notes (the "Trustee") in order to assure the repayment of our Notes which mature on March 1, 2008. This amount includes a principal payment of $274.6 million and $14.9 million in accrued interest. The Trustee has been instructed to pay all amounts to the Note holders when due.

SCHEDULE II

UTSTARCOM, INC.

Valuation and Qualifying Accounts and Reserves

For the Years Ended December 31, 2007, 2006, and 2005

Description	Balance at beginning of the period	Charged (credited) to costs and expenses	Charged (credited) to other accounts		Adjustments	Balance at end of the period
	(in thousands)
Year ended December 31, 2007
Allowance for doubtful accounts	$53,913	$(8,652)	$—		$467	$45,728
Tax valuation allowance	$235,564	$105,455	$1,942		$—	$342,961
Year ended December 31, 2006,
Allowance for doubtful accounts	$67,794	$(9,730)	$—		$(4,151)	$53,913
Tax valuation allowance	$244,204	$13,918	$(22,558)	(1)	$—	$235,564
Year ended December 31, 2005
Allowance for doubtful accounts	$51,207	$18,210	$—		$(1,623)	$67,794
Tax valuation allowance	$4,900	$237,307	$1,997	(1)	$—	$244,204

(1)
Charged against other comprehensive income

QuickLinks

UTSTARCOM, INC. TABLE OF CONTENTS
ADDITIONAL INFORMATION
PART I
  ITEM 1—BUSINESS
  ITEM 1A—RISK FACTORS
  ITEM 1B—UNRESOLVED STAFF COMMENTS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPANY'S STOCK PERFORMANCE
ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
UTSTARCOM, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
UTSTARCOM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
UTSTARCOM INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (in thousands, except per share amounts)
UTSTARCOM, INC. CONSOLIDATED STATEMENT OF CASHFLOWS (In thousands)
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A—CONTROLS AND PROCEDURES
  ITEM 9B—OTHER INFORMATION
PART III
  ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
  SCHEDULE I
  SCHEDULE I
UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS) CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT (in thousands)
UTSTARCOM, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS
  SCHEDULE II
UTSTARCOM, INC. Valuation and Qualifying Accounts and Reserves For the Years Ended December 31, 2007, 2006, and 2005