Form 10-Q
period 2008-03-31
UTSTARCOM INC
filed 2008-05-15
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 7, 2008 there were 125,099,129 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$298,482	$437,449
Short-term investments	6,637	65,629
Accounts receivable, net of allowances for doubtful accounts of $45,934 and $45,728 at March 31, 2008 and December 31, 2007, respectively	239,891	304,654
Accounts receivable, related parties, net of allowances for doubtful accounts of $0 at March 31, 2008 and December 31, 2007	20,943	26,256
Notes receivable	8,867	12,615
Inventories	330,006	334,467
Deferred costs	191,788	190,260
Deferred tax assets	1,157	1,157
Prepaids and other current assets	141,694	114,037
Short-term restricted cash	13,749	6,442
Total current assets	1,253,214	1,492,966
Property, plant and equipment, net	210,336	209,094
Long-term investments	15,671	16,667
Intangible assets, net	22,985	24,809
Long-term deferred costs	164,922	164,766
Long-term deferred tax assets	56,775	46,277
Other long-term assets	25,750	30,009
Total assets	$1,749,653	$1,984,588

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$214,263	$148,440
Short-term debt	35,907	322,829
Income taxes payable	3,913	1,174
Customer advances	244,947	229,050
Deferred revenue	108,068	100,502
Deferred tax liabilities	49,687	53,922
Other current liabilities	221,088	247,299
Total current liabilities	877,873	1,103,216

Long-term deferred revenue	234,507	236,033
Long-term debt	267	333
Other long-term liabilities	19,979	23,325
Total liabilities	1,132,626	1,362,907

Commitments and contingencies (Note 13)
Minority interest in consolidated subsidiaries	806	3,705
Stockholders’ equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 125,099,129 and 123,467,304 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	152	152
Additional paid-in capital	1,221,567	1,216,691
Accumulated deficit	(665,813)	(691,170)
Accumulated other comprehensive income	60,315	92,303
Total stockholders’ equity	616,221	617,976
Total liabilities, minority interest and stockholders’ equity	$1,749,653	$1,984,588

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended March 31,
	2008	2007

Net sales
Unrelated party	$574,195	$462,786
Related party	11,794	13,116
	585,989	475,902
Cost of net sales
Unrelated party	487,153	391,850
Related party	6,757	8,767
Gross profit	92,079	75,285
Operating expenses:
Selling, general and administrative	79,744	79,837
Research and development	41,400	43,662
Amortization of intangible assets	1,824	4,046
Total net operating expenses	122,968	127,545

Operating loss	(30,889)	(52,260)

Interest income	2,817	4,910
Interest expense	(6,071)	(6,725)
Other income, net	53,970	3,970

Income (loss) before income taxes and minority interest	19,827	(50,105)
Income tax benefit (expense)	5,020	(4,341)
Minority interest in losses of consolidated subsidiaries	510	464
Net income (loss)	$25,357	$(53,982)

Net income (loss) per share - Basic	$0.21	$(0.45)
Net income (loss) per share - Diluted	$0.21	$(0.45)

Weighted average shares used in per-share calculation:
- Basic	122,096	120,900
- Diluted	123,098	120,900

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,357	$(53,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,112	14,744
Gain on sale of investments and liquidation of ownership interest in a variable interest entity	(47,848)	—
Net loss (gain) on sale of fixed assets	8	(2,699)
Stock-based compensation expense	4,795	2,755
Recovery of doubtful accounts	(680)	(5,281)
Provision for (recovery of) deferred costs reserves	320	(1,504)
Deferred income taxes	(11,708)	—
Other	(343)	266
Changes in operating assets and liabilities:
Accounts receivable	75,177	60,296
Inventories	7,650	(2,422)
Deferred costs	8,028	(5,222)
Other assets	(19,588)	(31,433)
Accounts payable	64,287	(41,324)
Income taxes payable	1,414	5,969
Customer advances	19,902	44,298
Deferred revenue	(5,771)	(11,790)
Other current liabilities	(34,404)	(79,336)
Net cash provided by (used in) operating activities	96,708	(106,665)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(7,630)	(5,221)
Proceeds from the disposition of (purchase of) an investment interest	(1,949)	1,800
Proceeds from repayment of loan by a variable interest entity	7,728	—
Change in restricted cash	(4,517)	10,365
Purchase of short-term investments	(6,578)	(15,576)
Proceeds from sale of short-term investments	58,740	10,483
Other	96	(70)
Net cash provided by investing activities	45,890	1,781
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	64,621
Payments on borrowings	(288,861)	(64,676)
Other	2,473	(654)
Net cash used in financing activities	(286,388)	(709)
Effect of exchange rate changes on cash and cash equivalents	4,823	2,120
Net decrease in cash and cash equivalents	(138,967)	(103,473)
Cash and cash equivalents at beginning of period	437,449	661,623
Cash and cash equivalents at end of period	$298,482	$558,150

Supplemental disclosure of cash flow information:
Non-cash operating activity:
Accounts receivable transferred to notes receivable	$2,984	$9,240

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interest in consolidated subsidiaries is shown separately in the condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the consolidated financial statements and accompanying disclosures.  Actual results may be different.  See the Company’s 2007 Annual Report for discussions of the Company’s critical accounting policies and estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

The Company reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the Company’s accumulated deficit aggregated $691.2 million. During the year ended December 31, 2007, the Company used $218.2 million of cash in operations. At December 31, 2007, the Company had cash and cash equivalents of $437.4 million of which $289.5 million was used to repay the convertible subordinated notes due on March 1, 2008 (the “Notes”). This amount included a principal payment of $274.6 million and $14.9 million in accrued interest. At December 31, 2007, $332.4 million of the Company’s cash and cash equivalents were held by its subsidiaries in China and China imposes currency exchange controls on transfers of funds outside of China. Additionally, the available lines of credit in China are significantly less than what has been available to the Company historically and the existing credit facilities in China expire during the fourth quarter of 2008. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company had net income of $25.4 million for the quarter ended March 31, 2008.  In the same quarter, the Company experienced an operating loss of $30.9 million. At March 31, 2008, the Company had an accumulated deficit of $665.8 million.  Cash provided from operations was $96.7 million during the quarter ended March 31, 2008, primarily the result of management of working capital during the quarter in preparation for the repayment of the convertible subordinated notes due March 1, 2008. At March 31, 2008, the Company had cash and cash equivalents of $298.5 million, of which $166.9 million was held by its China subsidiaries and continues to be subject to currency exchange controls on transfers of funds from China.

Management believes that it has developed a liquidity plan that, if executed successfully, will provide sufficient liquidity to finance the Company’s anticipated working capital and capital expenditure requirements for the next 12 months. Management’s liquidity plans include divesting the Company’s noncore assets or operations and obtaining loans from financial institutions. During the quarter ended March 31, 2008, the Company did not consummate any such divestiture transactions and there is no assurance that such divestiture transactions will be consummated in the future on acceptable terms or at all or whether such loans will be available. In addition, through management’s ongoing efforts to improve the Company’s profitability and cash flows, management continues to re-examine all aspects of the Company’s business for areas of improvement and continues to focus on the Company’s fixed cost base and improving the working capital position to better align with operations, market demand and current sales levels. However, if projected sales do not materialize, management may need to further reduce expenses. In addition, the Company may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and debt covenants could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.  Effective January 1, 2008, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to financial assets and financial liabilities measured at fair value on a recurring basis. The adoption of SFAS No. 157 for these financial assets and financial liabilities did not have a material impact on the Company’s financial condition or results of operations in the first quarter of 2008. The new disclosures required by SFAS 157 are included in Note 6. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities.  Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities until January 1, 2009.  The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on the Company’s financial position and results of operations.  While the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for non-financial assets and non-financial liabilities not disclosed at fair value in the consolidated financial statement on at least an annual basis.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The Company adopted SFAS 159 during the first quarter of 2008. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States. As such, the adoption of SFAS 159 did not have an impact on the Company’s financial position or results of operations.

Standards Issued But Not Yet Effective

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the impact of the pending adoption of SFAS 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.   Since SFAS 161 only provides for additional disclosure requirements, there will be no impact on the Company’s financial position or results of operations.

NOTE 3 - STOCK-BASED COMPENSATION

During the quarter ended March 31, 2008, the Company granted equity awards including restricted stock, restricted stock units and stock options. Such awards generally vest over a period of one to four years from the date of grant.  Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding.

In November 2007, the Compensation Committee granted 962,249 shares of performance-based restricted stock units to certain senior executive officers.  On February 26, 2008, the Committee determined, based on the Company’s and each executive officer’s level of performance during the Company’s 2007 fiscal year, that 783,324 shares underlying the previously granted performance-based restricted stock units had been earned, with 50% vesting immediately and 50% vesting on February 28, 2009.  Each performance-based restricted stock unit has a fair value of $2.99 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of February 26, 2008.  The Compensation Committee also granted an additional 1,073,333 performance-based awards to certain senior executive officers, subject to the attainment of goals determined by the Compensation Committee in the quarter ended March 31, 2008.  The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company’s stock price as these awards are “marked to market” periodically prior to the date of the Compensation Committee’s determination on performance.

The total stock-based compensation expense recognized in the condensed consolidated statement of operations is as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Cost of net sales	$260	$124
Selling, general and administrative	3,997	1,705
Research and development	538	926
Total	$4,795	$2,755

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the zero coupon U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock. The weighted average per share fair value of stock options granted and the assumptions used, are as follows:

	Three months ended March 31,
	2008	2007 (1)
Weighted-average per share fair value of grants	$1.44	—
Expected remaining term in years	4.3	—
Weighted average risk-free interest rate	2.25%	—
Expected dividend rate	0.00%	—
Volatility	63%	—

(1) No stock options were granted during the three months ended March 31, 2007.

Option activity as of March 31, 2008 and changes during the three months ended March 31, 2008 are as follows:

	Number of shares outstanding	Weighted average exercise price
	(in thousands)
Options outstanding, December 31, 2007	17,647	$13.91
Options granted	385	2.81
Options exercised	(1)	2.50
Options forfeited or expired	(1,471)	16.99
Options outstanding, March 31, 2008	16,560	$13.38

Nonvested restricted stock and restricted stock units as of March 31, 2008, and changes during the three months ended March 31, 2008, are as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2007	6,370	$3.09
Granted	5,200	2.81
Vested	(1,222)	2.82
Forfeited	(248)	2.90
Nonvested at March 31, 2008	10,100	$2.97

At March 31, 2008, there was approximately $28.1 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, adjusted for forfeitures, which is expected to be recognized over a weighted average period of 2.4 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include convertible subordinated notes prior to their maturity, outstanding stock options, nonvested restricted stock and restricted stock units and Employee Stock Purchase Plan (“ESPP”), which are reflected in diluted net income per share by application of the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of stock-based compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital upon exercise are assumed to be used to repurchase shares.

The following is a summary of the calculation of basic and diluted EPS:

	Three months ended March 31,
	2008	2007
	(in thousands except per share data)
Numerator:
Net earnings (loss) for basic EPS computation	$25,357	$(53,982)
Effect of dilutive securities - convertible subordinated notes	—	—
Net earnings (loss) adjusted for dilutive securities	$25,357	$(53,982)

Denominator:
Shares used to compute basic EPS	122,096	120,900
Dilutive common stock equivalent shares	1,002	—
Shares used to compute diluted EPS	123,098	120,900

Earnings (loss) per share - basic	$0.21	$(0.45)
Earnings (loss) per share - diluted	$0.21	$(0.45)

For the three months ended March 31, 2007, no potential common shares were dilutive because of the net loss in the period.  For the three months ended March 31, 2008, certain stock options, nonvested restricted stock and nonvested restricted stock units whose combined exercise price, unrecognized compensation cost and excess tax benefits were greater than the average market price of the Company’s common stock have also been excluded from the calculation of diluted EPS because to include them would have been anti-dilutive for the period. In addition, weighted shares subject to performance goals totaling 0.2 million were excluded from the computation of diluted earnings per share as of March 31, 2008 because the performance goals had not been attained as of March 31, 2008. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation:

	Three months ended March 31,
	2008	2007
	(in thousands)
Stock options	16,771	19,344
Assumed conversion of convertible subordinated notes	7,611	11,543
Nonvested restricted stock and restricted stock units	503	635
	24,885	31,522

NOTE 5 - COMPREHENSIVE LOSS

The reconciliation of net income (loss) to comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Net income (loss)	$25,357	$(53,982)
Unrealized loss on investments, net of tax	(1,450)	(3,869)
Reclassification adjustment related to realization of previously unrealized gains, net of tax	(38,302)	—
Foreign currency translation	7,764	4,666
Total comprehensive loss	$(6,631)	$(53,185)

The components of accumulated other comprehensive income reported in the condensed consolidated balance sheets were as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(2,425)	$35,949
Foreign currency translation	62,740	56,354
Accumulated other comprehensive income	$60,315	$92,303

NOTE 6 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents are recorded at cost. Short-term investments, consisting of bank notes and available-for-sale securities, were $6.6 million and $65.6 million at March 31, 2008 and December 31, 2007, respectively.   Short-term investments decreased at March 31, 2008 from December 31, 2007 primarily due to the sale of investments with a carrying value of $42.4 million at December 31, 2007.  The available-for-sale securities investments are recorded at fair value (see below).  Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings.  At March 31, 2008, the long-term investments included $2.4 million of unrealized holding loss which was recorded in accumulated other comprehensive income. There was no unrealized holding gain or loss in short-term investments.   At December 31, 2007, the long-term and short-term investments included $1.0 million of unrealized holding loss and $36.9 million of unrealized holding gain, respectively.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these bank notes with banking institutions in China. During the three months ended March 31, 2008, the Company sold $22.8 million of bank notes and recorded costs of $0.3 million as a result of discounting the notes.  There were no bank notes sold during the three months ended March 31, 2007.

The following table shows the break-down of the Company’s total investments at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(in thousands)
Equity Securities
Gemdale Company, Ltd	$—	$30,595
Infinera	—	11,759
Global Asia Partners L.P.	2,211	2,113
Cortina	3,013	3,013
MRV	2,082	3,523
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
Others	2,063	1,716
Bank Notes	6,637	23,275
Total investments	$22,308	$82,296

Short-term investments	6,637	65,629
Long-term investments	15,671	16,667

Gemdale

Gemdale Co., Ltd (“Gemdale”) is a real estate company that invests and develops properties in China, primarily in Shanghai, Beijing, Shenzhen and Wuhan.  During the first quarter of 2008, the Company sold its remaining investment for approximately $32.9 million cash and recorded a gain of $32.4 million in other income, net.

Infinera

Infinera Corporation (“Infinera”) develops optical telecommunications systems using photonic integrated circuits.  Infinera became a public company as a result of its initial public offering in June 2007.  During the first quarter of 2008, the Company sold all of its investment in Infinera for total proceeds of $9.2 million and recognized a gain of $7.3 million in other income, net.

MRV

On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV Communications (“MRV”), which is a publicly-traded company in an active market. In exchange for the Company’s interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company was paid the cash consideration of $1.5 million and received 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million. During the first quarter of 2008, the Company recorded an unrealized loss of $1.4 million, in other comprehensive income, representing the change in fair value of the investment during the quarter.  The accumulated unrealized loss at March 31, 2008 was $2.4 million, representing the difference between the fair value of the investment on March 31, 2008 and the initial amount recorded of $4.5 million when the MRV shares were received in 2007.  At March 31, 2008, MRV is the only investment accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Fair Value Measurements

As discussed in Note 2, effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.  Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.  In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its marketable securities.

At March 31, 2008, the Company’s investment in MRV is an available-for sale security recorded at fair value, classified within Level 1 of the fair value hierarchy.  The Company has no other financial assets or liabilities that are being measured at fair value at March 31, 2008.

NOTE 7 - RESTRICTED CASH

At March 31, 2008 the Company had short-term restricted cash of $13.7 million, and had long-term restricted cash of $17.5 million included in other long-term assets. At December 31, 2007 the Company had short-term restricted cash of $6.4 million, and had long-term restricted cash of $20.2 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 8 - NOTES RECEIVABLE AND RECEIVABLES PURCHASE AGREEMENT

Commercial notes receivable available for sale were $8.9 million and $12.6 million at March 31, 2008 and December 31, 2007, respectively. The Company may discount these commercial notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no commercial notes receivable sold during the three months ended March 31, 2008 and 2007.

In August 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a financial institution, whereby the Company could sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement.  In March 2008, the Company terminated the Agreement. No receivables were sold pursuant to this arrangement and no premiums or penalties were incurred by the Company in connection with the termination of this credit facility.

NOTE 9 - INVENTORIES

As of March 31, 2008 and December 31, 2007, total inventories consisted of the following:

	March 31,	December 31,
	2008	2007
	(in thousands)
Raw materials	$30,898	$34,413
Work-in-process	33,819	35,853
Finished goods	265,289	264,201
Total Inventories	$330,006	$334,467

NOTE 10 - INTANGIBLE ASSETS

As of March 31, 2008 and December 31, 2007, intangible assets consisted of the following:

	March 31, 2008			December 31, 2007
	(in thousands)
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Impairment	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Charges	Amortization	Amount
Amortized intangible assets:
Existing technology	$15,116	$(14,927)	$189	$39,530	$(5,214)	$(33,843)	$473
Customer relationships	35,528	(14,307)	21,221	57,220	(10,458)	(24,676)	22,086
Trade names	4,940	(4,940)	—	4,940	—	(4,940)	—
Non-compete agreement	10,800	(9,225)	1,575	10,800	—	(8,550)	2,250
	$66,384	$(43,399)	$22,985	$112,490	$(15,672)	$(72,009)	$24,809

Amortization expense was $1.8 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively. In the fourth quarter of 2007, the Company determined that the undiscounted cash flows are not sufficient to recover the carrying value of the customer relationships and technology intangible assets within the Other segment and recorded an intangible asset impairment charge of $15.7 million. The estimated aggregate amortization expense for intangibles for the remainder of 2008 and each of the next four years and thereafter is as follows:

(in thousands)
Remainder of 2008	$4,361
2009	3,463
2010	3,463
2011	3,463
2012	3,463
Thereafter	4,772
$22,985

NOTE 11 - DEBT

The following represents the outstanding borrowings at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(in thousands)
Bank loans	$35,653	$47,981
Capital lease obligations, at 4.7%-10.0%, due through 2011	521	581
Convertible subordinated notes, due March 1, 2008	—	274,600
Total Debt	$36,174	$323,162
Long-term debt	267	333
Short-term debt	$35,907	$322,829

At March 31, 2008, the Company had loans with various banks totaling $35.7 million with interest rates ranging from 6.3% to 7.1% per annum. These bank loans mature during 2008 and are included in short-term debt. There are no significant covenants associated with these loans.

At March 31, 2008, the Company had credit facilities totaling $158.3 million, of which $42.8 million was for working capital purposes and the remaining $115.5 million was for use in support of letters of credits and corporate guarantees.  As of March 31, 2008, $145.4 million of the total credit facilities remained available. All of these facilities expire in late 2008.  As of March 31, 2008, the Company has not guaranteed any debt not included in the condensed consolidated balance sheet.

On March 12, 2003, the Company completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933.  In 2007, the Company and holders of the remaining $274.6 million of convertible subordinated notes entered into two supplemental indentures waiving certain provisions of the original agreement and providing for an increase in the interest rate. The notes were convertible into the Company’s common stock, under certain conditions, at a conversion price of $23.79 per share and were subordinated to all present and future senior debt of the Company.  On March 3, 2008, the Company repaid the convertible subordinated notes of $289.5 million which included a principal payment of $274.6 million and the accrued interest of $14.9 million.

On March 21, 2008, the Company entered into a credit agreement providing for a $75.0 million secured revolving credit facility that is subject to an accounts receivable and inventory borrowing base formula and will be used to fund the Company’s general working capital requirements.  As of March 31, 2008, there were no revolving loans or letters of credit outstanding under the credit agreement. In April 2008, the Company borrowed $50.0 million under a LIBOR draw against this credit facility which bears interest at 7.0% and also started drawing daily base rate loans to fund the Company’s working capital requirements. The credit facility matures on September 19, 2008.

NOTE 12 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to two years from the time of final acceptance. At times, the Company has entered into arrangements to provide limited warranty services for periods longer than two years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when specific circumstances dictate. From time to time, the Company may be subject to additional costs related to non-standard warranty claims from its customers. If and when this occurs, the Company estimates additional accruals based on historical experience, communication with its customers and various assumptions that the Company believes to be reasonable under the circumstances. Such additional warranty accruals are recorded in the period in which the additional costs are identified.

Warranty obligations, included in other current liabilities, are as follows:

	Three months ended March 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$52,734	$63,900
Accruals for warranties issued during the period	7,233	3,297
Settlements made during the period	(10,395)	(9,886)
Balance at end of period	$49,572	$57,311

Certain of the Company’s sales contracts include provisions under which customers would be indemnified by the Company in the event of, among other things, a third-party claim against the customer for intellectual property rights infringement related to the Company’s products.  There are no limitations on the maximum potential future payments under these guarantees.  The Company has not accrued any amount in relation to these provisions as no such claims have developed into assertable claims and the Company believes it has defensible rights to the intellectual property embedded in its products.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants’ motion and dismissed plaintiffs’ Third Amended Complaint.  The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning our historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint.  On April 14, 2008, the Court granted defendants’ motion to dismiss the amended complaint.  The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008.

Due to the preliminary status of these lawsuits and uncertainties related to litigation, management is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management is unable at this time to estimate the effects of these complaints on our financial position, results of operations, or cash flows.

Governmental Investigations

On May 1, 2008, the U.S. Securities and Exchange Commission (the “SEC”) announced a final settlement agreement with the Company in connection with an investigation commenced by the SEC in September 2005.  The investigation involved the Company’s financial disclosures during prior reporting periods, historic option grant awards practices, certain historical sales contracts in China and other matters. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to a permanent injunction against any future violations of certain books-and-records and internal control provisions of the federal securities laws. No monetary penalties were assessed against the Company.  In connection with the same investigation, Mr. Lu, the Company’s Chief Executive Officer and a member of the Board of Directors, individually entered into a settlement agreement with the SEC. Without admitting or denying the allegations in the SEC’s complaint, Mr. Lu agreed to pay a civil penalty of $100,000 and consented to a permanent injunction on similar terms as the Company. Mr. Lu’s settlement is subject to a final judgment by a United States District Court.

In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (the “DOJ”) allegations that an agent of the Company’s Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company has sponsored. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. The Company is unable to reasonably estimate the total amount of loss, if any, associated with the proceedings. A judgment against the Company may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including the Company). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The Company’s case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendants’ motion to dismiss the amended complaints.   It is unclear whether there will be any revised or future settlement. If the litigation proceeds, management of the Company believes that the Company has meritorious defenses and management of the Company intends to defend the action vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, management of the Company is unable to currently estimate the loss, if any, associated with the litigation.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, the Company asserted that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 (“the ‘473 patent”) through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways. The Company seeks declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, and the Company then filed a motion to dismiss Starent’s counterclaim. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim and the Company then responded to Starent’s amended counterclaim. In early December 2006, the Company filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the ‘473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage, and is stayed pending the outcome of the reissue. The litigation and its outcome cannot be predicted, although management of the Company believes the litigation has merit. Nonetheless, management of the Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendant’s motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims. The Company has filed an Amended Complaint to allege additional related causes of action. Starent has moved to dismiss certain causes of action of the Amended Complaint and the Court has not yet decided the motion to dismiss. The Court has appointed a special master to handle discovery and issues related to identification of the trade secrets. Discovery is now ongoing. The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

Income Tax Obligations

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As of March 31, 2008, the Company had $81.6 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $8.8 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $72.8 million.

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China.  When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees.  The standby letters of credit usually expire without being drawn by the beneficiary thereof.  Finally, the Company may issue commercial letters of credit in support of purchase commitments.  As of March 31, 2008 the Company had outstanding letters of credit approximating $56.9 million.

NOTE 14 - SEGMENT REPORTING

During the fourth quarter of 2007, the Company announced a new organization structure to align the business units with its corporate strategy. This new organization structure changed the reporting segments on which the Company measures performance and allocates resources. Effective October 1, 2007, the new reporting segments are as follows:

•                  Broadband Infrastructure—Focused on the Company’s world class portfolio of broadband products.

•                  Multimedia Communications—Focuses on development and market opportunities in IPTV solutions and Wireless infrastructure technologies.

•                  Personal Communications Division (PCD)—Focused on distribution of mobile handsets, mainly in the United States.

•                  Handsets—Focused on mobile phone business with continued focus on the PAS handset market.

•                  Services—Focused on providing services and support of our Broadband Infrastructure and Multimedia Communications product lines.

•                  Other—includes Mobile Solutions which focused on development, sales and services for the IPCDMA market; and Custom Solutions which focused on customized telecommunication solution.

The Company’s management makes financial decisions based on information it receives from its internal management system and currently evaluates the operating performance of and allocates resources to the reporting segments based on segment revenue and gross profit. Cost of sales and direct expenses in relation to production are assigned to the reporting segments.  The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

Summarized below are the Company’s segment net sales, gross profit and segment margin for the three months ended March 31, 2008 and 2007 based on the current reporting segment structure.  The Company has reclassified its previously reported segment information for the three months ended March 31, 2007 to conform to the current segment presentation.

	Three months ended March 31,
	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$25,590	4%	$26,544	6%
Multimedia Communication	67,446	12%	72,554	15%
PCD	430,724	73%	288,331	61%
Handsets	44,023	8%	69,719	15%
Services	11,091	2%	12,559	3%
Other	7,115	1%	6,195	0%
	$585,989	100%	$475,902	100%

	Three months ended March 31,
	2008	Gross profit %	2007	Gross profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$2,221	9%	$4,210	16%
Multimedia Communication	33,156	49%	22,794	31%
PCD	32,836	8%	16,845	6%
Handsets	16,215	37%	25,048	36%
Services	2,319	21%	632	5%
Other	5,332	75%	5,756	93%
	$92,079	16%	$75,285	16%

	Three months ended March 31,
	2008	2007
	(in thousands)
Segment Margin and Operating Loss
Broadband Infrastructure	$(4,225)	$(4,239)
Multimedia Communication	16,195	5,344
PCD	24,964	8,206
Handsets	1,021	13,764
Services	946	(220)
Other	(4,158)	(3,651)
Total segment margin	34,743	19,204
General and Corporate	(65,632)	(71,464)
Operating Loss	$(30,889)	$(52,260)

Assets by segment are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Property, Plant and Equipment, net
Broadband Infrastructure	$42,783	$42,756
Multimedia Communication	78,846	77,478
PCD	1,384	1,513
Handsets	43,218	43,191
Services	43,950	43,922
Other	155	234
	$210,336	$209,094

	March 31,	December 31,
	2008	2007
	(in thousands)
Total assets
Broadband Infrastructure	$434,100	$518,742
Multimedia Communication	556,991	605,930
PCD	314,398	357,004
Handsets	301,722	360,075
Services	94,847	85,269
Other	47,595	57,568
	$1,749,653	$1,984,588

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended March 31,
		% of net		% of net
	2008	sales	2007	sales
	(in thousands)
Sales by region
United States	$421,863	72%	$293,169	62%
China	117,122	20%	136,734	29%
Japan	12,637	2%	14,315	3%
Other	34,367	6%	31,684	6%
Net sales	$585,989	100%	$475,902	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
U.S.	$20,269	$18,470
China	183,646	185,070
Other	6,421	5,554
Total long-lived assets	$210,336	$209,094

NOTE 15 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three months ended March 31, 2008 and 2007, the Company recognized revenue of $11.8 million and $13.1 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank.

Included in accounts receivable at March 31, 2008 and December 31, 2007 were $20.9 million and $26.2 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable to Softbank and its affiliates at March 31, 2008 and December 31, 2007.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2008 and December 31, 2007, the Company’s customer advance balance related to Softbank agreements was $0.6 million and $0.3 million, respectively.  The current deferred revenue balance related to Softbank was $4.1 million and $5.6 million as of March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, the Company’s noncurrent deferred revenue balance related to Softbank was $10.0 million compared to $10.1 million as of December 31, 2007.

As of March 31, 2008, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

Audiovox

One of the Company’s officers serves as a director for Audiovox Corporation (“Audiovox”). During each of the three months ended March 31, 2008 and 2007, the Company paid approximately $0.4 million for IT services provided by Audiovox.

NOTE 16 - RESTRUCTURING COSTS

In the fourth quarter of 2007, the Company implemented a restructuring plan (the “ 2007 Plan”) to reduce operating costs. As of March 31, 2008, the Company had substantially completed the reduction in force, reducing the Company’s headcount by approximately 12%, or approximately 800 employees. The workforce reduction was primarily in the United States and China and, to a lesser degree, other international locations.

At  March 31, 2008 and December 31, 2007, the restructuring accrual included within other current liabilities in the consolidated balance sheet was approximately $1.3 million and $3.2 million, respectively. The decrease of  $1.9 million during the three months ended March 31, 2008 relates primarily to cash payments against the accrual related to the workforce reductions and lease costs. The remaining restructuring liability is primarily related to a lease obligation and will be settled over the remaining lease term, which expires in fiscal year 2010.

NOTE 17 - OTHER INCOME, NET

Other income, net was $54.0 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively. The balances were comprised of the following:

	Three months ended March 31,
	2008	2007
	(in thousands)
Gain on sale of investments	$39,679	$2,813
Gain on liquidation of investment in a variable interest entity (See Note 20)	8,169	—
Foreign exchange gains	5,709	1,058
Other	413	99
Total	$53,970	$3,970

NOTE 18 - CREDIT RISK AND CONCENTRATION

The table below outlines the Company’s sales to, and the accounts receivable balances from its largest customers:

	For the three
	months ended
	March 31,	March 31,
		% of
	% of net	accounts
2008	sales	receivable
Verizon Wireless	25%	2%
Sprint Spectrum	18%	11%
T-Mobile USA, Inc.	10%	4%

2007
Verizon Wireless	15%	1%
T-Mobile USA, Inc.	13%	13%
Sprint Spectrum	11%	5%

Approximately 12% and 18% of the Company’s net sales during the three months ended March 31, 2008 and 2007, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $128.4 million and $129.5 million, respectively, as of March 31, 2008 and December 31, 2007. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 20% and 29% of the Company’s sales for the three months ended March 31, 2008 and 2007, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 19 - INCOME TAX ASSETS AND LIABILITIES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As of December 31, 2007, the Company’s gross unrecognized tax benefits totaled $79.7 million and are included in other long-term liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $71.3 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $8.4 million.

As of March 31, 2008, the Company’s gross unrecognized tax benefits totaled $81.6 million and are included in other long-term liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $72.8 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $8.8 million. The total unrecognized tax benefits and increase for the current period of these unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.2 million as of December 31, 2007 and approximately $3.4 million as of March 31, 2008.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company’s income tax returns for the 2003, 2004, and 2005 tax years are currently under audit by the United States Internal Revenue Service. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company does not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

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

Income tax benefit was $5.0 million for the three months ended March 31, 2008 compared to tax expense of $4.3 million for the three months ended March 31, 2007.

The Company’s income tax expense for the first quarter of 2008 at statutory rates was $3.5 million.  This amount has been adjusted for the two items discussed below.  The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008.  As a result of the enactment of new regulations during the quarter which address CIT Law, the Company has recorded an income tax benefit of $11.7 million related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of the Company’s subsidiaries which the Company had previously determined to not be permanently reinvested outside the United States.  The Company also has accrued $3.2 million of foreign withholding taxes related to the realized gain on the sale of its investment in Gemdale.

For 2008 and 2007, the Company has not provided any tax benefit on any forecasted losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, for 2008 and 2007, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 20—VARIABLE INTEREST ENTITIES

During the fourth quarter of 2005, the Company had provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan, partially secured by an indirect ownership interest in the venture, was payable in 10 years and could be called early without penalty. As a result of the foregoing, and the fact that the venture’s continuing viability was heavily dependent on the further provision of network and terminal equipment by the Company, the Company determined that the venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary of the venture. Therefore, the Company was required to consolidate the VIE’s financial statements. The consolidation of this VIE in prior years did not have a significant impact on the Company’s consolidated financial statements. In March 2008, the Company received a repayment in full of the loan’s principal balance, eliminating its interest in the VIE, and resulting in reconsideration of the Company’s position as the primary beneficiary. Based on this reconsideration event, management has concluded the Company is no longer the primary beneficiary under FIN 46R, “Consolidation of Variable Interest Entities” and is no longer required to consolidate the VIE’s financial statements. The Company’s Consolidated Statement of Operations for the three month period ended March 31, 2008 includes the operating results of the VIE through February 2008, at which point the VIE was deconsolidated from the Company’s financial statements. The Company recorded an $8.2 million gain upon the repayment of the loan and deconsolidation that was included in other income, net, for the three months ended March 31, 2008.  As management expects continuing involvement with the ongoing entity’s business as a supplier of IPTV equipment, the Company has determined the conditions for presentation as a discontinued operation have not been met.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions and beliefs. Statements that contain words like “expects,” “anticipates,” “may,” “will,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are forward-looking statements. In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties, including those discussed in “Part II, Item 1A-Risk Factors” of this Form 10-Q.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We do not guarantee future results, and actual results, developments and business decisions may differ from those contemplated by those forward-looking statements.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

EXECUTIVE SUMMARY

We design, manufacture and sell telecommunications infrastructure, handsets and customer premise equipment, and provide services associated with their installation, operation, and maintenance. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and consumers around the world. Over the past few years, we have expanded our focus to build a global presence and currently sell our products in several established and emerging growth markets, including North America, China, Japan, India, Central and Latin America, Europe, the Middle East, Africa and Southeast and North Asia.

We differentiate ourselves with products designed to reduce network complexity, integrate high performance capabilities and allow a simple transition to next generation networks. We design our products to facilitate cost-effective and efficient deployment, maintenance and upgrades.

Because our products are IP-based, our customers can more easily integrate our products with other industry standard hardware and software. Additionally, we believe we can introduce new features and enhancements that can be cost-effectively added to our customers’ existing networks. IP-based devices can be changed or upgraded in modules, saving our customers the expense of replacing their entire system installation. Our strategy is built upon the following key concepts:

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

Sale of Investments

During the first quarter of 2008 we sold our remaining investment in Gemdale for approximately $32.9 million cash and recognized a gain of $32.4 million in other income.  We also sold our investment in Infinera for approximately $9.2 million and recognized a gain of $7.3 million in other income, net.

Restructuring Programs

In September 2007, we announced the results of an in-depth strategic analysis of the Company undertaken by the management team with the aim of defining a new corporate strategy and making UTStarcom an even stronger global competitor. During the quarter ended March 31, 2008, we substantially completed the restructuring plan, having reduced our worldwide work force by approximately 800 employees, or approximately 12% of the Company’s headcount.  We expect cost savings from planned restructuring activities to provide liquidity for operations, to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness.

We will continue our efforts to evaluate certain operations and will consider opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs,  research and development and capitalized software development costs, income taxes, impairment of goodwill, intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Management believes that there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our Multimedia Communications segment is responsible for the development and management of IPTV and related technologies (such as surveillance) plus our core Next Generation Network (“NGN”) software. The Personal Handyphone System (“PHS”) infrastructure and wireless systems teams are also a part of this segment.

Our Personal Communications Division markets, sells and supports handsets other than Personal Access System (“PAS”) handsets, mainly in the United States. Historically, most of our handset sales in this division were designed and built by other manufacturers. However, in 2005 we began shipping handsets designed and manufactured by us, and during the year ended December 31, 2007 handsets manufactured by us made up approximately 35% of the total unit sales of this segment.

Our Handsets segment designs, builds and sells consumer handset devices, including PAS handsets, that allow customers to access wireless services. All handset revenues within China are included in this segment.

We support the growth and operation of the installed base of our system solutions through our professional services business, UTStarcom Services. Our globally-deployed experts assist the Company’s customers with activities ranging from network planning, circuit-to-packet network migration planning, systems integration, program management, operations management and support, and knowledge transfer.

Included in our “Other” segment are our Mobile Solutions business unit and our Custom Solutions business unit. Our Mobile Solutions business unit is responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line and our Packet Data Services Node (“PDSN”) product line which connects CDMA cellular network infrastructure equipment to IP network. Our Custom Solutions business unit is responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server (“RAS”) which enables users to access network data and services from remote locations.

NET SALES

	Three months ended March 31,
	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$25,590	4%	$26,544	6%
Multimedia Communication	67,446	12%	72,554	15%
PCD	430,724	73%	288,331	61%
Handsets	44,023	8%	69,719	15%
Services	11,091	2%	12,559	3%
Other	7,115	1%	6,195	0%
	$585,989	100%	$475,902	100%

	Three months ended March 31,
		% of net		% of net
	2008	sales	2007	sales
	(in thousands)
Sales by region
United States	$421,863	72%	$293,169	62%
China	117,122	20%	136,734	29%
Japan	12,637	2%	14,315	3%
Other	34,367	6%	31,684	6%
Net sales	$585,989	100%	$475,902	100%

Three months ended March 31, 2008 and 2007

Net sales increased by 23% to $586.0 million during the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to a 49% increase in sales in the PCD segment for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to an increased number of units sold and higher average selling price. Multimedia Communication net sales decreased by $5.1 million, or 7%, for the three months ended March 31, 2008 compared to the same period in 2007, mainly due to recognition of a 3G related product sale in the three months ended March 31, 2007. The Company exited this product in 2007 and therefore there were no comparable sales in the three months ended March 31, 2008. Handset sales decreased by $25.7 million, or 37%, in the first quarter of 2008 due to both price and volume declines when compared to the first quarter of 2007.  As we have been experiencing in recent quarters, increased competition and lower net subscriber growth of PAS have resulted in lower demand and decrease in average selling price for our PAS handsets.

For additional discussion see “Segment Reporting” section of this Item 2.

In 2008, we expect that new orders from PAS handsets and infrastructure will continue to decline due to increased competition. We expect that this decline will be  partially offset by revenues from higher end PAS products including dual mode PAS handsets, dual mode CDMA and next generation network products in multiple markets, but we do not anticipate that these sales will fully offset the decline in PAS sales. We currently offer and have initial market acceptance of our IPTV products in China, Japan India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

GROSS PROFIT

	Three months ended March 31,
	2008	Gross Profit %	2007	Gross Profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$2,221	9%	$4,210	16%
Multimedia Communication	33,156	49%	22,794	31%
PCD	32,836	8%	16,845	6%
Handsets	16,215	37%	25,048	36%
Services	2,319	21%	632	5%
Other	5,332	75%	5,756	93%
	$92,079	16%	$75,285	16%

Cost of sales consists primarily of material and labor costs, including stock-based compensation, associated with manufacturing, assembly and testing of products, costs associated with installation and customer training, warranty costs, fees to agents, inventory write-downs and overhead. Cost of sales also includes import taxes and tariffs on components and assemblies. Some components and materials used in our products are purchased from a single supplier or a limited group of suppliers and, in some cases, are subject to obtaining Chinese import permits and approvals. We also rely on third party manufacturers to manufacture and assemble most of our CDMA handsets.

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

Three months ended March 31, 2008 and 2007

Gross profit was $92.1 million, or 16% of net sales, in the three months ended March 31, 2008, compared to $75.3 million, or 16% of net sales, in the corresponding quarter of 2007. The overall gross profit increase in absolute dollars was primarily due to the increase in sales in the PCD segment and improved profit margins in the PCD and Multimedia Communication segments.   For additional discussion see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended March 31,
		% of net		% of net
	2008	sales	2007	sales
	(in thousands)

Selling, general and administrative	$79,744	14%	$79,837	17%
Research and development	41,400	7%	43,662	9%
Amortization of intangible assets	1,824	0%	4,046	1%
Total operating expenses	$122,968	21%	$127,545	27%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended March 31, 2008 and 2007

SG&A expenses decreased $0.1 million during the three months ended March 31, 2008 compared to the same period in 2007. The change in SG&A expenses was primarily due to $0.7 million bad debt recovery in the first quarter of 2008 compared to $5.3 million bad debt recovery  in the first quarter of 2007, and a $1.2 million increase in legal fees related to ongoing investigations and litigation, offset by a $2.0 million savings from a reduction in the use of outside consultants and contractors, a $1.2 million decrease in trade-show expenses, a $1.0 million decrease in facilities related expenses, a $0.8 million decrease in depreciation expenses and a $0.9 million decrease in travel related expenses.

RESEARCH AND DEVELOPMENT

Three months ended March 31, 2008 and 2007

R&D expenses decreased by $2.3 million during the three months ended March 31, 2008 compared to the same period in 2007.  The decrease in R&D expenses was mainly due to a $1.1 million decrease in labor related expenses as we continued to streamline our operations, as well as a $1.2 million decrease in depreciation expense as a result of impairment charges recorded in 2007 and reduced capital spending.

STOCK-BASED COMPENSATION EXPENSE

The following table summarizes the stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations:

	Three months ended March 31,
	2008	2007
	(in thousands)
Cost of net sales	$260	$124
Selling, general and administrative	3,997	1,705
Research and development	538	926
Total	$4,795	$2,755

Three months ended March 31, 2008 and 2007

The increase in the level of stock-based compensation in the three months ended March 31, 2008 compared to the same period in 2007 was attributable to the timing of equity grants that are subject to accounting under SFAS 123(R).  The $2.0 million increase in the three months ended March 31, 2008 compared with the same period in 2007 was primarily due to the recognition of expense for annual merit equity awards granted in November 2007 and February 2008, as compared to the first quarter in 2007 when no awards were granted as we were delinquent in the filing of our reports with the SEC.

AMORTIZATION OF INTANGIBLE ASSETS

Three months ended March 31, 2008 and 2007

Amortization of intangible assets decreased by $2.2 million in the three months ended March 31, 2008 compared to the same quarter last year. Amortization of intangible assets declined primarily due to the impairment of intangible assets with a carrying value of $15.7 million in the fourth quarter of 2007, as well as due to the fact that several intangible assets became fully amortized during the preceding twelve months.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three months ended March 31, 2008 and 2007

Interest income was $2.8 million and $4.9 million for the three months ended March 31, 2008 and 2007, respectively. Interest income decreased primarily due to the decrease in cash balances available for investment, mainly because we used $289.5 million to fully repay the principal and accrued interest on the convertible notes due on March 1, 2008, and due to a decline in the average interest rate earned in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

INTEREST EXPENSE

Three months ended March 31, 2008 and 2007

Interest expense was $6.1 million and $6.7 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in interest expense for the three months ended March 31, 2008 compared to the same period in 2007 was primarily attributable to the repayment of $274.6 million of convertible subordinated notes due March 1, 2008. For the period from January 1, 2008 through maturity on March 1, 2008, the convertible subordinated notes bore interest at a stated interest rate of 10.875% in accordance with the Second Supplemental Indenture.  As a result of the First Supplemental Indenture, our convertible subordinated notes’ stated interest rate was 7.625% per annum after January 9, 2007.  Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

OTHER INCOME, NET

Three months ended March 31, 2008 and 2007

Other income, net was $54.0 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively. Other income, net for the three months ended March 31, 2008 was primarily due to a $32.4 million gain on the sale of the Gemdale investment, a $7.3 million gain on the sale of the Infinera investment, an $8.2 gain on the liquidation of investment in a variable interest entity and a $5.7 million gain on foreign currency revaluation.  Other income, net for the three months ended March 31, 2007 was primarily due to a $2.8 million gain on the sale of the Immenstar investment and a $1.1 million gain on foreign currency revaluation.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in income tax expense volatility in future periods. While we believe that we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Three months ended March 31, 2008 and 2007

Income tax benefit was $5.0 million for the three months ended March 31, 2008 compared to tax expense of $4.3 million for the three months ended March 31, 2007.

Our income tax expense for the first quarter of 2008 at statutory rates was $3.5 million.  This amount has been adjusted for the two items discussed below.   The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008.  As a result of the enactment of new regulations during the quarter which address CIT Law, we recorded an income tax benefit of $11.7 million related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of our subsidiaries which we determined to not be permanently reinvested outside the United States.  We also have accrued $3.2 million of foreign withholding taxes related to the realized gain on the sale of our investment in Gemdale.

For 2008 and 2007, we have not provided any tax benefit on any forecasted losses incurred and tax credits generated in the United States and other countries, because we believe that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, for 2008 and 2007, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

SEGMENT REPORTING

As noted previously, during the fourth quarter of 2007, the Company announced a new corporate organization to align the business units with its corporate strategy.

Summarized below are our segment sales revenue and gross profit for the three months ended March 31, 2008 and 2007, respectively.

Broadband Infrastructure

	Three months ended March 31,
	2008	2007
	(in thousands)
Sales	$25,590	$26,544
Gross Profit	$2,221	$4,210
Gross Profit as a percentage of sales	9%	16%

Sales remained relatively stable as higher sales in CPE and Optical products offset the decline in our IPDSLAM product line. Our largest Broadband Infrastructure customer is Softbank in Japan, representing approximately 35% and 30% of total broadband sales during the three months ended March 31, 2008 and 2007, respectively.

Gross profit decreased in the first quarter of 2008 when compared to the same period in 2007, primarily due to an increase in provision for anticipated losses during the quarter on an infrastructure deployment contract that originated in 2006 offset partially by lower overhead expenses during the three months ended March 31, 2008.

We may incur additional warranty expense as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. Both events may have negative impacts on our future gross margins, results of operations and financial position.

Multimedia Communications

	Three months ended March 31,
	2008	2007
	(in thousands)
Sales	$67,446	$72,554
Gross Profit	$33,156	$22,794
Gross Profit as a percentage of sales	49%	31%

During the three months ended March 31, 2008, Multimedia Communications sales decreased by 7% mainly due to lower 3G related products sales in 2008 as we exited these product lines in 2007.  The decrease was partially offset by recognition of approximately $10 million of previously deferred revenue. During the first quarter of 2008, PAS system and Softswitch product sales increased by 15% and comprised approximately 97% of our Multimedia Communications sales compared to 78% during the same period in 2007.

The gross profit percentage increased from 31% for the three months ended March 31, 2007 to 49% for the corresponding period in 2008.  The increase was primarily due to lower warranty and inventory costs in the first three months of 2008 and $9.1 million 3G product sales in 2007 with very low margin.

We expect future PAS infrastructure spending to decline in 2008 as China prepares for 3G launch. We expect the decline in PAS infrastructure new orders will continue and we plan to aggressively pursue opportunities for our Packet PAS products (for broadband wireless data market based on PAS technology), dual mode enterprise PAS products and Softswitch products in multiple markets.  However, we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2008.

We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China, Japan, India, Taiwan and other geographic regions.

Personal Communication Devices (PCD)

	Three months ended March 31,
	2008	2007
	(in thousands)
Sales	$430,724	$288,331
Gross Profit	$32,836	$16,845
Gross Profit as a percentage of sales	8%	6%

Revenue for the PCD segment increased 49% for the three months ended March 31, 2008 as compared to the same period in 2007.  The increase was primarily due to an increase in average selling price and units sold during the quarter of product sourced from outside vendors and the change in product mix.  The overall average selling price increased by approximately 48% for the three months ended March 31, 2008 as compared to the same period in 2007.  The number of units sold during the three months ended March 31, 2008 increased by approximately 4% as compared to the same period in 2007. During the three months ended March 31, 2008, sales of UTStarcom branded devices accounted for 26% of the total units sold, compared to 51% of the total units sold for the three months ended March 31, 2007.

Gross profit as a percentage of sales increased to 8% for the three months ended March 31, 2008 compared to 6% for the three months ended March 31, 2007.  The increase in gross profit was primarily due to higher average selling prices during the quarter, primarily due to an increase in sales of higher end products in the first quarter of 2008.  Going forward the average selling price will fluctuate and will depend on the product mix from the different vendors.

Handsets

	Three months ended March 31,
	2008	2007
	(in thousands)
Sales	$44,023	$69,719
Gross Profit	$16,215	$25,048
Gross Profit as a percentage of sales	37%	36%

Net sales declined 37% for the three months ended March 31, 2008 compared to the same period in 2007.  Nearly all our handset sales are in China, where we have experienced a decline in volume and price for our PAS handsets.  The PAS handset units sold declined to 1.1 million compared to 1.3 million in the comparable period last year. The 15% volume decline was primarily attributed to lower demand for our PAS handsets resulting from slower subscriber growth as service providers reduced the marketing efforts for PAS handsets in anticipation for next generation technology networks and the restructuring of China Telecom Corporation.

The average selling price per unit in the PAS products declined 16% due to competitive pricing pressures and increased sales through distributor channels. We have also experienced continuing pricing pressure in the China telecommunications market since the latter part of 2003, which has driven average unit selling prices lower. We expect to see cumulative PAS subscriber growth at lower rates in future periods.

Gross profit as a percentage for our Handsets segment increased from 36% for the three months ended March 31, 2007 to 37% for the corresponding period in 2008. The improvement in the gross profit percentage was primarily due to reduced warehouse cost and a $2.0 million reduction in expenses resulting from a reevaluation of our PHS chipset supply arrangement during the first quarter of 2008.

In 2008 and beyond, we expect slower or even negative growth rates of PAS subscribers as China prepares for 3G launch. Furthermore, we expect more price erosion and gross margin deterioration in PAS handsets because of competition and sales approach shifting from direct sales to carriers to selling through distributors. We plan to continue to develop high-end models and PAS packet data cards and TD-SCDMA and CDMA business, which have higher gross margins and average selling prices. We also expect to continue to focus on product cost reduction efforts through supply chain improvements and R&D improvements, including outsourcing part of our product development.

Services

	Three months ended March 31,
	2008	2007
	(in thousands)
Sales	$11,091	$12,559
Gross Profit	$2,319	$632
Gross Profit as a percentage of sales	21%	5%

Our Services segment’s revenue from external customers decreased by 12% in the three months ended March 31, 2008 as compared to the corresponding quarter last year.  The decrease was mainly due to the decline in the international sales due to lower infrastructure related sales, partially offset by the continued growth of our China service sales.

Gross profit increased from 5% for the three months ended March 31, 2007 to 21% for the corresponding period in 2008.  The increase was due to a China service sales increase without corresponding increase in associated cost by utilizing excess capacity.  This situation was only partly offset by the lower gross margin in non-China service sales.

Other

	Three months ended March 31,
	2008	2007
	(in thousands)
Sales	$7,115	$6,195
Gross Profit	$5,332	$5,756
Gross Profit as a percentage of sales	75%	93%

Our Other segment consists of Mobile Solutions and Custom Solutions business units.  The revenue increased by $0.9 million, or 15% for the three months ended March 31, 2008 as compared to the same period in 2007.

Gross Profit percentage decreased to 75% for the three months ended March 31, 2008 from 93% for the same period in 2007.  The decrease was primarily related to the recognition of revenue of a higher margin contract in the first quarter of 2007. Increased overhead expense related to dedicated supply chain support contributed to a lower gross profit percentage in 2008.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three months ended March 31, 2008 and 2007, we recognized revenue of $11.8 million and $13.1 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank.

Included in accounts receivable at March 31, 2008 and December 31, 2007 were $20.9 million and $26.2 million, respectively, related to these transactions. We had immaterial amounts of accounts payable to Softbank and its affiliates at March 31, 2008 and December 31, 2007.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2008 and December 31, 2007, our customer advance balance related to Softbank agreements was $0.6 million and $0.3 million, respectively.  The current deferred revenue balance related to Softbank was $4.1 million and $5.6 million as of March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, our noncurrent deferred revenue balance related to Softbank was $10.0 million compared to $10.1 million as of December 31, 2007.

As of March 31, 2008, Softbank beneficially owned approximately 12% of our outstanding stock.

Audiovox

One of the Company’s officers serves as a director for Audiovox Corporation (“Audiovox”). During each of the three months ended March 31, 2008 and 2007, we paid approximately $0.4 million for IT services provided by Audiovox.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2008

Net cash provided by operating activities for the three months ended March 31, 2008 was $96.7 million. Cash flow generated from operations during the first quarter of 2008 is not indicative of future cash flows from operations.  Operating cash was significantly impacted by changes in net operating assets and liabilities providing net cash of $116.7 million, offset partially by adjusting net income for gains on sales of investments and liquidation of ownership interest in a variable interest entity, as well as certain noncash charges, which resulted in a net use of cash of $20.0 million, as discussed below.

Net income of $25.4 million, adjusted for gains on sale of investments of $39.7 million, the $8.2 million gain on liquidation of ownership interest in a variable interest entity as well as non-cash charges of $2.5 million, resulted in a net use of cash of $20.0 million. The non-cash charges of $2.5 million included $10.1 million in depreciation and amortization of acquisition-related intangible assets and $4.8 million in stock-based compensation expense, partially offset by a benefit of $11.7 million resulting from a change in the China Corporate Income Tax Law.

Cash provided by the net change in operating assets and liabilities totaled $116.7 million and was primarily the result of management of working capital in the first quarter of 2008 in preparation for the repayment of the convertible subordinated notes due March 1, 2008.  Operating cash was positively impacted by decreases in accounts receivable of $75.2 million, increases in accounts payable of $64.3 million and increases in customer advances of $19.9 million, offset partially by increases in other assets of $19.6 million and decreases in other current liabilities of $34.4 million.  The decrease in accounts receivable was primarily due to strong customer collections in our PCD business segment.  The increase in accounts payable was due to the high level of inventory purchasing activity late into the first quarter of 2008, as well as a management decision to forgo early payment discounts with a significant vendor.

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

Investing Activities

2008

Net cash provided by investing activities for the three months ended March 31, 2008 totaled $45.9 million. Cash of $58.7 million was received from the proceeds of the sale of short-term investments and $7.7 million was the net cash provided by the repayment of a loan by a variable interest entity. Cash outflows from investing activities included $8.5 million for the purchase of short-term and long-term investments, $7.6 million for the purchase of property, plant and equipment and $4.5 million was the result of an increase in restricted cash, primarily to collateralize letters of credit.

2007

Net cash provided by investing activities for the three months ended March 31, 2007 totaled $1.8 million. Cash of $12.3 million was received from the disposition of an investment interest and from the proceeds of the sale of short-term investments, and $10.4 million was the result of a decrease in restricted cash.  Cash outflows from investing activities included $15.6 million for the purchase of short-term investments as well as $5.2 million for the purchase of property, plant and equipment.

Financing Activities

2008

Net cash used in financing activities was $286.4 million during the three months ended March 31, 2008, primarily due to the repayment of the convertible subordinated notes of $274.6 million due March 1, 2008.

2007

Net cash used in financing activities was $0.7 million, primarily consisting of a change in cash overdrafts for the three months ended March 31, 2007.

Liquidity

We reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 we had an accumulated deficit of $691.2 million and used $218.2 million of cash in operations during the year ended December 31, 2007. At December 31, 2007 we had cash and cash equivalents of $437.4 million, of which $289.5 million was used to repay our convertible subordinated notes and the accrued interest thereon, that matured in March 2008. These factors, as well as others discussed below, raised substantial doubt as to our ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in their “Report of Independent Registered Public Accounting Firm” dated February 29, 2008 included in “Part II, Item 8-Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Although we had net income of $25.4 million for the quarter ended March 31, 2008, we experienced an operating loss of $30.9 million. Cash provided from operations was $96.7 million during the quarter ended March 31, 2008, primarily as a result of management of working capital during the quarter in preparation for the repayment of the convertible subordinated notes due March 1, 2008.   At March 31, 2008, $166.9 million of our cash and cash equivalents was held by our subsidiaries in China. Additionally, the available lines of credits in China are now significantly less than what has been available to us historically and the existing credit facilities in China expire during the fourth quarter of 2008.

Management believes that it has developed a liquidity plan that, if executed successfully, will provide sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next 12 months. Management’s liquidity plans include divesting our noncore assets or operations and obtaining loans for financial institutions. During the quarter ended March 31, 2008, we did not consummate any such divestiture transactions and there is no assurance that such transactions will be consummated on acceptable terms or at all in the future. In addition, through management’s ongoing efforts to improve our profitability and cash flows, management continues to re-examine all aspects of our business. This review includes a focus on our fixed cost base and improvements in the management of our working capital to better align with operations, market demand and current sales levels. However, if projected sales do not materialize, management may need to further reduce expenses. In addition, we may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

In March 2008, we repaid the convertible subordinated notes of $289.5 million which included a principal payment of $274.6 million and the accrued interest of $14.9 million.  During the three months ended March 31, 2008, we also sold certain short term investments for $42.1 million.  At March 31, 2008, we had cash and cash equivalents and short-term investments of $305.1 million in the aggregate to meet our liquidity requirements of which $173.5 million was held by our subsidiaries in China. While our China subsidiaries transferred a $150 million dividend during the year ended December 31, 2007 and another $100 million in February 2008, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated requirements including currency exchange controls on transfers of funds outside of China. Currently, our primary sources of available credit are a $75 million secured revolving credit facility in the U.S. and a series of credit facilities in China.  In April 2008, we borrowed $50.0 million under a LIBOR draw against the U.S. credit facility and we also started drawing daily base rate loans to fund our working capital requirements.  The U.S. credit facility matures on September 19, 2008.

At March 31, 2008, we also had credit facilities in China with a total of $145.4 million available for future borrowings, of which an aggregate of $35.6 million remained available for general working capital purposes and $109.8 remained available in support of letters of credit and corporate guarantees.  The China facilities expire during the fourth quarter of 2008.  During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. Our practice in China is to draw new loans under the credit facilities prior to either the maturity of our borrowings or expiration of our facilities to ensure we maintain adequate liquidity to re-pay the existing borrowings at maturity, or to effectively lengthen the credit facility period to the latest maturity date of the underlying borrowings. We currently are in negotiations to renew these credit facilities.

Our available lines of credit in China are now significantly less than what has been available to us historically. We are in the process of renewing the matured lines of credit and may need to collateralize certain of our assets in China to increase those lines. However, we cannot be certain that such additional lines of credit will be available to us on commercially reasonable terms or at all. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. Management’s liquidity plans include divesting our noncore assets or operations, obtaining funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions.

Our China sales are generally denominated in local currency, and we accept commercial notes receivable with maturity dates ranging from three to six months from our customers in China in the normal course of business. Notes receivable available for sale was $8.9 million and $12.6 million at March 31, 2008 and December 31, 2007, respectively. We may discount these notes with banking institutions in China. Any notes that have been sold are not included in our consolidated balance sheets if the criteria for sale treatment established by Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS 140”) have been met.

Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition, results of operations and cash flows. We have contracts negotiated in Japanese Yen and we maintain bank accounts in Japanese Yen for purchasing portions of our inventories and supplies. The balance of these Japanese Yen accounts at March 31, 2008 and December 31, 2007 was approximately $17.5 million and $10.5 million, respectively.

On August 1, 2005, we entered into a 364-day $100.0 million committed receivables purchase facility with a financial institution. On March 20, 2008, we terminated the commitments under this Amended and Restated Receivables Purchase Agreement in connection with the $75.0 million credit agreement entered into on March 21, 2008.  No receivables were sold pursuant to this arrangement and no premiums or penalties were incurred by us in connection with the termination of this credit facility.

Income taxes

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008.  Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system.  The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which are generally available to FIEs.   The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

The CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises.    For FIEs established before the enactment of the new law who were enjoying lower tax rates, any increase in their tax rates would be gradually phased in over five years.  Significant regulations regarding the interpretation and implementation of the new tax law are still pending.  There is potential risk that our subsidiaries may not qualify for the reduced 15% tax rate.  Therefore, the new law may have an adverse impact on our future tax expense in China.

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

Off-balance sheet arrangements

At March 31, 2008, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2008 were as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Contractual Obligations
Bank loans	$35,653	$35,653	$—	$—	$—
Lease obligations	$31,174	$14,411	$13,541	$2,719	503
Other Commercial Commitments
Letters of credit	$56,917	$39,397	$17,520	$—	—
Purchase commitments	$115,954	$110,997	$4,957	$—	—

Bank loans

At March 31, 2008, we had loans with various banks totaling $35.7 million with interest rates ranging from 6.3% to 7.1% per annum. These bank loans mature during the 2008, and are included in short-term debt.

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty.  As of March 31, 2008 total open commitments under these purchase orders extending beyond one year were approximately $5.0 million. Additionally, we have agreed to purchase from Marvell certain chip-sets that will be included in 50% to 100% of our PAS handsets, through 2011.

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

Income Tax Obligations

Effective January 1, 2007, we adopted the provisions of FIN 48.  As of March 31, 2008, we have $81.6 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase our net income is $8.8 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $72.8 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

The Company records accruals for commissions payable to third parties in the normal course of business.  Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts.  Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred.  As of March 31, 2008, approximately $7 million of such accrued commissions have not been claimed by the third parties for more than three years.  Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, the Company will reverse such accruals. Such reversals will be recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. During the three months ended March 31, 2008 and 2007, no accruals related to third party commissions were reversed.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2008 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2008:

(in thousands, except
interest rates)
Cash and cash equivalents	$298,482
Average interest rate	1.78%

Restricted cash - short-term	$13,749
Average interest rate	2.93%

Short-term investments	$6,637
Average interest rate	1.54%

Restricted cash - long-term	$17,520
Average interest rate	3.11%

Total investment securities	$336,388
Average interest rate	1.89%

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

Foreign Exchange Rate Risk

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates.  We expect to continue to expand our business globally and, as such, expect that an increasing proportion of our business may be denominated in currencies other than U.S. Dollars.  As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition.

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi.  Additionally, during 2006 and 2007 we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars.  Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China.  The balance of our cash and short-term investments held in China was $173.5 million at March 31, 2008.  Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through March 31, 2008, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

We may manage foreign currency exposures using forward and option contracts to hedge and thus minimize exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers, and non-U.S. subsidiaries, however, we are not currently hedging any such transactions.  As our foreign currency balances are not currently hedged, any significant revaluation of our foreign currency exposures may materially and adversely effect on our business, results of operation and financial condition.  We do not enter into foreign exchange forward or option contracts for trading purposes.

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at March 31, 2008.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $4.6 million at March 31, 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of March 31, 2008 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of March 31, 2008 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which have not yet been remediated. Investors are directed to Item 9A in the 2007 Annual Report for the description of these weaknesses.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. To address these material weaknesses in internal control over financial reporting noted above, the Company performed additional analyses and other procedures (as further described below under “Management’s Planned Remediation Initiatives and Interim Measures”) to ensure that the Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, the Company’s management believes that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A in the 2007 Annual Report. In particular, the Company has implemented during 2007 and the first quarter of 2008, and plans to continue to implement during 2008, the specific measures described below.  In addition, in connection with the March 31, 2008 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1.             To remediate the material weakness described in Item 9A in the 2007 Annual Report, in “The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations”, the Company launched a formal investigation at the direction of the Audit Committee of the Company’s Board of Directors (“Audit Committee”) to review alleged violations of the FCPA during the second quarter of 2006; refer to “Governmental Investigations” under “Part II, Item 1 Legal Proceedings” for additional information. Throughout the course of this investigation, the Company has taken and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In the third and fourth quarters of 2007 and the first quarter of 2008, the Company provided training to personnel in offices in various regions including North America, Europe, China and India and, in the remainder of 2008, plans to continue to provide training and expand its coverage to personnel employed in other regions and countries. In addition, the Company’s internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company’s efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

2.             To remediate the material weaknesses described in Item 9A in the 2007 Annual Report over “appropriately matching of costs of sales with revenue and recording the reserves for losses on customer contracts and the associated cost of sale,”, the Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.              The Company effected changes in the overall design and structure of its financial reporting organization, in the months of September and October of 2007.  These changes have enabled, and are expected to continue to foster, improvements in the flow of information between various groups within finance, and enhancements in various processes including the review of the sales contracts’ gross margins to ensure proper matching of cost to revenue, and identification of loss contracts as well as the review of the accuracy and adequacy of existing reserves for losses on customer contracts.

ii.             In the first quarter of 2008, the Company enhanced, and in the reminder of 2008, the Company plans to continue enhancing, its processes and procedures to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized, and the accuracy and adequacy of recording of the reserves for losses on customer contracts. The revised processes included involving and obtaining detailed and timely input from business units, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. Additional analytical processes were put in place to ensure the accuracy of the recording of the cost of sales when revenue is recognized. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

3.             To remediate the material weaknesses described in Item 9A in the 2007 Annual Report over “its process to ensure the complete and accurate preparation and review of its consolidated financial statements and disclosures in accordance with GAAP”, the Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.              During the year of 2007 and the first quarter of 2008 the Company enhanced, and in the remainder of 2008 the Company plans to continue enhancing, the month and quarter-end closing procedures within its corporate accounting function to standardize its processes for financial review to ensure that reviewers at its U.S. headquarters analyze and monitor financial information in a consistent and thorough manner. The enhanced procedures included timely communication with the remote locations to ensure the completeness and accuracy of the close processes.

ii.             During the year of 2007 and the first quarter of 2008 the Company implemented, and in the remainder of 2008 the Company plans to continue enhancing and improving the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act. Additional reviews were put in place to ensure the accuracy of the financial statements in the quarterly and annual filings, and procedures were added to ensure the completeness of the reviews of the quarterly and annual filings.

Interim Measures

Management has not yet implemented and/or tested all of the measures described above under the heading “Remediation Initiatives.” Nevertheless, management believes the measures identified above (to the extent these have been implemented), together with other measures undertaken by the Company in connection with preparation of the consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described in Item 9A in the 2007 Annual Report and that remain material weaknesses as of March 31, 2008. These other measures include the following:

1.    The Company retained on an interim basis outside consultants with relevant accounting experience, skills and knowledge, working under the supervision and direction of the Company’s management, to assist with its review in a number of areas including SEC external financial reporting.

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

b)            A variety of manual review procedures, such as an extensive review of journal entry postings into the Oracle system, a thorough review of account reconciliations, and a detailed review at its U.S. headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the financial statements.

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

Changes in Internal Control over Financial Reporting

During the first quarter of 2008 the Company implemented an upgrade to its enterprise resource planning (“ERP”) system. The Company will continue to enhance its ERP system through the remainder of 2008 and beyond. The Company has modified and will continue modifying the design and documentation of internal controls processes and procedures relating to the upgraded system as appropriate and necessary to supplement and complement existing internal controls over financial reporting.

The discussion in this section and in the “Management’s Planned Remediation Initiatives and Interim Measures” section includes a description of the material changes to the Company’s internal control over financial reporting during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

Securities Class Action Litigation

Beginning in October 2004, several shareholder class action lawsuits alleging federal securities violations were filed against us and various officers and directors of our company. The actions have been consolidated in United States District Court for the Northern District of California under the caption In re UTStarcom, Inc. Securities Litigation, Master File No. C-04-4908-JW (PVT) (the “Consent”). The lead plaintiffs in the case filed a First Amended Consolidated Complaint on July 26, 2005. The First Amended Complaint alleged violations of the Securities Exchange Act of 1934, and was brought on behalf of a putative class of shareholders who purchased our stock after April 16, 2003 and before September 20, 2004. On April 13, 2006, the lead plaintiffs filed a Second Amended Complaint adding new allegations and extending the end of the class period to October 6, 2005. In addition to the Company defendants, the plaintiffs are also suing Softbank. Plaintiffs’ complaint seeks recovery of damages in an unspecified amount.

On June 2, 2006, we and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, we and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants’ motion and dismissed plaintiffs’ Third Amended Complaint.  The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against us and some of our current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning our historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint. On April 14, 2008, the Court granted defendants’ motion to dismiss the amended complaint.  The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008.

Due to the preliminary status of these lawsuits and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of these complaints on our financial position, results of operations, or cash flows.

Governmental Investigations

On May 1, 2008, the U.S. Securities and Exchange Commission (the “SEC”) announced a final settlement agreement with us in connection with an investigation commenced by the SEC in September 2005.  The investigation involved our financial disclosures during prior reporting periods, historic option grant awards practices, certain historical sales contracts in China and other matters. Without admitting or denying the allegations in the SEC’s complaint, we consented to a permanent injunction against any future violations of certain books-and-records and internal control provisions of the federal securities laws. No monetary penalties were assessed against us.  In connection with the same investigation, Mr. Lu, the Company’s Chief Executive Officer and a member of the Board of Directors, individually entered into a settlement agreement with the SEC. Without admitting or denying the allegations in the SEC’s complaint, Mr. Lu agreed to pay a civil penalty of $100,000 and consented to a permanent injunction on similar terms as the Company. Mr. Lu’s settlement is subject to a final judgment by a United States District Court.

In December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (the “DOJ”) allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company has sponsored. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. The Company is unable to reasonably estimate the total amount of loss, if any, associated with the proceedings. A judgment against the Company may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including us. The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including us). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Our case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court denied the defendant’s motion to dismiss the amended complaints. It is unclear whether there will be any revised or future settlement. If the litigation proceeds, we believe that we have meritorious defenses and intend to defend the action vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, we are unable to currently estimate the loss, if any, associated with the litigation.

UTStarcom, Inc. v. Starent Patent Infringement Litigation

On February 16, 2005, we filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, we assert that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 (“the ‘473 patent”) through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways. We seek declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims and we then filed a motion to dismiss Starent’s counterclaim. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim and we then responded to Starent’s amended counterclaim.. In early December 2006, we filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the ‘473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage, and is stayed pending the outcome of the reissue. The litigation and its outcome cannot be predicted, although we believe the litigation has merit. Nonetheless, we believe that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendant’s motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims. The Company has filed an Amended Complaint to allege additional related causes of action. Starent has moved to dismiss certain causes of action of the Amended Complaint and the Court has not yet decided the motion to dismiss. The Court has appointed a special master to handle discovery and issues related to identification of the trade secrets. Discovery is now ongoing. The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

ITEM 1A—RISK FACTORS

Set forth below and elsewhere in this report are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

We continue to experience net operating losses and do not have sufficient liquidity to execute our business plan or to continue our operations without obtaining additional funding. Our ability to obtain additional funding is not assured.

We reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 we had an accumulated deficit of $691.2 million and used $218.2 million of cash in operations during the year ended December 31, 2007. At December 31, 2007 we had cash and cash equivalents of $437.4 million, of which $289.5 million was used to repay our convertible subordinated notes that matured on March 1, 2008. These factors, as well as others discussed below, raised substantial doubt as to our ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in their “Report of Independent Registered Public Accounting Firm” dated February 29, 2008 included in “Part II, Item 8-Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Although we reported net income of $25.4 million for the quarter ended March 31, 2008, we experienced an operating loss of $30.9 million in the same quarter. At March 31, 2008, we had an accumulated deficit of $665.8 million. Cash provided from operations was $96.7 million during the quarter ended March 31, 2008, primarily as a result of active working capital management during the quarter in preparation for the repayment of the convertible subordinated notes due March 1, 2008.  At March 31, 2008, we had cash and cash equivalents of $298.5 million, of which $166.9 million was held by our China subsidiaries.

Currently, our primary sources of available credit are a $75 million secured revolving credit facility in the U.S. and a series of credit facilities in China.  On April 21, 2008, we borrowed $50.0 million under a LIBOR draw against the U.S. credit facility and we also started drawing daily base rate loans to fund our working capital requirements. The U.S. credit facility matures during the third quarter of 2008.  At March 31, 2008, the Company also had credit facilities in China with a total of $145.4 million available for future borrowings, of which an aggregate of $35.6 million remained available for general working capital purposes and $109.8 remained available in support of letters of credit and corporate guarantees.  The China facilities expire during the fourth quarter of 2008. We cannot be certain that we can renew or replace the U.S. and China credit facilities as they mature on commercially reasonable terms or at all. Furthermore, with respect to China, our available lines of credit are now significantly less than what had been available to us in the past, and we may need to pledge certain of our assets in China to renew matured or maturing lines and/or to increase those lines.

Over the past year, our China subsidiaries were a significant source of liquidity for the Company.  However, after having transferred dividends to us in the amounts of $150 million in the year ended December 31, 2007 and an additional $100 million in the quarter ended March 31, 2008, the amount of cash available for dividends from our China subsidiaries is significantly less than in the past.  The amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated requirements including currency exchange controls on transfers of funds outside of China.

Management’s liquidity plans include divesting our noncore assets or operations and obtaining loans from financial institutions. If we cannot successfully implement our liquidity plans, it may be necessary for us to make significant changes to our business plan in order to maintain adequate liquidity for at least the next 12 months. In addition, various other matters may impact our liquidity such as:

•      changes in financial market conditions or our business condition that could limit our access to existing credit facilities or make new financings more costly or even unfeasible;

•      inability to achieve planned operating results that could increase liquidity requirements beyond those considered in our business plan; and

•      changes in China’s currency exchange control regulations that could limit our ability to access cash in China to meet liquidity requirements for our operations in China or elsewhere.

Although management has developed liquidity plans, we may have difficulty maintaining existing relationships, or developing new relationships, with suppliers or vendors as a result of our financial condition. Our suppliers or vendors could choose to provide supplies or services to us on more stringent payment terms than those currently in place, such as by requiring advance payment or payment upon delivery of such supplies or services, which would have an adverse impact on our short-term cash flows. As a result, our ability to retain current customers, attract new customers and maintain contracts that are critical to our operations may be adversely affected.

Thus, our ability to continue as a going concern until we generate sustained profits and/or positive cash flows from operations is subject to our ability to successfully divest noncore assets or operations and/or obtain loans from financial institutions. Our continuing operating losses increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Any failure by us to execute successfully on our business plan, including our cost reduction strategy, could result in total costs and expenses that are greater than expected which would adversely affect our operating results.

Management has undertaken a significant review of our business and has developed an operating plan that it believes will address our cash requirements for the next 12 months. In addition to increasing our liquidity through the divestiture of our noncore assets or operations and obtaining loans, as discussed above, we anticipate continuing to take rebalancing actions, including work force reductions, as needed to bring operational expenses to appropriate levels for each of our businesses and to address our cash flow requirements.  During the quarter ended March 31, 2008, we substantially completed the restructuring plan approved by our Board of Directors in October 2007, having reduced our worldwide work force by approximately 800 employees, or approximately 12% of the Company’s headcount.  We expect cost savings from planned restructuring activities to provide liquidity for operations, to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts. Significant risks associated with these actions and other workforce management issues that may impair our ability to successfully implement our business plan and achieve anticipated cost reductions or that may otherwise harm our business include delays in implementation of any further workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia, redundancies among restructuring programs, decreases in employee morale and the failure to meet operational targets or respond rapidly to future growth opportunities due to the loss of employees, particularly sales employees. Moreover, our management must devote significant time and attention to any corporate restructuring, and, if it becomes necessary to undertake additional restructuring measures, management may not be able to devote sufficient time and attention to our core operations. If we are unable to realize the anticipated benefits of the completed cost reductions, or if it becomes necessary to undertake additional restructuring measures, our results of operations will be harmed. In addition, our ability to retain key employees may be adversely affected by our restructuring plans.

We may not realize the anticipated benefits of any divestitures that we undertake.

We plan to divest noncore assets and operations in order to address our liquidity requirements. To date, we have not consummated any such transactions.  In addition, anticipated benefits of divestitures, if consummated, may not be realized. Our divestiture plans have in the past and will require in the future a significant diversion of management’s time and attention from other business concerns and, in addition, may distract our employees away from our operations, harm our reputation, increase our expenses and result in recording significant losses upon consummation of such divestitures.

We may have to sell our securities.

If we cannot meet our liquidity needs through improved operating results, the divestiture of our noncore assets or operations, or by obtaining loans from financial institutions, we may have to sell our securities, which would dilute the ownership of our stockholders.  Our ability to sell our securities is not assured.

Our failure to successfully implement an enhanced version of our enterprise resource planning system could result in material financial misstatements and/or cause delays in our filings.

During the first quarter of 2008, we implemented an enhanced version of our enterprise resource planning system.  Because we have not yet completed the testing of the system, certain additional processes have been required in connection with the preparation of our condensed consolidated financial statements. These additional processes have increased the time otherwise needed by us to prepare our condensed consolidated financial statements.  For example, the additional time needed to prepare our condensed consolidated financial statements for the first quarter of 2008 caused us to file, pursuant to SEC Rule 12b-25, for an extension for the filing of this Quarterly Report on Form 10-Q.  In addition to increasing the amount of time it takes us to prepare our condensed consolidated financial statements, the additional processes also may increase the risk of errors in our condensed consolidated financial statements. Our ability to prepare accurate and timely consolidated financial statements already had been identified as a material weakness by management in its assessment of the Company’s internal controls over financial reporting as of December 31, 2007.  We continue to test the enhancements to our enterprise resource planning systems so that the additional processes it is causing will no longer be necessary, but until we have successfully tested the system, and there is no assurance that we will be successful in this regard, the Company and its stockholders are subject to the risks associated with late filings, material misstatements to the quarterly and annual consolidated financial statements and/or financial restatements, any of which could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

We face risks related to possible violations of the Foreign Corrupt Practices Act.

In December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (the “DOJ”) allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and the Securities and Exchange Commission (the “SEC”) regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and we have received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, certain training programs we have sponsored. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the SEC and the DOJ and the immigration issues under investigation by the DOJ.

At this time, we cannot predict when the FCPA inquiries will be completed or what the outcome of these inquiries will be. These inquiries could harm relationships with existing customers and our ability to obtain new customers and partners. If the SEC or the DOJ makes a determination that we have violated federal laws, we may face severe criminal and civil sanctions including, but not limited to, fines, disgorgement and an injunction. These inquires also could result in regulatory proceedings, and thus potentially adverse findings, that could require us to pay damages or penalties or have other remedies imposed upon us. In addition, it is possible that the findings and outcome of any of these inquiries and any subsequent regulatory proceedings may affect other lawsuits that are pending and we cannot guarantee that new lawsuits related to the matters under inquiry will not be filed. Thus, any adverse findings or other negative outcomes of these inquiries with respect to the possible FCPA violations could adversely affect our business, results of operations, financial position and cash flows, and ultimately our stock price.

Adverse resolution of pending civil litigation may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. In addition to litigation in the ordinary course of business, we and various of our executive officers and directors are currently named defendants in various actions arising from or relating to our past accounting restatements, our past stock option award practices and the allocation of shares by our underwriters in our initial public offering. This litigation is, and any future additional litigation could be, time consuming and expensive, could divert our management’s attention away from our regular business, and if any one of these lawsuits is adversely resolved against us, could have a material adverse effect on our financial condition and liquidity. Moreover, the results of complex legal proceedings are difficult to predict. For additional information regarding certain of the matters in which we are involved, see “Part II, Item 1 Legal Proceedings” of this report.

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

As a result of these and other factors, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. In addition, the factors noted above may make it difficult for us to forecast our projected financial performance. Furthermore, it is possible that in some future quarters our operating results will fall below our internal forecasts, public guidance or the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

Competition in our markets may lead to reduced prices, revenues and market share.

We face intense competition, and will continue to face intense competition, from both domestic and international companies in our target markets, many of which may operate under lower cost structures and have much larger sales forces than we do. Additionally, other companies not presently offering competing products may also enter our target markets. Many of our competitors have significantly greater financial, technical, product development, sales, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies and changes in service provider requirements. Our competitors may also be able to devote greater resources than we can to the development, promotion and sale of new products. These competitors may be able to offer significant financing arrangements to service providers, which may give them a competitive advantage in selling systems to service providers with limited financial resources. In many of the developing markets in which we operate or intend to operate, relationships with local governmental telecommunications agencies are important to establish and maintain through permissible means. In many such markets, our competitors may have or be able to establish better relationships with local governmental telecommunications agencies than we have, which could result in their ability to influence governmental policy formation and interpretation to their advantage. Additionally, our competitors might have better relationships with their third party suppliers and obtain component parts at reduced rates, allowing them to offer their end products at reduced prices. Moreover, the telecommunications and data transmission industries have experienced significant consolidation, and we expect this trend to continue. If we have fewer significant customers, we may be more reliant on such large customers and our bargaining position and profit margins may suffer.

Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, cash flows and financial condition, including potential impairment in value of our tangible and intangible assets if extended losses were incurred. In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes and other cost control measures. We may not be successful in these efforts or in delivering our products to market in a timely manner. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit as a percentage of net sales, which would cause our financial results to suffer.

Our overall financial performance continues to depend in large part upon our China subsidiaries.

Approximately 23% of our sales were generated in China in 2007, as compared to approximately 32% of our sales in 2006. Although China now accounts for a smaller portion of our overall sales, we have made substantial investments in China and, therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. In addition, we recently had significant changes within our senior management team in China, and our current senior management team as a whole does not have the same degree of experience in China as our senior management team had in the past. If our current senior management in China cannot maintain and /or establish key relationships with customers, governmental entities and others in China, our business in China may decline significantly. If our business in China declines, our financial condition, results of operations and cash flows may be significantly harmed.

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

The average selling prices of our products may continue to decrease in the future in response to product introductions by us or our competitors or other factors, including price pressures from customers. Certain of our products, including wireless handsets, historically have had low gross profit margins, and any further deterioration of our profit margins on such products could result in losses with respect to such products. Therefore, we must continue to develop, source and introduce new products and enhancements to existing products that incorporate features that can be sold at higher average selling prices. Failure to do so, or the failure of consumers or our direct customers to accept such new products, could cause our revenues and gross profit to decline.

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

We depend on some sole source and key suppliers for handsets, base stations, components and materials used in our products. If we cannot secure from these suppliers adequate supplies of high quality products at competitive prices or in a timely manner, or if these suppliers successfully market their products directly to our customers, our competitive position, reputation and business could be harmed.

We have contracts with a limited group of suppliers to purchase certain components and materials used in our products. If any supplier is unwilling or unable to provide us with high-quality components and materials in the quantities required and at the costs specified by us, we may not be able to find alternative sources on favorable terms, in a timely manner, or at all. For example, chipsets used in certain of our handsets are provided by a sole source supplier. If we had to begin using chipsets from another supplier for any reason, we would have to re-engineer our handsets to be compatible with the new chipset, which could cause delays in the manufacturing and shipping of our handsets. Further, a supplier could market its products directly to our customers. The possibility of a supplier marketing its own products would create direct competition and may affect our ability to obtain adequate supplies. Our inability to obtain or to develop alternative sources if and as required could result in delays or reductions in manufacturing or product shipments. From time to time, there could be shortages of certain products or components. Moreover, our suppliers may supply us with inferior quality products. If an inferior product supplied by a third party is embedded in our end product and causes a problem, it might be difficult to identify the source of the problem as being due to the component parts. If any of these events occur, our competitive position, reputation and business could suffer.

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

Our global diversification strategy has strained our resources and subjects us to various economic, political, regulatory and legal risks.

We market and sell our products globally. The expansion of our existing multinational operations and entry into new markets requires significant management attention and financial resources. To manage our global diversification strategy, we will need to take various actions, including:

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

Furthermore, multinational operations are subject to a variety of risks, such as:

•                  the complexity of complying with a variety of foreign laws and regulations;

•                  the complexity of complying with United States laws and regulations for foreign operations, including the Foreign Corrupt Practices Act;

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

•                  the complexity of compliance with complex and varying taxation requirements of multiple jurisdictions;

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

In addition, many of the global markets are less developed, presenting additional economic, political, regulatory and legal risks unique to developing economies, such as the following:

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

Our success depends on continuing to hire and retain qualified personnel, including  senior managers. If we are not successful in attracting and retaining these personnel and in managing key employee turnover, our business will suffer.

The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. The loss of a key employee, the failure of a key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations. This is particularly the case in China, where we recently have had significant changes within our senior management team.

Notwithstanding our recent workforce restructurings, to effectively manage our operations, we will need to recruit, train, assimilate, motivate and retain qualified employees both locally and internationally. Competition for qualified employees is intense, and the process of recruiting personnel in all fields, including technology, research and development, sales and marketing, administration and management with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. As we grow globally, we must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced difficulty finding qualified accounting personnel knowledgeable in both U.S. and Chinese accounting standards who are Chinese residents. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may be the subject of these types of claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation and disruption to our operations. We could incur substantial costs in defending ourselves against these claims, regardless of their merit.

Currency rate fluctuations and exchange controls may adversely affect our cash flow and operating results.

Our business is subject to risk from changing foreign exchange rates because we conduct a substantial part of our business in a variety of currencies other than the U.S. Dollar.  Historically, the majority of our sales have been made in China and denominated in Renminbi, and during 2007 and 2006 we also made significant sales denominated in Japanese Yen, Euros, Indian Rupees and Canadian Dollars.  Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. Although we could attempt to manage foreign currency exposures using forward and option contracts to hedge against the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers, and non-U.S. subsidiaries, we are not currently hedging such transactions. Furthermore, we would be limited in our ability to hedge our exposure to rate fluctuations in certain currencies, including the Renminbi, on account of governmental currency exchange control regulations that restrict currency conversion and remittance.  Thus, even if we engage in hedging activities in the future, there is no assurance that we would be successful in minimizing the impact of foreign currency fluctuations. As a result, fluctuations in foreign currencies may have a material impact on our business, results of operations and financial condition.

We may not be able to take advantage of acquisition opportunities or achieve the anticipated benefits of completed acquisitions.

We have in the past acquired certain businesses, products and technologies.  We will continue to evaluate acquisition prospects that would complement our existing product offerings, augment our market coverage, enhance our technological capabilities, or that may otherwise offer growth opportunities. To the extent we may desire to raise additional funds for purposes not currently included in our business plan, such as to take advantage of acquisition opportunities or otherwise develop new or enhanced products, respond to competitive pressures or raise capital for strategic purposes, there is no assurance that additional financing for these or other purposes would be available on acceptable terms or at all. If we raise additional funds through the issuance of equity securities, our stockholders will experience dilution of their ownership interest, and the newly issued securities may have rights superior to those of common stock. If we raise additional funds by issuing debt, our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control, we may be subject to limitations on our operations, and our leverage may increase.  In addition, acquisitions involve numerous risks, including difficulties in the assimilation of operations, technologies, products and personnel of the acquired company, diversion of management’s attention from other business concerns, risks of entering markets in which we have no direct or limited prior experience, the potential loss of key employees of the acquired company, unanticipated costs and, in the case of the acquisition of financially troubled businesses, challenges as to the validity of such acquisitions from third party creditors of such businesses.

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

The impact of potential United States patent reform legislation, USPTO reforms, and third party legal proceedings may adversely impact our intellectual property.

Changes to certain United States patent laws and regulations may occur in the future, some or all of which may impact our intellectual property, specifically our patent costs, the scope of future patent coverage we secure, and damages we may be awarded in patent litigation. Currently pending legislation in the U.S. Congress, titled the Patent Reform Act of 2007, would modify U.S. patent laws relating to, among other things, how patent damages are calculated, the procedures for challenging issued patents, and where patent lawsuits can be filed in the United States. Final administrative rule changes issued by the U.S. Patent and Trademark Office (USPTO), the implementation of which rule changes currently is subject to a court-ordered injunction, would modify the U.S. patent application process, including current practices with respect to continuing applications. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctive relief may make it more difficult, under some circumstances, for us to enjoin a party that has been found to infringe one or more of our patents.  Any or all of these proposed statutory or regulatory changes or court rulings may materially and adversely impact our ability to assert our rights in our intellectual property either defensively or against potential infringers.

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

Our handset products are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal and clean up of, and human exposure to, hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses, and the imposition of additional clean up obligations could cause us to incur substantial costs relating to remediation activities. Compliance with existing or future environmental, health and safety laws could also cause us to incur substantial costs relating to such compliance, including the expense of modifying product designs and manufacturing processes. In addition, restrictions on the use of certain materials in our facilities or products in the future could have a negative impact on our operations.

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

Our operations and the products we manufacture and/or sell are subject to a wide range of global environmental, health and safety laws. Compliance with existing or future environmental, health and safety laws could subject us to future costs, liabilities, impact our production capabilities, constrict our ability to sell, expand or acquire facilities and generally impact our financial performance. Some of these laws relate to the use, disposal, clean up of, and exposure to, hazardous substances. In the United States, laws often require parties to fund remedial studies or action regardless of fault. Over the last several years, the European Union (the “EU”) countries have enacted environmental laws regulating electronic products. For example, beginning July 1, 2006, our products have been subject to laws that mandate the recycling of waste in electronic products sold in the EU and that limit or prohibit the use of certain substances in electronic products. Other countries outside of Europe are expected to adopt similar laws. We may incur additional expenses to comply with these laws.

We may incur costs and expenses as a result of our past stock option granting practices.

We may incur costs and expenses greater than expected with respect to past awards of discount stock options to employees.  Employees who were awarded options at a discount from fair market value and were totally or partially unvested as of December 31, 2004, may be subject to a penalty tax under Internal Revenue Code Section 409A (“Section 409A”) and corresponding states taxes upon exercise of these stock options. We are considering certain actions, including implementing, subject to stockholder approval, an option exchange program for employees (excluding executive officers and directors), which we believe would be in the best interests of our stockholders and employees and would, among other things, substantially reduce or eliminate the potential federal and state penalty taxes for those employees who elect to participate in the option exchange. However, there is no guarantee that we will be successful in addressing all of our employees’ potential adverse tax consequences without us having to incur additional cash or noncash compensation expense. Furthermore, such actions, or the failure of such actions, may require the Company to incur substantial expenses for legal, accounting, tax and other professional services and may divert management’s attention from our business, which could in the future harm our business, financial condition, results of operations and cash flows.

We may experience a variety of unanticipated events, such as litigation or product defect or quality issues, that divert management’s attention from our business and/or result in costs and expenses that could adversely affect our operating results.

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

Our operations are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, external interference with our information technology systems, incidents of terrorism and other events beyond our control that affect us, either directly or indirectly through one or more of our key suppliers. For example, our Hangzhou manufacturing facility’s ability to produce sufficient products is dependent upon a continuous power supply. However, the Hangzhou facility has in the past been subject to power shortages, which has affected our ability to produce and ship sufficient products. Also, our operations in Alameda, California and China are located in areas prone to earthquakes. We do not have a detailed disaster recovery plan, and the occurrence of any events like these that disrupt our business could harm our business and operating results.

We also may be adversely impacted by the recent earthquake in Sichuan Province, China.  Depending upon the extent of the damage and disruption caused by the earthquake to us, our suppliers and our customers, our business and operating results may be adversely affected.

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

Several foreign governments and U.S. state and local governments, including California, have adopted or are considering adopting legislation that would restrict or prohibit the use of wireless handsets while driving a motor vehicle. Widespread legislation that restricts or prohibits the use of wireless handsets while driving could negatively affect our future growth.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) requires that we establish and maintain an effective internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting. Our annual report on Form 10-K must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting.

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

•                  the restructuring of telecommunications carriers in China, including policy making governing next generation network infrastructure and licensing;

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

China’s currency exchange controls may impact our ability to transfer funds outside of China.

China imposes currency exchange controls on transfers of funds outside of China. Furthermore, the Chinese government requires that our China subsidiaries have funds available for mandated employee benefits.  We have no assurance, therefore, that in the future our China subsidiaries will be able to transfer funds to us in the amounts or within the times that we may require to meet our liquidity or other business needs.

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

If tax benefits available to its subsidiaries located in China are reduced or repealed, our business could suffer.

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008. Under the CIT Law, China’s dual tax system for domestic enterprises and foreign investment enterprises (“FIEs”) was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high and new technology enterprises.

Prior to January 1, 2008, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which were generally available to FIEs. The tax holidays/incentives for FIEs were applicable to UTStarcom Chongqing Telecom Co. Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”), Hangzhou UTStarcom Telecom Co., Ltd. (“HSTC”) and UTStarcom China Co., Ltd. (“UTSC”), our subsidiaries in China, because these entities could qualify as accredited technologically advanced enterprises.

The CIT Law allows certain qualified high and new technology enterprises to pay a reduced 15% tax rate. For FIEs established before the promulgation of the new law who were eligible for lower tax rates prior to January 1, 2008, their tax rates would be gradually increased to 25% over five years commencing from January 1, 2008. Significant regulations regarding the interpretation and implementation of the new tax law are still pending.  There is potential risk that our subsidiaries may not qualify for the reduced 15% tax rate.  Therefore, the new law may have an adverse impact on our future tax expense in China.

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

We believe the PAS market has matured. PAS is available in most of the provinces throughout China. If additional handset competitors enter the market, or if competitors decide to further reduce pricing, our sales of PAS handsets may be adversely impacted.

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

Broadcasting television over the internet has only recently begun in China. SARFT, the central government’s regulatory body, issued a measure in July 2004 to regulate the broadcasting of audio-visual programs through the information network, which includes our Internet Protocol television (IPTV) business. SARFT categorized the information network into the mobile telecommunication network, fixed communications network, microwave communication network, cable television network, satellite or other metropolitan area network, wide area network, local area network and other information networks categories. The equipment that receives information from these networks includes computers, television sets, mobile phones and other electronic products. In December 2007, MII and SARFT jointly issued a measure to regulate the service of audio-visual programs on the internet, which also includes our IPTV business. This measure requires the entities engaged in the services of audio-visual program on the internet to be owned or controlled by the State owned entities. While regulating the IPTV business, SARFT is encouraging development in China of the digital television business, a business that may be competitive with IPTV in the target market. The digital television and IPTV target complementary markets and it is not clear the extent of support SARFT will provide for IPTV in setting regulations. For example, the Zhejiang Administration of Radio, Film, and Television, the local regulatory body in the province of Zhejiang, issued a similar notice on January 10, 2006. Because the IPTV industry relates to both television and telecom sectors, it may be subject to regulation by different governmental authorities, including MII. However, due to a lack of uniform regulation on the development of the IPTV industry, we cannot predict that our IPTV business will operate smoothly in China. Our business may suffer if the law or policy in China does not encourage the IPTV industry.

We currently do not have a license to engage in the IPTV operator service business in China and development of our IPTV business depends upon the cooperation of IPTV license holder(s) and network operators. If we are unable to work cooperatively with license holder(s) and network operators, our business may suffer.

Under the measures issued by SARFT in July 2004, entities intending to engage in the IPTV operator service business should obtain a license from SARFT and foreign investment enterprises are prohibited from engaging in the IPTV operator service business. The new measure jointly issued by MII and SARFT indicates that SARFT will only grant such licenses to state-owned companies. Since we are the technical service and equipment provider in this field, our business development will depend on the cooperation of license holders and network operators. Our business may suffer if we fail to cooperate with license holders or network operators, or if the license holder(s) we are cooperating with lose their licenses.

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

•                  changes in governmental regulations or policies in China and other developing countries in which we do business;

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

SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, “SOFTBANK”), beneficially owned approximately 12% of our outstanding stock as of March 31, 2008. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

•                  establishing advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted on by stockholders at stockholder meetings; and

•                  requiring for-cause removal of directors.

Our failure to timely file periodic reports with the Securities and Exchange Commission could result in the delisting of our common stock from the NASDAQ National Market and cause us to default on covenants contained in contractual arrangements.

If we are unable to maintain compliance with the conditions for continued listing required by NASDAQ, then our shares of common stock may be subject to delisting from the NASDAQ Global Select Market. For example, as a result of our failure to timely file with the Securities and Exchange Commission our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we were not in full compliance with NASDAQ Marketplace Rule 4310(c)(14), which requires us to make, on a timely basis, all filings with the Securities and Exchange Commission required by the Securities Exchange Act of 1934. While we returned to full compliance with NASDAQ’s listing requirements on October 19, 2007, we are required to comply with NASDAQ Marketplace Rule 4310(c) (14) as a condition for our common stock to continue to be listed on the NASDAQ Global Select Market. If our shares of common stock are delisted from the NASDAQ Global Market, our common stock may not be eligible to trade on any national securities exchange or the over-the counter market. If our common stock is no longer traded through a market system, the liquidity of our common stock may be greatly reduced, which could negatively affect its price. In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. A delisting from the NASDAQ Global Select Market may also have other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest, and fewer business development opportunities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number		EXHIBIT DESCRIPTION

3.1

Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended. (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on December 12, 2003)

3.2

First Amended and Restated Bylaws of UTStarcom, Inc., as amended on August 22, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2007)

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
10.1

Credit Agreement, dated as of March 21, 2008, by and among, Borrower, each of the lenders party thereto from time to time and Wells Fargo Foothill, LLC, as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on March 25, 2008)

10.2

Security Agreement, dated as of March 21, 2008, by and among, the Grantors party thereto from time to time and Wells Fargo Foothill, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed with the SEC on March 25, 2008)

10.3	*

Amendment to Stock Option Agreements dated January 11, 2008 between the Company and Hong Liang Hu (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on January 17, 2008)

10.4	*

Amended and Restated Change of Control/Involuntary Termination Severance Agreement between the Company and Hong Liang Lu, dated January 30, 2008 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on February 5, 2008)

10.5	*

Amended and Restated Change of Control/Involuntary Termination Severance Agreement between the Company and Peter Blackmore, dated January 30, 2008 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed with the SEC on February 5, 2008)

10.6	*

Amended and Restated Change of Control/Involuntary Termination Severance Agreement between the Company and Francis P. Barton, dated January 30, 2008 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed with the SEC on February 5, 2008)

10.7	*

Amended and Restated Executive Involuntary Termination Severance Pay Plan, dated January 30, 2008 (incorporated by reference to Exhibit 10.4 of Current Report on Form 8-K filed with the SEC on February 5, 2008)

10.8	*

Vice President Change in Control and Involuntary Termination Severance Pay Plan as amended and restated April 25, 2008 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the SEC on May 1, 2008)

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

UTSTARCOM, INC.

Date: May 15, 2008	By:	/s/ FRANCIS P. BARTON
Francis P. Barton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)