Form 10-Q
period 2008-06-30
UTSTARCOM INC
filed 2008-08-11
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of July 30, 2008 there were 125,655,244 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$253,901	$437,449
Short-term investments	889	65,629
Accounts receivable, net of allowances for doubtful accounts of $49,589 and $45,728 at June 30, 2008 and December 31, 2007, respectively	130,830	304,654
Accounts receivable, related parties	13,972	26,256
Notes receivable	8,643	12,615
Inventories	196,053	334,467
Deferred costs	146,905	190,260
Deferred tax assets	1,157	1,157
Restricted cash	17,394	6,442
Assets held for sale	373,929	—
Prepaids and other current assets	120,636	114,037
Total current assets	1,264,309	1,492,966
Property, plant and equipment, net	207,259	209,094
Long-term investments	16,211	16,667
Intangible assets, net	5,472	24,809
Long-term deferred costs	161,919	164,766
Long-term deferred tax assets	56,181	46,277
Other long-term assets	24,225	30,009
Total assets	$1,735,576	$1,984,588

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$179,984	$148,440
Short-term debt	29,158	322,829
Income taxes payable	5,943	1,174
Customer advances	192,331	229,050
Deferred revenue	111,219	100,502
Deferred tax liabilities	49,687	53,922
Liabilities held for sale	154,953	—
Other current liabilities	175,303	247,299
Total current liabilities	898,578	1,103,216

Long-term deferred revenue	229,241	236,033
Long-term debt	—	333
Other long-term liabilities	19,124	23,325
Total liabilities	1,146,943	1,362,907

Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	796	3,705
Stockholders’ equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 125,643,769 and 123,467,204 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	152	152
Additional paid-in capital	1,227,729	1,216,691
Accumulated deficit	(704,593)	(691,170)
Accumulated other comprehensive income	64,549	92,303
Total stockholders’ equity	587,837	617,976
Total liabilities, minority interest and stockholders’ equity	$1,735,576	$1,984,588

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net sales
Unrelated party	$623,388	$518,014	$1,197,583	$980,799
Related party	9,368	20,231	21,162	33,347
	632,756	538,245	1,218,745	1,014,146
Cost of net sales
Unrelated party	544,523	441,954	1,031,676	833,804
Related party	6,285	16,561	13,042	25,328
Gross profit	81,948	79,730	174,027	155,014
Operating expenses:
Selling, general and administrative	72,010	88,865	151,754	168,701
Research and development	39,286	42,158	80,686	85,819
Amortization of intangible assets	1,730	4,046	3,554	8,092
Total net operating expenses	113,026	135,069	235,994	262,612

Operating loss	(31,078)	(55,339)	(61,967)	(107,598)

Interest income	1,290	3,395	4,107	8,304
Interest expense	(3,457)	(7,321)	(9,528)	(14,046)
Other income (expense), net	(920)	158	53,050	4,129

Loss before income taxes and minority interest	(34,165)	(59,107)	(14,338)	(109,211)
Income tax (expense) benefit	(4,625)	(3,298)	395	(7,640)
Minority interest in losses of consolidated subsidiaries	10	698	520	1,161
Net loss	$(38,780)	$(61,707)	$(13,423)	$(115,690)

Loss per share - Basic and Diluted	$(0.31)	$(0.51)	$(0.11)	$(0.96)

Weighted average shares used in per-share calculation - Basic and Diluted	123,119	120,982	122,608	120,941

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Six months ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,423)	$(115,690)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,904	29,737
Gain on sale of investments and liquidation of ownership interest in a variable interest entity	(48,375)	(366)
Net gain on sale of fixed assets	(85)	(2,629)
Stock-based compensation expense	9,844	4,939
Provision for doubtful accounts	2,722	2,370
Provision for (recovery of) deferred costs	9,089	(8,136)
Deferred income taxes	(11,541)	1,267
Other	2,185	(366)
Changes in operating assets and liabilities:
Accounts receivable	65,081	84,696
Inventories	(69,513)	(19,369)
Deferred costs	42,747	31,563
Other assets	(5,513)	(28,637)
Accounts payable	116,453	(89,502)
Income taxes payable	3,800	6,801
Customer advances	(16,503)	27,141
Deferred revenue	(7,025)	(23,982)
Other current liabilities	(39,986)	(49,135)
Net cash provided by (used in) operating activities	59,861	(149,298)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(10,271)	(15,425)
(Purchase of) proceeds from the disposition of an investment interest	(2,244)	1,800
Proceeds from repayment of loan by a variable interest entity	7,728	—
Change in restricted cash	(6,506)	6,615
Purchase of short-term investments	(8,567)	(21,735)
Proceeds from sale of short-term investments	66,580	13,484
Other	143	(230)
Net cash provided by (used in) investing activities	46,863	(15,491)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	50,000	64,621
Payments on borrowings	(346,017)	(64,732)
Other	(3,637)	4,728
Net cash (used in) provided by financing activities	(299,654)	4,617
Effect of exchange rate changes on cash and cash equivalents	9,382	7,972
Net decrease in cash and cash equivalents	(183,548)	(152,200)
Cash and cash equivalents at beginning of period	437,449	661,623
Cash and cash equivalents at end of period	$253,901	$509,423

Supplemental disclosure of cash flow information:
Non-cash operating activity:
Accounts receivable transferred to notes receivable	$9,278	$11,462

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

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the consolidated financial statements and accompanying disclosures.  Actual results may be different.  See the Company’s 2007 Annual Report for discussions of the Company’s critical accounting policies and estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

The Company had an operating loss of $62.0 million and a net loss of $13.4 million for the six months ended June 30, 2008. At June 30, 2008, the Company had an accumulated deficit of $704.6 million.  Cash provided from operations was $59.9 million during the six months ended June 30, 2008, primarily the result of management of working capital, in part, necessitated by the repayment of the convertible subordinated notes due March 1, 2008. At June 30, 2008, the Company had cash and cash equivalents of $253.9 million, of which $157.7 million was held by its China subsidiaries and continues to be subject to currency exchange controls on transfers of funds from China.

The Company reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the Company’s accumulated deficit aggregated $691.2 million. During the year ended December 31, 2007, the Company used $218.2 million of cash in operations. At December 31, 2007, the Company had cash and cash equivalents of $437.4 million of which $289.5 million was used to repay the convertible subordinated notes due on March 1, 2008 (the “Notes”). This amount included a principal payment of $274.6 million and $14.9 million in accrued interest. At December 31, 2007, $322.4 million of the Company’s cash and cash equivalents were held by its subsidiaries in China and China imposes currency exchange controls on transfers of funds outside of China. Additionally, the available lines of credit in China are significantly less than what has been available to the Company historically and the existing credit facilities in China expire during the fourth quarter of 2008. These factors raised substantial doubt as to the Company’s ability to continue as a going concern.

On June 30, 2008, the Company entered into an agreement to sell UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”) for a total purchase consideration of approximately $240 million and has classified PCD’s assets and liabilities as held for sale in the June 30, 2008 condensed consolidated balance sheet. The transaction closed on July 1, 2008 (See Note 22). As a result of this transaction, management believes the Company has sufficient liquidity to finance its anticipated working capital and capital expenditure requirements for the next twelve months.  In an effort to further improve the Company’s profitability and cash flows, management continues to re-examine all aspects of the Company’s business for areas of improvement and continues to focus on the Company’s fixed cost base and improving the working capital position to better align with operations, market demand and current sales levels. However, if projected sales do not materialize, management may need to further reduce expenses. In addition, the Company may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and debt covenants could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.  Effective January 1, 2008, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to financial assets and financial liabilities measured at fair value on a recurring basis. The adoption of SFAS No. 157 for these financial assets and financial liabilities did not have a material impact on the Company’s financial condition or results of operations in the first six months of 2008. The new disclosures required by SFAS 157 are included in Note 6. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities except those recorded or disclosed at fair value on a recurring basis.  Therefore, the Company has delayed application of SFAS 157 to those non-financial assets and non-financial liabilities until January 1, 2009.  The Company is currently evaluating the impact of SFAS 157 on those non-financial assets and non-financial liabilities on the Company’s financial position and results of operations.  While the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for non-financial assets and non-financial liabilities not disclosed at fair value in the consolidated financial statement on at least an annual basis.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.” APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not anticipate the adoption of this position to have a material impact on its financial condition, results of operations and cash flows based on its existing debt securities.

NOTE 3 - STOCK-BASED COMPENSATION

During the three and six months ended June 30, 2008, the Company granted equity awards including restricted stock, restricted stock units and stock options. Such awards generally vest over a period of one to four years from the date of grant.  Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding.

In November 2007, the Compensation Committee granted 962,249 shares of performance-based restricted stock units to certain senior executive officers.  On February 26, 2008, the Committee determined, based on the Company’s and each executive officer’s level of performance during the Company’s 2007 fiscal year, that 783,324 shares underlying the previously granted performance-based restricted stock units had been earned, with 50% vesting immediately and 50% vesting on February 28, 2009.  Each performance-based restricted stock unit has a fair value of $2.99 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of February 26, 2008.  In February 2008, the Compensation Committee also granted an additional 1,073,333 performance-based awards to certain senior executive officers, subject to the attainment of goals determined by the Compensation Committee.  The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company’s stock price as these awards are “marked to market” periodically prior to the date of the Compensation Committee’s determination on performance.

The total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of net sales	$334	$119	$594	$243
Selling, general and administrative	4,029	1,159	8,026	2,864
Research and development	686	906	1,224	1,832
Total	$5,049	$2,184	$9,844	$4,939

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option valuation model and the weighted average assumptions in the following table. The expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk free interest rate is based on the zero coupon U.S. Treasury securities with an equivalent remaining term. Expected volatility is based on the historical volatility of the Company’s stock. The weighted-average per share fair value of stock options granted and the assumptions used, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007 (1)	2008	2007 (1)

Weighted-average per share fair value of grants	$1.72	—	$1.51	—
Expected remaining term in years	4.1	—	4.3	—
Weighted average risk-free interest rate	2.77%	—	2.38%	—
Expected dividend rate	0.00%	—	0.00%	—
Volatility	63%	—	63%	—

(1) No stock options were granted during the three and six months ended June 30, 2007.

Option activity as of June 30, 2008 and changes during the six months ended June 30, 2008 are as follows:

	Number of shares outstanding (in thousands)	Weighted average exercise price
Options outstanding, December 31, 2007	17,647	$13.91
Options granted	510	2.95
Options exercised	(50)	1.90
Options forfeited or expired	(3,212)	16.86

Options outstanding, June 30, 2008	14,895	$12.94

Nonvested restricted stock and restricted stock units as of June 30, 2008, and changes during the six months ended June 30, 2008, are as follows:

	Shares (in thousands)	Weighted average grant date fair value
Nonvested at December 31, 2007	6,370	$3.09
Granted	5,367	2.88
Vested	(1,256)	2.87
Forfeited	(765)	2.88
Nonvested at June 30, 2008	9,716	$3.02

At June 30, 2008, there was approximately $36.6 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, adjusted for forfeitures, which is expected to be recognized over a weighted average period of 2.3 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 4 - LOSS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net loss available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include convertible subordinated notes prior to their maturity, outstanding stock options, nonvested restricted stock and restricted stock units and Employee Stock Purchase Plan (“ESPP”) shares.

The following is a summary of the calculation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands except per share data)
Numerator
Net loss	$(38,780)	$(61,707)	$(13,423)	$(115,690)

Denominator
Weighted-average shares outstanding	123,119	120,982	122,608	120,941

Loss per share - basic and diluted	$(0.31)	$(0.51)	$(0.11)	$(0.96)

For the three and six months ended June 30, 2008 and 2007, no potential common shares were dilutive because of the net loss in each of these periods.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Stock options and ESPP shares	17,034	18,302	17,105	18,812
Assumed conversion of convertible subordinated notes	—	11,543	3,805	11,543
Nonvested restricted stock and restricted stock units	9,977	516	8,982	575
	27,011	30,361	29,892	30,930

NOTE 5 - COMPREHENSIVE LOSS

The reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(38,780)	$(61,707)	$(13,423)	$(115,690)
Unrealized gain (loss) on investments, net of tax	(273)	52,141	(1,723)	48,271
Reclassification adjustment related to realization of previously unrealized gains, net of tax	—	—	(38,302)	—
Foreign currency translation	4,507	7,241	12,271	11,908
Total comprehensive loss	$(34,546)	$(2,325)	$(41,177)	$(55,511)

The components of accumulated other comprehensive income reported in the condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(2,699)	$35,949
Foreign currency translation	67,248	56,354
Accumulated other comprehensive income	$64,549	$92,303

NOTE 6 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents are recorded at cost. Short-term investments, consisting of bank notes and available-for-sale securities, were $0.9 million and $65.6 million at June 30, 2008 and December 31, 2007, respectively.   Short-term investments decreased at June 30, 2008 from December 31, 2007 primarily due to the sale of investments with a carrying value of $42.4 million at December 31, 2007.  The available-for-sale securities investments are recorded at fair value (see below).  Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings.  At June 30, 2008, the long-term investments included $2.7 million of unrealized holding loss which was recorded in accumulated other comprehensive income. There was no unrealized holding gain or loss in short-term investments.   At December 31, 2007, the long-term and short-term investments included $1.0 million of unrealized holding loss and $36.9 million of unrealized holding gain, respectively.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these bank notes with banking institutions in China. The Company sold $7.7 million and $30.5 million of bank notes, and recorded costs of $0.1 million and $0.4 million as a result of discounting the notes, during the three and six months ended June 30, 2008, respectively.  There were no bank notes sold during the three and six months ended June 30, 2007.

The following table shows the break-down of the Company’s total investments at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(in thousands)
Equity Securities
Gemdale Company, Ltd	$—	$30,595
Infinera	—	11,759
Global Asia Partners L.P.	2,211	2,113
Cortina	3,348	3,013
MRV	1,808	3,523
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
Others	2,542	1,716
Bank Notes	889	23,275
Total investments	$17,100	$82,296

Short-term investments	889	65,629
Long-term investments	16,211	16,667

Gemdale

Gemdale Co., Ltd (“Gemdale”) is a real estate company that invests and develops properties in China, primarily in Shanghai, Beijing, Shenzhen and Wuhan.  During the first quarter of 2008, the Company sold its remaining investment for approximately $32.9 million cash and recorded a gain of $32.4 million in other income (expense), net.

Infinera

Infinera Corporation (“Infinera”) develops optical telecommunications systems using photonic integrated circuits.  Infinera became a public company as a result of its initial public offering in June 2007.  During the first quarter of 2008, the Company sold all of its investment in Infinera for total proceeds of $9.2 million and recognized a gain of $7.3 million in other income (expense), net.

MRV

On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV Communications (“MRV”), which is a publicly-traded company in an active market. In exchange for the Company’s interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company was paid the cash consideration of $1.5 million and received 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million. During the three and six months ended June 30, 2008, the Company recorded an unrealized loss of $0.3 million and $1.7 million, respectively, in other comprehensive income, representing the change in fair value of the investment during the period.  The accumulated unrealized loss at June 30, 2008 was $2.7 million, representing the difference between the fair value of the investment on June 30, 2008 and the initial amount recorded of $4.5 million when the MRV shares were received in 2007.  Because the Company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired. At June 30, 2008, MRV is the only investment accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Fair Value Measurements

As discussed in Note 2, effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and liabilities that are being measured and reported at fair value on a recurring basis.  Although the adoption of SFAS 157 did not materially impact its financial condition, results of operations, or cash flows, the Company is now required to provide additional disclosures as part of its financial statements.  In accordance with FSP 157-2, the Company deferred adoption of SFAS 157 as it relates to non-financial assets and liabilities measured at fair value on a nonrecurring basis.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly, or quoted prices in less active markets; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its marketable securities.

At June 30, 2008, the Company’s investment in MRV is an available-for-sale security recorded at fair value, classified within Level 1 of the fair value hierarchy.  The Company has no other financial assets or liabilities that are being measured at fair value at June 30, 2008.

NOTE 7 - RESTRICTED CASH

At June 30, 2008, the Company had short-term restricted cash of $17.4 million, and had long-term restricted cash of $15.8 million included in other long-term assets. At December 31, 2007 the Company had short-term restricted cash of $6.4 million, and had long-term restricted cash of $20.2 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 8 - NOTES RECEIVABLE AND RECEIVABLES PURCHASE AGREEMENT

Commercial notes receivable available for sale were $8.6 million and $12.6 million at June 30, 2008 and December 31, 2007, respectively. The Company may discount these commercial notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no commercial notes receivable sold during the three and six months ended June 30, 2008 and 2007.

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

NOTE 9 - INVENTORIES

As of June 30, 2008 and December 31, 2007, total inventories consisted of the following:

	June 30,	December 31,
	2008	2007
	(in thousands)

Raw materials	$24,039	$34,413
Work-in-process	31,615	35,853
Finished goods	140,399	264,201
Total Inventories	$196,053	$334,467

At June 30, 2008, the Company had inventories of approximately $208.0 million included in assets held for sale, see Note 10.

NOTE 10 – ASSETS HELD FOR SALE

Beginning in the fourth quarter of 2007, the Company launched a number of initiatives, including potential divestitures of non-core assets, to focus on its core growth technologies, including IPTV, IP-based softswitch and broadband devices. On June 30, 2008, the Company entered into an agreement to sell UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”) to an entity controlled by AIG Global Investment Group and certain other investors. The transaction closed on July 1, 2008 (See Note 22).  Previously, PCD was a reportable segment of the Company.

As of June 30, 2008, the Company determined that the “held for sale” criteria in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) had been met for the PCD assets and liabilities. As the sale of PCD is anticipated to result in a gain to be recorded in the third quarter of 2008, no adjustments to the carrying values of the net assets were made. Assets and liabilities for PCD are included in assets held for sale and liabilities held for sale in the condensed consolidated balance sheet as of June 30, 2008.  The following table summarizes the net assets held for sale as of June 30, 2008 (in thousands):

Accounts receivable, net	$125,783
Inventories, net	208,042
Deferred costs	13,652
Prepaids and other current assets	9,019
Property, plant and equipment, net	1,611
Intangible assets, net	15,783
Other assets	39

Assets held for sale	$373,929

Accounts payable	$89,856
Customer advances	18,262
Deferred revenue	7,379
Accrued liabilities and other	39,456

Liabilities related to assets held for sale	$154,953

Net assets held for sale	$218,976

In accordance with SFAS 144, the Company ceased depreciation on the assets to be sold upon executing the agreement to sell PCD. The operations and cash flows of the PCD business will not be accounted for and presented as a discontinued operation because of expected significant continuing direct cash flows pursuant to a three-year supply agreement whereby the Company will continue to sell handset products to the divested entity.

NOTE 11 - INTANGIBLE ASSETS

As of June 30, 2008 and December 31, 2007, intangible assets consisted of the following:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross			Net
	Carrying	Accumulated	Carrying	Carrying	Impairment	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Charges	Amortization	Amount
	(in thousands)
Amortized intangible assets:
Existing technology	$—	$—	$—	$39,530	$(5,214)	$(33,843)	$473
Customer relationships	11,128	(5,656)	5,472	57,220	(10,458)	(24,676)	22,086
Trade names	—	—	—	4,940	—	(4,940)	—
Non-compete agreement	—	—	—	10,800	—	(8,550)	2,250
	$11,128	$(5,656)	$5,472	$112,490	$(15,672)	$(72,009)	$24,809

Amortization expense was $1.7 million and $4.0 million for the three months ended June 30, 2008 and 2007, respectively, and was $3.6 million and $8.1 million for the six months ended June 30, 2008 and 2007, respectively. In the fourth quarter of 2007, the Company determined that the undiscounted cash flows are not sufficient to recover the carrying value of the customer relationships and technology intangible assets within the Other segment and recorded an intangible asset impairment charge of $15.7 million.

The estimated aggregate amortization expense for intangibles for the remainder of 2008 and each of the next four years and thereafter is as follows:

(in thousands)
Remainder of 2008	$556
2009	1,113
2010	1,113
2011	1,113
2012	1,113
Thereafter	464
$5,472

NOTE 12 - DEBT

The following represents the outstanding borrowings at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(in thousands)
Bank loans	$29,158	$47,981
Capital lease obligations, at 4.7%-10.0%, due through 2011	—	581
Convertible subordinated notes, due March 1, 2008	—	274,600
Total Debt	$29,158	$323,162
Long-term debt	—	333
Short-term debt	$29,158	$322,829

At June 30, 2008, the Company had $29.2 million of bank loans with interest rates ranging 6.3% to 6.6% per annum. These bank loans mature during 2008 and are included in short-term debt. There are no significant covenants associated with these loans.

At June 30, 2008, the Company had credit facilities totaling $161.8 million, of which $43.7 million was for working capital purposes and the remaining $118.1 million was for use in support of letters of credits and corporate guarantees.  As of June 30, 2008, $153.8 million of the total credit facilities remained available. All of these facilities expire in late 2008.  As of June 30, 2008, the Company had not guaranteed any debt not included in the condensed consolidated balance sheet.

On March 21, 2008, the Company entered into a credit agreement providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula and was used during the second quarter of 2008 to fund the Company’s general working capital requirements.  During the quarter, the Company repaid all outstanding borrowings under this arrangement. On June 30, 2008, in connection with the entry into an agreement for the sale of the PCD segment (see Note 22), the Company terminated the commitments under the credit agreement. Upon termination of the credit agreement, the Company expensed the remaining unamortized debt issuance costs of approximately $1.1 million.

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

NOTE 13 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

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

Warranty obligations, included in other current liabilities, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period	$49,572	$59,819	$52,734	$66,408
Accruals for warranties issued during the period	4,354	7,769	11,587	11,066
Settlements made during the period	(8,222)	(11,464)	(18,617)	(21,350)
Warranty obligations related to PCD reclassified to liabilities held for sale	(10,124)	—	(10,124)	—
Balance at end of period	$35,580	$56,124	$35,580	$56,124

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants’ motion and dismissed plaintiffs’ Third Amended Complaint.  The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008.  On June 13, 2008, consistent with the Court’s March 14, 2008 dismissal order, the Company and the individual defendants filed objections to the form and content of the Fourth Amended Complaint.  On July 24, 2008, the Court overruled the objections, but stated that the Company and the individual defendants would be permitted to file a motion to dismiss and a motion to strike the Fourth Amended Complaint.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company’s historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint.  On April 14, 2008, the Court granted defendants’ motion to dismiss the amended complaint.  The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008 which was filed by the lead plaintiff on May 16, 2008.  On June 6, 2008, defendants filed a motion to dismiss the second amended complaint.

Due to the preliminary status of these lawsuits and uncertainties related to litigation, management is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management is unable at this time to estimate the effects of these complaints on the Company’s financial position, results of operations, or cash flows.

Governmental Investigations

On May 1, 2008, the U.S. Securities and Exchange Commission (the “SEC”) announced a final settlement agreement with the Company in connection with an investigation commenced by the SEC in September 2005.  The investigation involved the Company’s financial disclosures during prior reporting periods, historic option grant awards practices, certain historical sales contracts in China and other matters. Without admitting or denying the allegations in the SEC’s complaint, the Company consented to a permanent injunction against any future violations of certain books-and-records and internal control provisions of the federal securities laws. No monetary penalties were assessed against the Company.  In connection with the same investigation, Mr. Lu, the Company’s Chief Executive Officer at the time of the settlement and the current Chairman of the Board of Directors, individually entered into a settlement agreement with the SEC. Without admitting or denying the allegations in the SEC’s complaint, Mr. Lu agreed to pay a civil penalty of $100,000 and consented to a permanent injunction on similar terms as the Company.

In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (the “DOJ”) allegations that an agent of the Company’s Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company had sponsored. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. The Company is unable to reasonably estimate the total amount of loss, if any, associated with the proceedings. A judgment against the Company may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Shareholder Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company’s current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled the Company’s demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint. The plaintiff has until September 5, 2008 to file his second amended complaint.

Due to the preliminary status of this complaint and uncertainties related to litigation, management of the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management of the Company is unable at this time to estimate the effects of this complaint on the Company’s financial position, results of operations, or cash flows.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including the Company). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The Company’s case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints and moved for class certification in the six test cases, which the defendants in those cases have opposed. On March 26, 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints.  It is unclear whether there will be any revised or future settlement. If the litigation proceeds, management of the Company believes that the Company has meritorious defenses and management of the Company intends to defend the action vigorously. The total amount of the loss associated with the above litigation is not determinable at this time. Therefore, management of the Company is unable to currently estimate the loss, if any, associated with the litigation.

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

On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendant’s motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Starent answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims. The Company has filed an Amended Complaint to allege additional related causes of action. Starent moved to dismiss certain causes of action of the Amended Complaint. The Court has appointed a special master to handle discovery and issues related to identification of the trade secrets. On May 30, 2008, the Company amended its complaint to remove from suit U.S. patent 6,978,128, and to add additional factual allegations relating to all defendants in the case. On July 23, 2008, the Court struck the Company’s trade secret and contract-based counts.  The Company is asking the Court to clarify that ruling and has simultaneously filed a motion for leave to file a Fourth Amended Complaint.  Discovery and motion practice is ongoing. The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Telemetrix, Inc. Arbitration

On October 19, 2006, Telemetrix, Inc. (“Telemetrix”) filed a formal Request for Arbitration against the Company to the World Intellectual Property Organization (“WIPO”) in Geneva, Switzerland. The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003. The Company assumed Telos’ rights and obligations under this contract pursuant to the Company’s purchase of Telos’ assets on May 19, 2004. Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage. In December 2006, the Company filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix. An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of the Company due to Telemetrix’s failure to allege sufficient facts in support of a majority of its causes of action. On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract and fraud. Telemetrix seeks damages totaling approximately $750,000 plus costs and attorneys’ fees.  The evidentiary hearing occurred on July 28-30, 2008.  The matter has been submitted to the Arbitrator.

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

Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of FIN 48.  As of June 30, 2008, the Company had $82.8 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $9.1 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $73.7 million.

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China.  When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees.  The standby letters of credit usually expire without being drawn by the beneficiary thereof.  Finally, the Company may issue commercial letters of credit in support of purchase commitments.  As of June 30, 2008 the Company had outstanding letters of credit approximating $59.3 million.

NOTE 15 - SEGMENT REPORTING

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

•                  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies.

•                  Personal Communications Division (PCD)—Focused on distribution of mobile handsets, mainly in the United States.  On July 1, 2008 the Company sold PCD (See Note 22).

•                  Handsets—Focused on mobile phone business with continued focus on the PAS and CDMA handset market, as well as data cards markets.

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

Summarized below are the Company’s segment net sales, gross profit and segment margin for the three and six months ended June 30, 2008 and 2007 based on the current reporting segment structure.  The Company has reclassified its previously reported segment information for the three and six months ended June 30, 2007 to conform to the current segment presentation.

	Three months ended June 30,				Six months ended June 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$35,888	6%	$38,237	7%	$61,479	5%	$64,781	6%
Multimedia Communication	74,018	12%	63,439	12%	141,464	12%	135,994	14%
PCD	448,864	71%	357,797	66%	879,588	72%	646,127	64%
Handsets	49,461	8%	62,177	12%	93,484	8%	131,896	13%
Services	15,884	2%	11,106	2%	26,975	2%	23,665	2%
Other	8,641	1%	5,489	1%	15,755	1%	11,683	1%
	$632,756	100%	$538,245	100%	$1,218,745	100%	$1,014,146	100%

	Three months ended June 30,				Six months ended June 30,
	2008	Gross Profit %	2007	Gross Profit %	2008	Gross Profit %	2007	Gross Profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$1,669	5%	$10,105	26%	$3,890	6%	$14,314	22%
Multimedia Communication	28,818	39%	27,616	44%	61,974	44%	50,410	37%
PCD	36,169	8%	15,922	4%	69,005	8%	32,767	5%
Handsets	6,781	14%	22,396	36%	22,996	25%	47,443	36%
Services	4,794	30%	98	1%	7,113	26%	730	3%
Other	3,717	43%	3,593	65%	9,049	57%	9,350	80%
	$81,948	13%	$79,730	15%	$174,027	14%	$155,014	15%

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Segment Margin and Operating Loss
Broadband Infrastructure	$(4,715)	$2,832	$(8,941)	$(1,407)
Multimedia Communication	16,262	9,540	32,457	14,883
PCD	28,612	7,873	53,576	16,079
Handsets	(6,443)	9,138	(5,422)	22,902
Services	3,849	(1,036)	4,795	(1,257)
Other	(6,185)	(5,347)	(10,343)	(8,999)
Total segment margin	31,380	23,000	66,122	42,201
General and Corporate	(62,458)	(78,339)	(128,089)	(149,799)
Operating Loss	$(31,078)	$(55,339)	$(61,967)	$(107,598)

Assets by segment are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Property, Plant and Equipment, net
Broadband Infrastructure	$42,451	$42,756
Multimedia Communication	78,281	77,478
PCD (1)	—	1,513
Handsets	42,883	43,191
Services	43,609	43,922
Other	35	234
	$207,259	$209,094

(1) Included in assets held for sale at June 30, 2008

	June 30,	December 31,
	2008	2007
	(in thousands)
Total assets
Broadband Infrastructure	$424,084	$518,742
Multimedia Communication	552,501	605,930
PCD	3,735	357,004
Handsets	251,715	360,075
Services	94,908	85,269
Other	34,704	57,568
Assets held for sale (1)	373,929	—

	$1,735,576	$1,984,588

(1) Includes PCD assets held for sale at June 30, 2008

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2008	sales	2007	sales	2008	sales	2007	sales
	(in thousands)
Net sales by region
United States	$442,780	70%	$361,334	67%	$864,643	70%	$654,502	65%
China	110,752	18%	129,222	24%	227,874	19%	265,956	26%
Japan	9,756	1%	20,523	4%	22,393	2%	34,838	3%
Other	69,468	11%	27,166	5%	103,835	9%	58,850	6%
Total net sales	$632,756	100%	$538,245	100%	$1,218,745	100%	$1,014,146	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
U.S.	$17,645	$18,470
China	184,090	185,070
Other	5,524	5,554
Total long-lived assets	$207,259	$209,094

NOTE 16 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s internet protocol television (“IPTV”), through sales of its RollingStream™ product. The Company recognized revenue for sales of telecommunications equipment and services to affiliates of Softbank of $9.4 million and $20.2 million, respectively, during the three months ended June 30, 2008 and 2007 and $21.2 million and $33.3 million, respectively, during the six months ended June 30, 2008 and 2007.

Included in accounts receivable at June 30, 2008 and December 31, 2007 were $14.0 million and $26.3 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable to Softbank and its affiliates at June 30, 2008 and December 31, 2007.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of June 30, 2008 and December 31, 2007, the Company’s customer advance balance related to Softbank agreements was $0.9 million and $0.3 million, respectively.  The current deferred revenue balance related to Softbank was $6.5 million and $5.6 million as of June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, the Company’s non-current deferred revenue balance related to Softbank was $9.7 million compared to $10.1 million as of December 31, 2007.

As of June 30, 2008, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

Audiovox

One of the Company’s officers serves as a director for Audiovox Corporation (“Audiovox”). The Company paid approximately $0.4 million during each of the three months ended June 30, 2008 and 2007 and $0.8 million during each of the six months ended June 30, 2008 and 2007 for IT services provided by Audiovox.

NOTE 17 - RESTRUCTURING COSTS

In the fourth quarter of 2007, the Company implemented a restructuring plan (the “2007 Plan”) to reduce operating costs. During the first quarter of 2008, the Company completed the reduction in force, reducing the Company’s headcount by approximately 12%, or approximately 800 employees. The workforce reduction was primarily in the United States and China and, to a lesser degree, other international locations.

At June 30, 2008 and December 31, 2007, the restructuring accrual included within other current liabilities in the consolidated balance sheet was approximately $1.2 million and $3.2 million, respectively. The decrease of $2.0 million during the six months ended June 30, 2008 relates primarily to cash payments against the accrual related to the workforce reductions and lease costs. The remaining restructuring liability is primarily related to a lease obligation and will be settled over the remaining lease term, which expires in fiscal year 2010.

NOTE 18 - OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and six months ended June 30, 2008 and 2007, respectively are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Gain on sale of investments	$—	$—	$39,679	$2,813
Gain on liquidation of investment in a variable interest entity (See Note 21)	—	—	8,169	—
Foreign exchange (losses) gains	(1,559)	(244)	4,150	814
Other	639	402	1,052	502
Total	$(920)	$158	$53,050	$4,129

NOTE 19 - CREDIT RISK AND CONCENTRATION

The following customers accounted for 10% or more of the Company’s net sales:

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	% of net	% of net
2008	sales	sales
Verizon Wireless	30%	27%
Sprint Spectrum	13%	15%

2007
Verizon Wireless	21%	19%
T-Mobile USA, Inc.	19%	16%
Sprint Spectrum	10%	11%

At December 31, 2007, Sprint Spectrum L.P. and T-Mobile USA, Inc. accounted for approximately 16% and 15%, respectively, of the total accounts receivable of the Company. Sales to Verizon, Sprint Spectrum and T-Mobile are primarily from the PCD segment.  On July 1, 2008 the Company sold the PCD segment (See Note 22).

Approximately 11% and 18% of the Company’s net sales during the three months ended June 30, 2008 and 2007, respectively, and approximately 12% and 18% of the Company’s net sales during the six months ended June 30, 2008 and 2007, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $129.7 million and $129.5 million, respectively, as of June 30, 2008 and December 31, 2007. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 18% and 24% of the Company’s net sales during the three months ended June 30, 2008 and 2007, respectively, and approximately 19% and 26% of the Company’s net sales during the six months ended June 30, 2008 and 2007, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 20 - INCOME TAX ASSETS AND LIABILITIES

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

As of June 30, 2008, the Company’s gross unrecognized tax benefits totaled $82.8 million and are included in other long-term liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $73.7 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $9.1 million. The total unrecognized tax benefits and increase for the current period of these unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.2 million as of December 31, 2007 and approximately $3.6 million as of June 30, 2008.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company’s income tax returns for the 2003, 2004, and 2005 tax years are currently under audit by the United States Internal Revenue Service. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company believes that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $26 million during the next twelve months as income tax audits are settled and statute of limitations expire.  The portion of the $26 million of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $1 million, while the remainder would have no net impact on the Company’s financial statements.

FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than tax positions, which may result in income tax expense volatility in future periods. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. The Company will maintain a full valuation allowance on its net deferred tax assets in China, the United States, and other countries until an appropriate level of profitability that generates taxable income is sustained or until the Company is able to develop tax strategies that would enable it to conclude that it is more likely than not that a portion of its deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact the Company’s results of operations in the period of the reversal.

Income tax expense was $4.6 million and $3.3 million for the three months ended June 30, 2008 and 2007, respectively.  Income tax benefit was $0.4 million for the six months ended June 30, 2008 compared to tax expense of $7.6 million for the six months ended June 30, 2007.

The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008.  As a result of the enactment of new regulations during the first quarter of 2008 which address CIT Law, the Company had recorded an income tax benefit of $11.7 million in the first quarter of 2008 related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of the Company’s subsidiaries which the Company determined to not be permanently reinvested outside the United States.  The Company also had accrued $3.2 million of foreign withholding taxes in the first quarter of 2008 related to the realized gain on the sale of its investment in Gemdale.  The Company has not provided any tax benefit on any forecasted current year losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 21—VARIABLE INTEREST ENTITIES

During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan, partially secured by an indirect ownership interest in the venture, was payable in 10 years and could be called early without penalty. As a result of the foregoing, and the fact that the venture’s continuing viability was heavily dependent on the further provision of network and terminal equipment by the Company, the Company determined that the venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary of the venture. Therefore, the Company was required to consolidate the VIE’s financial statements. The consolidation of this VIE in prior years did not have a significant impact on the Company’s consolidated financial statements. In March 2008, the Company received a repayment in full of the loan’s principal balance, eliminating its interest in the VIE, and resulting in reconsideration of the Company’s position as the primary beneficiary. Based on this reconsideration event, management has concluded the Company is no longer the primary beneficiary under FIN 46R, “Consolidation of Variable Interest Entities” and is no longer required to consolidate the VIE’s financial statements. The Company’s Consolidated Statement of Operations for the six month period ended June 30, 2008 includes the operating results of the VIE through February 2008, at which point the VIE was deconsolidated from the Company’s financial statements. In the first quarter of 2008, the Company recorded an $8.2 million gain upon the repayment of the loan and deconsolidation that was included in other income.  As management expects continuing involvement with the ongoing entity’s business as a supplier of IPTV equipment, the Company has determined the conditions for presentation as a discontinued operation were not met.

NOTE 22 – SUBSEQUENT EVENTS

On June 30, 2008, the Company entered into an agreement to sell PCD to an entity controlled by AIG Global Investment Group and certain other investors. The total purchase consideration to the Company of approximately $240 million (approximately $24 million of which is subject to escrow and may be subject to a post-closing adjustment to the purchase price, if any, and certain other contingencies) is based primarily on the working capital of PCD as of the closing of the transaction, subject to certain adjustments. The transaction closed on July 1, 2008.  Pursuant to the terms of the divestiture agreement, the Company may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of cumulative earnings levels of the divested business through December 31, 2010.  Previously, PCD was a reportable segment of the Company. Concurrent with the closing of the transaction, the Company entered into a three-year supplier agreement with the divested business whereby the Company will supply handset products to the divested entity.  The assets and liabilities of PCD have been classified as held for sale in the June 30, 2008 condensed consolidated balance sheet (See Note 10).  Due to the ongoing direct cash flows pursuant to the supplier agreement, the sale of the PCD assets does not meet the criteria for presentation as a discontinued operation under SFAS 144.

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

Management Succession Plan

In the second quarter, we implemented our management succession plan.  Effective July 1, 2008, Peter Blackmore, President of the Company, was appointed Chief Executive Officer and a member of the Board of Directors.  Hong Liang Lu, who was serving as Chief Executive Officer and as a member of the Board, was appointed Executive Chairman of the Board. Thomas Toy, who was serving as Chairman of the Board, was appointed as Lead Director of the Board.

Sale of Investments

During the first quarter of 2008, we sold our remaining investment in Gemdale for approximately $32.9 million and recognized a gain of $32.4 million in other income(expense), net.  We also sold our investment in Infinera for approximately $9.2 million and recognized a gain of $7.3 million in other income (expense), net.

Sale of Non-core Assets and Restructuring Programs

On June 30, 2008, we entered into an agreement to sell UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”) to an entity controlled by AIG Global Investment Group and certain other investors for a total purchase consideration of approximately $240 million. The transaction closed on July 1, 2008. Pursuant to the terms of the divestiture agreement, we may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of certain earnings levels of the divested business through December 31, 2010.  We anticipate a nominal gain from the divestiture and any gain will be included as a component of continuing operations in the third quarter of 2008.  As a result of the divestiture of PCD, we will lose a substantial part of our revenue; however management expects improvement in gross margin as a percent of total sales as the gross margins from its remaining core segments are generally higher than that of the PCD segment.

In September 2007, we announced the results of an in-depth strategic analysis of the Company undertaken by the management team with the aim of defining a new corporate strategy and making UTStarcom an even stronger global competitor. We completed the workforce reduction during the first quarter of 2008, having reduced our worldwide work force by approximately 800 employees, or approximately 12% of the Company’s headcount.  We expect cost savings from planned restructuring activities to provide liquidity for operations, to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness.

We will continue our efforts to evaluate certain operations and will consider opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Condensed Consolidated Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of goodwill, intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Management believes that there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting pronouncements that affect us, see Note 2 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

During the fourth quarter of 2007, the Company announced a new organization structure to align the business units with its corporate strategy. This new organization structure changed the reporting segments on which the Company measures performance and allocates resources. Effective October 1, 2007, the new reporting segments were as follows:

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

Our Personal Communications Division markets, sold and supported handsets other than Personal Access System (“PAS”) handsets, mainly in the United States. Historically, most of our handset sales in this division were designed and built by other manufacturers. However, in 2005 we began shipping handsets designed and manufactured by us, and during the year ended December 31, 2007 handsets manufactured by us made up approximately 35% of the total unit sales of this segment. During the six months ended June 30, 2008 handsets manufactured by us made up approximately 25% of the total unit sales of this segment. On July 1, 2008, we sold PCD (See Note 22 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

NET SALES

	Three months ended June 30,				Six months ended June 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$35,888	6%	$38,237	7%	$61,479	5%	$64,781	6%
Multimedia Communication	74,018	12%	63,439	12%	141,464	12%	135,994	14%
PCD	448,864	71%	357,797	66%	879,588	72%	646,127	64%
Handsets	49,461	8%	62,177	12%	93,484	8%	131,896	13%
Services	15,884	2%	11,106	2%	26,975	2%	23,665	2%
Other	8,641	1%	5,489	1%	15,755	1%	11,683	1%
	$632,756	100%	$538,245	100%	$1,218,745	100%	$1,014,146	100%

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2008	sales	2007	sales	2008	sales	2007	sales
	(in thousands)
Net sales by region
United States	$442,780	70%	$361,334	67%	$864,643	70%	$654,502	65%
China	110,752	18%	129,222	24%	227,874	19%	265,956	26%
Japan	9,756	1%	20,523	4%	22,393	2%	34,838	3%
Other	69,468	11%	27,166	5%	103,835	9%	58,850	6%
Total net sales	$632,756	100%	$538,245	100%	$1,218,745	100%	$1,014,146	100%

Three months ended June 30, 2008 and 2007

Net sales increased by 18% to $632.8 million during the three months ended June 30, 2008 compared to the same period in 2007. The increase was primarily due to a 25% increase in sales in the PCD segment for the three months ended June 30, 2008 compared to the same period in 2007 primarily resulting from an increased number of units sold and higher average selling price. Multimedia Communication segment net sales increased by $10.6 million or 17%, for the three months ended June 30, 2008 compared to the same period in 2007, mainly due to higher Set Top Box (“STB”) sales for the three months ended June 30, 2008. Handset sales decreased by $12.7 million, or 20%, in the second quarter of 2008 due to both price and volume declines when compared to the second quarter of 2007.  As we have been experiencing in recent quarters, increased competition and a decline in PAS subscribers have resulted in lower demand and decrease in average selling price for our PAS handsets.

Six months ended June 30, 2008 and 2007

Net sales increased by 20% to $1.2 billion during the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily due to a 36% increase in sales in the PCD segment during the six months ended June 30, 2008 compared to the same period in 2007 primarily resulting from an increased number of units sold and higher average selling price.  Multimedia Communication segment sales increased by $5.5 million, or 4% during the six months ended June 30, 2008 compared to the same period in 2007, mainly due to increased STB sales, partially offset by the continued weakening demand for our PAS infrastructure products.  Broadband Infrastructure segment net sales decreased by $3.3 million or 5% during the six months ended June 30, 2008 compared to the same period in 2007. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.  Handset sales declined by $38.4 million, or 29% during the six months ended June 30, 2008 due to both price and volume declines when compared to the same period in 2007.  As we have been experiencing in recent quarters, increased competition and a decline in PAS subscribers have resulted in lower demand and decrease in average selling price for our handsets.

For additional discussion see “Segment Reporting” section of this Item 2.

In 2008, we expect that new orders from PAS handsets and infrastructure will continue to decline due to the China telecommunication industry restructuring as well as increased pricing pressure. We expect our CDMA and TDSCDMA handsets will contribute more to our revenue and partially offset the decline of PAS business.  We also plan to introduce HSDPA (“High Speed Downlink Packet Access”) data cards supported by TDSCDMA networks and EVDO (“Evolution Data Only”) data cards supported by CDMA 3G networks, which we expect to have relatively higher gross margin and average selling price in mid-2009 to capitalize the data business in China.  However, we do not anticipate that these sales will fully offset the decline in PAS handsets and infrastructure sales. We currently offer and have initial market acceptance of our IPTV products in China, Japan, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

GROSS PROFIT

	Three Months Ended June 30,				Six Months Ended June 30,
		Gross		Gross		Gross		Gross
	2008	profit %	2007	profit %	2008	profit %	2007	profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$1,669	5%	$10,105	26%	$3,890	6%	$14,314	22%
Multimedia Communication	28,818	39%	27,616	44%	61,974	44%	50,410	37%
PCD	36,169	8%	15,922	4%	69,005	8%	32,767	5%
Handsets	6,781	14%	22,396	36%	22,996	25%	47,443	36%
Service	4,794	30%	98	1%	7,113	26%	730	3%
Other	3,717	43%	3,593	65%	9,049	57%	9,350	80%
Total	$81,948	13%	$79,730	15%	$174,027	14%	$155,014	15%

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

Three months ended June 30, 2008 and 2007

Gross profit was $81.9 million, or 13% of net sales for the three months ended June 30, 2008, compared to $79.7 million, or 15% of net sales for the corresponding quarter of 2007. The overall gross profit increase in absolute dollars was primarily due to the increase in sales and gross profit in the PCD segment partially offset by the decrease in sales and gross profit in the Broadband Infrastructure and Handsets segments. Gross profit in the Broadband Infrastructure segment decreased primarily due to a $7.3 million provision during the second quarter of 2008 for anticipated losses on an infrastructure deployment contract that originated in 2006.

Six months ended June 30, 2008 and 2007

Gross profit was $174.0 million, or 14% of net sales for the six months ended June 30, 2008, compared to $155.0 million, or 15% of net sales in the corresponding period of 2007. The overall gross profit increase in absolute dollars was primarily due to an increase in sales and improved profit margins in the PCD and Multimedia segments, partially offset by decrease in sales and gross profit of Broadband Infrastructure and Handsets segments. However, overall gross profit as a percentage of sales decreased slightly due primarily to increased sales of the PCD segment which had lower gross profit percentage.

For additional discussion see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Selling, general and administrative	$72,010	11%	$88,865	17%	$151,754	12%	$168,701	17%
Research and development	39,286	6%	42,158	7%	80,686	7%	85,819	8%
Amortization of intangible assets	1,730	0%	4,046	1%	3,554	0%	8,092	1%
Total operating expenses	$113,026	17%	$135,069	25%	$235,994	19%	$262,612	26%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended June 30, 2008 and 2007

SG&A expenses decreased $16.9 million during the three months ended June 30, 2008 compared to the same period in 2007. The decrease in SG&A expenses was primarily due to a $4.6 million decrease in the provision of doubtful accounts, a $7.3 million reduction in legal and accounting fees mainly due to reduced activity in investigations and litigation, a $1.6 million reduction in personnel related expenses as we continued to streamline our operations and a $1.1 million decrease in expense related to software licenses.

Six months ended June 30, 2008 and 2007

SG&A expenses decreased $17.0 million during the six months ended June 30, 2008 compared to the same period in 2007.  The decrease was primarily due to a $5.7 million decrease in legal and accounting fees mainly due to reduced activity in investigations and litigation, a $2.0 million reduction in personnel related expenses as we continued to streamline our operations, a $1.5 million savings from a reduction in the use of outside services, $1.1 million decrease in expense related to certain software licenses and a $1.7 million decrease in travel related expenses due to reduced travel activity.

RESEARCH AND DEVELOPMENT

Three months ended June 30, 2008 and 2007

R&D expenses decreased by $2.9 million during the three months ended June 30, 2008 compared to the same period in 2007.  The decrease in R&D expenses was mainly due to a $1.1 million decrease in personnel related expenses as we continued to streamline our operations.  In addition, a $1.4 million gain was recognized from the sale of certain patents during the quarter which was recorded as a reduction of R&D expense.

Six months ended June 30, 2008 and 2007

R&D expenses decreased by $5.1 million during the six months ended June 30, 2008 compared to the same period in 2007.  The decrease in R&D expenses was mainly due to a $2.2 million decrease in personnel related expenses as we continued to streamline our operations.  In addition, a $1.4 million gain was recognized from the sale of certain patents during 2008 which was recorded as a reduction of R&D expense.

STOCK-BASED COMPENSATION EXPENSE

The following table summarizes the stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of net sales	$334	$119	$594	$243
Selling, general and administrative	4,029	1,159	8,026	2,864
Research and development	686	906	1,224	1,832
Total	$5,049	$2,184	$9,844	$4,939

Three and six months ended June 30, 2008 and 2007

The increase in the level of stock-based compensation during the three and six months ended June 30, 2008 was primarily due to the recognition of expense in 2008 for annual merit equity awards granted in November 2007 and February 2008, compared with the same period in 2007 when no awards were granted as we were delinquent in the filing of our reports with the SEC.

AMORTIZATION OF INTANGIBLE ASSETS

Three and six months ended June 30, 2008 and 2007

Amortization of intangible assets decreased by $2.3 million in the three months ended June 30, 2008 compared to the same quarter last year, and by $4.5 million in the six months ended June 30, 2008 compared to the same period last year. Amortization of intangible assets declined primarily due to the impairment of intangible assets with a carrying value of $15.7 million in the fourth quarter of 2007, as well as due to the fact that several intangible assets became fully amortized during the preceding twelve months.

INTEREST INCOME

Three and six months ended June 30, 2008 and 2007

Interest income was $1.3 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively. Interest income was $4.1 million and $8.3 million for the six months ended June 30, 2008 and 2007, respectively.  The decrease in interest income for the three and six months ended June 30, 2008 compared to the same period in 2007 was primarily due to the decrease in cash balances available for investment, as we used $289.5 million to fully repay the principal and accrued interest on the convertible notes due on March 1, 2008, and due to lower interest rates earned in the three and six months ended June 30, 2008 as compared to the same periods in 2007.

INTEREST EXPENSE

Three and six months ended June 30, 2008 and 2007

Interest expense was $3.5 million and $7.3 million for the three months ended June 30, 2008 and 2007, respectively. Interest expense was $9.5 million and $14.0 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in interest expense for the three and six months ended June 30, 2008 compared to the same period in 2007 was primarily attributable to the repayment of $274.6 million of convertible subordinated notes on March 1, 2008. Interest expense for the three months ended June 30, 2008 included approximately $2.5 million of debt issuance costs related to the $75 million secured revolving credit facility. For the period from January 1, 2008 through maturity on March 1, 2008, the convertible subordinated notes had a stated interest rate of 10.875% in accordance with the Second Supplemental Indenture.  As a result of the First Supplemental Indenture, our convertible subordinated notes’ stated interest rate was 7.625% per annum after January 9, 2007.  Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

OTHER INCOME (EXPENSE)

Three and six months ended June 30, 2008 and 2007

Other expense was $0.9 million for the three months ended June 30, 2008 as compared to other income, net of $0.2 million for the three months ended June 30, 2007. Other income, net was income of $53.1 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively. Other income, net for the six months ended June 30, 2008 was primarily due to a $32.4 million gain on the sale of the Gemdale investment, a $7.3 million gain on the sale of the Infinera investment, an $8.2 million gain on the liquidation of investment in a variable interest entity and a $4.1 million gain on foreign currency revaluation.  Other income (expense), net for the six months ended June 30, 2007 included a $2.8 million gain on the sale of our Immenstar investment and a $0.8 million gain on foreign currency revaluation.

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

Three months ended June 30, 2008 and 2007

Income tax expense was $4.6 million and $3.3 million for the three months ended June 30, 2008 and 2007, respectively.

Six months ended June 30, 2008 and 2007

Income tax benefit was $0.4 million for the six months ended June 30, 2008 compared to tax expense of $7.6 million for the six months ended June 30, 2007. The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008.  As a result of the enactment of new regulations during the first quarter of 2008 which address CIT Law, we recorded an income tax benefit of $11.7 million in the first quarter of 2008 related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of our subsidiaries which we determined to not be permanently reinvested outside the United States.  We also have accrued $3.2 million of foreign withholding taxes in the first quarter of 2008 related to the realized gain on the sale of our investment in Gemdale.

We have not provided any tax benefit on any forecasted current year losses incurred and tax credits generated in the United States and other countries, because we believe that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

SEGMENT REPORTING

As noted previously, during the fourth quarter of 2007, the Company announced a new corporate organization to align the business units with its corporate strategy.

Summarized below are our segment sales revenue and gross profit figures for the three and six months ended June 30, 2008 and 2007, respectively.

Broadband Infrastructure

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$35,888	$38,237	$61,479	$64,781
Gross profit	$1,669	$10,105	$3,890	$14,314
Gross profit as a percentage of net sales	5%	26%	6%	22%

Sales decreased due to a decline in our IPDSLAM and CPE product line as Softbank in Japan completed its current phase of ADSL expansion. Softbank in Japan represented approximately 17% and 42% of total Broadband Infrastructure sales during the three months ended June 30, 2008 and 2007, respectively, and 25% and 37% during the six months ended June 30, 2008 and 2007, respectively. This decline was partially offset by higher sales in MSAN and Optical products.

Gross profit decreased for the three and six months ended June 30, 2008 when compared to corresponding periods in 2007, primarily due to a $7.3 million provision for anticipated losses during the second quarter of 2008 on an infrastructure deployment contract that originated in 2006, as well as lower gross margin CPE sales which contributed $1.1 million and $1.3 million decrease in gross profit for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

We may incur additional warranty expense as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. Both events may have negative impacts on our future gross profits, results of operations and financial position.

Multimedia Communications

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$74,018	$63,439	$141,464	$135,994
Gross profit	$28,818	$27,616	$61,974	$50,410
Gross profit as a percentage of net sales	39%	44%	44%	37%

During the three months ended June 30, 2008, Multimedia Communications sales increased by 17% or $10.6 million, of which $9.6 million was related to increased STB sales to a customer in China.  The sales of our main product lines, PAS system and Softswitch, which comprised approximately 85% and 97% of our Multimedia Communications segment sales for the second quarter of 2008 and 2007, respectively, increased by 2% during the second quarter of 2008.

Sales for the six months ended June 30, 2008 increased 4% or $5.5 million.  The increase was mainly due to higher STB sales to a customer in China and Softswitch Sales during the period, partially offset by lower 3G related product sales in 2008 as we exited this product line in 2007.

The gross profit percentage decreased to 39% for the three months ended June 30, 2008 from 44% for the corresponding period in 2007.  The decrease was primarily due to increased sales of the lower gross margin STB product line during the period. The gross profit percentage increased to 44% for the six months ended June 30, 2008 from 37% for the corresponding period in 2007 primarily due to lower warranty and inventory costs in the six months ended June 30, 2008 and $9.1 million 3G product sales in 2007 with very low margin, offset in part by sales of lower margin STB products in 2008.

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

Personal Communication Devices (PCD)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$448,864	$357,797	$879,588	$646,127
Gross profit	$36,169	$15,922	$69,005	$32,767
Gross profit as a percentage of net sales	8%	4%	8%	5%

Revenue for the PCD segment increased 25% and 36% for the three and six months ended June 30, 2008, respectively as compared to the same periods in 2007.  The increase was primarily due to an increase in average selling price which resulted in improved margin, as well as an increase in units sold during the periods of product sourced from outside vendors and the change in product mix.  The overall average selling price increased by approximately 13% and 28% and the number of units sold increased by approximately 13% and 8%, for the three and six months ended June 30, 2008, respectively as compared to the same periods in 2007.

Gross profit as a percentage of sales increased to 8% for both the three and six months ended June 30, 2008, compared to 4% and 5%, respectively for the corresponding periods of 2007.  The increase in gross profit was primarily due to an increase in sales of higher margin products in 2008.

Handsets

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$49,461	$62,177	$93,484	$131,896
Gross profit	$6,781	$22,396	$22,996	$47,443
Gross profit as a percentage of net sales	14%	36%	25%	36%

Net sales declined 20% and 29% for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007.  The majority of our handset sales are in China, where we have experienced a decline in volume and price for our PAS handsets.

The PAS handset units sold in China declined to 1.0 million and 2.0 million units for the three and six months ended June 30, 2008, respectively, compared to 1.2 million and 2.5 million units in the comparable periods of 2007.  The 21% and 20% volume decline for three and six months periods, respectively, was primarily attributed to lower demand for our PAS handsets resulting from a decline in PAS subscribers as service providers reduced marketing efforts for PAS handsets in anticipation for next generation technology networks and the restructuring of China telecommunication industry. The average selling price per unit in the PAS products declined 8% and 13% during the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007 due to competitive pricing pressures and increased sales through distributor channels.  We have experienced such continuing pricing pressure in the China telecommunications market since the latter part of 2003, which has driven average unit selling prices lower. We expect a decline in PAS subscribers in future periods.

Gross profit as a percentage of net sales for our Handsets segment decreased for both the three and six months ended June 30, 2008 compared to the corresponding periods in 2007.  The decrease was primarily due to losses from our GSM products as we reduced inventory of older models, cost related to cancelation of a CDMA model and higher inventory cost of our PAS data card business, as well as continued price erosion and a decrease in demand of our PAS product line.

In 2008 and beyond, we expect a decline in PAS subscribers as the China telecommunication industry reorganizes and prepares for 3G launch. Furthermore, we expect more price erosion and gross margin deterioration in PAS handsets because of increasing competition and sales approach shifting from direct sales to carriers to selling through distributors.  However, we expect our CDMA and TDSCDMA handsets will contribute more to our revenue and partially offset the decline of PAS business. We also plan to introduce HSDPA data card supported by TDSCDMA network and EVDO data card supported by CDMA 3G network, which we expect to have relatively higher gross margin and average selling prices in mid 2009 to capitalize the data business in China.  In addition, we expect to continue to focus on product cost reduction efforts through supply chain improvements and R&D improvements, including outsourcing part of our product development.

Services

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$15,884	$11,106	$26,975	$23,665
Gross profit	$4,794	$98	$7,113	$730
Gross profit as a percentage of net sales	30%	1%	26%	3%

Our Services segment’s revenue from external customers increased by 43% and 14% for the three and six months ended June 30, 2008, respectively, as compared to the corresponding periods of last year.  The increase was mainly due to the continued growth of our China service sales.

Gross profit increased from 1% for the three months ended June 30, 2007 to 30% for the corresponding period in 2008.  Gross profit was 26% and 3% for the six months ended June 30, 2008 and 2007, respectively.  The increase was due to a China service sales increase without a corresponding increase in associated cost by utilizing excess capacity.

Other

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$8,641	$5,489	$15,755	$11,683
Gross profit	$3,717	$3,593	$9,049	$9,350
Gross profit as a percentage of net sales	43%	65%	57%	80%

Our Other segment consists of Mobile Solutions and Custom Solutions business units.  The revenue increased by $3.2 million, or 57% for the three months ended June 30, 2008 as compared to the same period in 2007.  The revenue increased by $4.1 million, or 35% for the six months ended June 30, 2008 as compared to the same period in 2007.  The increase was primarily due to increased service revenues during the periods.

Gross profit percentage decreased to 43% and 57% for the three and six months ended June 30, 2008, respectively, from 65% and 80% for the same periods in 2007.  The decrease was primarily related to the recognition of revenue of a higher margin contract in 2007. Increased overhead expense related to dedicated supply chain support contributed to a lower gross profit percentage in 2008.

RELATED PARTY TRANSACTIONS

For a description of related party transactions, see Note 16 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

2008

Net cash provided by operating activities for the six months ended June 30, 2008 was $59.9 million. Cash flow generated from operations during the six months ended June 30, 2008 is not indicative of future cash flows from operations. Operating cash was significantly impacted by changes in net operating assets and liabilities providing net cash of $89.5 million, offset partially by adjusting net income for gains on sales of investments and liquidation of ownership interest in a variable interest entity, as well as certain noncash charges, which resulted in a net use of cash of $29.7 million, as discussed below.

Operating cash was negatively affected by the net loss of $13.4 million, adjusted for gains on sale of investments of $40.2 million, the $8.2 million gain on liquidation of ownership interest in a variable interest entity and non-cash charges of $32.1 million, which resulted in a net use of cash of $29.7 million. The non-cash charges of $32.1 million included $19.9 million in depreciation and amortization of acquisition-related intangible assets, $9.8 million in stock-based compensation expense, $2.7 million provision for doubtful accounts and a $9.1 million provision for deferred costs, partially offset by a benefit of $11.7 million resulting from a change in the China Corporate Income Tax Law.

Cash provided by the net change in operating assets and liabilities totaled $89.5 million and was primarily the result of management of working capital during the six months ended June 30, 2008, in part, necessitated by the repayment of the convertible subordinated notes due March 1, 2008.  Operating cash was positively impacted by decreases in accounts receivable of $65.1 million, decreases in deferred costs of $42.7 million and increases in accounts payable of $116.5 million, offset partially by an increase in inventory of $69.5 million, decreases in customer advances of $16.5 million and decreases in other current liabilities of $40.0 million.  The decrease in accounts receivable was primarily due to strong customer collections in our PCD business segment.  The increase in inventory and accounts payable was due to the high level of inventory purchasing related to a significant customer project, as well as a management decision to forgo early payment discounts with a significant vendor.

2007

Net cash used in operating activities for the six months ended June 30, 2007 was $149.3 million. Operating cash was negatively affected by the net loss of $115.7 million and changes in accounts payable and inventories offset by changes in accounts receivable and customer advances, as discussed below.

During the first six months of 2007, accounts payable decreased $89.5 million, due to our decision to change the timing of payments to vendors in the first quarter of 2007 to comply with vendor payment terms. In addition, inventories increased $19.4 million primarily due to inventory purchases related to an infrastructure deployment contract that we entered into in the fourth quarter of 2006.

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

Investing Activities

2008

Net cash provided by investing activities for the six months ended June 30, 2008 totaled $46.9 million. Cash of $66.6 million was received from the proceeds of the sale of short-term investments and $7.7 million was the net cash provided by the repayment of a loan by a variable interest entity. Cash outflows from investing activities included $10.8 million for the purchase of short-term and long-term investments, $10.3 million for the purchase of property, plant and equipment and $6.5 million was the result of an increase in restricted cash.

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

Financing Activities

2008

Net cash used in financing activities was $299.7 million during the six months ended June 30, 2008, primarily due to the repayment of the convertible subordinated notes of $274.6 million on March 1, 2008 and the net repayment of $21.4 million of other bank loans.

2007

Net cash provided by financing activities was $4.6 million, primarily consisting of a change in cash overdrafts for the six months ended June 30, 2007.

Liquidity

We reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 we had an accumulated deficit of $691.2 million.  We used $218.2 million of cash in operations during the year ended December 31, 2007, and at December 31, 2007 we had cash and cash equivalents of $437.4 million, of which $289.5 million was used to repay our convertible subordinated notes and the accrued interest thereon, that matured in March 2008. These factors, as well as others discussed below, raised substantial doubt as to our ability to continue as a going concern and our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in their “Report of Independent Registered Public Accounting Firm” dated February 29, 2008 included in “Part II, Item 8-Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007.

We had an operating loss of $62.0 million and a net loss of $13.4 million for the six months ended June 30, 2008. Cash provided from operations was $59.9 million for the six months ended June 30, 2008, primarily the result of management of working capital, in part, necessitated by the repayment of the convertible subordinated notes due March 1, 2008.  During the six months ended June 30, 2008, we also sold certain short-term investments for $66.6 million. At June 30, 2008, we had cash and cash equivalents of $253.9 million in the aggregate to meet our liquidity requirements of which $157.7 million was held by our subsidiaries in China. Due to the limitations on converting Renminbi, we are limited in our ability to engage in foreign currency hedging activities in China. We cannot guarantee that fluctuations in foreign currency exchange rates in the future will not have a material adverse effect on revenues from international sales and, correspondingly, on our business, financial condition, results of operations and cash flows.

In 2007 and through the first quarter of 2008, our China subsidiaries were a significant source of cash for the Company. Our China subsidiaries transferred in aggregate $150 million of dividends during the year ended December 31, 2007 and another $100 million in February 2008.  Going forward, however, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated requirements including currency exchange controls on transfers of funds outside of China.

Currently, our primary sources of available credit are a series of credit facilities in China.  At June 30, 2008, we had credit facilities in China with a total of $153.8 million available for future borrowings, of which an aggregate of $43.7 million remained available for general working capital purposes and $110.1 million remained available in support of letters of credit and corporate guarantees.  The China facilities expire during the fourth quarter of 2008.

Our available lines of credit in China are now significantly less than what has been available to us historically. During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. Our practice in China is to draw new loans under the credit facilities prior to either the maturity of our borrowings or expiration of our facilities to ensure we maintain adequate liquidity to re-pay the existing borrowings at maturity, or to effectively lengthen the credit facility period to the latest maturity date of the underlying borrowings. We are currently in negotiations to renew some of these credit facilities. In order to renew these credit facilities we may need to collateralize certain of our assets in China. However, we cannot be certain that such additional lines of credit will be available to us on commercially reasonable terms or at all. Furthermore, each borrowing under the credit facilities is subject to the bank’s current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations.

On March 21, 2008, we entered into a credit agreement providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula and was used during the second quarter of 2008 to fund the Company’s general working capital requirements.  During the quarter, we repaid all outstanding borrowings under this arrangement. On June 30, 2008, in connection with the entry into an agreement for the sale of PCD we terminated the commitments under the credit agreement.

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

Management’s liquidity plans include divesting our noncore assets or operations and obtaining loans from financial institutions. On June 30, 2008, we entered into an agreement to sell UTStarcom Personal Communications LLC, a wholly-owned subsidiary (“PCD”) for a total purchase consideration of approximately $240 million. The transaction closed on July 1, 2008. As a result of this transaction, management believes we have sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next twelve months.  In an effort to further improve our profitability and cash flows, management continues to re-examine all aspects of our business. This review includes a focus on our fixed cost base and improvements in the management of our working capital to better align with operations, market demand and current sales levels. However, if projected sales do not materialize, management may need to further reduce expenses. In addition, we may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us.

Off-balance sheet arrangements

At June 30, 2008, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at June 30, 2008 were as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Contractual Obligations
Bank loans	$29,158	$29,158	$—	$—	$—
Lease obligations	$31,149	$14,582	$12,685	$3,396	$486
Other Commercial Commitments
Letters of credit	$59,302	$43,481	$15,821	$—	$—
Purchase commitments	$18,796	$16,422	$2,374	$—	$—

Bank loans

At June 30, 2008, we had loans with various banks totaling $29.2 million with interest rates ranging from 6.3% to 6.6% per annum. These bank loans mature during the 2008 and are included in short-term debt.

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty.  As of June 30, 2008, total open commitments under these purchase orders extending beyond one year were approximately $2.4 million. Additionally, we have agreed to purchase from Marvell Semiconductors, Inc. certain chip-sets that will be included in 50% to 100% of our PAS handsets, through 2011.

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

Uncertain tax positions

Effective January 1, 2007, we adopted the provisions of FIN 48.  As of June 30, 2008, we had $82.8 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase our net income is $9.1 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $73.7 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

The Company records accruals for commissions payable to third parties in the normal course of business.  Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts.  Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred.  As of June 30, 2008, approximately $7 million of such accrued commissions had not been claimed by the third parties for more than three years.  Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, the Company will reverse such accruals. Such reversals will be recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. During the three and six months ended June 30, 2008 and 2007, no significant accruals related to third party commissions were reversed.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2008 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2008:

(in thousands, except
interest rates)
Cash and cash equivalents	$253,901
Average interest rate	1.58%

Restricted cash - short-term	$17,394
Average interest rate	1.83%

Short-term investments	$889
Average interest rate	1.49%

Restricted cash - long-term	$15,821
Average interest rate	2.28%

Total investment securities	$288,005
Average interest rate	1.63%

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi.  Additionally, during 2006 and 2007 we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars.  Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China.  The balance of our cash and short-term investments held in China was $165.1 million at June 30, 2008.  Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through June 30, 2008, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

We may manage foreign currency exposures using forward and option contracts to hedge and thus minimize exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers, and non-U.S. subsidiaries, however, we are not currently hedging any such transactions.  As our foreign currency balances are not currently hedged, any significant revaluation of our foreign currency exposures may materially and adversely affect our business, results of operation and financial condition.  We do not enter into foreign exchange forward or option contracts for trading purposes.

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at June 30, 2008.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $4.2 million at June 30, 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of June 30, 2008 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of June 30, 2008 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which have not yet been remediated. Investors are directed to Item 9A in the 2007 Annual Report for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A in the 2007 Annual Report. In particular, the Company has implemented during 2007 and the first and second quarters of 2008, and plans to continue to implement during the remainder of 2008, the specific measures described below.  In addition, in connection with the June 30, 2008 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1.                                       To remediate the material weakness described in Item 9A in the 2007 Annual Report, in “The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations,” the Company launched a formal investigation at the direction of the Audit Committee of the Company’s Board of Directors (“Audit Committee”) to review alleged violations of the FCPA during the second quarter of 2006; refer to “Governmental Investigations” under “Part II, Item 1-Legal Proceedings” for additional information. Throughout the course of this investigation, the Company has taken and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In the third and fourth quarters of 2007 and the first and second quarters of 2008, the Company provided training to personnel in offices in various regions including North America, Europe, China and India and, in the remainder of 2008, plans to continue to provide training and expand its coverage to personnel employed in other regions and countries. In addition, the Company’s internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company’s efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

2.                                       To remediate the material weaknesses described in Item 9A in the 2007 Annual Report over “appropriately matching of costs of sales with revenue and recording the reserves for losses on customer contracts and the associated cost of sale,” the Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

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

ii.         In the first and second quarters of 2008, the Company enhanced, and in the remainder of 2008, the Company plans to continue enhancing, its processes and procedures to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized, and the accuracy and adequacy of recording of the reserves for losses on customer contracts. The revised processes included involving and obtaining detailed and timely input from business units, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. Additional analytical processes were put in place to ensure the accuracy of the recording of the cost of sales when revenue is recognized. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

3.                                       To remediate the material weaknesses described in Item 9A in the 2007 Annual Report over “its process to ensure the complete and accurate preparation and review of its consolidated financial statements and disclosures in accordance with GAAP,” the Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.         During 2007 and the first and second quarters of 2008 the Company enhanced, and in the remainder of 2008 the Company plans to continue enhancing, the month and quarter-end closing procedures within its corporate accounting function to standardize its processes for financial review to ensure that reviewers at its U.S. headquarters analyze and monitor financial information in a consistent and thorough manner. The enhanced procedures included timely communication with the Company’s remote locations to ensure the completeness and accuracy of the close processes.

ii.         During 2007 and the first and second quarters of 2008 the Company implemented, and in the remainder of 2008 the Company plans to continue enhancing and improving the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act. Additional reviews were put in place to ensure the accuracy of the financial statements in the quarterly and annual filings, and procedures were added to ensure the completeness of the reviews of the quarterly and annual filings.

Interim Measures

Management has not yet implemented and/or tested all of the measures described above under the heading “Remediation Initiatives.” Nevertheless, management believes the measures identified above (to the extent these have been implemented), together with other measures undertaken by the Company in connection with preparation of the consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described in Item 9A in the 2007 Annual Report and that remain material weaknesses as of June 30, 2008. These other measures include the following:

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2008 the Company continued its implementation of an upgrade to its enterprise resource planning (“ERP”) system. The Company will continue to enhance its ERP system through the remainder of 2008 and beyond. The Company has modified and will continue modifying the design and documentation of internal controls processes and procedures relating to the upgraded system as appropriate and necessary to supplement and complement existing internal controls over financial reporting.

The discussion in this section and in the “Management’s Planned Remediation Initiatives and Interim Measures” section includes a description of the material changes to the Company’s internal control over financial reporting during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of litigation and governmental investigations, see Note 14 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A—RISK FACTORS

For a description of risk factors that could materially affect our business, financial condition and future operating results, see “Part II, Item 1A – Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, which superseded the description of risk factors previously disclosed in “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The descriptions below include material changes to the respective risk factor as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future operating results.

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

We continue to experience operating losses and do not have sufficient liquidity to execute our business plan or to continue our operations without obtaining additional funding. Our ability to obtain additional funding is not assured.

Please refer to Management’s Discussion and Analysis of “Liquidity and Capital Resources” included under Part I, Item 2 of this Quarterly Report on Form 10-Q for a discussion of the factors that raise doubt as to our ability to continue as a going concern, including, among other things, our continuing operating losses, generally declining amount of cash and cash equivalents, and reduced and expiring credit facilities.  This uncertainty as to our ability to continue as a going concern caused our independent registered public accounting firm to include an explanatory paragraph highlighting this uncertainty in their “Report of Independent Registered Public Accounting Firm” dated February 29, 2008 included in “Part II, Item 8-Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2007.

As a result of the sale of PCD on July 1, 2008 (see Note 22 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q), management believes the Company now has sufficient liquidity to finance its working capital and capital expenditure requirements for the next twelve months.

Management will continue to implement its liquidity plans, which include divesting other noncore assets or operations and obtaining loans from financial institutions. If we cannot successfully implement our liquidity plans, it may be necessary for us to make significant changes to our business plan in order to maintain adequate liquidity beyond the next twelve months. In addition, various other matters may impact our liquidity such as:

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

Thus, our ability to continue as a going concern beyond the next twelve months and until we generate sustained profits and/or positive cash flows from operations is subject to our ability to successfully divest noncore assets or operations and/or obtain loans from financial institutions. Our continuing operating losses increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

We may not realize the anticipated benefits of any divestitures that we undertake.

As discussed in Note 22 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q, we divested one of our noncore operations (and the assets associated with this operation) in July 2008. There is no assurance that the anticipated benefits of this divestiture, including without limitation the receipt of any earnout payment based on the achievement of cumulative earnings levels by PCD, and any other divestitures we may undertake in the future will be realized.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

Recent PRC regulations relating to offshore investment activities by PRC residents and employee stock options granted by overseas-listed companies may increase our administrative burden.  If our shareholders who are PRC residents, or our PRC employees who are granted or exercise stock options, fail to make any required registrations or filings, we may be unable to distribute profits and may become subject to liability under PRC laws.

The State Administration of Foreign Exchange (“SAFE”) has promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities.  Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments.  In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file or update the registration with the local branch of SAFE with respect to that offshore company any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest.  If any PRC shareholder fails to make the required SAFE registration or file or update the registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into its PRC subsidiaries.  Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

We cannot provide any assurances that all of our shareholders who are PRC residents will make or obtain any applicable registrations or approvals required by these SAFE regulations.  The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries’ ability to distribute dividends or obtain foreign-exchange-denominated loans to our company.

On March 28, 2007, SAFE promulgated a stock option rule under which PRC citizens who are granted stock options by an overseas publicly-listed company are required to register with SAFE and complete certain other procedures.  We and our PRC employees who have been granted stock options are subject to this stock option rule.  If we or our PRC employees holding options fail to comply with these regulations, we or our employees may be subject to fines and legal sanctions.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 27, 2008.  At the meeting, our stockholders voted on the following three proposals, casting their votes as follows:

(i)  To elect two Class II directors to serve for a term expiring on the date on which the annual meeting of stockholders is held in the year 2011.

Nominee	For	Withheld
Larry D. Horner	96,232,932	6,444,005
Allen Lenzmeier	96,276,155	6,400,782

There were no broker non-votes on this matter. As a result, Messrs. Horner and Lenzmeier were re-elected as directors of the Company. Other directors whose terms of office continued after the meeting were as follows:

Class I (Term Expiring 2010)

Thomas J. Toy
Bruce J. Ryan

Class III (Term Expiring 2009)

Francis P. Barton
Jeff Clarke
Hong Liang Lu

Effective July 1, 2008, Peter Blackmore, the Company’s Chief Executive Officer and President, was appointed by the Board of Directors as a Class II director of the Company.

(ii)  To ratify and approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
101,188,694	1,185,828	302,415

There were no broker non-votes on this matter.

(iii)   To approve a stock option exchange program for employees (excluding executive officers and directors), pursuant to which eligible employees will be offered the opportunity to exchange their eligible options to purchase shares of common stock outstanding under the Company’s existing equity incentive plans for a smaller number of new options at a lower exercise price.

For	Against	Abstain	Broker Non- votes
49,972,749	6,082,393	1,915,162	44,706,633

ITEM 5—OTHER INFORMATION

As previously disclosed on Form 8-K filed with the SEC on March 25, 2008, on March 21, 2008, UTStarcom Personal Communications LLC (the “Borrower”), a wholly-owned subsidiary of UTStarcom, Inc. (the “Company”), entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, LLC, a Delaware limited liability company (the “Lender”), providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula.  On June 30, 2008, in connection with the entry into a merger agreement for the sale of the Borrower to AIG Global Investment Group as disclosed on Form 8-K filed with the SEC on July 7, 2008, the Borrower terminated the commitments under the Credit Agreement.  A description of the material terms of the Credit Agreement can be found under Item 1.01 in the Form 8-K filed by the Company on March 25, 2008 and such description is incorporated herein by reference.  There were no amounts outstanding at the time of termination of the commitments and no premiums or penalties were incurred by the Borrower in connection with the termination of the Credit Agreement.

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION
2.1

Merger Agreement, dated as of June 30, 2008, by and among UTStarcom, Inc., UTStarcom Personal Communications Devices LLC, Personal Communications Devices, LLC and Personal Communications Devices Holdings, LLC (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed with the SEC on July 7, 2008)

3.1

Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on December 12, 2003)

3.2	Second Amended and Restated Bylaws of UTStarcom, Inc., effective June 28, 2008 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on April 14, 2008)
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form S-1/A filed with the SEC on February 7, 2000)
4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999 (incorporated by reference to Exhibit 4.2 of Form S-1 filed with the SEC on December 20, 1999)
10.1*

Vice President Change in Control and Involuntary Termination Severance Pay Plan as amended and restated April 25, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on May 1, 2008)

10.2*	2006 Equity Incentive Plan as amended June 27, 2008
10.3*	Separation Agreement and Release (California) by and between Ying Wu and UTStarcom, Inc. dated July 25, 2008
10.4*	Separation Agreement and Release (China) by and between Ying Wu and UTStarcom (China) Co., Ltd., dated July 25, 2008
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: August 11, 2008	By:	/s/ FRANCIS P. BARTON
Francis P. Barton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)