Form 10-Q
period 2008-09-30
UTSTARCOM INC
filed 2008-11-07
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008 there were 126,199,705 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$328,969	$437,449
Short-term investments	1,593	65,629
Accounts receivable, net of allowances for doubtful accounts of $45,131 and $45,728 at September 30, 2008 and December 31, 2007, respectively	141,429	304,654
Accounts receivable, related parties	10,543	26,256
Notes receivable	14,859	12,615
Inventories	195,407	334,467
Deferred costs	142,307	190,260
Deferred tax assets	1,157	1,157
Restricted cash	18,535	6,442
Prepaids and other current assets	129,489	114,037
Total current assets	984,288	1,492,966
Property, plant and equipment, net	203,411	209,094
Long-term investments	13,500	16,667
Intangible assets, net	5,193	24,809
Long-term deferred costs	156,789	164,766
Long-term deferred tax assets	53,131	46,277
Other long-term assets	24,827	30,009
Total assets	$1,441,139	$1,984,588

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,995	$148,440
Short-term debt	—	322,829
Income taxes payable	10,092	1,174
Customer advances	179,065	229,050
Deferred revenue	118,264	100,502
Deferred tax liabilities	49,687	53,922
Other current liabilities	170,559	247,299
Total current liabilities	663,662	1,103,216

Long-term deferred revenue	219,597	236,033
Long-term debt	—	333
Other long-term liabilities	18,081	23,325
Total liabilities	901,340	1,362,907

Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	789	3,705
Stockholders’ equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 126,199,705 and 123,467,204 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	153	152
Additional paid-in capital	1,231,846	1,216,691
Accumulated deficit	(760,537)	(691,170)
Accumulated other comprehensive income	67,548	92,303
Total stockholders’ equity	539,010	617,976
Total liabilities, minority interest and stockholders’ equity	$1,441,139	$1,984,588

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales
Unrelated party	$170,878	$626,861	$1,368,461	$1,607,660
Related party	9,729	19,633	30,891	52,980
	180,607	646,494	1,399,352	1,660,640
Cost of net sales
Unrelated party	117,601	567,389	1,149,277	1,401,193
Related party	5,679	14,672	18,721	40,000
Gross profit	57,327	64,433	231,354	219,447
Operating expenses (income):
Selling, general and administrative	59,445	74,297	211,199	242,999
Research and development	35,971	41,881	116,657	127,700
Amortization of intangible assets	279	4,046	3,833	12,137
Net gain on divestitures	(3,455)	(4,271)	(3,455)	(4,271)
Total net operating expenses	92,240	115,953	328,234	378,565

Operating loss	(34,913)	(51,520)	(96,880)	(159,118)

Interest income	2,143	3,029	6,250	11,333
Interest expense	(446)	(8,888)	(9,974)	(22,934)
Other income (expense), net	(14,943)	4,347	38,107	8,476

Loss before income taxes and minority interest	(48,159)	(53,032)	(62,497)	(162,243)
Income tax expense	(7,791)	(3,095)	(7,396)	(10,735)
Minority interest in losses of consolidated subsidiaries	6	799	526	1,961
Net loss	$(55,944)	$(55,328)	$(69,367)	$(171,017)

Net loss per share - Basic and Diluted	$(0.45)	$(0.46)	$(0.56)	$(1.41)

Weighted average shares used in per-share calculation - Basic and Diluted	123,884	121,011	123,036	120,965

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Nine months ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,367)	$(171,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,603	45,009
Gain on sale of investments and liquidation of ownership interest in a variable interest entity	(48,375)	(6,127)
Net gain on divestitures	(3,455)	(4,271)
Net (gain) loss on sale of fixed assets	(72)	656
Stock-based compensation expense	13,930	6,970
Impairment of long-term investments	4,308	—
Provision for doubtful accounts	220	291
Provision for (recovery of) deferred costs	12,797	(4,540)
Deferred income taxes	(7,921)	1,926
Other	(481)	(1,960)
Changes in operating assets and liabilities:
Accounts receivable	60,894	75,688
Inventories	(85,822)	63,828
Deferred costs	59,979	(26,442)
Other assets	(5,729)	(20,170)
Accounts payable	80,316	(118,972)
Income taxes payable	8,476	7,100
Customer advances	(34,219)	30,289
Deferred revenue	(5,088)	(40,098)
Other liabilities	(42,866)	(31,515)
Net cash used in operating activities	(31,872)	(193,355)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(12,671)	(22,530)
(Purchase of) proceeds from the disposition of an investment interest	(3,841)	3,334
Proceeds from repayment of loan by a variable interest entity	7,728	—
Net proceeds from divestitures	207,097	4,271
Change in restricted cash	(10,380)	7,273
Purchase of short-term investments	(9,778)	(29,650)
Proceeds from sale of short-term investments	67,284	20,688
Other	245	(115)
Net cash provided by (used in) investing activities	245,684	(16,729)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repurchase) of stock, net of expenses	1,150	(24)
Proceeds from borrowings	50,000	97,835
Payments on borrowings	(375,317)	(64,790)
Other	(9,057)	6,052
Net cash (used in) provided by financing activities	(333,224)	39,073
Effect of exchange rate changes on cash and cash equivalents	10,932	18,938
Net decrease in cash and cash equivalents	(108,480)	(152,073)
Cash and cash equivalents at beginning of period	437,449	661,623
Cash and cash equivalents at end of period	$328,969	$509,550

Supplemental disclosure of cash flow information:
Non-cash operating activity:
Accounts receivable transferred to notes receivable	$18,487	$19,901

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The minority interest in consolidated subsidiaries is shown separately in the condensed consolidated financial statements.  The accounts of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”) are included in the accompanying unaudited condensed consolidated financial statements through the date of sale of PCD, July 1, 2008 (see Note 3). Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The December 31, 2007 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the consolidated financial statements and accompanying disclosures.  Actual results may be different.  See the Company’s 2007 Annual Report for discussions of the Company’s critical accounting policies and estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

The Company reported net losses of $195.6 million, $117.3 million and $532.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, the Company’s accumulated deficit aggregated $691.2 million. During the year ended December 31, 2007, the Company used $218.2 million of cash in operations. At December 31, 2007, the Company had cash and cash equivalents of $437.4 million of which $289.5 million was used to repay the convertible subordinated notes due on March 1, 2008 (the “Notes”). This amount included a principal payment of $274.6 million and $14.9 million in accrued interest. At December 31, 2007, $322.4 million of the Company’s cash and cash equivalents was held by its subsidiaries in China and China imposes currency exchange controls on transfers of funds outside of China. Additionally, the available lines of credit in China are significantly less than what has been available to the Company historically. These factors raised substantial doubt as to the Company’s ability to continue as a going concern.

The Company had an operating loss of $96.9 million and a net loss of $69.4 million for the nine months ended September 30, 2008. At September 30, 2008, the Company had an accumulated deficit of $760.5 million.  Cash used in operations was $31.9 million during the nine months ended September 30, 2008. In the third quarter of 2008, the Company completed the sale of PCD for a total sale consideration of approximately $233.4 million (see Note 3).  At September 30, 2008, the Company had cash and cash equivalents of $329.0 million in the aggregate to meet the Company’s liquidity requirements of which $155.4 million was held by its subsidiaries in China and continues to be subject to currency exchange controls on transfers of funds from China. Going forward, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated requirements including currency exchange controls on transfers of funds outside of China.

Currently, the Company’s primary sources of available credit are a series of credit facilities in China and each borrowing under the credit facilities is subject to the bank’s then current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. Management cannot be certain that additional lines of credit will be available to the Company on commercially reasonable terms or at all.

Primarily as a result of the success in executing on management’s strategy of divesting the Company’s non-core businesses, at September 30, 2008, the Company had cash and cash equivalents  of $329.0 million as compared to $253.9 million at June 30, 2008.  Although management believes the Company now has sufficient liquidity to finance its anticipated working capital and capital expenditure requirements for the next twelve months, in an effort to further improve the Company’s profitability and cash flows, management has intensified its focus on the Company’s fixed cost base to better align with operations, market demand and projected sales levels.  If projected sales do not materialize, management may need to further reduce expenses. In addition, the Company may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and debt covenants could impose restrictions on the Company’s operations. The sale of additional equity securities or debt financing could result in additional dilution to the Company’s current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions.  Effective January 1, 2008, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to financial assets and financial liabilities measured at fair value on a recurring basis. In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS No. 157 for these financial assets and financial liabilities did not have a material impact on the Company’s financial condition or results of operations in the first nine months of 2008. The new disclosures required by SFAS 157 are included in Note 7.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Since SFAS 161 only provides for additional disclosure requirements, there will be no impact on the Company’s financial position or results of operations upon adoption.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company will assess the impact of FSP 142-3 if and when it acquires intangible assets in the future.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“APB 14-1”). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Since the Company does not have any debt securities, the Company does not anticipate the adoption of APB 14-1 to have any impact on its financial condition, results of operations and cash flows.

NOTE 3 – DIVESTITURES

2008

Beginning in the fourth quarter of 2007, the Company launched a number of initiatives, including potential divestitures of non-core assets, to focus on its core growth technologies, including IPTV, IP-based softswitch and broadband devices.  During the third quarter of 2008, the Company completed its divestitures of UTStarcom Personal Communications LLC and Mobile Solutions Business Unit.

UTStarcom Personal Communications LLC (PCD)

On July 1, 2008, the Company completed the sale of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”), to an entity controlled by AIG Global Investment Group and certain other investors. The total sale consideration to the Company of approximately $233.4 million was based primarily on the working capital of PCD as of the closing of the transaction, subject to certain adjustments.  During the quarter ended September 30, 2008, the Company recorded net cash proceeds of $212.2 million from the sale of PCD, which was represented by the total sale consideration of $233.4 million, less $8.2 million of transaction costs and $13.0 million held in escrow.  At September 30, 2008, the Company recorded an additional $1.8 million of transaction costs which had been incurred but not yet paid. The $13.0 million held in escrow consists of $3.0 million expected to be received by the Company upon settlement of working capital adjustments and $10.0 million to be held for a period of one year to secure indemnification claims made by the purchaser, if any, and is included in prepaids and other current assets in the condensed consolidated balance sheet at September 30, 2008. The Company also invested $1.6 million in equity securities representing approximately a 2.5% interest in the newly formed entity, Personal Communications Devices, LLC (“New PCD”).  Pursuant to the terms of the divestiture agreement, the Company may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of cumulative earnings levels of New PCD through December 31, 2010. Previously, PCD was a reportable segment of the Company.

The Company recorded a $0.5 million loss on sale of PCD net assets during the third quarter of 2008.  The following table summarizes the components of the loss on sale (in thousands):

Purchase price	$233,442
Less:
Accounts receivable, net	(121,979)
Inventories	(205,367)
Prepaids and other assets	(8,885)
Property, plant and equipment, net	(1,539)
Intangible assets, net	(15,783)
Accounts payable	89,628
Other liabilities	39,999
Estimated transaction related costs	(9,980)
Loss on sale, net of tax	$(464)

Concurrent with the closing of the transaction, the Company entered into a three-year supply agreement with New PCD whereby the Company intends to supply handset products to New PCD.  Due to the ongoing direct cash flows pursuant to the supply agreement, the sale of the PCD assets did not meet the criteria for presentation as a discontinued operation under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”).

Mobile Solutions Business Unit

On July 31, 2008 the Company completed the divestiture of its Mobile Solutions Business Unit (“MSBU”) to a global private equity firm. During the third quarter of 2008, the Company recorded a net gain on divestiture of $3.9 million.  This gain resulted from transferring net liabilities of approximately $9.0 million, netted against cash payments made by the Company of approximately $5.1 million, including transaction related costs of $0.3 million. The net liability primarily consisted of deferred revenue and other liabilities totaling $27.8 million offset by deferred costs and other assets of approximately $18.8 million. Previously, MSBU was reported as part of the Company’s Other segment.  Concurrent with the closing of the transaction, the Company entered into a manufacturing agreement whereby the Company will continue to develop and manufacture wireless IP-based products for sale to the divested entity. Due to the ongoing direct cash flows pursuant to the manufacturing agreement, the sale of the MSBU assets did not meet the criteria for presentation as a discontinued operation under SFAS 144.

2007

Marvell Technology Group Ltd.

In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”). The assets sold included the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors. The Company received $35.4 million in cash, net of $0.6 million of transaction costs. Included in the cash received was $16.0 million earned by the Company as a result of achieving certain defined milestones. The Company received payment of this $16.0 million in October 2006. Upon satisfaction of certain escrow conditions, the Company received an additional $4.3 million in cash in August 2007 which was recorded in the condensed consolidated statement of operations as gain on divestiture in the quarter ended September 30, 2007. In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over five years. As of September 30, 2008, approximately $8.1 million has been amortized against cost of sales, including $0.8 million and $5.1 million amortized against cost of sales during the three and nine months ended September 30, 2008, respectively.

NOTE 4 - STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2008, the Company granted equity awards including restricted stock, restricted stock units, stock options and ESPP shares. Such awards generally vest over a period of one to four years from the date of grant.  Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding.

In November 2007, the Compensation Committee granted 962,249 shares of performance-based restricted stock units to certain senior executive officers.  On February 26, 2008, the Committee determined, based on the Company’s and each executive officer’s level of performance during the Company’s 2007 fiscal year, that 783,324 shares underlying the previously granted performance-based restricted stock units had been earned, with 50% vesting immediately and 50% vesting on February 28, 2009.  Each performance-based restricted stock unit has a fair value of $2.99 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of February 26, 2008.  In February 2008, the Compensation Committee also granted an additional 1,073,333 performance-based awards to certain senior executive officers, subject to the attainment of goals determined by the Compensation Committee. During the third quarter of 2008, 233,333 of these contingently issuable shares were forfeited as a result of employee terminations.  The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company’s stock price as these awards are “marked to market” at each reporting period prior to the date of the Compensation Committee’s determination on performance.

The total stock-based compensation expense recognized in the condensed consolidated statements of operations is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cost of net sales	$182	$119	$776	$362
Selling, general and administrative	3,154	1,007	11,180	3,871
Research and development	750	905	1,974	2,737
Total	$4,086	$2,031	$13,930	$6,970

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007 (1)	2008	2007 (1)

Weighted-average per share fair value of grants	$1.57	—	$1.53	—
Expected remaining term in years	2.7	—	3.7	—
Weighted average risk-free interest rate	2.2%	—	2.3%	—
Expected dividend rate	0.00%	—	0.00%	—
Volatility	71%	—	66%	—

(1) No stock options were granted during the three and nine months ended September 30, 2007.

Option activity as of September 30, 2008 and changes during the nine months ended September 30, 2008 are as follows:

	Number of shares outstanding (in thousands)	Weighted average exercise price
Options outstanding, January 1, 2008	17,647	$13.91
Options granted	854	3.15
Options exercised	(62)	2.05
Options forfeited or expired (2)	(4,644)	15.36

Options outstanding, September 30, 2008	13,795	$12.81

The fair value of each restricted stock or restricted stock unit award is determined based on the quoted price of the Company’s common stock on the date of grant. Nonvested restricted stock and restricted stock units as of September 30, 2008, and changes during the nine months ended September 30, 2008, are as follows:

	Shares (in thousands)	Weighted average grant date fair value
Nonvested at January 1, 2008	6,370	$3.09
Granted	5,758	2.96
Vested	(2,513)	3.02
Forfeited (2)	(2,873)	3.06
Nonvested at September 30, 2008	6,742	$3.02

(2) Includes 1.0 million options forfeited and 0.3 million restricted stock or restricted stock unit awards forfeited by employees terminated in connection with the divestiture of PCD.

At September 30, 2008, there was approximately $25.4 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, adjusted for forfeitures, which is expected to be recognized over a weighted average period of 2.2 years. During the third quarter of 2008, the Company modified the terms of outstanding equity awards of an executive officer which included 0.9 million shares of nonvested restricted stock and 0.4 million shares of vested stock options. The modification included accelerated vesting of unvested share awards and provided for a one-year period for the exercise of all the outstanding vested stock options effective upon the executive officer’s retirement on August 31, 2008. The total incremental compensation cost recognized, net of forfeitures, in the third quarter of 2008 as a result of this equity award modification was approximately $1.5 million. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Tender offer

On October 1, 2008, the Company completed a tender offer to exchange certain outstanding employee stock options to purchase shares of the Company’s common stock. Eligible for exchange were outstanding options, vested or unvested, held by current employees (excluding directors and executive officers) and granted under the Company’s 1997 Stock Plan with an exercise price greater than or equal to $6.00 per share, which included options with an exercise price less than the fair market value of the Company’s common stock on the date of grant.  Subject to the terms and conditions of the tender offer, the Company accepted for exchange and cancelled options to purchase an aggregate of 6,072,818 shares with a weighted average exercise price of $14.15 per share, and issued new options to purchase an aggregate of 1,983,920 shares with an exercise price of $3.24 per share, the closing stock price of the Company’s common stock on October 1, 2008. The new options were granted under the Company’s 2006 Equity

Incentive Plan and generally vest over two years. The incremental compensation expense resulting from the completion of the tender offer did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 5 - LOSS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net loss available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include convertible subordinated notes prior to their maturity, outstanding stock options, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan (“ESPP”) shares.

The following is a summary of the calculation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands except per share data)
Numerator
Net loss	$(55,944)	$(55,328)	$(69,367)	$(171,017)

Denominator
Weighted-average shares outstanding	123,884	121,011	123,036	120,965

Net loss per share - basic and diluted	$(0.45)	$(0.46)	$(0.56)	$(1.41)

For the three and nine months ended September 30, 2008 and 2007, no potential common shares were dilutive because of the net loss in each of these periods.  The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Stock options and ESPP shares	16,298	17,983	16,780	18,658
Assumed conversion of convertible subordinated notes	—	11,543	2,528	11,543
Nonvested restricted stock and restricted stock units	8,544	481	8,835	543
	24,842	30,007	28,143	30,744

NOTE 6 - COMPREHENSIVE LOSS

The reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(55,944)	$(55,328)	$(69,367)	$(171,017)
Unrealized (loss) gain on available-for-sale securities, net of tax	(30)	23,799	(1,753)	72,071
Realization of previously unrealized gains, net of tax	25	—	(38,277)	—
Realization of foreign currency translation upon divestiture of PCD	(1,540)	—	(1,540)	—
Foreign currency translation	4,544	7,835	16,815	19,742
Total comprehensive loss	$(52,945)	$(23,694)	$(94,122)	$(79,204)

The components of accumulated other comprehensive income reported in the condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Unrealized (loss) gain on available-for-sale securities, net of tax	$(2,704)	$35,949
Foreign currency translation	70,252	56,354
Accumulated other comprehensive income	$67,548	$92,303

NOTE 7 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. Short-term investments, consisting of bank notes and available-for-sale securities, were $1.6 million and $65.6 million at September 30, 2008 and December 31, 2007, respectively.  Short-term investments decreased at September 30, 2008 from December 31, 2007 primarily due to the sale of investments with a carrying value of $42.4 million at December 31, 2007.  The available-for-sale securities investments are recorded at fair value (see below).  Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings.  At September 30, 2008, the long-term investments included $2.7 million of unrealized holding loss which was recorded in accumulated other comprehensive income. There was no unrealized holding gain or loss in short-term investments.  At December 31, 2007, the long-term and short-term investments included $1.0 million of unrealized holding loss and $36.9 million of unrealized holding gain, respectively.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these bank notes with banking institutions in China. There were no bank notes sold during the three months ended September 30, 2008.  The Company sold $30.5 million of bank notes, and recorded costs of $0.4 million as a result of discounting the notes, during the nine months ended September 30, 2008.  There were no bank notes sold during the three and nine months ended September 30, 2007.

The following table shows the break-down of the Company’s total investments at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Equity Securities:
Gemdale Company, Ltd	$—	$30,595
Infinera	—	11,759
Global Asia Partners L.P.	—	2,113
Cortina	3,348	3,013
MRV	1,778	3,523
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
FITEL	—	123
New PCD	1,600	—
Other	472	1,593
Total Equity Securities	13,500	59,021
Bank notes	1,593	23,275
Total investments	$15,093	$82,296

Short-term investments	$1,593	$65,629
Long-term investments	$13,500	$16,667

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

Global Asia Partners L.P.

Global Asia Partners L.P. (“GAP”) is a venture capital fund formed to make private equity investments in private and pre-IPO technology and telecommunications companies in Asia. Between June 2002 and April 2005, the Company invested a total of $2.6 million in the fund. As of September 30, 2008 and December 31, 2007, the Company owned 49% of the fund’s outstanding partnership units and the investment is accounted for under the equity method.  Earnings in the equity interest in GAP were $0.1 million and $0.4 million for the nine months ended September 30, 2008 and 2007, respectively.  No earnings in the equity interest in GAP were recognized for both the three months ended September 30, 2008 and 2007.

During the quarter, the Company’s review of this investment included, but was not limited to, a review of GAP’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. Based on this review, the Company determined that the carrying value of the investment exceeded the fair value of the investment, and the decline was other-than-temporary. As a result, during the third quarter of 2008, the Company recorded a $2.2 million write-down in the value of this investment in other income (expense), net.

MRV

On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV Communications (“MRV”), which is a publicly-traded company in an active market. In exchange for the Company’s interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company received cash consideration of $1.5 million and 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million. During the three and nine months ended September 30, 2008, the Company recorded an unrealized loss of less than $0.1 million and $1.8 million, respectively, in other comprehensive income, representing the change in fair value of the investment during the period.  The accumulated unrealized loss at September 30, 2008 was $2.7 million, representing the difference between the fair value of the investment on September 30, 2008 and the initial amount recorded of $4.5 million when the MRV shares were received in 2007.  Because the Company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired. At September 30, 2008, MRV is the only investment accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”.

FITEL

First International Telecom Corporation (“FITEL”), which was a publicly-traded company in an active market in Taiwan, is a provider of telecommunications and data transmission services in Taiwan and Hong Kong, providing mobile paging, mobile data and wireless services.  The Company invested $0.1 million in July 2003 and $2.0 million in March 2008 in FITEL.  As of September 30, 2008 and December 31, 2007, the Company had less than 2% of ownership interest in FITEL.  During 2007, FITEL was voluntarily temporarily delisted from the publicly-traded market for raising funds through a private placement for developing its new WiMAX business.  Prior to the delisting, the investment was accounted for under SFAS 115.  During the third quarter of 2008, FITEL filed a petition for reorganization under Taiwanese law.  As a result of the filing, management re-evaluated the carrying value of this investment, including reviewing FITEL’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. Based on this review, the Company recorded a $2.1 million write-down in the value of this investment in other income (expense), net.

New PCD

In connection with the divestiture of PCD, the Company invested $1.6 million in shares of common stock representing approximately a 2.5% ownership interest of New PCD.  The investment is accounted for under the cost method.

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

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly, or quoted prices in less active markets; and (Level 3) unobservable inputs with respect to which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its marketable securities.

At September 30, 2008, the Company’s investment in MRV is an available-for-sale security recorded at fair value, classified within Level 1 of the fair value hierarchy.  The Company has no other financial assets or liabilities that are being measured at fair value at September 30, 2008.

NOTE 8 - RESTRICTED CASH

At September 30, 2008, the Company had short-term restricted cash of $18.5 million, and had long-term restricted cash of $18.5 million included in other long-term assets. At December 31, 2007 the Company had short-term restricted cash of $6.4 million, and had long-term restricted cash of $20.2 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 9 - NOTES RECEIVABLE AND RECEIVABLES PURCHASE AGREEMENT

Commercial notes receivable available for sale were $14.9 million and $12.6 million at September 30, 2008 and December 31, 2007, respectively. The Company may discount these commercial notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. There were no commercial notes receivable sold during the three and nine months ended September 30, 2008 and 2007.

In August 2005, the Company entered into a Committed Receivables Purchase Agreement (“Agreement”) with a financial institution, whereby the Company could sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement.  In March 2008, the Company terminated the Agreement. No receivables were sold pursuant to this arrangement and no premiums or penalties were incurred by the Company in connection with the termination of this Agreement.

NOTE 10 - INVENTORIES

As of September 30, 2008 and December 31, 2007, total inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(in thousands)
Raw materials	$28,915	$34,413
Work-in-process	34,353	35,853
Finished goods	132,139	264,201
Total Inventories	$195,407	$334,467

NOTE 11 - INTANGIBLE ASSETS

As of September 30, 2008 and December 31, 2007, intangible assets consisted of the following:

	September 30, 2008			December 31, 2007
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Impairment Charges	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Existing technology	$—	$—	$—	$39,530	$(5,214)	$(33,843)	$473
Customer relationships	11,128	(5,935)	5,193	57,220	(10,458)	(24,676)	22,086
Trade names	—	—	—	4,940	—	(4,940)	—
Non-compete agreement	—	—	—	10,800	—	(8,550)	2,250
	$11,128	$(5,935)	$5,193	$112,490	$(15,672)	$(72,009)	$24,809

Amortization expense was $0.3 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively, and was $3.8 million and $12.1 million for the nine months ended September 30, 2008 and 2007, respectively. In the fourth quarter of 2007, the Company determined that the undiscounted cash flows were not sufficient to recover the carrying value of the customer relationships and technology intangible assets within the Other segment and recorded an intangible asset impairment charge of $15.7 million.  During the third quarter of 2008, the Company divested intangibles with a net carrying amount of approximately $15.8 million in connection with the sale of PCD (see Note 3).

The estimated aggregate amortization expense for intangibles for the remainder of 2008 and each of the next four years and thereafter is as follows:

(in thousands)
Remainder of 2008	$278
2009	1,113
2010	1,113
2011	1,113
2012	1,113
Thereafter	463
$5,193

NOTE 12 - DEBT

The following represents the outstanding borrowings at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Bank loans	$—	$47,981
Capital lease obligations, at 4.7%-10.0%	—	581
Convertible subordinated notes, due March 1, 2008	—	274,600
Total Debt	$—	$323,162
Long-term debt	—	333
Short-term debt	$—	$322,829

At September 30, 2008, the Company had no bank loans outstanding. At September 30, 2008, the Company had credit facilities in China totaling $428.6 million, of which $191.5 million was for working capital purposes and the remaining $237.1 million was for use in support of letters of credit and corporate guarantees. These available credit facilities include a new credit facility in China providing $265.1 million in additional borrowing availability which was entered into during the third quarter of 2008.  This facility requires collateralization for working capital draws in excess of $29.5 million and/or non-working capital draws in excess of $44.2 million. As of September 30, 2008, $389.8 million of the total credit facilities remained available. Approximately $163.5 million of these facilities expire during the fourth quarter of 2008 and approximately $265.1 million of these facilities expire in the third quarter of 2009. As of September 30, 2008, the Company had not guaranteed any debt not included in the condensed consolidated balance sheet.

On March 21, 2008, the Company entered into a credit agreement providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula and was used during the second quarter of 2008 to fund the Company’s general working capital requirements.  During the second quarter, the Company repaid all outstanding borrowings under this credit agreement. On June 30, 2008, in connection with the entry into an agreement for the sale of PCD (see Note 3), the Company terminated the commitments under the credit agreement. Upon termination of the credit agreement, the Company expensed the remaining unamortized debt issuance costs of approximately $1.1 million.

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

Warranty obligations, included in other current liabilities, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Balance at beginning of period *	$35,580	$56,124	$52,734	$66,408
Accruals for warranties issued during the period	4,234	11,466	15,821	25,508
Settlements made during the period	(5,060)	(11,790)	(23,677)	(36,116)
Warranty obligations divested upon sale of PCD	—	—	(10,124)	—
Balance at end of period	$34,754	$55,800	$34,754	$55,800

* The balance at the beginning of the three months ended September 30, 2008 excludes warranty obligations relating to PCD as such amounts were classified as held for sale as of June 30, 2008.

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

On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants’ motion and dismissed plaintiffs’ Third Amended Complaint.  The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008.  On June 13, 2008, consistent with the Court’s March 14, 2008 dismissal order, the Company and the individual defendants filed objections to the form and content of the Fourth Amended Complaint.  On July 24, 2008, the Court overruled the objections. On September 8, 2008, the Company and the individual defendants filed a motion to dismiss and a motion to strike certain allegations from the Fourth Amended Complaint.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company’s historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint.  On April 14, 2008, the Court granted defendants’ motion to dismiss the amended complaint.  The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008 which was filed by the lead plaintiff on May 16, 2008.  On June 6, 2008, defendants filed a motion to dismiss the second amended complaint. On August 21, 2008, the Court granted in part and denied in part the motion to dismiss.

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

Shareholder Derivative Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company’s current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled the Company’s demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint.  On September 26, 2008, plaintiff filed his second amended complaint.

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

On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois.  The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights.  The Company seeks compensatory damages, punitive damages and injunctive relief.  After the court denied the defendant’s motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Defendants answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims.  The Company filed an Amended Complaint to allege additional related causes of action.  Starent moved to dismiss certain causes of action of the Amended Complaint.  On May 30, 2008, the Company amended its complaint to remove from suit U.S. patent 6,978,128, and to add additional factual allegations relating to all defendants in the case.  On July 23, 2008, the Court dismissed the Company’s trade secret and contract-based counts.  The Company asked the Court to clarify that ruling and filed a motion for leave to file a Fourth Amended Complaint containing the trade secret and contract-based counts.  After initially granting Defendants’ motion to strike that complaint, the Court reconsidered its order and granted the Company leave to file it.  The Fourth Amended Complaint has been filed.  Defendants have moved to dismiss various counts of that Complaint.  The Company is opposing that motion.  The Company has moved to dismiss certain of Starent’s counterclaims and Starent is opposing that motion.  Discovery and motion practice is ongoing and the Court has appointed a special master to handle discovery and issues related to identification of the trade secrets.  The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations of cash flows.

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

Uncertain Tax Positions

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”).  As of September 30, 2008, the Company had $84.3 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is $9.3 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $75.0 million.

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China.  When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees.  The standby letters of credit usually expire without being drawn by the beneficiary thereof.  Finally, the Company may issue commercial letters of credit in support of purchase commitments.  As of September 30, 2008 the Company had outstanding letters of credit approximating $69.7 million.

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

•                  Personal Communications Division (PCD)—Focused on distribution of mobile handsets, mainly in the United States.  On July 1, 2008 the Company sold PCD to New PCD (see Note 3).

•                  Handsets—Focused on mobile phone business with continued focus on the PAS and CDMA handset market, as well as data cards markets.  Handset sales to New PCD, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

•                  Services—Focused on providing services and support of our Broadband Infrastructure and Multimedia Communications product lines.

•                  Other—includes Mobile Solutions which focused on development, sales and services for the IPCDMA market; and Custom Solutions which focused on customized telecommunication solutions. On July 31, 2008, the Company divested its Mobile Solutions Business Unit (see Note 3).

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

Summarized below are the Company’s segment net sales, gross profit and segment margin for the three and nine months ended September 30, 2008 and 2007 based on the current reporting segment structure.  The Company has reclassified its previously reported segment information for the three and nine months ended September 30, 2007 to conform to the current segment presentation.

	Three months ended September 30,				Nine months ended September 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$31,112	17%	$40,892	6%	$92,591	7%	$105,673	6%
Multimedia Communication	57,787	32%	58,289	9%	199,251	14%	194,283	12%
PCD	—	—	458,301	71%	879,588	63%	1,104,428	67%
Handsets	71,906	40%	59,254	9%	165,390	12%	191,150	11%
Services	14,197	8%	14,655	2%	41,172	3%	38,320	2%
Other	5,605	3%	15,103	3%	21,360	1%	26,786	2%
	$180,607	100%	$646,494	100%	$1,399,352	100%	$1,660,640	100%

	Three months ended September 30,				Nine months ended September 30,
	2008	Gross profit %	2007	Gross profit %	2008	Gross profit %	2007	Gross profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$3,032	10%	$(4,770)	(12)%	$6,922	7%	$9,544	9%
Multimedia Communication	30,846	53%	16,643	29%	92,820	47%	67,052	35%
PCD	—	—	26,983	6%	69,005	8%	59,750	5%
Handsets	14,965	21%	16,966	29%	37,961	23%	64,409	34%
Services	4,720	33%	3,517	24%	11,832	29%	4,248	11%
Other	3,764	67%	5,094	34%	12,814	60%	14,444	54%
	$57,327	32%	$64,433	10%	$231,354	17%	$219,447	13%

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Segment Margin and Operating Loss
Broadband Infrastructure	$(3,222)	$(12,162)	$(12,162)	$(13,569)
Multimedia Communication	16,585	(1,744)	49,042	13,139
PCD	—	19,578	53,576	35,657
Handsets	1,978	4,017	(3,444)	26,920
Services	3,623	2,504	8,417	1,247
Other	(1,627)	(3,646)	(11,970)	(12,645)
Total segment margin	17,337	8,547	83,459	50,749
General and Corporate	(52,250)	(60,067)	(180,339)	(209,867)
Operating Loss	$(34,913)	$(51,520)	$(96,880)	$(159,118)

Assets by segment are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Property, Plant and Equipment, net
Broadband Infrastructure	$41,649	$42,756
Multimedia Communication	76,814	77,478
PCD	—	1,513
Handsets	42,072	43,191
Services	42,784	43,922
Other	92	234
	$203,411	$209,094

	September 30,	December 31,
	2008	2007
	(in thousands)
Total assets
Broadband Infrastructure	$459,683	$518,742
Multimedia Communication	562,239	605,930
PCD	—	357,004
Handsets	297,979	360,075
Services	100,331	85,269
Other	20,907	57,568
	$1,441,139	$1,984,588

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by region
United States	$43,127	24%	$457,945	71%	$907,770	65%	$1,112,448	67%
China	97,605	54%	124,228	19%	325,479	23%	390,184	24%
Japan	10,303	6%	19,863	3%	32,696	2%	54,701	3%
Other	29,572	16%	44,458	7%	133,407	10%	103,307	6%
Total net sales	$180,607	100%	$646,494	100%	$1,399,352	100%	$1,660,640	100%

Approximately 54% and 19% of the Company’s net sales during the three months ended September 30, 2008 and 2007, respectively, and approximately 23% and 24% of the Company’s net sales during the nine months ended September 30, 2008 and 2007, respectively, were in China.  The fluctuations in the percent of net sales in the United States, China, Japan and Other during the three months ended September 30, 2008 compared to the same period in 2007 was primarily due to the sale of PCD on July 1, 2008.

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
U.S.	$16,996	$18,470
China	182,190	185,070
Other	4,225	5,554
Total long-lived assets	$203,411	$209,094

NOTE 16 – CREDIT RISK AND CONCENTRATION

The following customers accounted for 10% or more of the Company’s net sales:

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	% of net	% of net
2008	sales	sales
Verizon Wireless	—	24%
Sprint Spectrum	—	13%
New PCD	19%	2%
Zhejiang Province	12%	5%

2007
Verizon Wireless	27%	22%
T-Mobile USA, Inc.	12%	14%
Sprint Spectrum	14%	12%

At September 30, 2008, New PCD accounted for approximately 15% of the total accounts receivable of the Company. At December 31, 2007, Sprint Spectrum L.P. and T-Mobile USA, Inc. accounted for approximately 16% and 15%, respectively, of the total accounts receivable of the Company. Sales to Verizon, Sprint Spectrum and T-Mobile were primarily from the PCD segment.  On July 1, 2008 the Company sold the PCD segment (See Note 3).

Approximately 30% and 15% of the Company’s net sales during the three months ended September 30, 2008 and 2007, respectively, and approximately 14% and 17% of the Company’s net sales during the nine months ended September 30, 2008 and 2007, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $112.2 million and $129.5 million, respectively, as of September 30, 2008 and December 31, 2007. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

NOTE 17 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s internet protocol television (“IPTV”), through sales of its RollingStream™ product. The Company recognized revenue for sales of telecommunications equipment and services to affiliates of Softbank of $9.7 million and $19.6 million, respectively, during the three months ended September 30, 2008 and 2007 and $30.9 million and $53.0 million, respectively, during the nine months ended September 30, 2008 and 2007.

Included in accounts receivable at September 30, 2008 and December 31, 2007 were $10.5 million and $26.3 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable to Softbank and its affiliates at September 30, 2008 and December 31, 2007.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of September 30, 2008 and December 31, 2007, the Company’s customer advance balance related to Softbank agreements was $0.7 million and $0.3 million, respectively.  The current deferred revenue balance related to Softbank was $4.9 million and $5.6 million as of September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, the Company’s non-current deferred revenue balance related to Softbank was $9.6 million compared to $10.1 million as of December 31, 2007.

As of September 30, 2008, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

Audiovox

Prior to the sale of PCD on July 1, 2008, one of the Company’s former officers served as a director for Audiovox Corporation (“Audiovox”). The Company paid approximately $0.4 million during the three months ended September 30, 2007 and $0.8 million and $1.1 million during the nine months ended September 30, 2008 and 2007, respectively, for IT services provided by Audiovox.

NOTE 18 - RESTRUCTURING COSTS

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

At September 30, 2008 and December 31, 2007, the restructuring accrual included within other current liabilities in the consolidated balance sheet was approximately $0.9 million and $3.2 million, respectively. The decrease of $2.3 million during the nine months ended September 30, 2008 relates primarily to cash payments against the accrual related to the workforce reductions and lease costs. The remaining restructuring liability is primarily related to a lease obligation and will be settled over the remaining lease term, which expires in fiscal year 2010.

NOTE 19 - OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2008 and 2007, respectively are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Gain on sale of investments	$—	$2,948	$39,679	$5,761
Gain on liquidation of investment in a variable interest entity (see Note 21)	—	—	8,169	—
Impairment of long-term investments	(4,308)		(4,308)
Foreign exchange (losses) gains	(10,577)	1,266	(6,427)	2,080
Other	(58)	133	994	635
Total	$(14,943)	$4,347	$38,107	$8,476

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

As of September 30, 2008, the Company’s gross unrecognized tax benefits totaled $84.3 million and are included in other long-term liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $75.0 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $9.3 million. The total unrecognized tax benefits and increase for the current period of these unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense.  The Company had accrued interest and penalties of approximately $3.2 million as of December 31, 2007 and approximately $3.8 million as of September 30, 2008.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company’s income tax returns for the 2003, 2004, and 2005 tax years are currently under audit by the United States Internal Revenue Service.  The Company paid $0.2 million during the quarter in connection with the audit.  The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company believes that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by approximately $26 million during the next twelve months as income tax audits are settled and statute of limitations expire.  The portion of the $26 million of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $1 million, while the remainder would have no net impact on the Company’s financial statements.

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

Income tax expense was $7.8 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively.  Income tax expense was $7.4 million and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively. Due to the sale of PCD, the Company believes that it will not generate sufficient income in Canada to realize its deferred tax assets in Canada.  Therefore, it is establishing a valuation allowance on its remaining net deferred tax assets in Canada.  The income tax expense recorded during the three months ended September 30, 2008 associated with establishing the valuation allowance is $1.9 million.

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

NOTE 21—VARIABLE INTEREST ENTITIES

During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan, partially secured by an indirect ownership interest in the venture, was payable in 10 years and could be called early without penalty. As a result of the foregoing, and the fact that the venture’s continuing viability was heavily dependent on the further provision of network and terminal equipment by the Company, the Company determined that the venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary of the venture. Therefore, the Company was required to consolidate the VIE’s financial statements. The consolidation of this VIE in prior years did not have a significant impact on the Company’s consolidated financial statements. In March 2008, the Company received a repayment in full of the loan’s principal balance, eliminating its interest in the VIE, and resulting in reconsideration of the Company’s position as the primary beneficiary. Based on this reconsideration event, management has concluded the Company is no longer the primary beneficiary under FIN 46R, “Consolidation of Variable Interest Entities” and is no longer required to consolidate the VIE’s financial statements. The Company’s Consolidated Statement of Operations for the nine month period ended September 30, 2008 includes the operating results of the VIE through February 2008, at which point the VIE was deconsolidated from the Company’s financial statements. In the first quarter of 2008, the Company recorded an $8.2 million gain upon the repayment of the loan and deconsolidation that was included in other income, expense, net.  As management expects continuing involvement with the ongoing entity’s business as a supplier of IPTV equipment, the Company has determined the conditions for presentation as a discontinued operation were not met.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions and beliefs. Statements that contain words like “expects,” “anticipates,” “may,” “will,” “targets,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are forward-looking statements. In addition, any statements that refer to trends in our businesses, future financial results, and our liquidity and business plans are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties, including those discussed in “Part II, Item 1A-Risk Factors” of this Form 10-Q.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We do not guarantee future results, and actual results, developments and business decisions may differ from those contemplated by the forward-looking statements.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Management Changes

Effective July 1, 2008, Peter Blackmore, President of the Company, was appointed Chief Executive Officer and a member of the Board of Directors.  Hong Liang Lu, who was serving as Chief Executive Officer and as a member of the Board, was appointed Executive Chairman of the Board. Thomas Toy, who was serving as Chairman of the Board, was appointed as Lead Director of the Board. On August 28, 2008, Francis Barton, our previous Chief Financial Officer and Executive Vice President, announced his retirement. Viraj Patel, our Corporate Controller, Vice President and Chief Accounting Officer, was also named interim Chief Financial Officer.

Sale of Investments

During the first quarter of 2008, we sold our remaining investment in Gemdale for approximately $32.9 million and recognized a gain of $32.4 million in other income (expense), net.  We also sold our investment in Infinera for approximately $9.2 million and recognized a gain of $7.3 million in other income (expense), net.

Sale of Non-core Assets and Restructuring Programs

On July 1, 2008, we sold UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”) to an entity controlled by AIG Global Investment Group and certain other investors for a total sale consideration of approximately $233.4 million. Pursuant to the terms of the divestiture agreement, we may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of certain earnings levels of the divested business (“New PCD”) through December 31, 2010.  We recorded a net loss of $0.5 million from the divestiture included as a component of continuing operations in the third quarter of 2008.  As a result of the divestiture of PCD, we will lose a substantial part of our revenue; however, management expects improvement in gross margin as a percent of total sales as the gross margins from our remaining core segments were generally higher than that of the PCD segment. Additionally, on July 31, 2008, we completed the divestiture of our Mobile Solutions Business Unit (“MSBU”) to a global private equity firm.  During the third quarter of 2008, we recorded a net gain on divestiture of MSBU of $3.9 million.

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

Primarily as a result of the success in executing on management’s strategy of divesting our non-core businesses, at September 30, 2008, we had cash and cash equivalents of $329.0 million as compared to $253.9 million at June 30, 2008.  Although management believes we now have sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next twelve months, in an effort to further improve our profitability and cash flows, management has intensified its focus on our fixed cost base to better align with operations, market demand and projected sales levels.  If projected sales do not materialize, management may need to further reduce expenses. In addition, we may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all.

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

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of goodwill, intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Management believes that there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our Multimedia Communications segment is responsible for the development and management of internet protocol television (“IPTV”) and related technologies plus our core Next Generation Network (“NGN”) software. The Personal Handyphone System (“PHS”) infrastructure and wireless systems teams are also a part of this segment.

On July 1, 2008, we sold our Personal Communications Division, which sold and supported handsets other than Personal Access System (“PAS”) handsets, mainly in the United States. See Note 3 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our Handsets segment designs, builds and sells consumer handset devices, including PAS handsets, that allow customers to access wireless services. All handset revenues within China are included in this segment.  After the disposition of the Personal Communications Division, all revenue related to handset sales to the newly formed entity, Personal Communications Devices, LLC, (“New PCD”) are also included in this segment.

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

Included in our Other segment are our Mobile Solutions Business Unit and our Custom Solutions Business Unit.  On July 31, 2008, we sold our Mobile Solutions Business Unit (“MSBU”) which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. Our Custom Solutions Business Unit is responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server (“RAS”) which enables users to access network data and services from remote locations and our Packet Data Services Node (“PDSN”) product line which connects CDMA cellular network infrastructure equipment to IP networks.

NET SALES

	Three months ended September 30,				Nine months ended September 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by Segment
Broadband Infrastructure	$31,112	17%	$40,892	6%	$92,591	7%	$105,673	6%
Multimedia Communication	57,787	32%	58,289	9%	199,251	14%	194,283	12%
PCD	—	—	458,301	71%	879,588	63%	1,104,428	67%
Handsets	71,906	40%	59,254	9%	165,390	12%	191,150	11%
Services	14,197	8%	14,655	2%	41,172	3%	38,320	2%
Other	5,605	3%	15,103	3%	21,360	1%	26,786	2%
	$180,607	100%	$646,494	100%	$1,399,352	100%	$1,660,640	100%

	Three months ended September 30,				Nine months ended September 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Net Sales by region
United States	$43,127	24%	$457,945	71%	$907,770	65%	$1,112,448	67%
China	97,605	54%	124,228	19%	325,479	23%	390,184	24%
Japan	10,303	6%	19,863	3%	32,696	2%	54,701	3%
Other	29,572	16%	44,458	7%	133,407	10%	103,307	6%
Total net sales	$180,607	100%	$646,494	100%	$1,399,352	100%	$1,660,640	100%

Three months ended September 30, 2008 and 2007

Net sales decreased by $465.9 million, or 72%, to $180.6 million during the three months ended September 30, 2008 compared to the same period in 2007. The decrease was primarily due to PCD and MSBU being sold in July 2008. For the three months ended September 30, 2007, the disposed PCD segment and MSBU represented $458.3 million and $9.4 million of net sales, respectively.

Net sales excluding PCD and MSBU increased by $1.5 million during the three months ended September 30, 2008 compared to the same period in 2007.  Net sales of our Handset segment increased by $12.7 million, or 21%, mainly due to sales to New PCD in the third quarter of 2008.   The increased sales to New PCD more than offset the decline in sales of PAS handsets in China.  Multimedia Communication segment net sales decreased by $0.5 million, or 1%, for the three months ended September 30, 2008 compared to the same period in 2007, mainly due to higher RollingStream, Set Top Box (“STB”) and NGN sales offset by the decline in PAS infrastructure sales which continue to experience weakening demand. Broadband Infrastructure segment net sales decreased by $9.8 million due to lower CPE sales.

Nine months ended September 30, 2008 and 2007

Net sales decreased by 16%, or $261.3 million, for the nine months ended September 30, 2008 compared to the same period in 2007.  The decrease was primarily due to PCD and MSBU being sold in July 2008. The net sales of the disposed PCD segment and MSBU decreased by $224.8 million and $8.2 million, respectively, for the nine months ended September 30, 2008 compared to the same period in 2007.

Multimedia Communication segment net sales increased by $5.0 million, or 3%, during the nine months ended September 30, 2008 compared to the same period in 2007, mainly due to an increase of our NGN and STB sales, partially offset by the continued weakening demand for our PAS infrastructure products.  Broadband Infrastructure segment net sales decreased by $13.1 million or 12% during the nine months ended September 30, 2008 compared to the same period in 2007. This decrease was mainly due to lower CPE sales.  Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts.  Handset sales declined by $25.8 million, or 13%, during the nine months ended September 30, 2008 due to both price and volume declines of our PAS handsets sold when compared to the same period in 2007.  As we have been experiencing in recent quarters, increased competition and a decline in PAS subscribers have resulted in lower demand and decrease in average selling price for our handsets.

For additional discussion see “Segment Reporting” section of this Item 2.

In 2008 and beyond, we expect that new orders for PAS handsets and infrastructure equipment will continue to decline due to the China telecommunications industry restructuring as well as increased pricing pressure. We expect our CDMA and TDSCDMA handsets will contribute more to our revenue and partially offset the decline of our PAS business.  We also plan to introduce HSDPA (“High Speed Downlink Packet Access”) data cards supported by TDSCDMA networks and EVDO (“Evolution Data Only”) data cards supported by CDMA 3G networks, which we expect to have relatively higher gross margins and average selling prices in mid-2009 to capitalize on the data business in China.  However, we do not anticipate that these sales will fully offset the decline in PAS handsets and infrastructure sales. We currently offer and have initial market acceptance of our IPTV products in China, Japan, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

GROSS PROFIT

	Three months ended September 30,				Nine months ended September 30,
	2008	Gross profit %	2007	Gross profit %	2008	Gross profit %	2007	Gross profit %
	(in thousands)
Gross profit by Segment
Broadband Infrastructure	$3,032	10%	$(4,770)	(12)%	$6,922	7%	$9,544	9%
Multimedia Communication	30,846	53%	16,643	29%	92,820	47%	67,052	35%
PCD	—	—	26,983	6%	69,005	8%	59,750	5%
Handsets	14,965	21%	16,966	29%	37,961	23%	64,409	34%
Services	4,720	33%	3,517	24%	11,832	29%	4,248	11%
Other	3,764	67%	5,094	34%	12,814	60%	14,444	54%
	$57,327	32%	$64,433	10%	$231,354	17%	$219,447	13%

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

Three months ended September 30, 2008 and 2007

Gross profit was $57.3 million, or 32% of net sales for the three months ended September 30, 2008, compared to $64.4 million, or 10% of net sales for the corresponding quarter of 2007. The overall gross profit decrease in absolute dollars was primarily due to the disposition of PCD and MSBU during July 2008 which accounted for $28.1 million decrease in gross profit resulting from the related decrease in sales. Gross profit as a percentage of sales increased mainly due to the disposition of PCD which had relatively lower gross profit percentages compared to our other segments.

Excluding PCD and MSBU, gross profit increased by $21.0 million for the three months ended September 30, 2008 compared to the corresponding quarter of 2007. Gross profit in the Broadband Infrastructure segment increased primarily due to higher inventory and loss contract provision recorded in the third quarter of 2007.  Gross profit in the Multimedia Communication segment improved mainly due to increased sales of higher margin NGN products as well as the impact of the reduction of $4.5 million of accrued third party commissions in 2008.  In addition, the three months ended September 30, 2007 included reserves related to the exit of certain product lines.

Nine months ended September 30, 2008 and 2007

Gross profit was $231.4 million, or 17% of net sales for the nine months ended September 30, 2008, compared to $219.4 million, or 13% of net sales in the corresponding period of 2007. The overall gross profit increase in absolute dollars was primarily due to the increase in sales and improved profit margins in the PCD segment in the first six months of the year and increased sales of higher margin products of the Multimedia Communication segment, partially offset by decrease in sales and gross profit of the Handsets segment as well as the disposition of PCD in the third quarter of 2008. However, the overall gross profit as a percentage of sales increased slightly due primarily to the disposition of the PCD segment in July 2008 which had a lower gross profit percentage as compared to our other segments.

Excluding PCD and MSBU, our gross profit was $158.2 million, or 31% of net sales for the nine months ended September 30, 2008, compared to $153.9 million, or 28% of net sales in the corresponding period of 2007.

For additional discussion see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2008	% of net sales	2007	% of net sales	2008	% of net sales	2007	% of net sales
	(in thousands)
Selling, general and administrative	$59,445	33%	$74,297	11%	$211,199	15%	$242,999	15%
Research and development	35,971	20%	41,881	7%	116,657	8%	127,700	8%
Amortization of intangible assets	279	0%	4,046	1%	3,833	0%	12,137	1%
Net gain on divestitures	(3,455)	(2)%	(4,271)	(1)%	(3,455)	0%	(4,271)	(1)%
Total operating expenses	$92,240	51%	$115,953	18%	$328,234	23%	$378,565	23%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended September 30, 2008 and 2007

SG&A expenses were $59.4 million for the three months ended September 30, 2008 and $74.3 million for the same period in 2007.  The decrease of $14.9 million was due in large part to the disposal of the PCD segment in July 2008, which accounted for $6.5 million of the decrease.  In addition, the decrease was also due to a $3.0 million reduction in legal and accounting fees as we had a reduction in investigation and litigation activities, a $3.1 million savings from a reduction in the use of outside services primarily due to the implementation of the new ERP system which began in 2007 and was completed during 2008, and a $1.1 million decrease in expenses related to sales promotion and advertising due to reduced sales activities.

Nine months ended September 30, 2008 and 2007

SG&A expenses were $211.2 million for the nine months ended September 30, 2008 and $243.0 million for the same period in 2007.  Of the decrease of $31.8 million, $6.6 million was related to the disposal of the PCD segment in July 2008.  In addition, the decrease was also due to a $9.6 million decrease in legal and accounting fees mainly due to reduced activity in investigations and litigation, a $5.6 million savings from reduction in the use of outside services primarily due to our accounting restatement in 2007 and the implementation of the new ERP system, a $2.6 million decrease in depreciation expense due to the deconsolidation of a variable interest entity and certain fixed assets being fully amortized in early 2008, a $1.6 million decrease in advertising & marketing expense due to reduced sales activities, a $1.2 million reduction in facility related expense due to continued streamlining of our operations, a $1.2 million decrease in tax and licenses due to reduced business taxes in China and a $1.2 million decrease in travel related expenses due to reduced travel activity.

RESEARCH AND DEVELOPMENT

Three months ended September 30, 2008 and 2007

R&D expenses decreased by $5.9 million during the three months ended September 30, 2008 compared to the same period in 2007.  The decrease in R&D expenses was mainly due to the disposal of MSBU which accounted for $3.0 million, as well as a $2.0 million decrease in personnel related expenses as we continued to streamline our operations.

Nine months ended September 30, 2008 and 2007

R&D expenses decreased by $11.0 million during the nine months ended September 30, 2008 compared to the same period in 2007.  This was primarily due to a $2.2 million decrease related to the disposal of MSBU, a $5.4 million decrease in personnel related expenses, a $2.0 million decrease in depreciation and $1.1 million decrease in software license expense as we continued to streamline our operations, as well as a $1.7 million decrease related to the recognition of a sale of patent offset by an increase of $2.3 million in consulting and testing expense related to new handset introductions during 2008.

STOCK-BASED COMPENSATION EXPENSE

The following table summarizes the stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cost of net sales	$182	$119	$776	$362
Selling, general and administrative	3,154	1,007	11,180	3,871
Research and development	750	905	1,974	2,737
Total	$4,086	$2,031	$13,930	$6,970

Three and nine months ended September 30, 2008 and 2007

The increase in the level of stock-based compensation during the three and nine months ended September 30, 2008 was primarily due to the recognition of expense in 2008 for awards granted in the fourth quarter of 2007 and during 2008, including annual merit equity awards granted in November 2007 and February 2008, compared with the same period in 2007 when no awards were granted as we were delinquent in the filing of our reports with the SEC.  The three and nine months ended September 30, 2008 stock-

based compensation expense attributable to selling, general and administrative includes approximately $1.5 million resulting from award modifications related to an executive retirement.

AMORTIZATION OF INTANGIBLE ASSETS

Three and nine months ended September 30, 2008 and 2007

Amortization of intangible assets decreased by $3.8 million in the three months ended September 30, 2008 compared to the same quarter last year, and by $8.3 million in the nine months ended September 30, 2008 compared to the same period last year. Amortization of intangible assets declined primarily due to the impairment of intangible assets with a carrying value of $15.7 million in the fourth quarter of 2007, the disposition of intangible assets with a carrying value of $15.8 million in the third quarter of 2008 in connection with the sale of PCD, and due to the fact that several intangible assets became fully amortized during the preceding twelve months.

NET GAIN ON DIVESTITURES

Three months ended September 30, 2008 and 2007

The $3.5 million net gain on divestitures for the three and nine months ended September 30, 2008 included a $0.5 million loss on the sale of PCD and a $3.9 million gain on the sale of MSBU. The gain on sale of net assets for the three and nine months ended September 30, 2007 of approximately $4.3 million relates to the sale of substantially all of the assets and selected liabilities of our semiconductor design operations, including the assets related to the prior acquisition of Advanced Communications Devices Corporation to Marvell Technology Group Ltd.  See Note 3 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

INTEREST INCOME

Three and nine months ended September 30, 2008 and 2007

Interest income was $2.1 million and $3.0 million for the three months ended September 30, 2008 and 2007, respectively. Interest income was $6.3 million and $11.3 million for the nine months ended September 30, 2008 and 2007, respectively.  The decrease in interest income for the three and nine months ended September 30, 2008 compared to the same periods in 2007 was primarily due to the decrease in cash balances available for investment and due to lower interest rates earned in the three and nine months ended September 30, 2008 as compared to the same periods in 2007.

INTEREST EXPENSE

Three and nine months ended September 30, 2008 and 2007

Interest expense was $0.4 million and $8.9 million for the three months ended September 30, 2008 and 2007, respectively. Interest expense was $10.0 million and $22.9 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest expense for the three and nine months ended September 30, 2008 compared to the same period in 2007 was primarily attributable to the repayment of $274.6 million of convertible subordinated notes on March 1, 2008 and $48.0 million of other bank loan repayments during 2008. Interest expense for the nine months ended September 30, 2008 included approximately $2.5 million of debt issuance costs related to the $75 million secured revolving credit facility. For the period from January 1, 2008 through maturity on March 1, 2008, the convertible subordinated notes had a stated interest rate of 10.875% in accordance with the Second Supplemental Indenture.  As a result of the First Supplemental Indenture, our convertible subordinated notes’ stated interest rate was 7.625% per annum after January 9, 2007.  Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

OTHER INCOME (EXPENSE), NET

Three months ended September 30, 2008 and 2007

Other expense, net was $14.9 million for the three months ended September 30, 2008 as compared to other income, net of $4.3 million for the three months ended September 30, 2007. Other expense for the three months ended September 30, 2008 consisted primarily of $10.6 million foreign currency losses and $4.3 million in writedowns of long-term investments.  The foreign currency losses primarily consisted of losses attributed to the appreciation of the US dollar on the Indian Rupee denominated intercompany receivables, partially offset by gains for the Company’s China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated intercompany payables. Net other income for the three months ended September 30, 2007 primarily consists of a $2.9 million gain on the sale of our Fiberxon investment and a $1.3 million foreign currency gain.

Nine months ended September 30, 2008 and 2007

Other income was $38.1 million and $8.5 million for the nine months ended September 30, 2008 and 2007, respectively. Other income for the nine months ended September 30, 2008 consisted primarily of a $32.4 million gain on the sale of the Gemdale investment, a $7.3 million gain on the sale of the Infinera investment, an $8.2 million gain on the liquidation of an investment in a variable interest entity, offset partially by a $6.4 million foreign currency loss and $4.3 million in writedowns of long-term investments.  Other income (expense), net for the nine months ended September 30, 2007 included a $5.7 million gain on the sale of our ImmenStar and Fiberxon investments and a $2.1 million foreign currency gain.

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

Three months ended September 30, 2008 and 2007

Income tax expense was $7.8 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively. Due to the sale of PCD, we believe that we will not generate sufficient income in Canada to realize our deferred tax assets in Canada.  Therefore, we established a valuation allowance on our remaining net deferred tax assets in Canada.  The income tax expense associated with establishing the valuation allowance is $1.9 million.

Nine months ended September 30, 2008 and 2007

Income tax expense was $7.4 million and $10.7 million for the nine months ended September 30, 2008 and 2007, respectively.  The China Corporate Income Tax Law (“CIT Law”) became effective on January 1, 2008.  As a result of the enactment of new regulations during the first quarter of 2008 which address CIT Law, we recorded an income tax benefit of $11.7 million in the first quarter of 2008 related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of our subsidiaries which we determined to not be permanently reinvested outside the United States.  We also have accrued $3.2 million of foreign withholding taxes in the first quarter of 2008 related to the realized gain on the sale of our investment in Gemdale.

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

Summarized below are our segment net sales revenue and gross profit figures for the three and nine months ended September 30, 2008 and 2007, respectively.

Broadband Infrastructure

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$31,112	$40,892	$92,591	$105,673
Gross profit	$3,032	$(4,770)	$6,922	$9,544
Gross profit as a percentage of net sales	10%	-12%	7%	9%

Sales decreased due to a decline in our CPE product line as Softbank in Japan completed its current phase of ADSL expansion. Softbank in Japan represented approximately 21% and 38% of total Broadband Infrastructure sales during the three months ended September 30, 2008 and 2007, respectively, and 24% and 37% during the nine months ended September 30, 2008 and 2007, respectively. This decline was partially offset by higher sales in Optical products.

Gross profit increased for the three months ended September 30, 2008 when compared to corresponding periods in 2007, primarily due to a higher inventory and loss contract reserve, as well as more lower gross margin CPE sales in 2007. Gross profit decreased for the nine months ended September 30, 2008 compared to corresponding periods in 2007 mainly due to a provision for additional anticipated losses during the second quarter of 2008 on an infrastructure deployment contract that originated in 2006 and increased inventory cost related to our optical products in China in 2008.

We may incur additional warranty expense as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. Both events may have negative impacts on our future gross profits, results of operations and financial position.

Multimedia Communications

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$57,787	$58,289	$199,251	$194,283
Gross profit	$30,846	$16,643	$92,820	$67,052
Gross profit as a percentage of net sales	53%	29%	47%	35%

During the three months ended September 30, 2008, Multimedia Communications sales decreased by 1%, or $0.5 million. The increase of our NGN products, RollingStream and STB sales mostly offset the continued decline of PAS system sales. The sales of our main product line, PAS system, comprised approximately 68% and 88% of our Multimedia Communications segment sales for the third quarter of 2008 and 2007, respectively.

Sales for the nine months ended September 30, 2008 increased 3%, or $5.0 million.  The increase was mainly due to higher STB sales to a customer in China and NGN Sales during the period, partially offset by lower PAS system sales and 3G related product sales in 2008 as we exited 3G related product lines in 2007.

The gross profit percentage increased to 53% for the three months ended September 30, 2008 from 29% for the corresponding period in 2007.  The increase was primarily due to increased sales of the higher gross margin NGN product line as well as the impact of the reduction of $4.5 million of accrued third party commissions during the third quarter of 2008. The gross profit percentage increased to 47% for the nine months ended September 30, 2008 from 35% for the corresponding period in 2007 primarily due to lower warranty and inventory costs as well as the impact of the reduction of $4.5 million of accrued third party commissions in the nine months ended September 30, 2008 and $9.1 million of 3G product sales with very low margin in 2007, offset in part by sales of lower margin STB products in 2008. The reduction in accrued third party commissions in the third quarter of 2008 resulted from the determination that such aged accruals were no longer needed as the statute of limitations with respect to such unclaimed commissions had expired and the Company had exhausted all efforts to extinguish these liabilities in accordance with established Company procedures.

We expect future PAS infrastructure spending to decline in 2008 and beyond as China launched its 3G network. We expect the decline in new PAS infrastructure orders will continue and we plan to aggressively pursue opportunities for our dual mode enterprise PAS products and NGN products in multiple markets.  However, we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2008 and beyond.

We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China, Japan, India, Taiwan and other geographic regions.

Personal Communications Division (PCD)

On July 1, 2008, we sold our PCD operations (See Note 3 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).

Handsets

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$71,906	$59,254	$165,390	$191,150
Gross profit	$14,965	$16,966	$37,961	$64,409
Gross profit as a percentage of net sales	21%	29%	23%	34%

Net sales increased 21% and declined 13% for the three and nine month ended September 30, 2008, respectively, as compared to the same periods in 2007.  The majority of our handset sales were historically in China, where we have experienced a decline in volume and price for our PAS handsets.  After the disposition of our PCD operations on July 1, 2008, our handset sales to New PCD totaled $34.5 million and contributed significantly to the overall handset sales in the third quarter of 2008.

The PAS handset units sold in China declined to 0.8 million and 2.9 million units for the three and nine months ended September 30, 2008, respectively, compared to 1.3 million and 3.8 million units in the comparable periods of 2007.  The 35% and 25% volume decline for three and nine months periods, respectively, was primarily attributed to lower demand for our PAS handsets resulting from a decline in PAS subscribers as service providers reduced marketing efforts for PAS handsets in anticipation for next generation technology networks and the restructuring of China telecommunication industry. The average selling price per unit in the

PAS products declined 5% and 10% during the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007 due to competitive pricing pressures and increased sales through distributor channels.  We have experienced such continuing pricing pressure in the China telecommunications market since the latter part of 2003, which has driven average unit selling prices lower. We expect a continued decline in PAS subscribers in future periods.

Gross profit as a percentage of net sales for our Handsets segment decreased for both the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007.  For the three month period, the decrease was primarily due to continued price erosion of our PAS handsets as well as increased sales of lower gross margin CDMA handsets to New PCD. The decrease in gross margin was partially offset by a $4.2 million supplier rebate in the third quarter of 2008.  The decrease for the nine months period was primarily due to losses from our GSM products as we reduced inventory of older models, costs related to cancelation of a CDMA model in the second quarter of 2008 and higher inventory cost of our PAS data card business, as well as continued price erosion and a decrease in demand of our PAS product lines.

In 2008 and beyond, we expect a decline in PAS subscribers as the China telecommunication industry reorganizes and prepares for 3G launch. Furthermore, we expect more price erosion and gross margin deterioration in PAS handsets because of increasing competition.  However, we expect our CDMA and TDSCDMA handsets will contribute more to our revenue and partially offset the decline of PAS business. We also plan to introduce HSDPA data card supported by TDSCDMA network and EVDO data card supported by CDMA 3G network, which we expect to have relatively higher gross margin and average selling prices in mid 2009 to capitalize the data business in China.  In addition, we expect to continue to focus on product cost reduction efforts through supply chain improvements and R&D improvements, including outsourcing part of our product development.

Services

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$14,197	$14,655	$41,172	$38,320
Gross profit	$4,720	$3,517	$11,832	$4,248
Gross profit as a percentage of net sales	33%	24%	29%	11%

Our Services segment’s revenue from external customers was relatively stable for the three months ended September 30, 2008 as compared to the corresponding period of last year.  For the nine months ended September 30, 2008, net sales increased by 7%, as compared to the corresponding period of last year.  The increase during the nine months period was mainly due to the continued growth of our China service sales resulting from increased service contracts for value added services.

Gross profit increased from 24% for the three months ended September 30, 2007 to 33% for the corresponding period in 2008.  Gross profit was 29% and 11% for the nine months ended September 30, 2008 and 2007, respectively.  The increase was primarily due to China service sales increase without a corresponding increase in associated cost by utilizing excess capacity.

Other

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net sales	$5,605	$15,103	$21,360	$26,786
Gross profit	$3,764	$5,094	$12,814	$14,444
Gross profit as a percentage of net sales	67%	34%	60%	54%

Our Other segment consists of Mobile Solutions and Custom Solutions business units. On July 31, 2008, we sold MSBU. The revenue decreased by $9.5 million, or 63% for the three months ended September 30, 2008 as compared to the same period in 2007.  The revenue decreased by $5.4 million, or 20% for the nine months ended September 30, 2008 as compared to the same period in 2007.  The decrease was primarily due to the disposition of MSBU in July 2008.

Gross profit percentage increased to 67% and 60% for the three and nine months ended September 30, 2008, respectively, from 34% and 54% for the same periods in 2007.  The increase was due to the disposition of MSBU which had lower gross margin as well as the recognition of revenue of a low margin contract during the third quarter of 2007.

RELATED PARTY TRANSACTIONS

For a description of related party transactions, see Note 17 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	September 30,	December 31,
	2008	2007	Change
	(in thousands)

Cash and cash equivalents	$328,969	$437,449	$(108,480)
Bank notes	1,593	23,275	(21,682)
Publicly traded equity securities	—	42,354	(42,354)
Total	$330,562	$503,078	$(172,516)

	Nine months ended September 30,
	2008	2007	Change
	(in thousands)
Cash used in operating activities	$(31,872)	$(193,355)	$161,483
Cash provided by (used in) investing activities	245,684	(16,729)	262,413
Cash (used in) provided by financing activities	(333,224)	39,073	(372,297)
Effect of exchange rate changes on cash and cash equivalents	10,932	18,938	(8,006)
Net decrease in cash and cash equivalents	$(108,480)	$(152,073)	$43,593

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At September 30, 2008, cash and cash equivalents approximating $155.4 million was held by our subsidiaries in China. The $108.5 million decrease in cash and cash equivalents was primarily a result of $333.2 million cash used in financing activities and $31.9 million cash used in operating activities, partially offset by cash provided by investing activities of approximately $245.7 million.

During the nine months ended September 30, 2008, our operating activities were significantly impacted by the following:

•                  Net loss of $69.4 million adjusted for gains on sale of investments of $40.2 million, the $8.2 million gain on liquidation of ownership interest in a variable interest entity, the $3.5 million gain on divestitures and non-cash charges of $53.4 million, which resulted in a net use of cash of $67.8 million. The non-cash charges of $53.4 million included $30.6 million in depreciation and amortization, $13.9 million in stock-based compensation expense, $4.3 million impairment of long-term investments, and a $12.8 million provision for deferred costs, partially offset by a deferred tax benefit of $7.9 million.  The deferred tax benefit is primarily due to an $11.7 million benefit resulting from a change in the China Corporate Income Tax Law, offset partially by $1.9 million of expense related to placing a valuation allowance on the Company’s Canadian deferred tax assets.

•                  Changes in net operating assets and liabilities providing net cash of $35.9 million, which was primarily the result of management of working capital, in part necessitated by the repayment of the convertible subordinated notes due March 1, 2008.

Cash provided by investing activities during the nine months ended September 30, 2008 of $245.7 million included approximately $207.1 million in net proceeds from the sale of PCD and MSBU, $53.7 million net proceeds from the sale of investments, net of purchases, and $7.7 million from the repayment of a loan by a variable interest entity, partially offset by $12.7 million used to purchase property, plant and equipment and a $10.4 million change in restricted cash.

Cash used in financing activities during the nine months ended September 30, 2008 of $333.2 million related primarily to the repayment of the convertible subordinated notes of $274.6 million on March 1, 2008 and the net repayment of $48.0 million of other bank loans during 2008.

Accounts Receivable, Net

The following table summarizes our accounts receivable, net:

	September 30,	December 31,	Increase
	2008	2007	(Decrease)
	(in thousands, except DSO)

Accounts receivable, net	$141,429	$304,654	$(163,225)
Accounts receivable, related parties	10,543	26,256	(15,713)
Total accounts receivable	$151,972	$330,910	$(178,938)

Days sales outstanding in accounts receivable (“DSO”)	76	48	28

Accounts receivable decreased $178.9 million primarily as a result of the sale of PCD.  Accounts receivable at December 31, 2007 related to our PCD business approximated $155.8 million.  DSO increased to 76 at September 30, 2008 from 48 at December 31, 2007 primarily as a result of the divestiture of PCD, which historically had lower DSO than the Company’s other segments.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	September 30,	December 31,	Increase
	2008	2007	(Decrease)
	(in thousands)
Inventories:
Raw materials	$28,915	$34,413	$(5,498)
Work in-process	34,353	35,853	(1,500)
Finished goods	132,139	264,201	(132,062)
Total inventories	$195,407	$334,467	$(139,060)

Short-term deferred costs	$142,307	$190,260	$(47,953)
Long-term deferred costs	$156,789	$164,766	$(7,977)

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized. Inventories decreased approximately $139.1 million primarily as a result of the sale of PCD. Finished goods inventory at December 31, 2007 held by our PCD business approximated $156.6 million. Short-term deferred costs decreased approximately $48.0 million primarily due to timing of revenue recognition, as well as the reduction of deferred costs of approximately $13.8 million resulting from the sale of MSBU.

Debt

The following table summarizes our debt:

	September 30,	December 31,	Increase
	2008	2007	(Decrease)
	(in thousands)

Bank loans	$—	$47,981	$(47,981)
Capital lease obligations	—	581	(581)
Convertible subordinated notes, due March 1, 2008	—	274,600	(274,600)
Total debt	—	323,162	(323,162)
Long-term debt	—	333	(333)
Short-term debt	$—	$322,829	$(322,829)

We have no bank loans outstanding at September 30, 2008.  In March 2008, we repaid our convertible subordinated debt of $274.6 million.  We also repaid $48.0 million of bank loans during 2008. Currently, our primary sources of available credit are a series of credit facilities in China.  During the third quarter of 2008, we entered into a new credit facility in China providing $265.1 million in additional borrowing availability.  However, this facility imposes sub-limits of $147.3 million for working capital draws, and $117.8 million for the issuance of letters of credit and corporate guarantees (“non-working capital draws”), and additionally requires collateralization for working capital draws in excess of $29.5 million and/or non-working capital draws in excess of $44.2 million. At September 30, 2008, we had credit facilities in China with a total of approximately $389.8 million available for future borrowings, of which an aggregate of $191.5 million remained available for general working capital purposes and $198.3 million remained available in support of letters of credit and corporate guarantees.  Approximately $163.5 million of the China facilities expire during the fourth quarter of 2008 and approximately $265.1 million of the China facilities expire in the third quarter of 2009.

Our available lines of credit in China are now significantly less than what has been available to us historically. During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. While we were able to renew approximately $265.1 million of these lines of credit during the third quarter of 2008, borrowings above a certain threshold now require collateralization of our real property in China and each borrowing under the credit facilities is subject to the bank’s then current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. We cannot be certain that additional lines of credit will be available to us on commercially reasonable terms or at all.

On March 21, 2008, we entered into a credit agreement providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula and was used during the second quarter of 2008 to fund the Company’s general working capital requirements.  During the quarter, we repaid all outstanding borrowings under this credit agreement. On June 30, 2008, in connection with the agreement for the sale of PCD we terminated the commitments under the credit agreement.

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

We had an operating loss of $96.9 million and a net loss of $69.4 million for the nine months ended September 30, 2008. Cash used in operations was $31.9 million for the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, we also sold certain short-term investments, net of purchases, for $57.5 million. In the third quarter of 2008, we completed the sale of PCD for a total sale consideration of approximately $233.4 million. See Note 3 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of the sale of PCD.  At September 30, 2008, we had cash and cash equivalents of $329.0 million in the aggregate to meet our liquidity requirements of which $155.4 million was held by our subsidiaries in China and continues to be subject to currency exchange controls on transfers of funds from China. In 2007 and through the first quarter of 2008, our China subsidiaries were a significant source of working cash for the Company. Our China subsidiaries transferred in aggregate $150 million of dividends during the year ended December 31, 2007 and another $100 million in February 2008.  Going forward, the amount of cash available for transfer from the China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated requirements including currency exchange controls on transfers of funds outside of China.

Currently, our primary sources of available credit are a series of credit facilities in China and each borrowing under the credit facilities is subject to the bank’s then current favorable opinion of the credit worthiness of the Company’s China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. We cannot be certain that additional lines of credit will be available to us on commercially reasonable terms or at all.

Primarily as a result of the success in executing on management’s strategy of divesting our non-core businesses, at September 30, 2008, we had cash and cash equivalents of $329.0 million as compared to $253.9 million at June 30, 2008.  Although management believes we now have sufficient liquidity to finance our anticipated working capital and capital expenditure requirements for the next twelve months, in an effort to further improve our profitability and cash flows, management has intensified its focus on our fixed cost base to better align with operations, market demand and projected sales levels.  If projected sales do not materialize, management may need to further reduce expenses. In addition, we may require additional equity or debt financing. If future funds are raised through issuance of stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and debt covenants could impose restrictions on our operations. The sale of additional equity securities or debt financing could result in additional dilution to our current shareholders. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all.

Off-balance sheet arrangements

At September 30, 2008, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at September 30, 2008 were as follows:

	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)
Contractual Obligations
Bank loans	$—	$—	$—	$—	$—
Lease obligations	$22,593	$12,232	$8,043	$2,244	$74
Other Commercial Commitments
Letters of credit	$69,747	$51,199	$18,548	$—	$—
Purchase commitments	$10,853	$9,703	$1,150	$—	$—

Bank loans

At September 30, 2008, we had no bank loans outstanding.

Operating leases

We lease certain facilities under non-cancelable operating leases that expire at various dates through 2013.

Letters of credit

We issue standby letters of credit primarily to support international sales activities outside of China. When we submit a bid for a sale, often the potential customer will require that we issue a bid bond or a standby letter of credit to demonstrate our commitment through the bid process. In addition, we may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing, or for performance and/or warranty guarantees. The standby letters of credit usually expire six to twelve months from date of issuance without being drawn by the beneficiary thereof.

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments exclude agreements that are cancelable without penalty.  As of September 30, 2008, total open commitments under these purchase orders extending beyond one year were approximately $1.1 million. Additionally, we have agreed to purchase from Marvell Semiconductors, Inc. certain chip-sets that will be included in 50% to 100% of our PAS handsets, through 2011.

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

Uncertain tax positions

Effective January 1, 2007, we adopted the provisions of FIN 48.  As of September 30, 2008, we had $84.3 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase our net income is $9.3 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $75.0 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third party commissions

The Company records accruals for commissions payable to third parties in the normal course of business.  Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts.  Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred. As of September 30, 2008, approximately $6 million of such accrued commissions had not been claimed by the third parties for more than three years.  Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, the Company reduces such accruals. Such reduction is recorded in the Statement of Operations during the period management determines that certain accruals are no longer necessary. During the three and nine months ended September 30, 2008, the Company reduced approximately $4.5 million of accrued commissions payable and such reduction was recorded in cost of net sales. During the three and nine months ended September 30, 2007, no significant accruals related to third party commissions were reversed.

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2008 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at September 30, 2008:

(in thousands, except
interest rates)
Cash and cash equivalents	$328,969
Average interest rate	1.85%

Restricted cash - short-term	$18,535
Average interest rate	1.75%

Short-term investments	$1,593
Average interest rate	1.51%

Restricted cash - long-term	$18,548
Average interest rate	2.42%

Total investment securities	$367,645
Average interest rate	1.87%

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi.  Additionally, during 2006, 2007 and through 2008, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars.  Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China.  The balance of our cash and cash equivalents and short-term investments held in China was $155.4 million at September 30, 2008.  Since China un-pegged the Renminbi from the U.S. Dollar in July 2005 through September 30, 2008, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

We may manage foreign currency exposures using forward and option contracts to hedge and thus minimize exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers, and non-U.S. subsidiaries; however, we are not currently hedging any such transactions.  As our foreign currency balances are not currently hedged, any significant revaluation of our foreign currency exposures may materially and adversely affect our business, results of operation and financial condition.  We do not enter into foreign exchange forward or option contracts for trading purposes.

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at September 30, 2008.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $14.8 million at September 30, 2008.

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of September 30, 2008 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of September 30, 2008 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which have not yet been remediated. Investors are directed to Item 9A in the 2007 Annual Report for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described in Item 9A in the 2007 Annual Report. In particular, the Company has implemented during 2007 and the first ,second and third quarters of 2008, and plans to continue to implement during the remainder of 2008, the specific measures described below.  In addition, in connection with the September 30, 2008 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1.             To remediate the material weakness described in Item 9A in the 2007 Annual Report, in “The Company failed to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations,” the Company launched a formal investigation at the direction of the Audit Committee of the Company’s Board of Directors (“Audit Committee”) to review alleged violations of the FCPA during the second quarter of 2006; refer to “Governmental Investigations” under Note 14 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information. Throughout the course of this investigation, the Company has taken and plans to continue to take all appropriate actions including changes to its training, processes and procedures related to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. Upon conclusion of this investigation, the Company will review and, as necessary, further enhance its procedures to reduce the risk of ongoing control deficiencies in this area. In the third and fourth quarters of 2007 and the first, second and third quarters of 2008, the Company provided training to personnel in offices in various regions including North America, Europe, China and India and, in the remainder of

2008, plans to continue to provide training and expand its coverage to personnel employed in other regions and countries. In addition, the Company’s internal audit staff commenced audits and plans to continue to expand and increase the scope of the Company’s efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

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

ii.         In the first, second and third quarters of 2008, the Company enhanced, and in the remainder of 2008, the Company plans to continue enhancing, its processes and procedures to ensure the completeness and accuracy of the recording of the cost of sales when revenue is recognized, and the accuracy and adequacy of recording of the reserves for losses on customer contracts. The revised processes included involving and obtaining detailed and timely input from business units, operations and sales operations personnel to enhance the information available for finance to analyze these accounts. Additional analytical processes were put in place to ensure the accuracy of the recording of the cost of sales when revenue is recognized. In addition, finance management has placed increased attention on reviewing in detail the accounting in this area.

3.             To remediate the material weaknesses described in Item 9A in the 2007 Annual Report over “its process to ensure the complete and accurate preparation and review of its consolidated financial statements and disclosures in accordance with GAAP,” the Company’s planned remediation measures are intended to address material weaknesses at its U.S. headquarters that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.         During 2007 and the first, second and third quarters of 2008 the Company enhanced, and in the remainder of 2008 the Company plans to continue enhancing, the month and quarter-end closing procedures within its corporate accounting function to standardize its processes for financial review to ensure that reviewers at its U.S. headquarters analyze and monitor financial information in a consistent and thorough manner. The enhanced procedures included timely communication with the Company’s remote locations to ensure the completeness and accuracy of the close processes.

ii.         During 2007 and the first, second and third quarters of 2008 the Company implemented, and in the remainder of 2008 the Company plans to continue enhancing and improving the documentation and review of required information associated with the preparation of its quarterly and annual filings under the Exchange Act. Additional reviews were put in place to ensure the accuracy of the financial statements in the quarterly and annual filings, and procedures were added to ensure the completeness of the reviews of the quarterly and annual filings.

Interim Measures

Management has not yet implemented and/or tested all of the measures described above under the heading “Remediation Initiatives.” Nevertheless, management believes the measures identified above (to the extent these have been implemented), together with other measures undertaken by the Company in connection with preparation of the consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described in Item 9A in the 2007 Annual Report and that remain material weaknesses as of September 30, 2008. These other measures include the following:

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

Changes in Internal Control over Financial Reporting

The Company concluded its implementation of an upgrade to its enterprise resource planning (“ERP”) system. The Company will continue to enhance its ERP system through the remainder of 2008 and beyond. The Company has modified and will continue modifying the design and documentation of internal controls processes and procedures relating to the upgraded system as appropriate and necessary to supplement and complement existing internal controls over financial reporting.

The discussion in this section and in the “Management’s Planned Remediation Initiatives and Interim Measures” section includes a description of the material changes to the Company’s internal control over financial reporting during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of litigation and governmental investigations, see Note 14 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A—RISK FACTORS

For a description of risk factors that could materially affect our business, financial condition and future operating results, please consider the risk factors set forth in “Part II, Item 1A – Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008, which superseded the description of risk factors previously disclosed in “Part I, Item 1A - Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The descriptions below include material changes to the respective risk factor as previously disclosed in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future operating results.

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

As a result of the sale of PCD on July 1, 2008 (see Note 3 to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q), management believes the Company now has sufficient liquidity to finance its working capital and capital expenditure requirements for the next twelve months.

Management will continue to implement its liquidity plans, which include reducing our operating expenses, continuing to divest noncore assets or operations, and obtaining loans from financial institutions. If we cannot successfully implement our liquidity plans, it may be necessary for us to make significant changes to our business plan in order to maintain adequate liquidity beyond the next twelve months. In addition, various other matters may impact our liquidity such as:

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

Thus, our ability to continue as a going concern beyond the next twelve months and until we generate sustained profits and/or positive cash flows from operations is subject to our ability to successfully reduce operating expenses, divest noncore assets or operations, and/or obtain loans from financial institutions. Our continuing operating losses increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

We may not realize the anticipated benefits of any divestitures that we undertake.

As discussed in Note 3 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q, we divested two of our noncore operations (and the assets associated with these operations) in July 2008. There is no assurance that the anticipated benefits of these divestitures, including without limitation the receipt of any earnout payment provided in the PCD sale based on the achievement of cumulative earnings levels by New PCD, and any other divestitures we may undertake in the future will be realized.

Recent market turmoil may negatively impact our customers and suppliers, which could result in material losses.

Recent turmoil in the markets is likely to make it more difficult for our customers and suppliers to maintain their business operations.  As a result, the ability of our customers and suppliers to pay or supply us, respectively, could be adversely impacted.  Most of our customer sales are on an open credit basis.  Although we monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts, there can be no assurance that all customers will be capable of making all contractual payments when due.  For example, we have had customers declare bankruptcy, causing us to incur financial losses. These losses and future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition.  To the extent our suppliers are unable to supply us with necessary products, our business could be harmed and have a material adverse effect on our operating results and financial condition.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5—OTHER INFORMATION

None.

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
10.1

Merger Agreement, dated as of June 30, 2008, by and among UTStarcom, Inc., UTStarcom Personal Communications Devices, LLC, Personal Communications Devices, LLC and Personal Communications Devices Holdings, LLC (incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed with the SEC on July 7, 2008)

10.2*	Separation Agreement and Release, dated August 28, 2008, by and between Francis P. Barton and UTStarcom, Inc.
10.3*	2006 Equity Incentive Plan Stock Option Award Agreement as amended September 3, 2008
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Management contract, plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: November 7, 2008	By:	/s/ VIRAJ J. PATEL
Viraj J. Patel
Interim Chief Financial Officer
(Principal Financial Officer)