Form 10-K
period 2008-12-31
UTSTARCOM INC
filed 2009-03-02
CIK 1030471

Use these links to rapidly review the document
UTSTARCOM, INC. TABLE OF CONTENTS
ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-29661

UTSTARCOM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1782500 (I.R.S. Employer Identification No.)
1275 Harbor Bay Parkway Alameda, California (Address of principal executive offices)	94502 (Zip Code)
(510) 864-8800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.00125 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes ☐    No ☑

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $576,313,041 based upon the closing price of $5.47 reported for such date on The NASDAQ Stock Market, LLC. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 10% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

          As of February 16, 2009, the registrant had 126,567,149 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement to be delivered to the stockholders in connection with its Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC no later than April 30, 2009, are incorporated by reference into Part III hereof.

UTSTARCOM, INC.

ADDITIONAL INFORMATION

        UTStarcom (which may be referred to as the Company, we, us, or our) means UTStarcom, Inc. or UTStarcom, Inc. and its subsidiaries, as the context requires. The name UTStarcom is a registered trademark of UTStarcom, Inc.

        In this Annual Report on Form 10-K, references to and statements regarding China or PRC, refer to the People's Republic of China or mainland China, references to U.S. dollars or $ are to United States Dollars, and references to Renminbi are to Renminbi, the legal currency of China.

        Unless specifically stated, information in this Annual Report on Form 10-K assumes an exchange rate of 6.82 Renminbi for one U.S. dollar, the exchange rate in effect as of December 31, 2008.

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

        This Annual Report on Form 10-K contains forward-looking statements. Beginning on page 19 we discuss some of the risk factors that could cause our actual results to differ materially from those provided in the forward-looking statements.

PART I

ITEM 1—BUSINESS

OVERVIEW

        Our focus is to design, manufacture and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV ("IPTV"), Next Generation Network ("NGN") and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. In addition, we also sell handsets that are designed and manufactured for the China market. Collectively our range of solutions are designed to expand and modernize telecommunications networks through smooth network system integration, lower operating costs and increased broadband access. We also provide the carriers with increased revenue opportunities by enhancing the user experiences of their subscribers. The majority of our sales have been to service providers in China and we have expanded our focus to build a growing presence in both established and key developing economies in Asia, Latin America and Europe.

        UTStarcom was incorporated in Delaware in 1991. Our headquarters are in Alameda, California, with our research and design operations primarily in China. Our primary mailing address is 1275 Harbor Bay Parkway, Alameda, California 94502. We can be reached by telephone at (510) 864-8800 and our website address is www.utstar.com. All of our SEC filings can be found under the Investor Relations section of our website or at the SEC's website at www.sec.gov and are available free of charge. The information contained on our website is not being incorporated by reference herein.

OUR OBJECTIVE

        Our objective is to be a leading global provider of Internet Protocol ("IP")-based communications products and services. We seek to differentiate ourselves by developing innovative, first-to-market products that enable telecommunications operators to enhance the technological capacity of their networks, lower their operating expenses and provide new offerings to their customer base. Our products are designed to integrate multiple functionalities and deliver multiple revenue-generating services on a single technology platform, reduce network complexity and enable a migration to a new generation of network technologies. Our solutions are designed to make carrier deployments, maintenance and upgrades both economical and efficient, allowing operators to earn a high return on their investment while reducing subscriber churn and increasing average revenue per subscriber.

OUR STRATEGY

        In 2007, we completed an in-depth strategic analysis of the company. In this process we determined that our key strengths could be closely aligned with the favorable long-term market trends relating to IP products in certain geographic markets. In September 2007 we announced a new corporate strategy that is intended to make UTStarcom a stronger global competitor that over the long term will provide value to its customers and shareholders. As we execute our strategy we believe our carrier relationships and product innovation will be rewarded in the form of increased contract awards which will be reflected in the bookings metrics that we generally disclose on a quarterly basis. Our strategic priorities, and the related milestones achieved in 2008, are summarized as follows:

Focus primarily on providing a suite of IP-based solutions including our main product suite comprised of IPTV, NGN and broadband products and the related services.

        Recent macro trends indicate that telecom carriers want solutions that solve complex network problems and help them attract subscribers through an enhanced user experience. IP-based products have given an early indication of meeting this market driven demand. Product development and deployment are a core competency of ours as indicated by our historic and recent experience in successfully introducing market changing technologies for the telecommunications market.

        In 2008 we streamlined our strategic focus by exiting a number of the businesses which we identified as non-core to our IP-based product strategy. In July 2008, we divested our wholly-owned subsidiary, UTStarcom Personal Communications LLC ("PCD"), and our Mobile Solutions Business Unit ("MSBU"). Subsequently, in the fourth quarter we initiated actions to disband our Custom Solutions Business Unit ("CSBU") and to wind down our Korea based handset operation.

        By simplifying our Company, we can now better allocate our resources to the product areas where we can differentiate ourselves from the competition. We intend to expand our market position in IP-based products through innovation and continued research and development efforts.

Maintain our leadership position in China and India while growing our presence in the key developing economies across Asia, Latin America and Europe.

        These geographic regions are characterized as having large populations, a growing base of wealth, high acceptance rates for new technology and fewer established competitors. Additionally, carriers in these regions are relatively unencumbered by established legacy networks leading them to invest high capital expenditure budgets in order to modernize and expand their networks. Over time these regions are expected to have higher rates of growth than the North American market.

        In China and India we currently hold the market leadership positions for certain key offerings. Specifically, in China and India we are the leader in IPTV market share. Moreover, we hold the leading position in India's broadband market. We also have a growing presence across key markets in the rest of Asia, Latin America and Europe. In addition to our local sales force in each region we will augment our regional sales efforts through strategic partnerships.

Leverage our strong reputation with telecom carriers and our ability to solve complex network problems.

        Telecom carriers generally select vendors with a proven ability to innovate and reliably provide network solutions. Historically we have deployed IPTV, Next Generation Network and broadband solutions which enabled carriers to improve their network performance relating to optimal traffic management, lower operating costs and smoother network integration. The innovative features we provide, such as telemedia and digital signage help carriers attract new subscribers and increase their revenue streams.

        Over time, these deployments have enhanced our understanding of carrier needs and our ability to design appropriate solutions. The reputation that we have obtained for innovation, performance and reliability provide us a competitive advantage as we seek to expand our existing and new customer relationships.

Use our favorable reputation and carrier relationships in China to provide handsets to the China market.

        We believe there remains opportunity to grow our handset business in China. This opportunity is driven by the recent industry restructuring and the customer demand from the growing population in China's urban regions.

        Our reputation for market leadership in China extends back to the early 1990s when we helped create a new telecom market based on our Personal Access Solution and Personal Handyphone System (collectively "PAS") products and continues today with our market leadership position in IPTV. This long business history provides us with high brand awareness in China and many key relationships among the major carriers.

Improve our financial position through enhanced marketing efforts and reduced operating expense levels.

        We recognized the urgency for us to improve our financial model in order to return the company to profitability. Throughout 2008 we sold a number of non-core businesses to allow us to better concentrate our resources and management attention on our strategic priorities.

        In 2009 we expect to achieve improved bookings results through targeted sales efforts. Internally, we have realigned our product focus, R&D efforts and sales efforts to more effectively target the most desired customers in our selected regions. Externally, we seek to establish sales partnerships and sales channels which will improve our ability to obtain and execute contracts in certain geographic regions.

        During 2008 we reduced our year-over-year quarterly selling, general and administrative and research and development operating expenses by approximately 37% by resolving certain legacy regulatory issues, executing divestitures and improving our ongoing internal processes throughout 2008. In December 2008, we announced further initiatives, including our plan to transition certain key functions, including finance, to China in order to eliminate functional duplication and reduce operating expenses. Our ability to successfully implement this change in 2009 is a critical part of our plan to achieve profitability and maintain liquidity. We may encounter difficulties in implementing this significant change in a short time period. If we are not successful, we may not achieve the expected benefits despite having expended significant capital and human effort. We will continue to manage the company's resources, particularly our cash position, to ensure our ability to execute our strategic plan with an emphasis on near term return on investments and profitability.

KEY STRENGTHS

        Our key strengths in the implementation of our strategy include:

Demonstrated ability to introduce and deploy innovative IP-based technologies.

        Since 2005 we have pioneered IPTV deployment in China and India. Today we are the leading IPTV provider across Asia and we recently debuted the first IPTV-based video advertising network in China. In 2008, we proved our NGN expertise as we were one of the few companies to execute Class 5 switch replacements. Our mSwitch™ NGN solution carried more than 500 billion minutes of usage (MoU), representing 16% of global Voice over IP ("VoIP") traffic. Relative to the broadband market we are the market share leader in India and we launched the world's first all-IP-DSLAM and the first GEPON solution.

        Our innovation is part of our heritage dating to the early 1990s when we helped create a new telecommunications market in China based on the development of our PAS products, offering an alternative to traditional mobile telephony.

Reputation for providing a unique customer-centric business model by solving complex problems to expand and modernize networks.

        Our product portfolio includes interactive IPTV services that generate an additional revenue opportunity with a carrier's subscriber base. The Next Generation Network and broadband products significantly reduce operating costs through better network integration and management, improved broadband access and effective network management support. We have demonstrated our ability to customize the design of our solutions to match the economic needs of our customers. As such, the carriers are able to shorten the return on investment timeframe for their network expenditures.

Market leadership positions in China and India with a growing footprint in the developing countries in Asia, Latin America and Europe.

        We have leadership positions in China and India where our pioneering role in the telecommunications industry and strong brand recognition position us favorably. The majority of our business is derived from the large and developing economies in China, India and Latin America. These regions have historically had high acceptance rates for new technologies, fewer established competitors and have a lack of legacy infrastructure hurdles in their existing networks. Meanwhile, many third party sources indicate that the telecom capital expenditure budgets in these regions will better withstand the current economic climate than the North American market.

Blended Eastern & Western capabilities, management and business environments.

        To be aligned with our largest geographic market, much of our senior management team and our sales force are based in China. In addition, parts of our sales force are also located in other key local markets. This geographic presence lets us maintain the specific local knowledge and customer relationships that enable us to quickly adapt to local market trends. Our R&D and manufacturing operations are also primarily located in China in order to have low cost operations and remain cost competitive.

        By having a public listing on the Nasdaq, we maintain access to the U.S. capital markets and an experienced executive talent pool. Our public listing on the Nasdaq exchange requires us to satisfy some of the highest governance and accounting standards in the global economy.

MARKETS AND CUSTOMERS

        Our products and services are being deployed and implemented in regions throughout the world in markets including Asia, Latin America and Europe. With the acquisition of selected assets from Audiovox Corporation in November 2004, until we divested these PCD operations in July 2008, the United States was our single largest market, representing 61%, 67% and 55% of net sales in 2008, 2007 and 2006, respectively. Subsequent to the divestiture of PCD operations, China is now our largest market, representing 49% of our net sales in the last two quarters of 2008. Additional markets and customer information is included in the discussion of business segments below.

Global Customers

        Our customers, typically telecommunications service providers, enable delivery of wireless, wireline and broadband access services including data, voice, and/or television to their subscribers. They include, but are not limited to, local, regional, national and international telecommunications carriers, including broadband, cable, Internet, wireline and wireless providers. Telecommunications service providers typically require extensive proposal review, product certification, test and evaluation and network design, and, in most cases, are associated with long sales cycles. Our customers' networking requirements are influenced by numerous variables, including their size, the number and types of subscribers that they serve, the relative teledensity of the geography served, their subscriber demand for IP communications and access services in the served geography.

Competition

        We compete in the telecommunications equipment market, providing IP-based core infrastructure products, and services for transporting data, voice and television traffic across IP-based networks. The markets in which we compete are characterized by rapid change, converging technologies, and a migration to IP-based networking and communications solutions that offer relative advantages to our customers and their subscribers. These market factors represent a competitive threat to UTStarcom. We compete with numerous vendors in each product and market category. The overall number of our competitors providing new products and solutions may increase. Also, the composition of competitors may change as we increase our activity in various technology markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. For specific competitors, see the following discussion of our business segments in this Item 1.

        We believe our competitive strengths are derived from four main factors: our ability to introduce and deploy innovative IP-based technologies; our reputation for providing a customer-centric business model and solving complex problems; our market leadership position in China and India along with a growing footprint across Asia, Latin America and Europe; and our blend of Eastern and Western business environments.

        By contrast, our competitive disadvantages include our relatively smaller size in terms of revenues, working capital, and financial resources and number of employees as compared to many of our competitors, our lack of history and experience in selling to many of the largest carriers in well-established markets and our lack of consumer brand recognition in markets outside of China.

TECHNOLOGY AND PRODUCTS

        Our product focus is in two core markets: Broadband Infrastructure and Multimedia Communications. These markets leverage the high growth that is driven by the shift to IP-based technologies, particularly in the world's developing economies. We plan to build on our demonstrated success in key developing regions across Asia, Latin America and Europe.

        Within these two core markets, we anticipate profitable growth driven by our suite of offerings including IPTV, NGN, and broadband solutions.

Business Segments

        In order to improve the focus and accountability within the Company, we made a number of organizational changes in the fourth quarter of 2007 which included the introduction of a new business segment structure. Our core business is comprised of the Broadband Infrastructure business unit and the Multimedia Communications business unit and the Services business unit that supports these two business units. In July 2008, we sold our PCD operations to an entity controlled by AIG Global Investment Group and certain other investors. Through our Korea based handset operations, we continue to manufacture and sell handsets to this newly formed entity, Personal Communication Devices, LLC ("PCD LLC"). In July 2008, we also completed the divestiture of MSBU. In the fourth quarter of 2008, we initiated actions to disband CSBU and to wind down our Korea based handset operations which historically supported the now divested PCD.

        Our reporting segments consist of the following segments:

  •
  Multimedia Communications;

  •
  Broadband Infrastructure;

  •
  Handsets;

  •
  Services;

  •
  Personal Communications Division (PCD); and

  •
  Other, which includes our Mobile Solutions business unit (MSBU) and Custom Solutions business unit (CSBU).

        For net sales, segment margin and assets for these segments, see Note 16 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

        Our Multimedia Communications segment is responsible for the development and management of IPTV and related technologies (such as IP Signage) plus our core NGN software. Our Personal Access System ("PAS") infrastructure and wireless systems teams are also a part of this segment.

        Our Broadband Infrastructure segment is responsible for software and hardware products that enable end users to access high-speed, cost-effective wireline data, voice and media communication.

        Our Handsets segment designs, builds and sells consumer handset devices that allow customers to access wireless services. The Handsets segment includes all handset revenues within China, including all PAS handsets. Following the disposition of PCD in July 2008, the Handsets segment also includes our Korea based handset operations, whose principal activity is supplying handsets to PCD LLC.

        We support the growth and operation of the installed base of our system solutions through our professional services business, UTStarcom Services. Our globally-deployed experts assist our customers with activities ranging from network planning, circuit-to-packet network migration planning, systems integration, program management, operations management and support, and knowledge transfer.

        On July 1, 2008, we sold our Personal Communications Division. See Note 3 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K. Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States.

        Included in our Other segment are MSBU and CSBU. On July 31, 2008, we sold MSBU which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. In the fourth quarter of 2008, we announced that CSBU will be disbanded during the first quarter of 2009 through the wind down of certain products and the consolidation of voice messaging technology into our Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server ("RAS") which enables users to access network data and services from remote locations and our Packet Data Services Node ("PDSN") product line which connects CDMA cellular network infrastructure equipment to IP networks.

MULTIMEDIA COMMUNICATIONS BUSINESS UNIT

Product Offerings

        Revenues from this segment accounted for approximately 17%, 13% and 18% of total sales in 2008, 2007 and 2006, respectively. Our Multimedia Communications segment includes our IPTV, mSwitch™ and PAS solutions.

RollingStream™—IPTV Solution

        Video content is increasingly being viewed by telecommunications providers as a new source of revenue. Our IPTV system, RollingStream™, includes both central office and customer premises equipment for delivering television and multimedia over carrier networks based on IP technology. Our RollingStream™ products and services enable a service provider to deliver broadcast television and on-demand video services to residential and commercial premises over a switched network architecture. It is a carrier-class product that is designed to scale to support millions of users and hundreds of thousands of content hours. We believe RollingStream™ is the first solution designed to enable carriers to deploy very large-scale streaming video content over a switched network.

        The RollingStream™ product family includes a storage and streaming device ("MediaStation"), a device for combining different video signals onto a unified distribution system ("Content Engine"), a device residing at the user's home or place of business, and a network management system that enables system wide operation. RollingStream™ products have been designed to function over standard copper telephone lines as well as cable or optical transmission lines.

        RollingStream™ is designed to allow carriers to offer new, revenue-generating television and multi-media services. The system is also designed to help providers attract customers of cable and satellite operators by offering a more comprehensive and interactive suite of services. We continue to see industry and customer enthusiasm with key customer deployments announced in China with China Telecom and China Unicom, in India with Bharti Airtel, BSNL/Aksh, MTNL/Aksh and United Telecoms Limited, in Sri Lanka with SLT, in Latin America with Brasil Telecom and in Taiwan with Markwell.

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

PAS—Personal Access Solution

        Our Personal Access System family of wireless core infrastructure equipment, based on the PHS standards developed by The Association of Radio Industries and Telecommunication Technology Committee in Japan, is designed to help our customers create new revenue opportunities with high quality wireless voice and data services. Approximately 77% and 87% of our Multimedia Communications revenue in 2008 and 2007, respectively, was derived from our PAS infrastructure products.

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

        The iPAS wireless access network offers the following advantages:

  •
  Common platform for both wireline and wireless—offers a complete set of wireline and wireless services: Plain Old Telephone Service, Integrated Services Digital Network, citywide mobility, text messaging, email, location-based services, mobile internet access.

  •
  Flexible deployments—integrates iPAS into the existing public network or it can be deployed as an independent network over a unified IP-based core network with advanced softswitch architecture. As a result, service providers can cost-effectively deploy services to meet subscriber demands.

  •
  High-performance softswitch platform—scales an iPAS network to support from 10,000 to more than five million subscribers with a softswitch server cluster and multi protocol gateways. With its softswitch architecture, customers can migrate seamlessly to Third-Generation ("3G") Cell-Phone Technology services over a unified IP-based core network.

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

Markets and Customers

        In 2008, our largest market for Multimedia Communications products was China, which accounted for approximately 89% of revenues for the segment, primarily driven by the PAS business. We believe that China continues to be one of the largest and most important markets in the world with gross domestic product (GDP) growth averaging more than 9% each year over the past several years, though the growth has slowed during the fourth quarter of 2008 with the global downturn in economic activity. China is currently undergoing an evolution of telecommunications technology. As such, infrastructure spending is expected to transition over the next several years from traditional wireless and wireline technologies to new technologies such as 3G and broadband-based services. While this led to an overall decline in Multimedia Communications revenues by 11% and 28% in 2008 and 2007, respectively, we expect the sales of our next generation multimedia communications systems such as Rollingstream™ to increase in the future.

        In 2008, the Zhejiang Province in China accounted for approximately 31% of net sales within the Multimedia Communications business segment. In 2007, sales in the Jiangsu Province and in the Zhejiang Province accounted for approximately 12% and 15%, respectively, of total net sales for the Multimedia Communications business segment.

Competition

        The Multimedia Communications market is marked by intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. Pricing, payment terms and brand recognition are key considerations for our customers. Specific competitors in this segment include Alcatel-Lucent, Cisco Systems, Inc., Huawei Technologies Co., Ltd., Nokia Siemens Networks, Inc., Sonus Networks, Inc., Starent Networks and ZTE Corporation, Inc.

BROADBAND INFRASTRUCTURE BUSINESS UNIT

Product Offerings

        Our Broadband Infrastructure products are designed to satisfy customer demand for high speed and cost-effective wireline-based data, voice and multimedia services. Revenues from this segment accounted for approximately 7%, 6% and 8% of total sales in 2008, 2007 and 2006, respectively. Our wireline technology enables high-speed voice, video and data transmissions over broadband IP-based networks. Our Broadband Infrastructure segment includes digital subscriber line products, multi-service access node products and fiber optics products.

Broadband Access Products

        We have pioneered several broadband access technologies including IP-based DSLAM and GEPON. With continuous innovation, we have been able to extend our footprint across the globe with broadband access product lines.

Multi-Service Access Node

        A Multi-Service Access Node ("MSAN") offers a wide range of services including IPTV, High-Speed Internet Access, POTS, ISDN, VoIP, over twisted pair copper and optical fiber. UTStarcom's iAN8K B1000 Multimedia Network Edge is a leading MSAN platform with over 28 million lines installed as of December 31, 2008. iAN8K B1000 offers access-gateway function for NGN Migration application by providing connectivity to existing legacy network and state-of-the-art IP-based voice network. NGN migration is the most important target market for MSAN, which is evolving into a very large global opportunity. iAN8K B1000 also offers IP-based DSLAM function based on ADSL2+ and VDSL2 standards for the still-growing broadband access market. iAN8K B1000 is based on next-generation Gigabit Ethernet architecture, in-line with our commitment to offer end-to-end IP connectivity. We continue to enrich our MSAN product by expanding the MSAN product line—including iAN B1200 which was introduced in 2008. This new product has a compact form factor and extends the coverage of our iAN8K B1000 MSAN product. iAN B1200 is targeted on FTTB/FTTC applications. iAN B1205 is first product from this series; it offers very high-density in a small form factor.

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

Optical Transport Products

        Our optical products include transport products based upon internationally defined optical transmission standards and access products. Our products convert and translate data, video, voice or other traffic into an optical signal that is transmitted over glass fiber. The product platform includes a multi-service management system which simultaneously processes multiple speeds ranging from 155 Megabits per second for traditional voice service to 40 Gigabits per second for data intensive services.

Multi-Service Transport Platform ("MSTP")

        We introduced our NetRing™ MSTP optical product line in December 2003. While our GEPON product is designed to provide services to individual customers, our NetRing™ products are designed for the high bandwidth needs of a service area. Our NetRing™ 600 products provide voice and data services for multi-tenant buildings, office buildings and enterprise campus applications. Our mid-range NetRing™ 2500 products offer voice and data transport when more bandwidth and greater capacity is required. Our high-end NetRing™ 10000 products provide service for regional transport applications, when maximum bandwidth and capacity is required. In each application, the optical fiber is looped through the service area and connected back upon itself, providing full redundancy in the event that the fiber is severed. NetRing™ provides a broad range of functions for carriers to manage voice, data and video traffic with network management functions previously available only on multiple, independent platforms. In late 2008, we introduced our new state-of-art 40G product—NetRing™ 40K which is currently under trial with certain key customers.

Resilient Packet Ring ("RPR")

        In late 2007, we introduced our first Metro Ethernet product, which is MEF certified and uses RPR as the core technology for transport. This product is targeted for metro aggregation function. It is widely deployed in Bharat Sanchar Nigam Ltd.'s ("BSNL") multi-play network, for which we are turn-key providers and also have large deployment of IP-based DSLAM.

Markets and Customers

        Our Broadband Infrastructure segment also targets several large markets and customers worldwide. In 2008, we signed several large broadband infrastructure customers, including Bezeq, Yemen Telecom, and Jersey Telecom. We also won an expansion contract from Bharat Sanchar Nigam Ltd. in India. Our customer Brasil Telecom continued to expand its broadband network with our iAN8K B1000. While we have had success in the past in specific areas such as Japan, we now also have broadband customers throughout Asia, Europe and Latin America.

        Our key target markets for 2008 for the deployment of our Broadband Infrastructure products were Asia, Latin America and Europe. We believe these markets provide a significant amount of opportunity going forward given their relatively low broadband penetration rates and strong consumer demand for new broadband services.

        For example, according to the Census Bureau of India, as of September 1, 2007, India had a population of over 1.1 billion and according to the Telecom Regulatory Authority of India, as of December 31, 2007, India's teledensity (the number of phone lines per 100 persons) is only at approximately 23.9% compared to teledensity of approximately 60% in the U.S. as of December 31, 2007. We currently offer our MSAN, IPDSLAM, IPTV, MSTP and GEPON, as well as a host of products and services in India. With over one million access lines deployed today, we anticipate that we will continue to implement and deploy our products and conduct trials with several operators, including Reliance Infocomm Ltd. and Bharat Sanchar Nigam Ltd.

Competition

        The Broadband Infrastructure market is subject to intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. These companies leverage pricing, payment terms and their pre-existing customer relationships. Specific competitors in this segment include Alcatel-Lucent, ECI Telecom, Huawei Technologies Co., Ltd., LM Ericsson Telephone Company, Nortel Networks Corporation, Nokia Siemens Networks, Inc. and ZTE Corporation, Inc.

HANDSETS BUSINESS UNIT

Product Offerings

        We design, build and sell consumer handset devices that allow customers to access wireless services. Historically, the Handsets segment included all handset revenues within China. Prior to the disposition of PCD in July 2008, sales of our Korea based handset operations were accounted for as intercompany sales. Subsequent to the disposition of PCD, sales of our Korea based handset operations to PCD LLC are included in the Handsets business unit. In December 2008, we initiated actions to wind down our Korea based handset operations and accordingly expect to exit the business of sales to PCD LLC by the end of the second quarter of 2009. We expect our Handset segment will continue to supply handsets to the China market using our strong brand name and carrier relationships.

        Our primary product line sold in the China market is comprised of PAS products. Our Handsets business accounted for approximately 18%, 10% and 16% of revenues in 2008, 2007 and 2006, respectively. Demand for our PAS handsets has continued to decline resulting from a decline in PAS subscribers as service providers reduced marketing efforts for PAS handsets in anticipation for next generation technology networks and the restructuring of China telecommunication industry. In 2009 and beyond, we expect declines in PAS subscribers as the China telecommunication industry transitions to 3G mobile service offerings. In recognition of these anticipated changes in service to mobile customers in China, we expect to transition our handset capabilities in China to the manufacture of CDMA and TD-SCDMA handsets for sale in the China market.

PAS Handsets

        We currently offer a wide variety of PAS handset models from high-end, data-capable and feature-rich models to low-cost value models. In 2008, we sold more than 3.6 million PAS and PAS/GSM handsets.

CDMA and TD-SCDMA Handsets

        In 2008, we introduced several new models into the CDMA handset markets and a new model into the TD-SCDMA handset markets in China. China Telecom, the only CDMA license carrier in China, started promotion of CDMA and consequently, market demand has increased sharply. Meanwhile, China Mobile launched a TD-SCDMA-based network. We anticipate a significant increase in market demand in both CDMA and TD-SCDMA handset markets in China in 2009. Following the disposition of PCD in July 2008, we also sold CDMA handsets designed by our Korea based handset operations into the North American market by supplying those CDMA handsets to PCD LLC. While we announced in December 2008 that we are winding down our Korea based handset operations, we expect to continue our CDMA and TC-SCDMA business with a strategy focused on mid to high-tier products, a flexible product design approach to meet market demand, differentiated product features and an investment on EVDO to support operator's 3G business development. These CDMA and TD-SCDMA handsets have historically been manufactured in China and will continue to be manufactured in China.

Markets and Customers

        In 2008, our primary market for the Handsets segment was in China with approximately 54% of segment revenue attributed to the China market. In 2008, sales to PCD accounted for approximately 44% of net sales for the Handsets segment. In 2007, sales in the Jiang Su Province, the Zhe Jiang Province and the Guang Dong Province accounted for approximately 18%, 12% and 11%, respectively, of sales for the Handsets segment.

Competition

        Due to the telecom restructuring and a recent announcement by the China government that PAS will be phased out by 2011, investment from fixed-line operators on PAS business has decreased over the past years. As a result, some of our competitors are exiting the PAS market. Currently, our primary competitor for PAS is OKWAP. The CDMA business faces significant competition from numerous competitors including Huawei Technologies Co., Ltd., LG, Samsung and ZTE Corporation, Inc. The TD-SCDMA chipset platform is not mature and the network is still forming; competitors include DaTang, Hisense, Samsung and ZTE Corporation, Inc.

SERVICES BUSINESS UNIT

        In addition to our product offerings, we provide a broad range of service offerings, including technical support services. Our service offerings complement our products with a range of consulting, technical, project, quality and maintenance support-level services including 24-hour support through technical assistance centers. Technical support services are designed to help ensure that our products operate efficiently, remain highly reliable, and benefit from the most up-to-date system software. These services enable customers to protect their network investments and minimize downtime for systems running mission-critical applications. Our Services segment accounted for approximately 3%, 2%, and 2% of revenues in 2008, 2007 and 2006, respectively. The market for Services is marked by intense competition worldwide from numerous global and regional competitors, including some of the world's largest companies. Pricing, payment terms and brand recognition are key considerations for our customers. Specific competitors in this segment include Alcatel-Lucent, LM Ericsson Telephone Company, Nortel Networks Corporation and Nokia Siemens Networks, Inc.

PERSONAL COMMUNICATIONS DIVISION

        We acquired the Personal Communications Division ("PCD") from Audiovox Corporation in November 2004. Revenues from this segment represented approximately 54%, 67% and 55% of our total net sales in 2008, 2007 and 2006, respectively. Verizon Wireless and Sprint Spectrum L.P. accounted for approximately 20% and 12%, respectively, of total net sales in 2008. On July 1, 2008, we sold PCD to an entity controlled by AIG Global Investment Group and certain other investors. The total sale consideration of approximately $237.7 million was based primarily on the working capital of PCD as of the closing of the transaction, subject to certain adjustments. We also invested $1.6 million in equity securities representing approximately a 2.5% interest in the newly formed entity, PCD LLC. Pursuant to the terms of the divestiture agreement, we may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of cumulative earnings levels of PCD LLC through December 31, 2010. Concurrent with the closing of the sale transaction, we entered into a three-year supply agreement with PCD LLC (the "Supplier Agreement"), whereby we intended to supply handset products to PCD LLC. In connection with the wind down of our Korea based handset operations, in December 2008, we furnished PCD LLC with 180-day's notice of termination of the Supplier Agreement. Due to the ongoing direct cash flows from these operations, the sale of the PCD assets did not meet the criteria for presentation as discontinued operations under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144").

OTHER BUSINESS SEGMENT

        Included in our Other segment are MSBU and CSBU. On July 31, 2008, we sold MSBU which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. CSBU is responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server ("RAS") which enables users to access network data and services from remote locations and our Packet Data Services Node ("PDSN") product line which connects CDMA cellular network infrastructure equipment to IP networks. In the fourth quarter 2008, we announced that CSBU will be disbanded during the first quarter of 2009 through the wind down of certain products and the consolidation of voice messaging technology into our Multimedia Communications segment.

OPERATIONS

Employees

        As of December 31, 2008, we employed a total of approximately 4,400 full-time employees. From time to time, we also employ part-time employees and hire contractors. Of the total number of full-time employees at December 31, 2008, approximately 1,700 were in research and development, approximately 700 were in manufacturing, approximately 1,400 were in marketing, sales and support, and approximately 600 were in administration. We had approximately 3,600 employees located in China, approximately 400 employees located in the United States and 400 employees located in other countries. Our employees are not represented by any collective bargaining agreement and we have never experienced a work stoppage. We believe that we have good employee relations.

        On December 16, 2008, our Board of Directors approved a restructuring plan which includes, among other things, a reduction in force of approximately 700 employees. Approximately 300 employees were terminated prior to December 31, 2008 in connection with the 2008 restructuring plan. The remaining headcount reduction is expected to be completed by the end of the first quarter of 2009.

Sales, Marketing and Customer Support

        We pursue a direct sales and marketing strategy in China, targeting sales to telecommunications operators and equipment distributors with closely associated customers. We maintain sales and customer support sites in all major cities in China. Our customer service operation in Hangzhou, China, serves as both a technical resource and liaison to our product development organization. In China, customer service technicians are distributed in the regional sales and customer support sites to provide a local presence.

        Our sales efforts in markets outside of China combine direct sales, original equipment manufacturers, distributors, resellers, agents and licensees. We maintain sales and customer support offices in several countries covering the U.S., Canada, Latin America, the Caribbean, Europe, the Middle East, Africa, India and the Asia-Pacific regions.

Manufacturing, Assembly and Testing

        We manufacture or engage in the final assembly and testing of our mSwitch, PAS systems, and MSAN products at our manufacturing facility in the Chinese province of Zhejiang. The manufacturing operations consist of circuit board assembly, final system assembly, software installation and testing. We assemble circuit boards primarily using surface mount technology. Assembled boards are individually tested prior to final assembly and tested again at the system level prior to system shipment. We use internally developed functional and parametric tests for quality management and process control and have developed an internal system to track quality statistics at a serial number level.

        Our manufacturing facility is ISO 9001-2000 and ISO 14000 certified. ISO 9001-2000 and ISO 14000 certifications require that the certified entity establish, maintain and follow an auditable quality process including documentation requirements, development, training, testing and continuous improvement which is periodically audited by an independent external auditor.

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

        In the past we have made, and expect to continue to make, significant investments in research and development. Our research and development expenditures totaled $143.3 million in 2008, $168.3 million in 2007 and $182.9 million in 2006.

Intellectual Property

        Our ability to compete depends in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. In addition, we have, from time to time, chosen to abandon previously filed applications. Patents may not be issued and any patents issued may not cover the scope of the claims sought in the applications. Additionally, issued patents may be found to be invalid or unenforceable in the courts of those countries where we hold or have filed for such patents or patent applications. Our U.S. patents do not afford any intellectual property protection in China or other international jurisdictions. Additionally, patents that we hold in countries other than the United States do not afford any intellectual property protection in the United States. Please refer to the discussion of risks associated with our intellectual property in "Item 1A—Risk Factors—Factors Affecting Future Operating Results."

Seasonality

        Although we experience some seasonality typical of the telecommunications industry, such as seasonally weak first quarters, our revenues and earnings have not demonstrated consistent seasonal characteristics. In contrast, our results are generally impacted more significantly by factors such as customer concentration and the timing of revenue recognition.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our current executive officers and their ages as of December 31, 2008 are as follows:

Name	Age	Position
Hong Liang Lu	54	Chairman
Peter Blackmore	61	Chief Executive Officer and President
Mark Green	40	Senior Vice President, Global Human Resources and Real Estate
Susan Marsch	52	Senior Vice President, General Counsel, Secretary and Chief Ethics Officer
Viraj Patel	46	Interim Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer

        Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

        Hong Liang Lu became our Chairman in July 2008, and has served as a director since June 1991. Mr. Lu served as President and Chief Executive Officer from June 1991 to July 2007 and as Chief Executive Officer from July 2007 to July 2008. Mr. Lu also served as our Chairman from March 2003 to December 2006. In June 1991, Mr. Lu co-founded UTStarcom, Inc. under its prior name, Unitech Telecom, Inc., which subsequently acquired StarCom Network Systems, Inc. in September 1995. From 1986 through December 1990, Mr. Lu served as President and Chief Executive Officer of Kyocera Unison, a majority-owned subsidiary of Kyocera International, Inc. Mr. Lu served as President and Chief Executive Officer of Unison World, Inc., a software development company from 1983 until its merger with Kyocera in 1986. From 1979 to 1983, Mr. Lu served as Vice President and Chief Operating Officer of Unison World, Inc. Mr. Lu holds a B.S. in Civil Engineering from the University of California at Berkeley.

        Peter Blackmore has served as our Chief Executive Officer and President and as a director since July 2008, and served as our President and Chief Operating Officer from July 2007 to June 2008. From 2005 until he joined the Company, Mr. Blackmore served as Executive Vice President in charge of world-wide sales, marketing and technology at Unisys Corporation. Prior to joining Unisys in 2005, he served as Executive Vice President of the Customer Solutions Group at Hewlett-Packard Company from 2004 and as Executive Vice President of the Enterprise Systems Group from 2002 through 2004. From 1991 until its acquisition by Hewlett-Packard in 2002, Mr. Blackmore served in a number of senior management positions with Compaq Computer Corporation, most recently as its Executive Vice President of worldwide sales and services from 2000 through 2002. Mr. Blackmore holds an M.A. in Economics from Trinity College, Cambridge, U.K.

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

        Susan Marsch has served as our Senior Vice President, General Counsel, Secretary and Chief Ethics Officer since April 2007. Prior to joining us, Ms. Marsch was the General Counsel, Corporate Secretary and Vice President of Firefly Mobile, Inc. from January 2006 to July 2006. From September 2003 to December 2005, she was the General Counsel, Corporate Secretary and Vice President at Redback Networks, Inc. Prior to joining Redback Networks, Ms. Marsch was the General Counsel, Corporate Secretary and Vice President of AltaVista Company from December 2001 to August 2003. She also served as General Counsel, Corporate Secretary and Vice President of Beatnik, Inc. from January 2000 to September 2001 and as Vice President, Associate General Counsel at The TCW Group, Inc. from February 1998 to January 2000. Ms. Marsch began her legal career at the law firm of Latham and Watkins LLP in October 1993. She received a J.D. and BBA from the University of Michigan, and is a Certified Public Accountant.

        Viraj Patel has served as our Interim Chief Financial Officer Vice President, Corporate Controller and Chief Accounting Officer since August 2008, and served as our Vice President, Corporate Controller and Chief Accounting Officer from November 2005 to August 2008. Prior to joining us, Mr. Patel was Vice President of Finance for Celera Group from July 2005 to October 2005. Mr. Patel also served as Vice President of Finance for Nektar Therapeutics from March 2004 until June 2005. From November 2003 to March 2004, Mr. Patel served as an interim Corporate Controller for Extreme Networks. From 1999 to 2002, Mr. Patel was the Chief Financial Officer of Avanti Corporation. Prior to joining Avanti Corporation Mr. Patel worked for Pall Corporation from 1989 through 1999 where he served as the Chief Accounting Officer. Mr. Patel began his career at Price Waterhouse (now PwC) in 1982. Mr. Patel holds a BBA from Pace University, New York. He is a Certified Public Accountant from the State of New York and is a member of the New York State Society of CPAs and a member of the American Institute of Certified Public Accountants.

ITEM 1A—RISK FACTORS

FACTORS AFFECTING FUTURE OPERATING RESULTS

RISKS RELATED TO OUR COMPANY

We continue to experience operating losses and may not have sufficient liquidity to execute our business plan or to continue our operations without obtaining additional funding. Our ability to obtain additional funding is not assured.

        We reported net losses of $150.3 million, $195.6 million and $117.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008 we had an accumulated deficit of $841.5 million and used $55.2 million of cash in operations during the year ended December 31, 2008. Please refer to Management's Discussion and Analysis of "Liquidity and Capital Resources" included under Part II, Item 7 of this Annual Report on Form 10-K for a discussion of the factors that raise substantial doubt as to our ability to continue as a going concern, including, among other things, our continuing operating losses, generally declining amount of cash and cash equivalents, and reduced and expiring credit facilities. This uncertainty as to our ability to continue as a going concern caused our independent registered public accounting firm to include an explanatory paragraph highlighting this uncertainty in their "Report of Independent Registered Public Accounting Firm" dated March 2, 2009 included in "Part II, Item 8—Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 31, 2008.

        Management has partially implemented its liquidity plan through the payment in March 2008 of $289.5 million to retire the Company's convertible subordinated notes and related accrued interest, and the sale of PCD on July 1, 2008 (see Notes 3 and 9 of Notes to our Consolidated Financial Statements, included under Part II, Item 8 of this Annual Report on Form 10-K). As a result management believes the Company will likely have sufficient liquidity to finance its 2009 anticipated working capital and capital expenditure requirements if the Company is able to achieve the operating results contained in its 2009 financial plan. However, achievement of such operating performance is not assured and management expects to continue to implement its liquidity plans, which includes reducing operating expenses and obtaining loans from financial institutions. If we cannot successfully implement our liquidity plans, it may be necessary for us to make significant changes to our business plan in order to maintain adequate liquidity. In addition, various other matters may impact our liquidity such as:

  •
  changes in financial market conditions or our business condition that could limit our access to existing credit facilities or make new financings more costly or even unfeasible;

  •
  inability to achieve planned operating results that could increase liquidity requirements beyond those considered in our business plan;

  •
  our principal credit facility expires in the third quarter of 2009, and based upon our recent financial performance and financial position, we believe the bank may reduce the total available credit under this facility when we renegotiate its renewal;

  •
  changes in China's currency exchange control regulations that could limit our ability to access cash in China to meet liquidity requirements for our operations in China or elsewhere; and

  •
  difficulties in performing finance and other key functions, as a result of the Company's plan to eliminate functional duplication during 2009 by consolidation of a number of such functions into our China operations, which could adversely affect cash collections and liquidity.

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

        Our ability to continue as a going concern during the next twelve months and beyond until we generate sustained profits and/or positive cash flows from operations is subject to our ability to successfully reduce operating expenses and/or obtain loans from financial institutions. Our continuing operating losses increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Any failure by us to execute successfully on our business plan, including our cost reduction strategy, could result in total costs and expenses that are greater than expected which would adversely affect our operating result and threaten our ability to continue our operations.

        Management has undertaken a significant review of our business and has developed an operating plan that it believes will address our cash requirements for the next 12 months. In addition to increasing our liquidity through reducing operating expenses and obtaining loans, as discussed above, we anticipate continuing to take rebalancing actions, including work force reductions, as needed to bring operational expenses to appropriate levels for each of our businesses and to address our cash flow requirements. We expect cost savings from planned restructuring activities to provide liquidity for operations, to be used to offset market forces or to be reinvested in our businesses to strengthen our competitiveness, but we cannot be certain that we will be successful in these efforts. Significant risks associated with these actions and other workforce management issues that may impair our ability to successfully implement our business plan and achieve anticipated cost reductions or that may otherwise harm our business include:

  •
  delays in implementation of any further workforce reductions in highly regulated locations outside of the United States, particularly in Europe and Asia;

  •
  redundancies among restructuring programs;

  •
  decreases in employee morale; and

  •
  the failure to meet operational targets or respond rapidly to future growth opportunities due to the loss of employees, particularly sales employees.

        Moreover, our management must devote significant time and attention to any corporate restructuring, and, if it becomes necessary to undertake additional restructuring measures, management may not be able to devote sufficient time and attention to our core operations. If we are unable to realize the anticipated benefits of the completed cost reductions, or if it becomes necessary to undertake additional restructuring measures, our results of operations will be harmed and we may have to cease our operations. In addition, our ability to retain key employees may be adversely affected by our restructuring plans.

Recent market turmoil may negatively impact our business.

        Disruptions in orderly financial markets in recent months, resulting from, among other factors, severely diminished liquidity and credit availability plus volatile and declining valuations of securities and other investments, have caused business and consumer confidence to ebb, business activities to slowdown, and unemployment to increase. These factors along with the interconnectivity and interdependency of international economies have created a global downturn in economic activity.

        We are unable to predict how long the economic downturn will last. A continuing economic downturn may adversely impact our business in a number of ways, such as:

  •
  Reduced demand for our products and services.  In a period of economic uncertainty customers may adopt a strategy of deferring purchases to upgrade existing or deploy new systems until later periods when the recoverability of their investment becomes more assured. In addition, customers who must finance their capital expenditures by issuance of debt or equity securities may find the securities markets unavailable to them.

  •
  Increased pricing pressure and lower margins.  Our competitors include a number of global enterprises with relatively greater size in terms of revenues, working capital, financial resources and number of employees, and our customers are telecommunication service providers who typically are owned, controlled, or sponsored by governments. If the size of our potential markets contract due to the global economic downturn, competition for available contracts may become more intense which could require us to offer or accept pricing, payment, or local content terms which are less favorable to remain competitive. In some cases we might be unwilling or unable to compete for business where competitive pressures make a potential opportunity unprofitable to us.

  •
  Greater difficulty in collecting accounts receivable.  Many of our telecommunication carrier customers are either owned or controlled by governments; any changes in such governments' policies concerning the authorization or funding of payments for capital expenditures could lengthen our cash collection cycle and thereby cause our liquidity to deteriorate. Additionally, while the vast majority of our net sales are to such large, well capitalized telecommunication carriers, some sales are made to distributors or other customers whose financial resources may be more subject to rapid decline, which could expose us to losing sales, delaying revenue recognition or accepting greater collection risks due to credit quality issues.

  •
  Greater difficulty in obtaining purchased goods and services.  We expect that many of our suppliers will face the same or more challenging circumstances as we face in the current economic downturn, which could result in an adverse effect on our cash flows and liquidity. Some suppliers or vendors could choose to provide supplies or services to us on more stringent payment terms than those currently in place, such as by requiring advance payment or payment upon delivery of such supplies or services. Additionally, some suppliers might experience a worsening financial condition causing them to either withdraw from the market or be unable to meet our expected timing for the receipt of goods ordered from them, either of which condition in turn could adversely affect our ability to serve our customers and lengthen the cycle time for transforming customer orders into cash receipts. Additionally if it is necessary to seek alternative sources of supply, the effects on our costs, cycle time for cash collections, and customer satisfaction with our Company are uncertain.

  •
  Additional restructuring and asset impairment charges.  If we are unable to generate the level of new contract bookings, revenues, and cash flow contemplated by our business plan, management will be forced to take further action to focus our business activities and align our cost structure with anticipated revenues. These actions, if necessary, could result in additional restructuring charges and/or asset impairment charges being recognized in 2009 and beyond.

We may not realize the anticipated benefits of any divestitures that we undertake.

        As discussed in Note 3 to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K, we divested two of our non-core operations (and the assets associated with these operations) in July 2008. There is no assurance that the anticipated benefits of these divestitures, including without limitation the receipt of any earnout payment provided in the PCD sale which are conditional on the achievement of contractually specified future cumulative earnings levels by PCD LLC, and any other divestitures we may undertake in the future will be realized.

Our overall financial performance continues to depend in large part upon our China subsidiaries.

        Approximately 27% of our sales were generated in China in 2008, as compared to approximately 23% of our sales in 2007. Subsequent to the divestiture of PCD in July 2008, China now accounts for a larger portion of our overall sales, constituting 49% of our net sales in the last two quarters of 2008, and we anticipate in 2009 that China sales will account for an even larger portion of our overall sales. We have made substantial investments in China and, therefore, our business, financial condition and results of operations are to a significant degree subject to economic, political, legal and social developments and other events in China. In addition, we recently had significant changes within our senior management team in China, and our current senior management team as a whole does not have the same degree of experience in China as our senior management team had in the past. If our current senior management in China cannot maintain and /or establish key relationships with customers, governmental entities and others in China, our business in China may decline significantly. If our business in China declines, our financial condition, results of operations and cash flows may be significantly harmed.

We may be unable or unwilling to accept additional purchase orders from existing clients, which could damage our relationships with such clients and lead to legal and financial consequences which could harm our business.

        Due to liquidity constraints or other strategic factors, we may from time to time be unable or unwilling to accept additional purchase orders from existing clients. If an existing customer places a purchase order with us that we then refuse to accept, our relationship with such customer may be harmed. Moreover, any refusal or inability by us to accept additional purchase orders may result in legal claims by our customers, reduced collections from previous purchase orders and financial penalties, which could distract our management and harm our business. Certain of our contracts have significant performance bank guarantees that, subject to the terms in the contracts, may be paid to the customer in the event of a default by us in addition to any other remedies it may have.

Any failure by us to successfully transition certain functions to China may lead to increased costs and adversely affect our business.

        We are currently undertaking an initiative to transition certain key functions, including finance, to China in order to eliminate functional duplication and reduce operating expenses. Our ability to successfully implement this change in 2009 is a critical part of our plan to achieve profitability and maintain liquidity. We may encounter difficulties in implementing this significant change in a short time period. We may experience a higher than typical rate of employee turnover as a result of this transition and a decrease in employee morale. If we fail to attract, hire, assimilate or retain qualified personnel in China, this transition may be delayed and ultimately unsuccessful. Cash collections and liquidity may be adversely affected if we have difficulties performing finance functions during or after the transition. Information and data that we rely on may be subject to risk of loss in connection with the transition. If we are not successful in this initiative, we may not achieve the expected benefits despite having expended significant capital and human effort.

We may have to sell our securities.

        If we cannot meet our liquidity needs through improved operating results or by obtaining loans from financial institutions, we may have to sell our securities, which would dilute the ownership of our stockholders. Our ability to sell our securities is not assured.

We face risks related to possible violations of the Foreign Corrupt Practices Act.

        In December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (the "DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and the Securities and Exchange Commission (the "SEC") regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and we have received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, certain training programs we have sponsored. The SEC has indicated it regards travel arrangements provided to customers in China in connection with certain systems contracts, and other conduct, as violations. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the SEC and the DOJ and the immigration issues under investigation by the DOJ.

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

        We are a party to lawsuits in the normal course of our business. In addition to litigation in the ordinary course of business, we and various of our executive officers and directors are currently named defendants in various actions arising from or relating to our past accounting restatements, our past stock option award practices and the allocation of shares by our underwriters in our initial public offering. This litigation is, and any future additional litigation could be, time consuming and expensive, could divert our management's attention away from our regular business, and if any one of these lawsuits is adversely resolved against us, could have a material adverse effect on our financial condition and liquidity. Moreover, the results of complex legal proceedings are difficult to predict. For additional information regarding certain of the matters in which we are involved, see Part I, Item 3 Legal Proceedings of this Annual Report on Form 10-K.

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

  •
  issues that might arise from divestiture of non-core assets or operations or the integration of acquired entities and the inability to achieve expected results from such divestitures or acquisitions;

  •
  shifts in our product mix or market focus; and

  •
  availability of adequate liquidity to implement our business plan.

        As a result of these and other factors, period-to-period comparisons of our operating results are not necessarily meaningful or indicative of future performance. In addition, the factors noted above may make it difficult for us to forecast our future financial performance. Furthermore, it is possible that in some future quarters our operating results will fall below our internal forecasts, public guidance or the expectations of securities analysts or investors. If this occurs, the trading price of our common stock could decline.

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

        Increased competition is likely to result in price reductions, reduced gross profit as a percentage of net sales and loss of market share, any one of which could materially harm our business, cash flows and financial condition if extended losses were incurred. In order to be competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes and other cost control measures. We may not be successful in these efforts or in delivering our products to market in a timely manner. In addition, any redesign may not result in sufficient cost reductions to allow us to reduce the prices of our products to remain competitive or to improve or maintain our gross profit as a percentage of net sales, which would cause our financial results to suffer.

        To meet competitive offerings we may accept contracts with low profitability or even enter into contracts with anticipated losses if we believe it is necessary to establish a relationship with a customer or a presence in a market that we consider important to our strategy. Accepting a contract with an anticipated loss requires us to recognize a provision for the entire loss in the period in which it becomes evident rather than in later periods in which contract performance occurs. Accepting contracts with low gross margins adversely affects our reported results when the revenues from such contracts are recognized; in some cases revenue recognition must be deferred until all revenue recognition criteria have been met, and this would result in recognizing the adverse effects of low gross margin contracts in periods subsequent to when contract performance occurred.

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

We depend on some sole source and key suppliers for components and materials used in our products. If we cannot secure from these suppliers adequate supplies of high quality products at competitive prices or in a timely manner, or if these suppliers successfully market their products directly to our customers, our competitive position, reputation and business could be harmed.

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

  •
  successfully consolidating a number of functions in China in 2009 to eliminate functional duplication;

  •
  retaining, training and managing our employee base;

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

        The success of our business depends in significant part upon the continued contributions of key technical and senior management personnel, many of whom would be difficult to replace. The loss of a key employee, the failure of a key employee to perform satisfactorily in his or her current position or our failure to attract and retain other key technical and senior management employees could have a significant negative impact on our operations. This is particularly the case in China, where we have had significant changes within our senior management team over the past two years.

        Notwithstanding our recent workforce restructurings, to effectively manage our operations, we will need to recruit, train, assimilate, motivate and retain qualified employees both locally and internationally. Competition for qualified employees is intense, and the process of recruiting personnel in all fields, including technology, research and development, sales and marketing, administration and management with the combination of skills and attributes required to execute our business strategy can be difficult, time-consuming and expensive. As we grow globally, we must implement hiring and training processes that are capable of quickly deploying qualified local residents to knowledgeably support our products and services. Alternatively, if there is an insufficient number of qualified local residents available, we might incur substantial costs importing expatriates to service new global markets. For example, we have historically experienced difficulty finding qualified accounting personnel knowledgeable in both U.S. and Chinese accounting standards who are Chinese residents. If we fail to attract, hire, assimilate or retain qualified personnel, our business would be harmed. Our recent layoffs also have an adverse effect on our ability to attract and retain critical staff. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In addition, companies in the telecommunications industry whose employees accept positions with competitors frequently claim that the competitors have engaged in unfair hiring practices. We may be the subject of these types of claims in the future as we seek to hire qualified personnel. Some of these claims may result in material litigation and disruption to our operations. We could incur substantial costs in defending ourselves against these claims, regardless of their merit.

Currency rate fluctuations may adversely affect our cash flow and operating results.

        Our business is subject to risk from changing foreign exchange rates because we conduct a substantial part of our business in a variety of currencies other than the U.S. Dollar. Historically, a substantial portion of our sales have been made in China and denominated in Renminbi, and during 2008 and 2007 we also made significant sales denominated in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. Adverse movements in currency exchange rates may negatively affect our cash flow and operating results. For example, during 2008, we incurred an approximately $9.9 million foreign currency loss attributed to adverse movements in currency exchange rates. Although we could attempt to manage foreign currency exposures using forward and option contracts to hedge against the risk of foreign currency rate fluctuation in the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers, and non-U.S. subsidiaries, we are not currently hedging such transactions. Furthermore, we would be limited in our ability to hedge our exposure to rate fluctuations in certain currencies, including the Renminbi, on account of governmental currency exchange control regulations that restrict currency conversion and remittance.

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

        Changes to certain United States patent laws and regulations may occur in the future, some or all of which may impact our intellectual property, specifically our patent costs, the scope of future patent coverage we secure, and damages we may be awarded in patent litigation. Currently pending legislation in the U.S. Senate and Congress, (S 3600 and HR 1908) would modify U.S. patent laws relating to, among other things, how patent damages are calculated, the procedures for challenging issued patents, and where patent lawsuits can be filed in the United States. Final administrative rule changes issued by the U.S. Patent and Trademark Office (USPTO), the implementation of which rule changes currently is subject to a court-ordered injunction, would modify the U.S. patent application process, including current practices with respect to continuing applications. Additionally, there have been recent U.S. Supreme Court and other court rulings relating to, among other things, the standard for determining whether an invention is obvious, which is a key issue when assessing patentability, the ability of a patent holder to obtain injunctive relief against infringers, and the ability of patent licensees to challenge the patents under which they are licensed. The ruling concerning injunctive relief may make it more difficult, under some circumstances, for us to enjoin a party that has been found to infringe one or more of our patents. Any or all of these proposed statutory or regulatory changes or court rulings may materially and adversely impact our ability to assert our rights in our intellectual property either defensively or against potential infringers.

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

        Additionally, there have been claims made alleging a link between the use of wireless handsets and the development or aggravation of certain cancers, including brain cancer. The scientific community is divided on whether there is a risk from wireless handset use, and if so, the magnitude of the risk. Even if there is no link established between wireless handset use and cancer, the negative publicity and possible litigation could have a material adverse effect on our business. In the past, several plaintiffs' groups have brought class actions against wireless handset manufacturers and distributors, alleging that wireless handsets have caused cancer. To date, we have not been named in any of these actions and none of these actions have been successful. In the future we could incur substantial costs in defending ourselves against similar claims, regardless of their merit. Also, claims may be successful in the future and may have a material adverse effect on our business.

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

Product defect or quality issues may divert management's attention from our business and/or result in costs and expenses that could adversely affect our operating results.

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

        We face the risk of loss relating to our equipment held at customer sites. In some cases, our equipment held at customer sites is under contract, pending final acceptance by the customer. We generally do not hold title or risk of loss on such equipment, as title and risk of loss are typically transferred to the customer upon delivery of our equipment. However, we do not recognize revenue and accounts receivable with respect to the sale of such equipment until we obtain acceptance from the customer. If we do not obtain final acceptance, we may not be able to collect the contract price or recover this equipment or its associated costs. In other cases, particularly in China, where governmental approval is required to finalize certain contracts, inventory not under contract may be held at customer sites. We hold title and risk of loss on this inventory until the contracts are finalized and, as such, are subject to any losses incurred resulting from any damage to or loss of this inventory.

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

The failure of our enhanced version of our enterprise resource planning system to operate appropriately could result in material financial misstatements and/or cause delays in our filings.

        During the first quarter of 2008, we implemented an enhanced version of our enterprise resource planning system. We depend on this system in order to timely and accurately process and report key components of our results of operations, financial position and cash flows. The Company and its stockholders are subject to the risks associated with late filings, material misstatements to the quarterly and annual consolidated financial statements and/or financial restatements, any of which could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price, if the enterprise planning system fails to operate appropriately.

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

        We have in the past and as of December 31, 2008 identified material weaknesses in our internal control over financial reporting and have concluded that our internal controls over financial reporting were not effective. The requirements of Section 404 of the Sarbanes-Oxley Act are ongoing and also apply to future years. We expect that our internal control over financial reporting will continue to evolve as we continue in our efforts to transform our business. Although we are committed to continue to improve our internal control processes and we will continue to diligently and vigorously review our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. In addition, successful remediation of the noted control deficiencies is dependent on the Company's ability to hire and retain qualified personnel. Therefore, we cannot be certain that we will be able to successfully remediate our existing material weaknesses or that in the future additional material weaknesses or significant deficiencies will not exist or otherwise be discovered.

RISKS RELATED TO CONDUCTING BUSINESS IN CHINA

China's governmental and regulatory reforms may impact our ability to do business in China.

        Since 1978, the Chinese government has been in a state of evolution and reform. The reforms have resulted in and are expected to continue to result in significant economic and social development in China. Many of the reforms are unprecedented or experimental and may be subject to change or readjustment due to a variety of political, economic and social factors. Multiple government bodies are involved in regulating and administering affairs in the telecommunications and information technology industries, among which the Ministry of Industry and Information Technology ("MIIT," the former Ministry of Information Industry), the National Development and Reform Commission ("NDRC"), the State-owned Assets Supervision and Administration Commission ("SASAC") and the State Administration of Radio, Film and Television ("SARFT") play the leading roles. These government agencies have broad discretion and authority over all aspects of the telecommunications and information technology industry in China, including but not limited to, setting the telecommunications tariff structure, granting carrier licenses and frequencies, approving equipment and products, granting product licenses, approving of the form and content of transmitted data, specifying technological standards as well as appointing carrier executives, all of which may impact our ability to do business in China.

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

        In addition to modifying the existing telecommunications regulatory framework, the Chinese government is currently preparing a draft of a standard, national telecommunications law ("Telecommunications Law") to provide a uniform regulatory framework for the telecommunications industry. Currently, Telecommunications Law has been included in the law legislation plan of the Standing Committee of the 11th National People's Congress. We do not yet know the final nature or scope of the regulations that would be created if the Telecommunications Law is passed. Accordingly, we cannot predict whether it will have a positive or negative effect on us or on some or all aspects of our business.

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

China's currency exchange control and government restrictions on dividends may impact our ability to transfer funds outside of China.

        A significant portion of our business is conducted in China where the currency is the Renminbi. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the "current account," which includes trade related receipts and payments, interest and dividends. Accordingly, our Chinese subsidiaries may use Renminbi to purchase foreign exchange for settlement of such "current account" transactions without pre-approval. However, pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds, including mandated employee benefits funds, unless these reserves have reached 50% of the registered capital of the enterprises.

        Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions; examples of "capital account" transactions include repatriations of investment by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.

        As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the parent; such restricted portion amounted to approximately $186.1 million, or 40% of our total consolidated net assets as of December 31, 2008. We have no assurance that the relevant Chinese governmental authorities in the future will not limit further or eliminate the ability of our Chinese subsidiaries to purchase foreign currencies and transfer such funds to us to meet our liquidity or other business needs. Any inability to access funds in China, if and when needed for use by the Company outside of China, could have a material and adverse effect on our liquidity and our business.

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

        China's economic environment has been changing as a result of China's entry, in December of 2001, into the World Trade Organization ("WTO"). Foreign investment in the telecommunications sector is regulated by the "Provisions on Administration of Foreign Invested Telecommunications Enterprises" promulgated by the State Council in December 2001 and effective as of January 1, 2002, which was amended on September 10, 2008. The provisions brought foreign equity limits into conformity with China's WTO commitments, allowing foreign investors to own equity generally up to 49% for basic telecom services enterprises and up to 50% for value-added telecom services enterprises.

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

        On March 16, 2007, China's top legislature, the National People's Congress, passed the China Corporate Income Tax Law (the "CIT Law"). The CIT Law became effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") are effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

        Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which were generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), Hangzhou UTStarcom Telecom Co., Ltd. ("HSTC") and UTStarcom China Co., Ltd. ("UTSC"), the Company's active subsidiaries in China, because these entities may have qualified as accredited technologically advanced enterprises.

        The CIT Law targets certain industries for the reduced 15% tax rate, which will be available for certain qualified high technology enterprises. For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years. During the fourth quarter of 2008, two of the Company's China subsidiaries, HUTS and UTSC, were approved for the reduced 15% tax rate. The approval lasts for three years and is retroactive to January 1, 2008.

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

The PAS market will likely decline rapidly over the next year.

        We believe the PAS market has matured. PAS is available in most of the provinces throughout China and competition from mobile operators has increased in cities where PAS is deployed. Mobile operators offering special promotional pricing or incentives to customers, such as free incoming calls or free mobile-to-mobile calls, have reduced PAS subscription growth. The expansion of mobile operators in China is likely to have a material adverse effect on our pricing and harm our business or results of operations.

        MIIT has granted 3G mobile licenses to China Telecom, China Mobile and China Unicom. As a result, in the future they are likely to re-allocate capital expenditures to construct 3G networks, and as a consequence, significantly reduce capital expenditures relating to PAS networks that utilize our existing products. In addition, various news agencies have reported that MIIT has issued a notice to telecommunication carriers, including China Unicom, requesting that current PAS frequency bands utilized by PAS networks be reallocated for use by 3G networks by the end of 2011. This may lead to the shutting down of PAS networks by such time.

        Historically, China's telecommunications sector has been subject to a number of state-mandated restructurings. In 2008, China announced plans to restructure the six main telecom operators in China. This restructuring includes the acquisition of the CDMA network of China Unicom by China Telecom, the merger of China Netcom into China Unicom, the acquisition of the basic telecommunications business of China Satcom by China Telecom and the merger of ChinaTietong into China Mobile. This substantial integration of telecom operators in China may further accelerate the decline in the PAS market. In addition, any future restructurings in the telecommunications industry may result in delay or cancellation of telecommunications-related capital expenditures, which may have an adverse effect on our business.

We only have trial licenses for the PAS system and handsets in China.

        We only have trial licenses for our PAS systems and handsets. We have applied for, but have not yet received, a final official network access license for our PAS systems and handsets. Based upon communication with MIIT, we understand that our PAS systems and handsets are considered to still be in the trial period and sales of our PAS systems and handsets may continue to be made by us during this trial period, but that licenses will ultimately be required. If we fail to obtain the required licenses, we could be prohibited from making further sales of the unlicensed products, including our PAS systems and handsets, in China, which would substantially harm our business, financial condition and results of operations. The regulations implementing these requirements are not very detailed, have not been applied by a court and may be interpreted and enforced by regulatory authorities in a number of different ways. Our external legal counsel in China has advised us that China's governmental authorities may interpret or apply the regulations with respect to which licenses are required and the ability to sell a product while a product is in the trial period in a manner that is inconsistent with our current understanding, and either of these conditions could have a material adverse effect on our business, financial condition and results of operations.

Increasing centralization of purchasing decision-making by carriers may lead to customer concentration and affect the results of our business.

        Most Chinese carriers have three levels of operations: the central headquarters level, the provincial level and the local city/county level. Both central and provincial levels have their own corporate mandate. The purchasing decision-making process may take various forms for different projects and may also differ significantly from carrier to carrier. In the case of PAS systems, we negotiate and enter into all China Unicom contracts with the provincial operators. However, the central headquarters of China Telecom has chosen to exert its influence in the purchasing decision-making process by negotiating contractual terms, such as purchase price, payment terms, and acceptance clauses at the central level. The provincial operator then further negotiates the contract based on the guidelines provided by the headquarters. We enter into final contracts with the provincial operator. If this trend of centralized decision-making expands to unified purchasing, resulting in the negotiation and execution of contracts at the central headquarter level, there may be a concentration of customers which could have a significant impact on our business. If China Unicom follows China Telecom and exerts the headquarters' influence in price negotiation, it may give downward pressure to the margin of our PAS system products to China Unicom.

Television over the internet is a new business in China and laws regulating the business have not been fully developed and may be unpredictable. Unfavorable regulation of the industry may adversely affect our IPTV operations in China and negatively impact our business.

        Broadcasting television over the internet has only recently begun in China. SARFT, the central government's regulatory body, issued a measure in July 2004 to regulate the broadcasting of audio-visual programs through the information network, which includes our Internet Protocol television (IPTV) business. SARFT categorized the information network into the mobile telecommunication network, fixed communications network, microwave communication network, cable television network, satellite or other metropolitan area network, wide area network, local area network and other information networks categories. The equipment that receives information from these networks includes computers, television sets, mobile phones and other electronic products. In December 2007, MIIT and SARFT jointly issued a measure to regulate the service of audio-visual programs on the internet, which also includes our IPTV business. This measure requires the entities engaged in the services of audio-visual program on the internet to be owned or controlled by the State owned entities. However, on February 3, 2008, SARFT and MIIT jointly held a press conference in response to inquiries related to such measure, during which SARFT and MIIT officials indicated that service providers of audio-video program established prior to the promulgation date of such measure that do not have any regulatory non-compliance records can apply for such permit to continue their business. After the conference, the two authorities published a press release that confirmed the above guidelines. While regulating the IPTV business, SARFT is encouraging development in China of the digital television business, a business that may be competitive with IPTV in the target market. Digital television and IPTV target complementary markets and the extent of support SARFT will provide for IPTV in setting regulations is not clear. Because the IPTV industry relates to both television and telecom sectors, it may be subject to regulation by different governmental authorities, including MIIT. However, due to a lack of uniform regulation on the development of the IPTV industry, we cannot predict that our IPTV business will operate smoothly in China. Our business may suffer if the law or policy in China does not encourage the IPTV industry.

We currently do not have a license to engage in the IPTV operator service business in China and development of our IPTV business depends upon the cooperation of IPTV license holder(s) and network operators. If we are unable to work cooperatively with license holder(s) and network operators, our business may suffer.

        Under the measures issued by SARFT in July 2004, entities intending to engage in the IPTV operator service business should obtain a license from SARFT and foreign investment enterprises are prohibited from engaging in the IPTV operator service business. The new measure jointly issued by MIIT and SARFT indicates that SARFT will only grant such licenses to state-owned companies. However, on February 3, 2008, SARFT and MIIT jointly held a press conference in response to inquiries related to such measure, during which SARFT and MIIT officials indicated that service providers of audio-video program established prior to the promulgation date of such measure that do not have any regulatory non-compliance records can apply for such permit to continue their business. After the conference, the two authorities published a press release that confirmed the above guidelines.

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

        The State Administration of Foreign Exchange ("SAFE") has promulgated regulations that require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. Under the SAFE regulations, PRC residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of an offshore company is required to file or update the registration with the local branch of SAFE with respect to that offshore company any material change involving its round-trip investment, capital variation, such as an increase or decrease in capital, transfer or swap of shares, merger, division, long-term equity or debt investment or creation of any security interest. If any PRC shareholder fails to make the required SAFE registration or file or update the registration, the PRC subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company, and the offshore parent company may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions.

        We cannot provide any assurances that all of our shareholders who are PRC residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our PRC resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our PRC subsidiaries' ability to distribute dividends or obtain foreign-exchange-denominated loans to our company.

        On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company (the "Stock Option Rule"), to regulate foreign exchange procedures for PRC individuals participating in employee stock holding and stock option plans of overseas companies. Under the Stock Option Rule, a PRC domestic individual must comply with various foreign exchange procedures through a domestic agent institution when participating in any employee stock holding plan or stock option plan of an overseas listed company. Certain domestic agent institutions, such as the PRC subsidiaries of an overseas listed company, a labor union of such company that is a legal person or a qualified financial institution, among others things, shall file with SAFE and be responsible for completing relevant foreign exchange procedures on behalf of PRC domestic individuals, such as applying to obtain SAFE approval for exchanging foreign currency in connection with owning stock or stock option exercises. Concurrent with the filing of such applications with SAFE, the PRC subsidiary, as a domestic agent, must obtain approval from SAFE to open a special foreign exchange account at a PRC domestic bank to hold the funds in connection with the stock purchase or option exercise, any returns based on stock sales, any stock dividends issued and any other income or expenditures approved by SAFE. The PRC subsidiary also is required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas trust bank to hold overseas funds used in connection with any stock purchase.

        Under the Stock Option Rule, all proceeds obtained by PRC domestic individuals from sales of stock shall be fully remitted back to China after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to the individual's foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the PRC domestic bank. If the stock option is exercised in a cashless exercise, the PRC domestic individuals are required to remit the proceeds to the special foreign exchange account. We and our PRC employees who have been granted stock options are subject to this stock option rule. If we or our PRC employees holding options fail to comply with these regulations, we or our employees may be subject to fines and legal sanctions.

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

        In addition, public announcements by China Telecom, China Mobile, and China Unicom each of which exert significant influence over many of our major customers in China, may contribute to volatility in the price of our stock. The price of our stock may react to such announcements.

SOFTBANK CORP. with its related entities, including SOFTBANK America Inc., has significant influence over our management and affairs, which it could exercise against the best interests of our stockholders.

        SOFTBANK CORP. and its related entities, including SOFTBANK America Inc. (collectively, "SOFTBANK"), beneficially owned approximately 12% of our outstanding stock as of December 31, 2008. As a result, SOFTBANK has the ability to influence all matters submitted to our stockholders for approval, as well as our management and affairs. Matters that could require stockholder approval include:

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

        The headquarters for our China operations are located in Hangzhou. In 2001, we purchased the rights to use 49 acres of land located in Zhejiang Science and Technology Industry Garden of Hangzhou Hi-tech Industry Development Zone and have built a 2.7 million square foot facility on this site. The facility was occupied in October 2004 and is used for manufacturing operations, research and development and administrative offices. At the end of 2008, approximately two-thirds of the facility was being utilized.

        We lease approximately 0.8 million square feet of property, of which 0.4 million square feet are properties in China and 0.2 million square feet are properties in North America. We maintain 31 sales and customer support offices in 21 countries covering the United States, Canada, Latin America, the Caribbean, Europe, the Middle East, India, and the Asia-Pacific region. We lease sales offices in 28 locations in China.

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

        On June 2, 2006, we and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, we and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants' motion and dismissed plaintiffs' Third Amended Complaint. The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008. On June 13, 2008, consistent with the Court's March 14, 2008 dismissal order, we and the individual defendants filed objections to the form and content of the Fourth Amended Complaint. On July 24, 2008, the Court overruled the objections. On September 8, 2008, we and the individual defendants filed a motion to dismiss and a motion to strike certain allegations from the Fourth Amended Complaint.

        On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against us and some of our current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning our historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of our common stock between July 24, 2002 and

September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint. On April 14, 2008, the Court granted defendants' motion to dismiss the amended complaint. The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008 which was filed by the lead plaintiff on May 16, 2008. On June 6, 2008, defendants filed a motion to dismiss the second amended complaint. On August 21, 2008, the Court granted in part and denied in part the motion to dismiss.

        Due to the preliminary status of these lawsuits and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of these complaints on our financial position, results of operations, or cash flows.

Governmental Investigations

        In December 2005, the U.S. Embassy in Mongolia informed us that it had forwarded to the Department of Justice (the "DOJ") allegations that an agent of our Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). We, through our Audit Committee, authorized an independent investigation into possible violations of the FCPA, and we have been in contact with the DOJ and U.S. Securities and Exchange Commission (the "SEC") regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that we voluntarily produce documents related to the investigation, the SEC has subpoenaed us for documents, and we have received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs we had sponsored. The SEC has indicated it regards travel arrangements provided to customers in China in connection with certain systems contracts, and other conduct, as violations. We have executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against us. If it is probable that an obligation of ours exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, we exercise considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. We periodically review the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, we cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. We are unable to reasonably estimate the total amount of loss, if any, associated with the proceedings. A judgment against us may have a material adverse effect on the our financial position, results of operations and cash flows.

Shareholder Derivative Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of our current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names us as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, we and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled our demurrer, ordered the plaintiff to file an amended complaint, and ordered us to answer the original complaint. The plaintiff filed an amended complaint and we have filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, we and the individual defendants filed demurrers against the second amended complaint.

        Due to the preliminary status of this complaint and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial position, results of operations, or cash flows.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against us, some of our directors and officers and various underwriters for our initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against us, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of our common stock between March 2, 2000 and December 6, 2000. Our directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including us. The order dismissed all claims against us except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including us, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including us). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Our case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the defendants' motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to us, and we would bear no financial liability. We, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against us continues, we believe we have meritorious defenses and intend to defend the action vigorously.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, we filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, we asserted that Starent infringes

UTStarcom patent U.S. Reg. No. 6,829,473 ("the '473 patent") through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. We seek declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, and we then filed a motion to dismiss Starent's counterclaim. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim and we then responded to Starent's amended counterclaim. In early December 2006, we filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage, and is stayed pending the outcome of the reissue. The litigation and its outcome cannot be predicted, although we believe the litigation has merit. Nonetheless, we believe that any adverse judgment on Starent's counterclaims will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

        On May 8, 2007, we filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which we acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. We seek compensatory damages, punitive damages and injunctive relief. After the court denied the defendant's motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Defendants answered our complaint, denying our allegations and asserting a number of affirmative defenses and counterclaims. We filed an Amended Complaint to allege additional related causes of action. Starent moved to dismiss certain causes of action of the Amended Complaint. On May 30, 2008, we amended our complaint to remove from suit U.S. patent 6,978,128, and to add additional factual allegations relating to all defendants in the case. On July 23, 2008, the Court dismissed our trade secret and contract-based counts. We asked the Court to clarify that ruling and filed a motion for leave to file a Fourth Amended Complaint containing the trade secret and contract-based counts. After initially granting Defendants' motion to strike that complaint, the Court reconsidered its order and granted us leave to file it. The Fourth Amended Complaint has been filed. Defendants have moved to dismiss various counts of that Complaint. We are opposing that motion.

        On August 27, 2008, we moved to dismiss Starent's counterclaims. On December 5, 2008, the Court partially granted this motion. On January 9, 2009, Starent filed amended counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation. On January 26, 2009, we filed an answer to the counterclaims and asserted various affirmative defenses. Discovery and motion practice is ongoing. The Court has appointed a special master to handle discovery, issues related to identification of the trade secrets and summary judgment motions. We believe that any adverse judgment on Starent's counterclaims will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

Telemetrix, Inc. Arbitration

        On October 19, 2006, Telemetrix, Inc. ("Telemetrix") filed a formal Request for Arbitration against us to the World Intellectual Property Organization ("WIPO") in Geneva, Switzerland. The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003. We assumed Telos' rights and obligations under this contract pursuant our purchase of Telos' assets on May 19, 2004. Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage. In December 2006, we filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix. An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of us due to Telemetrix's failure to allege sufficient facts in support of a majority of its causes of action. On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract and fraud. Telemetrix seeks damages totaling approximately $750,000 plus costs and attorneys' fees. The evidentiary hearing occurred on July 28-30, 2008. On November 7, 2008, the Arbitrator issued a Final Award in favor of us on all claims and awarded us an immaterial amount in attorneys' fees.

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

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5—MARKET FOR UTSTARCOM, INC.'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

	High	Low
Fiscal 2008
First Quarter	$3.19	$2.23
Second Quarter	5.94	2.79
Third Quarter	5.69	2.52
Fourth Quarter	3.41	1.35
Fiscal 2007
First Quarter	$10.32	$8.01
Second Quarter	8.45	5.12
Third Quarter	5.77	2.43
Fourth Quarter	5.11	2.58

        Our common stock has been traded on The NASDAQ Stock Market, LLC ("NASDAQ") under the symbol UTSI since our initial public offering on March 2, 2000. The preceding table sets forth the high and low sales prices per share of our common stock as reported on NASDAQ for the periods indicated. As of December 31, 2008, we had approximately 127 stockholders of record.

        To date, we have not paid any cash dividends on our common stock. We currently anticipate that we will retain any available funds to finance the growth and operation of our business and we do not anticipate paying any cash dividends in the foreseeable future. Certain present or future agreements may limit or prevent the payment of dividends on our common stock. Additionally, our cash held in foreign countries may be subject to certain control limitations or repatriation requirements, limiting our ability to use this cash to pay dividends. See further discussion in the "Liquidity" section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

 COMPANY'S STOCK PERFORMANCE

        The following graph compares the cumulative 5-year total return provided shareholders on UTStarcom, Inc.'s common stock relative to the cumulative total returns of the NASDAQ Composite index, the Nasdaq Telecommunications index and the S&P Wireless Telecommunication Services index. In preceding years, the Company presented the S&P Wireless Telecommunication Services index as the index group with which to compare its performance. The Company is transitioning to the Nasdaq Telecommunications Index group in order to compare the Company with a broader group of companies in a similar industry. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock in each index on December 31, 2003 and its relative performance is tracked through December 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UTStarcom, Inc., The NASDAQ Composite Index,
The NASDAQ Telecommunications Index and The S&P Wireless Telecommunication Services Index

*
$100 invested on 12/31/03 in stock and index—including reinvestment of dividends. Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
UTStarcom, Inc.	100.00	59.75	21.74	23.60	7.42	4.99
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
S&P Wireless Telecommunication Services	100.00	157.34	160.32	156.12	126.79	39.35
NASDAQ Telecommunications	100.00	106.64	103.00	131.01	134.97	78.22

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

        The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated by reference in Part III, Item 12 of this Form 10-K.

ITEM 6—SELECTED FINANCIAL DATA

        The consolidated statements of operations data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data at December 31, 2008 and 2007, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2005 and 2004, and the consolidated balance sheet data at December 31, 2006, 2005 and 2004, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales(1)	$1,640,449	$2,466,970	$2,458,861	$2,871,110	$2,579,415
Gross profit	261,242	321,451	385,744	435,836	569,532
Operating (loss) income(2)	(176,216)	(212,045)	(138,160)	(456,714)	16,885
Net (loss) income(3)	(150,316)	(195,575)	(117,345)	(532,645)	50,849
(Loss) earnings per share:
Basic	$(1.22)	$(1.62)	$(0.97)	$(4.55)	$0.45
Diluted	$(1.22)	$(1.62)	$(0.97)	$(4.55)	$0.40

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$309,603	$437,449	$661,623	$645,571	$562,532
Working capital	312,072	389,750	800,356	834,126	1,083,097
Total assets	1,310,806	1,984,588	2,383,305	2,551,331	3,517,605
Total short-term debt	—	322,829	102,758	198,826	351,183
Long-term debt	—	333	275,161	274,900	402,500
Total stockholders' equity	466,834	617,976	774,360	826,649	1,302,891

(1)
On November 1, 2004, we acquired the Personal Communications Division ("PCD") from Audiovox Corporation. On July 1, 2008, we completed our divestiture of PCD. Revenue for the years ended December 31, 2008, 2007, 2006, and 2005 related to PCD was $880 million, $1,664 million, $1,339 million and $1,369 million, respectively.

(2)
The operating (loss) income includes the following items:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Impairment of goodwill and other long-lived assets	$27,220	$19,912	$—	$218,094	$12,706
Restructuring	13,059	14,474	—	29,669	—
Net gain on divestitures	(7,782)	(4,271)	(12,291)	—	—

(3)
Net loss for the year ended December 31, 2008 included $47.9 million gain from sale of certain investments and liquidation of investment in a variable interest entity. Net loss for the year ended December 31, 2007 included $53.7 million gain from sale of certain investments. Net loss for the year ended December 31, 2006 included a $13.5 million charge associated with the other-than-temporary impairment of a long-term investment. Net loss for the year ended December 31, 2005 included a gain of $47.2 million from the sale of a long term investment to Softbank Corp., a related party. Net loss for the year ended December 31, 2005 also included a $31.4 million gain on extinguishment of subordinated notes and income tax expense of $136.5 million, which included a valuation allowance of $237.3 million on our net deferred tax assets.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management's assumptions and beliefs. Such statements relate to, among other things, our business plan, expected financial results, new accounting pronouncements, liquidity and access to credit facilities and cash in our China subsidiary. Statements that contain words like "expects," "anticipates," "may," "will," "targets," "projects," "intends," "plans," "believes," "seeks," "estimates," or variations of such words and similar expressions are also forward-looking statements.

        Readers are cautioned that these forward-looking statements are only predictions and are subject to risks and uncertainties related to, among other things, our ability to execute on our business plan, China's control of currency exchanges, the decline in the PAS market, ongoing litigation and other items discussed in "Part I, Item 1A-Risk Factors" of this Form 10-K. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We do not guarantee future results, and actual results, developments and business decisions may differ from those contemplated by the forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

OVERVIEW

        We design, manufacture and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV ("IPTV"), Next Generation Network ("NGN") and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. In addition, we also sell handsets that are designed and manufactured primarily for the China market. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and consumers around the world. Over the past few years, we have expanded our focus to build a global presence and currently sell our products in several established and emerging growth markets in Asia, Latin America and Europe. We intend to continue to enhance our manufacturing capabilities and improve our internal supply chain and inventory management processes to ensure timely deliveries of quality products. We also intend to continue to implement and enhance our administrative infrastructure to assist our globalization.

        We differentiate ourselves with products designed to reduce network complexity, integrate high performance capabilities and allow a simple transition to next generation networks. We design our products to facilitate cost-effective and efficient deployment, maintenance and upgrades.

        Because our products are IP-based, our customers can more easily integrate our products with other industry standard hardware and software. Additionally, we believe we can introduce new features and enhancements that can be cost-effectively added to our customers' existing networks. IP-based devices can be changed or upgraded in modules, saving our customers the expense of replacing their entire system installation. Our strategic priorities are summarized as follows:

  •
  Focus primarily on providing a suite of IP-based solutions including our main product suite comprised of IPTV, NGN and broadband products and related services.

  •
  Maintain our leadership position in China and India while growing our presence in the key developing economies across Asia, Latin America and Europe.

  •
  Leverage our strong reputation with telecom carriers and our ability to solve complex network problems.

  •
  Use our favorable reputation and carrier relationships in China to provide handsets to the China market.

  •
  Maintain and improve our financial model by strengthening our balance sheet, reducing operating expense levels and increasing bookings. In December 2008, we announced an initiative to transition certain key functions, including finance, to China in order to eliminate functional duplication and reduce operating expenses. Our ability to successfully implement this change in 2009 is a critical part of our plan to achieve profitability and maintain liquidity. We may encounter difficulties in implementing this significant change in a short time period. If we are not successful, we may not achieve the expected benefits despite having expended significant capital and human effort.

Sale of Non-Core Assets

        On July 1, 2008, we sold UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company ("PCD"), to an entity controlled by AIG Global Investment Group and certain other investors for a total sale consideration of approximately $237.7 million. Pursuant to the terms of the divestiture agreement, we may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of certain earnings levels of the divested business, Personal Communications Devices LLC ("PCD LLC") through December 31, 2010. We recorded a net gain of $3.8 million from the divestiture during 2008. Additionally, on July 31, 2008, we completed the divestiture of our Mobile Solutions Business Unit ("MSBU") to a global private equity firm. During the third quarter of 2008, we recorded a net gain on divestiture of MSBU of $3.9 million.

Restructuring Programs

        On October 2, 2007, our Board of Directors approved a restructuring plan (the "2007 Plan") to reduce operating costs, which included a worldwide reduction in force of approximately 12% of the Company's headcount, or approximately 800 employees. The workforce reduction was primarily in the United States and China. We incurred a restructuring charge in connection with the 2007 Plan of approximately $14.5 million in the fourth quarter of 2007, comprised largely of cash payments associated with one-time severance benefits. We completed the workforce reduction during the first quarter of 2008.

        On December 16, 2008, our Board of Directors approved a restructuring plan (the "2008 Plan") designed to reduce operating costs. The plan includes, among other things, winding down our Korea based handset operations ("Korea Operations") and implementing an additional worldwide reduction in force of approximately 10% of our headcount by the end of the second quarter of 2009. In connection with the 2008 Plan, during the fourth quarter of 2008 we incurred a restructuring charge of $13.1 million comprised largely of cash payments associated with one-time severance benefits.

        We will continue our efforts to evaluate certain operations and will consider opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

Revenue Effects of Non-Core Asset Sales and Restructuring Programs

        The sale of PCD in July 2008 and the anticipated winding down of our Korea Operations are expected to result in a substantial reduction in 2009 net sales. Our 2008 net sales included $879.6 million of PCD sales recognized in the first and second quarters of 2008 prior to PCD's sale on July 1, 2008; there will be no net sales from PCD in 2009. Net sales in 2008 also include $126.0 million of sales to PCD LLC in the third and fourth quarters of 2008, and we presently do not expect the Korea Operations to record sales after the end of the second quarter of 2009. Net sales from PCD and Korea Operations in 2008 aggregated $430.7 million, $448.9 million, $34.3 million, and $91.7 million in the first, second, third, and fourth quarters, respectively. The divestiture of our MSBU operations is not expected to have a material effect on our 2009 net sales.

Asset Impairment

        We performed tests of the recoverability of our long-lived assets as of December 31, 2008 due to recurring operating losses, the continuing challenging business environment, a sustained decline in our stock price, and because our estimates of future cash flows for each of our business segments indicated an inability to recover the carrying values of each segment's assets. As a result of this analysis, we recorded an impairment charge of $22.3 million to reduce the carrying value of our equipment and furniture, software, automobiles and leasehold improvements to estimated fair values. In addition, we recorded an impairment charge of $4.9 million to write-off customer relationships intangible assets related to our previous acquisition in 2003 of the Commworks division of 3Com Corporation ("Commworks") as a result of our decision in the fourth quarter of fiscal 2008 to disband our Custom Solutions Business Unit which provided customized telecommunications solutions.

        During the quarter ended September 30, 2007, we announced a new organization structure to align our business segments with our corporate strategy. As a result, during the fourth quarter of 2007, we performed impairment tests on goodwill and certain long-lived tangible and intangible assets. Based upon the impairment assessments, we recorded a goodwill impairment charge of $3.1 million, an intangible asset impairment charge of $15.7 million, and an impairment charge of $1.1 million for equipment and furniture, software, automobiles and leasehold improvements (see Note 8 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K).

Sale of Investments

        During the first quarter of 2008, we sold our remaining investment in Gemdale Co., Ltd ("Gemdale") for approximately $32.9 million and recognized a gain of $32.4 million in other income (expense), net. We also sold our investment in Infinera Corporation ("Infinera") for approximately $9.2 million and recognized a gain of $7.3 million in other income (expense), net.

Decline in PAS Business and Anticipated Refocus of PAS Operations

        The PAS handset units sold in China declined to 3.6 million units for 2008 compared to 4.8 million units for 2007. The 25% volume decline was primarily attributed to lower demand for our PAS handsets resulting from a decline in PAS subscribers as service providers reduced marketing efforts for PAS handsets in anticipation for next generation technology networks and the restructuring of China telecommunication industry. The average selling price per unit in the PAS products declined 9.4% in 2008 compared to 2007 due to competitive pricing pressures and increased sales through distributor channels. The China government has recently announced that PAS will be phased out by 2011. In 2009 and beyond, we expect declines in PAS subscribers, and more price erosion and gross margin deterioration in PAS handset sales as the China telecommunication industry transitions to 3G mobile service offerings.

        In recognition of these anticipated changes in service to mobile customers in China, we expect to transition our handset capabilities in China to the manufacture of CDMA and TD-SCDMA handsets for sale in the China market, which we believe will positively contribute to our revenue as well as partially offset the decline of PAS business in China. To capitalize on the growing data business in China, in mid-2009 we also plan to introduce HSDPA ("High Speed Downlink Packet Access") data cards supported by TD-SCDMA network and EVDO ("Evolution Data Only") data cards supported by CDMA 3G network, which we expect to have relatively higher gross margin and average selling prices.

Potential Effects of Current Global Economic Conditions on Sales, Operations, and Liquidity

        Disruptions in orderly financial markets in recent months, resulting from, among other factors, severely diminished liquidity and credit availability plus volatile and declining valuations of securities and other investments, have caused business and consumer confidence to ebb, business activities to slowdown, and unemployment to increase. These factors along with the interconnectivity and interdependency of international economies have created a global downturn in economic activity which is sufficiently without precedent that the governments of many leading nations have taken actions designed to counter the worst effects and severity of current economic conditions.

        Our business is sensitive to changes in general economic conditions, and we believe our 2008 results do not reflect all of the potential impacts the global economic downturn could have on our sales, operations and liquidity. In part this is because substantially all of the revenues and related cost of net sales recognized in 2008 in the broadband infrastructure, multimedia communication, and service segments result from long-term contracts, entered into before the global economic downturn, in which performance occurs over several years. Additionally, some of the revenues recognized in 2008 in these segments results from equipment delivered and/or services performed in earlier years because generally accepted accounting principles often require deferral of revenue recognition related to these complex contracts from the period in which equipment is delivered and installed until later periods when all obligations pursuant to the related contract are satisfied and all criteria for revenue recognition are met including receipt of the customer's final acceptance of equipment and installation services.

        We are unable to predict how long the economic downturn will last. A continuing economic downturn may adversely impact our business in a number of ways, such as:

  •
  Reduced demand for our products and services.  In a period of economic uncertainty customers may adopt a strategy of deferring purchases to upgrade existing or deploy new systems until later periods when the recoverability of their investment becomes more assured. In addition, customers who must finance their capital expenditures by issuance of debt or equity securities may find the securities markets unavailable to them.

  •
  Increased pricing pressure and lower margins.  Our competitors include a number of global enterprises with relatively greater size in terms of revenues, working capital, financial resources and number of employees, and our customers are telecommunication service providers who typically are owned, controlled, or sponsored by governments. If the size of our potential markets contract due to the global economic downturn, competition for available contracts may become more intense which could require us to offer or accept pricing, payment, or local content terms which are less favorable to remain competitive. In some cases we might be unwilling or unable to compete for business where competitive pressures make a potential opportunity unprofitable to us.

  •
  Greater difficulty in collecting accounts receivable.  Many of our telecommunication carrier customers are either owned or controlled by governments; any changes in such governments' policies concerning the authorization or funding of payments for capital expenditures could lengthen our cash collection cycle and thereby cause our liquidity to deteriorate. Additionally, while the vast majority of our net sales are to such large, well capitalized telecommunication carriers, some sales are made to distributors or other customers whose financial resources may be more subject to rapid decline, which could expose us to losing sales, delaying revenue recognition or accepting greater collection risks due to credit quality issues.

  •
  Additional restructuring and asset impairment charges.  If we are unable to generate the level of new contract bookings, revenues, and cash flow contemplated by our financial plan, management will be forced to take further action to focus our business activities and align our cost structure with anticipated revenues. These actions, if necessary, could result in additional restructuring charges and/or asset impairment charges being recognized in 2009 and beyond.

Fourth Quarter 2008 Operating Results

Net Sales

	Three Months Ended
	December 31, 2008	% of net sales	December 31, 2007	% of net sales	September 30, 2008	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communication	$81,140	34%	$121,232	15%	$57,787	32%
Broadband Infrastructure	18,271	8%	51,445	6%	31,112	17%
Handsets	122,216	50%	43,318	6%	71,906	40%
Service	16,740	7%	14,894	2%	14,197	8%
PCD	—	—	559,719	69%	—	—
Other	2,730	1%	15,722	2%	5,605	3%

	$241,097	100%	$806,330	100%	$180,607	100%

	Three Months Ended
	December 31, 2008	% of net sales	December 31, 2007	% of net sales	September 30, 2008	% of net sales
	(in thousands)
Net Sales by region
United States	$95,302	40%	$552,573	69%	$43,127	24%
China	110,367	46%	170,364	21%	97,605	54%
Japan	7,949	3%	15,454	2%	10,302	6%
Other	27,479	11%	67,939	8%	29,573	16%

	$241,097	100%	$806,330	100%	$180,607	100%

Three months ended December 31, 2008 and 2007

        Net sales decreased by $565.2 million, or 70%, to $241.1 million during the three months ended December 31, 2008 compared to the same period in 2007. The decrease was primarily due to PCD being sold in July 2008. For the three months ended December 31, 2007, PCD represented $559.7 million of net sales. The disposal of MSBU had an immaterial impact on net sales.

        Net sales excluding PCD and MSBU decreased by $6.0 million during the three months ended December 31, 2008 compared to the same period in 2007. Net sales of our Handsets segment increased by $78.9 million, or 182%, mainly due to $91.7 million sales to PCD LLC during the fourth quarter of 2008. The increased sales to PCD LLC more than offset the decline in sales of PAS handsets in China. The sales of PAS handsets in China was $26.9 million and $40.4 million, respectively for the fourth quarter of 2008 and 2007. Multimedia Communication segment net sales decreased by $40.1 million, or 33%, for the three months ended December 31, 2008 compared to the same period in 2007, mainly due to decline in PAS infrastructure sales which continue to experience weakening demand, partially offset by higher RollingStream and Set Top Box ("STB") sales. Broadband Infrastructure segment net sales decreased by $33.2 million, or 64% primarily due to lower CPE and MSAN sales. Service segment net sales increased by $1.8 million or 12% primarily due to higher international sales. Other segment net sales decreased by $13.0 million or 83% due to lower IP Messaging revenue and overall decline of CSBU revenue.

Three months ended December 31, 2008 and September 30, 2008

        Net sales increased by 33%, or $60.5 million, for the three months ended December 31, 2008 compared to the third quarter of 2008. The increase was primarily due to a $57.4 million increase in sales to PCD LLC in the Handsets segment as compared to the third quarter of 2008.

        Multimedia Communication segment net sales increased by $23.4 million, or 40%, during the three months ended December 31, 2008 compared to the third quarter of 2008, as we recognized additional PAS infrastructure revenue upon completion of projects previously included in backlog. This was partially offset by a decrease of our NGN sales due to recognition of a major contract in the third quarter of 2008 and a decrease in NGN sales in China in the fourth quarter of 2008. Broadband Infrastructure segment net sales decreased by $12.8 million or 41% during the three months ended December 31, 2008 compared to the third quarter of 2008. This decrease was mainly due to lower MSAN and Optical product sales as we recognized some larger contracts in the third quarter of 2008. Due to customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. Handset sales increased by $50.3 million, or 70%, during the three months ended December 31, 2008, primarily due to increased sales to PCD LLC, offset by both price and volume declines of our PAS handsets sold when compared to the third quarter of 2008. Consistent with our experience in recent quarters, increased competition and a decline in PAS subscribers have resulted in lower demand and decrease in average selling price for our handsets.

Gross Profit

	Three Months Ended
	December 31, 2008	Gross Profit %	December 31, 2007	Gross Profit %	September 30, 2008	Gross Profit %
	(in thousands)
Gross profit by Segment
Multimedia Communication	$34,294	42%	$42,655	35%	$30,846	53%
Broadband Infrastructure	(10,439)	(57)%	(3,032)	(6)%	3,032	10%
Handsets	1,054	1%	11,810	27%	14,965	21%
Service	5,575	33%	4,675	31%	4,720	33%
PCD	—	—	34,465	6%	—	—
Other	(596)	(22)%	11,431	73%	3,764	67%

Total	$29,888	12%	$102,004	13%	$57,327	32%

Three months ended December 31, 2008 and 2007

        Gross profit was $29.9 million, or 12% of net sales for the three months ended December 31, 2008, compared to $102.0 million, or 13% of net sales for the corresponding quarter of 2007. The overall gross profit decrease in absolute dollars was primarily due to the disposition of PCD during July 2008 which accounted for a $34.5 million decrease in gross profit resulting from the related decrease in net sales. Gross profit as a percentage of net sales decreased mainly due to higher inventory cost and an increase in provision for loss contract partially offset by the impact of the disposition of PCD which had relatively lower gross profit percentages compared to our other segments. Gross profit for the three months ended December 31, 2008 includes $1.6 million of contract loss charges relating to costs that should have been included in the calculation of the Broadband Infrastructure segment gross profit in prior periods. The impact of recording this prior-period charge on the prior and current periods is not material.

        Excluding PCD and MSBU, gross profit decreased by $37.9 million or 56% for the three months ended December 31, 2008 compared to the corresponding quarter of 2007. Gross profit as a percentage of net sales in the Broadband Infrastructure segment was negative primarily due to a higher inventory reserve of $7.1 million related to our optical product sales in China in 2008 and loss contract provisions of $9.9 million and $7.3 million, recorded in the three months ended December 31, 2008 and 2007, respectively. Gross profit as a percentage of net sales in the Multimedia Communications segment improved to 42% during the three months ended December 31, 2008 as compared to 35% for the same period in 2007, mainly due to a one time inventory write-off related to STB sales in China in 2007. Gross profit as a percentage of net sales in the Handsets segment decreased to 1% during the three months ended December 31, 2008 from 27% for the same period in 2007 mainly due to increased sales of lower margin handsets to PCD LLC beginning in July 2008 as well as continued increase in pricing pressure of PAS handsets. In addition, in the fourth quarter of 2008, we incurred an additional $15.5 million inventory charge related to cancelation of an order for a CDMA handset model as well as an additional inventory write off related to our GSM handset unit in China. Gross profit of the Service segment improved both as a percentage of net sales and in absolute dollars due to an increase in international sales which were secured at a higher profit margin. Gross profit of the Other segment decreased as a percentage of net sales and in absolute dollars primarily due to overall decline of CSBU revenue.

Three months ended December 31, 2008 and September 30, 2008

        Gross profit was $29.9 million, or 12% of net sales for the three months ended December 31, 2008, compared to $57.3 million, or 32% of net sales for the third quarter of 2008.

        The overall gross profit as a percentage of sales decreased by 20 percentage points due primarily to the $9.9 million of additional loss contract provision in the Broadband Infrastructure segment recorded in the three months ended December 31, 2008 as compared to $2.0 million in the third quarter of 2008; as well as a $15.5 million additional inventory charge related to cancelation of an order for a CDMA handset model and inventory write off related to our GSM handset unit in China during the three months ended December 31, 2008. In addition, we recognized some higher margin NGN sales in the Multimedia infrastructure segment during the three months ended September 30, 2008.

RESULTS OF OPERATIONS

        During the fourth quarter of 2007, we announced a new organization structure to align the business units with its corporate strategy. This new organization structure changed the reporting segments on which we measure performance and allocates resources. Effective October 1, 2007, the new reporting segments were as follows:

  •
  Multimedia Communications;

  •
  Broadband Infrastructure;

  •
  Handsets;

  •
  Services;

  •
  Personal Communications Division (PCD); and

  •
  Other, which includes our Mobile Solutions business unit (MSBU) and Custom Solutions business unit (CSBU).

        Our Multimedia Communications segment is responsible for the development and management of internet protocol television ("IPTV") and related technologies plus our core Next Generation Network ("NGN") software. Our Personal Access System ("PAS") infrastructure and wireless systems teams are also a part of this segment.

        Our Broadband Infrastructure segment is responsible for software and hardware products that enable end users to access high-speed, cost effective wireline data, voice and media communication.

        Our Handsets segment designs, builds and sells consumer handset devices that allow customers to access wireless services. The Handsets segment included all handset revenues within China, including all PAS handsets. Following the disposition of PCD in July 2008, the Handsets segment also includes our Korea based handset operations, whose principal activity is supplying handsets to PCD LLC.

        We support the growth and operation of the installed base of our system solutions through our professional services business, UTStarcom Services. Our globally-deployed experts assist our customers with activities ranging from network planning, circuit-to-packet network migration planning, systems integration, program management, operations management and support, and knowledge transfer.

        On July 1, 2008, we sold our Personal Communications Division. See Note 3 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K. Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States.

        Included in our Other segment are MSBU and CSBU. On July 31, 2008, we sold MSBU which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. In the fourth quarter of 2008, we announced that CSBU will be disbanded during the first quarter of 2009 through the wind down of certain products and the consolidation of voice messaging technology into our Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products such as IP messaging, transaction gateways, and Remote Access Server ("RAS") which enables users to access network data and services from remote locations and our Packet Data Services Node ("PDSN") product line which connects CDMA cellular network infrastructure equipment to IP networks.

NET SALES

	Years Ended December 31,
	2008	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$280,391	17%	$315,515	13%	$437,901	18%
Broadband Infrastructure	110,862	7%	157,118	6%	201,930	8%
Handsets	287,607	18%	234,468	10%	395,812	16%
Services	57,911	3%	53,214	2%	49,278	2%
PCD	879,588	54%	1,664,147	67%	1,339,496	55%
Other	24,090	1%	42,508	2%	34,444	1%

	$1,640,449	100%	$2,466,970	100%	$2,458,861	100%

	Years Ended December 31,
	2008	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)
Net Sales by Region
United States	$1,003,072	61%	$1,665,021	67%	$1,351,839	55%
China	435,846	27%	560,548	23%	785,525	32%
Japan	40,644	2%	70,155	3%	136,877	6%
Other	160,887	10%	171,246	7%	184,620	7%

	$1,640,449	100%	$2,466,970	100%	$2,458,861	100%

Fiscal 2008 vs. 2007

        Net sales decreased by 34%, or $826.5 million for 2008 compared to 2007. Revenue was lower in all segments except Handsets and Services. The decrease was primarily due to PCD being sold in July 2008. The net sales of the disposed PCD segment decreased by $784.6 million.

        Multimedia Communications segment net sales decreased by $35.1 million, or 11%, during 2008 compared to 2007, mainly due to continued weakening demand for our PAS infrastructure products. Broadband Infrastructure segment net sales decreased by $46.3 million or 29% during 2008 compared to 2007. This decrease was mainly due to lower CPE and MSAN sales. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts. Handsets sales increased by $53.1 million, or 23%, during 2008 primarily due to handsets sold to PCD LLC aggregating $126.0 million during the second half of 2008, partially offset by continued price and volume declines of our PAS handsets sold in 2008 as compared to 2007. As we have been experiencing in recent quarters, increased competition and a decline in PAS subscribers have resulted in lower demand and decreases in average selling prices for our PAS handsets.

        For additional discussion see "Segment Reporting" section of this Item 7.

        The economic uncertainty that we are operating in today could adversely impact our business. However, the majority of our business is based in China and India—two countries that are still projected to have economic growth in 2009. In 2009 and beyond, we expect that new orders for PAS handsets and infrastructure equipment will continue to decline due to the China telecommunications industry restructuring as well as increased pricing pressures. We expect our CDMA and TD-SCDMA handsets will positively contribute to our revenue and partially offset the decline of our PAS business. In order to capitalize on the growing data business in China, in mid-2009 we also plan to introduce HSDPA ("High Speed Downlink Packet Access") data cards supported by TD-SCDMA networks and EVDO ("Evolution Data Only") data cards supported by CDMA 3G networks, which we expect to have relatively higher gross margins and average selling prices. However, we do not anticipate that these sales will fully offset the expected decline in PAS handsets and infrastructure sales. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

        During 2008, Verizon Wireless and Sprint Spectrum, respectively, accounted for approximately 20% and 12% of our total net sales.

Fiscal 2007 vs. 2006

        Net sales in 2007 were $2.5 billion and did not change significantly on a consolidated basis as compared to net sales in 2006. Revenue was lower in all segments except PCD, Services and Other. Revenue from the Broadband Infrastructure and Multimedia Communications segments decreased by

22% and 28%, respectively, in 2007 as compared to 2006 due to a decrease in demand caused by continued maturity of the PAS market and as customers in China preparing for 3G launch, as well as a decrease in demand from Softbank. As we have experienced in the last two years, our PAS/iPAS products and our PAS/iPAS based handsets in the China market continued to experience declining revenues resulting from both lower unit demand and pricing pressures. This led to a decrease in our Handsets segment sales of 41% in 2007 as compared to 2006. In our PCD segment, the increase in the number of units sold and the higher average selling price during 2007 as compared to 2006 led to a 24% increase in segment revenue. Revenue from the Services segment increased by 8% due to increase in sales in our China operations as we signed new contracts for Multimedia Communications products during the second half of 2007. Sales of our Other segment increased by 23% due to increase in sales of our Custom Solutions and IPCDMA products.

        During 2007, Verizon Wireless, T-Mobile USA and Sprint Spectrum, respectively, accounted for approximately 22%, 15% and 13% of our total net sales.

GROSS PROFIT

	Years Ended December 31,
	2008	Gross Profit %	2007	Gross Profit %	2006	Gross Profit %
	(in thousands)
Gross profit (loss) by Segment
Multimedia Communications	$127,112	45%	$109,706	35%	$203,501	46%
Broadband Infrastructure	(3,516)	(3)%	6,512	4%	(2,146)	(1)%
Handsets	39,015	14%	76,219	33%	118,459	30%
Services	17,407	30%	8,923	17%	1,005	2%
PCD	69,005	8%	94,215	6%	39,932	3%
Other	12,219	51%	25,876	61%	24,993	73%

	$261,242	16%	$321,451	13%	$385,744	16%

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

        Our gross profit has been affected by average selling prices, material costs, product mix, the impact of warranty charges and contract loss provisions, as well as inventory reserves and release of deferred revenues and related costs pertaining to prior years. Our gross profit, as a percentage of net sales, varies among our product families. We expect that our overall gross profit, as a percentage of net sales, will fluctuate in the future as a result of shifts in product mix, stage of product life cycle, decreases in average selling prices and our ability to reduce cost of sales.

Fiscal 2008 vs. 2007

        Gross profit was $261.2 million, or 16% of net sales for 2008, compared to $321.5 million, or 13% of net sales for 2007. The overall gross profit decrease in absolute dollars was primarily due to the disposition of PCD in July 2008, inventory charge related to cancellation of an order of a CDMA handset model, higher loss contract provision in the Broadband Infrastructure segment, as well as lower volume and gross margin percentage of our PAS handset sales. The decrease was offset by increased sales of higher margin products of the Multimedia Communications and Services segments as well as a $5.1 million supplier rebate recognized in 2008. The overall gross profit as a percentage of sales increased mainly due to the disposition of PCD in July 2008 which had relatively lower gross profit percentages as compared to our other segments. Gross profit for 2008 includes $3.4 million of contract loss charges relating to costs that should have been included in the calculation of the Broadband Infrastructure segment gross profit in prior periods. The impact of recording these prior-period charges on the prior and current periods is not material.

        Excluding PCD and MSBU, our gross profit was $188.4 million, or 25% of net sales for 2008, compared to $222.1 million, or 28% for 2007.

        For additional discussion, see "Segment Reporting" section of this Item 7.

Fiscal 2007 vs. 2006

        Gross profit was $321.5 million or 13% of net sales in 2007, as compared to $385.7 million or 16% of net sales in 2006. Gross profit dollars decreased $64.3 million due to a decline in sales of Multimedia Communications and Handsets segments. Gross profit percentage declined from 16% in 2006 to 13% in 2007 as lower margin PCD sales represented 67% of our total sales in 2007 as compared to 55% in 2006. Gross profit and gross profit percentages in 2007 were also negatively impacted by additional inventory reserves and a $6.2 million additional contract loss on a fixed price infrastructure deployment contract.

OPERATING EXPENSES (INCOME)

        The following table summarizes our operating expenses:

	Years Ended December 31,
	2008	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)
Selling, general and administrative	$257,559	16%	$319,145	13%	$334,455	14%
Research and development	143,291	9%	168,275	7%	182,869	7%
Amortization of intangible assets	4,111	0%	15,961	1%	18,871	1%
Impairment of goodwill and other long-lived assets	27,220	2%	19,912	1%	—	—
Restructuring	13,059	1%	14,474	1%	—	—
Net gain on divestitures	(7,782)	(1)%	(4,271)	(1)%	(12,291)	(1)%

	$437,458	27%	$533,496	22%	$523,904	21%

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

SELLING, GENERAL AND ADMINISTRATIVE

Fiscal 2008 vs. 2007

        SG&A expenses were $257.6 million for 2008, a decrease of 19% as compared to $319.1 million for 2007. Of the decrease of $61.5 million, $14.9 million was related to the disposal of PCD and MSBU in July 2008. The decrease was also due to a $15.7 million decrease in legal and accounting fees as a result of reduced activity in investigations and litigation, a $7.6 million savings from reduction in the use of outside services primarily due to our accounting restatement in 2007 and the implementation of the upgrade of our Oracle system, a $7.1 million decrease in personnel related expenses and bonuses due to continuous streamlining of operations and recent cost reduction measures, a $3.2 million decrease due to the deconsolidation of a variable interest entity and certain fixed assets being fully amortized in early 2008, a $2.3 million decrease in advertising & marketing expense due to reduced sales activities, a $2.3 million reduction in commission expense due to decrease in overall revenue, a $2.5 million decrease in tax and licenses due to reduced business taxes in China resulting from a tax refund from the government and a $1.8 million decrease in travel related expenses due to reduced travel activity and cost containment efforts. The decrease is partially offset by a $3.1 million decrease in recovery of bad debt in 2008.

Fiscal 2007 vs. 2006

        Selling, general and administrative expenses were $319.1 million in 2007, a decrease of 5% as compared to $334.5 million for 2006. The expenses as a percentage of net sales were 13% and 14% for 2007 and 2006, respectively. The decrease was primarily attributable to a $9.7 million cost savings resulting from a reduction in the use of outside consultants and contractors as we transferred most of the associated projects to internal staff, a $2.3 million reduction in travel expenses, and a $3.2 million reduction in facility related expenses as we reduced leased area. These decreases were partially offset by a $1.1 million decrease in recovery of bad debt, an $8.1 million increase in professional fees primarily related to various legal proceedings, investigations and the restatements, and a $2.7 million charge related to fixed assets related to our upgrade of Oracle system. In 2006, the selling, general and administrative expenses included a charge of $7.9 million of VAT expense resulting from an audit of 2003 through 2005 tax years by China tax authorities and a $4.7 million write-off of net assets in connection with the termination of a joint venture in 2006.

RESEARCH AND DEVELOPMENT

Fiscal 2008 vs. 2007

        R&D expenses decreased by $25.0 million during 2008 compared to 2007. During the second half of 2008, we sold PCD and MSBU which resulted in aggregated R&D savings of $8.3 million. In addition, the decrease was also attributed to a $11.6 million decrease in personnel related expenses as we continued to transfer R&D functions from the United States to China, and reduced spending in non-core business units, a $2.3 million decrease in depreciation and a $2.0 million decrease in software license expense as we continued to streamline our operations, as well as a $2.0 million decrease related to the recognition of the sale of a patent in 2008 offset by an increase of $1.9 million in consulting and testing expense related to new handset introductions during 2008.

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

STOCK-BASED COMPENSATION EXPENSE

        At December 31, 2008, there was approximately $22.1 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years. The following table summarizes the stock-based compensation expense in our consolidated statement of operations:

	Year ended December 31
	2008	2007	2006
	(in thousands)
Cost of net sales	$1,306	$697	$811
Selling, general and administrative	15,652	7,988	13,026
Research and development	3,607	4,107	2,755

Total	$20,565	$12,792	$16,592

Fiscal 2008 vs. 2007

        The increase in the level of stock-based compensation during 2008 compared to 2007 was primarily due to the recognition of expense in 2008 for awards granted in the fourth quarter of 2007 and during 2008, including annual merit equity awards granted in November 2007 and February 2008, compared with the same period in 2007 when no awards were granted as we were delinquent in the filing of our reports with the SEC. The 2008 stock-based compensation expense attributable to selling, general and administrative includes approximately $1.5 million resulting from award modifications related to the retirement of one of the Company's executives. The fourth quarter of 2008 includes a charge of $2.5 million relating to prior periods resulting from the correction of the forfeiture rate application. The impact of recording this prior-period charge on the prior and current periods is not material.

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

AMORTIZATION OF INTANGIBLE ASSETS

Fiscal 2008 vs. 2007

        Amortization of intangible assets was $4.1 million in 2008 as compared to $16.0 million in 2007. Amortization of intangible assets declined primarily due to the impairment of intangible assets with a carrying value of $15.7 million in the fourth quarter of 2007, the disposition of intangible assets with a carrying value of $15.8 million in the third quarter of 2008 in connection with the sale of PCD, and due to the fact that several intangible assets became fully amortized during the preceding twelve months.

Fiscal 2007 vs. 2006

        Amortization of intangible assets was $16.0 million in 2007 as compared to $18.9 million in 2006. Amortization of intangible assets declined as several intangible assets became fully amortized during the preceding twelve months.

ASSET IMPAIRMENT

Fiscal 2008

        We performed a recoverability test on our property, plant and equipment assets as of December 31, 2008 due to recurring operating losses, the continuing challenging business environment, a sustained decline in the Company's stock price, and because our estimates of future cash flows developed during the 2009 budgeting process indicated that each of our business segments had an inability to recover the carrying value of each segment's assets. We made various estimates, which management believes to be both reasonable and appropriate, in determining the estimated fair values of the property, plant and equipment at December 31, 2008. In concluding on fair values we also considered, in part, the results of appraisals made as of December 31, 2008 by valuation firms of the fair value of our facility in Hangzhou, China and of certain of our equipment and furniture, software, automobiles and leasehold improvements, which we obtained to confirm the reasonableness of its estimates.

        Our most significant long-lived asset in terms of carrying value is our manufacturing, research and development, and administrative offices facility in Hangzhou, China. Using the income capitalization approach, we determined the estimated fair value of the facility and related improvements at December 31, 2008 to be approximately $183.2 million, which exceeded its net book value by approximately $15.8 million. As a result, we concluded the headquarters for our China operations was not impaired.

        We tested individually significant equipment and furniture, software, automobiles, and leasehold improvement assets located in China, India, Japan, Korea, and the United States for impairment, primarily using the cost approach to estimate related fair values. Adjustment factors were applied to the original cost of each tested assets first to estimate current replacement cost and then to account for deterioration and obsolescence from all causes as well as de-installation costs to determine each item's estimated fair value at December 31, 2008. As a result of this analysis, we recorded an impairment charge of approximately $22.3 million in operating expenses, which consisted of $11.9 million for our ERP system, $6.7 million for equipment and furniture and $3.7 million primarily for capitalized software.

        We believe it is reasonably possible that additional impairment charges that would reduce further the carrying values of our property, plant and equipment assets may arise in 2009 if we are unable to achieve operating results anticipated by the Company's 2009 financial plan.

        In addition, in the fourth quarter of 2008, we decided to disband our Custom Solutions business unit which provided customized telecommunications solutions and recorded a charge of approximately $4.9 million to write-off the unamortized balance of a customer relationships intangible asset arising from our previous acquisition of Commworks. As a result, our consolidated balance sheet at December 31, 2008 contains no balances for finite-lived purchased intangible assets subject to amortization.

Fiscal 2007

        In light of the then current market conditions we conducted an in-depth strategic analysis, which was completed in the fourth quarter of 2007, to then define a new corporate strategy. In our review we reevaluated the key assumptions our overall strategic business and manufacturing capacity plans in light of continued declines in our revenues, excluding PCD, which appeared to be persistent. As a result, we revised our near and medium term revenue expectations downward significantly taking into account persistent weak global and industry economic conditions, the new strategic direction, as well as the declines in revenues the Company had experienced. The material changes in our outlook and plans, which we were first able to quantify in the fourth quarter of 2007 as a result of the strategic review and its 2008 budgeting process, triggered an impairment review of its long-lived assets.

        Based upon its 2007 goodwill impairment assessment, we recorded goodwill impairment charges of approximately $3.1 million during the year ended December 31, 2007. As a result our consolidated balance sheets at December 31, 2008 and 2007 contain no balances for goodwill.

        We also determined that estimated undiscounted cash flows within the Other segment were not sufficient to recover the carrying value of certain long-lived assets. We calculated the estimated fair values of intangible assets subject to amortization in the Other segment, using expected discounted future cash flows, and recorded an asset impairment charge of approximately $15.7 million for the customer relationships and existing technology intangible assets. An approximate $1.1 million impairment charge was recorded to recognize impairment in the carrying value of certain equipment in the Other segment as well.

Fiscal 2006

        In 2006, we did not record any impairment charges related to intangible assets or property, plant and equipment because there were no circumstances or events that occurred which indicated a possible impairment.

RESTRUCTURING

Fiscal 2008

        On December 16, 2008, our Board of Directors approved a restructuring plan (the "2008 Plan") designed to reduce operating costs. The plan includes, among other things, winding down certain non-core operations and implementing a worldwide reduction in force of approximately 10% of our headcount. The reduction in force will affect approximately 700 employees in China, Korea and other locations including the United States. In connection with the 2008 Plan, during the fourth quarter of 2008 we incurred a restructuring charge of $13.1 million comprised largely of one-time severance benefits. We expect to realize annual cost savings in salary and compensation related expenses of approximately $23 million upon the complete implementation of the 2008 Plan.

Fiscal 2007

        On October 2, 2007, our Board of Directors approved a restructuring plan (the "2007 Plan") to reduce operating costs, which included a worldwide reduction in force of approximately 12% of our headcount. The workforce reduction was primarily in the United States and China. We incurred a restructuring charge in connection with the Plan of $14.5 million during the fourth quarter of 2007, comprised largely of cash payments associated with one-time severance benefits.

        The following table shows the total amount of costs incurred in 2008 and 2007 by segment in connection with the restructuring plans:

	Years ended December 31,
	2008	2007
	(in thousands)
Multimedia Communications	$1,707	$2,489
Broadband Infrastructure	508	1,127
Handsets	4,067	1,475
Services	448	1,948
Other	1,252	1,301

Total restructuring by segment	7,982	8,340
General and Corporate	5,077	6,134

Total restructuring	$13,059	$14,474

        At December 31, 2008, the remaining restructuring liability related to the 2008 Plan and the 2007 Plan was approximately $8.7 million and $0.8 million, respectively. The remaining restructuring liability for the 2008 Plan consists primarily of $8.0 million related to the workforce reduction which will be settled during 2009, $0.2 million related to a lease obligation to be settled over the remaining lease term, which expires in 2009 and $0.5 million of other costs. The remaining restructuring liability for the 2007 Plan consists of $0.8 million related to a lease obligation which will be settled over the remaining lease term, which expires in 2010.

NET GAIN ON DIVESTITURES

Fiscal 2008

        The $7.8 million net gain on divestitures in 2008 consisted primarily of a $3.8 million gain on the sale of PCD and a $3.9 million gain on the sale of MSBU. For further discussion of divestitures, see Note 3 of Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.

Fiscal 2007 vs. 2006

        In February 2006, we sold substantially all of the assets and selected liabilities of our semiconductor design operations, including the assets related to the prior acquisition of Advanced Communications Devices Corporation, to Marvell Technology Group Ltd. We recognized a $4.3 million and $12.3 million gain on sale of these assets in 2007 and 2006, respectively, upon achieving the defined milestones.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Fiscal 2008 vs. 2007

        Interest income was $7.5 million and $14.5 million for 2008 and 2007, respectively. The decrease in interest income was primarily due to the decrease in cash balances available for investment and due to lower interest rates earned during 2008 compared with 2007.

Fiscal 2007 vs. 2006

        Interest income was $14.5 million and $14.8 million for 2007 and 2006, respectively. The decrease was mainly due to lower interest rates and lower average cash balances in China partially offset by the higher yield generated by the US cash balances which remained relatively stable in 2007 as compared to that in 2006.

INTEREST EXPENSE

Fiscal 2008 vs. 2007

        Interest expense was $10.4 million and $32.7 million for 2008 and 2007, respectively. The decrease in interest expense for 2008 compared to 2007 was primarily attributable to the repayment of $274.6 million of convertible subordinated notes on March 1, 2008 and $48.0 million of other bank loan repayments during 2008. Interest expense for 2008 included approximately $2.5 million of debt issuance costs related to the $75 million secured revolving credit facility. For the period from January 1, 2008 through maturity on March 1, 2008, the convertible subordinated notes had a stated interest rate of 10.875% in accordance with the Second Supplemental Indenture. The stated interest rate of our convertible subordinated notes was 7.625% from January 9, 2007 through July 25, 2007 and 10.875% from July 26, 2007 through December 31, 2007. Prior to January 9, 2007, our convertible subordinated notes accrued interest at 7/8% per annum.

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

        Effective January 9, 2007, we entered into a Supplemental Indenture Agreement with the holders of our Notes, providing that any failure by us to comply with certain provisions of the original agreement will not result in a default or an event of default. This supplemental indenture agreement stipulated that, the Notes will accrue an additional 6.75% per annum (as compared to the 7/8% annual interest provided for under the original indenture related to the Notes) in special interest beginning January 9, 2007 to the maturity date of the Notes, unless the Notes are earlier repurchased or converted. On July 26, 2007, we entered into a Second Supplemental Indenture after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with our consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that, the convertible subordinated notes will accrue an aggregate of an additional 10% per annum (as compared to the 7/8% annual interest provided for under the original indenture related to the Notes) in special interest from and including July 26, 2007 to the March 1, 2008 maturity date of the notes unless the notes were earlier repurchased or converted. The special interest rate represented an increase of 3.25% per annum over the previous special interest rate of 6.75% per annum in the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes had a stated interest rate of 10.875%.

OTHER INCOME, NET

Fiscal 2008 vs. 2007

        Other income, net was $35.4 million in 2008 as compared to $64.8 million in 2007. Other income, net for 2008 consisted primarily of a $32.4 million gain on the sale of the investment in Gemdale, a $7.3 million gain on the sale of the investment in Infinera, and an $8.2 million gain on the liquidation of an investment in a variable interest entity, offset partially by a $9.9 million foreign currency loss and $4.3 million in writedowns of long-term investments. Other income, net for 2007 included a $53.7 million gain from the sale of part of our investment in Gemdale and a $5.7 million gain on the sale of our investments in ImmenStar, Inc. ("ImmenStar") and Fiberxon Inc. ("Fiberxon").

Fiscal 2007 vs. 2006

        Other income, net was $64.8 million in 2007 as compared to $1.1 million in 2006. Other income, net for 2007 included a $53.7 million gain from sale of part of our investment in Gemdale and a $5.7 million gain on the sale of our investments in Immenstar and Fiberxon. Other income, net for 2006 consisted primarily of foreign exchange gains of $7.6 million, a gain on the sale of an asset of $2.5 million, dividend income of $2.1 million and miscellaneous other income of $2.4 million, partially offset by a $13.5 million impairment charge on a long-term investment.

INCOME TAX EXPENSE (BENEFIT)

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

Fiscal 2008 vs. 2007

        Income tax expense was $7.1 million in 2008 compared to tax expense of $32.9 million in 2007.

        The China Corporate Income Tax Law (the "CIT Law") became effective on January 1, 2008. As a result of the enactment of new regulations during the first quarter of 2008 which address the CIT Law, we recorded an income tax benefit of $11.7 million in the first quarter of 2008 related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of our subsidiaries which we determined to no longer be permanently reinvested outside the United States. We also have accrued $3.2 million of foreign withholding taxes in the first quarter of 2008 related to the realized gain on the sale of our investment in Gemdale.

        Due to the sale of PCD, we believe that we will not generate sufficient income in Canada to realize our deferred tax assets in Canada. Therefore, we have established a valuation allowance on our remaining net deferred tax assets in Canada. The income tax expense associated with establishing the valuation allowance is $1.8 million.

        Without the $11.7 million tax benefit related to the reversal of deferred tax liabilities, the $3.2 million of tax expense related to accrued foreign withholding taxes and the $1.8 million of tax expense related to establishing the Canada deferred tax asset valuation allowance mentioned above, we have tax expense of $13.8 million in 2008. There are two primary reasons why we have tax expense despite incurring pretax losses. First, we have not provided any tax benefit on the current year losses incurred and tax credits generated in the United States and other countries, because we believe it is more likely than not that the tax benefit associated with these losses will not be realized. Second, we continue to accrue tax expense in jurisdictions where we have been historically profitable.

        In 2007, as discussed below, we recorded $17.1 million of income tax expense related to establishing an $11.7 million deferred tax liability on unremitted earnings and accruing $5.4 million of withholding taxes related to the realized gain on the sale of our investment in Gemdale.

Fiscal 2007 vs. 2006

        Income tax expense was $32.9 million in 2007 compared to a tax benefit of $15.0 million in 2006.

        On March 16, 2007, China's top legislature, the National People's Congress, passed the CIT. The CIT Law was effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") was effectively replaced by a unified system. As a result of the enactment of new regulations in December 2007 to address CIT Law, we accrued income tax expense of $11.7 million related to recording a deferred tax liability on foreign withholding taxes for unremitted earnings of our subsidiaries which we determined to not be permanently reinvested outside the United States. We also accrued $5.4 million of foreign withholding taxes related to the realized gain on the sale of our investment in Gemdale.

        Without the $17.1 million of foreign withholding taxes, we had tax expense of $15.8 million. There are two primary reasons why we had tax expense despite incurring pretax losses. First, we did not provide any tax benefit on the current year losses incurred and tax credits generated in the United States and other countries, because we believed it was more likely than not that the tax benefit associated with these losses would not be realized. Second, we continued to accrue tax expense in jurisdictions where we have been historically profitable.

        In 2006, we recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. ("HUTS") and Hangzhou UTStarcom Telecom Co., Ltd ("HSTC"), two of our subsidiaries in China and the acceptance of our tax holiday for HSTC.

SEGMENT REPORTING

        As noted previously, during the fourth quarter of 2007, we announced a new corporate organization to align the business units with our corporate strategy.

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

Multimedia Communications

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales	$280,391	$315,515	$437,901
Gross profit	$127,112	$109,706	$203,501
Gross profit as a percentage of net sales	45%	35%	46%

Fiscal 2008 vs. 2007

        Sales for 2008 decreased 11%, or $35.1 million as compared to 2007. The decrease was mainly due to lower PAS system sales and 3G related product sales in 2008 as we exited 3G related product lines in early 2007. The decrease was partially offset by higher Set Top Box ("STB") and NGN sales. Worldwide PAS system sales decreased by 21% and contributed to approximately 77% of our Multimedia Communications sales for 2008 compared to 87% for 2007.

        The gross profit percentage increased to 45% for 2008 from 35% for 2007 primarily due to lower warranty and inventory costs as well as the impact of the reduction of $4.5 million of previously accrued third party commissions in the third quarter of 2008 and $9.1 million of 3G product sales with low margins in 2007, offset in part by increased sales of lower margin STB products in 2008. The reduction in accrued third party commissions in the third quarter of 2008 resulted from the determination that such aged accruals were no longer needed as the statute of limitations with respect to such unclaimed commissions had expired and we had exhausted all efforts to extinguish these liabilities in accordance with established Company procedures.

        We expect future PAS infrastructure spending to decline in 2009 and beyond as China launched its 3G networks. We expect the decline in new PAS infrastructure orders will continue and we plan to aggressively pursue opportunities for our dual mode enterprise PAS products and NGN products in multiple markets. However, we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2009 and beyond.

        We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions.

Fiscal 2007 vs. 2006

        During 2007, Multimedia Communications sales decreased by 28% as compared to 2006 mainly due to decrease in our PAS infrastructure sales and phase out of our 3G product lines. Worldwide PAS system sales decreased by 22% and contributed to approximately 87% of our Multimedia Communications sales for 2007 compared to 82% for 2006. New PAS system sales in China have declined continuously since late 2004 as carriers have transitioned from new system installations to system expansions as PAS/iPAS systems reach product maturity and China launched its 3G networks.

        Gross profit as a percentage of sales decreased from 46% to 35% of net sales in 2007, as compared to 2006 primarily due to higher warranty expenses and higher inventory reserves as we exited certain unprofitable product lines due to the restructuring plan initiated in October 2007.

Broadband Infrastructure

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales	$110,862	$157,118	$201,930
Gross profit (loss)	$(3,516)	$6,512	$(2,146)
Gross profit (loss) as a percentage of net sales	(3)%	4%	(1)%

Fiscal 2008 vs. 2007

        Sales decreased due to a decline in our CPE and MSAN product lines as Softbank in Japan completed its current phase of ADSL expansion. Softbank in Japan represented approximately 23%

and 34% of total Broadband Infrastructure sales in 2008 and 2007, respectively. This decline was partially offset by higher sales in Optical products.

        Gross profit decreased $10.0 million for 2008 when compared to 2007, primarily due to approximately $18.4 million contract loss provisions as well as approximately $7.1million increased inventory costs related to our optical products in China in 2008. The decrease was partially offset by the sale of higher margin MSAN products in 2008. Gross profit for 2008 includes $3.4 million of contract loss charges relating to costs that should have been included in the calculation of gross profit in prior periods. In 2007, we recorded a $6.2 million additional contract loss on an infrastructure deployment contract.

        We may incur additional warranty expense as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. Both events may have negative impacts on our future gross profits, results of operations and financial position.

Fiscal 2007 vs. 2006

        Our largest Broadband Infrastructure customer was Softbank in Japan, representing approximately 34% and 54% of total broadband sales for 2007 and 2006, respectively. Due to the customer concentration in this segment, revenues fluctuate based upon the magnitude and timing of revenue recognition on certain contracts for larger customers.

        Net sales from the Broadband Infrastructure segment decreased $44.8 million for 2007 as compared to 2006. The decrease was primarily due to lower sales to Softbank in Japan as Softbank completed its initial investment in fixed line businesses and changed its focus to wireless business following its acquisition of Vodafone Japan. The decrease was also due to the Broadband Infrastructure net sales in 2006 including $31.2 million in revenue from order cancellation fees with no associated cost of sales.

        Gross profit increased $8.7 million for 2007 as compared to 2006, primarily due to a $32.1 million provision for anticipated losses on an infrastructure deployment contract entered into during the fourth quarter of 2006 as well as additional warranty cost of $4.9 million in 2006. These additional costs in 2006 were partially offset by the gross margin from the $31.2 million in revenue related to cancellation fees which had no related costs of sale. In 2007, we recorded $6.2 million additional contract loss on the infrastructure deployment contract discussed above. We accepted this contract because it would allow us to develop a relationship with a customer we consider important to the international expansion of our broadband infrastructure business.

Handsets

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales	$287,607	$234,468	$395,812
Gross profit	$39,015	$76,219	$118,459
Gross profit as a percentage of net sales	14%	33%	30%

Fiscal 2008 vs. 2007

        Net sales increased 23% for the year 2008 as compared to the same periods in 2007. The majority of our handset sales were historically in China, where we have experienced a decline in volume and price for our PAS handsets. After the disposition of our PCD operations on July 1, 2008, our handset sales to PCD LLC totaled $126.0 million and contributed approximately 44% of total handset sales for 2008.

        The PAS handset units sold in China declined to 3.6 million units for 2008 compared to 4.8 million units for 2007. The 25% volume decline was primarily attributed to lower demand for our PAS handsets resulting from a decline in PAS subscribers as service providers reduced marketing efforts for PAS handsets in anticipation for next generation technology networks and the restructuring of China telecommunication industry. The average selling price per unit in the PAS products declined 9.4% in 2008 compared to 2007 due to competitive pricing pressures and increased sales through distributor channels. We expect a continued decline in PAS subscribers in future periods.

        Gross profit as a percentage of net sales for our Handsets segment decreased in 2008 compared to 2007. The decrease was primarily due to losses from our GSM products as we reduced inventory of older models, costs related to cancelation of an order for a CDMA model and higher inventory cost of our PAS data card business, as well as continued price erosion and a decrease in demand of our PAS product lines. The increased sales of lower gross margin CDMA handsets to PCD LLC also contributed to the decline of gross profit percentage. The decrease in gross margin was partially offset by a $5.1 million supplier rebate in 2008.

        In 2009 and beyond, we expect a decline in PAS subscribers as the China telecommunication industry reorganizes. Furthermore, we expect more price erosion and gross margin deterioration in PAS handsets because of increasing competition. However, we expect our CDMA and TD-SCDMA handsets will contribute more to our revenue and partially offset the decline of PAS business in China. To capitalize on the growing data business in China, in mid-2009, we also plan to introduce HSDPA data cards supported by TD-SCDMA networks and EVDO data cards supported by CDMA 3G networks, which we expect to have relatively higher gross margins and average selling prices. In addition, we expect to continue to focus on product cost reduction efforts through supply chain improvements and R&D improvements, including outsourcing part of our product development.

        In December 2008, we decided to wind down our Korea Operations which sells CDMA handsets to PCD LLC. During the first six months of 2009, we expect to satisfy our obligations under the Supplier Agreement ("Agreement") with PCD LLC which we terminated in accordance with this Agreement by giving 180 days notice of termination in December 2008.

Fiscal 2007 vs. 2006

        Handset sales declined 41% in 2007 as compared to 2006. The decrease in net sales was primarily attributable to declining volume in the China telecommunications market and price erosion, resulting from reduction of subsidies on PAS handsets from service providers and the competition from mobile carriers like China Mobile and China Unicom. PAS and PAS/GSM dual mode handset unit sales in China declined to 4.8 million units in 2007 as compared to 7.9 million units in the prior year. The average selling price for PAS and PAS/GSM in China for 2007 was $42.3 million as compared to $47.7 million for 2006, representing an 11.3% decrease.

        Gross profit in 2007 as a percentage of sales increased by 3 percentage points as compared to 2006, mainly due to gross profit contributed from non PAS handsets. Gross profit as a percentage of sales for PAS handsets remained stable as compared to 2006 due to the continuous effort on cost reduction, better inventory management and reduction in royalty and warranty-related expenditures.

Services

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales	$57,911	$53,214	$49,278
Gross profit	$17,407	$8,923	$1,005
Gross profit as a percentage of net sales	30%	17%	2%

Fiscal 2008 vs. 2007

        Our Services segment's revenue from external customers increased by 9% for 2008 as compared to 2007. The increase was mainly due to the continued growth of our China service sales resulting from increased service contracts for maintenance services and value added services. The previously allocated revenues into the Service segment of $7.8 million from Multimedia Communications and $0.3 million from Broadband Infrastructure segment sales in China were reclassified into the respective segments for 2007 to conform to the current year's segment presentation.

        Gross profit increased from 17% for 2007 to 30% for 2008. The increase was primarily due to China service sales increases without corresponding increases in associated cost by utilizing excess capacity.

Fiscal 2007 vs. 2006

        Our Service segment revenue increased $4.0 million, or 8%, for 2007 as compared to 2006 due to an increase in sales in our China operations as we signed new contracts for Multimedia Communication products during the second half of 2007. The previously allocated revenues into the Service segment of $7.8 million and $9.7 million from Multimedia Communications and $ 0.3 million and $0.7 million from Broadband Infrastructure segment sales in China were reclassified into the respective segments for 2007 and 2006, respectively, to conform to the current year's segment presentation.

        The increase in gross profit of $7.9 million, as compared to 2006 was due to the increased sales in China, and the recognition of revenue for certain non-China sales orders that originated in 2006 with higher gross margins compared to those recognized in 2006.

Personal Communication Devices (PCD)

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales	$879,588	$1,664,147	$1,339,496
Gross profit	$69,005	$94,215	$39,932
Gross profit as a percentage of net sales	8%	6%	3%

Fiscal 2008 vs. 2007

        Net sales for PCD decreased by $784.6 million as compared to 2007 due to the disposition of PCD on July 1, 2008, See Note 3 of Notes to our Consolidated Financial Statements included under Part II, Item 8 of this Annual Report on Form 10-K. Gross profit increased from 6% in 2007 to 8% in 2008 primarily due to sales of higher margin products in 2008.

Fiscal 2007 vs. 2006

        Net sales for PCD were $1.66 billion in 2007, an increase of 24% as compared to $1.34 billion in 2006. The increase was primarily due to a 1.5 million increase in total units sold, as well as an 8% increase in the overall average selling price in 2007. During 2007, sales of UTStarcom manufactured devices accounted for 35% of the total units sold, compared to 36% of the total units sold for 2006.

        Gross profit as a percentage of net sales increased to 6% for 2007, compared with a 3% gross profit of net sales for 2006. The increased gross profit in 2007 as compared to 2006 was primarily due to higher than average selling prices in 2007 compared to 2006 and larger inventory write-downs for certain slow moving models in 2006. There was no significant benefit to our gross profit margin during 2007 as a result of sales of inventory previously reserved as excess or obsolete.

Other

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Net sales	$24,090	$42,508	$34,444
Gross profit	$12,219	$25,876	$24,993
Gross profit as a percentage of net sales	51%	61%	73%

Fiscal 2008 vs. 2007

        Our Other segment consists of Mobile Solutions (MSBU) and Custom Solutions (CSBU) business units. Revenue decreased by $18.4 million, or 43% for 2008 as compared to 2007. Of the total $18.4 million decrease in sales, $7.7 million was due to the disposition of MSBU in July 2008 and $4.6 million was related to recognition of revenue of a higher margin product sales in 2007. In the fourth quarter of 2008, we initiated actions to disband CSBU.

        Gross profit percentage decreased to 51% for 2008 from 61% for 2007. The decrease was primarily due to higher inventory reserves and higher overhead expenses in 2008 offset by the effect of the disposition of MSBU which had lower gross margin sales.

Fiscal 2007 vs. 2006

        The Other segment revenue increased by $8.1 million, or 23% in 2007 as compared to 2006 due to increase in sales of Custom Solutions products and related services as well as the IPCDMA product line of Mobile Solutions, partially offset by a decrease in sales of the data software products of the Mobile Solutions business unit due to increased competition. The IPCDMA product line accounted for 34% of the total Other segment revenue.

        Gross Profit as a percentage of sales decreased from 73% in 2006 to 61% in 2007, mainly due to a decrease in data software sales which normally have higher gross profit margins.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

        We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of our company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name "YAHOO! BB." We support Softbank's fiber-to-the-home service through sales of our carrier class GEPON product as well as our NetRing™ product. In addition, we support Softbank's new internet protocol television ("IPTV"), through sales of our RollingStream™ product.

        During 2008, 2007 and 2006, we recognized revenue of $38.3 million, $67.8 million and $130.8 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank. Included in revenue for the year ended December 31, 2006 was a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for multimedia communications products.

        Included in accounts receivable at December 31, 2008 and 2007 were $9.2 million and $26.2 million, respectively, related to these transactions. We had immaterial amounts of accounts payable from Softbank and its affiliates at December 31, 2008 and 2007.

        Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of December 31, 2008 and 2007, the customer advance balance related to Softbank agreements was $0.7 million and $0.3 million, respectively. The current deferred revenue balance related to Softbank was $4.0 million and $5.6 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008, the noncurrent deferred revenue balance related to Softbank was $9.2 million compared to $10.1 million as of December 31, 2007.

        On July 17, 2003, we entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of Softbank. Under the terms of the agreement, we loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. Our loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to us over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period. During the year ended December 31, 2007 and 2006 we recorded an immaterial amount and $0.6 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled during the first quarter of 2007.

        As of December 31, 2008, Softbank beneficially owned approximately 12% of our outstanding stock.

Audiovox

        Prior to the sale of PCD on July 1, 2008, Phillip Christopher, one of our former officers, served as a director for Audiovox Corporation ("Audiovox"). During 2008, 2007 and 2006, we paid approximately $0.8 million, $2.1 million and $1.4 million, respectively, for IT services provided by Audiovox.

Liquidity and Capital Resources

        The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	December 31, 2008	December 31, 2007	Change
		(in thousands)
Cash and cash equivalents	$309,603	$437,449	$(127,846)
Bank notes	4,262	23,275	(19,013)
Publicly traded equity securities	—	42,354	(42,354)

Total	$313,865	$503,078	$(189,213)

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Cash (used in) provided by operating activities	$(55,164)	$(225,093)	$62,892
Cash provided by investing activities	246,046	29,438	36,065
Cash used in financing activities	(332,612)	(58,105)	(99,509)
Effect of exchange rate changes on cash and cash equivalents	13,884	29,586	16,604

Net (decrease) increase in cash and cash equivalents	$(127,846)	$(224,174)	$16,052

        Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At December 31, 2008, cash and cash equivalents approximating $200.8 million was held by our subsidiaries in China.

        The Chinese government imposes currency exchange controls on all cash transfers out of China. Regulations in China permit foreign owned entities to freely convert the Renminbi into foreign currency for transactions that fall under the "current account," which includes trade related receipts and payments, interest and dividends. Accordingly, our Chinese subsidiaries may use Renminbi to purchase foreign exchange for settlement of such "current account" transactions without pre-approval. However, pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds, including mandated employee benefits funds, unless these reserves have reached 50% of the registered capital of the enterprises.

        Other transactions that involve conversion of Renminbi into foreign currency are classified as "capital account" transactions; examples of "capital account" transactions include repatriations of investments by or loans to foreign owners, or direct equity investments in a foreign entity by a China domiciled entity. "Capital account" transactions require prior approval from China's State Administration of Foreign Exchange (SAFE) or its provincial branch to convert a remittance into a foreign currency, such as U.S. dollars, and transmit the foreign currency outside of China.

        As a result of these and other restrictions under PRC laws and regulations, our China subsidiaries are restricted in their ability to transfer a portion of their net assets to the U.S. parent; such restricted portion amounted to approximately $186.1 million, or 40% of our total consolidated net assets as of December 31, 2008. We believe we have sufficient non-cash assets available to meet the above reserved net assets in China restriction; such that none of our cash balances are legally restricted from transfer.

        The $127.8 million decrease in cash and cash equivalents during 2008 was primarily a result of $332.6 million cash used in financing activities and $55.2 million cash used in operating activities, partially offset by cash provided by investing activities of approximately $246.0 million.

2008 Cash flows

        Net cash used in operating activities for 2008 was $55.2 million. During the year ended December 31, 2008, our operating activities were significantly impacted by the following:

  •
  Net loss of $150.3 million adjusted for gains on sale of investments of $40.2 million, the $8.2 million gain on liquidation of ownership interest in a variable interest entity, the $7.8 million gain on divestitures and non-cash charges of $96.0 million, which resulted in a net use of cash of $110.4 million. The non-cash charges of $96.0 million included $38.0 million in depreciation and amortization, $20.6 million in stock-based compensation expense, $27.2 million impairment of long-lived assets, $4.3 million impairment of long-term investments, and a $18.1 million provision for deferred costs, partially offset by recovery for doubtful accounts of $5.2 million and deferred tax benefit of $6.4 million.. The deferred tax benefit is primarily due to an $11.7 million benefit resulting from a change in the China Corporate Income Tax Law, offset partially by tax expense including $1.9 million of expense related to placing a valuation allowance on our Canadian deferred tax assets.

  •
  Changes in net operating assets and liabilities providing net cash of $55.2 million, which was primarily the result of management of working capital, in part necessitated by the repayment of the convertible subordinated notes due March 1, 2008. Cash from operations benefited $58.9 million from a decrease in accounts receivable during 2008 which primarily occurred in the PCD business segment during the first quarter of 2008 due to strong collection efforts and from a $128.9 million increase in accounts payable primarily due to timing of payments to vendors. Partially offsetting this was a $64.9 million use of cash resulting from a decrease in customer advances due to timing of bookings and related revenue recognition. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance.

        Net cash provided by investing activities during the year ended December 31, 2008 of $246.0 million included approximately $214.1 million in net proceeds from the sale of PCD and MSBU, $55.0 million net proceeds from the sale of investments, net of purchases, and $7.7 million from the repayment of a loan by a variable interest entity, partially offset by $14.2 million used to purchase property, plant and equipment, $8.7 million used to purchase long term investment interests and a $8.2 million change in restricted cash.

        Net cash used in financing activities during year ended December 31, 2008 of $332.6 million related primarily to the repayment of the convertible subordinated notes of $274.6 million on March 1, 2008 and the net repayment of $48.0 million of other bank loans during 2008.

2007 Cash flows

        Net cash used in operating activities for 2007 was $225.1 million. During the year ended December 31, 2007, our operating activities were significantly impacted by the following:

  •
  Net loss of $195.6 million adjusted for the gains on sale of investments of $53.7 million, the $4.3 million gain on divestiture and non-cash charges of $92.0 million, which resulted in a net use of cash of $161.6 million. Non-cash charges for 2007 included $57.4 million of depreciation and amortization, $12.8 million of stock-based compensation expense and $19.9 million of impairment charges of long-lived assets.

  •
  Changes in net operating assets and liabilities using net cash of $63.5 million. During 2007, accounts payable decreased $172.0 million due to a decrease in purchases of inventory during 2007 and a change in the timing of payments to vendors beginning in the first quarter of 2007 to comply with accelerated vendor payment terms. In addition, deferred revenue decreased $40.7 million primarily due to the recognition of revenue that was deferred from prior periods, other assets increased by $21.2 million primarily due to advance payments to suppliers and customer advances decreased by $48.1 million for 2007. Upon subsequent receipt of final acceptances and revenue recognition, customer advances are reduced and revenue and cost of sales is recorded. Customer advances represent cash deposits we have received from our customers for orders that have not yet received final acceptance. The cash used in operating activities was partially offset by a reduction in accounts receivable of $93.9 million, inventory of $82.4 million and deferred costs of $36.6 million. The reduction in accounts receivable was as a result of strong cash collections and the high percentage of revenue in 2007 from PCD which generally has experienced a shorter collection period on related receivables. Days sales outstanding was 48 days at December 31, 2007 as compared to 60 days at December 31, 2006. The decrease in inventory and deferred cost was primarily due to a decrease in purchases of inventory during 2007.

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

2006 Cash flows

        Net cash provided by operating activities for the year ended December 31, 2006 was $62.9 million. During the year ended December 31, 2006, our operating activities were significantly impacted by the following:

  •
  Net loss of $117.3 million adjusted for a gain on divestiture of $12.3 million and non-cash charges of $93.0 million which resulted in a net use of cash of $36.6 million. Non-cash charges for 2006 included $68.0 million of depreciation and amortization, $16.6 million of stock-based compensation expense, and a $13.5 million other-than-temporary charge related to impairment of a long-term investment. The net gain on sale of assets was related to the sale of the semiconductor design business division to Marvell Technology Group, Ltd.

  •
  Changes in net operating assets and liabilities providing net cash of $99.5 million. Cash from operating activities was positively affected by changes in accounts receivable, deferred costs and customer advances, partially offset by the net loss as well as changes in inventories, payables and other current liabilities. The decrease in accounts receivable resulted from improved cash collections in 2006 compared to 2005 which provided cash of $133.1 million. Days sales outstanding was 60 days at December 31, 2006 as compared to 66 days outstanding at December 31, 2005 due to strong cash collections in the fourth quarter of 2006 and the high percentage of fourth quarter revenue derived from PCD, which generally has experienced a shorter collection period on related receivables. Customer advances increased by $38.4 million at December 31, 2006. The decrease in payables and other current liabilities primarily resulted from a decrease in accounts payable of $25.5 million, a decrease in income taxes payable of $28.9 million, and a decrease in other current liabilities of $27.6 million. The decrease in other current liabilities included decreases in payroll and other taxes payable, accrued contract costs, which relate to purchase of goods and services for which invoices have not been received, and warranty costs, offset by a $32.1 million increase in other current liabilities related to a loss contract reserve.

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

        Net cash used in financing activities was $99.5 million, primarily consisting of a net repayment of short-term borrowings in excess of new borrowings.

Accounts Receivable, Net

        The following table summarizes our accounts receivable, net:

	December 31, 2008	December 31, 2007	Increase (Decrease)
	(in thousands, except DSO)
Accounts receivable, net	$149,210	$304,654	$(155,444)
Accounts receivable, related parties	9,166	26,256	(17,090)

Total accounts receivable	$158,376	$330,910	$(172,534)

Days sales outstanding in accounts receivable ("DSO"), excluding PCD	75	79	(4)

        Accounts receivable decreased $172.5 million primarily as a result of the sale of PCD during 2008. Accounts receivable at December 31, 2007 related to PCD approximated $155.8 million. DSO, calculated excluding PCD, decreased slightly to 75 at December 31, 2008 from 79 at December 31, 2007 as a result of the continued focus on working capital management.

Inventories and Deferred Costs

        The following table summarizes our inventories and deferred costs:

	December 31, 2008	December 31, 2007	Increase (Decrease)
	(in thousands)
Inventories:
Raw materials	$15,545	$34,413	$(18,868)
Work in-process	33,524	35,853	(2,329)
Finished goods	122,238	264,201	(141,963)

Total inventories	$171,307	$334,467	$(163,160)

Short-term deferred costs	$133,409	$190,260	$(56,851)
Long-term deferred costs	$149,258	$164,766	$(15,508)

        Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized. Inventories decreased approximately $163.2 million primarily as a result of the sale of PCD. Finished goods inventory at December 31, 2007 held by PCD approximated $156.6 million. Short-term deferred costs decreased approximately $56.9 million primarily due to timing of revenue recognition, as well as the reduction of deferred costs of approximately $13.8 million resulting from the sale of MSBU. The decrease of $15.5 million in long-term deferred costs is due to revenue recognition on long-term contracts.

Debt

        The following table summarizes our debt:

	December 31, 2008	December 31, 2007	Increase (Decrease)
	(in thousands)
Bank loans	$—	$47,981	$(47,981)
Capital lease obligations	—	581	(581)
Convertible subordinated notes, due March 1, 2008	—	274,600	(274,600)

Total debt	$—	$323,162	$(323,162)
Long-term debt	—	333	(333)

Short-term debt	$—	$322,829	$(322,829)

        We have no bank loans outstanding at December 31, 2008. In March 2008, we repaid our convertible subordinated debt of $274.6 million. We also repaid $48.0 million of bank loans during 2008. At December 31, 2008, our primary source of available credit is a credit facility in China. This credit facility provides uncollateralized lines of credit totaling $73.3 million of which $29.3 million is available for working capital draws and $44.0 million for the issuance of letters of credit and corporate guarantees ("non-working capital draws"). This credit facility provides an additional $190.4 million in additional borrowing availability subject to collateralization, of which $117.2 million is available for working capital draws and $73.2 million is available for non-working capital draws. At December 31, 2008, we had approximately $219.0 million available for future borrowings on this China credit facility, of which an aggregate of $146.6 million remained available for general working capital purposes and $72.4 million remained available in support of letters of credit and corporate guarantees. This China line of credit expires in the third quarter of 2009. In January 2009, we entered into a second credit facility in China for an additional $58.5 million of available credit which expires in December 2009.

        Our available lines of credit in China are now significantly less than what has been available to us historically and, if not renewed, expire within the next 12 months. During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. While we were able to renew approximately $263.8 million of these lines of credit during the third quarter of 2008, borrowings above a certain threshold now require collateralization of our real property in China and each borrowing under the credit facilities is subject to the bank's then current favorable opinion of the credit worthiness of our China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations. Furthermore, we have not previously utilized collateralized credit lines in China, and it is uncertain whether these collateralized credit lines would be readily available to us. The most significant factor resulting in the decrease in our currently available lines of credit in China is the reduced profitability of our China domiciled subsidiaries. We also believe that the decrease in our currently available lines of credit in China is the result of recent changes in banking practices in China which has resulted in the granting of lines of credit by China banks more in line with U.S. and international credit underwriting practices. Upon expiration in the third quarter of 2009, we cannot be certain that additional lines of credit will be available to us on commercially reasonable terms or at all.

        On March 21, 2008, we entered into a credit agreement providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula and was used during the second quarter of 2008 to fund our general working capital requirements. During the quarter, we repaid all outstanding borrowings under this credit agreement. On June 30, 2008, in connection with the agreement for the sale of PCD we terminated the commitments under the credit agreement.

Liquidity

        We have incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. We have recorded operating losses in 15 of the 16 consecutive quarters in the period ended December 31, 2008. At December 31, 2008 we have an accumulated deficit of $841.5 million. We incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. We expect to continue to incur losses and negative cash flows from operations over at least the next four quarters.

        At December 31, 2008 we had cash and cash equivalents of $309.6 million, of which $200.8 million was held by our subsidiaries in China. The amount of cash available for transfer from the China subsidiaries for use by our non-China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated limitations including currency exchange controls on transfers of funds outside of China.

        Our China subsidiaries paid an aggregate $150 million in dividends to our U.S. parent company during the year ended December 31, 2007 and another $100 million in February 2008. While these cash transfers are offset and eliminated in preparing our consolidated cash flow statements, they have been a principal source of funding of our non-China operations during the periods in which they were made. In February 2009, our China subsidiaries paid an additional $50 million in dividends to our U.S. parent company, and additional cash dividends from our China based subsidiaries to the U.S. parent company may be necessary to fund our non-China cash requirements in 2009. However, going forward, the amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated requirements including currency exchange controls on transfers of funds outside of China.

        Currently, our only committed credit sources are our credit facilities in China. At December 31, 2008, the credit facilities aggregated $263.8 million, of which $146.6 million is available for working capital purposes and the remaining $117.2 million is restricted for use in trade financing. The credit facilities do not require compliance with any financial covenants, but they do require collateralization for working capital draws in excess of $29.3 million or trade financing draws in excess of $44.0 million. The bank providing our principal credit line added the requirement that borrowings above these amounts be secured by our manufacturing, research and development, and administrative offices facility in Hangzhou, China when this credit line was renewed during the third quarter of 2008; at December 31, 2008, $219.0 million of the total credit facilities remained available under our credit agreements and usage of the principal credit line had not reached levels that would require collateral. Furthermore, each borrowing under the credit facilities are subject to the banks' then current favorable opinion of the credit worthiness of our China subsidiaries, the banks having funds available for lending, and other Chinese banking regulations. Our principal credit facility expires in the third quarter of 2009, and, based upon our recent financial performance and financial position, we believe the bank may reduce the total available credit under this facility when we negotiate its renewal. Accordingly, we cannot be certain that borrowings under our credit facilities in China will be adequate to meet our financing requirements.

        In 2008, we took a number of actions to improve our liquidity. In March 2008 we paid $289.5 million to retire our convertible subordinated notes and related accrued interest. On July 1, 2008 we completed the sale of PCD for proceeds of $219.1 million. In addition, we divested out Mobile Solutions Business Unit in July 2008. In the fourth quarter of 2008, management initiated actions to disband our Customs Solutions Business Unit and to wind down our Korea based handset operations. As a result of these actions and other restructuring initiatives undertaken by the management, our year-to-year quarterly selling, general and administrative and research and development operating expenses have been reduced by 35-40%. In December 2008, management announced further initiatives including efforts to eliminate functional duplications by consolidation of a number of key functions into our China operations. Management believes that these initiatives, if executed successfully, will help achieve significant operating expense reductions by the fourth quarter of 2009 and enable our fixed cost base to be better aligned with operations, market demand and projected sales levels, which management expects will increase significantly in the latter half of 2009 as compared to the first two quarters of 2009. Uncertainties about sales levels that may be achieved in 2009 are heightened by recent market turmoil and the global economic downturn. If the level of sales anticipated by our financial plan does not materialize, we will need to take further actions to reduce costs and expenses or explore other cost reduction options.

        Management believes that if we are able to achieve projected sales levels in 2009 and contain expenses and cash used in operations to levels contemplated in our 2009 financial plan, both our China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If we are not able to execute our 2009 financial plan successfully, we may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders.

        Recently, global economies have experienced a significant downturn driven by a financial and credit crisis that will continue to challenge such economies for some period of time. Under the current macroeconomic environment there are significant risks and uncertainties inherent in management's ability to forecast future results. The operating environment confronting us, both internally and externally, raises significant uncertainties. While improvements in our operating results, cash flows and liquidity are anticipated as our 2009 financial plan and management's initiatives to control and reduce costs while maintaining and growing our revenue base are fully implemented, our recurring losses and expected negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in its "Report of Independent Registered Public Accounting Firm" dated March 2, 2009 included in "Part II, Item 8—Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities or any other adjustments that may be necessary if the entity is unable to continue as a going concern.

Income taxes

        Certain subsidiaries and joint ventures located in China enjoy tax benefits in China which are generally available to foreign investment enterprises, including full exemption from national enterprise income tax for two years starting from the first profit-making year and/or a 50% reduction in national income tax rate for the following three years. In addition, local enterprise income tax is often waived or reduced during this tax holiday/incentive period. Under current regulations in China, foreign investment enterprises that have been accredited as technologically advanced enterprises are entitled to additional tax incentives. These tax incentives vary in different locales and could include preferential national enterprise income tax treatment at 50% of the usual rates for different periods of time. The tax holidays/incentives discussed above are applicable to the Company's active subsidiaries in China, UTStarcom ChongQing Telecom Co. Ltd. ("CUTS"), UTStarcom Telecom Co., Ltd. ("HUTS"), and UTStarcom China Co., Ltd. ("UTSC") because these entities may qualify as accredited technologically advanced enterprises.

        On March 16, 2007, China's top legislature, the National People's Congress, passed the China Corporate Income Tax Law (the "CIT Law"). The CIT Law became effective on January 1, 2008.

Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") have been effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

        Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which were generally available to FIEs. The tax holidays/incentives for FIEs were applicable or potentially applicable to CUTS, HUTS and UTSC, our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

        The CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises. For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years. During the fourth quarter of 2008, two of our China subsidiaries, HUTS and UTSC, were approved for the reduced 15% tax rate. The approval lasts for three years and is retroactive to January 1, 2008.

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

Off balance sheet arrangements

        At December 31, 2008 and 2007, we had no off balance sheet arrangements.

Contractual obligations and other commercial commitments

        Our obligations under contractual obligations and commercial commitments are primarily with regard to leasing arrangements and standby letters of credit and are as follows as of December 31, 2008:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$19,245	$10,854	$6,422	$1,969	$—
Letters of credit	$73,510	$55,282	$18,228	$—	$—
Purchase commitments	$43	$43	$—	$—	$—

Operating leases

        We lease certain facilities under non-cancelable operating leases that expire at various dates through 2013.

Letters of credit

        We issue standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments. When we submit a bid for a sale, often the potential customer will require that we issue a bid bond or a standby letter of credit to demonstrate our commitment through the bid process. In addition, we may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire six to twelve months from date of issuance without being drawn by the beneficiary thereof.

Purchase commitments

        We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments in the table above exclude agreements that are cancelable without penalty. We have cancelable purchase commitments approximating $99.3 million at December 31, 2008. Additionally, we have agreed to purchase from Marvell certain chip sets that will be included in 50% to 100% of our PAS handsets through 2011.

Accounts receivable transferred to notes receivable

        We accept bank notes and commercial notes receivable from our customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable available for sale were $11.1 million and $12.6 million at December 31, 2008 and 2007, respectively. We may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Any notes that have been sold are not included in our consolidated balance sheets if the criteria for sale treatment established by SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," has been met. There were no notes receivable sold during 2008 and 2007.

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

Uncertain tax positions

        Effective January 1, 2007, we adopted the provisions of FIN 48. As of December 31, 2008, our gross unrecognized tax benefits totaled $92.8 million and are included in Other Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $82.1 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase our net income is approximately $10.7 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third party commissions

        We record accruals for commissions payable to third parties in the normal course of business. Such commissions are recorded based on the terms of the contracts between us and the third parties and paid pursuant to such contracts. Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred. As of December 31, 2008, approximately $6.3 million of such accrued commissions had not been claimed by the third parties for more than three years. Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, we reduce such accruals. Such reduction is recorded in the

Statement of Operations during the period management determines that certain accruals are no longer necessary. During the year ended December 31, 2008, we reduced approximately $4.5 million of accrued commissions payable and such reduction was recorded in cost of net sales. During the years ended December 31, 2007 and 2006, no significant accruals related to third party commissions were reversed.

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under Emerging Issues Task Force Issue ("EITF") No. 00-21, "Revenue Arrangements with Multiple Deliverables," and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and we are in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time we can establish verifiable objective evidence of the fair value.

        Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery and installation, if any, of equipment and we are entitled to full payment. We do not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction.

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended, and EITF No. 03-05, "Applicability of Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software." We allocate revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE") of fair value. VSOE of fair value of each element is based on the price charged when the same element is sold separately. We use the residual method to recognize revenue when an arrangement includes one or more elements to be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases we have agreed to give software upgrade rights on a "when and if made available" basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of "post-contract support." We have not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post contract support is expected to be provided. The expected period of support is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. We review assumptions regarding the estimated post-contract support periods on a regular basis. If we determine that it is necessary to revise our estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract support periods were different from the original assumptions, the contract revenues would be recognized over the remaining expected period of support.

        Revenue from fixed priced contracts that include a requirement for significant software modification or customization is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". In such instances, we account for such contracts using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements we are unable to make reasonably dependable estimates of its progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the years ended December 31, 2008, 2007 and 2006, we recorded $18.4 million, $6.2 million and $32.1 million contract loss on a fixed price contract, respectively.

        We recognize revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, principally related to maintenance and support contracts, is recognized ratably over the maintenance term. Revenues from services were less than 10% of revenues for all periods presented.

        We also sell products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." In most cases, we have developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

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

Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate that fair value of share based payment awards using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

        Stock-based compensation expense recognized in our Consolidated Statements of Operations for all years presented includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

        Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected term of the share-based payment awards and stock volatility. We estimate an expected term of options granted based the our historical exercise and cancellation data for vested options. We use historical volatility as management believes it is more representative of future stock price trends than implied volatility due to the relatively small number of actively traded options on the Company's common stock available to determine implied volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and compensation expense could be materially different in the future. Because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Receivables

        Although we evaluate customer credit worthiness prior to a sale, we provide an allowance for doubtful accounts for the estimated loss on trade and notes receivable when collection may no longer be reasonably assured. We assess collectability of receivables based on a number of factors including analysis of creditworthiness, our customer's historical payment history and current economic conditions, our ability to collect payment and on the length of time an individual receivable balance is outstanding. Our policy for determining the allowance for doubtful accounts includes both specific allowances for balances known to be uncollectible and a formula-based portfolio approach, based on aging of the accounts receivable, as a precursor to a management review of the overall allowance for doubtful accounts. This formula-based approach involves aging of our accounts receivable and applying a percentage based on our historical experience; this approach results in the allowance being computed based on the aging of the receivables. We evaluate the percentages applied to each category of aged accounts receivable periodically based on actual history of write-offs and collections and refines this formula-based approach accordingly for use in future periods.

        We have certain accounts receivable in China that have been outstanding for a significant period of time. We provide allowances for these receivables based on the criteria discussed above. While we believe we have sufficient experience and knowledge of the China market and customer payment patterns to reasonably estimate such allowances, actual payment patterns and customer behavior could differ from our expectations. We use actual collection experience to periodically adjust the percentages used in applying the formula-based portfolio approach as discussed above.

Inventories

        Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. We may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Our inventories are stated at the lower of cost or market value, based on the FIFO method of accounting, except for PCD which utilized the weighted average method of accounting that approximates FIFO, net of write-downs for excess, slow moving and obsolete inventory. Write-downs are based on our assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from competitive pricing pressures. We continually monitor inventory valuation for potential losses and obsolete inventory at our manufacturing facilities as well as at customer sites. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

Deferred costs

        Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized. All deferred costs are stated at cost. We periodically assess the recoverability of deferred costs and provide reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including the length of time product has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists and/or the evaluation if a related transaction will result in a gross margin loss. In a loss situation for a transaction, the deferred cost balance is adjusted for an impairment equal to the value of the excess of cost over the amount of revenue that will be eventually recognized for the transaction. Revenue and cost of sales are recorded when final acceptance is received from the customer. With greater concentration of product at customer sites under contract with specific or individual customers, the financial conditions of such specific or individual customers may result in increased concentration risk exposure for our inventory.

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

Income Taxes

        We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48"), which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. We recognize interest expense and penalties related to income tax matters as part of the provision for income taxes. We adopted FIN 48 on January 1, 2007. Prior to 2007, we established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due.

        We recognize deferred income taxes as the difference between the tax bases of assets and liabilities and their financial statement amounts based on enacted tax rates. Management judgment is required in the assessment of the recoverability of our deferred tax assets based on its assessment of projected taxable income. Numerous factors could affect our results of operations in the future. If there was a significant decline in our future operating results, management's assessment of the recoverability of our deferred tax assets would need to be revised, and any such adjustment to its deferred tax assets would be charged to income in that period. If necessary, we record a valuation allowance to reduce deferred tax assets to an amount management believes is more likely than not to be realized.

        In 2006, due to developments in our business and repatriations of cash via dividends and settlements of intercompany accounts as described in Note 1 of Notes to the Consolidated Financial Statements, we made a determination that earnings from certain subsidiaries were not permanently reinvested outside the United States. We provide U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets

        We amortize purchased intangible assets with finite lives over the estimated economic lives of the assets. Purchased intangible assets are carried at cost, less accumulated amortization.

        We assess the recoverability of our long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted future cash flows. Asset impairments primarily consist of intangible assets with finite lives and property, plant and equipment and are based on an estimate of the amounts and timing of future cash flows related to the expected future remaining use and ultimate sale or disposal of property, plant and equipment net of costs to sell. During 2008, we incurred $4.9 million and $22.3 million of intangible assets and property, plant and equipment impairment charges, respectively. During 2007, we incurred $15.7 million and $1.1 million of intangible assets and property, plant and equipment impairment charges, respectively.

        The process of evaluating the potential impairment of long-lived assets is highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects for the business that the asset relates to, consider market factors specific to that business and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to recognize an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Investments

        We account for our investments in debt and equity securities under Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. We follow the guidance provided by EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether the investments with unrealized loss positions are other-than-temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.

        We also have made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. Our investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The investments in equity securities of non-publicly traded companies in which we hold less than 20% voting interest and on which we do not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. We recognize an impairment charge when the decline in the fair value of our publicly traded equity securities and our cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. We consider various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 2 of Notes to our Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

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

        We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2008 the carrying value of our cash and cash equivalents approximated fair value.

        The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at December 31, 2008 and 2007:

	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents	$309,603	$437,449
Average interest rate	1.34%	1.81%
Restricted cash—short term	$16,840	$6,442
Average interest rate	1.07%	3.88%
Short-term investments	$4,262	$65,629
Average interest rate	1.52%	0.68%
Restricted cash long-term	$18,228	$20,161
Average interest rate	1.65%	4.67%
Total investment securities	$348,933	$529,681
Average interest rate	1.35%	1.80%

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

Foreign Exchange Rate Risk:

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

        Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, during 2006, 2007 and through 2008, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China's currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash and cash equivalents and short-term investments held in China was $200.8 million at December 31, 2008. Since China un-pegged the Renminbi from the U.S. Dollar in July 2005 through December 31, 2008, the Renminbi has strengthened by more than 15% versus the U.S. Dollar. However, it is uncertain what further adjustments may be made in the future.

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

        Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures. We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant. The analysis covers all of our underlying exposures for foreign currency denominated financial instruments. The foreign currency exchange rates used were based on market rates in effect at December 31, 2008. The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $20.1 million at December 31, 2008.

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

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UTStarcom, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") because material weaknesses in internal control over financial reporting related to 1) the lack of complete and accurate matching of cost of sales upon the recognition of revenue and estimating and recording the reserves for losses on customer contracts, and 2) the lack of effective controls over the appropriate and timely analysis and monitoring of the underlying information related to period end financial reporting process and preparation of consolidated financial statements, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 2, 2009

UTSTARCOM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$309,603	$437,449
Short-term investments	4,262	65,629
Accounts receivable, net of allowances for doubtful accounts of $37,359 and $45,728	149,210	304,654
Accounts receivable, related parties	9,166	26,256
Notes receivable	11,120	12,615
Inventories	171,307	334,467
Deferred costs	133,409	190,260
Prepaids and other current assets	127,675	115,194
Short term restricted cash	16,840	6,442

Total current assets	932,592	1,492,966
Property, plant and equipment, net	175,287	209,094
Long-term investments	17,691	16,667
Intangible assets, net	—	24,809
Long-term deferred costs	149,258	164,766
Long-term deferred tax assets	13,464	46,277
Other long-term assets	22,514	30,009

Total assets	$1,310,806	$1,984,588

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$176,384	$148,440
Short-term debt	—	322,829
Income taxes payable	7,162	1,174
Customer advances	144,700	229,050
Deferred revenue	117,584	100,502
Deferred tax liabilities	11,644	53,922
Other current liabilities	163,046	247,299

Total current liabilities	620,520	1,103,216
Long-term deferred revenue	210,050	236,033
Long-term debt	—	333
Other long-term liabilities	12,594	23,325

Total liabilities	843,164	1,362,907

Commitments and contingencies (Note 14)
Minority interest in consolidated subsidiaries	808	3,705

Stockholders' equity:
Common stock: $0.00125 par value; 750,000,000 authorized shares; 126,566,394 shares issued and outstanding at December 31, 2008; 123,467,204 shares issued and outstanding at December 31, 2007	152	152
Additional paid-in capital	1,239,074	1,216,691
Accumulated deficit	(841,486)	(691,170)
Accumulated other comprehensive income	69,094	92,303

Total stockholders' equity	466,834	617,976

Total liabilities, minority interest and stockholders' equity	$1,310,806	$1,984,588

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
Net sales
Unrelated party	$1,602,166	$2,399,178	$2,328,105
Related party	38,283	67,792	130,756

	1,640,449	2,466,970	2,458,861
Cost of net sales
Unrelated party	1,356,689	2,096,772	1,990,967
Related party	22,518	48,747	82,150

Gross profit	261,242	321,451	385,744

Operating expenses (income):
Selling, general and administrative	257,559	319,145	334,455
Research and development	143,291	168,275	182,869
Amortization of intangible assets	4,111	15,961	18,871
Impairment of goodwill and other long-lived assets	27,220	19,912	—
Restructuring	13,059	14,474	—
Net gain on divestitures	(7,782)	(4,271)	(12,291)

Total net operating expenses	437,458	533,496	523,904

Operating loss	(176,216)	(212,045)	(138,160)

Interest income	7,491	14,460	14,829
Interest expense	(10,439)	(32,676)	(11,688)
Other income (expense), net	35,427	64,796	1,092

Loss before income taxes and minority interest	(143,737)	(165,465)	(133,927)
Income tax benefit (expense)	(7,087)	(32,898)	15,024
Minority interest in losses of consolidated subsidiaries	508	2,788	1,558

Net loss	$(150,316)	$(195,575)	$(117,345)

Loss per share—Basic and Diluted	$(1.22)	$(1.62)	$(0.97)

Weighted average shares outstanding—Basic and Diluted	123,490	121,059	120,657

See accompanying notes to consolidated financial statements.

UTSTARCOM INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock					Accumulated Other Comprehensive Income	Treasury Stock
			Additional Paid-in-Capital	Deferred Stock-based Compensation	(Accumulated Deficit)				Total Stockholders' Equity	Comprehensive Income
	Shares	Amount					Shares	Amount
	(in thousands, except number of shares)
Balance at December 31, 2005	121,018,036	$152	$1,192,201	$(3,591)	$(376,899)	$14,786	—	$—	$826,649
Common stock issued upon exercise of options	106,193	—	390	—	—	—	—	—	390
Elimination of deferred stock-based compensation upon adoption of SFAS No. 123(R)	—	—	(3,591)	3,591	—	—	—	—	—
Stock-based compensation	—	—	16,647	—	—	—	—	—	16,647
Reversal of stock-based compensation due to forfeitures upon disposal of business unit	—	—	(2,393)	—	—	—	—	—	(2,393)
Restricted stock granted and amortization	174,884	—	2,338	—	—	—	—	—	2,338
Purchase of treasury shares	—	—	—	—	—	—	(4,468)	(39)	(39)
Net loss	—	—	—	—	(117,345)	—	—	—	(117,345)	$(117,345)
Other comprehensive income (loss):	—	—	—	—	—	—	—	—	—
Unrealized gain on available-for-sale securities (net of tax of $0)	—	—	—	—	—	32,662	—	—	32,662	32,662
Foreign currency translation (net of tax benefit of $535)	—	—	—	—	—	15,451	—	—	15,451	15,451

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(69,232)

Balance at December 31, 2006	121,299,113	152	1,205,592	—	(494,244)	62,899	(4,468)	(39)	774,360
Cumulative adjustment to reduce beginning retained earnings upon adoption of FIN 48	—	—	—	—	(1,351)	—	—	—	(1,351)
Common stock issued upon exercise of options	2,246	—	—	—	—	—	—	—	—
Restricted stock issued and restricted stock units released	2,707,132	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,792	—	—	—	—	—	12,792
Repurchases of vested restricted stock/units and cancellation	(541,287)	—	(1,693)	—	—	—	4,468	39	(1,654)
Net loss	—	—	—	—	(195,575)	—	—	—	(195,575)	$(195,575)
Other comprehensive income:
Unrealized gain on available-for-sale securities (net of tax of $8,396)	—	—	—	—	—	51,667	—	—	51,667	51,667
Realization of previously unrealized gains (net of tax of $5,371)	—	—	—	—	—	(48,338)	—	—	(48,338)	(48,338)
Foreign currency translation (net of tax of $347)	—	—	—	—	—	26,075	—	—	26,075	26,075

Total comprehensive loss	—	—	—	—	—	—	—	—	—	$(166,171)

Balance at December 31, 2007	123,467,204	152	1,216,691	—	(691,170)	92,303	—	—	617,976
Common stock issued upon exercise of options	61,923	—	127	—	—	—	—	—	127
Common stock issued upon ESPP purchases	734,673		1,614						1,614
Restricted stock issued and restricted stock units released	3,125,094	—	—	—	—	—	—	—	—
Restricted stock cancellation	(822,500)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	20,642	—	—	—	—	—	20,642
Net loss	—	—	—	—	(150,316)				(150,316)	$(150,316)
Other comprehensive income:
Unrealized (loss) on available-for-sale securities (net of tax benefit of $217)	—	—	—	—	—	(2,353)	—	—	(2,353)	(2,353)
Realization of previously unrealized gains (net of tax of $3,243)	—	—	—	—	—	(36,909)	—	—	(36,909)	(36,909)
Realization of previously unrealized foreign currency translation (net of tax of $0)	—	—	—	—	—	(3,670)	—	—	(3,670)	(3,670)
Foreign currency translation (net of tax benefit of $140)	—	—	—	—	—	19,723	—	—	19,723	19,723

Total comprehensive loss	—	—	—	—	—				—	$(173,525)

Balance at December 31, 2008	126,566,394	$152	$1,239,074	$—	$(841,486)	$69,094	—	$—	$466,834

See accompanying notes to consolidated financial statements.

UTSTARCOM, INC.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Years ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,316)	$(195,575)	$(117,345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,018	57,392	68,039
Gain on sale of investments and liquidation of ownership interest in a variable interest entity	(48,375)	(53,709)	—
Net gain on divestitures	(7,782)	(4,271)	(12,291)
Net loss on disposal of assets	—	4,204	2,715
Net gain on long term investment	—	(6,223)	—
Impairment of goodwill and other long-lived assets	27,220	19,912	—
Impairment of long-term investments	4,307	—	13,500
Stock-based compensation expense	20,565	12,792	16,592
Recovery for doubtful accounts	(5,227)	(8,664)	(9,347)
Provision for deferred costs	18,105	2,254	2,730
Deferred income taxes	(6,440)	11,908	(1,223)
Other	(508)	(1,648)	(36)
Changes in operating assets and liabilities, excluding impact of divestitures:
Accounts receivable	58,869	93,877	133,052
Inventories and deferred costs	(2,280)	118,915	46,907
Other assets	(2,697)	(21,183)	(7,490)
Accounts payable	128,921	(172,030)	(25,483)
Income taxes payable	4,558	9,281	(28,946)
Customer advances	(64,941)	(48,142)	38,423
Deferred revenue	(13,796)	(40,718)	(29,328)
Other liabilities	(53,365)	(3,465)	(27,577)

Net cash (used in) provided by operating activities	(55,164)	(225,093)	62,892

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(14,214)	(27,324)	(26,274)
Net proceeds from divestitures	214,051	4,271	35,965
(Purchase of) proceeds from disposition of an investment interest	(8,655)	3,255	473
Proceeds from repayment of loan by a variable interest entity	7,728	—	—
Purchase of intangible assets	—	(215)	(658)
Change in restricted cash	(8,216)	6,591	20,882
Purchase of short-term investments	(13,816)	(37,935)	(42,400)
Proceeds from sale of short-term investments	68,807	79,885	46,428
Other	361	910	1,649

Net cash provided by investing activities	246,046	29,438	36,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	1,741	—	390
Change in bank overdrafts	(6,248)	5,584	609
Proceeds from borrowings	50,000	97,852	100,629
Payments on borrowings	(375,317)	(159,457)	(200,742)
Repurchase of common stock	—	(1,654)	(39)
Other	(2,788)	(430)	(356)

Net cash used in financing activities	(332,612)	(58,105)	(99,509)
Effect of exchange rate changes on cash and cash equivalents	13,884	29,586	16,604

Net (decrease) increase in cash and cash equivalents	(127,846)	(224,174)	16,052
Cash and cash equivalents at beginning of year	437,449	661,623	645,571

Cash and cash equivalents at end of year	$309,603	$437,449	$661,623

Supplemental disclosure of cash flow information:
Cash paid:
Interest	$20,552	$21,954	$9,773
Income taxes	$7,547	$11,953	$13,574
Non-cash operating activities
Accounts receivable transferred to notes receivable	$22,742	$26,314	$22,921
Non-cash investing activities
Property, plant and equipment exchanged for long-term investment	$—	$—	$5,500

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

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the consolidated financial statements. The minority interest in consolidated subsidiaries is shown separately in the consolidated financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentation. Such reclassifications have no effect on net income as previously reported.

        The accompanying consolidated balance sheets as of December 31, 2008 and 2007, and consolidated statements of operations for each of the three years in the period ended December 31, 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and in conformity with generally accepted accounting principles in the United States of America.

        The accompanying consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

        The Company has incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. The Company has recorded operating losses in 15 of the 16 consecutive quarters in the period ended December 31, 2008. At December 31, 2008 the Company had an accumulated deficit of $841.5 million. The Company incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. Management expects the Company to continue to incur losses and negative cash flows from operations over at least the next four quarters.

        At December 31, 2008 the Company had cash and cash equivalents of $309.6 million, of which $200.8 million was held by subsidiaries in China. The amount of cash available for transfer from the China subsidiaries for use by the Company's non-China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese -government mandated limitations including currency exchange controls on transfers of funds outside of China.

        The Company's only committed sources for borrowings are its credit facilities in China. Each borrowing under these facilities is subject to the banks' then current favorable opinion of the credit worthiness of the Company's China subsidiaries, the banks having funds available for lending, and other Chinese banking regulations and practices. As a result, management cannot be certain that borrowings under these facilities will be adequate, if available at all, to meet the Company's liquidity requirements. In addition, these credit facilities expire in August 2009. Upon expiration of these facilities, management is not certain that new credit facilities will be available on commercially reasonable terms or at all. Even if these facilities are renewed upon expiration, based on the Company's recent financial performance, the total available credit may be reduced. Accordingly, management is not certain that borrowings under the Company's credit facilities in China will be adequate to meet the Company's financing requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In 2008, the Company took a number of actions to improve its liquidity. In March 2008 the Company paid $289.5 million to retire the Company's convertible subordinated notes and related accrued interest. On July 1, 2008 the Company completed the sale of PCD for proceeds of $219.1 million, see Note 3. In addition, the Company divested its Mobile Solutions Business Unit in July 2008. In the fourth quarter of 2008, management initiated actions to disband its Customs Solutions Business Unit and to wind down the Company's Korea based handset operations. As a result of these actions and other restructuring initiatives undertaken by the management, the Company's year-to-year quarterly selling, general and administrative and research and development operating expenses have been reduced by 35-40%. In December 2008, management announced further initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into the Company's China operations. Management believes that these initiatives, if executed successfully, will help achieve significant operating expense reductions by the fourth quarter of 2009 and enable the Company's fixed cost base to be better aligned with operations, market demand and projected sales levels, which management expects will increase significantly in the latter half of 2009 as compared to the first two quarters of 2009. Uncertainties about sales levels that may be achieved in 2009 are heightened by recent market turmoil and the global economic downturn. If the level of sales anticipated by the Company's financial plan does not materialize, the Company will need to take further actions to reduce costs and expenses or explore other cost reduction options.

        Management believes that if the Company is able to achieve projected sales levels in 2009 and contain expenses and cash used in operations to levels contemplated in the Company's 2009 financial plan, both the Company's China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If the Company is not able to execute its 2009 financial plan successfully, the Company may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the Company's common stock and newly issued debt could contain debt covenants that impose restrictions on the Company's operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to the Company's current shareholders.

        Recently, global economies have experienced a significant downturn driven by a financial and credit crisis that will continue to challenge such economies for some period of time. Under the current macroeconomic environment there are significant risks and uncertainties inherent in management's ability to forecast future results. The operating environment confronting the Company, both internally and externally, raises significant uncertainties. While improvements in the Company's operating results, cash flows and liquidity are anticipated as the Company's 2009 financial plan and management's initiatives to control and reduce costs while maintaining and growing the Company's revenue base are fully implemented, the Company's recurring losses and expected negative cash flows from operations raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities or any other adjustments that may be necessary if the entity is unable to continue as a going concern.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for revenue recognition, allowance for doubtful accounts and sales returns, tax valuation allowances, reserves for inventory, deferred costs, accrued product warranty costs, provisions for contract losses, recoverability of goodwill and intangible assets, other long-lived asset impairments, stock-based compensation expense, loss contingencies and restructuring expenses among others. Actual results could differ materially from those estimates.

Cash and Cash Equivalents:

        Cash and cash equivalents consist of highly liquid instruments with original maturities of three months or less. Approximately 24% of cash and cash equivalents is held in the U.S. as of December 31, 2008. The remainder is held by the other UTStarcom entities throughout the world. At December 31, 2008, $200.8 million of the Company's cash and cash equivalents were held by its subsidiaries in China and China imposes currency exchange controls on transfers of funds outside of China. Cash and cash equivalents are invested in institutional money market funds, short-term bank deposits and similar short duration instruments with fixed maturities from overnight to three months.

Net restricted assets in China:

        Pursuant to applicable regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In calculating accumulated profits, foreign investment enterprises in China are required to allocate at least 10% of their accumulated profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. As a result of these and other restrictions under China's laws and regulations, the Company's China subsidiaries are restricted in their ability to transfer a portion of their net assets to the U.S. parent in the form of dividends, loans or advances; this restricted portion amounted to approximately $186.1 million, or 40% of the Company's total consolidated net assets, as of December 31, 2008. At December 31, 2008, the Company had sufficient non-cash assets available to meet the above reserved net assets in China restriction; such that none of the Company's cash balances are legally restricted from transfer.

Investments:

        The Company accounts for its investments in debt and equity securities under Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position, or FSP, SFAS No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date. The Company follows the guidance provided by Emerging Issues Task Force Issue ("EITF") No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to assess whether the investments with unrealized loss positions are other than temporarily impaired. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the statements of operations.

        The Company also has made strategic investments in publicly traded and privately held companies for the promotion of business and strategic objectives. The Company's investments in publicly traded equity securities are classified as available-for-sale. Available-for-sale investments are initially recorded at cost and periodically adjusted to fair value through comprehensive income. The investments in equity securities of non-publicly traded companies in which the Company holds less than 20% voting interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and on which the Company does not have the ability to exercise significant influence are accounted for under the cost method. Under the cost method, these investments are carried at the lower of cost or fair value. Both types of investments are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair values when an other-than-temporary decline has occurred.

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

        Sales may be generated from complex contractual arrangements that require significant revenue recognition judgments, particularly in the area of contracts with multiple deliverable elements (multiple element arrangements). Where multiple elements exist in an arrangement, the contract price is allocated to the different elements based upon and in proportion to verifiable objective evidence of the fair value of the various elements, as governed under EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," and SEC Staff Accounting Bulletin No. 104, "Revenue Recognition." Multiple element arrangements primarily involve the sale of equipment, installation, training and post-contract support. Revenue is recognized as each element is earned, namely upon installation and acceptance of equipment or delivery of handsets, provided that the fair value of the undelivered element(s) has been determined, the delivered element(s) has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of the undelivered element(s). For arrangements that include service elements, including promotional support and installation, for which verifiable objective evidence of the fair value does not exist, revenue is deferred until such services are deemed complete, or until the time the Company can establish verifiable objective evidence of the fair value.

        Final acceptance is required for revenue recognition when installation services are not considered perfunctory. Final acceptance indicates that the customer has fully accepted delivery and installation, if any, of equipment and the Company is entitled to full payment. The Company does not recognize revenue before final acceptance is granted by the customer if acceptance is considered substantive to the transaction.

        Where multiple elements exist in an arrangement that includes software, and the software is considered more than incidental to the equipment or services in the arrangement, software and software related elements are recognized under the provisions of Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended, and EITF No. 03-05, "Applicability of Statement of Position No. 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software." The Company allocates revenues to each element of software arrangements based on vendor specific objective evidence ("VSOE") of fair value. VSOE of fair value of each element is based on the price charged when the same element is sold separately. The Company uses the residual method to recognize revenue when an arrangement includes one or more elements to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be delivered at a future date and VSOE of the fair value of all the undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the contract price is recognized as revenue when all other revenue recognition criteria are met. If VSOE of fair value of one or more undelivered elements does not exist, all revenue for delivered and undelivered elements is deferred until delivery of all elements occurs or when VSOE of fair value of the undelivered elements can be established. In some cases the Company has agreed to give software upgrade rights on a "when and if made available" basis for equipment sold for no additional consideration and for an unspecified period which could extend over the term of the contract. This additional contract obligation is an element of "post-contract support." The Company has not established VSOE for such contract element. Accordingly, the revenues from such contracts are recognized ratably over the period during which the post-contract support is expected to be provided. The expected period of support is generally the term of the contract. In some cases where there is no stated contractual term, revenue is recognized ratably over the estimated period of support. The Company reviews assumptions regarding the estimated post contract support periods on a regular basis. If the Company determines that it is necessary to revise the Company's estimates of the support periods, the amount of revenue recognized over the life of the contract would not be affected. However, to the extent the new assumptions regarding the post-contract support periods were different from the original assumptions, the contract revenues would be recognized over the remaining expected period of support.

        Revenue from fixed priced contracts that include a requirement for significant software modification or customization is recognized in accordance with SOP No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". In such instances, the Company accounts for such contracts using the completed contract method of accounting, whereby no revenue is recognized prior to the completion of the project, because for contracts involving unique requirements the Company is unable to make reasonably dependable estimates of its progress towards meeting contractual requirements. In the event estimated total project costs exceed estimated total project revenues, the entire estimated loss is charged to operations in the period in which the loss becomes probable and can be reasonably estimated. The complexity of the estimation process and judgments about internal and external factors including labor utilization, changes to specifications and testing requirements, time required for performance and resulting incurrence of contract penalties, and the performance of subcontractors affect the estimation process. During the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately $18.4 million, $6.2 million and $32.1 million contract loss on a fixed price contract, respectively. Contract loss recorded during 2008 includes $3.4 million relating to costs that should have been recorded in prior periods. The impact of recording these prior-period costs on the prior and current periods is not material.

        The Company recognizes revenue for system integration, installation and training upon completion of performance and if all other revenue recognition criteria are met. Other service revenue, principally related to maintenance and support contracts, is recognized ratably over the maintenance term. Revenues from services were less than 10% of revenues for all periods presented.

        The Company also sells products through resellers. Revenue is generally recognized when the standard price protection period, which ranges from 30 to 90 days, has lapsed. If collectability cannot be reasonably assured in a reseller arrangement, revenue is recognized upon sell-through to the end customer and receipt of cash. There may be additional obligations in reseller arrangements such as inventory rotation, or stock exchange rights on the product. As such, revenue is recognized in accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists." In most cases, the Company has developed reasonable estimates for stock exchanges based on historical experience with similar types of sales of similar products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Because of the nature of doing business in China and other emerging markets, the Company's billings and/or customer payments may not correlate with the contractual payment terms and the Company generally does not enforce contractual payment terms prior to final acceptance. Accordingly, accounts receivable are not recorded until the Company recognizes the related customer revenue. Advances from customers are recognized when the Company has collected cash from the customer, prior to recognizing revenue. Deferred revenue is recorded if there are undelivered elements after final acceptance has been obtained. The Company had current deferred revenue of $117.6 million and $100.5 million, and long-term deferred revenue of $210.1 million and $236.0 million at December 31, 2008 and 2007, respectively. Costs related to deferred revenue are also deferred until revenue is recognized. See "Deferred Costs" below.

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

Receivables:

        Although the Company evaluates customer credit worthiness prior to a sale, the Company provides an allowance for doubtful accounts for the estimated loss on trade and notes receivable when collection

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may no longer be reasonably assured. The Company assesses collectability of receivables based on a number of factors including analysis of creditworthiness, the Company's historical collection history and current economic conditions, its ability to collect payment and on the length of time an individual receivable balance is outstanding. The Company's policy for determining the allowance for doubtful accounts includes both specific allowances for balances known to be uncollectible and a formula-based portfolio approach, based on aging of the accounts receivable, as a precursor to a management review of the overall allowance for doubtful accounts. This formula-based approach involves aging of the Company's accounts receivable and applying a percentage based on the Company's historical experience; this approach results in the allowance being computed based on the aging of the receivables. The Company evaluates the percentages applied to each category of aged accounts receivable periodically based on actual history of write-offs and collections and refines this formula-based approach accordingly for use in future periods.

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

Inventories:

        Inventories consist of product held at the Company's manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. The Company may ship inventory to existing customers that require additional equipment to expand their existing networks prior to the signing of an expansion contract. Inventories are stated at the lower of cost or market value, based on the FIFO method of accounting, except for PCD which utilized the weighted average method of accounting that approximates FIFO, net of write-downs for excess, slow moving and obsolete inventory. Write-downs are based on the assumptions about future market conditions and customer demand, including projected changes in average selling prices resulting from competitive pricing pressures. The Company continually monitors inventory valuation for potential losses and obsolete inventory at its manufacturing facilities as well as at customer sites. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold to customers, resulting in lower cost of sales and higher income from operations than expected in that period.

Deferred costs:

        Deferred costs consist of product shipped to the customer for which the rights and obligations of ownership have passed to the customer but revenue has not yet been recognized. All deferred costs are stated at cost. Management periodically assesses the recoverability of deferred costs and provides reserves against deferred cost balances when recovery of deferred costs is not probable. Recoverability is evaluated based on various factors including the length of time the product has been held at the customer site, the viability of payment, including assessment of product demand if a revenue sharing arrangement exists and/or the evaluation if a related transaction will result in a gross margin loss. In a loss situation for a transaction, the deferred cost balance is adjusted for impairment equal to the value of the excess of cost over the amount of revenue that will be eventually recognized for the transaction. Revenue and cost of sales are recorded when final acceptance is received from the customer. With

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

greater concentration of product at customer sites under contract with specific or individual customers, the financial conditions of such specific or individual customers may result in increased concentration risk exposure for the Company's inventory.

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

        During 2008, 2007 and 2006, the Company capitalized $0.2 million, $0.2 million, and $1.0 million of software development costs, respectively. Amortization of capitalized software development costs was $0.6 million, $1.0 million, and $2.1 million in 2008, 2007 and 2006, respectively. Unamortized capitalized software development costs at December 31, 2008 and 2007 were $0.4 million and $1.3 million, respectively. Direct costs of software developed for internal use are expensed during the preliminary project stage and capitalized during the application development stage.

Property, Plant and Equipment:

        Property, plant and equipment are recorded at cost and are stated net of accumulated depreciation. Depreciation is provided for on a straight-line basis over the estimated useful lives of the related assets. Land use rights related to property leased by the Company in China are amortized over the life of the lease. Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvements or the term of the lease. When assets are disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are included in results of operations. The Company capitalizes interest incurred related to construction of property, plant or equipment until it is ready for use. No capitalized interest was recorded during the years ended December 31, 2008, 2007 and 2006. Capitalized interest primarily arose from construction of the Company's manufacturing, research and development, and administrative offices facility in Hangzhou, China and is being amortized on a straight-line basis over the life of the building.

        The Company generally depreciates its assets over the following periods:

Years
Furniture, test or manufacturing equipment	5
Computers and software	2-3
Buildings	38
Automobiles	5
Land use rights	Life of use rights
Leasehold improvements	Lesser of 5 years or remaining lease life

        Depreciation expense was $30.4 million, $39.2 million and $45.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As discussed in Note 8, impairment reviews resulted in write downs to the carrying values of certain equipment and furniture, software, automobiles and leasehold improvements of approximately $22.3 million and $1.1 million in 2008 and 2007, respectively.

        Construction in progress at December 31, 2007 included $11.9 million of project costs resulting from upgrading the Company's ERP system during 2007. This computer software, which was capitalized in accordance with Statement of Position 98-1,"Accounting for Costs of Computer Software Developed or Obtained for Internal Use," became operational in early 2008. The remaining carrying value of the ERP system was written off during the fourth quarter of 2008, see Note 8.

Goodwill:

        The Company reviews goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142") on an annual basis and between annual tests whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Based upon its 2007 goodwill impairment assessment, the Company recorded goodwill impairment charges of $3.1 million during the year ended December 31, 2007 and, as a result, the consolidated balance sheets as of December 31, 2008 and 2007 contain no goodwill balances, see Note 8.

Long-Lived Assets Including Finite-Lived Purchased Intangible Assets:

        The Company amortizes purchased intangible assets with finite lives over the estimated economic lives of the assets. Purchased intangible assets are carried at cost, less accumulated amortization.

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If undiscounted expected future cash flows are less than the carrying value of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. Long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell.

        As a result of amortization, asset sales, and impairment charges of approximately $4.9 million and $15.7 million in 2008 and 2007, respectively, the Company's consolidated balance sheet as of December 31, 2008 contained no balances for finite-lived purchased intangible assets, see Note 8.

Advertising Costs:

        The Company expenses all advertising costs as incurred. Payment to customers for marketing development costs are accounted for as a reduction of the revenue associated with customers as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising costs totaled $4.3 million, $7.4 million and $8.1 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation:

        Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate that fair value of share based payment awards using an option-pricing model. The value of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in the Company's Consolidated Statements of Operations.

        Stock-based compensation expense recognized in the Company's Consolidated Statements of Operations for all years presented include compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

        The Company elected the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods for establishing the beginning balance of the additional paid-in-capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). The Company accounts for utilization of windfall tax benefits based on tax law ordering and considered only the direct effects of stock-based compensation for purposes of measuring the windfall at settlement of an award. See Note 12 for a further discussion on stock-based compensation.

Accumulated Other Comprehensive Income:

        Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. Other comprehensive income or loss for 2008, 2007 and 2006 is shown in the consolidated statement of stockholders' equity. As of December 31 of each of the years indicated below, the components of accumulated other comprehensive income reported in the consolidated balance sheets were as follows:

	December 31
	2008	2007
	(in thousands)
Unrealized gain (loss) on available-for-sale securities, net of tax	$(3,313)	$35,949
Foreign currency translation, net of tax	72,407	56,354

Accumulated other comprehensive income	$69,094	$92,303

Income Taxes:

        The Company is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. In July 2006 the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, "Accounting for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109" ("FIN 48") which requires income tax positions to meet a more-likely-than-not recognition threshold to be recognized in the financial statements. Under FIN 48, tax positions that previously failed to meet the more-likely-than-not threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes interest expense and penalties related to income tax matters as part of the provision for income taxes. The Company adopted FIN 48 on January 1, 2007. Prior to 2007, the Company established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due.

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

        In 2006, due to developments in its business and the repatriations of cash via dividends and settlements of intercompany accounts as described in Note 1 above, the Company made a determination that earnings from certain subsidiaries were not permanently reinvested outside the United States. The Company provides U.S. taxes on foreign undistributed earnings that are not considered to be permanently reinvested outside the United States.

Financial Instruments and Derivatives:

        Financial instruments consist of cash and cash equivalents, short and long-term investments, notes receivable, accounts receivable and payable, convertible subordinated debt, purchased and written call options and accrued liabilities. The Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157") in the first quarter of 2008, which did not have a material impact on the financial statements of the Company. The new disclosures required by SFAS 157 are included in Note 4. The carrying amounts of cash and cash equivalents, accounts receivable and payable, notes receivable, and accrued liabilities approximate their fair values because of the short-term nature of those instruments. Short term investments are marked to market which approximate their fair value because of the short-term nature of the investments.

        The Company may use derivative financial instruments to manage its exposures to foreign currency exchange rate changes. The objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities on the balance sheet. The Company measures those instruments at fair value and recognizes changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. Such contracts are designated at inception to the related foreign currency exposures being hedged. The Company has not hedged any such transactions in 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the Company's carrying values and the fair values of its other financial instruments:

	December 31,
	2008		2007
	Carrying value	Fair value	Carrying value	Fair value
	(in thousands)
Included in Assets
Long-term investments	$17,691	$17,691	$16,667	$16,667
Included in Liabilities
Bank loans	—	—	(47,981)	(47,981)
Convertible debt	—	—	(274,600)	(275,287)
Included in Stockholders' Equity
Convertible bond hedge	—	—	85,307	—
Written call option	$—	$—	$(55,430)	$—

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

Foreign Currency Translation:

        The Company's operations are conducted through international subsidiaries where the local currency is the functional currency and the financial statements of those subsidiaries are translated from their respective functional currencies into U.S. dollars. All foreign currency assets and liabilities are translated at the period-end exchange rate and all revenues and expenses are translated at the average exchange rate for the period. The effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a cumulative translation adjustment, a separate component of comprehensive income in stockholders' equity. The foreign currency translation gain/loss for transactions denominated in other than the functional currency is included in other income, net on the Company's consolidated statements of operations. In connection with this remeasurement process the Company recorded a loss of $9.9 million in 2008, and a gain of $4.6 million and $7.6 million in 2007 and 2006, respectively.

Earnings Per Share:

        Basic earnings per share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company's common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company's potentially dilutive common shares include convertible subordinated notes prior to their maturity, outstanding stock options, nonvested restricted stock, restricted stock units and Employee Stock Purchase Plan ("ESPP") shares. For the years ended December 31, 2008, 2007 and 2006, no potential common shares were dilutive because of the net loss in each of these years, therefore basic and dilutive EPS are the same. The following table summarizes the total potential shares of common stock that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were excluded from the diluted per share calculation, because to include them would have been anti-dilutive for the period.

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Weighted average stock options and awards outstanding	22,439	19,427	19,634
Conversion of convertible subordinated notes	1,897	11,543	11,543
Other	931	765	795

	25,267	31,735	31,972

Variable Interest Entities:

        The Financial Accounting Standards Board, ("FASB") issued FASB Interpretation No. 46(R), ("FIN 46(R)"). FIN 46(R) requires that if an entity is the primary beneficiary of a variable interest entity, ("VIE"), the assets, liabilities, and results of operations of the VIE should be included in the consolidated financial statements of the entity. The Company evaluates its investments periodically or when "triggering" events occur for the application of FIN 46(R).

Recent Accounting Pronouncements:

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

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"), which amends and expands the disclosure requirements of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Since SFAS 161 only provides for additional disclosure requirements, there will be no impact on the Company's financial position or results of operations upon adoption.

        In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, "Goodwill and Other Intangible Assets." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company will assess the impact of FSP 142-3 if and when it acquires intangible assets in the future.

        In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion ("APB 14-1"). APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Since the Company currently does not have any debt securities, the Company does not anticipate the adoption of APB 14-1 to have any impact on its financial condition, results of operations and cash flows.

        In November 2008, the FASB ratified EITF No. 08-6, "Equity Method Investment Accounting Considerations" ("EITF 08-6"). EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141(R). Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP No. APB 18-1, "Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence." EITF 08-6 is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of EITF 08-6 on its consolidated results of operations and financial condition.

        In November 2008, the FASB ratified EITF 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. EITF 08-7 clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with SFAS No. 141(R) and SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). EITF 08-7 is effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008 and will be adopted by the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company in the first quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of EITF 08-7 on its consolidated results of operations and financial condition.

        In November 2008, the FASB ratified EITF Issue No. 08-8, "Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary" ("EITF 08-8"). EITF 08-8 clarifies whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11 (a) of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" or from being within the scope of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and, Potentially Settled in, a Company's Own Stock." EITF 08-8 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is currently assessing the potential impact, if any, of the adoption of EITF 08-8 on its consolidated results of operations and financial condition.

During the first quarter of fiscal year 2008, the Company adopted the following accounting standards:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. Effective January 1, 2008, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to financial assets and financial liabilities measured at fair value on a recurring basis. In October 2008, the FASB issued FASB Staff Position FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"), which clarified the application of FAS 157. FSP 157-3 provides guidance on how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS No. 157 for these financial assets and financial liabilities did not have a material impact on the Company's financial condition or results of operations. The new disclosures required by SFAS 157 are included in Note 4.

        In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities except those recorded or disclosed at fair value on a recurring basis. Therefore, the Company has delayed application of SFAS 157 to those non-financial assets and non-financial liabilities until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 on those non-financial assets and non-financial liabilities on the Company's financial position and results of operations. While the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements in subsequent reporting periods, the Company continues to monitor any additional implementation guidance that is issued that addresses the fair value measurements for non-financial assets and non-financial liabilities not disclosed at fair value in the consolidated financial statements on at least an annual basis.

        In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This statement permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company adopted SFAS 159 during the first quarter of 2008. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States. As a result, the adoption of SFAS 159 did not have an impact on the Company's financial position or results of operations.

NOTE 3—DIVESTITURES

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

UTStarcom Personal Communications LLC (PCD)

        On July 1, 2008, the Company completed the sale of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company ("PCD"), to Personal Communications Devices, LLC ("PCD LLC"), an entity controlled by AIG Global Investment Group and certain other investors. The total sale consideration to the Company was based primarily on the working capital of PCD as of the closing of the transaction, subject to certain adjustments. Upon final settlement of the working capital adjustments in the fourth quarter of 2008, the total sale consideration to the Company was $237.7 million. During 2008, the Company recorded net cash proceeds of $219.1 million from the sale of PCD, which was represented by the total sale consideration of $237.7 million, less $8.6 million of transaction costs and $10.0 million held in escrow. At December 31, 2008, the Company recorded an additional $1.3 million of transaction costs which had been incurred but not yet paid. The $10.0 million held in escrow is to be held for a period of one year to secure indemnification claims made by the purchaser, if any, and is included in prepaids and other current assets in the consolidated balance sheet at December 31, 2008. The Company also invested $1.6 million in equity securities representing approximately a 2.5% interest in PCD LLC. Pursuant to the terms of the divestiture agreement, the Company may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of cumulative earnings levels of PCD LLC through December 31, 2010. Previously, PCD was a reportable segment of the Company.

        The Company recorded a $3.8 million gain on sale of PCD net assets during 2008. The following table summarizes the components of the gain on sale (in thousands):

Purchase price	$237,669
Less:
Accounts receivable, net	(121,979)
Inventories	(205,367)
Prepaids and other assets	(8,885)
Property, plant and equipment, net	(1,539)
Intangible assets, net	(15,783)
Accounts payable	89,628
Other liabilities	39,999
Estimated transaction related costs	(9,980)

Gain on sale, net of tax	$3,763

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Concurrent with the closing of the transaction, the Company entered into a three-year supply agreement with PCD LLC whereby the Company indicated its intent to supply handset products to PCD LLC. Due to the expected ongoing direct cash flows pursuant to the supply agreement, the sale of the PCD assets did not meet the criteria for presentation as a discontinued operation under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

Mobile Solutions Business Unit (MSBU)

        On July 31, 2008 the Company completed the divestiture of its Mobile Solutions Business Unit ("MSBU") to a global private equity firm. During the third quarter of 2008, the Company recorded a net gain on divestiture of $3.9 million. This gain resulted from transferring net liabilities of approximately $9.0 million, netted against cash payments made by the Company of approximately $5.1 million, including transaction related costs of $0.3 million. The net liability primarily consisted of deferred revenue and other liabilities totaling $27.8 million offset by deferred costs and other assets of approximately $18.8 million. Previously, MSBU was reported as part of the Company's Other segment. Concurrent with the closing of the transaction, the Company entered into a manufacturing agreement whereby the Company will continue to develop and manufacture wireless IP-based products for sale to the divested entity. Due to the ongoing direct cash flows pursuant to the manufacturing agreement, the sale of the MSBU assets did not meet the criteria for presentation as a discontinued operation under SFAS 144.

2006

Sale of Assets to Marvell Technology Group Ltd:

        In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. ("Marvell"). The assets sold included the assets related to the prior acquisition of Advanced Communications Devices Corporation in 2001, and other system-on-chip semiconductors. The Company recognized a gain on this sale of assets of $12.3 million during 2006. The gain was determined based upon total net proceeds less the net book value of assets sold of $2.9 million and the value of the supply agreement of $20.2 million. Included in the cash received was $16.0 million earned by the Company as a result of achieving certain defined milestones. The Company received payment of this $16.0 million in October 2006. Upon satisfaction of certain escrow conditions, the Company received an additional $4.3 million in cash in August 2007 which was recorded in the consolidated statement of operations as gain on divestiture in 2007. In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company's handset products over the next five years. The value allocated to the supply agreement of $20.2 million is included in other current and long-term liabilities, and is being amortized in proportion to the quantities of chipsets purchased under the supply agreement over five years. For the years ended December 31, 2008, 2007 and 2006, approximately $8.8 million, $1.3 million and $1.7 million, respectively, have been amortized against cost of sales.

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS

        Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. There were no available-for-sale securities included in cash and cash equivalents at December 31, 2008 or December 31, 2007. Short-term investments, consisting of bank notes and available-for-sale securities, were $4.3 million and $65.6 million at December 31, 2008 and December 31, 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business. The Company may discount these bank notes with banking institutions in China. A sale of these notes is reflected as a reduction of cash and cash equivalents or short-term investments and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. The Company sold $30.5 million of bank notes, and recorded costs of $0.4 million as a result of discounting the notes, during 2008. There were no bank notes sold during 2007 and 2006, see Note 6.

        Short-term investments decreased at December 31, 2008 from December 31, 2007 primarily due to sale of investments with a carrying value of $42.4 million at December 31, 2007. The available-for-sale securities investments are recorded at fair value (see below). Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings. At December 31, 2008, the long-term investments included $3.3 million of unrealized holding loss which was recorded in accumulated other comprehensive income. There was no unrealized holding gain or loss in short-term investments. At December 31, 2007, the long-term and short-term investments included $1.0 million unrealized holding loss and $36.9 million of unrealized holding gain, respectively.

        The following table shows the break-down of the Company's total investments at December 31, 2008 and December 31, 2007 (in thousands):

	December 31, 2008	December 31, 2007
	(in thousands)
Equity Securities:
Gemdale Company, Ltd	$—	$30,595
Infinera	—	11,759
Global Asia Partners L.P.	—	2,113
Cortina	3,348	3,013
MRV	1,170	3,523
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
FITEL	—	123
PCD LLC	1,600	—
Turnstone	4,800	—
Other	471	1,593

Total Equity Securities	17,691	59,021
Bank notes	4,262	23,275

Total investments	$21,953	$82,296

Short-term investments	$4,262	$65,629
Long-term investments	$17,691	$16,667

Gemdale

        Gemdale Co., Ltd ("Gemdale") is a real estate company that invests and develops properties in China, primarily in Shanghai, Beijing, Shenzhen and Wuhan. The investment was classified as equity securities available-for-sale and recorded at fair value. During 2007, the Company sold a portion of the investment for approximately $54.5 million cash and recorded a gain of $53.7 million in other income (expense), net. During the first quarter of 2008, the Company sold its remaining investment for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $32.9 million cash and recorded a gain of $32.4 million in other income (expense), net. At December 31, 2007, Gemdale was included in short-term investments.

Infinera

        Infinera Corporation ("Infinera") develops optical telecommunications systems using photonic integrated circuits. Infinera became a public company as a result of its initial public offering in June 2007. The investment was classified as an equity security available-for-sale and recorded at fair value. During 2007, the Company recorded a net unrealized gain of $9.9 million, in other comprehensive income, representing the difference between the fair value of the investment on December 31, 2007 and the initial investment amount of $1.9 million. During the first quarter of 2008, the Company sold all of its investment in Infinera for total proceeds of $9.2 million and recognized a gain of $7.3 million in other income (expense), net. At December 31, 2007, Infinera was included in short-term investments.

Global Asia Partners L.P.

        Global Asia Partners L.P. ("GAP") is a venture capital fund formed to make private equity investments in private and pre-IPO technology and telecommunications companies in Asia. Between June 2002 and April 2005, the Company invested a total of $2.6 million in the fund. As of December 31, 2007, the Company owned 49% of the fund's outstanding partnership units and the investment is accounted for under the equity method. Earnings in the equity interest in GAP were $0.1 million and $0.4 million for 2008 and 2007, respectively. There were no earnings recognized in the equity interest in GAP for 2006.

        During the third quarter of 2008, the Company's review of this investment included, but was not limited to, a review of GAP's cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. Based on this review, the Company determined that the carrying value of the investment exceeded the fair value of the investment, and the decline was other-than-temporary. As a result, during the third quarter of 2008, the Company recorded a $2.2 million write-down in the value of this investment in other income (expense), net.

Cortina Systems / ImmenStar

        In September 2004, the Company invested $2.0 million in Series A preferred stock of ImmenStar, Inc. ("ImmenStar"). ImmenStar was a development stage company that designed a chip that was used in the Company's product. This investment was accounted for under the cost method. In February 2007, ImmenStar was acquired by Cortina Systems, Inc. ("Cortina"). In exchange for the Company's investment in ImmenStar, the Company received 3.6 million shares of Series D Preferred Stock of Cortina at $0.837 per share, $1.8 million cash in March 2007 and received an additional 0.4 million shares of Series D Preferred Stock at $0.837 per share and $0.2 million cash from escrow during 2008. As a result of the acquisition, the Company recorded a gain on investment of $2.8 million, in other income, net in 2007 and $0.5 million in 2008. The Company owns approximately 1% interest of Cortina at both December 31, 2008 and 2007 and accounts for the investment in Cortina using the cost method.

MRV/Fiberxon

        On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV Communications ("MRV"), which is a publicly-traded company in an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

active market. In exchange for the Company's interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company received cash consideration of $1.5 million and 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million.

        During 2008 and 2007, the Company recorded an unrealized loss of $2.4 million and $1.0 million, respectively, in other comprehensive income representing the change in fair value of the investment during 2008 and 2007, respectively. Because the Company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired. At December 31, 2008, MRV is the only investment accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" as equity securities available-for-sale and recorded at fair value.

GCT Semiconductor

        In October 2004, the Company invested $3.0 million in GCT Semiconductor, Inc. This investment represents approximately a 2% interest in GCT Semiconductor, Inc., which designs, develops and markets integrated circuit products for the wireless communications industry. This investment is accounted for under the cost method.

Xalted Networks

        In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks ("Xalted"). In March 2006, the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company had a 9% and 11% ownership interest at December 31, 2008 and December 31, 2007, respectively, on a fully diluted basis, in Xalted and accounts for the investment using the cost method.

FITEL

        First International Telecom Corporation ("FITEL"), which was a publicly-traded company in an active market in Taiwan, is a provider of telecommunications and data transmission services in Taiwan and Hong Kong, providing mobile paging, mobile data and wireless services. The Company invested $0.1 million in July 2003 and $2.0 million in March 2008 in FITEL. As of December 31, 2007, the Company had less than 2% of ownership interest in FITEL. During 2007, FITEL was voluntarily temporarily delisted from the publicly-traded market for raising funds through a private placement for developing its new WiMAX business. Prior to the delisting, the investment was accounted for under SFAS 115. During the third quarter of 2008, FITEL filed a petition for reorganization under Taiwanese law. As a result of the filing, management re-evaluated the carrying value of this investment, including reviewing FITEL's cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, management/ownership changes, and competition. Based on this review, the Company recorded a $2.1 million write-down in the value of this investment in other income (expense), net in the third quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PCD LLC

        In connection with the divestiture of PCD, the Company invested $1.6 million in shares of common stock representing approximately a 2.5% ownership interest of PCD LLC. The investment is accounted for under the cost method.

Turnstone

        In October 2008, the Company invested $4.8 million into Turnstone Environment Technologies LLC ("TET"), established in fourth quarter of 2008, in exchange for 5,180,788 Series A Preferred units representing approximately 22% of voting interest at December 31, 2008 and 500,000 Series A Preferred warrants at an exercise price of $0.9265 per unit and with an expiration term of 5 years. The Company is not obligated to make further capital contributions. TET's mission is to secure the licensing rights to environmentally friendly, renewable energy technologies for distribution to various emerging markets, with an initial focus on India. TET is considered as a Variable Interest Entity ("VIE"), where the Company is the primary beneficiary and does not hold a majority voting interest. The asset, the liabilities and operating results of the VIE were determined to be immaterial as of December 31, 2008 and, therefore, has not been consolidated. The creditors of the VIE do not have recourse to the Company, thereby limiting the liability risks associated with the Company's variable interests in the VIE, see Note 20.

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

        FAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly, or quoted prices in less active markets; and (Level 3) unobservable inputs with respect to which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its marketable securities.

        At December 31, 2008, the Company's money market funds and its investment in MRV are recorded at fair value, classified within Level 1 of the fair value hierarchy. The Company has no other financial assets or liabilities that are being measured at fair value at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—RESTRICTED CASH

        At December 31, 2008, the Company had short-term restricted cash of $16.8 million, and had long-term restricted cash of $18.2 million included in other long-term assets. At December 31, 2007, the Company had short-term restricted cash of $6.4 million, and had long-term restricted cash of $20.2 million included in other long-term assets. These amounts primarily collateralize the Company's issuances of standby and commercial letters of credit.

NOTE 6—NOTES RECEIVABLE AND RECEIVABLE PURCHASE AGREEMENT

        The Company accepts bank notes and commercial notes receivable from its customers in China in the normal course of business. The notes are typically non-interest bearing, with maturity dates between three and six months. Bank notes are included in short-term investments. Commercial notes receivable were $11.1 million and $12.6 million at December 31, 2008 and 2007, respectively. The Company may discount these notes with banking institutions in China. A sale of these notes is reflected as a reduction of notes receivable and the proceeds of the settlement of these notes are included in cash flows from operating activities in the consolidated statement of cash flows. Any notes that are sold are not included in the Company's consolidated balance sheets if the criteria for sale treatment established by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," has been met. There were no notes receivable sold during 2008 and 2007.

        In August 2005, the Company entered into a Committed Receivables Purchase Agreement ("Agreement") with a financial institution, whereby the Company could sell up to $100.0 million of its eligible accounts receivable, as defined in the Agreement. In March 2008, the Company terminated the Agreement. No receivables were sold pursuant to this arrangement and no premiums or penalties were incurred by the Company in connection with the termination of this Agreement. The Company recorded immaterial commitment fees during the years ended December 31, 2008, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—BALANCE SHEET DETAILS

        The following tables provide details of selected balance sheet items (in thousands):

	December 31, 2008	December 31, 2007
Inventories:
Raw materials	$15,545	$34,413
Work in process	33,524	35,853
Finished goods	122,238	264,201

Total	$171,307	$334,467

Property, plant and equipment, net:
Buildings	$184,353	$172,370
Leasehold improvements	15,855	18,090
Automobiles	4,855	5,490
Software	39,427	24,532
Equipment and furniture	184,897	197,961
Construction in progress	3,001	13,207

	432,388	431,650
Less: accumulated depreciation	(257,101)	(222,556)

Total	$175,287	$209,094

Other current liabilities:
Accrued contract costs	$37,006	$42,353
Accrued payroll and compensation	39,256	61,203
Warranty costs	29,840	52,734
Accrued other taxes	15,149	17,911
Accrued interest expenses	—	10,255
Accrued advertising	1,545	14,598
Restructuring costs	9,511	3,191
Other	30,739	45,054

Total	$163,046	$247,299

NOTE 8—LONG-LIVED ASSETS

2008

        During the third quarter of 2008, the Company divested intangible assets with a net carrying amount of approximately $15.8 million in connection with the sale of PCD, see Note 3. In the fourth quarter of 2008, the Company decided to exit the CSBU market and recorded a charge of approximately $4.9 million to write-off the remaining unamortized balance of a customer relationships intangible asset arising from the Company's previous acquisition of Commworks. As a result the Company's consolidated balance sheet at December 31, 2008 contains no balances for finite-lived intangible assets subject to amortization.

        During the fourth quarter of 2008, the Company's internal forecasts were revised downwards as to take account of the rapidly deteriorating business environment. In addition, the combined effect of recurring operating losses and a sustained decline in the Company's stock price were determined, in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate, to be a "significant adverse change in the business climate", which is a triggering event for long-lived assets impairment analysis.

        The Company determined its long-lived asset groups, which the Company considers to be "held and used" in its operations, based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The asset groups consist of the Company's operating segments and entity-wide assets such as the Company's China headquarters building. Estimates of future cash flows developed during the 2009 budgeting process indicated that each of the Company's business segments had an inability to fully recover the carrying value of each segment's assets and on an entity-wide level had an inability to fully recover the carrying value of the asset group. Accordingly, the Company tested the carrying values at December 31, 2008 of all of its property, plant and equipment for impairment. For all asset groups except the Company's China headquarters building, the testing involved estimating the fair value in an exchange transaction of each asset group, comparing such fair value to the carrying value of the asset grouping, and recording impairment charges to reduce the carrying value to estimated fair value in those cases where the pre-impairment carrying value of an asset group was above its estimated fair value.

        The Company made various estimates as discussed below, which management believes to be both reasonable and appropriate, in determining the estimated fair values of the Company's asset groups at December 31, 2008. In concluding on fair values management also considered, in part, the results of appraisals made as of December 31, 2008 by valuation firms of the fair value of the Company's facility in Hangzhou, China and certain of the Company's equipment and furniture, software, automobiles and leasehold improvements which the Company obtained to confirm the reasonableness of its estimates.

        The Company's manufacturing, research and development, and administrative offices facility in Hangzhou, China, which had a carrying value of approximately $167.4 million at December 31, 2008, was the largest single asset subject to impairment testing. Management initially considered whether using comparable market transaction activity (market comparison approach) to estimate the current fair value of the Hangzhou facility would be both feasible and sufficiently objective in the circumstances but discovered the secondary market for similar industrial properties from which to derive sales data was not sufficiently robust to place primary reliance on this valuation approach. Therefore, management primarily used the income capitalization approach to estimate fair value; this valuation approach involves estimating a current market rental for the facility through an analysis of rents of similar facilities, either in the locality or in comparable districts, and then using an applicable capitalization rate to estimate fair value. This resulted in determining the estimated fair value for the Hangzhou facility to be approximately $183.2 million at December 31, 2008, or approximately $15.8 million greater than the carrying value. No impairment charge was recorded as the estimated fair value of the Hangzhou facility exceeded carrying value.

        The Company also tested individually significant equipment and furniture, software, automobiles and leasehold improvements located in China, India, Japan, Korea, and the United States for impairment, primarily using the cost approach to estimate related fair values. To determine each tested asset's estimated fair value at December 31, 2008, adjustment factors were applied to the asset's original cost first to estimate current replacement cost and then to estimate deductions from the estimated current replacement costs to recognize the effects of deterioration and obsolescence from all causes as well as de-installation costs. This effort resulted in an impairment charge of approximately $22.3 million, which consisted of $11.9 million for the Company's enterprise resource planning ("ERP") system, $6.7 million for equipment and furniture and $3.7 million primarily for capitalized software.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying values of the Company's property, plant and equipment may arise in 2009 if the Company is unable to achieve operating results anticipated by the Company's 2009 financial plan.

2007

        In 2007, in light of then current market conditions, management conducted an in-depth strategic analysis, which was completed in the fourth quarter of 2007, to define a new corporate strategy. In its review management challenged the key assumptions in the Company's overall strategic business and manufacturing capacity plans in light of continued declines in the Company's revenues, excluding the PCD segment, which appeared to be persistent. As a result, the Company revised its near and medium term revenue expectations downward significantly to take into account persistent weak global and industry economic conditions, the new strategic direction, as well as the declines in revenues the Company had experienced. The material changes in the Company's outlook and plans, which the Company was first able to quantify in the fourth quarter of 2007 as a result of the strategic review and its 2008 budgeting process, triggered an impairment review of its long-lived assets.

        Based upon its 2007 goodwill impairment assessment, the Company recorded goodwill impairment charges of approximately $3.1 million during the year ended December 31, 2007. The impairment charges represented the excess of the carrying amount of the goodwill of the Other segment over its implied fair value. The consolidated balance sheets as of December 31, 2008 and 2007 contain no goodwill balances.

        The Company also determined that estimated undiscounted cash flows within the Other segment were not sufficient to recover the carrying value of certain long-lived assets. The Company calculated the estimated fair values of intangible assets subject to amortization in the Other segment using expected discounted future cash flows and recorded an asset impairment charge of approximately $10.5 million for the customer relationships and $5.2 million for the existing technology intangible assets. An approximate $1.1 million impairment charge was recorded to recognize impairment in the carrying value of certain equipment in the Other segment as well.

        As of December 31, 2008 and 2007, intangible assets consisted of the following:

	December 31, 2008		December 31, 2007
	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount
	(in thousands)
Existing technology	$—	$—	$34,316	$473
Customer relationships	—	—	46,762	22,086
Trade names	—	—	4,940	—
Non-compete agreement	—	—	10,800	2,250

	$—	$—	$96,818	$24,809

        Amortization expense was $4.1 million, $16.0 million and $18.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2006, the Company did not record any impairment charges related to technology intangible assets because there were no circumstances or events that occurred which indicated a possible impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—DEBT

        The following represents the outstanding borrowings at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
	(in thousands)
Bank loans	$—	$47,981
Capital lease obligations, at 4.7%-10.0%	—	581
Convertible subordinated notes, due March 1, 2008	—	274,600

Total Debt	$—	$323,162
Long-term debt	—	333

Short-term debt	$—	$322,829

        At December 31, 2008, the Company had no bank loans outstanding. At December 31, 2007, the Company had loans with various banks totaling $48.0 million with interest rates ranging from 5.75% to 7.10% per annum.

        At December 31, 2008, the Company had a credit facility in China totaling $263.8 million, of which $146.6 million was for working capital purposes and the remaining $117.2 million was for use in support of letters of credit and corporate guarantees. This facility was entered into during the third quarter of 2008 and requires collateralization for working capital draws in excess of $29.3 million and/or non-working capital draws in excess of $44.0 million. As of December 31, 2008, $219.0 million of the total credit facility remained available. This China line of credit expires in the third quarter of 2009. As of December 31, 2008, the Company had not guaranteed any debt not included in the condensed consolidated balance sheet.

        On March 21, 2008, the Company entered into a credit agreement providing for a $75.0 million secured revolving credit facility that was subject to an accounts receivable and inventory borrowing base formula and was used during the second quarter of 2008 to fund the Company's general working capital requirements. During the second quarter, the Company repaid all outstanding borrowings under this credit agreement. On June 30, 2008, in connection with the entry into an agreement for the sale of PCD (see Note 3), the Company terminated the commitments under the credit agreement. Upon termination of the credit agreement, the Company expensed the remaining unamortized debt issuance costs of approximately $1.1 million.

        On March 12, 2003, the Company completed an offering of $402.5 million of 7/8% convertible subordinated notes due March 1, 2008 to qualified buyers pursuant to Rule 144A under the Securities Act of 1933. The notes were convertible into the Company's common stock, under certain conditions, at a conversion price of $23.79 per share and were subordinated to all present and future senior debt of the Company. At the initial conversion price, each $1,000 principal amount of notes will be convertible into 42.0345 shares of common stock. Expenses associated with the convertible subordinated notes issuance were $11.7 million and were recorded in other long-term assets and were amortized over the life of the notes.

        Concurrent with the issuance of the convertible notes, the Company entered into a convertible bond hedge and a call option transaction. The convertible bond hedge, as amended, allowed the Company to purchase 11.5 million shares of its common stock at $23.79 per share from the other party to the agreement. The written call option, as amended, allowed the holder to purchase 11.5 million shares of the Company's common stock from the Company at $32.025 per share. Both the bond hedge and call option transactions expired on March 1, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company recorded these instruments at cost, and their carrying value at December 31, 2007 equaled their original cost as adjusted for amendments related to the early extinguishment of debt. The convertible bond hedge and call option transactions were expected to reduce the potential dilution from conversion of the notes. The options have been included in stockholders' equity in accordance with the guidance in EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        Effective January 9, 2007, the Company and the holders of the remaining $274.6 million of convertible subordinated notes entered into a First Supplemental Indenture, providing that any failure by the Company to comply with certain provisions of the original agreement will not result in a default or an event of default through May 31, 2007. The convertible subordinated notes accrued an additional 6.75% per annum in special interest from and after January 9, 2007 to the March 1, 2008 maturity date of the notes. Payments of the special interest were made in addition to and at the same time and in the same manner as regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest. As a result of the First Supplemental Indenture, the convertible subordinated notes bore a stated interest rate of 7.625%.

        Subsequently, the Company solicited and obtained the requisite consents from the holders of the notes to a waiver, effective July 26, 2007, of any default which may have occurred prior to such date due to the delay in filing and non-compliance with certain covenants, and the Company entered into a Second Supplemental Indenture with the Trustee, dated July 26, 2007, after receiving consent from holders of more than 50% of the outstanding aggregate principal amount of the convertible subordinated notes in connection with the Company's consent solicitation announced July 19, 2007. The Second Supplemental Indenture provided that the convertible subordinated notes accrue additional interest at a rate of (a) 6.75% per annum in special interest from and after January 9, 2007 to and including July 25, 2007, and (b) 10% per annum in special interest from and after July 26, 2007 to the date the notes are paid, prepaid, redeemed, converted or otherwise cease to be outstanding. The special interest rate provided by the Second Supplemental Indenture represented an increase of 3.25% per annum over the special interest rate of 6.75% provided by the First Supplemental Indenture. As a result of the Second Supplemental Indenture, the convertible subordinated notes had a stated interest rate of 10.875%. Payments of special interest were made in addition to, and at the same time and in the same manner as, regularly scheduled payments of interest to holders entitled to such regularly scheduled payments of interest.

        On March 3, 2008, the Company repaid the convertible subordinated notes of $289.5 million which included a principal payment of $274.6 million and the accrued interest of $14.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—WARRANTY OBLIGATIONS AND OTHER GUARANTEES

        Warranty obligations, included in other current liabilities are as follows (in thousands):

Balance at December 31, 2005	$79,227
Accruals for warranties issued during the period	38,148
Settlements made during the period	(50,967)

Balance at December 31, 2006	$66,408
Accruals for warranties issued during the period	32,987
Settlements made during the period	(46,661)

Balance at December 31, 2007	$52,734
Accruals for warranties issued during the period	16,665
Settlements made during the period	(29,435)
Warranty obligations divested upon the sale of PCD	(10,124)

Balance at December 31, 2008	$29,840

        During 2005, the Company recorded a special warranty charge for equipment sold to Softbank during 2003 and 2004. Since the agreement to repair these parts exceeded the Company's normal warranty terms, the Company recorded special warranty charges of $11.7 million for certain asynchronous digital subscriber line ("ADSL") products, $4.0 million primarily for multi-service optical transport product ("NetRing™") equipment and $14.9 million for Gigabit Ethernet Passive Optical Network ("GEPON") equipment. During 2006, the Company recorded an additional warranty charge of $5.6 million, consisting of $2.9 million for the NetRing equipment and $2.7 million for the GEPON equipment sold to Softbank, based on the results of the Company's analysis of warranty costs incurred and revised estimates of the remaining liability. During 2007, the NetRing reserve was reduced by $2.3 million based on the change in scope of the project, warranty cost incurred and estimated remaining liability. In addition, a previously established reserve of $2.5 million in 2005 was reversed in 2007 due to the cancellation of a retrofit project. The remaining reserve balance related to Softbank special warranty costs is $1.5 million at December 31, 2008.

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

NOTE 11—PROVISION FOR INCOME TAXES

        United States and foreign income (loss) before income taxes and minority interest were as follows:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
United States	$(38,100)	$(114,610)	$(177,762)
Foreign	(105,637)	(50,855)	43,835

	$(143,737)	$(165,465)	$(133,927)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Current
Federal	$(26)	$—	$—
State	(8)	(4)	7
Foreign	13,561	20,994	(13,808)

Total Current	$13,527	$20,990	$(13,801)
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(6,440)	11,908	(1,223)

Total Deferred	(6,440)	11,908	(1,223)

Total	$7,087	$32,898	$(15,024)

        The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48") on January 1, 2007.

        As of December 31, 2008, the Company's gross unrecognized tax benefits totaled $92.8 million and are included in Other Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $82.1 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $10.7 million. The total unrecognized tax benefits and increase for the current period of these unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company's global operations.

        As of December 31, 2007, the Company's gross unrecognized tax benefits totaled $79.7 million and are included in Other Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $71.3 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $8.4 million. The total unrecognized tax benefits and increase for the current period of these unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company's global operations.

        The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.2 million as of December 31, 2007 and approximately $3.9 million as of December 31, 2008.

        The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company's income tax returns for the 2003, 2004, and 2005 tax years were audited by the United States Internal Revenue Service. The Company has paid $0.2 million during the year in connection with the audit. The Company is also under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company's tax years for 1998 through 2008 are still open for examination in China. The Company's tax years for 2003 through 2008 are still open for examination in the United States. The Company believes that it is reasonably possible that the amount of gross unrecognized tax benefits related to the resolution of income tax matters could be reduced by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximately $26.6 million during the next 12 months as income tax audits are settled and statute of limitations expire. The portion of the $26.6 million of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $1.3 million.

        FIN 48 established criteria for recognizing or continuing to recognize only more-likely-than not tax positions, which may result in income tax expense volatility in future periods. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company's accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

        A summary of the Company's unrecognized tax benefits is as follows:

	Years ending December 31,
	2008	2007
	(in thousands)
Beginning balance-gross unrecognized tax benefits (UTB's)	$79,678	$79,667
Additions based on tax positions related to the current year	11,916	8,764
Reductions based on tax positions related to the current year	—	(8,559)
Additions for tax positions related to prior years	1,962	661
Reductions for tax positions related to prior years	(783)	(855)
Settlements	—	—
Lapse of statute of limitations	—	—

Ending balance—gross unrecognized tax benefits (UTB's)	92,773	79,678
UTB's as a credit in deferred taxes	(78,344)	(67,586)
Federal benefit of state taxes	(3,767)	(3,718)

UTB's that would impact the effective tax rate	$10,662	$8,374

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the components of net deferred tax assets is as follows:

	December 31, 2008	December 31, 2007
	(in thousands)
Deferred Tax Assets
Allowances and reserves	$70,896	$67,837
Deferred revenue and customer advances, net	23,197	26,687
Net operating loss carryforward	142,341	135,509
Tax credit carryforwards	74,555	53,387
Capital loss carryforwards	17,749	0
Writedown/amortization of intangible assets and goodwill	34,812	67,946
Fixed assets	18,950	13,211
Demo equipment income	4,485	7,290
Accrued warranties	3,931	10,429
Other	17,346	6,920

Total Deferred Tax Assets	$408,262	$389,216
Deferred Tax Liabilities
Prepaid expense	$(5,882)	$(2,162)
Deferred taxes on unremitted earnings of subsidiaries	(32,987)	(40,773)
Other	(3,131)	(9,808)

Total Deferred Tax Liabilities	(42,000)	(52,743)

Total Deferred Tax Assets (Liabilities)	366,262	336,473

Less: Valuation Allowance	(363,676)	(342,961)

Total Deferred Tax Assets (Liabilities)	$2,586	$(6,488)

        Under APB 23 "Accounting for Income Taxes—Special Areas," deferred income taxes must be provided on the unremitted earnings of foreign subsidiaries unless such earnings are deemed to be permanently reinvested outside the United States. In 2008, the Company has a U.S. deferred income tax liability of $33.0 million on foreign earnings of $150.1 million that it considers to not be permanently reinvested outside the United States.

        As of December 31, 2008, the Company still has undistributed earnings of approximately $51.8 million from investments in foreign subsidiaries that are considered permanently reinvested. The determination of the amount of deferred taxes on these earnings is not practicable since the computation would depend on a number of factors that cannot be known until a decision to repatriate the earnings is made.

        As of December 31, 2008, the Company's U.S. federal net operating loss carryforwards were $213.8 million and expire in varying amounts between 2025 and 2028. As of December 31, 2008, state net operating loss carryforwards were $138.0 million and expire in varying amounts between 2010 and 2028. The Company has concluded that these federal and state net operating losses did not meet the more likely than not standard contained in SFAS No. 109, "Accounting for Income Taxes," ("SFAS 109") and has therefore placed a $83.6 million valuation allowance against the related deferred tax assets. In the event the tax benefits related to the valuation allowance are realized, an immaterial amount would be credited to paid-in capital. As of December 31, 2008, the Company also had net operating loss carryforwards ("NOLs") in China of approximately $217.2 million. The China net operating loss carryforwards will expire in varying amounts between 2010 and 2013. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

also concluded that these China net operating losses did not meet the more likely than not standard contained in SFAS 109 and has therefore placed a $44.7 million valuation allowance against the related deferred tax assets. As of December 31, 2008, the Company had NOLs in countries other than the U.S. and China. These NOLs are approximately $87.2 million. The majority of the NOLs do not expire and can be carried forward indefinitely. However, the Company concluded these losses did not meet the more likely than not standard contained in SFAS 109 and has therefore placed a valuation allowance of $13.4 million against the related deferred tax assets.

        As of December 31, 2008, the Company has U.S. alternative minimum tax credit carryforwards of $1.0 million which have an indefinite life. The Company also has U.S. research and development credit carryforwards of $14.4 million, $2.5 million of the credits have an indefinite life and $11.9 million of the credits expire in varying amounts between 2010 and 2028. The Company has U.S. foreign tax credits of $58.8 million which expire in varying amounts between 2012 and 2018. The Company has concluded that these U.S. tax credit carryforwards did not meet the more likely than not standard contained in SFAS 109 and has therefore placed a $74.2 million valuation allowance against the related deferred tax assets. As of December 31, 2008, the Company has foreign research and development credit carryforwards of $0.4 million which expire in 2018. The Company also has concluded that these foreign research & development credit carryforwards did not meet the more likely than not standard contained in SFAS 109 and has therefore placed a $0.4 million valuation allowance against the related deferred tax assets.

        The difference between the Company's effective income tax rate and the federal statutory rate is reconciled below:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Federal tax expense (benefit) at statutory rate	$(50,308)	$(57,913)	$(46,874)
State tax expense (benefit), net of federal income tax benefit	2,410	(5,587)	(6,818)
Tax Benefit of Convertible Debentures	(1,223)	(6,990)	(6,396)
Stock Compensation Expense	3,549	2,245	3,577
Other Permanent Differences	8,209	405	70
Effect of Differences in Foreign Tax Rates	53,012	29,506	18,133
Tax on Unremitted Earnings of Subsidiaries	(10,695)	(3,170)	43,943
Tax Settlements	—	—	(28,976)
Effect of Tax Rate Changes on Deferred Taxes	13,803	(27,104)	—
Change in Deferred Tax Valuation Allowance	12,623	105,455	13,918
Tax Credits	(24,870)	(7,207)	(6,466)
Other	577	3,258	865

Total Tax Expense/(Benefit)	$7,087	$32,898	$(15,024)

        On March 16, 2007, China's top legislature, the National People's Congress, passed the China Corporate Income Tax Law (the "CIT Law"). The CIT Law became effective on January 1, 2008. Under the CIT Law, China's dual tax system for domestic enterprises and foreign investment enterprises ("FIEs") was effectively replaced by a unified system. The new law establishes a tax rate of 25% for most enterprises and a reduced tax rate of 15% for certain qualified high technology enterprises.

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

        The CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises. For FIEs established before the promulgation of the new law who currently enjoy lower tax rates, any increase in their tax rates would be gradually phased in over five years. During the fourth quarter of 2008, two of the Company's China subsidiaries, HUTS and UTSC, were approved for the reduced 15% tax rate. The approval lasts for three years and is retroactive to January 1, 2008.

        In 2008, the $13.8 million tax expense for the effect of tax rate changes is attributable to the revaluation of the Company's deferred tax assets in China related to decrease in tax rates due to the HUTS and UTSC qualifying for the reduced 15% tax rate in 2008 discussed above. In 2007, the $27.1 million tax benefit for the effect of tax rate changes is attributable to the revaluation of the Company's deferred tax assets in China related to increase in tax rates due to the passage of the new law discussed above. Based on the CIT Law as of December 31, 2007, the Company's subsidiaries had not qualified for the reduced 15% tax rate. In 2006, the tax on unremitted earnings of $43.9 million is attributable to recording U.S. deferred income taxes on foreign earnings of $206.5 million that the Company considers to not be permanently reinvested outside the United States.

        In establishing its deferred income tax assets and liabilities, the Company makes judgments and interpretations based on the enacted tax laws and published tax guidance applicable to its operations as well as the amount and jurisdiction of future taxable income. The Company records deferred tax assets and liabilities and evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. As of September 30, 2005, the Company did not believe it was more likely than not that it would generate a sufficient level and proper mix of taxable income within the appropriate period to utilize all the deferred tax assets in China and the United States. As a result of the review undertaken at September 30, 2005, the Company has concluded that it was appropriate to establish a full valuation allowance for the net deferred tax assets in China and the United States wherein the cumulative losses weigh heavily in the overall assessment.

        In 2008, the change in deferred tax valuation allowance of $12.6 million is primarily attributable to the tax expense related to continuing to provide a full valuation allowance on the Company's net deferred tax assets at December 31, 2008 in the United States and China. In 2007, the change in deferred tax valuation allowance of $105.5 million is primarily attributable to the tax expense related to continuing to provide a full valuation allowance on the Company's net deferred tax assets at December 31, 2007 in the United States and China.

        In 2008, the income tax benefit of $24.9 million related to tax credits is primarily attributable to an increase in the amount of foreign tax credits generated in the United States due to foreign withholding taxes paid and repatriations of dividends from the Company's foreign operations.

        In 2006, the Company recorded a $29.0 million income tax benefit related to the settlement of a tax audit in China for the 2003 through 2005 tax years for UTStarcom Telecom Co., Ltd. ("HUTS") and Hangzhou UTStarcom Telecom Co., Ltd ("HSTC"), two of its subsidiaries in China and the acceptance of its tax holiday for HSTC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—COMMON STOCK AND STOCK INCENTIVE PLANS

Stock IncentivePlans

        At December 31, 2008, the Company has the stock incentive plans described below. Substantially all outstanding awards are subject to potential accelerated vesting in the event of a change in control of the Company. The Company repurchases and cancels shares of its common stock forfeited with respect to the tax liability associated with certain vesting of restricted stock and restricted stock unit grants under these plans.

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

        The maximum aggregate number of shares that may be awarded and sold under the 2006 Plan is 4,500,000 shares plus (i) any shares that have been reserved but remain unissued under the Prior Plans as of July 21, 2006, and (ii) any shares subject to stock options or similar awards granted under the Prior Plans that expire or become exercisable without having been exercised in full and shares issued pursuant to awards granted under the Prior Plans that are forfeited to or repurchased by the Company. As of December 31, 2008, the number of shares transferred from the Prior Plans to the 2006 plan totaled 20,900,238. As of December 31, 2008, options to purchase 4,174,301 shares of common stock were outstanding under the 2006 Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock). The Administrator will determine the terms and conditions of all other Awards granted under the Plan.

Prior Plans—The 1997 Stock Plan, 2001 Director Option Plan, and 2003 Non-Statutory Stock Option Plan:

The 1997 Stock Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of common stock and stock purchase rights under the 1997 Stock Plan ("1997 Plan"). The 1997 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2008, there were options to purchase 3,632,600 shares of common stock outstanding under the 1997 Plan.

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

2001 Director Option Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, those directors who were not employees of the Company ("Outside Directors") were eligible to receive options to purchase shares of common stock under the 2001 Director Option Plan ("2001 Plan"). The 2001 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2008, there were options to purchase 360,000 shares of common stock outstanding under the 2001 Plan. The Compensation Committee was the administrator of the 2001 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2003 Nonstatutory Stock Option Plan:

        Prior to the implementation of the 2006 Plan on July 21, 2006, directors, officers, employees and consultants of the Company and its affiliates were eligible to receive options to purchase shares of the Company's common stock under the 2003 Nonstatutory Stock Option Plan ("2003 Plan"). Only nonstatutory stock options, which would not qualify for favorable federal income tax treatment under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended, could be granted under the 2003 Plan. The 2003 Plan was terminated in July 2006 effective upon stockholder approval of the 2006 Plan. As of December 31, 2008, options to purchase 594,635 shares of common stock were outstanding under the 2003 Plan.

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

Stock Award and Stock Option Activity

        In past years, the Company has granted equity awards consisting primarily of stock options. During fiscal 2008, the Company granted equity awards using a mixture of restricted stock units, restricted stock, and stock options. As of December 31, 2008, 2007, and 2006, the number of shares of common stock available for issuance pursuant to future grants under equity compensation plans was 10,710,921, 5,973,324 and 11,238,850, respectively.

        On October 1, 2008, the Company completed a tender offer to exchange certain outstanding employee stock options to purchase shares of the Company's common stock. Eligible for exchange were outstanding options, vested or unvested, held by current employees (excluding directors and executive officers) and granted under the Company's 1997 Stock Plan with an exercise price greater than or equal to $6.00 per share, which included options with an exercise price less than the fair market value of the Company's common stock on the date of grant. Subject to the terms and conditions of the tender offer, the Company accepted for exchange and cancelled options to purchase an aggregate of 6,072,818 shares with a weighted average exercise price of $14.15 per share, and issued new options to purchase an aggregate of 1,983,920 shares with an exercise price of $3.24 per share, the closing stock price of the Company's common stock on October 1, 2008. The new options were granted under the Company's 2006 Equity Incentive Plan and generally vest over two years. Because of the exchange ratio, the number of options canceled pursuant to the offer exceeded the number of options to be granted in connection with the offer. As a result, no incremental expense was recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        There was no incremental compensation expense resulting from the completion of the tender offer.

        The following summarizes the Company's stock options activity:

	Number of shares outstanding	Weighted average exercise price
Options Outstanding, January 1, 2006	19,908,010	$18.34
Options Granted	5,430,957	6.14
Options Exercised	(281,077)	1.39
Options Forfeited or Expired	(5,424,040)	19.04

Options Outstanding, December 31, 2006	19,633,850	$15.01
Options Granted	1,637,475	4.59
Options Exercised	(2,246)	0.25
Options Forfeited or Expired	(3,621,962)	15.67

Options Outstanding, December 31, 2007	17,647,117	$13.91
Options Granted	2,888,060	3.20
Options Exercised	(61,923)	2.05
Options Forfeited or Expired	(11,705,950)	14.52

Options Outstanding, December 31, 2008	8,767,304	$9.63

        In November 2007, the Compensation Committee granted 962,249 shares of performance-based restricted stock units to certain senior executive officers. On February 26, 2008, the Committee determined, based on the Company's and each executive officer's level of performance during the Company's 2007 fiscal year, that 783,324 shares underlying the previously granted performance-based restricted stock units had been earned, with 50% vesting immediately and 50% vesting on February 28, 2009. Each performance-based restricted stock unit has a fair value of $2.99 per share, which equals the closing price of the Company's common stock on the NASDAQ Stock Market on the measurement date of February 26, 2008. In February 2008, the Compensation Committee also granted an additional 1,073,333 performance-based awards to certain senior executive officers, subject to the attainment of goals determined by the Compensation Committee. During the third quarter of 2008, 233,333 of these contingently issuable shares were forfeited as a result of employee terminations. The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company's stock price as these awards are "marked to market" at each reporting period prior to the date of the Compensation Committee's determination on performance.

        Under the 2006 and 1997 Plans, the Company granted restricted stock awards. Restricted stock awards are nonvested stock awards that may include grants of restricted stock or grants of restricted stock units. Such awards generally vest over a period of one to four years from the date of grant. Restricted stock has the voting rights of common stock and the shares underlying restricted stock are considered to be currently issued and outstanding. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding. The expense for such awards is based on the fair market value of the shares at the date of grant and is recognized on a straight-line basis over the requisite service period. The weighted average fair value of restricted stock awards granted under our equity incentive plans during the years ended December 31, 2008, 2007 and 2006 was $2.91, $2.96 and $7.69, respectively. The grant of restricted stock awards is deducted from the shares available for grant under the Company's stock plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Nonvested restricted stock as of December 31, 2007 and changes during the year ended December 31, 2008 are summarized below:

Restricted stock awards activity	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2007	6,370	$3.09
Granted	6,022	$2.91
Vested	(2,633)	$3.07
Forfeited	(3,047)	$3.05

Total nonvested at December 31, 2008	6,712	$2.96

        During the year ended December 31, 2008, 2.6 million shares of restricted stock awards vested. The total fair value of restricted stock awards vested, as measured on the date of vesting, during the year ended December 31, 2008 was $8.4 million. The Company also granted 6.0 million restricted stock awards.

        During the year ended December 31, 2007, 1.4 million shares of restricted stock awards vested. The total fair value of restricted stock vested during the year ended December 31, 2007 was $4.8 million. The Company also granted 7.3 million shares of restricted stock awards.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2008 (in thousands, except years and share prices):

		Stock Options Outstanding				Stock Options Exercisable
Range of exercise price		Number outstanding	Weighted- average exercise price per share	Aggregate intrinsic value	Weighted- average remaining contractual life (in years)	Number Exercisable	Weighted- average exercise price per share	Aggregate intrinsic value
$0.06	$1.85	7	$0.21	$11	0.95	7	$0.21	$11
$1.88	$3.20	1,797	$3.02	—	5.93	665	$3.05	—
$3.24	$3.24	1,854	$3.24	—	5.87	0	—	—
$3.25	$4.50	899	$3.88	—	3.59	541	$4.24	—
$4.72	$6.25	881	$6.18	—	7.13	715	$6.23	—
$6.31	$10.53	877	$7.97	—	6.60	792	$8.00	—
$11.07	$19.04	927	$14.42	—	3.82	877	$14.43	—
$19.20	$28.55	1,198	$26.04	—	3.87	1,198	$26.04	—
$29.22	$43.02	277	$37.04	—	4.95	277	$37.04	—
$45.21	$45.21	50	$45.21	—	4.64	50	$45.21	—

$0.06	$45.21	8,767	$9.63	$11	5.33	5,122	$13.96	$11

Options exercisable and expected to vest December 31, 2008		8,115	$10.14	$11

        The intrinsic value represents the total pre-tax intrinsic value and is calculated as the difference between the market value as reported by NASDAQ on December 31, 2008 of $1.85 and the exercise price of the in-the-money shares. During the years ended December 31, 2008 and 2007, the total pre-tax intrinsic value of options exercised was negligible, and during the year ended December 31, 2006 the total pre-tax intrinsic value of options exercised was $0.5 million, determined as of the date of the exercise. The weighted average remaining contractual life of options exercisable was 4.0 years, and the weighted average remaining contractual life of options expected to vest was 4.7 years as of December 31, 2008.

2000 Employee Stock Purchase Plan:

        In February 2000, the Company's stockholders approved the 2000 Employee Stock Purchase Plan ("ESPP"). The purchase plan is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Company has reserved 1,180,261 shares of common stock for sale under the stock purchase plan at December 31, 2008. The stock purchase plan is administered by the Board or a committee appointed by the Board.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Prior to January 1, 2006, stock-based payment awards were amortized on an accelerated basis by treating each vested tranche as a separate stock option grant (graded vesting). Following adoption of SFAS 123(R) on January 1, 2006, all stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of stock-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
Stock Options:	2008	2007	2006
Expected term in years	3.7	4.5	4.0
Weighted average risk-free interest rate	2.31%	3.83%	4.66%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	63%	62%	57%

	Years ended December 31,
ESPP Shares:	2008	2007	2006
Expected term in years	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Weighted average risk-free interest rate	1.67%	3.46%	4.42%
Expected dividend rate	0.0%	0.0%	0.0%
Volatility	64%	61%	63%

        At December 31, 2008, there was approximately $22.1 million of total unrecognized compensation cost, as measured, related to non-vested stock options and restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.3 years. The weighted average fair value of options granted under the stock plans during the years ended December 31, 2008, 2007 and 2006 was $1.46, $1.64 and $3.07 per share, respectively. The 2008 stock-based compensation expense includes approximately $1.5 million resulting from award modifications related to the retirement of one of the Company's executives.

        The following table summarizes the stock-based compensation expense recognized in the Company's consolidated statement of operations:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Cost of net sales	$1,306	$697	$811
Selling, general and administrative	15,652	7,988	13,026
Research and development	3,607	4,107	2,755

Grand Total	$20,565	$12,792	$16,592

        At December 31, 2008, there was no stock-based compensation capitalized within inventory. Stock-based compensation for 2008 includes $2.5 million of charges relating to prior periods resulting from the correction of the forfeiture rate application. The impact of recording these prior-period charges on the prior and current periods is not material.

NOTE 13—401(K) PLAN

        On January 1, 2000, the Company adopted the UTStarcom, Inc. 401(k) Savings Plan ("401(k) Plan"), a cash-or-deferred arrangement, which covers the Company's eligible employees who have attained the age of 21. The Company contributed $0.50 for each dollar contributed by qualified employees to the 401(k) Plan, to a maximum of $5,500 for the 2008, 2007 and 2006 plan years. The Company's matching contributions are subject to a five-year vesting schedule based upon longevity of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee service with the Company. Matching contributions were $1.9 million, $2.5 million and $2.7 million, for 2008, 2007, and 2006, respectively.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases certain facilities under non-cancelable operating leases that expire at various dates through 2013. The minimum future lease payments under the leases at December 31, 2008 were as follows:

Operating
(in thousands)
Years ending December 31:
2009	10,854
2010	4,466
2011	1,956
2012	1,352
2013	617

Total minimum lease payments	$19,245

        Rent expense for the years ended December 31, 2008, 2007 and 2006 was $17.3 million, $19.9 million and $21.3 million, respectively.

Contractual obligations and commercial commitments

Letters of credit:

        The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments. As of December 31, 2008, the Company has approximately $73.5 million outstanding under letters of credit, $55.3 million of which are due in less than a year and $18.2 million of which are due in one to three years. When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process. In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees. The standby letters of credit usually expire without being drawn by the beneficiary thereof. Finally, the Company may issue commercial letters of credit in support of purchase commitments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

maximum potential future payments under these guarantees. The Company has not accrued any amounts in relation to these provisions as no such claims have been made and the Company believes it has valid enforceable rights to the intellectual property embedded in its products.

Uncertain Tax Positions

        Effective January 1, 2007, the Company adopted the provisions of FIN 48. As of December 31, 2008, the Company's gross unrecognized tax benefits totaled $92.8 million and are included in Other Long Term Liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $82.1 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company's net income is approximately $10.7 million.

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

        On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants' motion and dismissed plaintiffs' Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants' motion and dismissed plaintiffs' Third Amended Complaint. The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008. On June 13, 2008, consistent with the Court's March 14, 2008 dismissal order, the Company and the individual defendants filed objections to the form and content of the Fourth Amended Complaint. On July 24, 2008, the Court overruled the objections. On September 8, 2008, the Company and the individual defendants filed a motion to dismiss and a motion to strike certain allegations from the Fourth Amended Complaint.

        On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company's historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint. On April 14, 2008, the Court granted defendants' motion to dismiss the amended complaint. The Court

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008 which was filed by the lead plaintiff on May 16, 2008. On June 6, 2008, defendants filed a motion to dismiss the second amended complaint. On August 21, 2008, the Court granted in part and denied in part the motion to dismiss.

        Due to the preliminary status of these lawsuits and uncertainties related to litigation, management is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management is unable at this time to estimate the effects of these complaints on the Company's financial position, results of operations, or cash flows.

Governmental Investigations

        On May 1, 2008, the U.S. Securities and Exchange Commission (the "SEC") announced a final settlement agreement with the Company in connection with an investigation commenced by the SEC in September 2005. The investigation involved the Company's financial disclosures during prior reporting periods, historic option grant awards practices, certain historical sales contracts in China and other matters. Without admitting or denying the allegations in the SEC's complaint, the Company consented to a permanent injunction against any future violations of certain books-and-records and internal control provisions of the federal securities laws. No monetary penalties were assessed against the Company. In connection with the same investigation, Mr. Lu, the Company's Chief Executive Officer at the time of the settlement and the current Chairman of the Board of Directors, individually entered into a settlement agreement with the SEC. Without admitting or denying the allegations in the SEC's complaint, Mr. Lu agreed to pay a civil penalty of $100,000 and consented to a permanent injunction on similar terms as the Company.

        In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (the "DOJ") allegations that an agent of the Company's Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the "FCPA"). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and SEC regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company had sponsored. The SEC has indicated it regards travel arrangements provided to customers in China in connection with certain systems contracts, and other conduct, as violations. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. The Company is unable to reasonably estimate the total amount of loss, if any, associated with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

proceedings. A judgment against the Company may have a material adverse effect on the Company's financial position, results of operations and cash flows.

Shareholder Derivative Litigation

        On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company's current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants' demurrer, overruled the Company's demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants' demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, the Company and the individual defendants filed demurrers against the second amended complaint.

        Due to the preliminary status of this complaint and uncertainties related to litigation, management of the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management of the Company is unable at this time to estimate the effects of this complaint on the Company's financial position, results of operations, or cash flows.

IPO Allocation

        On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company's directors and officers and various underwriters for the Company's initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company's common stock between March 2, 2000 and December 6, 2000. The Company's directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including the Company, was submitted to the court for approval. The terms of the settlement, if approved, would have dismissed and released all claims against the participating defendants (including the Company). In August 2005, the Court preliminarily approved the settlement. In December 2006, the Court of Appeals for the Second Circuit reversed the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Court's October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. The Company's case is not one of the test cases. Because class certification was a condition of the settlement, it was unlikely that the settlement would receive final Court approval. On June 25, 2007, the Court entered an order terminating the proposed settlement based on a stipulation among the parties to the settlement. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. On March 26, 2008, the Court largely denied the defendants' motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation and have so advised the Court. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

        On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, the Company asserted that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 ("the '473 patent") through Starent's development and testing of a software upgrade for its customer's installed ST-16 Intelligent Mobile Gateways. The Company seeks declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, and the Company then filed a motion to dismiss Starent's counterclaim. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim and the Company then responded to Starent's amended counterclaim. In early December 2006, the Company filed a reissue application for the '473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the '473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage, and is stayed pending the outcome of the reissue. The litigation and its outcome cannot be predicted, although management of the Company believes the litigation has merit. Nonetheless, management of the Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

        On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com's CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. The Company seeks compensatory damages, punitive damages and injunctive relief. After the court denied the defendant's motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Defendants answered the Company's complaint, denying the Company's allegations and asserting a number of affirmative defenses and counterclaims. The Company filed an Amended Complaint to allege additional related causes of action. Starent moved to dismiss certain causes of action of the Amended Complaint. On May 30, 2008, the Company amended its complaint to remove from suit U.S. patent 6,978,128, and to add additional factual allegations relating to all defendants in the case. On July 23, 2008, the Court dismissed the Company's trade secret and contract-based counts. The Company asked the Court to clarify that ruling and filed a motion for leave to file a Fourth Amended Complaint containing the trade secret and contract-based counts. After initially granting Defendants' motion to strike that complaint, the Court reconsidered its order and granted the Company leave to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

file it. The Fourth Amended Complaint has been filed. Defendants have moved to dismiss various counts of that Complaint. The Company is opposing that motion.

        On August 27, 2008, the Company moved to dismiss Starent's counterclaims. On December 5, 2008, the Court partially granted this motion. On January 9, 2009, Starent filed amended counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation. On January 26, 2009, the Company filed an answer to the counterclaims and asserted various affirmative defenses. Discovery and motion practice is ongoing. The Court has appointed a special master to handle discovery, issues related to identification of the trade secrets and summary judgment motions. The Company believes that any adverse judgment on Starent's counterclaims will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Telemetrix, Inc. Arbitration

        On October 19, 2006, Telemetrix, Inc. ("Telemetrix") filed a formal Request for Arbitration against the Company to the World Intellectual Property Organization ("WIPO") in Geneva, Switzerland. The Request for Arbitration sought unspecified damages arising from a contract between Telemetrix and Telos Technology, Inc., dated October 22, 2003. The Company assumed Telos' rights and obligations under this contract pursuant to the Company's purchase of Telos' assets on May 19, 2004. Telemetrix alleged nine causes of action, including breach of contract, fraud, negligent misrepresentation, interference with contractual relations, and interference with prospective economic advantage. In December 2006, the Company filed a formal response to the Request for Arbitration, denying all material factual allegations asserted by Telemetrix. An arbitrator was selected by the parties, and, on August 2, 2007, the arbitrator granted a pleading motion in favor of the Company due to Telemetrix's failure to allege sufficient facts in support of a majority of its causes of action. On August 17, 2007, Telemetrix filed an Amended Statement of Claim, alleging six causes of action, including breach of contract and fraud. Telemetrix seeks damages totaling approximately $750,000 plus costs and attorneys' fees. The evidentiary hearing occurred on July 28-30, 2008. On November 7, 2008, the Arbitrator issued a Final Award in favor of the Company on all claims and awarded the Company an immaterial amount in attorneys' fees.

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

NOTE 15—CONCENTRATION OF CREDIT RISK

Financial Risks:

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and accounts and notes receivable. The Company places its temporary cash and short-term investments with several financial institutions. Approximately $246.9 million and $424.9 million of the Company's cash and cash equivalents and short-term investments were on deposit in foreign accounts at December 31, 2008 and 2007, respectively.

        The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The fair value of its investment portfolio would not be significantly affected by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        At December 31, 2008, the Company's accounts receivable balance included amounts due from PCD LLC representing approximately 39% of the total accounts receivable of the Company. At December 31, 2007, Sprint Spectrum L.P. and T-Mobile USA, Inc. accounted for approximately 16% and 15%, respectively, of the total accounts receivable of the Company.

        The following customers accounted for 10% or more of the Company's net revenues:

	For the years ended December 31,
	2008	2007	2006
Verizon Wireless	20%	22%	14%
T-Mobile USA, Inc.	—	15%	11%
Sprint Spectrum L.P.	12%	13%	—

        Sales to Verizon, T-Mobile and Sprint Spectrum L.P. were primarily from the PCD segment which was sold in July 2008, see Note 3. Approximately 16%, 17% and 23% of the Company's net sales during 2008, 2007, and 2006, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $86.2 million and $129.5 million, respectively, as of December 31, 2008 and 2007. The Company extends credit to its customers in China generally without requiring collateral. In global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Country Risks:

        Approximately 27%, 23% and 32% of the Company's sales for the year ended December 31, 2008, 2007, and 2006, respectively, were made in China. Accordingly, the political, economic and legal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

environment, as well as the general state of China's economy may influence the Company's business, financial condition and results of operations. The Company's operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China's telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 16—SEGMENT REPORTING

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

  •
  Handsets—Focused on mobile phone business with continued focus on the PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

  •
  Services—Focused on providing services and support of the Company's Broadband Infrastructure and Multimedia Communications product lines.

  •
  Personal Communications Division (PCD)—Focused on distribution of mobile handsets, mainly in the United States. On July 1, 2008 the Company sold PCD to PCD LLC, see Note 3.

  •
  Other—includes Mobile Solutions which focused on development, sales and services for the IPCDMA market; and Custom Solutions which focused on customized telecommunication solutions. On July 31, 2008, the Company divested its Mobile Solutions Business Unit, see Note 3. During the fourth quarter of 2008 the Company initiated actions to disband its Custom Solutions business unit.

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

        Summarized below are the Company's segment net sales, gross profit and segment margin for the year ended December 31, 2008, 2007 and 2006 based on the current reporting segment structure. The previously allocated revenues into the Services segment from Multimedia Communications and from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broadband Infrastructure segment sales in China were reclassified into the respective segments for 2007 and 2006 to conform to the current year's segment presentation.

	Years Ended December 31,
	2008	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$280,391	17%	$315,515	13%	$437,901	18%
Broadband Infrastructure	110,862	7%	157,118	6%	201,930	8%
Handsets	287,607	18%	234,468	10%	395,812	16%
Services	57,911	3%	53,214	2%	49,278	2%
PCD	879,588	54%	1,664,147	67%	1,339,496	55%
Other	24,090	1%	42,508	2%	34,444	1%

	$1,640,449	100%	$2,466,970	100%	$2,458,861	100%

	Years Ended December 31,
	2008	Gross Profit %	2007	Gross Profit %	2006	Gross Profit %
	(in thousands)
Gross profit (loss) by Segment
Multimedia Communications	$127,112	45%	$109,706	35%	$203,501	46%
Broadband Infrastructure	(3,516)	(3)%	6,512	4%	(2,146)	(1)%
Handsets	39,015	14%	76,219	33%	118,459	30%
Services	17,407	30%	8,923	17%	1,005	2%
PCD	69,005	8%	94,215	6%	39,932	3%
Other	12,219	51%	25,876	61%	24,993	73%

	$261,242	16%	$321,451	13%	$385,744	16%

	Years Ended December 31,
	2008	2007	2006
	(in thousands)
Segment Margin and Operating (Loss)
Multimedia Communication	$72,097	$44,975	$143,357
Broadband Infrastructure	(28,505)	(22,785)	(35,058)
Handsets	(11,879)	24,869	66,391
Services	14,103	5,147	(4,179)
PCD	53,488	62,896	5,796
Other	(14,208)	(10,467)	(16,359)

Total segment margin	85,096	104,635	159,948
General and Corporate	(261,312)	(316,680)	(298,108)

Operating Loss	$(176,216)	$(212,045)	$(138,160)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Assets by segment are as follows:

	December 31,
	2008	2007
	(in thousands)
Property, Plant and Equipment, net
Multimedia Communications	$78,890	$87,174
Broadband Infrastructure	39,649	53,306
Handsets	39,975	49,208
Services	16,773	17,659
PCD	—	1,513
Other	—	234

Total	$175,287	$209,094

	December 31,
	2008	2007
	(in thousands)
Total assets
Multimedia Communications	$602,207	$615,626
Broadband Infrastructure	337,571	529,292
Handsets	288,050	366,092
Services	75,633	59,006
PCD	—	357,004
Other	7,345	57,568

Total	$1,310,806	$1,984,588

        The methodology used to allocate certain assets to segments was revised in 2008. Assets by segment as of December 31, 2007 have been reclassified to conform to the current year's segment presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical areas are as follows:

	Years Ended December 31,
	2008	% of net sales	2007	% of net sales	2006	% of net sales
	(in thousands)
Sales by region
United States	$1,003,072	61%	$1,665,021	67%	$1,351,839	55%
China	435,846	27%	560,548	23%	785,525	32%
Japan	40,644	2%	70,155	3%	136,877	6%
Other	160,887	10%	171,246	7%	184,620	7%

	$1,640,449	100%	$2,466,970	100%	$2,458,861	100%

        Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	December 31,
	2008	2007
	(in thousands)
U.S.	$627	$18,470
China	172,844	185,070
Other	1,816	5,554

Total long-lived assets	$175,287	$209,094

NOTE 17—RELATED PARTY TRANSACTIONS

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

        During 2008, 2007 and 2006, the Company recognized revenue of $38.3 million, $67.8 million and $130.8 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank. Included in revenue for the year ended December 31, 2006 was a fee of $31.2 million charged for the cancellation of orders for broadband products and $10.0 million charged for the cancellation of orders for multimedia communications products.

        Included in accounts receivable at December 31, 2008 and 2007 were $9.2 million and $26.2 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable from Softbank and its affiliates at December 31, 2008 and 2007.

        Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of December 31, 2008 and 2007, the Company's customer advance balance related to Softbank agreements was $0.7 million and $0.3 million, respectively. The current deferred revenue balance related to Softbank was $4.0 million and $5.6 million as of December 31, 2008 and December 31, 2007, respectively. As of December 31, 2008,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's noncurrent deferred revenue balance related to Softbank was $9.2 million compared to $10.1 million as of December 31, 2007.

        On July 17, 2003, the Company entered into a Mezzanine Loan Agreement with BB Modem Rental PLC ("BB Modem"), an affiliate of Softbank. Under the terms of the agreement, the Company loaned BB Modem $10.1 million at an effective interest rate of 12.01% per annum, for the purpose of investing in a portfolio of ADSL modems and associated modem rental agreements, from Softbank. Softbank will continue to service such modems and modem rental agreements. The Company's loan was subordinated to certain senior lenders of BB Modem, and repayments were paid to the Company over a 42-month period through January 31, 2007, with a substantial portion of the principal amount of the loan schedule repaid during the last 16 months of this period. During the year ended December 31, 2007 and 2006 the Company recorded an immaterial amount and $0.6 million, respectively, in interest income with respect to this loan. The loan receivable was fully settled during the first quarter of 2007.

        As of December 31, 2008, Softbank beneficially owned approximately 12% of the Company's outstanding stock.

Audiovox

        Prior to the sale of PCD on July 1, 2008, one of the Company's former officers served as a director for Audiovox Corporation ("Audiovox"). During 2008, 2007 and 2006, the Company paid approximately $0.8 million, $2.1 million and $1.4 million, respectively, for IT services provided by Audiovox.

NOTE 18—RESTRUCTURING

        During the fourth quarters of fiscal 2008 and 2007, the Company announced restructuring initiatives focused on aligning the Company's cost base with revenues. As of December 31, 2008, the Company's total restructuring accrual was $9.5 million. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.

2008 Plan

        During fiscal 2008, the Company recorded $13.1 million in restructuring charges which included $12.2 million for severance and benefits, $0.5 million for costs associated with cancellation of customer projects, and $0.3 million for lease termination costs. These charges were primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company is in the process of winding down. The total number of employees affected totaled approximately 700, including 400 in China, 200 in Korea and 100 in other locations including the United States. Payment of accrued amounts related to severance and benefits aggregating $8.0 million at December 31, 2008 are expected to be completed by the second quarter of fiscal 2009.

  2007 Plan

        In the fourth quarter of 2007, the Company implemented a restructuring plan (the "2007 Plan") to reduce operating costs. During the first quarter of 2008, the Company completed the planned reduction in force, reducing the Company's headcount by approximately 12%, or approximately 800 employees. The workforce reduction was primarily in the United States and China and, to a lesser degree, other international locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company incurred a restructuring charge of $14.5 million during the fourth quarter of 2007, comprised largely of cash payments associated with one-time severance benefits and facilities related cost. During the fourth quarter of 2007, $11.3 million was paid and as of December 31, 2007, the remaining $3.2 million of the restructuring expense was included in other current liabilities. At December 31, 2008 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.8 million was related to a lease obligation and will be settled over the remaining lease term, which expires in fiscal year 2010.

        The activity in the accrued restructuring balances related to the plans described above was as follows for the years ended December 31, 2007 and 2008:

	Balance at December 31, 2006	Restructuring Charges	Cash Payments	Balance at December 31, 2007	Restructuring Charges	Cash Payments	Balance at December 31, 2008
	(in thousands)
2008 Plan
Worforce Reduction	$—	$—	$—	$—	$12,232	$(4,256)	$7,976
Lease Costs	—	—	—	—	329	(80)	249
Other Costs	—	—	—	—	498	—	498
2007 Plan
Worforce Reduction	—	13,169	(11,246)	1,923	—	(1,923)	—
Lease Costs	—	1,305	(37)	1,268	—	(480)	788

	$—	$14,474	$(11,283)	$3,191	$13,059	$(6,739)	$9,511

        The following table shows the total amount of costs incurred by segment in connection with the restructuring programs:

	Years ended December 31,
	2008	2007
	(in thousands)
Multimedia Communications	$1,707	$2,489
Broadband Infrastructure	508	1,127
Handsets	4,067	1,475
Services	448	1,948
Other	1,252	1,301

Total restructuring by segment	7,982	8,340
General and Corporate	5,077	6,134

Total restructuring	$13,059	$14,474

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—OTHER INCOME (EXPENSE), NET

        Other income (expense), net consists of the following:

	Years ended December 31,
	2008	2007	2006
	(in thousands)
Gain on sale of investments	$40,206	$59,471	$—
Gain on liquidation of investment in a variable interest entity (see Note 20)	8,169	—	—
Gain on sale of assets	—	—	2,527
Dividend income	—	451	2,107
Impairment of long-term investments	(4,308)	—	(13,500)
Foreign exchange (losses) gains	(9,908)	4,615	7,596
Other	1,268	259	2,362

Total	$35,427	$64,796	$1,092

NOTE 20—VARIABLE INTEREST ENTITIES

        In October 2008, the Company made an investment in Turnstone Environment Technologies LLC ("TET"), a Delaware limited liability company formed for the purpose of licensing and developing energy efficient renewable cooling solutions for cell towers in the telecommunications industry. In exchange for its 22% interest in TET, the Company contributed $4.8 million in cash. The Company currently does not have any representation on TET's board of directors nor the ability to control the management and operation decisions of TET. The operations of TET are in the preliminary stages and the entity is actively seeking additional investors. The Company does not intend to and has no obligation to fund future losses or make additional contributions other than the investment described above. As of December 31, 2008, TET was in effect entirely funded by the Company's initial investment as the capital contributions of the current investors were not substantive. The Company has determined that the venture is a variable interest entity ("VIE") and the Company is the primary beneficiary because it is exposed to the majority of the variable interest entity's expected losses. Therefore, the Company is required to consolidate the VIE's financial statements under FIN 46R, "Consolidation of Variable Interest Entities". However, the Company did not consolidate the financial statements of the VIE for 2008 as the operations of this variable interest entity were not material to the consolidated balance sheet or statement of operations of the Company.

        During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan, partially secured by an indirect ownership interest in the venture, was payable in 10 years and could be called early without penalty. As a result of the foregoing, and the fact that the venture's continuing viability was heavily dependent on the further provision of network and terminal equipment by the Company, the Company determined that the venture was a VIE and that the Company was the primary beneficiary of the venture. Therefore, the Company was required to consolidate the VIE's financial statements. The consolidation of this VIE in prior years did not have a significant impact on the Company's consolidated financial statements. In March 2008, the Company received a repayment in full of the loan's principal balance, eliminating its interest in the VIE, and resulting in reconsideration of the Company's position as the primary beneficiary. Based on this reconsideration event, management has concluded the Company is no longer the primary beneficiary under FIN 46R and is no longer required to consolidate the VIE's financial statements. The Company's Consolidated Statement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operations for the year ended December 31, 2008 includes the operating results of the VIE through February 2008, at which point the VIE was deconsolidated from the Company's financial statements. In the first quarter of 2008, the Company recorded an $8.2 million gain upon the repayment of the loan and deconsolidation that was included in other income, expense, net. As management expects continuing involvement with the ongoing entity's business as a supplier of IPTV equipment, the Company has determined the conditions for presentation as a discontinued operation were not met.

NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Three months ended December 31, 2008	Three months ended September 30, 2008	Three months ended June 30, 2008	Three months ended March 31, 2008
	(In thousands, except per share amounts)
Net sales
Unrelated party	$233,705	$170,878	$623,388	$574,195
Related party	7,392	9,729	9,368	11,794

	241,097	180,607	632,756	585,989
Cost of net sales
Unrelated party	207,412	117,601	544,523	487,153
Related party	3,797	5,679	6,285	6,757

Gross profit	29,888	57,327	81,948	92,079

Operating expenses (income):
Selling, general and administrative	46,360	59,445	72,010	79,744
Research and development	26,634	35,971	39,286	41,400
Amortization of intangible assets	278	279	1,730	1,824
Impairment of long-lived assets	27,220	—	—	—
Restructuring	13,059	—	—	—
Net gain on divestitures	(4,327)	(3,455)	—	—

Total net operating expenses	109,224	92,240	113,026	122,968

Operating loss	(79,336)	(34,913)	(31,078)	(30,889)

Interest income	1,241	2,143	1,290	2,817
Interest expense	(465)	(446)	(3,457)	(6,071)
Other income (expense), net	(2,680)	(14,943)	(920)	53,970

(Loss) income before income taxes and minority interest	(81,240)	(48,159)	(34,165)	19,827
Income tax benefit (expense)	309	(7,791)	(4,625)	5,020
Minority interest in losses of consolidated subsidiaries	(18)	6	10	510

Net loss	$(80,949)	$(55,944)	$(38,780)	$25,357

(Loss) earnings per share—basic and diluted	$(0.65)	$(0.45)	$(0.31)	$0.21

        In the first and fourth quarter of 2008, the Company identified and recorded additional contract loss reserves of $1.8 million and $1.6 million, respectively, relating to 2006 and 2007. These prior-period charges related to loss contracts resulted in an understatement of cost of sales and related understatement of net loss for 2006 and 2007. The Company also identified and recorded an additional $2.5 million charge in the fourth quarter of 2008 relating to correction of the forfeiture rate application for the stock compensation expense associated with prior periods. This prior-period charge resulted in the understatement of operating expenses and related understatement of net loss for 2006 and 2007. The impact of these prior-period charges was not material to any of the prior annual or interim period,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

nor was the impact of recording these charges in 2008 material to the consolidated financial statements as of and for the year ended December 31, 2008.

	Three months ended December 31, 2007	Three months ended September 30, 2007	Three months ended June 30, 2007	Three months ended March 31, 2007
	(In thousands, except per share amounts)
Net sales
Unrelated party	$791,518	$626,861	$518,014	$462,786
Related party	14,812	19,633	20,231	13,116

	806,330	646,494	538,245	475,902
Cost of net sales
Unrelated party	695,579	567,389	441,954	391,850
Related party	8,747	14,672	16,561	8,767

Gross profit	102,004	64,433	79,730	75,285

Operating expenses (income):
Selling, general and administrative	76,146	74,297	88,865	79,837
Research and development	40,575	41,881	42,158	43,662
Amortization of intangible assets	3,824	4,046	4,046	4,046
Impairment of goodwill and long-lived assets	19,912	—	—	—
Restructuring	14,474	—	—	—
Net gain on divestitures	—	(4,271)	—	—

Total net operating expenses	154,931	115,953	135,069	127,545

Operating loss	(52,927)	(51,520)	(55,339)	(52,260)

Interest income	3,130	3,029	3,395	4,910
Interest expense	(9,742)	(8,888)	(7,321)	(6,725)
Other income (expense), net	56,318	4,347	158	3,970

Loss before income taxes and minority interest	(3,221)	(53,032)	(59,107)	(50,105)
Income tax benefit (expense)	(22,164)	(3,095)	(3,298)	(4,341)
Minority interest in losses of consolidated subsidiaries	828	799	698	464

Net loss	$(24,557)	$(55,328)	$(61,707)	$(53,982)

Loss per share—basic and diluted:	$(0.20)	$(0.46)	$(0.51)	$(0.45)

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

        In connection with the preparation of this annual report on Form 10-K ("Form 10-K"), the Company carried out an evaluation as of December 31, 2008 under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, the CEO and CFO concluded that as of December 31, 2008 the Company's disclosure controls and procedures were not effective because of the material weaknesses described below under "Management's Annual Report on Internal Control over Financial Reporting."

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

        Management has conducted an assessment, including testing, of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses in internal control over financial reporting have been identified as of December 31, 2008.

  1.
  The Company did not maintain effective controls at its U.S. headquarters over the appropriate matching of costs of sales with revenue and the recording of reserves for losses on customer contracts. Specifically, the Company's controls did not operate effectively to ensure that cost of sales was recorded completely and accurately when revenue was recognized, as well as ensuring that all costs related to reserves for losses on customer contracts were recorded in the appropriate period and that the existing loss reserves were adequate. These processes were not always performed correctly or timely, and there was inadequate management review to detect calculation and/or posting errors. These control deficiencies resulted in audit adjustments to the consolidated financial statements for each of the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 and for the year ended December 31, 2008.

  2.
  The Company did not maintain effective controls at its US headquarters over the period-end financial reporting process. Specifically, the Company's controls did not operate effectively to ensure the appropriate and timely analysis and monitoring of the underlying information related to its period-end financial reporting process and preparation of consolidated financial statements. This control deficiency resulted in adjustments, including audit adjustments to the consolidated financial statements for each of the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 and for the year ended December 31, 2008.

        The material weaknesses described above could result in misstatement of the Company's consolidated financial statements that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected.

        Because of these material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which appears herein.

Management's Planned Remediation Initiatives and Interim Measures

        The Company continues to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting described above. In particular, the Company has implemented and/or plans to implement during 2009 the specific remediation initiatives described below. In addition, in connection with preparation of the 2008 annual consolidated financial statements included in this Form 10-K, the Company has undertaken the additional measures described under the subheading "Interim Measures" below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's 2008 annual consolidated financial statements and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management and included in this Form 10-K.

Remediation Initiatives

          1.     To remediate the material weakness described above over "The appropriate matching of costs of sales with revenue and the recording of reserves for losses on customer contracts," the Company's planned remediation measures are intended to address material weaknesses that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

                i.  During the first, second and third quarters of 2008, the Company implemented an upgrade to its enterprise resource planning ("ERP") system, which provided enhanced automated features and controls around the matching of cost of sales to revenue. In fiscal 2009, we will continue to enhance the automated controls and the review procedures over the reports generated from the ERP system.

               ii.  In the third and fourth quarter of 2008, the Company transitioned the responsibility for calculating the loss contract reserves to its local project office in India to facilitate enhanced coordination between the local business units, operations, sales and the finance team. In fiscal 2009, we will enhance the timeliness and quality of the information to enable a more effective review of the components of the loss reserve calculation by the business units, operations, sales and finance teams. In addition, corporate finance management will perform enhanced independent and timely reviews of the loss contract reserve calculation.

          2.     To remediate the material weakness described above over "Period-end financial reporting process" the Company added technical resources to the corporate finance team in the US late in the third quarter of fiscal 2008. In 2009, the additional technical resources will enable the Company to broaden the scope and quality of the independent reviews of underlying information related to the Company's period-end financial reporting process, to standardize the processes for such financial reviews and to ensure the reviewers analyze and monitor financial information in a consistent and thorough manner.

Interim Measures

        Management has not yet implemented all of the measures described above under the heading "Remediation Initiatives" and/or tested them. Nevertheless, management believes the measures identified above to the extent they have been implemented, together with other measures undertaken by the Company in connection with the 2008 year end consolidated financial statement reporting process and described below, address the identified control deficiencies under "Management's Annual Report on Internal Control over Financial Reporting." These other measures include the following:

          1.     Analysis of the backlog report and gross margin report, as well as extensive reviews of the reserves for losses on customer contracts, in India, including reviews of the inventory cost against the current cost backlog report, and reconciliation between the local cost records to the cost records at the Company's headquarters.

          2.     A variety of manual review procedures, such as an extensive review of journal entry postings into the ERP system, a thorough review of account reconciliations, and a detailed review at its U.S. headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the 2008 consolidated annual financial statements.

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

Remediation of Material Weaknesses Reported in 2007

        As of December 31, 2008, the Company believes it has effectively remediated the following material weaknesses in internal control over financial reporting that were included in "Management's Annual Report on Internal Control over Financial Reporting" in "Item 9A—Controls and Procedures" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007:

          1.     Maintaining effective controls to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations.

          2.     Maintaining effective controls at the Company's U.S. headquarters over the complete and accurate preparation and review of its consolidated statements of cash flows and segment reporting.

        For additional information relating to the control deficiencies that resulted in these material weaknesses listed above, please see the discussion under "Management's Report on Internal Control over Financial Reporting" in "Item 9A—Controls and Procedures" contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        During 2007 and 2008, the Company developed and implemented remediation measures to address the two material weaknesses listed above. As described in the Company's Annual Report on Form 10-K for fiscal year 2007, the remediation measures included the following:

          1.     Maintaining effective controls to prevent or detect non-compliance with established policies and procedures intended to ensure compliance with laws and regulations—the Company launched a formal investigation at the direction of the audit committee of the Company's Board of Directors ("Audit Committee") to review alleged violations of the FCPA during the second quarter of 2006; refer to "Governmental Investigations" under "ITEM 3—LEGAL PROCEEDINGS" for additional information. Throughout the course of this investigation, the Company has taken actions including changes to its training, policies and procedures including to its code of business conduct and ethics, its payment controls particularly in outlying regions, and its due diligence evaluation of business partnerships. In the third and fourth quarters of 2007, and throughout 2008 the Company provided training to personnel in offices in various regions including North America, Europe, the Asia Pacific region including China, and India and, in 2009, plans to continue to provide training. In the first and third quarters of 2008, the Company reviewed and expanded the list of the Company's employees who receive the quarterly certification administered under the Company's Disclosure Committee's supervision, to ensure comprehensive certification coverage globally across the organization and in particularly China. The certification includes various questions related to compliance with the Company's policies as well as laws and regulations, including FCPA. In addition, the Company's internal audit staff continues to audit the Company's efforts to monitor controls at company operations globally, through reviews and audits of employee compliance with applicable policies and procedures at business units, subsidiaries and other locations.

          2.     Maintaining effective controls at the Company's U.S. headquarters over the complete and accurate preparation and review of its consolidated statements of cash flows and segment reporting.—During the second, third and fourth quarters of 2008, the Company implemented various remediation measures to address this material weakness, which included the following:

                i.  The Company enhanced its processes over the preparation and review of the financial statements by adding technical resources to the corporate finance team in the US which enabled a more timely and effective review of the Disclosure Checklist and the independent review of the Company's financial statements.

               ii.  The Company implemented new processes over the preparation and review of the cash flow statements to enhance the flow of information related to material transactions and accounts available for the preparation and review of the cash flow statements. Also, additional reviews of the cash flow statements were added.

Management's Conclusion

        Management has conducted an assessment, including testing, of the effectiveness of the Company's remediated internal control processes over financial reporting described above under "Remediation of Material Weaknesses Reported in 2007" as of December 31, 2008. In making its assessment, management used the criteria in Internal Control—Integrated Framework issued by COSO. Management believes these remediated internal control processes described above effectively mitigated, as of December 31, 2008, the two material weaknesses listed above under "Remediation of Material Weaknesses Reported in 2007".

Changes in Internal Control over Financial Reporting

        As discussed above under "Management's Planned Remediation Initiatives and Interim Measures" and certain of the remediated control processes under "Remediation of Material Weaknesses Reported in 2007" there were changes to the Company's internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

        On February 27, 2009, the Compensation Committee approved amendments to the Company's Amended and Restated Executive Involuntary Termination Severance Pay Plan and the Amended and Restated Vice President Change in Control and Involuntary Termination Severance Pay Plan. The amendments remove the Company's discretion to amend, modify or terminate the Plans to the detriment of a covered employee before a change in control without such affected employee's consent.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding our directors, executive officers and corporate governance is incorporated by reference from the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders. The information regarding current executive officers found under the heading "Executive Officers of the Registrant" in Part I, Item 1 hereof is also incorporated by reference into this Item 10. Information regarding Section 16 reporting compliance is incorporated by reference from information in our Proxy Statement for the 2009 Annual Meeting of Stockholders under the section heading "Section 16(a) Beneficial Ownership Reporting Compliance." The information regarding Audit

Committee members and "audit committee financial experts" is incorporated by reference to the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

        Copies of the Code of Ethics and the Code of Ethics for Financial Officers are available on our website at http://investorrelations.utstar.com/governance.cfm. Any waiver of the Code of Ethics or Code of Ethics for Financial Officers pertaining to a member of our Board or one of our executive officers will be disclosed on our website at http://investorrelations.utstar.com/governance.cfm.

ITEM 11—EXECUTIVE COMPENSATION

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information relating to security ownership of certain beneficial owners and management required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information, as of December 31, 2008, with respect to compensation plans under which the Company's equity securities are authorized to be issued:

Plan Category(1)	Number of securities to be issued upon exercise/ vesting of outstanding options and restricted stock units		Weighted-average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	13,309,779	(2)	$8.26	(3)	11,889,420	(4)
Equity compensation plans not approved by security holders	594,635	(5)	$28.55		—	(6)

Total	13,904,414		$9.13	(3)	11,889,420

(1)
See Note 12 to the Consolidated Financial Statements for a description of the Company's equity compensation plans.

(2)
Includes shares of common stock to be issued upon exercise of options granted under our 2006 Equity Incentive Plan (the "2006 Plan"), our 1997 Stock Plan, and our 2001 Director Option Plan and 5,142,878 shares of our common stock issuable pursuant to restricted stock units under our 2006 Plan.

(3)
Because restricted stock units do not have an exercise price, the 5,142,878 shares of common stock issuable pursuant to RSUs under our 2006 Plan are not included in the calculation of weighted average exercise price.

(4)
Includes 1,180,261 shares of common stock to be issued upon exercise of options granted under our 2000 Employee Stock Purchase Plan and 10,709,159 shares of common stock available for issuance under our 2006 Plan.

(5)
Includes shares of common stock to be issued upon exercise of options granted under our 2003 Non-Statutory Option Plan. Upon implementation of the 2006 Plan, the remaining securities available for future issuance under the 2003 Non-Statutory Stock Option Plan were rolled into the 2006 Plan. Does not include 5,768 shares of common stock subject to outstanding options with a weighted-average price of $3.35 that were assumed in acquisitions of Advanced Communication Devices Corporation.

(6)
Does not include 1,762 shares remaining available for future issuance under equity compensation plans related to our acquisition of Rolling Streams Systems, Ltd.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 94 of this Form 10-K.
	(2)	Financial Statement Schedules—See Index to Consolidated Financial Statements and Financial Statement Schedules at page 94 of this Form 10-K.

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended.	8-K	3.1	12/12/03
3.2	Second Amended and Restated Bylaws of UTStarcom, Inc., as effective June 28, 2008.	8-K	3.1	4/14/08
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.	—	—	—
4.2	Specimen Common Stock Certificate.	S-1/A	4.1	2/7/00
4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999.	S-1	4.2	12/20/99
4.4	Underwriting Agreement, dated January 8, 2004 between the Company and Bank of America Securities LLC, as amended on January 14, 2004.	10-K	4.7	4/15/05
10.1	Form of Indemnification Agreement.	S-1	10.1	12/20/99
10.2*	1997 Stock Plan, as amended, and forms of related agreements.	10-K	10.4	6/1/06
10.3*	2000 Employee Stock Purchase Plan and forms of related agreements.	S-1	10.5	12/20/99
10.4††	Land Use Right Assignment Agreement between the Administration Committee of Hangzhou Hi-Tech Industry Development Zone of Zhejiang Province of the People's Republic of China and UTStarcom, Inc. dated May 18, 2000.	10-Q	10.2	8/14/00
10.5*	Amended 2001 Director Option Plan and forms of related agreements.	10-K	10.66	6/1/06
10.6*	UTStarcom, Inc. 2003 Nonstatutory Stock Option Plan.	S-8	4.4	9/15/03

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.7*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Hong Liang Lu and UTStarcom, Inc., effective as of January 30, 2008.	8-K	10.1	2/5/08
10.8†	Infrastructure Equipment License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.97	5/10/04
10.9†	Subscriber Unit License Agreement between Qualcomm Inc. and UTStarcom, Inc., dated January 30, 2004.	10-Q	10.98	5/10/04
10.10	Asset Purchase Agreement by and among Audiovox Communications Corp., Quintex Mobile Communications Corporation, Audiovox Communications Canada Co., UTStarcom, Inc., UTStarcom Canada Company and Audiovox Corporation, dated as of June 11, 2004.	10-Q	10.101	8/16/04
10.11*	Agreement by and between Francis P. Barton and UTStarcom, Inc., dated July 29, 2005.	8-K	10.3	9/12/05
10.12*	Form of Restricted Stock Agreement for use under the Company's 1997 Stock Plan.	8-K	10.1	9/12/05
10.13*	Form of Director and Officer Stock Option Agreement for use under the Company's 1997 Stock Plan.	8-K	10.1	12/6/05
10.14*	UTStarcom, Inc. 2006 Equity Incentive Plan (2006 EIP), as amended February 18, 2009.	Filed herewith	—	—
10.15*	Form of Stock Option Award Agreement for use under the 2006 EIP.	Filed herewith	—	—
10.16*	Form of Stock Option Award Agreement for Directors and Officers for use under the 2006 EIP.	Filed herewith	—	—
10.17*	Form of Restricted Stock Agreement for use under the 2006 EIP.	Filed herewith	—	—
10.18*	Form of Restricted Stock Unit Agreement for use under the 2006 EIP.	Filed herewith	—	—
10.19*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Francis P. Barton and UTStarcom, Inc., effective as of January 30, 2008.	8-K	10.3	2/5/08

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.20*	Amended and Restated Change of Control/Involuntary Termination Severance Agreement by and between Ying Wu and UTStarcom, Inc. dated November 14, 2006.	10-K	10.28	10/10/07
10.21*	Form of Stock Option Amendment Election Form executed by key executive officers and directors.	8-K	10.1	1/4/07
10.22*	Stock Option Amendment Election Form executed by Hong Liang Lu on December 29, 2006.	8-K	10.2	1/4/07
10.23*	Stock Option Amendment Election Form executed by Ying Wu on December 29, 2006.	8-K	10.3	1/4/07
10.24*	Offer Letter to Viraj Patel dated November 2, 2005.	10-Q	10.6	10/10/07
10.25*	Offer Letter to Mark Green dated December 19, 2005.	10-Q	10.7	10/10/07
10.26*	Offer Letter to David King dated April 3, 2006.	10-Q	10.8	10/10/07
10.27*	Employment Agreement by and between Philip Christopher and UTStarcom, Inc. dated June 11, 2004.	10-Q	10.9	10/10/07
10.28††	Strategic Alliance Agreement by and between Pantech & Curitel Communications and UTStarcom Personal Communications LLC dated September 25, 2006.	10-Q	10.11	10/10/07
10.29*	UTStarcom, Inc. Amended and Restated Vice President Change in Control and Involuntary Termination Severance Pay Plan.	Filed herewith	—	—
10.30*	UTStarcom, Inc. Amended and Restated Executive Involuntary Termination Severance Pay Plan.	Filed herewith	—	—
10.31*	Amended and Restated Change of Control/ Involuntary Termination Severance Agreement between UTStarcom, Inc. and Peter Blackmore, effective as of January 30, 2008.	8-K	10.2	2/5/08
10.32*	Peter Blackmore Offer Letter as amended on October 25, 2007.	8-K	99.1	10/31/07
10.33*	Form of Performance Share Agreement for use under the 2006 EIP.	Filed herewith	—	—
10.34*	Form of Performance Unit Agreement for use under the 2006 EIP.	Filed herewith	—	—

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.35*	Retention Agreement between the Company and Francis P. Barton dated November 30, 2007.	8-K	10.2	11/30/07
10.36	Merger Agreement, dated as of June 30, 2008, by and among UTStarcom, Inc., UTStarcom Personal Communications, LLC, Personal Communications Devices, LLC and Personal Communications Devices Holdings, LLC.	8-K	2.1	7/7/08
10.37*	Separation Agreement and Release, dated August 28, 2008, by and between Francis P. Barton and UTStarcom, Inc.	10-Q	10.2	11/7/08
10.38*	Separation Agreement and Release (California) by and between Ying Wu and UTStarcom, Inc. dated July 25, 2008.	10-Q	10.3	8/11/08
10.39*	Separation Agreement and Release (China) by and between Ying Wu and UTStarcom (China) Co., Ltd. dated July 25, 2008.	10-Q	10.4	8/11/08
10.40*	Amendment to Stock Option Agreements dated January 11, 2008 between the Company and Hong Liang Lu.	8-K	10.1	1/17/08
10.41*	Amendment dated December 17, 2008 to Peter Blackmore Offer Letter.	Filed herewith	—	—
10.42*	Amendment dated December 17, 2008 to Amended and Restated Change of Control/Involuntary Termination Severance Agreement, dated as of January 30, 2008, by and between Hong Liang Lu and UTStarcom, Inc.	Filed herewith	—	—
10.43*	Amendment dated December 17, 2008 to Amended and Restated Change of Control/Involuntary Termination Severance Agreement, dated as of January 30, 2008, by and between Peter Blackmore and UTStarcom, Inc.	Filed herewith	—	—
10.44*	Offer letter to Susan Marsch dated March 9, 2007.	Filed herewith	—	—
10.45*	Letter to Susan Marsch dated June 16, 2008 regarding Restricted Cash Award.	Filed herewith	—	—
10.46*	Amendment to Equity Awards dated December 17, 2008.	Filed herewith	—	—
10.47*	Letter dated December 17, 2008 regarding Financial Planning Program.	Filed herewith	—	—

Exhibit Number	Description	Form	Incorporated by Reference From Exhibit Number	Date Filed
10.48*	Special Bonus Letter, dated November 1, 2008 by and between Viraj Patel and UTStarcom, Inc.	Filed herewith	—	—
10.49*	Amendment, dated December 17, 2008, to Special Bonus Letter, dated November 1, 2008 by and between Viraj Patel and UTStarcom, Inc.	Filed herewith	—	—
10.50*	Letter to Viraj Patel dated December 7, 2007 regarding bonus and stock awards.	Filed herewith	—	—
10.51*	Letter to Mark Green dated December 7, 2007 regarding bonus and stock award.	Filed herewith	—	—
10.52*	Letter to Susan Marsch dated December 7, 2007 regarding bonus and stock award.	Filed herewith	—	—
21.1	Subsidiaries of UTStarcom Inc.	Filed herewith	—	—
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith	—	—
24.1	Power of Attorney (included on signature page).	Filed herewith	—	—
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith	—	—

*
Management contract, plan or arrangement.

†
Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

††
Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

        In reviewing the agreements included as exhibits to this Annual report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company's other public filings, which are available without charge at our website, www.utstar.com. The information contained on our website is not being incorporated herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2008 to be signed on its behalf by the undersigned, thereunto duly authorized.

UTSTARCOM, INC.
Date: March 2, 2009	By:	/s/ VIRAJ J. PATEL
	Name:	Viraj J. Patel
	Title:	Interim Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Peter Blackmore and Viraj J. Patel, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ PETER BLACKMORE Peter Blackmore	Chief Executive Officer, President and Director (principal executive officer)	March 2, 2009
/s/ VIRAJ J. PATEL Viraj J. Patel	Interim Chief Financial Officer, Vice President, Corporate Controller and Chief Accounting Officer (principal financial officer and principal accounting officer)	March 2, 2009
/s/ HONG LIANG LU Hong Liang Lu	Executive Chairman of the Board of Directors	March 2, 2009
/s/ THOMAS J. TOY Thomas J. Toy	Lead Director of the Board of Directors	March 2, 2009
/s/ JEFF CLARKE Jeff Clarke	Director	March 2, 2009
/s/ LARRY D. HORNER Larry D. Horner	Director	March 2, 2009
/s/ ALLEN LENZMEIER Allen Lenzmeier	Director	March 2, 2009
/s/ BRUCE J. RYAN Bruce J. Ryan	Director	March 2, 2009

SCHEDULE I

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

REGISTRANT BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$73,771	$122,193
Short-term investments	—	42,354
Accounts receivable-unrelated party, net of allowances for doubtful accounts	68,063	28,195
Accounts receivable-related party	8,757	26,256
Accounts receivable-intercompany	249,071	384,924
Inventories and deferred costs	26,327	136,946
Prepaids and other current assets	29,014	21,876
Restricted cash	15,291	5,310

Total current assets	470,294	768,054
Property, plant and equipment, net	792	17,582
Long-term investment	17,220	15,074
Investment in affiliated companies	214,433	320,379
Intangible assets, net	—	6,501
Non-current deferred tax asset	7,434	37,393
Other long-term assets	18,942	25,211

Total assets	$729,115	$1,190,194

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term notes payable	$—	$274,600
Accounts payable	20,754	25,527
Accounts payable-intercompany	114,162	11,941
Income taxes payable	11,115	7,701
Customer advances	15,647	66,990
Deferred revenue	10,302	18,042
Current deferred tax liability	8,505	52,126
Other current liabilties	61,005	86,297

Total current liabilities	241,490	543,224
Long-term deferred revenue	20,791	28,994

Total liabilities	262,281	572,218

Stockholders' equity:
Common stock: $.00125 par value; authorized: 750,000,000 shares; issued and outstanding: 126,566,394 and 123,467,204 at December 31, 2008 and 2007, respectively	152	152
Additional paid-in capital	1,239,074	1,216,691
Accumulated deficit	(841,486)	(691,170)
Accumulated other comprehensive income	69,094	92,303

Total stockholders' equity	466,834	617,976

Total liabilities and stockholders' equity	$729,115	$1,190,194

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)

CONDENSED INFORMATION AS TO THE RESULTS OF OPERATIONS OF THE REGISTRANT

(in thousands)

	Years ended December 31,
	2008	2007	2006
Net sales
Unrelated parties	$214,835	$111,475	$131,292
Related parties	28,702	66,600	129,782
Intercompany	75,656	86,070	129,326

	319,193	264,145	390,400
Cost of sales
Unrelated parties	118,774	101,705	148,015
Related parties	17,476	48,197	80,450
Intercompany	79,110	83,310	125,920

Gross profit	103,833	30,933	36,015

Operating expenses:
Selling, general and administrative	119,536	133,196	150,170
Research and development	39,555	26,173	181
Amortization of intangible assets	1,586	9,800	9,904
Restructuring charges	7,728	3,972	—
Impairment of long-lived assets	19,435	18,851	—

Total operating expenses	187,840	191,992	160,255

Operating loss	(84,007)	(161,059)	(124,240)
Interest income	4,649	7,418	8,327
Interest expense	(7,763)	(26,094)	(4,516)
Other income, net	35,651	15,026	(52,942)

Loss before income taxes and equity in loss of affiliated companies	(51,470)	(164,709)	(173,371)
Equity in net (loss) income of affiliated companies	(102,524)	(8,845)	60,182
Income tax benefit (expense)	3,678	(22,021)	(4,156)

Net loss	$(150,316)	$(195,575)	$(117,345)

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC. (UNCONSOLIDATED—PARENT COMPANY BASIS)
CONDENSED INFORMATION AS TO THE CASH FLOWS OF THE REGISTRANT
(In thousands)

	Years ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,316)	$(195,575)	$(117,345)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,180	17,971	23,931
Stock-based compensation expense	20,565	12,792	16,592
(Gain) loss on sale of assets	264	3,341	(2,527)
Net gain on long-term investment	—	(6,223)	—
Net gain on divestitures	(7,782)	(4,271)	(12,291)
Impairment of long-lived assets	19,435	18,851	—
Gain on sale of short-term investment	(40,206)	(53,709)	—
Impairment of long-term investments	4,307	—	13,500
Provision (recovery) for doubtful accounts	57	516	(1,150)
Provision for deferred cost	—	2,229	—
Provision for inventory reserve	—	—	27,154
Deferred income taxes	(13,662)	10,357	—
Equity in (net income) loss of affiliated companies	102,524	8,845	(60,182)
Other	265	1,591	2,050
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(60,443)	199,568	92,566
Inventories	95,879	(81,660)	(7,832)
Deferred costs	—	(9,726)	8,034
Other assets	(19,383)	10,063	(481)
Accounts payable	97,463	(36,626)	25,655
Income taxes payable	3,414	5,645	465
Customer advances	(40,030)	18,673	(31,858)
Deferred revenue	5,568	(514)	6,331
Other current liabilities	(31,188)	(6,702)	(4,174)

Net cash used in operating activities	(4,089)	(84,564)	(21,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(5,018)	(12,893)	(8,945)
Investment in affiliates	(8,360)	(830)	(13,179)
Net proceeds from divestitures	214,051	4,271	35,965
Change in restricted cash	(8,048)	7,192	20,976
Sale of short-term investments	42,084	54,526	—
Other	64	3,122	630

Net cash provided by investing activities	234,773	55,388	35,447

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings	(274,600)	—	—
Other	(4,506)	3,930	351

Net cash provided by (used in) financing activities	(279,106)	3,930	351
Net increase in cash and cash equivalents	(48,422)	(25,246)	14,236
Cash and cash equivalents at beginning of period	122,193	147,439	133,203

Cash and cash equivalents at end of period	$73,771	$122,193	$147,439

The accompanying notes are an integral part of these financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        UTStarcom, Inc., a Delaware corporation, is the parent company of all UTStarcom, Inc. subsidiaries. The accompanying condensed financial statements reflect the financial position, results of operations and cash flows of UTStarcom, Inc. on a separate, parent company basis. All subsidiaries of UTStarcom, Inc. are reflected as investments accounted for using the equity method. Accordingly, intercompany transactions have not been eliminated. Inventory balances at December 31, 2008 and 2007 include intercompany profit of $1.8 million and $2.4 million, respectively. There was $100 million and $150 million of cash dividends paid by its subsidiaries in China during the years ended December 31, 2008 and 2007, respectively. In February 2009, there was an additional $50 million of cash dividends paid by its subsidiaries in China. For accounting policies and other information, see the Notes to Consolidated Financial Statements included elsewhere herein.

NOTE 2—INVENTORY

        A majority of the Company's inventory as at December 31, 2008 and 2007 is finished goods.

SCHEDULE II

UTSTARCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2008, 2007, and 2006

Description	Balance at beginning of the period	Charged (credited) to costs and expenses	Charged (credited) to other accounts		(Deductions) Adjustments	Balance at end of the period
	(in thousands)
Year ended December 31, 2008
Allowance for doubtful accounts	$45,728	$(5,227)	$—		$(3,142)	$37,359
Tax valuation allowance	$342,961	$12,623	$8,092	(1)	$—	$363,676
Year ended December 31, 2007
Allowance for doubtful accounts	$53,913	$(8,652)	$—		$467	$45,728
Tax valuation allowance	$235,564	$105,455	$1,942		$—	$342,961
Year ended December 31, 2006
Allowance for doubtful accounts	$67,794	$(9,730)	$—		$(4,151)	$53,913
Tax valuation allowance	$244,204	$13,918	$(22,558)	(1)	$—	$235,564

(1)
Charged (credited) against other comprehensive income