Form 10-Q
period 2009-03-31
UTSTARCOM INC
filed 2009-05-08
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 29, 2009 there were 127,916,953 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$299,570	$309,603
Short-term investments	964	4,262
Accounts receivable, net of allowances for doubtful accounts of $45,699 and $37,359, respectively	88,423	149,210
Accounts receivable, related parties	6,415	9,166
Notes receivable	4,666	11,120
Inventories	161,005	171,307
Deferred costs	135,726	133,409
Prepaids and other current assets	96,268	127,675
Short-term restricted cash	17,259	16,840
Total current assets	810,296	932,592
Property, plant and equipment, net	172,122	175,287
Long-term investments	12,192	17,691
Long-term deferred costs	142,246	149,258
Long-term deferred tax assets	13,464	13,464
Other long-term assets	23,299	22,514
Total assets	$1,173,619	$1,310,806
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102,233	$176,384
Income taxes payable	10,481	7,162
Customer advances	160,659	144,700
Deferred revenue	123,880	117,584
Deferred tax liabilities	11,644	11,644
Other current liabilities	154,815	163,046
Total current liabilities	563,712	620,520
Long-term deferred revenue	196,936	210,050
Other long-term liabilities	8,742	12,594
Total liabilities	769,390	843,164
Commitments and contingencies (Note 10)
Equity:
UTStarcom, Inc. stockholders’ equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 127,917 and 126,566 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	152	152
Additional paid-in capital	1,243,219	1,239,074
Accumulated deficit	(908,919)	(841,486)
Accumulated other comprehensive income	68,970	69,094
Total UTStarcom, Inc. stockholders’ equity	403,422	466,834
Noncontrolling interests	807	808
Total equity	404,229	467,642
Total liabilities and equity	$1,173,619	$1,310,806

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)
Net sales
Third party	$113,175	$574,195
Related party	6,165	11,794
	119,340	585,989
Cost of net sales
Third party	93,771	487,153
Related party	3,917	6,757
Gross profit	21,652	92,079
Operating expenses:
Selling, general and administrative	54,180	79,744
Research and development	21,508	41,400
Amortization of intangible assets	—	1,824
Restructuring	4,819	—
Total net operating expenses	80,507	122,968

Operating loss	(58,855)	(30,889)

Interest income	749	2,817
Interest expense	(290)	(6,071)
Other (expense) income, net	(7,214)	53,970

(Loss) income before income taxes	(65,610)	19,827
Income tax (expense) benefit	(1,824)	5,020
Net (loss) income	(67,434)	24,847
Net loss attributable to noncontrolling interests	1	510
Net (loss) income attributable to UTStarcom, Inc.	$(67,433)	$25,357

Net (loss) income per share attributable to UTStarcom, Inc. - Basic	$(0.54)	$0.21
Net (loss) income per share attributable to UTStarcom, Inc. - Diluted	$(0.54)	$0.21

Weighted average shares used in per-share calculation:
- Basic	125,731	122,096
- Diluted	125,731	123,098

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(67,434)	$24,847
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,512	10,112
Gain on sale of investments and liquidation of ownership interest in a variable interest entity	—	(47,848)
Stock-based compensation expense	4,146	4,795
Provision for (recovery of) doubtful accounts	8,347	(680)
(Recovery of) provision for deferred costs	(142)	320
Deferred income taxes	(96)	(11,708)
Other	(62)	175
Changes in operating assets and liabilities, net of dispositions:
Accounts receivable	54,938	75,177
Inventories and deferred costs	8,309	15,678
Other assets	38,006	(19,588)
Accounts payable	(66,151)	60,313
Income taxes payable	3,441	1,414
Customer advances	18,525	19,902
Deferred revenue	(6,191)	(5,771)
Other liabilities	(11,155)	(34,404)
Net cash (used in) provided by operating activities	(12,007)	92,734
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,055)	(7,630)
Purchase of an investment interest	—	(1,949)
Proceeds from repayment of loan by a variable interest entity	—	7,728
Change in restricted cash	2,068	(4,517)
Purchase of short-term investments	(2,055)	(6,578)
Proceeds from sale of short-term investments	5,341	58,740
Other	301	96
Net cash provided by investing activities	4,600	45,890
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on borrowings	—	(288,861)
Other	(163)	2,473
Net cash used in financing activities	(163)	(286,388)
Effect of exchange rate changes on cash and cash equivalents	(2,463)	8,797
Net decrease in cash and cash equivalents	(10,033)	(138,967)
Cash and cash equivalents at beginning of period	309,603	437,449
Cash and cash equivalents at end of period	$299,570	$298,482

Supplemental disclosure of cash flow information:
Non-cash operating activity:
Accounts receivable transferred to notes receivable	$110	$2,984

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The noncontrolling interests in consolidated subsidiaries are shown separately in the condensed consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets, liabilities, revenue, costs, expenses and gains and losses not affecting retained earnings that are reported in the consolidated financial statements and accompanying disclosures.  Actual results may be different.  See the Company’s 2008 Annual Report for discussion of the Company’s critical accounting policies and estimates.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the three months ended March 31, 2009, the Company recorded a net loss of $67.4 million. The Company recorded operating losses in 16 of the 17 consecutive quarters in the period ended March 31, 2009. At March 31, 2009,  the Company had an accumulated deficit of $908.9 million. The Company incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. Cash used in operations was $12.0 million during the three months ended March 31, 2009.  At March 31, 2009, the Company had cash and cash equivalents of $299.6 million in the aggregate to meet the Company’s liquidity requirements of which $192.8 million was held by its subsidiaries in China. China imposes currency exchange controls on transfers of funds from China.  Going forward, the amount of cash available for transfer from the China subsidiaries for use by the Company’s non-China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated limitations including currency exchange controls on transfers of funds outside of China. Management expects the Company to continue to incur losses and negative cash flows from operations over at least the remainder of 2009.

The Company’s only committed sources for borrowings are its credit facilities in China. Each borrowing under these facilities is subject to the banks’ then current favorable opinion of the credit worthiness of the Company’s China subsidiaries, the banks having funds available for lending, and other Chinese banking regulations and practices. As a result, management cannot be certain that borrowings under these facilities will be adequate, if available at all, to meet the Company’s liquidity requirements. In addition, these credit facilities expire in the second half of 2009. Upon expiration of these facilities, management is not certain that new credit facilities will be available on commercially reasonable terms or at all. Even if these facilities are renewed upon expiration, based on the Company’s recent financial performance, the total available credit may be reduced. Accordingly, management is not certain that borrowings under the Company’s credit facilities in China will be adequate to meet the Company’s financing requirements.

In 2008, the Company took a number of actions to improve its liquidity, including divesting the Company’s non-core businesses. In December 2008, management announced further initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into the Company’s China operations. Management believes that these initiatives, if executed successfully, will help achieve significant operating expense reductions by the fourth quarter of 2009 and enable the Company’s fixed cost base to be better aligned with operations, market demand and projected sales levels, which management expects will increase significantly in the latter half of 2009 as compared to the first two quarters of 2009. Uncertainties about sales levels that may be achieved in 2009 are heightened by recent market turmoil and the global economic downturn. If the level of sales anticipated by the Company’s financial plan does not materialize, the Company will need to take further actions to reduce costs and expenses or explore other cost reduction options.

Management believes that if the Company is able to achieve projected sales levels in 2009 and contain expenses and cash used in operations to levels contemplated in the Company’s 2009 financial plan, both the Company’s China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If the Company is not able to execute its 2009 financial plan successfully, the Company may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and newly issued debt could contain debt covenants that impose restrictions on the Company’s operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to the Company’s current shareholders.

Recently, global economies have experienced a significant downturn driven by a financial and credit crisis that will continue to challenge such economies for some period of time. Under the current macroeconomic environment there are significant risks and uncertainties inherent in management’s ability to forecast future results. The operating environment confronting the Company, both internally and externally, raises significant uncertainties. While improvements in the Company’s operating results, cash flows and liquidity are anticipated as the Company’s 2009 financial plan and management’s initiatives to control and reduce costs while maintaining and growing the Company’s revenue base are fully implemented, the Company’s recurring losses and expected negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities or any other adjustments that may be necessary if the entity is unable to continue as a going concern.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal year 2009, the Company adopted the following accounting standards:

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB Statement No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company did not consummate any business combination transactions during the three months ended March 31, 2009.

On January 1, 2009, the Company adopted FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  There was no impact on the Company’s financial position or results of operations upon adoption of SFAS 161.

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. There was no material impact on the Company’s consolidated financial statements upon adoption of FSP EITF 03-6-1.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Previously, noncontrolling interests were recorded within “mezzanine” (or temporary) equity. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company’s adoption of SFAS 160, effective January 1, 2009, resulted in a $0.8 million reclassification of noncontrolling minority interests to shareholders’ equity on the condensed consolidated balance sheet as of December 31, 2008.  Minority interest in losses of consolidated subsidiaries of $0.5 million for the three months ended March 31, 2008 have been reclassified to net income attributable to noncontrolling interests on the condensed consolidated statement of operations to conform to the presentation requirements of SFAS 160. See Note 5, Comprehensive Loss, for additional SFAS 160 disclosures regarding the noncontrolling interest components of comprehensive loss.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. Effective January 1, 2008, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to financial assets and financial liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities except those recorded or disclosed at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have a material impact on the Company’s financial condition or results of operations. The additional disclosures required by SFAS 157 are included in Note 7.

Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, changes the method for determining when an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. All of these FSPs are effective for the Company beginning April 1, 2009. The Company does not anticipate the adoption of these standards will have a material impact on its financial condition or results of operations.

NOTE 3—DIVESTITURES

UTStarcom Personal Communications LLC (PCD)

On July 1, 2008, the Company completed the sale of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”), to Personal Communications Devices, LLC (“PCD LLC”). The Company also invested $1.6 million in equity securities representing approximately a 2.5% interest in PCD LLC. The Company recorded a $3.8 million gain on sale of PCD net assets during 2008. Pursuant to the terms of the divestiture agreement, the Company may be entitled to receive up to an additional $50 million earnout payment in 2011 based on the achievement of cumulative earnings levels of PCD LLC through December 31, 2010. Previously, PCD was a reportable segment of the Company. Concurrent with the closing of the transaction, the Company entered into a three-year supply agreement with PCD LLC whereby the Company indicated its intent to supply handset products to PCD LLC. Due to the expected ongoing direct cash flows pursuant to the supply agreement, the sale of the PCD assets did not meet the criteria for presentation as a discontinued operation under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Sale of Assets to Marvell Technology Group Ltd:

In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”). In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million has been amortized in proportion to the quantities of chipsets purchased under the supply agreement. For the three months ended March 31, 2009 and 2008, approximately $8.5 million and $2.1 million, respectively, have been amortized against cost of sales. During the first quarter of 2009, the Company revised its estimates of customer demand for certain handset products and determined that future chipset purchases from Marvell would be negligible. As a result, the Company fully amortized the remaining value of the supply agreement of $8.5 million in the three months ended March 31, 2009.

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

The following is a summary of the calculation of basic and diluted EPS:

	Three months ended March 31,
	2009	2008
	(in thousands except per share data)
Numerator:
Net earnings (loss) attibutable to UTStarcom, Inc. for basic EPS computation	$(67,433)	$25,357
Effect of dilutive securities - convertible subordinated notes	—	—
Net earnings (loss) attributable to UTStarcom, Inc. adjusted for dilutive securities	$(67,433)	$25,357

Denominator:
Shares used to compute basic EPS	125,731	122,096
Dilutive common stock equivalent shares	—	1,002
Shares used to compute diluted EPS	125,731	123,098

Earnings (loss) per share attributable to UTStarcom, Inc. - basic	$(0.54)	$0.21
Earnings (loss) per share attributable to UTStarcom, Inc. - diluted	$(0.54)	$0.21

For the three months ended March 31, 2009, no potential common shares were dilutive because of the net loss in the period.  For the three months ended March 31, 2008, certain stock options, nonvested restricted stock and nonvested restricted stock units whose combined exercise price, unrecognized compensation cost and excess tax benefits were greater than the average market price of the Company’s common stock have also been excluded from the calculation of diluted EPS because to include them would have been anti-dilutive for the period. In addition, weighted shares subject to performance goals totaling 0.2 million were excluded from the computation of diluted earnings per share as of March 31, 2008 because the performance goals had not been attained as of March 31, 2008. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation:

	Three months ended March 31,
	2009	2008
	(in thousands)
Weighted-average stock options and awards outstanding	14,790	16,771
Conversion of convertible subordinated notes	—	7,611
Other	308	503
	15,098	24,885

NOTE 5 - COMPREHENSIVE LOSS

Total comprehensive loss for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three months ended March 31,
	2009	2008
	(in thousands)
Net (loss) income	$(67,434)	$24,847
Unrealized loss on investments, net of tax	(698)	(1,450)
Realization of previously unrealized gains, net of tax	—	(36,924)
Realization of previously unrealized foreign currency translation, net of tax	—	(1,378)
Foreign currency translation	573	7,764
	(67,559)	(7,141)
Comprehensive loss attributable to noncontrolling interests (1)	(1)	(510)
Comprehensive loss attributable to UTStarcom, Inc.	$(67,558)	$(6,631)

(1)          Comprehensive loss attributable to noncontrolling interests consisted primarily of net loss.

The changes in noncontrolling interests during the three months ended March 31, 2009 were as follows:

Three months ended March 31, 2009
(in thousands)
Balance at January 1, 2009	$808
Comprehensive loss attributable to noncontrolling interests	(1)
Balance at March 31, 2009	$807

NOTE 6 — BALANCE SHEET DETAILS

As of March 31, 2009 and December 31, 2008, total inventories consisted of the following:

	March 31,	December 31,
	2009	2008
	(in thousands)
Inventories:
Raw materials	$8,488	$15,545
Work in process	5,288	33,524
Finished goods	147,229	122,238
Total inventories	$161,005	$171,307

NOTE 7 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. There were no available-for-sale securities investments included in cash and cash equivalents at March 31, 2009 or December 31, 2008. Short-term investments, consisting of bank notes, were $1.0 million and $4.3 million at March 31, 2009 and December 31, 2008, respectively.  During the first quarter of 2008, the Company sold investment with a carrying value of $42.4 million and recognized gains of $39.7 million in other income, net.

At March 31, 2009 and December 31, 2008, MRV is the only available-for-sale security investment recorded at fair value (see additional discussion below), all other long-term investments are accounted for under the cost method.  Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects. Realized gains and losses are reported in earnings.  At March 31, 2009 and December 31, 2008, the long-term investments included $4.0 million and $3.3 million of unrealized holding loss which was recorded in accumulated other comprehensive income, respectively. There was no unrealized holding gain or loss in short-term investments.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these bank notes with banking institutions in China. During the three months ended March 31, 2009 and 2008, the Company sold $9.9 million and $22.8 million of bank notes, respectively, and recorded costs of less than $0.1 million and $0.3 million, respectively, as a result of discounting the notes.

The following table shows the break-down of the Company’s equity securities classified as long-term investments at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(in thousands)

TET	$—	$4,800
Cortina	3,348	3,348
MRV	471	1,170
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
PCD LLC	1,600	1,600
Other	471	471
Total equity securities	$12,192	$17,691

TET

In October 2008, the Company invested $4.8 million into Turnstone Environment Technologies LLC (“TET”), in exchange for approximately 22% of voting interest at both March 31, 2009 and December 31, 2008. The Company is not obligated to make further capital contributions. TET’s mission is to secure the licensing rights to environmentally friendly, renewable energy technologies for distribution to various emerging markets, with an initial focus on India. TET is considered as a variable interest entity where the Company is the primary beneficiary and does not hold a majority voting interest. The assets, liabilities and operating results of TET were determined to be immaterial as of December 31, 2008 and, therefore, were not consolidated.  As of and for the three months ended March 31, 2009, the financial statements of TET were included in the consolidated balance sheet and statement of operations of the Company.  As a result of consolidation, the Company’s initial investment in TET is included in other long-term assets, net of liabilities, in the condensed consolidated balance sheet at March 31, 2009, see Note 17.

MRV

On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV Communications (“MRV”), which is a publicly-traded company in an active market. In exchange for the Company’s interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company was paid the cash consideration of $1.5 million and received 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million. During the first quarter of 2009 and 2008, the Company recorded an unrealized loss of $0.7 million and $1.4 million, respectively, in other comprehensive income, representing the change in fair value of the investment during the quarter.  Because the Company has the ability and intent to hold this investment until a recovery of fair value, the Company does not consider this investment to be other-than-temporarily impaired.  At both March 31, 2009 and December 31, 2008, MRV is the only investment accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Fair Value Measurements

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

At March 31, 2009, the Company’s investment in MRV is recorded at fair value, classified within Level 1 of the fair value hierarchy and its money market funds are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy.  The Company has no other financial assets or liabilities that are being measured at fair value at March 31, 2009.

NOTE 8 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

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

The following table summarizes the activity related to warranty obligations during the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
	(in thousands)
Beginning of period	$29,840	$52,734
Accruals for warranties issued during the period	3,582	7,233
Settlements made during the period	(3,608)	(10,395)
Balance at end of period	$29,814	$49,572

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

NOTE 9 - RESTRUCTURING COSTS

During the fourth quarters of fiscal 2008 and 2007, the Company announced restructuring initiatives focused on aligning the Company’s cost base with revenues. During the first quarter of 2009, the Company recorded an additional $4.8 million restructuring charge of which $4.6 million relates to the 2008 Restructuring Plan and $0.2 million relates to the 2007 Restructuring Plan. As of March 31, 2009 and December 31, 2008, the Company’s total restructuring accrual was $8.4 million and $9.5 million, respectively which is included in other current liabilities in the condensed consolidated balance sheets. The Company continues to review its business for opportunities to reduce operating expenses and focus on executing its strategy based on core competencies and cost efficiencies.

2008 Restructuring Plan

During fiscal 2008, the Company implemented a restructuring plan (the “2008 Restructuring Plan”) and recorded $13.1 million in restructuring charges primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company is in the process of winding down. During the first quarter of 2009, the Company recorded an additional $4.6 million in restructuring charges related to the 2008 Restructuring Plan.  These charges were primarily general and corporate charges not directly related to the Company’s core business units and included $3.4 million for severance and benefits related to the transition of certain key functions, including finance, to China and $1.1 million for lease termination costs. Approximately 60 employees are affected by the transition of these key functions to China. The Company expects to incur additional restructuring charges during the remainder of 2009 as it continues to execute the 2008 Restructuring Plan. Payment of accrued amounts related to severance and benefits aggregating $5.8 million at March 31, 2009 are expected to be substantially completed by the end of 2009, payments of $1.1 million related to lease obligations will be settled over the remaining lease term, which expires in fiscal year 2010.

2007 Restructuring Plan

In the fourth quarter of 2007, the Company implemented a restructuring plan (the “2007 Restructuring Plan”) to reduce operating costs. During the first quarter of 2008, the Company completed the planned reduction in force, reducing the Company’s headcount by approximately 12%, or approximately 800 employees. The workforce reduction was primarily in the United States and China and, to a lesser degree, other international locations. At March 31, 2009 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.9 million was related to a lease obligation and will be settled over the remaining lease term, which expires in fiscal year 2010.

The activity in the accrued restructuring balances related to the plans described above was as follows for the three months ended March 31, 2009:

	Balance at	Restructuring	Cash	Non-cash	Balance at
	December 31, 2008	Charges	Payments	Settlement	March 31, 2009
	(in thousands)
2008 Restructuring Plan
Worforce Reduction	$7,976	$3,414	$(5,229)	$(380)	$5,781
Lease Costs	249	1,101	(218)	—	1,132
Other Costs	498	101	—	—	599
Total 2008 Restructuring Plan	8,723	4,616	(5,447)	(380)	7,512

2007 Restructuring Plan - Lease Costs	788	203	(139)	—	852
Total	$9,511	$4,819	$(5,586)	$(380)	$8,364

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants’ motion and dismissed plaintiffs’ Third Amended Complaint. The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008. On June 13, 2008, consistent with the Court’s March 14, 2008 dismissal order, the Company and the individual defendants filed objections to the form and content of the Fourth Amended Complaint. On July 24, 2008, the Court overruled the objections. On September 8, 2008, the Company and the individual defendants filed a motion to dismiss and a motion to strike certain allegations from the Fourth Amended Complaint. On March 27, 2009, the Court denied defendants’ motion to dismiss and granted defendants’ motion to strike.

Due to the status of this lawsuit and uncertainties related to litigation, management is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company’s historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint. On April 14, 2008, the Court granted defendants’ motion to dismiss the amended complaint. The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008 which was filed by the lead plaintiff on May 16, 2008. On June 6, 2008, defendants filed a motion to dismiss the second amended complaint. On August 21, 2008, the Court granted in part and denied in part the motion to dismiss. The parties have reached a tentative settlement in the case, subject to final documentation and court approval.  A preliminary approval hearing is currently set for June 19, 2009.

The tentative settlement reached by the parties is subject to court approval, and there is no assurance that the court will grant approval of the settlement.  Management is unable at this time to estimate the effects of this lawsuit, should the settlement not be approved, on the Company’s financial position, results of operations, or cash flows.

Governmental Investigations

In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (the “DOJ”) allegations that an agent of the Company’s Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and U.S. Securities and Exchange Commission (the “SEC”) regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company had sponsored. The SEC has indicated it regards travel arrangements provided to customers in China in connection with certain systems contracts, and other conduct, as violations. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigation often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. A judgment against the Company may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Shareholder Derivative Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company’s current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled the Company’s demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, the Company and the individual defendants filed demurrers against the second amended complaint. On February 27, 2009, the Court sustained the Company’s demurrer and ordered the plaintiff to file a third amended complaint. On March 20, 2009, the plaintiff filed his third amended complaint. On May 5, 2009, the Company and the individual defendants filed demurrers against the third amended complaint.

Due to the status of this lawsuit and uncertainties related to litigation, management of the Company is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management of the Company is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offering Securities Litigation, 21 MC 92 for pretrial purposes. In April 2002, a consolidated amended complaint was filed in the matter against the Company, captioned In re UTStarcom, Initial Public Offering Securities Litigation, Civil Action No. 01-CV-9604. Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports. Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000. The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation. On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants including the Company. The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that the registration statement filed in accordance with the IPO was misleading. In 2007, a settlement that had been pending with the Court since 2004 was terminated by stipulation after it became unlikely that the settlement would receive final Court approval. Plaintiffs filed amended master allegations and amended complaints in six “focus” cases (the Company’s case is not a focus case). In 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints. The parties have reached a global settlement of the litigation. Under the settlement, which remains subject to Court approval, the insurers would pay the full amount of settlement share allocated to the Company, and the Company would bear no financial liability. The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

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

On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois.  The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights.  The Company seeks compensatory damages, punitive damages and injunctive relief.  On August 16, 2007, the Court denied the Defendants’ motion to dismiss the misappropriation of trade secrets claims in the complaint.  On August 30, 2007, Defendants answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims.  An amended complaint by the Company was deemed filed as of December 6, 2007, alleging additional causes of action.  On January 4, 2008, Starent moved to dismiss certain causes of action contained in that complaint.  On May 30, 2008, the Company filed a Third Amended Complaint, removing from suit U.S. patent 6,978,128, and adding additional factual allegations relating to all defendants.  On July 23, 2008, the Court dismissed the Company’s trade secret and contract-based counts in the Third Amended Complaint.  On August 1, 2008, the Company asked the Court to clarify that ruling and filed a motion for leave to file a Fourth Amended Complaint containing the trade secret and contract-based counts.  On August 27, 2008, the Company moved to partially dismiss Starent’s counterclaims.  On September 24, 2008, after initially granting Defendants’ motion to strike the Fourth Amended Complaint, the Court reconsidered its order and granted the Company leave to file a Fourth Amended Complaint.  On September 25, 2008, the Fourth Amended Complaint was filed.  On October 14, 2008, Defendants moved to dismiss various counts of the Fourth Amended Complaint, including again seeking to have the trade secret claims dismissed.  On December 5, 2008, the Court partially granted the Company’s motion to partially dismiss Starent’s counterclaims.  On January 9, 2009, Starent filed amended counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation.  On January 26, 2009, the Company filed an answer to the counterclaims and asserted various affirmative defenses.

On March 24, 2009, the Court ruled on Defendants’ October 14, 2008, motion to dismiss certain claims in the Company’s Fourth Amended Complaint.  It denied Defendants’ motion to dismiss the Company’s trade secret claims.  However, to the extent the Company’s claims against Defendants for intentional interference with business relations are based on misappropriation of the Company’s trade secrets, the Court partially dismissed those claims, based upon the doctrine of preemption.  The Court also dismissed, as not yet ripe for adjudication, one of the patent claims brought by the Company.  Finally the Court also dismissed contract-based claims and related claims against individual defendants who had previously been employed by 3Com’s CommWorks division.  On March 25, 2009, the Court denied the motion of Starent co-founder Anthony Schoener to dismiss him individually based upon lack of personal jurisdiction.  On April 21, 2009, Defendants answered the remaining claims against them.  Discovery and motion practice is ongoing.  The Court has appointed a special master to handle discovery issues, issues related to identification of the trade secrets, summary judgments and certain other motions.  The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations of cash flows.

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

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments.  When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees.  The standby letters of credit usually expire without being drawn by the beneficiary thereof.  Finally, the Company may issue commercial letters of credit in support of purchase commitments.  As of March 31, 2009 the Company had outstanding letters of credit approximating $51.1 million. At March 31, 2009 the Company had short-term restricted cash of $17.3 million, and had long-term restricted cash of $15.5 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 11 — STOCK INCENTIVE PLANS

During the quarter ended March 31, 2009, the Company granted equity awards including restricted stock, restricted stock units and stock options. Such awards generally vest over a period of one to four years from the date of grant.  Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding.

In February 2008, the Compensation Committee granted 1,073,333 performance-based awards to certain senior executive officers.  During the third quarter of 2008, 233,333 of these contingently issuable shares were forfeited as a result of employee terminations.  On October 6, 2008, the performance requirements with respect to 60,000 of these contingently issuable shares were eliminated, these restricted stock units have a fair value of $2.69 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of October 6, 2008. On February 18, 2009, the Committee determined, based on the Company’s and each executive officer’s level of performance during the Company’s 2008 fiscal year, that an additional 367,500 shares underlying the previously granted performance-based restricted stock units had been earned, each of these performance-based restricted stock units has a fair value of $1.27 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of February 18, 2009.  These restricted stock units vested 50% on February 27, 2009 and will vest 50% on February 26, 2010.

In February 2009, the Compensation Committee also granted to senior executive officers 313,293 restricted stock units with a four-year vesting and an additional 626,586 performance-based awards, subject to the attainment of goals determined by the Compensation Committee.  The Company may be subject to variable levels of expense related primarily to the varying levels of performance, as well as for fluctuations in the Company’s stock price as these awards are “marked to market” periodically prior to the date of the Compensation Committee’s determination on performance.

To reduce the Company’s long term cost structure and manage shareholder dilution, the Company has elected to terminate the ESPP program effective May 15, 2009.  The cancellation has been accounted for as a settlement of shares for no consideration.  This resulted in an immediate expense recognition in the current period of $1.2 million associated with the unrecognized compensation for canceled purchase periods of the 24-month offering.

The total stock-based compensation expense, including the ESPP expense described above,  recognized in the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 was as follows:

	Three months ended March 31,
	2009	2008
	(in thousands)
Cost of net sales	$430	$260
Selling, general and administrative	2,439	3,997
Research and development	897	538
Restructuring	380	—
Total	$4,146	$4,795

Option activity as of March 31, 2009 and changes during the three months ended March 31, 2009 was as follows:

	Number of shares outstanding	Weighted average exercise price
	(in thousands)
Options outstanding, December 31, 2008	8,767	$9.63
Options granted	100	$1.01
Options exercised	(1)	$0.25
Options forfeited or expired	(668)	$11.33
Options outstanding, March 31, 2009	8,198	$9.39

Nonvested restricted stock and restricted stock units as of March 31, 2009, and changes during the three months ended March 31, 2009, were as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2008	6,712	$2.96
Granted	1,365	$1.01
Vested	(1,741)	$2.97
Forfeited	(570)	$2.86
Total nonvested at March 31, 2009	5,766	$2.50

At March 31, 2009, there was approximately $16.6 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, as measured, which the Company expects to recognize over a weighted-average period of 2.5 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 12 - INCOME TAXES

As of December 31, 2008, the Company’s gross unrecognized tax benefits totaled $92.8 million and are included in other long-term liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $82.1 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $10.7 million.

As of March 31, 2009, the Company’s gross unrecognized tax benefits totaled $67.0 million and are included in other long-term liabilities, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $57.6 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $9.4 million. The Company has reduced its total unrecognized tax benefits by approximately $26.5 million during the quarter due to statute of limitations expirations and settlements of income tax audits. The portion of this $26.5 million reduction of gross unrecognized tax benefits that decreased the provision for income taxes and increased the Company’s net income during the quarter was approximately $1.4 million. The total unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.9 million as of December 31, 2008 and approximately $2.8 million as of March 31, 2009. The Company has reduced its interest expense and penalties recorded within income tax expense by approximately $1.4 million during the quarter due to statute of limitations expirations and settlements of income tax audits.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company’s tax years for 1998 through 2008 are still open for examination in China. The Company’s tax years for 2006 through 2008 are still open for examination in the United States.

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

Income tax expense was $1.8 million for the three months ended March 31, 2009 compared to a tax benefit of $5.0 million for the three months ended March 31, 2008.

Income tax expense for the three months ended March 31, 2009 included a tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements.

The Company’s income tax expense for the first quarter of 2008 at statutory rates was $3.5 million.  This amount was adjusted for the two items discussed below.  The China Corporate Income Tax Law (“CIT Law”) was effective on January 1, 2008.  As a result of the enactment of regulations during the first quarter of 2008 which addressed CIT Law, the Company recorded an income tax benefit of $11.7 million related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of the Company’s subsidiaries which the Company had previously determined to not be permanently reinvested outside the United States.  The Company also accrued $3.2 million of foreign withholding taxes related to the realized gain on the sale of its investment in Gemdale.

For 2009 and 2008, the Company has not provided any tax benefit on any forecasted losses incurred and tax credits generated in the United States and other countries, because management believes that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, for 2009 and 2008, the Company continues to accrue tax expense in jurisdictions where the Company has been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

NOTE 13 - OTHER (EXPENSE) INCOME, NET

Other (expense) income, net for the three months ended March 31, 2009 and 2008, respectively were comprised of the following:

	Three months ended March 31,
	2009	2008
	(in thousands)
Gain on sale of investments	$—	$39,679
Gain on liquidation of investment in a variable interest entity (see Note 17)	—	8,169
Foreign exchange (losses) gains	(7,258)	5,709
Other	44	413
Total	$(7,214)	$53,970

NOTE 14 - SEGMENT REPORTING

To align the business units with its corporate strategy to focus on core businesses, on July 1, 2008 the Company sold PCD to PCD LLC (see note 3). Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States. Included in the Other segment are Mobile Solutions Business Unit (“MSBU”) and Custom Solutions business unit (“CSBU”).  On July 31, 2008, the Company sold MSBU which was responsible for the development, sales and service of the Company’s wireless IPCDMA/IPGSM product line. In the first quarter of 2009, the Company completed the wind-down of CSBU and the consolidation of voice messaging technology into its Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. As a result of these changes the Company revised its internal reporting structure, operating segments and reporting segments.

Effective January 1, 2009, the new reporting segments are as follows:

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

•                  Services—Focused on providing services and support of the Company’s Broadband Infrastructure and Multimedia Communications product lines.

The Company’s chief operating decision makers make financial decisions based on information it receives from its internal management system and currently evaluates the operating performance of and allocates resources to the reporting segments based on segment revenue and gross profit. Cost of sales and direct expenses in relation to production are assigned to the reporting segments.  The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

Summarized below are the Company’s segment net sales, gross profit and segment margin for the three months ended March 31, 2009 and 2008 based on the current reporting segment structure:

	Three months ended March 31,
	2009	% of net sales	2008	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$34,033	28%	$67,446	12%
Broadband Infrastructure	15,419	13%	25,590	4%
Handsets	56,060	47%	44,023	8%
Services	13,828	12%	11,091	2%
PCD	—	—	430,724	73%
Other	—	—	7,115	1%
	$119,340	100%	$585,989	100%

	Three months ended March 31,
	2009	Gross profit %	2008	Gross profit %
	(in thousands)
Gross profit by Segment
Multimedia Communications	$10,554	31%	$33,156	49%
Broadband Infrastructure	1,620	11%	2,221	9%
Handsets	6,302	11%	16,215	37%
Services	3,176	23%	2,319	21%
PCD	—	—	32,836	8%
Other	—	—	5,332	75%
	$21,652	18%	$92,079	16%

	Three months ended March 31,
	2009	2008
	(in thousands)
Segment Margin and Operating Loss
Multimedia Communications	$(1,580)	$16,195
Broadband Infrastructure	(3,164)	(4,225)
Handsets	236	1,021
Services	3,012	946
PCD	—	24,964
Other	—	(4,158)
Total segment margin	(1,496)	34,743
General and Corporate	(57,359)	(65,632)
Operating Loss	$(58,855)	$(30,889)

Assets by segment are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Property, Plant and Equipment, net
Multimedia Communications	$77,290	$78,890
Broadband Infrastructure	39,004	39,649
Handsets	39,327	39,975
Services	16,501	16,773
	$172,122	$175,287

	March 31,	December 31,
	2009	2008
	(in thousands)
Total assets
Multimedia Communications	$558,321	$602,207
Broadband Infrastructure	362,565	337,571
Handsets	181,823	288,050
Services	70,910	75,633
Other	—	7,345
	$1,173,619	$1,310,806

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended March 31,
		% of net		% of net
	2009	sales	2008	sales
	(in thousands)
Net Sales by region
United States	$41,259	35%	$421,863	72%
China	51,219	43%	117,122	20%
Other	26,862	22%	47,004	8%
Net sales	$119,340	100%	$585,989	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
U.S.	$533	$627
China	170,552	172,844
Other	1,037	1,816
Total long-lived assets	$172,122	$175,287

NOTE 15 - CREDIT RISK AND CONCENTRATION

The Company’s accounts receivable balance included amounts due from PCD LLC, representing approximately 15% and 39% at March 31, 2009 and December 31, 2008, respectively.

The following customers accounted for 10% or more of the Company’s net sales:

For the three months ended March 31,	% of net sales

2009
PCD LLC	32%

2008
Verizon Wireless	25%
Sprint Spectrum	18%
T-Mobile USA, Inc.	10%

Approximately 22% and 12% of the Company’s net sales during the three months ended March 31, 2009 and 2008, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $77.3 million and $86.2 million as of March 31, 2009 and December 31, 2008, respectively. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 43% and 20% of the Company’s sales for the three months ended March 31, 2009 and 2008, respectively, were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 16 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three months ended March 31, 2009 and 2008, the Company recognized revenue of $6.2 million and $11.8 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank.

Included in accounts receivable at March 31, 2009 and December 31, 2008 were $6.4 million and $9.2 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable to Softbank and its affiliates at March 31, 2009 and December 31, 2008.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2009 and December 31, 2008, the Company’s customer advance balance related to Softbank agreements was $0.2 million and $0.7 million, respectively.  The current deferred revenue balance related to Softbank was $2.1 million and $4.0 million as of March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, the Company’s noncurrent deferred revenue balance related to Softbank was $9.1  million compared to $9.2 million as of December 31, 2008.

As of March 31, 2009, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

NOTE 17—VARIABLE INTEREST ENTITIES

In October 2008, the Company made an investment in Turnstone Environment Technologies LLC (“TET”), a Delaware limited liability company formed for the purpose of licensing and developing energy efficient renewable cooling solutions for cell towers in the telecommunications industry. In exchange for 5,180,788 Series A Preferred units representing approximately 22% of voting interest in TET and 500,000 Series A Preferred warrants at an exercise price of $0.9265 per unit and with an expiration term of 5 years, the Company contributed $4.8 million in cash. The Company currently does not have any representation on TET’s board of directors nor the ability to control the management and operation decisions of TET. The operations of TET are in the development stage and the entity is actively seeking additional investors. The Company does not intend to and has no obligation to fund future losses or make additional contributions other than its initial investment. As of March 31, 2009 and December 31, 2008, TET was in effect entirely funded by the Company’s initial investment as the capital contributions of the current investors were not substantive. The Company has determined that the venture is a variable interest entity and the Company is the primary beneficiary because it is exposed to the majority of the variable interest entity’s expected losses. Therefore, the Company is required to consolidate TET’s financial statements under FIN 46R, “Consolidation of Variable Interest Entities.”   Beginning January 1, 2009, the assets, liabilities and operating results of TET were consolidated into the Company’s balance sheet and statement of operations. The assets, liabilities and operating results of TET were determined to be immaterial as of December 31, 2008 and to the results of operations and cash flows for the full year and the fourth quarter of 2008 and, therefore, were not consolidated. TET had no revenue and had a loss of $0.5 million for the three months ended March 31, 2009. The consolidation of TET represented $4.6 million of the total assets and $0.3 million of the total liabilities of the Company as of March 31, 2009.

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

EXECUTIVE SUMMARY

We design, manufacture and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV (“IPTV”), Next Generation Network (“NGN”) and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. In addition, we also sell handsets that are designed and manufactured primarily for the China market. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and consumers around the world. Over the past few years, we have expanded our focus to build a global presence and currently sell our products in several established and emerging growth markets in Asia, Latin America and Europe. We intend to continue to enhance our manufacturing capabilities and improve our internal supply chain and inventory management processes to ensure timely deliveries of quality products. We also intend to continue to implement and enhance our administrative infrastructure to assist our globalization.

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

Restructuring Programs

On December 16, 2008, our Board of Directors approved a restructuring plan (the “2008 Restructuring Plan”) designed to reduce operating costs. The plan includes, among other things, winding down our Korea based handset operations (“Korea Operations”) and implementing an additional worldwide reduction in force of approximately 10% of our headcount by the end of the second quarter of 2009. In connection with the 2008 Restructuring Plan, during the fourth quarter of 2008 we incurred a restructuring charge of $13.1 million comprised largely of cash payments associated with one-time severance benefits. During the first quarter of 2009, we recorded an additional $4.8 million in restructuring charges of which $4.6 million relates to the 2008 Restructuring Plan. These charges were primarily general and corporate charges not directly related to our core business units and included $3.4 million for severance and benefits primarily related to the transition of certain key functions, including finance, to China and $1.1 million for lease termination costs. Approximately 60 employees are affected by the transition of these key functions to China. We expect to incur additional restructuring charges during the remainder of 2009 as we continue to execute the 2008 Restructuring Plan. Payment of accrued amounts related to severance and benefits aggregating $5.8 million at March 31, 2009 are expected to be substantially completed by the end of 2009, payments of $1.1 million related to lease obligations will be settled over the remaining lease term, which expires in fiscal year 2010.

We will continue our efforts to evaluate certain operations and will consider opportunities to divest additional non-core assets and may incur additional costs associated with future actions to further align our business operations and streamline our business processes.

Revenue Effects of Non-Core Asset Sales

The sale of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”), in July 2008 resulted in a substantial reduction in sales during the three months ended March 31, 2009 compared with the same period in 2008. Net sales decreased by $466.6 million to $119.3 million during the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily due to the disposal of PCD in 2008. The PCD segment accounted for $430.7 of the net sales for the three months ended March 31, 2008.

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

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Management believes that there have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

To align the business units with our corporate strategy to focus on core businesses, on July 1, 2008 we sold PCD to PCD LLC (see Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).  Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States, Included in the Other segment are Mobile Solutions Business Unit (“MSBU”) and Custom Solutions business unit (“CSBU”).  On July 31, 2008, we sold MSBU which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. In the first quarter of 2009, we completed the wind-down of CSBU and the consolidation of voice messaging technology into our Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. As a result of these changes we revised our internal reporting structure, operating segments and reporting segments.

Effective January 1, 2009, the new reporting segments are as follows:

•                  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies.

•                  Broadband Infrastructure—Focused on our world class portfolio of broadband products.

•                  Handsets—Focused on mobile phone business with continued focus on the PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

•                  Services—Focused on providing services and support of our Broadband Infrastructure and Multimedia Communications product lines.

NET SALES

	Three months ended March 31,
	2009	% of net sales	2008	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$34,033	28%	$67,446	12%
Broadband Infrastructure	15,419	13%	25,590	4%
Handsets	56,060	47%	44,023	8%
Services	13,828	12%	11,091	2%
PCD	—	—	430,724	73%
Other	—	—	7,115	1%
	$119,340	100%	$585,989	100%

	Three months ended March 31,
		% of net		% of net
	2009	sales	2008	sales
	(in thousands)
Net Sales by region
United States	$41,259	35%	$421,863	72%
China	51,219	43%	117,122	20%
Other	26,862	22%	47,004	8%
Net sales	$119,340	100%	$585,989	100%

Three months ended March 31, 2009 and 2008

Net sales decreased by 80% to $119.3 million during the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily due to disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009.  The PCD and Other segments accounted for $437.8 million of the decrease.  Net sales for the segments other than the PCD and Other decreased by $28.8 million or 19%.  Multimedia Communications net sales decreased by $33.4 million, or 50%, for the three months ended March 31, 2009 compared to the same period in 2008, mainly due to continued weakening demand for our PAS Infrastructure products partially offset by increased sales in our IPTV and STB products. Broadband Infrastructure segment net sales decreased by $10.2 million or 40% for the three months ended March 31, 2009 compared to the same period in 2008 mainly due to decrease in CPE and MSAN sales.  Handsets segment net sales increased by $12.0 million, or 27%, in the first quarter of 2009 primarily due to increase of CDMA handset sales to PCD LLC during the three months ended March 31, 2009 partially offset by declines of our PAS handsets sales.

For additional discussion, see the “Segment Reporting” section of this Item 2.

The economic uncertainty that we are operating in today could adversely impact our business. However, the majority of our business is based in China and India—two countries that are still projected to have economic growth in 2009.  In 2009 and beyond, we expect that new orders for PAS handsets and infrastructure equipment will continue to decline due to the China telecommunications industry restructuring as well as increased pricing pressures. We expect our CDMA and TD-SCDMA handsets will positively contribute to our revenue and partially offset the decline of our PAS business. In order to capitalize on the growing data business in China, in mid-2009 we also plan to introduce HSDPA (“High Speed Downlink Packet Access”) data cards supported by TD-SCDMA networks which we expect to have relatively higher gross margins and average selling prices. However, we do not anticipate that these sales will fully offset the expected decline in PAS handsets and infrastructure sales. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

GROSS PROFIT

	Three months ended March 31,
	2009	Gross profit %	2008	Gross profit %
	(in thousands)
Gross profit by Segment
Multimedia Communications	$10,554	31%	$33,156	49%
Broadband Infrastructure	1,620	11%	2,221	9%
Handsets	6,302	11%	16,215	37%
Services	3,176	23%	2,319	21%
PCD	—	—	32,836	8%
Other	—	—	5,332	75%
	$21,652	18%	$92,079	16%

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

Three months ended March 31, 2009 and 2008

Gross profit was $21.7 million, or 18% of net sales, in the three months ended March 31, 2009, compared to $92.1 million, or 16% of net sales, in the corresponding period of 2008. The overall gross profit decrease in absolute dollars was primarily due to the disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009 as well as the decrease in sales of the higher margin Multimedia Communications products.  PCD and Other segments in aggregate accounted for $38.2 million decrease in gross profit for the first quarter of 2009.  Gross profit for the segments other than PCD and Other decreased by $32.3 million for the three months ended March 31, 2009 as compared to the corresponding period of 2008.  This decrease was due to increased lower margin CDMA handset sales to PCD LLC, decrease in sales and additional inventory reserves for both the Multimedia Communications and Broadband Infrastructure segment during the first quarter of 2009, partially offset by an $8.5 million decrease to cost of sales in the Handsets segment resulting from the amortization of the Marvell supply agreement (See Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.)  For additional discussion, see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended March 31,
		% of net		% of net
	2009	sales	2008	sales
	(in thousands)
Selling, general and administrative	$54,180	45%	$79,744	14%
Research and development	21,508	18%	41,400	7%
Amortization of intangible assets	—	—	1,824	0%
Restructuring	4,819	4%	—	—
Total net operating expenses	$80,507	67%	$122,968	21%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended March 31, 2009 and 2008

SG&A expenses were $54.2 million for the three months ended March 31, 2009, a decrease of $25.6 million as compared to $79.7 million for the same period in 2008. The decrease in SG&A expense was primarily due to an $10.7 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, an $8.0 million decrease in personnel related expenses due to continuous streamlining of operations and recent cost reduction measures, a $7.6 million decrease in SG&A expenses related to divested operations, primarily PCD and MSBU, a $2.8 million savings from reduction in the use of outside services, a $2.3 million decrease in depreciation expense due to assets impairment write off in 2008, a $1.7 million decrease in travel related expenses due to reduced travel activity and cost containment efforts, and a $1.2 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities. This was partially offset by an $8.3 million increase in the provision for doubtful accounts in the first quarter of 2009 compared to a recovery of doubtful accounts of $0.8 million in the same period of 2008 and a $2.0 million increase in provisions for contingencies.

RESEARCH AND DEVELOPMENT

Three months ended March 31, 2009 and 2008

R&D expenses decreased by $19.9 million during the three months ended March 31, 2009 compared to the same period in 2008.  During the second half of 2008, we sold PCD and MSBU which resulted in aggregated R&D savings of $4.7 million for the first quarter of 2009.  In addition, the decrease was also due to a $10.0 million decrease in personnel related expenses as we continued to transfer R&D functions from the United States to China and reduced spending in non-core business units, a $0.7 million decrease in depreciation and a $1.6 million decrease in software license and parts expenses as we continued to streamline our operations as well as a $1.1 million savings from reduction in use of outside services.

AMORTIZATION OF INTANGIBLE ASSETS

Three months ended March 31, 2009 and 2008

There was no amortization of intangible assets in the three months ended March, 31, 2009 compared to $1.8 million in the three months ended March 31, 2008. An impairment charge of $4.9 million was recorded in the fourth quarter of 2008 to fully write-off the remaining carrying value of intangible assets at December 31, 2008.

RESTRUCTURING

Three months ended March 31, 2009

On December 16, 2008, our Board of Directors approved a restructuring plan (the “2008 Restructuring Plan”) designed to reduce operating costs. The plan includes, among other things, winding down our Korea based handset operations (“Korea Operations”) and implementing an additional worldwide reduction in force of approximately 10% of our headcount by the end of the second quarter of 2009. On October 2, 2007, our Board of Directors approved a restructuring plan (the “2007 Restructuring Plan”) to reduce operating costs, which included a worldwide reduction in force of approximately 12% of our headcount. The 2007 Restructuring Plan was substantially completed during 2008; the remaining liability of the 2007 Restructuring Plan is related to a lease obligation to be settled over the remaining lease term, which expires in fiscal year 2010.

In connection with the 2008 Restructuring Plan, during the fourth quarter of 2008 we incurred a restructuring charge of $13.1 million comprised largely of cash payments associated with one-time severance benefits. During the first quarter of 2009, we recorded an additional $4.8 million in restructuring charges of which $4.6 million relates to the 2008 Restructuring Plan and $0.2 million relates to the 2007 Restructuring Plan. The $4.6 million of charges related to the 2008 Restructuring Plan were primarily general and corporate charges not directly related to our core business units and included $3.4 million for severance and benefits primarily related to the transition of certain key functions, including finance, to China and $1.1 million for lease termination costs. Approximately 60 employees are affected by the transition of these key functions to China. We expect to incur additional restructuring charges during the remainder of 2009 as we continue to execute the 2008 Restructuring Plan. Payment of accrued amounts related to severance and benefits aggregating $5.8 million at March 31, 2009 are expected to be substantially completed by the end of 2009, payments of $1.1 million related to lease obligations will be settled over the remaining lease term, which expires in fiscal year 2010.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three months ended March 31, 2009 and 2008

Interest income was $0.7 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. Interest income decreased primarily due to a decline in the average interest rate applicable to the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

INTEREST EXPENSE

Three months ended March 31, 2009 and 2008

Interest expense was $0.3 million and $6.1 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 was attributable to the repayment of $274.6 million of convertible subordinated notes due March 1, 2008 and $48.0 million of other bank loan repayments during 2008.

OTHER (EXPENSE) INCOME, NET

Three months ended March 31, 2009 and 2008

Other expense, net was $7.2 million for the three months ended March 31, 2009 as compared to other income, net of $54.0 million for the three months ended March 31, 2008. Other expense, net for the three months ended March 31, 2009 was primarily due to $7.3 million of foreign currency losses. Other income, net for the three months ended March 31, 2008 was primarily due to a $32.4 million gain on the sale of the Gemdale investment, a $7.3 million gain on the sale of the Infinera investment, an $8.2 gain on the liquidation of investment in a variable interest entity and $5.7 million of foreign currency gains.

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

Three months ended March 31, 2009 and 2008

Income tax expense was $1.8 million for the three months ended March 31, 2009 compared to a tax benefit of $5.0 million for the three months ended March 31, 2008.

Income tax expense for the three months ended March 31, 2009 included a tax benefit of 2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements.

Our income tax expense for the first quarter of 2008 at statutory rates was $3.5 million. This amount has been adjusted for the two items discussed below.   The China Corporate Income Tax Law (“CIT Law”) was effective on January 1, 2008.  As a result of the enactment of regulations during the first quarter of 2008 which addressed CIT Law, we recorded an income tax benefit of $11.7 million related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of our subsidiaries which we determined to not be permanently reinvested outside the United States.  We also accrued $3.2 million of foreign withholding taxes related to the realized gain on the sale of our investment in Gemdale.

For 2009 and 2008, we have not provided any tax benefit on any forecasted losses incurred and tax credits generated in the United States and other countries, because we believe that it is more likely than not that the tax benefit associated with these losses will not be realized. Also, for 2009 and 2008, we continue to accrue tax expense in jurisdictions where we have been historically profitable. Estimates of the annual effective tax rate at the end of the interim periods are based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.

SEGMENT REPORTING

Summarized below are our segment sales revenue and gross profit for the three months ended March 31, 2009 and 2008, respectively.

Multimedia Communications

	Three months ended March 31,
	2009	2008
	(in thousands)
Net sales	$34,033	$67,446
Gross profit	$10,554	$33,156
Gross profit as a percentage of net sales	31%	49%

During the three months ended March 31, 2009, sales of Multimedia Communications segment decreased by 50% as compared to the same period in 2008.  The decrease was primarily due to the decrease in PAS equipment sales by 86%, partially offset by higher IPTV and STB sales.  PAS equipment sales comprised approximately 21% and 75% of our Multimedia Communications sales for the three months ended March 31, 2009 and 2008, respectively.

The gross profit percentage decreased to 31% for the three months ended March 31, 2009 from 49% for the corresponding period in 2008.  The decrease was primarily due to relatively higher inventory reserve charges related to our PAS infrastructure equipment as well as a $1.2 million additional inventory reserve for our NGN product.

We expect future PAS infrastructure spending to decline in 2009 and beyond as China launched its 3G networks. We expect the decline in new PAS infrastructure orders will accelerate and we plan to aggressively pursue opportunities for our IPTV product portfolios and NGN products in multiple markets. However, we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2009 and beyond.

We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions.

Broadband Infrastructure

	Three months ended March 31,
	2009	2008
	(in thousands)
Net sales	$15,419	$25,590
Gross profit	$1,620	$2,221
Gross profit as a percentage of net sales	11%	9%

Broadband Infrastructure sales decreased by $10.2 million or 40% during the three month ended March 31, 2009 as compared to the same period in 2008.  The decrease was mainly due to lower MSAN and CPE sales in 2009.  Softbank in Japan, one of our largest infrastructure customers, represented approximately 16% and 35% of total Broadband sales during the three months ended March 31, 2009 and 2008, respectively.

Gross profit percentage increased slightly in the first quarter of 2009 when compared to the same period in 2008, primarily due to a decrease in provision for anticipated losses during the quarter on infrastructure deployment contracts partially offset by additional inventory reserves related to our optical product.

We may incur additional warranty expense and inventory reserves as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These factors will result in negative impacts on our future gross margins, results of operations and financial position.

Handsets

	Three months ended March 31,
	2009	2008
	(in thousands)
Net sales	$56,060	$44,023
Gross profit	$6,302	$16,215
Gross profit as a percentage of net sales	11%	37%

Net sales increased by 27% for the three months ended March 31, 2009 compared to the same period in 2008.  The increase was primarily due to the sale of CDMA handsets to PCD LLC after the disposal of PCD in July 2008.  The sale of CDMA handsets to PCD LLC accounted for $37.7 million of the total handset revenue for the quarter.  Our PAS handset sales declined significantly during the first quarter of 2009 as China moved toward the 3G network deployment.

Gross profit as a percentage for our Handsets segment decreased from 37% for the three months ended March 31, 2008 to 11% for the corresponding period in 2009. The decrease was mainly due to increased CDMA handset sales to PCD LLC which have lower profit margins, as well as additional warranty reserve recorded during the three months ended March 31, 2009 due to additional repairs for one of our handset products. We incurred additional inventory reserve for our PAS handsets as we anticipated decrease in demand after China launched its 3G networks.  The additional PAS handset inventory reserve was partially offset by a decrease to cost of sales from the amortization of the Marvell supply agreement.

In 2009 and beyond, we expect an accelerated decline in PAS subscribers as the China telecommunication industry reorganizes and launches 3G services. We plan to develop and sell innovative CDMA and TD-SCDMA terminal products which will provide new user experiences and values. However, we expect our CDMA and TD-SCDMA handsets will contribute more to our revenue and partially offset the decline of PAS business in China. To capitalize on the growing data business in China, in mid-2009, we also plan to introduce HSDPA data cards supported by TD-SCDMA networks which we expect to have relatively higher gross margins and average selling prices. In addition, we expect to continue to focus on product cost reduction efforts through supply chain improvements and R&D improvements, including outsourcing part of our product development.

Services

	Three months ended March 31,
	2009	2008
	(in thousands)
Net sales	$13,828	$11,091
Gross profit	$3,176	$2,319
Gross profit as a percentage of net sales	23%	21%

Our Services segment’s revenue increased by 25% for the three months ended March 31, 2009 as compared to the corresponding quarter last year.  The increase was mainly due to the increase in both international and China sales resulting from increased service contracts for maintenance services and value added services

Gross profit increased from 21% for the three months ended March 31, 2008 to 23% for the corresponding period in 2009.  The increase was primarily due to overall cost reduction efforts in both China and International service divisions.

Personal Communication Devices (PCD)

	Three months ended March 31,
	2009	2008
	(in thousands)
Net sales	$—	$430,724
Gross profit	$—	$32,836
Gross profit as a percentage of net sales	—	8%

On July 1, 2008, we sold our PCD operations (See Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other

	Three months ended March 31,
	2009	2008
	(in thousands)
Net sales	$—	$7,115
Gross profit	$—	$5,332
Gross profit as a percentage of net sales	—	75%

Our Other segment consists of Mobile Solutions (“MSBU”) and Custom Solutions (“CSBU”) business units.  We disposed our MSBU unit in July 2008 and completed the disbandment of the CSBU unit in the first quarter of 2009.  The remaining IP Messaging product line has been integrated into the Multimedia Communication segment and remaining services related contracts have been integrated into the Service segment.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. During the three months ended March 31, 2009 and 2008, we recognized revenue of $6.2 million and $11.8 million, respectively, for sales of telecommunications equipment and services to affiliates of Softbank.

Included in accounts receivable at March 31, 2009 and December 31, 2008 were $6.4 million and $9.2 million, respectively, related to these transactions. We had immaterial amounts of accounts payable to Softbank and its affiliates at March 31, 2009 and December 31, 2008.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of March 31, 2009 and December 31, 2008, our customer advance balance related to Softbank agreements was $0.2 million and $0.7 million, respectively.  The current deferred revenue balance related to Softbank was $2.1 million and $4.0 million as of March 31, 2009 and December 31, 2008, respectively.  As of March 31, 2009, our noncurrent deferred revenue balance related to Softbank was $9.1million compared to $9.2 million as of December 31, 2008.

As of March 31, 2009, Softbank beneficially owned approximately 12% of our outstanding stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	March 31,	December 31,
	2009	2008	Change
	(in thousands)

Cash and cash equivalents	$299,570	$309,603	$(10,033)
Short-term investments - Bank notes	964	4,262	(3,298)
Total	$300,534	$313,865	$(13,331)

	Three months ended March 31,
	2009	2008	Change
	(in thousands)
Cash (used in) provided by operating activities	$(12,007)	$92,734	$(104,741)
Cash provided by investing activities	4,600	45,890	(41,290)
Cash used in financing activities	(163)	(286,388)	286,225
Effect of exchange rate changes on cash and cash equivalents	(2,463)	8,797	(11,260)

Net decrease in cash and cash equivalents	$(10,033)	$(138,967)	$128,934

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At March 31, 2009, cash and cash equivalents approximating $192.8 million was held by our subsidiaries in China.

Cash used in operating activities during the three months ended March 31, 2009 of $12.0 million resulted primarily from the net loss of $67.4 million offset by non-cash charges including $3.5 million of depreciation and amortization, $4.1 million stock-based compensation and $8.3 million provision for doubtful accounts and also offset by changes in net operating assets and liabilities providing net cash of $39.7 million.  The decrease in sales activity in the first quarter of 2009 was the primary driver of the changes in operating assets and liabilities.  Cash from operations benefited $54.9 million from a decrease in accounts receivable, $8.3 million from a decrease in inventory and deferred costs, and $38.0 million from a decrease in other assets, offset partially by a decrease in accounts payable using cash of $66.2 million.   Cash provided by operating activities during the three months ended March 31, 2008 of $92.7 million was significantly impacted by changes in net operating assets and liabilities providing net cash of $112.7 million, primarily as a result of management of working capital in the first quarter of 2008 in preparation for the repayment of the convertible subordinated notes due March 31, 2008.

Cash provided by investing activities during the three months ended March 31, 2009 of $4.6 million included net proceeds from the sale of short-term investments of $3.3 million and changes in restricted cash of $2.1 million, offset partially by cash outflows including $1.1 million for purchases of property, plant and equipment. Net cash provided by investing activities for the three months ended March 31, 2008 totaled $45.9 million. Cash of $58.7 million was received from the proceeds of the sale of short-term investments and $7.7 million was the net cash provided by the repayment of a loan by a variable interest entity. Cash outflows from investing activities included $8.5 million for the purchase of short-term and long-term investments, $7.6 million for the purchase of property, plant and equipment and $4.5 million was the result of an increase in restricted cash, primarily to collateralize letters of credit.

Cash used in financing was $0.2 million during the three months ended March 31, 2009. Net cash used in financing activities was $286.4 million during the three months ended March 31, 2008, primarily due to the repayment of the convertible subordinated notes of $274.6 million due March 1, 2008.

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in thousands, except DSO):

	March 31,	December 31,	Increase
	2009	2008	(Decrease)

Accounts receivable, net	$88,423	$149,210	$(60,787)
Accounts receivable, related parties	6,415	9,166	(2,751)
Total accounts receivable	$94,838	$158,376	$(63,538)

Days sales outstanding in accounts receivable (“DSO”), excluding PCD	72	75	(3)

Accounts receivable decreased $63.5 million primarily due to the decrease in sales in the first quarter of 2009 as well as the continued focus on working capital management. During the three months ended March 31, 2009, we recorded approximately $8.3 million provision for doubtful accounts. DSO, calculated excluding PCD, decreased slightly to 72 days at March 31, 2009 from 75 days at December 31, 2008.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
	(in thousands)
Inventories:
Raw materials	$8,488	$15,545	$(7,057)
Work in-process	5,288	33,524	(28,236)
Finished goods	147,229	122,238	24,991
Total inventories	$161,005	$171,307	$(10,302)

Short-term deferred costs	$135,726	$133,409	$2,317
Long-term deferred costs	$142,246	$149,258	$(7,012)

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

Debt

We had no bank loans outstanding at March 31, 2009. At March 31, 2009, our primary source of available credit was a series of credit facilities in China. These credit facilities provide uncollateralized lines of credit totaling $131.7 million of which $43.9 million was available for working capital draws and $87.8 million for the issuance of letters of credit and corporate guarantees (“non-working capital draws”) at March 31, 2009. These credit facilities provide an additional $190.2 million in additional borrowing availability subject to collateralization, of which $117.1 million was available for working capital draws and $73.1 million was available for non-working capital draws at March 31, 2009. At March 31, 2009, we had approximately $293.8 million available for future borrowings on these China credit facilities, of which an aggregate of $161.0 million remained available for general working capital purposes and $132.8 million remained available in support of letters of credit and corporate guarantees.  Approximately $263.4 million of these facilities expire during the third quarter of 2009 and approximately $58.5 million of these lines expire in the fourth quarter of 2009.

 Our available lines of credit in China are now significantly less than what has been available to us historically and, if not renewed, expire within the next 12 months.  During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. While we were able to renew approximately $263.4 million of these lines of credit during the third quarter of 2008, and an additional $58.5 million of these lines of credit during the first quarter of 2009, borrowings above a certain threshold now require collateralization of our real property in China and each borrowing under the credit facilities is subject to the bank’s then current favorable opinion of the credit worthiness of our China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations and practices. Furthermore, we have not previously utilized collateralized credit lines in China, and it is uncertain whether these collateralized credit lines would be readily available to us.  The most significant factor resulting in the decrease in our currently available lines of credit in China is the reduced profitability of our China domiciled subsidiaries. We also believe that the decrease in our currently available lines of credit in China is the result of recent changes in banking practices in China which has resulted in the granting of lines of credit by China banks more in line with U.S. and international credit underwriting practices. Upon expiration in second half of 2009, we cannot be certain that additional lines of credit will be available to us on commercially reasonable terms or at all.

Liquidity

We incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the three months ended March 31, 2009 we incurred a net loss of $67.4 million. We recorded operating losses in 16 of the 17 consecutive quarters in the period ended March 31, 2009. At March 31, 2009 we had an accumulated deficit of $908.9 million. We incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. Cash used in operations was $12.0 million during the three months ended March 31, 2009.  At March 31, 2009, we had cash and cash equivalents of $299.6 million in the aggregate to meet the Company’s liquidity requirements of which $192.8 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds from China.  We expect to continue to incur losses and negative cash flows from operations over at least the remainder of 2009.

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

Currently, our only committed credit sources are our credit facilities in China. At March 31, 2009, the credit facilities aggregated $321.9 million, of which $161.0 million was available for working capital purposes and the remaining $160.9 million was restricted for use in trade financing. The credit facilities do not require compliance with any financial covenants, but they do require collateralization for working capital draws in excess of $43.9 million or trade financing draws in excess of $87.8 million. The bank providing our principal credit line added the requirement that borrowings above these amounts be secured by our manufacturing, research and development, and administrative offices facility in Hangzhou, China when this credit line was renewed during the third quarter of 2008; at March 31, 2009, $293.8 million of the total credit facilities remained available under our credit agreements and usage of the principal credit line had not reached levels that would require collateral. Furthermore, each borrowing under the credit facilities are subject to the banks’ then current favorable opinion of the credit worthiness of our China subsidiaries, the banks having funds available for lending, and other Chinese banking regulations. Approximately $263.4 million of these facilities expire during the third quarter of 2009 and approximately $58.5 million of these lines expire in the fourth quarter of 2009 and, based upon our recent financial performance and financial position, we believe the bank may reduce the total available credit under this facility when we negotiate its renewal. Accordingly, we cannot be certain that borrowings under our credit facilities in China will be adequate to meet our financing requirements.

In 2008, we took a number of actions to improve our liquidity. In March 2008 we paid $289.5 million to retire our convertible subordinated notes and related accrued interest. In July 2008 we completed the sale of PCD for proceeds of $219.1 million. In addition, we divested out Mobile Solutions Business Unit in July 2008. In the fourth quarter of 2008, management initiated actions to disband our Customs Solutions Business Unit and to wind down our Korea based handset operations. As a result of these actions and other restructuring initiatives undertaken by the management, our year-to-year quarterly selling, general and administrative and research and development operating expenses decreased 38% in the first quarter of 2009 compared with the first quarter of 2008. In December 2008, management announced further initiatives including efforts to eliminate functional duplications by consolidation of a number of key functions into our China operations. Management believes that these initiatives, if executed successfully, will help achieve significant operating expense reductions by the fourth quarter of 2009 and enable our fixed cost base to be better aligned with operations, market demand and projected sales levels, which management expects will increase significantly in the latter half of 2009 as compared to the first two quarters of 2009.  Uncertainties about sales levels that may be achieved in 2009 are heightened by recent market turmoil and the global economic downturn.  If the level of sales anticipated by our financial plan does not materialize, we will need to take further actions to reduce costs and expenses or explore other cost reduction options.

Management believes that if we are able to achieve projected sales levels in 2009 and contain expenses and cash used in operations to levels contemplated in our 2009 financial plan, both our China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If we are not able to execute our 2009 financial plan successfully, we may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the our common stock and newly issued debt could contain debt covenants that impose restrictions on the our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders.

Recently, global economies have experienced a significant downturn driven by a financial and credit crisis that will continue to challenge such economies for some period of time. Under the current macroeconomic environment there are significant risks and uncertainties inherent in management’s ability to forecast future results. The operating environment confronting us, both internally and externally, raises significant uncertainties. While improvements in our operating results, cash flows and liquidity are anticipated as our 2009 financial plan and management’s initiatives to control and reduce costs while maintaining and growing our revenue base are fully implemented, our recurring losses and expected negative cash flows from operations raise substantial doubt about the our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in its “Report of Independent Registered Public Accounting Firm” dated March 2, 2009 included in “Part II, Item 8-Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities or any other adjustments that may be necessary if the entity is unable to continue as a going concern.

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

Prior to this change in tax law, certain subsidiaries and joint ventures located in China enjoyed tax benefits in China which were generally available to FIEs.   The tax holidays/incentives for FIEs were applicable or potentially applicable to UTStarcom ChongQing Telecom Co. Ltd. (“CUTS”), UTStarcom Telecom Co., Ltd. (“HUTS”) and UTStarcom China Co., Ltd. (“UTSC”), our active subsidiaries in China, as those entities may qualify as accredited technologically advanced enterprises.

The CIT Law targets certain industries for the reduced 15% tax rate for certain qualified high technology enterprises.    For FIEs established before the promulgation of the new law who had previously enjoyed lower tax rates, any increase in their tax rates would be gradually phased in over five years.  During the fourth quarter of 2008, two of our China subsidiaries, HUTS and UTSC, were approved for the reduced 15% tax rate. The approval lasts for three years and is retroactive to January 1, 2008.

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

Off-balance sheet arrangements

At March 31, 2009, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at March 31, 2009 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$16,892	$9,723	$5,466	$1,703	$—
Letters of credit	$51,050	$35,525	$15,525	$—	$—
Purchase commitments	$941	$941	$—	$—	$—

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments in the table above exclude agreements that are cancelable without penalty. We had cancelable purchase commitments approximating $73.3 million at March 31, 2009.

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

Uncertain tax positions

Effective January 1, 2007, we adopted the provisions of FIN 48.  As of March 31, 2008, we had $67.0 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase our net income is $57.6 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $9.4 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

The Company records accruals for commissions payable to third parties in the normal course of business.  Such commissions are recorded based on the terms of the contracts between the Company and the third parties and paid pursuant to such contracts.  Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred.  As of March 31, 2009, approximately $6.8 million of such accrued commissions had not been claimed by the third parties for more than three years.  Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, the Company will reverse such accruals. Such reversals will be recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. During the three months ended March 31, 2009 and 2008, no accruals related to third party commissions were reversed.

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2009 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at March 31, 2009:

(in thousands, except
interest rates)
Cash and cash equivalents	$299,570
Average interest rate	1.09%

Restricted cash - short-term	$17,259
Average interest rate	0.37%

Short-term investments	$964
Average interest rate	1.49%

Restricted cash - long-term	$15,525
Average interest rate	0.61%

Total investment securities	$333,318
Average interest rate	1.03%

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, during 2006, 2007, 2008 and through the first quarter of 2009, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash and short-term investments held in China was $192.8 million at March 31, 2009.  Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through March 31, 2009, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

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

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at March 31, 2009.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $18.2 million at March 31, 2009.

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of March 31, 2009 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of March 31, 2009 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”), which have not yet been remediated, as well as the material weakness described below under "Newly Identified Material Weakness in Internal Control over Financial Reporting". Investors are directed to Item 9A in the 2008 Annual Report for the description of these weaknesses. In addition to the material weaknesses described in Item 9A in the “2008 Annual Report, management identified a material weakness related to revenue recognition.

Newly Identified Material Weakness in Internal Control Over Financial Reporting

As of March 31, 2009, the Company identified a material weakness in its internal control over financial reporting related to revenue recognition. Specifically, the Company's controls over the recording and review of its revenue and deferred revenue accounts and associated cost of sales were not adequate to ensure that the assessment of revenue recognition criteria was properly supported and that such accounts were accurately recorded. In particular, revenue recognition criteria were not properly assessed with respect to certain multiple element arrangements. This control deficiency resulted in adjustments, including adjustments identified by the Company's registered independent public accounting firm, to the condensed consolidated financial statements for the quarter ended March 31, 2009.

The material weakness described above could result in misstatement of the Company's consolidated financial statements that would result in a material misstatement to the quarterly or annual consolidated financial statements that would not be prevented or detected.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. To address the material weaknesses in internal control over financial reporting noted above, the Company performed additional analyses and other procedures (as further described below under “Management’s Planned Remediation Initiatives and Interim Measures”) to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, the Company’s management believes that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report.

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting noted above. In particular, the Company implemented during 2008 and the first quarter of 2009, and plans to continue to implement during 2009, the specific measures described below.  In addition, in connection with the March 31, 2009 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

Remediation Initiatives

1.     To remediate the material weakness described in Item 9A in the 2008 Annual Report, in “The Company did not maintain effective controls at its U.S. headquarters over the appropriate matching of costs of sales with revenue and the recording of reserves for losses on customer contracts,” the Company’s planned remediation measures are intended to address material weaknesses that have the potential of misstating these balances in the financial statements in future financial periods. These measures include the following:

i.      During 2008, the Company implemented an upgrade to its enterprise resource planning (“ERP”) system, which provided enhanced automated features and controls around the matching of cost of sales to revenue. In the remainder of fiscal 2009, we will continue to enhance the automated controls and the review procedures over the reports generated from the ERP system.

ii.     In the third and fourth quarters of 2008, the Company transitioned the responsibility for calculating the loss contract reserves to its local project office in India to facilitate enhanced coordination between the local business units, operations, sales and the finance team. In the remainder of 2009, we will enhance the timeliness and quality of the information to enable a more effective review of the components of the loss reserve calculation by the business units, operations, sales and finance teams. In addition, corporate finance management will perform enhanced independent and timely reviews of the loss contract reserve calculation.

2.     To remediate the material weakness described in Item 9A in the 2008 Annual Report, in “The Company did not maintain effective controls at its US headquarters over the period-end financial reporting process” the Company added technical resources to the corporate finance team in the U.S. late in the third quarter of fiscal 2008. In the remainder of 2009, the Company is also planning to increase technical resources in China and such additional technical resources will enable the Company to broaden the scope and quality of the independent reviews of underlying information related to the Company’s period-end financial reporting process, to standardize the processes for such financial reviews and to ensure the reviewers analyze and monitor financial information in a consistent and thorough manner.

3.     To remediate the newly identified material weakness described above in “The Company identified a material weakness in its internal control over financial reporting related to revenue recognition,” the Company is planning in the remainder of 2009 to enhance its contracts review process in order to ensure that appropriate members of management have reviewed and confirmed critical information necessary to assess the proper revenue recognition accounting.

Interim Measures

Management has not yet implemented all of the measures described above under the heading “Remediation Initiatives” and/or tested them. Nevertheless, management believes the measures identified above to the extent they have been implemented, together with other measures undertaken by the Company in connection with the preparation of the condensed consolidated financial statements included in this Form 10-Q and described below, address the material weaknesses in internal control over financial reporting described above. These other measures include the following:

1.     Analysis of the backlog report and gross margin report, as well as extensive reviews of the reserves for losses on customer contracts, in India, including reviews of the inventory cost against the current cost backlog report, and reconciliation between the local cost records to the cost records at the Company’s headquarters.

2.     A variety of manual review procedures, such as an extensive review of journal entry postings into the ERP system, a thorough review of account reconciliations, including revenue and deferred revenue accounts, and a detailed review at its U.S. headquarters of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the financial statements.

Management’s Conclusion

Management believes the remediation measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified above. However, management has not yet implemented all of these measures and/or tested them.  Management believes that the interim measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above to ensure the reliability of financial reporting and the preparation of the Company’s financial statements included in this Form 10-Q and has discussed this with the Company’s Audit Committee.

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

Changes in Internal Control over Financial Reporting

As described above under the “Newly Identified Material Weakness in Internal Control over Financial Reporting” and “Management’s Planned Remediation Initiatives and Interim Measures” sections, there were material changes to the Company’s internal control over financial reporting during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of litigation and governmental investigations, see Note 10 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A—RISK FACTORS

For a description of risk factors that could materially affect our business, financial condition and future operating results, please consider the risk factors set forth in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future operating results.

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

3.2	Second Amended and Restated Bylaws of UTStarcom, Inc., effective June 28, 2008 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on April 14, 2008)
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form S-1/A filed with the SEC on February 7, 2000)
4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999 (incorporated by reference to Exhibit 4.2 of Form S-1 filed with the SEC on December 20, 1999)
10.1*	UTStarcom, Inc. Amended and Restated Vice President Change in Control and Involuntary Termination Severance Pay Plan
10.2*	UTStarcom, Inc. Amended and Restated Executive Involuntary Termination Severance Pay Plan.
10.3*

Letter Agreement dated March 23, 2009 by and between the Company and Hong Liang Lu relating to temporary salary reduction. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on March 23, 2009).

10.4*

Letter Agreement dated March 23, 2009 by and between the Company and Peter Blackmore relating to temporary salary reduction. (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on March 23, 2009).

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

UTSTARCOM, INC.

Date: May 8, 2009	By:	/s/ VIRAJ J. PATEL
Viraj J. Patel
Interim Chief Financial Officer
(Principal Financial Officer)