Form 10-Q
period 2009-06-30
UTSTARCOM INC
filed 2009-08-07
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 30, 2009 there were 128,457,570 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$272,596	$309,603
Short-term investments	3,448	4,262
Accounts receivable, net of allowances for doubtful accounts of $33,007 and $37,359, respectively	59,084	149,210
Accounts receivable, related parties	5,572	9,166
Notes receivable	2,436	11,120
Inventories	187,600	189,832
Deferred costs	102,895	114,884
Prepaids and other current assets	76,444	127,675
Short-term restricted cash	15,112	16,840
Total current assets	725,187	932,592
Property, plant and equipment, net	169,264	175,287
Long-term investments	12,404	17,691
Long-term deferred costs	135,540	149,258
Long-term deferred tax assets	11,601	13,464
Other long-term assets	26,208	22,514
Total assets	$1,080,204	$1,310,806
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,096	$176,384
Income taxes payable	11,862	7,162
Customer advances	179,901	144,700
Deferred revenue	110,200	117,584
Deferred tax liabilities	11,644	11,644
Other current liabilities	179,934	163,046
Total current liabilities	551,637	620,520
Long-term deferred revenue	195,896	210,050
Other long-term liabilities	8,742	12,594
Total liabilities	756,275	843,164
Commitments and contingencies (Note 10)
UTStarcom, Inc. stockholders’ equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 128,458 and 126,566 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	152	152
Additional paid-in capital	1,245,864	1,239,074
Accumulated deficit	(993,202)	(841,486)
Accumulated other comprehensive income	70,324	69,094
Total UTStarcom, Inc. stockholders’ equity	323,138	466,834
Noncontrolling interests	791	808
Total equity	323,929	467,642
Total liabilities and equity	$1,080,204	$1,310,806

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net sales
Third party	$75,130	$623,388	$188,305	$1,197,583
Related party	5,033	9,368	11,198	21,162
	80,163	632,756	199,503	1,218,745
Cost of net sales
Third party	93,160	544,523	186,931	1,031,676
Related party	2,841	6,285	6,758	13,042
Gross (loss) profit	(15,838)	81,948	5,814	174,027
Operating expenses:
Selling, general and administrative	26,971	72,010	81,151	151,754
Research and development	16,229	39,286	37,737	80,686
Amortization of intangible assets	—	1,730	—	3,554
Restructuring	27,757	—	32,576	—
Gain on divestiture	(1,357)	—	(1,357)	—
Total net operating expenses	69,600	113,026	150,107	235,994

Operating loss	(85,438)	(31,078)	(144,293)	(61,967)

Interest income	599	1,290	1,348	4,107
Interest expense	(230)	(3,457)	(520)	(9,528)
Other income (expense), net	5,429	(920)	(1,785)	53,050

Loss before income taxes	(79,640)	(34,165)	(145,250)	(14,338)
Income tax (expense) benefit	(4,659)	(4,625)	(6,483)	395
Net loss	(84,299)	(38,790)	(151,733)	(13,943)
Net loss attributable to noncontolling interests	16	10	17	520
Net loss attributable to UTStarcom, Inc.	$(84,283)	$(38,780)	$(151,716)	$(13,423)

Net loss per share attributable to UTStarcom, Inc.- Basic and Diluted	$(0.66)	$(0.31)	$(1.20)	$(0.11)

Weighted average shares used in per-share calculation - Basic and Diluted	127,160	123,119	126,450	122,608

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(151,733)	$(13,943)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,918	19,904
Gain on divestiture, sale of investments and liquidation of ownership interest in a variable interest entity	(1,357)	(48,375)
Other-than-temporary impairment of equity investment	3,798	—
Stock-based compensation expense	6,427	9,844
(Recovery of) provision for doubtful accounts	(2,129)	2,722
(Recovery of) provision for deferred costs	(579)	9,089
Deferred income taxes	1,752	(11,541)
Other	(503)	2,620
Changes in operating assets and liabilities:
Accounts receivable	96,273	65,081
Inventories and deferred costs	30,603	(26,766)
Other assets	61,086	(5,513)
Accounts payable	(119,405)	114,940
Income taxes payable	2,182	3,800
Customer advances	33,606	(16,503)
Deferred revenue	(21,133)	(7,025)
Other liabilities	17,058	(39,986)
Net cash (used in) provided by operating activities	(37,136)	58,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,337)	(10,271)
Proceeds from the disposition of (purchase of) an investment interest	—	(2,244)
Proceeds from repayment of loan by a variable interest entity	—	7,728
Change in restricted cash	1,404	(6,506)
Purchase of short-term investments	(5,613)	(8,567)
Proceeds from sale of short-term investments	6,421	66,580
Other	392	143
Net cash provided by investing activities	1,267	46,863

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	50,000
Payments on borrowings	—	(346,017)
Other	(389)	(3,637)
Net cash used in financing activities	(389)	(299,654)
Effect of exchange rate changes on cash and cash equivalents	(749)	10,895
Net decrease in cash and cash equivalents	(37,007)	(183,548)
Cash and cash equivalents at beginning of period	309,603	437,449
Cash and cash equivalents at end of period	$272,596	$253,901

Supplemental disclosure of cash flow information:
Non-cash operating activity:
Accounts receivable transferred to notes receivable	$1,932	$9,278

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentation.  Such reclassifications have no effect on net income as previously reported. The Company has evaluated subsequent events through August 7, 2009, which is the date the financial statements were issued.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the six months ended June 30, 2009, the Company recorded a net loss of $151.7 million. The Company recorded operating losses in 17 of the 18 consecutive quarters in the period ended June 30, 2009. At June 30, 2009, the Company had an accumulated deficit of $993.2 million. The Company incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. Cash used in operations was $37.1 million during the six months ended June 30, 2009.  At June 30, 2009, the Company had cash and cash equivalents of $272.6 million in the aggregate to meet the Company’s liquidity requirements of which $122.9 million was held by its subsidiaries in China. China imposes currency exchange controls on transfers of funds from/to China.  Going forward, the amount of cash available for transfer from the China subsidiaries for use by the Company’s non-China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and by Chinese-government mandated limitations including currency exchange controls on transfers of funds outside of China. Management expects the Company to continue to incur losses and negative cash flows from operations over at least the remainder of 2009.

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

In 2009 and 2008, the Company took a number of actions to improve its liquidity, including divesting the Company’s non-core businesses. In December 2008, management announced initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into the Company’s China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing research and development spending with a focus on selected products. Management believes that these initiatives, if executed successfully, will help achieve significant operating expense reductions by the fourth quarter of 2009 and enable the Company’s fixed cost base to be better aligned with operations, market demand and projected sales levels. If the level of sales anticipated by the Company’s financial plan does not materialize, the Company will need to take further actions to reduce costs and expenses or explore other cost reduction options.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the first quarter of fiscal year 2009, the Company adopted the following accounting standards:

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141 (revised), “Business Combinations” (“SFAS 141(R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company did not consummate any business combination transactions during the six months ended June 30, 2009.

On January 1, 2009, the Company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”  (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of:  (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments.  This statement applies to all entities and all derivative instruments.  There was no impact on the Company’s financial position or results of operations upon adoption of SFAS 161.

On January 1, 2009, the Company adopted FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. There was no material impact on the Company’s consolidated financial statements upon adoption of FSP EITF 03-6-1.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. Previously, noncontrolling interests were recorded within “mezzanine” (or temporary) equity. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. The Company’s adoption of SFAS 160, effective January 1, 2009, resulted in a $0.8 million reclassification of noncontrolling minority interests to shareholders’ equity on the condensed consolidated balance sheet as of December 31, 2008.  Minority interest in losses of consolidated subsidiaries of $0.5 million for the six months ended June 30, 2008 have been reclassified to net income attributable to noncontrolling interests on the condensed consolidated statement of operations to conform to the presentation requirements of SFAS 160. See Note 5, Comprehensive Loss, for additional SFAS 160 disclosures regarding the noncontrolling interest components of comprehensive loss.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to current accounting pronouncements that require or permit fair value measurements. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. Effective January 1, 2008, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to financial assets and financial liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities except those recorded or disclosed at fair value on a recurring basis. Effective January 1, 2009, the Company adopted the measurement and disclosure requirements of SFAS 157 as it relates to non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities did not have a material impact on the Company’s financial condition or results of operations. The additional disclosures required by SFAS 157 are included in Note 7.

During the second quarter of fiscal year 2009, the Company adopted the following accounting standards:

In April 2009, the FASB issued three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction Is Not Distressed”, provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, changes the method for determining when an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. Effective April 1, 2009, the Company adopted these three accounting standards. There was no material impact on the Company’s consolidated financial statements upon adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes the standards for accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The statement sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The statement also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Effective April 1, 2009, the Company adopted SFAS 165. The adoption of SFAS 165 did not have a material impact on the Company’s financial condition or results of operations. The additional disclosures required by SFAS 165 are included in Note 1.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be effective for transfers of financial assets in annual reporting periods beginning after November 15, 2009, and in interim periods within those first annual reporting periods with earlier adoption prohibited. SFAS 166 will be applicable to the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS 167 will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS 167 on its consolidated results of operations and financial condition.

In June 2009, the FASB issued Statement No. 168, The “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162” (“SFAS 168”). This standard establishes only two levels of GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal year 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on its consolidated financial statements.

NOTE 3—DIVESTITURES

UTStarcom Personal Communications LLC (PCD)

On July 1, 2008, the Company completed the sale of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”), to Personal Communications Devices, LLC (“PCD LLC”). The Company also invested $1.6 million in equity securities representing approximately a 2.6% interest in PCD LLC. The Company recorded a $3.8 million gain on sale of PCD net assets during 2008. In the second quarter of 2009, the Company recorded an additional $1.4 million gain resulting from an adjustment to reflect actual transaction-related costs. The total gain on sale of PCD net assets includes proceeds of $10.0 million held in escrow which were disbursed to the Company in July 2009. Pursuant to the original terms of the divestiture agreement, the Company was potentially entitled to receive up to a $50 million earnout payment in 2011 based on the achievement of cumulative earnings levels of PCD LLC through December 31, 2010.

Prior to June 30, 2008, PCD was a reportable segment of the Company. Concurrent with the closing of the divestiture transaction, the Company entered into a three-year supply agreement with PCD LLC whereby the Company indicated its intent to supply handset products to PCD LLC. In connection with the wind down of our Korea operations, in December 2008, we furnished PCD LLC with 180-day’s notice of termination of the supply agreement. Due to the continuing direct cash flows pursuant to the supply agreement beyond the one-year assessment period, starting from the date of sale, the sale of the PCD assets did not meet the criteria for presentation as a discontinued operation under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

On June 30, 2009, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with PCD LLC. Under the Settlement Agreement, the Company waived its right to any earnout payments and granted a call option to PCD LLC for the Company’s $1.6 million investment in the equity securities of PCD LLC.  The Company also agreed to pay PCD LLC a total of $11.1 million which included warranty costs of approximately $8.4 million (see Note 8) and a reduction of revenue of approximately $2.7 million. In addition to the $11.1 million claim settlement, the Company recorded an additional $17.6 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves related to transactions with PCD LLC. The Company recorded these transactions in the second quarter of 2009, resulting in a decrease in revenue of approximately $2.7 million and an increase in cost of net sales of $26.0 million.

Sale of Assets to Marvell Technology Group Ltd:

In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”). In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million has been amortized in proportion to the quantities of chipsets purchased under the supply agreement. For the six months ended June 30, 2009 and 2008, approximately $8.5 million and $4.3 million, respectively, have been amortized against cost of sales. During the first quarter of 2009, the Company revised its estimates of customer demand for certain handset products and determined that future chipset purchases from Marvell would be negligible. As a result, the Company fully amortized the remaining value of the supply agreement of $8.5 million in the first quarter of 2009.

NOTE 4 - EARNINGS (LOSS) PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period, which excludes nonvested restricted stock. Diluted EPS presents the amount of net income (loss) available to each share of common stock outstanding during the period plus each share of common stock that would have been outstanding assuming the Company had issued shares of common stock for all dilutive potential common shares outstanding during the period. The Company’s potentially dilutive common shares include outstanding stock options, nonvested restricted stock and restricted stock units, convertible subordinated notes prior to their maturity on March 1, 2008, and Employee Stock Purchase Plan (“ESPP”) shares prior to termination of the ESPP effective May 15, 2009.

The following is a summary of the calculation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands except per share data)

Numerator:
Net loss attributable to UTStarcom, Inc.	$(84,283)	$(38,780)	$(151,716)	$(13,423)

Denominator:
Weighted-average shares outstanding	127,160	123,119	126,450	122,608

Net loss per share attributable to UTStarcom, Inc. - basic and diluted	$(0.66)	$(0.31)	$(1.20)	$(0.11)

For the three and six months ended June 30, 2009 and 2008, no potential common shares were dilutive because of the net loss in each of these periods. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average stock options and awards outstanding	13,462	26,111	14,138	25,453
Conversion of convertible subordinated notes	—	—	—	3,805
Other	129	900	219	634
	13,591	27,011	14,357	29,892

NOTE 5 - COMPREHENSIVE LOSS

Total comprehensive loss for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)

Net loss	$(84,299)	$(38,790)	$(151,733)	$(13,943)
Unrealized loss on investments, net of tax	—	(273)	—	(1,723)
Reclassification for realization of previously unrealized (gains) losses, net of tax	4,011	—	3,313	(36,924)
Reclassification for realization of previously unrealized foreign currency translation, net of tax	—	—	—	(1,378)
Foreign currency translation	(2,657)	4,507	(2,084)	12,271
	(82,945)	(34,556)	(150,504)	(41,697)

Comprehensive loss attributable to noncontrolling interests (1)	(16)	(10)	(17)	(520)
Comprehensive loss attributable to UTStarcom, Inc.	$(82,929)	$(34,546)	$(150,487)	$(41,177)

(1)          Comprehensive loss attributable to noncontrolling interests consisted primarily of net loss.

The changes in noncontrolling interests during the six months ended June 30, 2009 were as follows:

Six months ended June 30, 2009
(in thousands)
Balance at January 1, 2009	$808
Comprehensive loss attributable to noncontrolling interests	(17)
Balance at June 30, 2009	$791

NOTE 6 — BALANCE SHEET DETAILS

As of June 30, 2009 and December 31, 2008, total inventories consisted of the following:

	June 30,	December 31,
	2009	2008
	(in thousands)
Inventories:
Raw materials	$12,560	$15,545
Work in process	17,019	33,524
Finished goods (1)	158,021	140,763
Total	$187,600	$189,832

(1) Includes finished goods at customer sites of approximately $149.2 million and $138.0 million at June 30, 2009 and December 31, 2008, respectively, for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer.

NOTE 7 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. There were no available-for-sale securities investments included in cash and cash equivalents at June 30, 2009 or December 31, 2008. Short-term investments, consisting of bank notes, were $3.4 million and $4.3 million at June 30, 2009 and December 31, 2008, respectively.  During the six months ended June 30, 2008, the Company sold investments with a carrying value of $42.4 million and recognized gains of $39.7 million in other income, net.

At June 30, 2009 and December 31, 2008, MRV Communications (“MRV”) is the only available-for-sale security investment recorded at fair value (see additional discussion below), all other long-term investments are in privately-held companies and are accounted for under the cost method.  Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects.  Realized gains and losses are reported in earnings.  At June 30, 2009 and December 31, 2008, the long-term investments included $0 million and $3.3 million of unrealized holding loss related to MRV which was recorded in accumulated other comprehensive income, respectively. There was no unrealized holding gain or loss in short-term investments.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these bank notes with banking institutions in China. During the three months ended June 30, 2009, there were no bank notes sold.  During the three months ended June 30, 2008, the Company sold $7.7 million of bank notes and recorded costs of approximately $0.1 million as a result of discounting the notes.  During the six months ended June 30, 2009 and 2008, the Company sold $9.9 million and $30.5 million of bank notes, respectively, and recorded costs of less than $0.1 million and $0.4 million, respectively, as a result of discounting the notes.

The following table shows the break-down of the Company’s equity securities classified as long-term investments at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)

TET	$—	$4,800
Cortina	3,348	3,348
MRV	684	1,170
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	3,302	3,302
PCD LLC	1,600	1,600
Other	470	471
Total equity securities	$12,404	$17,691

TET

In October 2008, the Company invested $4.8 million into Turnstone Environment Technologies LLC (“TET”), in exchange for approximately 22% of voting interest. The Company is not obligated to make further capital contributions. TET’s mission is to secure the licensing rights to environmentally friendly, renewable energy technologies for distribution to various emerging markets, with an initial focus on India. TET is considered as a variable interest entity where the Company is the primary beneficiary and does not hold a majority voting interest. The assets, liabilities and operating results of TET were determined to be immaterial as of December 31, 2008 and, therefore, were not consolidated.  As of and for the three and six months ended June 30, 2009, the financial statements of TET were included in the consolidated balance sheet and the statement of operations of the Company (see Note 17).

MRV

On July 1, 2007, Fiberxon, an investment in which the Company had a 7% ownership interest, completed a merger with MRV, which is a publicly-traded company in an active market. In exchange for the Company’s interest in Fiberxon, the Company was entitled to receive $1.5 million in cash, 1,519,365 shares of MRV common stock valued at approximately $4.5 million and deferred consideration of approximately $2.7 million. The deferred consideration becomes payable upon the completion of certain milestones and may be reduced by legitimate claims of MRV for certain matters related to the merger. In the third quarter of 2007, the Company was paid the cash consideration of $1.5 million, received 1,519,365 shares of MRV common stock and recognized a gain on investment of $2.9 million.

During the second quarter of 2009, the trading of MRV common stock on the NASDAQ Stock Market was suspended as a result of MRV’s failure to file its delinquent periodic reports with the SEC after numerous extensions granted by the staff of the Nasdaq Stock Market.  As a result of the delisting from the NASDAQ Stock Market, management re-evaluated the carrying value of this investment, including reviewing MRV’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, and competition. Based on this review and consideration of the duration and extent of the decline in MRV fair value, the Company determined that the decline in MRV fair value was other-than-temporary and recorded a $3.8 million impairment charge for this investment in other income (expense), net in the second quarter of 2009. At both June 30, 2009 and December 31, 2008, MRV is the only investment accounted for under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

PCD

In connection with the divestiture of PCD, the Company invested $1.6 million in shares of common stock representing approximately a 2.6% ownership interest of PCD LLC.  Under the Settlement Agreement dated June 30, 2009, the Company granted PCD LLC an option to repurchase the Company’s current equity position in PCD LLC within 90 days of the date of the Settlement Agreement at its original investment cost of $1.6 million.

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

At June 30, 2009, the Company’s investment in MRV, which is currently listed in an over-the-counter exchange, is recorded at fair value, classified within Level 1 of the fair value hierarchy and its money market funds are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy.  The Company has no other financial assets or liabilities that are being measured at fair value at June 30, 2009.

NOTE 8 - WARRANTY OBLIGATIONS AND OTHER GUARANTEES

The Company provides a warranty on its equipment and handset sales for a period generally ranging from one to two years from the time of final acceptance. At times, the Company has entered into arrangements to provide limited warranty services for periods longer than two years. The Company provides for the expected cost of product warranties at the time that revenue is recognized based on an assessment of past warranty experience and when specific circumstances dictate. The Company assesses the adequacy of its recorded warranty liability every quarter and makes adjustments to the liabilities if necessary. From time to time, the Company may be subject to additional costs related to non-standard warranty claims from its customers. If and when this occurs, the Company estimates additional accruals based on historical experience, communication with its customers and various assumptions that the Company believes to be reasonable under the circumstances. Such additional warranty accruals are recorded in the period in which the additional costs are identified.

The following table summarizes the activity related to warranty obligations during the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$29,814	$49,572	$29,840	$52,734
Accruals for warranties issued during the period	7,251	4,354	10,833	11,587
Settlements made during the period	(3,241)	(8,222)	(6,849)	(18,617)
Warranty obligations related to PCD reclassified to liabilities held for sale	—	(10,124)	—	(10,124)
Balance at end of period	$33,824	$35,580	$33,824	$35,580

During the second quarter of 2009, the Company recorded a special warranty charge related to certain handsets sold to PCD LLC.  Under the Settlement Agreement with PCD LLC (see Note 3), the Company agreed to pay PCD LLC $8.4 million to settle certain PCD LLC customers’ warranty claims arising from the handsets sold to PCD LLC.  The $8.4 million claim settlement is included in the accruals for warranties issued during the three and six months ended June 30, 2009 in the table above.

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

NOTE 9 - RESTRUCTURING COSTS AND OTHER INITIATIVES

Restructuring Costs

For the three and six months ended June 30, 2009, the Company recorded restructuring charges of $27.8 million and $32.6 million, respectively.  No restructuring charges were recorded in the comparable periods in 2008. The Company expects to incur additional restructuring charges over the next twelve months as it continues to execute the 2009 and 2008 Restructuring Plans.  The following describes the Company’s restructuring initiatives.

2009 Restructuring Plan

On June 9, 2009, the Board of Directors of the Company approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce the Company’s operating costs.  The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company’s headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations.   During the second quarter of 2009, the Company

recorded a restructuring charge of approximately $25.9 million related to the 2009 Restructuring Plan, including $24.7 million for severance and benefits related to approximately 1,850 employees and $1.2 million related to the estimated loss on a lease obligation which expires in 2013.

2008 Restructuring Plan

During fiscal 2008, the Company implemented a restructuring plan (the “2008 Restructuring Plan”) and recorded $13.1 million in restructuring charges primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company is in the process of winding down. During the three and six months ended June 30,  2009, the Company recorded restructuring charges related to the 2008 Restructuring Plan of approximately $1.8 million and $6.4 million, respectively. The charges for the six months ended June 30, 2009 consist primarily of severance and benefits related to the transition of certain key functions, including finance, to China and lease costs related to a lease obligation which expires in fiscal year 2010. Approximately 60 employees are affected by the transition of these key functions to China.

2007 Restructuring Plan

At June 30, 2009 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.7 million was related to a lease obligation which expires in fiscal year 2010.

The activity in the accrued restructuring balances related to the plans described above was as follows for the six months ended June 30, 2009:

	Balance at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at June 30, 2009
	(in thousands)
2009 Restructuring Plan
Worforce Reduction	$—	$24,715	$(1,070)	$(417)	$23,228
Lease Costs	—	1,223	—	—	1,223
Other Costs	—	7	(7)	—	—
Total 2009 Restructuring Plan	—	25,945	(1,077)	(417)	24,451

2008 Restructuring Plan
Worforce Reduction	7,976	5,377	(7,569)	(380)	5,404
Lease Costs	249	1,114	(467)	—	896
Other Costs	498	(64)	(247)	—	187
Total 2008 Restructuring Plan	8,723	6,427	(8,283)	(380)	6,487

2007 Restructuring Plan - Lease Costs	788	204	(321)	—	671

Total	$9,511	$32,576	$(9,681)	$(797)	$31,609

The following table shows the total amount of costs incurred by segment in connection with the restructuring plans:

	Three months ended June 30,	Six months ended June 30,
	2009	2009
	(in thousands)
Multimedia Communications	$5,544	$5,467
Broadband Infrastructure	3,278	3,280
Handsets	931	1,765
Services	1,752	3,463
Total restructuring costs by segment	11,505	13,975
General and Corporate	16,252	18,601
Total restructuring costs	$27,757	$32,576

The majority of the cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in the third and fourth quarters of 2009, with lesser amounts expected to be paid in the first two quarters of 2010.  The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term.

Other Initiatives

In June 2009, the Company announced its intention to consider a potential sale of its manufacturing, research and development, and administrative offices facility in Hangzhou, China. Accordingly, management performed a recoverability assessment of this asset at June 30, 2009.  Management initially considered whether using comparable market transaction activity (market comparison approach) to estimate the current fair value of the Hangzhou facility would be both feasible and sufficiently objective in the circumstances but concluded the secondary market for similar industrial properties from which to derive sales data was not sufficiently robust to place primary reliance on this valuation approach. Therefore, management primarily used the income capitalization approach to estimate fair value. This valuation approach involves estimating a current market rental for the facility through an analysis of rents of similar facilities, either in the locality or in comparable districts, and then using an applicable capitalization rate to estimate fair value. This resulted in determining the estimated fair value for the Hangzhou facility to be approximately $170 million at June 30, 2009, or approximately $8 million greater than the carrying value. No impairment charge was recorded as the estimated fair value of the Hangzhou facility exceeded carrying value. The income capitalization approach is subjective in nature and involves various assumptions about the capitalization rate and relevant market rents.

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

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company’s historical equity award grants. Plaintiff sought unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint, which changed the purported class period to between September 4, 2002 and July 24, 2007. On April 14, 2008, the Court granted defendants’ motion to dismiss the amended complaint. The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008 which was filed by the lead plaintiff on May 16, 2008. On June 6, 2008, defendants filed a motion to dismiss the second amended complaint. On August 21, 2008, the Court granted in part and denied in part the motion to dismiss. The parties have reached a tentative settlement in the case.  On May 29, 2009, the Court granted preliminary approval of the settlement.  A final approval hearing is currently set for September 18, 2009.

Under the settlement, which remains subject to final court approval, the insurers would pay the full amount of the settlement share allocated to the Company, and the Company would bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case.  It is uncertain whether the settlement will receive final court approval.  If the settlement does not receive final court approval, and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

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

IPO Allocation

On October 31, 2001, a complaint was filed in United States District Court for the Southern District of New York against the Company, some of the Company’s directors and officers and various underwriters for the Company’s initial public offering. Substantially similar actions were filed concerning the initial public offerings for more than 300 different issuers, and the cases were coordinated as In re Initial Public Offerings Securities Litigation, Civil Action No. 01-CV-9604.  Plaintiffs allege violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 through undisclosed improper underwriting practices concerning the allocation of IPO shares in exchange for excessive brokerage commissions, agreements to purchase shares at higher prices in the aftermarket and misleading analyst reports.  Plaintiffs seek unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between March 2, 2000 and December 6, 2000.  The Company’s directors and officers have been dismissed without prejudice pursuant to a stipulation.  On February 19, 2003, the Court granted in part and denied in part a motion to dismiss the claims brought by defendants, including the Company.  The order dismissed all claims against the Company except for a claim brought under Section 11 of the Securities Act of 1933, which alleges that registration statement filed in accordance with the IPO was misleading.

In 2007, a settlement that had been pending with the Court since 2004 was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six test cases in the coordinated proceeding (the action involving the Company is not one of the test cases) made it unlikely that the settlement would receive final Court approval.  Plaintiffs filed amended master allegations and amended complaints in the six test cases, which the defendants in those cases moved to dismiss. In 2008, the Court largely denied the defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation.  A motion for preliminary approval of the settlement was filed with the Court on April 2, 2009.  Under the settlement, which is subject to final Court approval, the insurers would pay the full amount of the settlement share allocated to the Company, and the Company would bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case.  On June 9, 2009, the Court entered an order granting preliminary approval of the settlement.  It is uncertain whether the settlement will receive final Court approval.

Due to the preliminary status of these lawsuits and uncertainties related to litigation, management is unable at this time to estimate the effects of these complaints on our financial position, results of operations, or cash flows.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, the Company asserted that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 (the “473 patent”) through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways. The Company seeks declaratory and injunctive relief. Starent subsequently filed its answer and counterclaims, and the Company then filed a motion to dismiss Starent’s counterclaim. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim and the Company then responded to Starent’s amended counterclaim. In early December 2006, the Company filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the ‘473 patent. The reexamination and reissue are currently co-pending. The litigation is still in a preliminary stage, and is stayed pending the outcome of the reissue. The litigation and its outcome cannot be predicted, although management of the Company believes the litigation has merit. Nonetheless, management of the Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

On May 8, 2007, the Company filed an additional suit against Starent and sixteen individual defendants (who were all former employees of 3Com’s CommWorks division, of which the Company acquired certain assets in May of 2003) in the Northern District of Illinois. The causes of action include claims for patent infringement, misappropriation of trade secrets, intentional interference with business relations and prospective economic advantage and declarations of ownership of certain patent rights. The Company seeks compensatory damages, punitive damages and injunctive relief.  After the court denied the defendant’s motion to dismiss the misappropriation of trade secrets claims, on August 30, 2007, Defendants answered the Company’s complaint, denying the Company’s allegations and asserting a number of affirmative defenses and counterclaims.  The Company filed an Amended Complaint to allege additional related causes of action.  Starent moved to dismiss certain causes of action of the Amended Complaint.  On May 30, 2008, the Company amended its complaint to remove from suit U.S. patent 6,978,128, and to add additional factual allegations relating to all defendants in the case.  On July 23, 2008, the Court dismissed the Company’s trade secret and contract-based counts.  The Company asked the Court to clarify that ruling and filed a motion for leave to file a Fourth Amended Complaint containing the trade secret and contract-based counts.  After initially granting Defendants’ motion to strike that complaint, the Court reconsidered its order and granted the Company leave to file it.  The Fourth Amended Complaint has been filed.  On October 14, 2008, Defendants moved to dismiss various counts of that Complaint, including again seeking to have the trade secret claims dismissed. On March 24, 2009, the Court ruled on Defendants’ Motion. The Court denied Defendants’ motion to dismiss the Company’s trade secret claims. However, to the extent the Company’s claims against Defendants for intentional interference with business relations are based on misappropriation of the Company’s trade secrets, the Court partially dismissed those claims, based upon the doctrine of preemption. The Court also dismissed, as not yet ripe for adjudication, one of the patent claims brought by the Company. Finally, the Court also dismissed contract-based claims and related claims against individual defendants who had previously been employed by the 3Com’s CommWorks division. On March 25, 2009, the Court denied the motion of Starent co-founder Anthony Schoener to dismiss him individually based upon lack of personal jurisdiction. On April 21, 2009, Defendants answered the remaining claims against them.

On August 27, 2008, the Company moved to dismiss Starent’s counterclaims.  On December 5, 2008, the Court partially granted this motion.  On January 9, 2009, Starent filed amended counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation.  On January 26, 2009, the Company filed an answer to the counterclaims and asserted various affirmative defenses.  On April 21, 2009, in connection with Defendants’ answers to the Company’s claims that remained after the Court’s March 24, 2009 ruling on Defendants’ motion to dismiss the Fourth Amended Complaint, Starent and four of the Individual Defendants asserted counterclaims for non-infringement, invalidity and unenforceability of the asserted patents, tortuous interference with prospective economic advantage and trade secret misappropriation. On May 14, 2009 the Company filed an answer to the counterclaims and asserted various affirmative defenses.

On June 10, 2009, the parties entered into a Stipulation whereby the Company agreed to dismiss its claims for misappropriation of trade secrets against fifteen of the eighteen Individual Defendants (but not against Starent and three Individual Defendants), intentional interference with business relations (against all defendants), and four of the patent-related claims against the four Individual Defendants named in those claims. The Stipulation also includes an agreement whereby the patent-related counterclaims asserted against the Company by the four Individual Defendants are dismissed. The fifteen Individual Defendants also agreed not to file any future claims or counterclaims against the Company (or its successors or assignees) relating to this action unless the Company files further claims against them. On July 10, 2009, the parties entered into a Stipulation whereby the Company agreed to dismiss its claim for copyright infringement against Starent.

Discovery and motion practice is ongoing in this litigation.  The Court has appointed a special master to handle discovery issues, issues related to identification of the trade secrets, summary judgments and certain other motions. The Company believes that any adverse judgment on Starent’s counterclaims will not have a material adverse effect on the Company’s business, financial condition, results of operations of cash flows.

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

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments.  When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees.  The standby letters of credit usually expire without being drawn by the beneficiary thereof.  Finally, the Company may issue commercial letters of credit in support of purchase commitments.  As of June 30, 2009 the Company had outstanding letters of credit approximating $47.3 million. At June 30, 2009 the Company had short-term restricted cash of $15.1 million, and had long-term restricted cash of $18.4 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 11 — STOCK INCENTIVE PLANS

During the six months ended June 30, 2009, the Company granted equity awards including restricted stock, restricted stock units and stock options. Such awards generally vest over a period of one to four years from the date of grant.  Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding.

In February 2008, the Compensation Committee granted 1,073,333 performance-based awards to certain senior executive officers.  During the third quarter of 2008, 233,333 of these contingently issuable shares were forfeited as a result of employee terminations.  On October 6, 2008, the performance requirements with respect to 60,000 of these contingently issuable shares were eliminated; these restricted stock units have a fair value of $2.69 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of October 6, 2008. On February 18, 2009, the Committee determined, based on the Company’s and each executive officer’s level of performance during the Company’s 2008 fiscal year, that an additional 367,500 shares underlying the previously granted performance-based restricted stock units had been earned, each of these performance-based restricted stock units has a fair value of $1.27 per share, which equals the closing price of the Company’s common stock on the NASDAQ Stock Market on the measurement date of February 18, 2009.  These restricted stock units vested 50% on February 27, 2009 and will vest 50% on February 26, 2010.

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

To reduce the Company’s long term cost structure and manage shareholder dilution, the Company elected to terminate the ESPP program in February 2009 with an effective date of May 15, 2009.  The cancellation has been accounted for as a settlement of shares for no consideration.  This resulted in an immediate expense recognition of $1.2 million in the first quarter of 2009 associated with the unrecognized compensation for canceled purchase periods of the 24-month offering.

During the quarter ended June 30, 2009, an adjustment was made to increase the estimated forfeiture rate for equity awards of employees that are being included in the 2009 Restructuring Plan as the awards are not expected to ultimately vest.  The resulting net effect of the forfeiture rate adjustment was a decrease to the Company’s stock-based compensation expense for the three months ended June 30, 2009 by approximately $0.4 million.

Certain executives of the Company have employment contracts which provide for acceleration of all unvested equity awards in the event that the employee is terminated without cause.  During the three months ended June 30, 2009, several executives were involuntarily terminated as part of the 2009 Restructuring Plan. The unrecognized compensation costs related to the acceleration of approximately $0.4 million were recognized upon termination within restructuring.

The total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Cost of net sales	$60	$334	$491	$594
Selling, general and administrative	1,617	4,029	4,056	8,026
Research and development	186	686	1,083	1,224
Restructuring	417	—	797	—
Total	$2,280	$5,049	$6,427	$9,844

Option activity as of June 30, 2009 and changes during the six months ended June 30, 2009 were as follows:

	Number of shares outstanding	Weighted average exercise price
	(in thousands)
Options outstanding, December 31, 2008	8,767	$9.63
Options granted	103	$1.07
Options exercised	(3)	$0.25
Options forfeited or expired	(1,413)	$13.67
Options outstanding, June 30, 2009	7,454	$8.75

Nonvested restricted stock and restricted stock units as of June 30, 2009, and changes during the six months ended June 30, 2009, were as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2008	6,712	$2.96
Granted	1,365	$1.01
Vested	(2,039)	$2.97
Forfeited	(684)	$2.86
Total nonvested at June 30, 2009	5,354	$2.47

At June 30, 2009, there was approximately $13.6 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, as measured, which the Company expects to recognize over a weighted-average period of 2.1 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of June 30, 2009, the Company’s gross unrecognized tax benefits of approximately $66.7 million, net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $57.7 million, were included in other long-term liabilities and other current liabilities. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $9.0 million. The Company has reduced its total unrecognized tax benefits by approximately $26.5 million during the first quarter of 2009 due to statute of limitations expirations and settlements of income tax audits. The portion of this $26.5 million reduction of gross unrecognized tax benefits that decreased the provision for income taxes and increased the Company’s net income during the quarter was approximately $1.4 million. The total unrecognized tax benefits relate primarily to the allocations of revenue and costs among our global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.9 million as of December 31, 2008 and approximately $2.9 million as of June 30, 2009. The Company has reduced its interest expense and penalties recorded within income tax expense by approximately $1.4 million during the first quarter of 2009 due to statute of limitations expirations and settlements of income tax audits.

The Company is subject to taxation in the U.S. federal jurisdiction and various U.S. state and foreign jurisdictions. The Company is under audit by the taxing authorities in China on a recurring basis. The material jurisdictions that the Company is subject to examination are in the United States and China. The Company’s tax years for 1999 through 2008 are still open for examination in China. The Company’s tax years for 2006 through 2008 are still open for examination in the United States.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”) established criteria for recognizing or continuing to recognize only more-likely-than-not tax positions, which may result in income tax expense volatility in future periods. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

Income tax expense was $4.7 million for the three months ended June 30, 2009 compared to $4.6 million for the three months ended June 30, 2008. Income tax expense was $6.5 million for the six months ended June 30, 2009 compared to a tax benefit of $0.4 million for the six months ended June 30, 2008.

During the second quarter of 2009, the Company made an assessment of the realizability of its deferred tax assets in Korea, which are included in the Handsets segment, and believes that it will not generate sufficient income to realize its deferred tax assets in Korea.  Therefore, it established a valuation allowance on its remaining net deferred tax assets in Korea.  The income tax expense associated with establishing the valuation allowance is $1.4 million. Income tax expense for the six months ended June 30, 2009 also included a first quarter tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements.

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

NOTE 13 - OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and six months ended June 30, 2009 and 2008, respectively were comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Gain on sale of investments	$—	$—	$—	$39,679
Gain on liquidation of investment in a variable interest entity (see Note 17)	—	—	—	8,169
Other-than-temporary impairment of equity investment	(3,798)		(3,798)
Foreign exchange gains (losses)	9,003	(1,559)	1,745	4,150
Other	224	639	268	1,052
Total	$5,429	$(920)	$(1,785)	$53,050

NOTE 14 - SEGMENT REPORTING

To align the business units with its corporate strategy to focus on core businesses, on July 1, 2008 the Company sold PCD to PCD LLC (see Note 3). Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States. Included in the Other segment are Mobile Solutions Business Unit (“MSBU”) and Custom Solutions Business Unit (“CSBU”).  On July 31, 2008, the Company sold MSBU which was responsible for the development, sales and service of the Company’s wireless IPCDMA/IPGSM product line. In the first quarter of 2009, the Company completed the wind-down of CSBU and the consolidation of voice messaging technology into its Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. The consolidation of voice messaging technology into the Multimedia Communications segment did not have a significant impact on segment net sales or gross profit. As a result of these changes the Company revised its internal reporting structure, operating segments and reporting segments.

Effective January 1, 2009, the new reporting segments are as follows:

•                  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies.

•                  Broadband Infrastructure—Focused on the Company’s portfolio of broadband products.

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

The Company’s chief operating decision makers make financial decisions based on information they receive from their internal management system and currently evaluate the operating performance of and allocate resources to the reporting segments based on segment revenue and gross profit. Cost of sales and direct expenses in relation to production are assigned to the reporting segments.  The accounting policies used in measuring segment assets and operating performance are the same as those used at the consolidated level.

Summarized below are the Company’s segment net sales, gross (loss) profit and segment margin for the three and six months ended June 30, 2009 and 2008 based on the current reporting segment structure:

	Three months ended June 30,				Six months ended June 30,
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2008	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$38,968	49%	$74,018	12%	$73,000	37%	$141,464	12%
Broadband Infrastructure	13,583	17%	35,888	6%	29,002	14%	61,479	5%
Handsets	13,184	16%	49,461	8%	69,245	35%	93,484	8%
Services	14,428	18%	15,884	2%	28,256	14%	26,975	2%
PCD	—	—	448,864	71%	—	—	879,588	72%
Other	—	—	8,641	1%	—	—	15,755	1%
	$80,163	100%	$632,756	100%	$199,503	100%	$1,218,745	100%

	Three months ended June 30,				Six months ended June 30,
		Gross		Gross		Gross		Gross
	2009	Profit %	2008	Profit %	2009	Profit %	2008	Profit %
	(in thousands)
Gross (loss) profit by Segment
Multimedia Communications	$12,077	31%	$28,818	39%	$22,630	31%	$61,974	44%
Broadband Infrastructure	614	5%	1,669	5%	2,234	8%	3,890	6%
Handsets	(34,221)	(260)%	6,781	14%	(27,919)	(40)%	22,996	25%
Services	5,692	39%	4,794	30%	8,869	31%	7,113	26%
PCD	—	—	36,169	8%	—	—	69,005	8%
Other	—	—	3,717	43%	—	—	9,049	57%
	$(15,838)	(20)%	$81,948	13%	$5,814	3%	$174,027	14%

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Segment Margin and Operating Loss
Multimedia Communications	$1,779	$16,262	$199	$32,457
Broadband Infrastructure	(3,522)	(4,715)	(6,685)	(8,941)
Handsets	(38,702)	(6,443)	(38,466)	(5,422)
Services	5,314	3,849	8,327	4,795
PCD	—	28,612	—	53,576
Other	—	(6,185)	—	(10,343)
Total segment margin	(35,131)	31,380	(36,625)	66,122
General and Corporate	(50,307)	(62,458)	(107,668)	(128,089)
Operating Loss	$(85,438)	$(31,078)	$(144,293)	$(61,967)

Assets by segment are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
Property, Plant and Equipment, net
Multimedia Communications	$76,180	$78,890
Broadband Infrastructure	38,286	39,649
Handsets	38,602	39,975
Services	16,196	16,773
	$169,264	$175,287

	June 30,	December 31,
	2009	2008
	(in thousands)
Total assets
Multimedia Communications	$438,692	$602,207
Broadband Infrastructure	401,082	337,571
Handsets	101,666	288,050
Services	138,764	75,633
Other	—	7,345
	$1,080,204	$1,310,806

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2009	sales	2008	sales	2009	sales	2008	sales
	(in thousands)
Net Sales by region
United States	$1,731	2%	$442,780	70%	$42,990	21%	$864,643	71%
China	52,531	66%	110,752	18%	103,749	52%	227,874	19%
India	9,536	12%	5,399	1%	19,120	10%	12,836	1%
Other	16,365	20%	73,825	11%	33,644	17%	113,392	9%
Total net sales	$80,163	100%	$632,756	100%	$199,503	100%	$1,218,745	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)
United States	$371	$627
China	168,265	172,844
Other	628	1,816
Total long-lived assets	$169,264	$175,287

NOTE 15 - CREDIT RISK AND CONCENTRATION

The Company’s accounts receivable balance included amounts due from PCD LLC, representing approximately 39% at December 31, 2008. No customer accounted for greater than 10% of the Company’s accounts receivable balance at June 30, 2009.

The following customers accounted for 10% or more of the Company’s net sales:

	For the three	For the six
	months ended	months ended
	June 30,	June 30,
	(% of net sales)
2009
PCD LLC	—	17%

2008
Verizon Wireless	30%	27%
Sprint Spectrum	13%	15%

Approximately 24% and 11% of the Company’s net sales during the three months ended June 30, 2009 and 2008, respectively, and approximately 18% and 12% of the Company’s net sales during the six months ended June 30, 2009 and 2008, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $63.3 million and $86.2 million as of June 30, 2009 and December 31, 2008, respectively. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts. The Company recorded net recoveries of doubtful accounts of approximately $10.5 million and $2.1 million during the three and six months ended June 30, 2009, respectively, primarily due to significant collection of long-aged receivables during the second quarter of 2009, partially offset by provision for doubtful accounts.

Approximately 66% and 18% of the Company’s net sales for the three months ended June 30, 2009 and 2008, respectively, and approximately 52% and 19% of the Company’s net sales during the six months ended June 30, 2009 and 2008, respectively were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 16 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. The Company recognized revenue for sales of telecommunications equipment and services to affiliates of Softbank of $5.0 million and $9.4 million, respectively, during the three months ended June 30, 2009 and 2008, and $11.2 million and $21.2 million, respectively, during the six months ended June 30, 2009 and 2008.

Included in accounts receivable at June 30, 2009 and December 31, 2008 were $5.6 million and $9.2 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable to Softbank and its affiliates at June 30, 2009 and December 31, 2008.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of June 30, 2009 and December 31, 2008, the Company’s customer advance balance related to Softbank agreements was $0.8 million and $0.7 million, respectively.  The current deferred revenue balance related to Softbank was $2.0 million and $4.0 million as of June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, the Company’s noncurrent deferred revenue balance related to Softbank was $9.0 million compared to $9.2 million as of December 31, 2008.

As of June 30, 2009, Softbank beneficially owned approximately 12% of the Company’s outstanding stock.

NOTE 17—VARIABLE INTEREST ENTITIES

In October 2008, the Company made an investment in Turnstone Environment Technologies LLC (“TET”), a Delaware limited liability company formed for the purpose of licensing and developing energy efficient renewable cooling solutions for cell towers in the telecommunications industry. In exchange for 5,180,788 Series A Preferred units representing approximately 22% of voting interest in TET and 500,000 Series A Preferred warrants at an exercise price of $0.9265 per unit and with an expiration term of 5 years, the Company contributed $4.8 million in cash. The Company currently does not have any representation on TET’s board of directors nor the ability to control the management and operation decisions of TET. The operations of TET are in the development stage and the entity is actively seeking additional investors. The Company does not intend to and has no obligation to fund future losses or make additional contributions other than its initial investment. As of June 30, 2009 and December 31, 2008, TET was in effect entirely funded by the Company’s initial investment as the capital contributions of the other current investors were not substantive. The Company has determined that the venture is a variable interest entity and the Company is the primary beneficiary because it is exposed to the majority of the variable interest entity’s expected losses. Therefore, the Company is required to consolidate TET’s financial statements under FIN 46R, “Consolidation of Variable Interest Entities.” Beginning January 1, 2009, the assets, liabilities and operating results of TET were consolidated into the Company’s balance sheet and statement of operations. The assets, liabilities and operating results of TET were determined to be immaterial to the Company as of December 31, 2008 and to the Company’s results of operations and cash flows for the full year and the fourth quarter of 2008 and, therefore, were not consolidated. TET had no revenue and had a loss of $0.6 million for the six months ended June 30, 2009. The consolidation of TET represented $4.5 million of the total assets and $0.3 million of the total liabilities of the Company as of June 30, 2009.

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

EXECUTIVE SUMMARY

We design, manufacture and sell IP-based telecommunications infrastructure products including our primary product suite of Internet Protocol TV (“IPTV”), Next Generation Network (“NGN”) and broadband solutions along with the ongoing services relating to the installation, operation and maintenance of these products. In addition, we also sell handsets that are designed and manufactured primarily for the China market. Our products are sold primarily to telecommunications service providers or operators. We sell an extensive range of products that are designed to enable voice, data and video services for our operator customers and consumers around the world. Over the past few years, we have expanded our focus to build a global presence and currently sell our products in several established and emerging growth markets in Asia, Latin America and Europe. We intend to continue to invest in products with technological differentiation likely to drive revenue growth and improved margins.  We also intend to maintain a strategic presence in the most attractive markets.

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

Overview of Our Second Quarter 2009

•                  Net sales decreased by $552.6 million to $80.2 million during the three months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to the sale of UTStarcom Personal Communications LLC, a wholly-owned subsidiary of the Company (“PCD”) to Personal Communications Devices, LLC (“PCD LLC”), in July 2008. The PCD segment accounted for $448.9 million of net sales for the second quarter of 2008.  Also significantly impacting the decrease in net sales in the second quarter of 2009 was the continued weakening demand for our PAS Infrastructure and Handsets products.

•                  Gross profit was negative 20% of net sales in the second quarter of 2009 compared to 13% of net sales in the same period of 2008.  This decrease was mainly due to the decrease in net sales, additional inventory reserves and warranty claim settlement charges for the Handsets segment and a decrease in sales of higher margin Multimedia Communications products during the second quarter of 2009.

•                  In the second quarter of 2009, gross profit of the Handsets segment was reduced approximately $28.7 million as a result of transactions with PCD LLC. As a result of the Settlement Agreement and Release entered into with PCD LLC in June 2009, we recorded charges of approximately $11.1 million for product-related liability disputes.  An additional $17.6 million of costs were recorded for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves. We recorded these transactions in the second quarter of 2009 resulting in a decrease in revenue of approximately $2.7 million and an increase in cost of net sales of $26.0 million.

•                  Selling, general and administrative and research and development operating expenses decreased 61% in the second quarter of 2009 compared with the second quarter of 2008 primarily as a result of the sale of PCD and other non-core assets and other management restructuring initiatives. Selling, general and administrative for the second quarter of 2009 includes a $10.5 million recovery of doubtful accounts compared to $3.4 million provision of doubtful accounts in the same period of 2008.

•                  On June 9, 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce operating expenses.  The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company’s headcount. The initiatives also include plans to outsource manufacturing operations and optimize research and development spending with a focus on selected products. We recognized $27.8 million in restructuring charges during the three months ended June 30, 2009 related to our 2009 Restructuring Plan and prior plans.

Other Initiatives

In June 2009, we announced our intention to consider a potential sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China. Accordingly, management performed a recoverability assessment for this asset at June 30, 2009.  We initially considered whether using comparable market transaction activity (market comparison approach) to estimate the current fair value of the Hangzhou facility would be both feasible and sufficiently objective in the circumstances but concluded the secondary market for similar industrial properties from which to derive sales data was not sufficiently robust to place primary reliance on this valuation approach. Therefore, management primarily used the income capitalization approach to estimate fair value. This valuation approach involves estimating a current market rental for the facility through an analysis of rents of similar facilities, either in the locality or in comparable districts, and then using an applicable capitalization rate to estimate fair value. This resulted in determining the estimated fair value for the Hangzhou facility to be approximately $170 million at June 30, 2009, or approximately $8 million greater than the carrying value.  No impairment charge was recorded as the estimated fair value of the Hangzhou facility exceeded  carrying value. The income capitalization approach is subjective in nature and involves various assumptions about the capitalization rate and relevant market rents.

While the valuation may be supported by the income capitalization approach discussed above, management believes the net realizable value of the Hangzhou facility in a sale transaction could differ significantly from the estimated fair value as well as the carrying value. Due to the unique characteristics of this structure, including its size of approximately 2.7 million square feet and design, we are unable to predict whether the estimated fair value under the income capitalization approach will approximate the ultimate realization upon any potential sale. If the actual market value is determined to be less than the carrying value, we may need to record an impairment charge against future earnings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, knowledge of economic and market factors and various other assumptions that management believes to be reasonable under the circumstances. Actual results may differ from those estimates.

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Management believes that there have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

For a description of the new accounting standards that affect us, see Note 2 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

To align the business units with our corporate strategy to focus on core businesses, on July 1, 2008 we sold PCD to PCD LLC (see Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).  Prior to July 1, 2008, PCD sold and supported handsets other than PAS handsets, mainly in the United States. Included in the Other segment are Mobile Solutions Business Unit (“MSBU”) and Custom Solutions Business Unit (“CSBU”).  On July 31, 2008, we sold MSBU which was responsible for the development, sales and service of our wireless IPCDMA/IPGSM product line. In the first quarter of 2009, we completed the wind-down of CSBU and the consolidation of voice messaging technology into our Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. The consolidation of voice messaging technology into the Multimedia Communications segment did not have a significant impact on segment net sales or gross profit. As a result of these changes we revised our internal reporting structure, operating segments and reporting segments.

Effective January 1, 2009, the new reporting segments are as follows:

•                  Multimedia Communications—Focused on development and market opportunities in IPTV solutions and Wireless infrastructure technologies.

•                  Broadband Infrastructure—Focused on our portfolio of broadband products.

•                  Handsets—Focused on mobile phone business with continued focus on the PAS and CDMA handset market, as well as data cards markets. Handset sales to PCD LLC, which commenced after the July 1, 2008 sale of PCD, are included in this segment.

•                  Services—Focused on providing services and support of our Broadband Infrastructure and Multimedia Communications product lines.

NET SALES

	Three months ended June 30,				Six months ended June 30,
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2008	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$38,968	49%	$74,018	12%	$73,000	37%	$141,464	12%
Broadband Infrastructure	13,583	17%	35,888	6%	29,002	14%	61,479	5%
Handsets	13,184	16%	49,461	8%	69,245	35%	93,484	8%
Services	14,428	18%	15,884	2%	28,256	14%	26,975	2%
PCD	—	—	448,864	71%	—	—	879,588	72%
Other	—	—	8,641	1%	—	—	15,755	1%
	$80,163	100%	$632,756	100%	$199,503	100%	$1,218,745	100%

	Three months ended June 30,				Six months ended June 30,
		% of net		% of net		% of net		% of net
	2009	sales	2008	sales	2009	sales	2008	sales
	(in thousands)
Net Sales by region
United States	$1,731	2%	$442,780	70%	$42,990	21%	$864,643	71%
China	52,531	66%	110,752	18%	103,749	52%	227,874	19%
India	9,536	12%	5,399	1%	19,120	10%	12,836	1%
Other	16,365	20%	73,825	11%	33,644	17%	113,392	9%
Total net sales	$80,163	100%	$632,756	100%	$199,503	100%	$1,218,745	100%

Three months ended June 30, 2009 and 2008

Net sales decreased by 87% to $80.2 million during the three months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009.  The PCD and Other segments accounted for $457.5 million of the decrease.  Net sales for the segments other than the PCD and Other decreased by $95.1 million or 54%.  Multimedia Communications net sales decreased by $35.1 million, or 47%, for the three months ended June 30, 2009 compared to the same period in 2008, mainly due to continued weakening demand for our PAS Infrastructure products. Broadband Infrastructure segment net sales decreased by $22.3 million or 62% for the three months ended June 30, 2009 compared to the same period in 2008 mainly due to decrease in Multi-Service Access Node (“MSAN”), Multi-Service Transport Platform (“MSTP”) and CPE sales.  Handsets segment net sales decreased by $36.3 million, or 73%, in the second quarter of 2009 primarily due the declines of our PAS handsets sales during the three months ended June 30, 2009 partially offset by the increase of CDMA handsets sales in China.

Six months ended June 30, 2009 and 2008

Net sales decreased by 84% to $199.5 million during the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009.  The PCD and Other segments accounted for $895.3 million of the decrease.  Net sales for the segments other than the PCD and Other decreased by $123.9 million or 38%.  Multimedia Communications net sales decreased by $68.5 million, or 48%, for the six months ended June 30, 2009 compared to the same period in 2008, mainly due to continued weakening demand for our PAS Infrastructure products. Broadband Infrastructure segment net sales decreased by $32.5 million or 53% for the six months ended June 30, 2009 compared to the same period in 2008 mainly due to decrease in MSAN, MSTP and CPE sales.  Handsets segment net sales decreased by $24.2 million, or 26%, in the first half of 2009 primarily due to the declines of our PAS handsets sales partially offset by the increase of CDMA handsets sales in China as well as CDMA handsets sales to PCD LLC.

For additional discussion, see the “Segment Reporting” section of this Item 2.

The economic uncertainty that we are operating in today could adversely impact our business. However, the majority of our business is based in China and India—two countries that are still projected to have economic growth in 2009.  In 2009 and beyond, we expect a continued decline in demand for our PAS handsets and infrastructure equipment due to the China telecommunications industry restructuring and launch of 3G services. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions. We believe that the IPTV market presents a meaningful growth opportunity in these regions as well as other regions where we have targeted to expand our IPTV offerings.

GROSS (LOSS) PROFIT

	Three Months Ended June 30,				Six Months Ended June 30,
		Gross		Gross		Gross		Gross
	2009	profit %	2008	profit %	2009	profit %	2008	profit %
	(in thousands)
Gross (loss) profit by Segment
Multimedia Communications	$12,077	31%	$28,818	39%	$22,630	31%	$61,974	44%
Broadband Infrastructure	614	5%	1,669	5%	2,234	8%	3,890	6%
Handsets	(34,221)	(260)%	6,781	14%	(27,919)	(40)%	22,996	25%
Services	5,692	39%	4,794	30%	8,869	31%	7,113	26%
PCD	—	—	36,169	8%	—		69,005	8%
Other	—	—	3,717	43%	—		9,049	57%
Total	$(15,838)	(20)%	$81,948	13%	$5,814	3%	$174,027	14%

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

Three months ended June 30, 2009 and 2008

Gross profit was negative $15.8 million, or negative 20% of net sales, in the three months ended June 30, 2009, compared to $81.9 million, or 13% of net sales, in the corresponding period of 2008. The overall gross profit decrease in absolute dollars was primarily due to the disposal of PCD and MSBU in 2008 and disbandment of operations formerly included in the Other segment in the first quarter of 2009.  PCD and Other segments in aggregate accounted for $39.9 million decrease in gross profit for the second quarter of 2009.  Gross profit for the segments other than PCD and Other segment decreased by $57.9 million for the three months ended June 30, 2009 as compared to the corresponding period of 2008.  This decrease was mainly due to decrease in sales, additional inventory reserves and claim settlement related to certain handsets sold to PCD LLC for the Handsets segment and decrease in sales of higher margin Multimedia Communications products during the second quarter of 2009. For additional discussion, see “Segment Reporting” section of this Item 2.

Six months ended June 30, 2009 and 2008

Gross profit was $5.8 million, or 3% of net sales, for the six months ended June 30, 2009, compared to $174.0 million, or 14% of net sales, in the corresponding period of 2008. The overall gross profit decrease in absolute dollars was primarily due to the disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009.  PCD and Other segments in aggregate accounted for $78.1 million decrease in gross profit for the first half of 2009.  Gross profit for the segments other than PCD and Other decreased by $90.2 million for the six months ended June 30, 2009 as compared to the corresponding period of 2008.  This decrease was due to increase in lower margin CDMA handset sales to PCD LLC, decrease in sales, additional inventory reserves and claim settlement related to certain handsets sold to PCD LLC for the Handsets segments, and decrease in sales of higher margin Multimedia Communications products during the first half of 2009, partially offset by an $8.5 million decrease to cost of sales in the Handsets segment resulting from the amortization of the Marvell supply agreement during the first quarter of 2009 (See Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.)  For additional discussion, see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended June 30,				Six months ended June 30,
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2008	% of net sales
	(in thousands)
Selling, general and administrative	$26,971	34%	$72,010	11%	$81,151	41%	$151,754	12%
Research and development	16,229	20%	39,286	6%	37,737	19%	80,686	7%
Amortization of intangible assets	—	—	1,730	0%	—	—	3,554	0%
Restructuring	27,757	35%	—	—	32,576	16%	—	—
Gain on divestiture	(1,357)	(2)%	—	—	(1,357)	(1)%	—	—
Total net operating expenses	$69,600	87%	$113,026	17%	$150,107	75%	$235,994	19%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended June 30, 2009 and 2008

SG&A expenses were $27.0 million for the three months ended June 30, 2009, a decrease of $45.0 million as compared to $72.0 million for the same period in 2008. The decrease in SG&A expense was primarily due to a $9.1 million decrease in SG&A expenses related to divested operations, primarily PCD and MSBU, a $10.6 million decrease in personnel related expenses due to continuous streamlining of operations and recent cost reduction measures, a $2.6 million decrease in depreciation expense due to assets impairment write off in 2008, a $2.0 million decrease in travel related expenses due to reduced travel activity and cost containment efforts, a $2.7 million savings from reduction in the use of outside services, a $2.2 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities; and a $10.5 million recovery of doubtful account as a result of increased effort in collection compared to $3.4 million provision of doubtful accounts in the same period of 2008.

Six months ended June 30, 2009 and 2008

SG&A expenses were $81.2 million for the six months ended June 30, 2009, a decrease of $70.6 million as compared to $151.8 million for the same period in 2008. The decrease in SG&A expense was primarily due to a $16.7 million decrease in SG&A expenses related to divested operations, primarily PCD and MSBU, an $18.6 million decrease in personnel related expenses due to continuous streamlining of operations and recent cost reduction measures, a $9.4 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $5.0 million decrease in depreciation expense due to assets impairment write off in 2008, a $5.5 million savings from reduction in the use of outside services, a $3.7 million decrease in travel related expenses due to reduced travel activity and cost containment efforts, a $3.4 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, and a $2.1 million recovery of doubtful account compared to $2.6 million provision of doubtful accounts in the same period of 2008.

RESEARCH AND DEVELOPMENT

Three months ended June 30, 2009 and 2008

R&D expenses decreased by $23.1 million during the three months ended June 30, 2009 compared to the same period in 2008.  During the second half of 2008, we sold PCD and MSBU which resulted in aggregated R&D savings of $4.7 million for the second quarter of 2009.  In addition, the decrease was also due to a $11.7 million decrease in personnel related expenses as we continued to streamline our R&D operations and reduced spending in non-core business units, a $3.8 million savings from reduction in use of outside services due to wind-down of the Korea operation, a $1.1 million decrease in travel related expenses due to reduced travel activity and a $0.9 million decrease in facility related expense.

Six months ended June 30, 2009 and 2008

R&D expenses decreased by $42.9 million during the six months ended June 30, 2009 compared to the same period in 2008.  During the second half of 2008, we sold PCD and MSBU which resulted in aggregated R&D savings of $9.4 million for the first half of 2009.  In addition, the decrease was also due to a $21.6 million decrease in personnel related expenses as we continued to streamline our R&D operations and reduced spending in non-core business units, a $4.9 million savings from reduction in use of outside services primarily due to wind-down of the Korea operation, a $1.9 million decrease in travel related expenses due to reduced travel activity, a $1.7 million decrease in facility related expense, a $1.4 million decrease in depreciation and a $2.4 million decrease in software license and part expenses as we continued to streamline our operations.

AMORTIZATION OF INTANGIBLE ASSETS

Three months and six months ended June 30, 2009 and 2008

There was no amortization of intangible assets in the three and six months ended June 30, 2009 compared to $1.7 million and $3.6 million in the three and six months ended June 30, 2008, respectively. An impairment charge of $4.9 million was recorded in the fourth quarter of 2008 to fully write-off the remaining carrying value of intangible assets at December 31, 2008.

RESTRUCTURING

Three and six months ended June 30, 2009

For the three and six months ended June 30, 2009, we recorded restructuring charges of $27.8 million and $32.6 million, respectively.  No restructuring charges were recorded in the comparable periods in 2008. We expect to incur additional restructuring charges over the next twelve months as we continue to execute the 2009 and 2008 Restructuring Plans.  The following describes our restructuring initiatives.

2009 Restructuring Plan

On June 9, 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce our operating costs.  The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations.   During the second quarter of 2009, we recorded a restructuring charge of approximately $25.9 million related to the 2009 Restructuring Plan, including $24.7 million for severance and benefits related to approximately 1,850 employees and $1.2 million related to the estimated loss on a lease obligation which expires in 2013.

2008 Restructuring Plan

During fiscal 2008, we implemented a restructuring plan (the “2008 Restructuring Plan”) and recorded $13.1 million in restructuring charges primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which we are in the process of winding down. During the three and six months ended June 30, 2009, we recorded restructuring charges related to the 2008 Restructuring Plan of approximately $1.8 million and $6.4 million, respectively. The charges for the six months ended June 30, 2009 consist primarily of severance and benefits related to the transition of certain key functions, including finance, to China and lease costs related to a lease obligation which expires in fiscal year 2010. Approximately 60 employees are affected by the transition of these key functions to China.

2007 Restructuring Plan

At June 30, 2009 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.7 million was related to a lease obligation which expires in fiscal year 2010.

The activity in the accrued restructuring balances related to the plans described above was as follows for the six months ended June 30, 2009:

	Balance at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at June 30, 2009
	(in thousands)
2009 Restructuring Plan
Worforce Reduction	$—	$24,715	$(1,070)	$(417)	$23,228
Lease Costs	—	1,223	—	—	1,223
Other Costs	—	7	(7)	—	—
Total 2009 Restructuring Plan	—	25,945	(1,077)	(417)	24,451

2008 Restructuring Plan
Worforce Reduction	7,976	5,377	(7,569)	(380)	5,404
Lease Costs	249	1,114	(467)	—	896
Other Costs	498	(64)	(247)	—	187
Total 2008 Restructuring Plan	8,723	6,427	(8,283)	(380)	6,487

2007 Restructuring Plan - Lease Costs	788	204	(321)	—	671

Total	$9,511	$32,576	$(9,681)	$(797)	$31,609

The following table shows the total amount of costs incurred by segment in connection with the restructuring plans:

	Three months ended June 30,	Six months ended June 30,
	2009	2009
	(in thousands)
Multimedia Communications	$5,544	$5,467
Broadband Infrastructure	3,278	3,280
Handsets	931	1,765
Services	1,752	3,463
Total restructuring costs by segment	11,505	13,975
General and Corporate	16,252	18,601
Total restructuring costs	$27,757	$32,576

The majority of the cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in the third and fourth quarters of 2009, with lesser amounts expected to be paid in the first two quarters of 2010.  The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term.

GAIN ON DIVESTITURE

Three and six months ended June 30, 2009

Gain on divestiture for the three and six months ended June 30, 2009 is comprised of an additional $1.4 million gain on sale of PCD assets resulting from an adjustment to reflect actual transaction-related costs.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three and six months ended June 30, 2009 and 2008

Interest income was $0.6 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively. Interest income was $1.3 million and $4.1 million for the six months ended June 30, 2009 and 2008, respectively. Interest income decreased in the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to a decline in the average interest rate.

INTEREST EXPENSE

Three and six months ended June 30, 2009 and 2008

Interest expense was $0.2 million and $3.5 million for the three months ended June 30, 2009 and 2008, respectively. Interest expense was $0.5 million and $9.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest expense for the three and six months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to the repayment of $274.6 million of convertible subordinated notes due March 1, 2008 and $48.0 million of other bank loan repayments during 2008. Interest expense for the three months ended June 30, 2008 included approximately $2.5 million of debt issuance costs related to a secured revolving credit facility.

OTHER INCOME (EXPENSE), NET

Three months ended June 30, 2009 and 2008

Other income, net was $5.4 million for the three months ended June 30, 2009 as compared to other expense, net of $0.9 million for the three months ended June 30, 2008. Other income, net of $5.4 million for the three months ended June 30, 2009 consisted primarily of $9.0 of foreign currency gains, offset partially by a $3.8 million other-than-temporary impairment of an equity investment.  Other expense, net of $0.9 million for the three months ended June 30, 2008 consisted primarily of foreign currency losses.

Six months ended June 30, 2009 and 2008

Other expense, net for the six months ended June 30, 2009 was $1.8 million as compared to income of $53.1 million for the six months ended June 30, 2008. Other expense, net for the six months ended June 30, 2009 consisted primarily of a $3.8 million other-than-temporary impairment of an equity investment, offset partially by foreign currency gains of $1.7 million. Other income, net for the six months ended June 30, 2008 was primarily due to a $32.4 million gain on the sale of the Gemdale investment, a $7.3 million gain on the sale of the Infinera investment, an $8.2 million gain on the liquidation of investment in a variable interest entity and a $4.1 million gain on foreign currency revaluation.

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

Three months ended June 30, 2009 and 2008

Income tax expense was $4.7 million for the three months ended June 30, 2009 compared to a tax expense of $4.6 million for the three months ended June 30, 2008. During the second quarter of 2009, we made an assessment of the realizability of our deferred tax assets in Korea, which are included in our Handsets segment, and we believe that it will not generate sufficient income to realize its deferred tax assets in Korea.  Therefore, we established a valuation allowance on our remaining net deferred tax assets in Korea.  The income tax expense associated with establishing the valuation allowance is $1.4 million.

Six months ended June 30, 2009 and 2008

Income tax expense was $6.5 million for the six months ended June 30, 2009 compared to a tax benefit of $0.4 million for the six months ended June 30, 2008. Income tax expense for the six months ended June 30, 2009 also included a first quarter tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements. The China Corporate Income Tax Law (“CIT Law”) was effective on January 1, 2008.  As a result of the enactment of regulations during the first quarter of 2008 which addressed CIT Law, we recorded an income tax benefit of $11.7 million related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of our subsidiaries which we determined to not be permanently reinvested outside the United States.  We also accrued $3.2 million of foreign withholding taxes related to the realized gain on the sale of our investment in Gemdale.

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

SEGMENT REPORTING

Summarized below are our segment net sales revenue and gross profit for the three and six months ended June 30, 2009 and 2008, respectively.

Multimedia Communications

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$38,968	$74,018	$73,000	$141,464
Gross profit	$12,077	$28,818	$22,630	$61,974
Gross profit as a percentage of net sales	31%	39%	31%	44%

During the three months ended June 30, 2009, sales of Multimedia Communications segment decreased by 47% or $35.1 million as compared to the same period in 2008.  The decrease was primarily due to the decrease in PAS equipment sales by 77% as well as decrease in sales of Set Top Box (“STB”)  products partially offset by increase in sales of IPTV system products.  PAS equipment sales comprised approximately 27% and 62% of our Multimedia Communications sales for the three months ended June 30, 2009 and 2008, respectively.

Sales for the six months ended June 30, 2009 decreased by 48% or $68.5 million.  The decrease was mainly due to the declines of our PAS equipment sales by 81% partially offset by increase in sales of IPTV system and STB products.  PAS equipment sales comprised approximately 25% and 68% of our Multimedia Communications sales for the six months ended June 30, 2009 and 2008, respectively.

The gross profit percentage decreased to 31% for both three and six months ended June 30, 2009 from 39% and 44% for the corresponding periods in 2008.  The decrease was primarily due to decreased sales of our higher margin PAS infrastructure equipment.

We expect future PAS infrastructure spending to decline rapidly in 2009 and beyond as China launched its 3G networks.  We plan to aggressively pursue opportunities for our IPTV product portfolios and in multiple markets. However, we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2009 and beyond.

We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions.

Broadband Infrastructure

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$13,583	$35,888	$29,002	$61,479
Gross profit	$614	$1,669	$2,234	$3,890
Gross profit as a percentage of net sales	5%	5%	8%	6%

Broadband Infrastructure sales decreased by 62% and 53% respectively during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.  The decrease was mainly due to lower MSAN, MSTP and CPE sales in 2009.  Softbank in Japan, one of our largest infrastructure customers, represented approximately 13% and 17% of total Broadband sales during the three months ended June 30, 2009 and 2008, respectively and 14% and 25% during the six months ended June 30, 2009 and 2008, respectively.

Gross profit percentage remained stable at 5% for the three months ended June 30, 2009 and 2008.  Gross profit percentage increased from 6% for the six months ended June 30, 2008 to 8% for the corresponding period in 2009.  The increase was primarily due to decrease in provision for anticipated losses on infrastructure contracts in 2009.

We may incur additional warranty expense and inventory reserves as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These factors will result in negative impacts on our future gross margins, results of operations and financial position.

Handsets

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$13,184	$49,461	$69,245	$93,484
Gross (loss) profit	$(34,221)	$6,781	$(27,919)	$22,996
Gross (loss) profit as a percentage of net sales	(260)%	14%	(40)%	25%

Net sales decreased by 73% for the three months ended June 30, 2009 compared to the same period in 2008.  The decrease was primarily due to the declines of PAS business partially offset by the increase of CDMA sales in China during the quarter.  The sale of PAS handsets accounted for 57% and 87% of total handset sales for the three months ended June 30, 2009 and 2008, respectively.

Net sales decreased by 26% for the six months ended June 30, 2009 compared to the same periods in 2008.  The decrease was primarily due to the declines of PAS business partially offset by the increase of CDMA sales in China and

CDMA sales to PCD LLC in the first half of 2009.  The sale of PAS handsets accounted for 27% and 89% of total handset sales for the six months ended June 30, 2009 and 2008, respectively.  Our PAS handset sales declined significantly since the first quarter of 2009 as China moved toward the 3G network deployment.

Gross profit as a percentage of net sales decreased from 14% for the three months ended June 30, 2008 to negative 260% for the corresponding period in 2009. The decrease was mainly due to inventory clearing sales of PAS and CDMA handsets at very low margins, as well as $5.7 million inventory reserves for CDMA and TDSCDMA handsets in China.  In addition, gross profit was also reduced by approximately $28.7 million as a result of transactions with PCD LLC consisting of a claim settlement of $11.1 million for product-related liability disputes and product returns and $17.6 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves.

Gross profit as a percentage of net sales decreased from 25% for the six months ended June 30, 2008 to negative 40% for the corresponding period in 2009. The decrease was mainly due to inventory clearing sales of PAS and CDMA handsets at very low margins, additional inventory reserves of PAS, CDMA and TDSCDMA handsets in China and increased CDMA handset sales to PCD LLC which have lower profit margins during the first half of 2009.  In addition, gross profit was also reduced by approximately $30.0 million as a result of transactions with PCD LLC consisting of a claim settlement of $11.1 million for product-related liability disputes and product returns and $18.9 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves.

In 2009 and beyond, we expect an accelerated decline in PAS subscribers as the China telecommunication industry reorganizes and launches 3G services.

Services

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$14,428	$15,884	$28,256	$26,975
Gross profit	$5,692	$4,794	$8,869	$7,113
Gross profit as a percentage of net sales	39%	30%	31%	26%

Our Services segment’s revenue decreased by 9% and increased by 5% for the three and six months ended June 30, 2009, respectively as compared to the corresponding periods in 2008.  The decrease for the three months ended June 30, 2009 was mainly due to lower China service sales resulting from China telecommunication restructuring.  The increase for the first half of the year was due to higher international maintenance service revenue partially offset by the decrease in China service sales.

Gross profit as a percentage of net sales increased from 30% and 26% for the three and six months ended June 30, 2008, respectively, to 39% and 31% for the corresponding periods in 2009, respectively.  The increase was primarily due to overall cost reduction efforts in both China and International service divisions.

Personal Communication Devices (PCD)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$—	$448,864	$—	$879,588
Gross profit	$—	$36,169	$—	$69,005
Gross profit as a percentage of net sales		8%		8%

On July 1, 2008, we sold our PCD operations (See Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$—	$8,641	$—	$15,755
Gross profit	$—	$3,717	$—	$9,049
Gross profit as a percentage of net sales	—	43%	—	57%

Our Other segment consists of Mobile Solutions (“MSBU”) and Custom Solutions (“CSBU”) business units.  We disposed of our MSBU unit in July 2008 and completed the disbandment of the CSBU unit in the first quarter of 2009.  The remaining IP Messaging product line has been integrated into the Multimedia Communication segment and remaining services related contracts have been integrated into the Service segment.

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of our carrier class GEPON product as well as our NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of our RollingStream™ product. We recognized revenue for sales of telecommunications equipment and services to affiliates of Softbank of $5.0 million and $9.4 million, respectively, during the three months ended June 30, 2009 and 2008, and $11.2 million and $21.2 million, respectively, during the six months ended June 30, 2009 and 2008.

Included in accounts receivable at June 30, 2009 and December 31, 2008 were $5.6 million and $9.2 million, respectively, related to these transactions. We had immaterial amounts of accounts payable to Softbank and its affiliates at June 30, 2009 and December 31, 2008.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of June 30, 2009 and December 31, 2008, our customer advance balance related to Softbank agreements was $0.8 million and $0.7 million, respectively.  The current deferred revenue balance related to Softbank was $2.0 million and $4.0 million as of June 30, 2009 and December 31, 2008, respectively.  As of June 30, 2009, our noncurrent deferred revenue balance related to Softbank was $9.0 million compared to $9.2 million as of December 31, 2008.

As of June 30, 2009, Softbank beneficially owned approximately 12% of our outstanding stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	June 30,	December 31,
	2009	2008	Change
	(in thousands)

Cash and cash equivalents	$272,596	$309,603	$(37,007)
Short-term investments - Bank notes	3,448	4,262	(814)
Total	$276,044	$313,865	$(37,821)

	Six months ended June 30,
	2009	2008	Change
	(in thousands)
Cash (used in) provided by operating activities	$(37,136)	$58,348	$(95,484)
Cash provided by investing activities	1,267	46,863	(45,596)
Cash used in financing activities	(389)	(299,654)	299,265
Effect of exchange rate changes on cash and cash equivalents	(749)	10,895	(11,644)

Net decrease in cash and cash equivalents	$(37,007)	$(183,548)	$146,541

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At June 30, 2009, cash and cash equivalents approximating $122.9 million was held by our subsidiaries in China.

Cash used in operating activities during the six months ended June 30, 2009 of $37.1 million resulted primarily from the net loss of $151.7 million offset by non-cash charges including $6.9 million of depreciation and amortization, $6.4 million stock-based compensation and also offset by changes in operating assets and liabilities providing net cash of $100.3 million.  The decrease in sales activity in the first six months of 2009 was the primary driver of the changes in operating assets and liabilities.  Cash from operations benefited $96.3 million from a decrease in accounts receivable, $30.6 million from a decrease in inventory and deferred costs, $61.1 million from a decrease in other assets consisting primarily of working capital items, $33.6 million from an increase in customer advances and $17.1 million from an increase in other liabilities, offset partially by a decrease in accounts payable using cash of $119.4 million and a decrease in deferred revenue of $21.1million.   Cash provided by operating activities during the six months ended June 30, 2008 of $58.3 million was significantly impacted by changes in net operating assets and liabilities providing net cash $88.0 million, primarily as a result of management of working capital in the first quarter of 2008 in preparation for the repayment of the convertible subordinated notes due March 1, 2008.

Cash provided by investing activities during the six months ended June 30, 2009 and 2008 was $1.3 million and $46.9 million, respectively. No significant investing activities occurred in the six months ended June 30, 2009. Net cash provided by investing activities for the six months ended June 30, 2008 included cash inflows of $66.6 million from the proceeds of the sale of short-term investments and $7.7 million from the repayment of a loan by a variable interest entity, partially offset by cash outflows of $10.8 million for the purchase of short-term and long-term investments, $10.3 million for the purchase of property, plant and equipment and $6.5 million was the result of an increase in restricted cash, primarily to collateralize letters of credit.

Cash used in financing was $0.4 million during the six months ended June 30, 2009. Cash used in financing activities was $299.7 million during the six months ended June 30, 2008, primarily due to the repayment of the convertible subordinated notes of $274.6 million due March 1, 2008 and the net repayment of $21.4 million of other bank loans.

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in thousands):

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
	(in thousands)

Accounts receivable, net	$59,084	$149,210	$(90,126)
Accounts receivable, related parties	5,572	9,166	(3,594)
Total accounts receivable	$64,656	$158,376	$(93,720)

Accounts receivable decreased $93.7 million primarily due to the decrease in sales in the first six months of 2009. We recorded net recoveries of doubtful accounts of approximately $10.5 million and $2.1 million during the three and six months ended June 30, 2009, respectively, primarily due to significant collection of long-aged receivables during the second quarter of 2009, partially offset by provision for doubtful accounts.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
	(in thousands)
Inventories:
Raw materials	$12,560	$15,545	$(2,985)
Work in-process	17,019	33,524	(16,505)
Finished goods	158,021	140,763	17,258
Total inventories	$187,600	$189,832	$(2,232)

Short-term deferred costs	$102,895	$114,884	$(11,989)
Long-term deferred costs	$135,540	$149,258	$(13,718)

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Finished goods at customer sites were approximately $149.2 million and $138.0 million at June 30, 2009 and December 31, 2008, respectively. Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized.

Debt

We had no bank loans outstanding at June 30, 2009. At June 30, 2009, our primary source of available credit was a series of credit facilities in China. These credit facilities provide uncollateralized lines of credit totaling $131.7 million of which $43.9 million was available for working capital draws and $87.8 million for the issuance of letters of credit and corporate guarantees (“non-working capital draws”) at June 30, 2009. These credit facilities provide an additional $190.3 million in additional borrowing availability subject to collateralization, of which $117.1 million was available for working capital draws and $73.2 million was available for non-working capital draws at June 30, 2009. At June 30, 2009, we had approximately $299.4 million available for future borrowings on these China credit facilities, of which an aggregate of $161.0 million remained available for general working capital purposes and $138.4 million remained available in support of letters of credit and corporate guarantees.  Approximately $263.5 million of these facilities expire during the third quarter of 2009 and approximately $58.5 million of these lines expire in the fourth quarter of 2009.

Our available lines of credit in China are now significantly less than what has been available to us historically and, if not renewed, expire within the next 6 months.  During the fourth quarter of 2007, credit facilities in China in the aggregate amount of approximately $481.7 million matured or were extinguished. While we were able to renew approximately $263.5 million of these lines of credit during the third quarter of 2008 and an additional $58.5 million of these lines of credit during the first quarter of 2009, borrowings above a certain threshold now require collateralization of our real property in China and each borrowing under the credit facilities is subject to the banks’ then current favorable opinion of the credit worthiness of our China subsidiaries, as well as the bank having funds available for lending and other Chinese banking regulations and practices. Furthermore, we have not previously utilized collateralized credit lines in China, and it is uncertain whether these collateralized credit lines would be readily available to us.  The most significant factor resulting in the decrease in our currently available lines of credit in China is the reduced profitability of our China domiciled subsidiaries. We also believe that the decrease in our currently available lines of credit in China is the result of recent changes in banking practices in China which has resulted in the granting of lines of credit by China banks more in line with U.S. and international credit underwriting practices. Upon expiration in second half of 2009, we cannot be certain that additional lines of credit will be available to us on commercially reasonable terms or at all.

Liquidity

We incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the six months ended June 30, 2009 we incurred a net loss of $151.7 million. We recorded operating losses in 17 of the 18 consecutive quarters in the period ended June 30, 2009. At June 30, 2009 we had an accumulated deficit of $993.2 million. We incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. Cash used in operations was $37.1 million during the six months ended June 30, 2009.  At June 30, 2009, we had cash and cash equivalents of $272.6 million in the aggregate to meet the Company’s liquidity requirements, of which $122.9 million was held by our subsidiaries in China. China imposes currency exchange controls on transfers of funds from/to China.  We expect to continue to incur losses and negative cash flows from operations over at least the remainder of 2009.

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

Currently, our only committed credit sources are our credit facilities in China. At June 30, 2009, the credit facilities aggregated $322.0 million, of which $161.0 million was available for working capital purposes and the remaining $161.0 million was restricted for use in trade financing. The credit facilities do not require compliance with any financial covenants, but they do require collateralization for working capital draws in excess of $43.9 million or trade financing draws in excess of $87.8 million. The bank providing our principal credit line added the requirement that borrowings above these amounts be secured by our manufacturing, research and development, and administrative offices facility in Hangzhou, China when this credit line was renewed during the third quarter of 2008. At June 30, 2009, $299.4 million of the total credit facilities remained available under our credit agreements and usage of the principal credit line had not reached levels that would require collateral. Furthermore, each borrowing under the credit facilities is subject to the banks’ then current favorable opinion of the credit worthiness of our China subsidiaries, the banks having funds available for lending, and other Chinese banking regulations. Approximately $263.5 million of these facilities expire during the third quarter of 2009 and approximately $58.5 million of these lines expire in the fourth quarter of 2009 and, based upon our recent financial performance and financial position, we believe the bank may reduce the total available credit under this facility when we negotiate its renewal. Accordingly, we cannot be certain that borrowings under our credit facilities in China will be adequate to meet our financing requirements.

In 2009 and 2008, we took a number of actions to improve our liquidity. In March 2008 we paid $289.5 million to retire our convertible subordinated notes and related accrued interest. In July 2008 we completed the sale of PCD for proceeds of $219.1 million. In addition, we divested out Mobile Solutions Business Unit in July 2008. In the fourth quarter of 2008, management initiated actions to disband our Customs Solutions Business Unit and to wind down our Korea operations.

As a result of these actions and other restructuring initiatives undertaken by the management, our year-to-year quarterly selling, general and administrative and research and development operating expenses decreased significantly in the second quarter of 2009 compared with the second quarter of 2008. In December 2008, management announced further initiatives including efforts to eliminate functional duplications by consolidation of a number of key functions into our China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing R&D spending with a focus on selected products. Management believes that these initiatives, if executed successfully, will help achieve significant operating expense reductions by the fourth quarter of 2009 and enable our fixed cost base to be better aligned with operations, market demand and projected sales levels. If the level of sales anticipated by our financial plan does not materialize, we will need to take further actions to reduce costs and expenses or explore other cost reduction options.

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

Off-balance sheet arrangements

At June 30, 2009, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

Our obligations under contractual obligations and commercial commitments at June 30, 2009 were as follows:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$13,891	$8,201	$4,359	$1,331	$—
Letters of credit	$47,272	$28,840	$18,432	$—	$—
Purchase commitments	$1,607	$1,607	$—	$—	$—

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments in the table above exclude agreements that are cancelable without penalty. We had cancelable purchase commitments approximating $57.6 million at June 30, 2009.

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

Uncertain tax positions

Effective January 1, 2007, we adopted the provisions of FIN 48.  As of June 30, 2009, we had $66.7 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase our net income is $9.0 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $57.7 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

We record accruals for commissions payable to third parties in the normal course of business.  Such commissions are recorded based on the terms of the contracts between us and the third parties and paid pursuant to such contracts.  Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred.  As of June 30, 2009, approximately $6.8 million of such accrued commissions had not been claimed by the third parties for more than three years.  Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, we will reverse such accruals. Such reversals will be recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. During the six months ended June 30, 2009 and 2008, we reversed insignificant accruals related to third party commissions.

OTHER INFORMATION

In the second quarter of 2009, PricewaterhouseCoopers Zhong Tian CPAs Limited Company, based in the People’s Republic of China and a member of the PricewaterhouseCoopers International Network, assumed responsibility as the independent registered public accounting firm of the Company. Previously, the Company’s certifying accountant was PricewaterhouseCoopers LLP in the United States, also a member of the PricewaterhouseCoopers International Network.

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2009 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at June 30, 2009:

(in thousands, except
interest rates)
Cash and cash equivalents	$272,596
Average interest rate	0.75%

Restricted cash - short-term	$15,112
Average interest rate	0.18%

Short-term investments	$3,448
Average interest rate	1.10%

Restricted cash - long-term	$18,432
Average interest rate	0.30%

Total investment securities	$309,588
Average interest rate	0.70%

Equity Investment Risk

Our investment portfolio includes an equity investment in a publicly traded company, the value of which is subject to market price volatility.  Economic events could adversely affect the public equities market and general economic conditions may worsen.  Should the fair value of our publicly traded equity investments decline below their cost basis in a manner deemed to be other-than-temporary, our earnings may be adversely affected.  We have also invested in several privately held companies as well as investment funds which invest primarily in privately held companies, many of which can still be considered in the start-up or development stages.  These investments are inherently risky, as the market for the technologies or products they have under development are typically in the early stages and may never materialize.

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, during 2006, 2007, 2008 and through the second quarter of 2009, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash held in China was $122.9 million at June 30, 2009.  Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through June 30, 2009, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

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

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at June 30, 2009.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $20.6 million at June 30, 2009.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

UTStarcom, Inc. (“UTStarcom” or the “Company”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of June 30, 2009 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of June 30, 2009 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in

“Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”), as well as the material weakness related to revenue recognition described in the “Newly Identified Material Weakness in Internal Control over Financial Reporting” included in “Part I, Item 4 — Controls and Procedures” (“Item 4”) in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (“March 31, 2009 10-Q”), which have not yet been remediated. Investors are directed to Item 9A in the 2008 Annual Report and Item 4 in the March 31, 2009 10-Q for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting noted above. In particular, the Company implemented during 2008 and the first and second quarters of 2009, and plans to continue to implement during 2009, the specific measures described below.  In addition, in connection with the June 30, 2009 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

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

ii.     In the third and fourth quarters of 2008, the Company transitioned the responsibility for calculating the loss contract reserves to its local project office in India to facilitate enhanced coordination between the local business units, operations, sales and the finance team. In the remainder of 2009, we will continue to enhance the timeliness and quality of the information to enable a more effective review of the components of the loss reserve calculation by the business units, operations, sales and finance teams. In addition, corporate finance management will perform enhanced independent and timely reviews of the loss contract reserve calculation.

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

3.     To remediate the newly identified material weakness described in the Item 4 of the March 31, 2009 10-Q in “The Company identified a material weakness in its internal control over financial reporting related to revenue recognition,” the Company is planning in the remainder of 2009 to enhance its contracts review process in order to ensure that appropriate members of management have reviewed and confirmed critical information necessary to assess the proper revenue recognition accounting.

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

Management’s Conclusion

Management believes the remediation measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above will strengthen the Company’s internal control over financial reporting and remediate the material weaknesses identified above. However, management has not yet implemented all of these measures and/or tested them.  Management believes that the interim measures described under “Management’s Planned Remediation Initiatives and Interim Measures” above ensure the reliability of financial reporting and the preparation of the Company’s financial statements included in this Form 10-Q and has discussed this with the Company’s Audit Committee.

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

Changes in Internal Control over Financial Reporting

No changes occurred during the three months ended June 30, 2009 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of litigation and governmental investigations, see Note 10 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A—RISK FACTORS

For a description of risk factors that could materially affect our business, financial condition and future operating results, please consider the risk factors set forth in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The description below includes material changes to the risk factors as previously disclosed in our Annual  Report on Form 10-K for the fiscal year ended December 31, 2008.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future operating results.

Our cost-reduction initiatives and restructuring plans may not result in anticipated savings or more efficient operations. Our recently-announced restructuring may disrupt our operations and adversely affect our operations and financial results.

On June 11, 2009, we announced a restructuring of our worldwide operations in an effort to accelerate the Company’s return to profitability, strategically align our cost structure with expected revenues and reallocate resources into areas of our business that we believe have more growth potential.

We may not be able to successfully complete and realize the expected benefits of our restructuring plans.  Our restructuring plans may involve higher costs or a longer timetable, or they may fail to improve our results of operations and cash flows as we anticipate.  Our inability to realize these benefits may result in an ineffective business structure that could negatively impact our results of operations.  In addition to costs related to severance and other employee-related costs, our restructuring plans may also subject us to litigation risks and expenses.

In addition, our restructuring plans may have other adverse consequences, such as employee attrition beyond our planned reduction in workforce, the loss of employees with valuable knowledge or expertise, a negative impact on employee morale, or a gain in competitive advantage by our competitors over us.  The restructuring may place increased demands on our personnel and could adversely affect our ability to attract and retain talent, to develop and enhance our products and services, to service existing customers, to achieve our sales and marketing objectives and to perform our accounting, finance and administrative functions.

We may undertake future cost-reduction initiatives and restructuring plans that may adversely impact our operations; and we may not realize all of the anticipated benefits of our prior or any future restructurings.

At the same time as our restructuring announcement, we announced an intention to consider a potential sale of our manufacturing, research and development, and administrative offices facility in Hangzhou China.  We may encounter difficulties and delays in connection with any sale of the building.  The building is approximately 2.7 million square feet and unique in its design and is included in property, plant and equipment in our condensed consolidated balance sheet  as of June 30, 2009 with a carrying value of $162.0 million. If we decide to sell this building, we cannot predict whether we will be able to sell the building or the amount at which we would ultimately be able to sell the building.  In addition, in connection with evaluating a sale of the building we could determine that an impairment charge should be recorded by the company and a significant impairment charge could lead to an unexpected and material decline in our earnings.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 25, 2009. At the meeting, our stockholders voted on the following two proposals, casting their votes as follows:

(i)  To elect two Class III directors to serve for a term expiring on the date on which the annual meeting of stockholders is held in the year 2012.

Nominee	For	Against	Abstain
Jeff Clarke	75,223,760	27,348,029	7,008,112
Hong Liang Lu	75,179,445	27,440,900	6,959,556

There were no broker non-votes on this matter. As a result, Messrs. Clarke and Lu were re-elected as directors of the Company. Other directors whose terms of office continued after the meeting were as follows:

Class I (Term Expiring 2010)

Thomas J. Toy

Bruce J. Ryan

Class II (Term Expiring 2011)

Peter Blackmore

Allen Lenzmeier

(ii)  To ratify and approve the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain
90,375,909	18,934,204	269,788

There were no broker non-votes on this matter.

ITEM 5—OTHER INFORMATION

None

ITEM 6—EXHIBITS

Exhibit Number	EXHIBIT DESCRIPTION
3.1

Thirteenth Amended and Restated Certificate of Incorporation of UTStarcom, Inc., as amended (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on December 12, 2003)

3.2	Second Amended and Restated Bylaws of UTStarcom, Inc., effective June 28, 2008 (incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed with the SEC on April 14, 2008)
4.1	See exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws defining the rights of holders of Common Stock.
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form S-1/A filed with the SEC on February 7, 2000)
4.3	Third Amended and Restated Registration Rights Agreement dated December 14, 1999 (incorporated by reference to Exhibit 4.2 of Form S-1 filed with the SEC on December 20, 1999)
10.1	Settlement Agreement & Release dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on July 2, 2009)
10.2	Form of Stock option Award Agreement for use under 2006 Equity Incentive Plan
10.3	Form of Stock Option Agreement for Directors and Officers for use under the 2006 Equity Incentive Plan
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UTSTARCOM, INC.

Date: August 7, 2009	By:	/s/ VIRAJ J. PATEL
Viraj J. Patel
Interim Chief Financial Officer
(Principal Financial Officer)