Form 10-Q
period 2009-09-30
UTSTARCOM INC
filed 2009-11-09
CIK 1030471

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 4, 2009 there were 129,418,352 shares of the registrant’s common stock outstanding, par value $0.00125.

PART I—FINANCIAL INFORMATION

ITEM 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UTSTARCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$237,112	$309,603
Short-term investments	4,544	4,262
Accounts receivable, net of allowances for doubtful accounts of $28,545 and $37,359, respectively	49,242	149,210
Accounts receivable, related parties	4,472	9,166
Notes receivable	1,142	11,120
Inventories	167,452	189,832
Deferred costs	114,864	114,884
Prepaids and other current assets	59,918	127,675
Short-term restricted cash	24,445	16,840
Total current assets	663,191	932,592
Property, plant and equipment, net	166,640	175,287
Long-term investments	8,402	17,691
Long-term deferred costs	134,013	149,258
Long-term deferred tax assets	10,797	13,464
Other long-term assets	21,035	22,514
Total assets	$1,004,078	$1,310,806
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45,331	$176,384
Income taxes payable	2,398	7,162
Customer advances	187,906	144,700
Deferred revenue	111,075	117,584
Deferred tax liabilities	11,644	11,644
Other current liabilities	147,626	163,046
Total current liabilities	505,980	620,520
Long-term deferred revenue	182,607	210,050
Other long-term liabilities	18,435	12,594
Total liabilities	707,022	843,164
Commitments and contingencies (Note 10)
UTStarcom, Inc. stockholders’ equity:
Common stock: $0.00125 par value; 750,000 authorized shares; 129,217 and 126,566 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	152	152
Additional paid-in capital	1,248,872	1,239,074
Accumulated deficit	(1,027,782)	(841,486)
Accumulated other comprehensive income	75,038	69,094
Total UTStarcom, Inc. stockholders’ equity	296,280	466,834
Noncontrolling interests	776	808
Total equity	297,056	467,642
Total liabilities and equity	$1,004,078	$1,310,806

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Net sales
Third party	$65,672	$170,878	$253,977	$1,368,461
Related party	4,832	9,729	16,030	30,891
	70,504	180,607	270,007	1,399,352
Cost of net sales
Third party	43,763	117,601	230,694	1,149,277
Related party	2,552	5,679	9,310	18,721
Gross profit	24,189	57,327	30,003	231,354

Operating expenses:
Selling, general and administrative	33,139	59,445	114,290	211,199
Research and development	14,246	35,971	51,983	116,657
Amortization of intangible assets	—	279	—	3,833
Restructuring	8,909	—	41,485	—
Loss (gain) on divestiture	1,689	(3,455)	332	(3,455)
Total net operating expenses	57,983	92,240	208,090	328,234

Operating loss	(33,794)	(34,913)	(178,087)	(96,880)

Interest income	462	2,143	1,810	6,250
Interest expense	(24)	(446)	(544)	(9,974)
Other income (expense), net	(1,556)	(14,943)	(3,341)	38,107

Loss before income taxes	(34,912)	(48,159)	(180,162)	(62,497)
Income tax benefit (expense)	317	(7,791)	(6,166)	(7,396)
Net loss	(34,595)	(55,950)	(186,328)	(69,893)
Net loss attributable to noncontolling interests	15	6	32	526
Net loss attributable to UTStarcom, Inc.	$(34,580)	$(55,944)	$(186,296)	$(69,367)

Net loss per share attributable to UTStarcom, Inc.- Basic and Diluted	$(0.27)	$(0.45)	$(1.47)	$(0.56)

Weighted average shares used in per-share calculation - Basic and Diluted	127,875	123,884	126,930	123,036

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(186,328)	$(69,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,177	30,603
Loss (gain) on divestiture, sale of investments and liquidation of ownership interest in a variable interest entity	332	(51,830)
Other-than-temporary impairment of equity investment	5,517	4,308
Stock-based compensation expense	9,434	13,930
(Recovery of) provision for doubtful accounts	(3,659)	220
Deferred income taxes	2,341	(7,921)
Other	(634)	(27)
Changes in operating assets and liabilities:
Accounts receivable	108,947	60,894
Inventories and deferred costs	40,512	(13,046)
Other assets	62,380	(5,729)
Accounts payable	(132,005)	80,316
Income taxes payable	2,200	8,476
Customer advances	41,116	(34,219)
Deferred revenue	(33,775)	(5,088)
Other liabilities	(15,757)	(42,866)
Net cash used in operating activities	(89,202)	(31,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,651)	(12,671)
Proceeds from the disposition of (purchase of) an investment interest	1,600	(3,841)
Proceeds from repayment of loan by a variable interest entity	—	7,728
Net proceeds from divestitures	11,508	207,097
Change in restricted cash	1,895	(10,380)
Purchase of short-term investments	(6,514)	(9,778)
Proceeds from sale of short-term investments	7,625	67,284
Other	437	245
Net cash provided by investing activities	14,900	245,684

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net of expenses	367	1,150
Proceeds from borrowings	—	50,000
Payments on borrowings	—	(375,317)
Other	(755)	(9,057)
Net cash used in financing activities	(388)	(333,224)
Effect of exchange rate changes on cash and cash equivalents	2,199	10,932
Net decrease in cash and cash equivalents	(72,491)	(108,480)
Cash and cash equivalents at beginning of period	309,603	437,449
Cash and cash equivalents at end of period	$237,112	$328,969

Supplemental disclosure of cash flow information:
Non-cash operating activity:
Accounts receivable transferred to notes receivable	$2,467	$18,487

See accompanying notes to the condensed consolidated financial statements.

UTSTARCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND LIQUIDITY

The accompanying unaudited condensed consolidated financial statements include the accounts of UTStarcom, Inc. (“Company”) and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the preparation of the condensed consolidated financial statements. The noncontrolling interests in consolidated subsidiaries are shown separately in the condensed consolidated financial statements. Certain reclassifications have been made to prior period amounts to conform to current period presentation.  Such reclassifications have no effect on net income as previously reported. The Company has evaluated subsequent events through November 9, 2009, which is the date the financial statements were issued.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair statement of the Company’s financial condition, the results of its operations and its cash flows for the periods indicated. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.

The accompanying condensed consolidated financial statements are presented on the basis that the Company is a going concern. The going concern assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the nine months ended September 30, 2009, the Company recorded a net loss of $186.3 million. The Company recorded operating losses in 18 of the 19 consecutive quarters in the period ended September 30, 2009. At September 30, 2009, the Company had an accumulated deficit of $1,027.8 million. The Company incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. Cash used in operations was $89.2 million during the nine months ended September 30, 2009.  At September 30, 2009, the Company had cash and cash equivalents of $237.1 million in the aggregate to meet the Company’s liquidity requirements of which $91.3 million was held by its subsidiaries in China. China imposes currency exchange controls on certain transfers of funds from/to China.  Going forward, the amount of cash available for transfer from the China subsidiaries for use by the Company’s non-China subsidiaries is limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated limitations including currency exchange controls on certain transfers of funds outside of China. Management expects the Company to continue to incur losses and negative cash flows from operations over at least the remainder of 2009.

The Company’s only committed source for borrowings is a credit facility in China. Each borrowing under this facility is subject to the bank’s then current favorable opinion of the credit worthiness of the Company’s China subsidiaries, the bank having funds available for lending, and other Chinese banking regulations and practices. As a result, management cannot be certain that borrowings under this facility will be adequate, if available at all, to meet the Company’s liquidity requirements. During the third quarter of 2009, a $263.5 million credit facility expired and was not renewed. The remaining approximately $58.6 million credit facility expires in the fourth quarter of 2009. Management is not certain that new credit facilities will be available on commercially reasonable terms or at all. Even if these facilities are renewed, based on the Company’s recent financial performance, the total available credit may be reduced. Accordingly, management is not certain that borrowings under the Company’s credit facility in China will be adequate to meet the Company’s financing requirements.

In 2009 and 2008, the Company took a number of actions to improve its liquidity, including divesting the Company’s non-core businesses. In December 2008, management announced initiatives including efforts to eliminate functional duplications by consolidation of a number of functions into the Company’s China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing research and development spending with a focus on selected products. The Company’s  year-to-year quarterly selling, general and administrative and research and development operating expenses decreased significantly in the first nine months of 2009 compared with the comparable period of 2008 and management believes the continuing efforts to stream-line operations will enable the Company’s fixed cost base to be better aligned with operations, market demand and projected sales levels. If projected sales do not materialize, the Company will need to take further actions to reduce costs and expenses or explore other cost reduction options.

Management believes that if the Company is able to achieve projected cash collections from customers and contain expenses and cash used in operations, both the Company’s China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If the Company is not able to execute its plan successfully, the Company may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to the Company or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of the Company’s common stock and newly issued debt could contain debt covenants that impose restrictions on the Company’s operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to the Company’s current shareholders.

Global economies have experienced a significant downturn driven by a financial and credit crisis that will continue to challenge such economies for some period of time. Under the current macroeconomic environment, there are significant risks and uncertainties inherent in management’s ability to forecast future results. The operating environment confronting the Company, both internally and externally, raises significant uncertainties. While improvements in the Company’s operating results, cash flows and liquidity are anticipated as management’s initiatives to control and reduce costs while maintaining and growing the Company’s revenue base are fully implemented, the Company’s recurring losses and expected negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts and classification of liabilities or any other adjustments that may be necessary if the entity is unable to continue as a going concern.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

During the first nine months of fiscal year 2009, the Company adopted the following accounting standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “Codification”), the authoritative guidance for GAAP. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. The Codification is now the single official source of authoritative U.S. GAAP (other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (“EITF”), and related literature. Only one level of authoritative U.S. GAAP now exists. All other literature is considered non-authoritative. The Codification does not change U.S. GAAP. We adopted the Codification during the third quarter of 2009. The adoption of the Codification did not have any substantive impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance for subsequent events, which establishes the accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Effective April 1, 2009, the Company adopted the guidance. The adoption did not have a material impact on the Company’s consolidated financial statements.  See Note 1 for the additional disclosures required by this guidance.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued authoritative guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance will be effective as of the beginning of the annual reporting period commencing after November 15, 2009 and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of the guidance on its consolidated results of operations and financial condition.

In September 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company is currently assessing the potential impact, if any, of the guidance on its consolidated financial statements.

In September 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for the Company beginning in the first quarter of fiscal year 2011, however early adoption is permitted. The Company is currently assessing the potential impact, if any, of the guidance on its consolidated financial statements.

NOTE 3—DIVESTITURES

Korea operations

On July 31, 2009, the Company completed a sale of its Korea operations to an entity founded by a former employee and received total consideration of approximately $2.0 million. In connection with this transaction, the Company recorded a net loss of $1.7 million during the third quarter of 2009.  Included in this amount was $2.6 million of foreign currency losses previously carried in accumulated other comprehensive income that were realized upon completion of sale and liquidation of the subsidiary. The Company determined that the divestiture of Korea operations did not meet the criteria for presentation as a discontinued operation due to the continuing direct cash flows of the remaining Handset segment operations.

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

Prior to June 30, 2008, PCD was a reportable segment of the Company. Concurrent with the closing of the divestiture transaction, the Company entered into a three-year supply agreement with PCD LLC whereby the Company indicated its intent to supply handset products to PCD LLC. In connection with the wind-down of our Korea operations, in December 2008, we furnished PCD LLC with 180-day’s notice of termination of the supply agreement. Due to the continuing direct cash flows pursuant to the supply agreement beyond the one-year assessment period starting from the date of sale, the sale of the PCD assets did not meet the criteria for presentation as a discontinued operation.

On June 30, 2009, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with PCD LLC. Under the Settlement Agreement, the Company waived its right to any earnout payments and granted a call option to PCD LLC for the Company’s $1.6 million investment in the equity securities of PCD LLC. The Company also agreed to pay PCD LLC a total of $11.1 million which was recorded as warranty costs of approximately $8.4 million (see Note 8) and a reduction of revenue of approximately $2.7 million. In the third quarter of 2009, PCD LLC elected to exercise the call option to repurchase all 2,199,214 Class A Units owned by the Company.  The Company received cash of $1.6 million in September 2009 and transferred all equity holdings in Class A Units to PCD LLC. No gain or loss was recorded on this transfer as the carrying value of the equity holdings was equal to the proceeds received. In addition to the $11.1 million claim settlement, in the second quarter of 2009, the Company recorded an additional $17.6 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves related to transactions with PCD LLC. The Company recorded these transactions in the second quarter of 2009, resulting in a decrease in revenue of approximately $2.7 million and an increase in cost of net sales of $26.0 million.

Sale of Assets to Marvell Technology Group Ltd:

In February 2006, the Company sold substantially all of the assets and selected liabilities of its semiconductor design business division to Marvell Technology Group Ltd. (“Marvell”). In connection with the sale of assets, the Company entered into a supply agreement with Marvell to purchase chipsets for the Company’s handset products over the next five years. The value allocated to the supply agreement of $20.2 million has been amortized in proportion to the quantities of chipsets purchased under the supply agreement. During the first quarter of 2009, the Company revised its estimates of customer demand for certain handset products and determined that future chipset purchases from Marvell would be negligible. As a result, the Company fully amortized the remaining value of the supply agreement of $8.5 million in the first quarter of 2009. For the nine months ended September 30, 2009 and 2008, approximately $8.5 million and $5.1 million, respectively, have been amortized against cost of sales.

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

The following is a summary of the calculation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands except per share data)
Numerator:
Net loss attributable to UTStarcom, Inc.	$(34,580)	$(55,944)	$(186,296)	$(69,367)

Denominator:
Weighted-average shares outstanding	127,875	123,884	126,930	123,036

Net loss per share attributable to UTStarcom, Inc. - basic and diluted	$(0.27)	$(0.45)	$(1.47)	$(0.56)

For the three and nine months ended September 30, 2009 and 2008, no potential common shares were dilutive because of the net loss in each of these periods. The following table summarizes the total potential shares of common stock that were excluded from the diluted per share calculation:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Weighted average stock options and awards outstanding	11,353	23,091	13,201	24,608
Conversion of convertible subordinated notes	—	—	—	2,528
Other	—	1,751	145	1,007
	11,353	24,842	13,346	28,143

NOTE 5 - COMPREHENSIVE LOSS

Total comprehensive loss for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)

Net loss	$(34,595)	$(55,950)	$(186,328)	$(69,893)
Other Comprehensive income
Unrealized gain (loss) on investments, net of tax	714	(30)	714	(1,753)
Reclassification for realization of previously unrealized (gains) losses, net of tax	—	25	3,313	(36,899)
Reclassification for realization of previously unrealized foreign currency translation (gains) losses, net of tax	2,360	(1,540)	2,164	(2,918)
Foreign currency translation	1,641	4,544	(247)	16,815
Comprehensive loss	(29,880)	(52,951)	(180,384)	(94,648)

Comprehensive loss attributable to noncontrolling interests (1)	(15)	(6)	(32)	(526)
Comprehensive loss attributable to UTStarcom, Inc.	$(29,865)	$(52,945)	$(180,352)	$(94,122)

(1)          Comprehensive loss attributable to noncontrolling interests consisted primarily of net loss.

The changes in noncontrolling interests during the nine months ended September 30, 2009 were as follows:

Nine months ended September 30, 2009
(in thousands)
Balance at January 1, 2009	$808
Comprehensive loss attributable to noncontrolling interests	(32)
Balance at September 30, 2009	$776

NOTE 6 — BALANCE SHEET DETAILS

As of September 30, 2009 and December 31, 2008, total inventories consisted of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Inventories:
Raw materials	$8,955	$15,545
Work in process	12,424	33,524
Finished goods (1)	146,073	140,763
Total	$167,452	$189,832

(1) Includes finished goods at customer sites of approximately $140.6 million and $138.0 million at September 30, 2009 and December 31, 2008, respectively, for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer.

NOTE 7 - CASH, CASH EQUIVALENTS, INVESTMENTS AND FAIR VALUE MEASUREMENTS

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. There were no available-for-sale securities investments included in cash and cash equivalents at September 30, 2009 or December 31, 2008. Short-term investments at September 30, 2009, included bank notes of $3.1 million and an available-for-sale equity security, MRV of $1.4 million.  Short-term investments at December 31, 2008 included $4.3 million bank notes.  During the nine months ended September 30, 2008, the Company sold investments with a carrying value of $42.4 million and recognized gains of $39.7 million in other income, net.

At September 30, 2009 and December 31, 2008, MRV Communications (“MRV”) is the only available-for-sale security investment recorded at fair value (see additional discussion below), all other long-term investments are in privately-held companies and are accounted for under the cost method.  Any unrealized holding gains or losses are reported as a component of other comprehensive income, net of related income tax effects.  Realized gains and losses are reported in earnings. Accumulated other comprehensive income included approximately $0.7 million of unrealized holding gain at September 30, 2009 and  $3.3 million of unrealized holding loss at December 31, 2008 related to the Company’s investment in MRV.

The Company accepts bank notes receivable with maturity dates of between three and six months from its customers in China in the normal course of business.  The Company may discount these bank notes with banking institutions in China. During the three months ended September 30, 2009 and 2008, there were no bank notes sold.  During the nine months ended September 30, 2009 and 2008, the Company sold $9.9 million and $30.5 million of bank notes, respectively, and recorded costs of less than $0.1 million and $0.4 million, respectively, as a result of discounting the notes.

The following table shows the break-down of the Company’s equity securities classified as long-term investments at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
	(in thousands)
TET	$—	$4,800
Cortina	3,348	3,348
MRV	—	1,170
GCT SemiConductor, Inc.	3,000	3,000
Xalted Networks	1,583	3,302
PCD LLC	—	1,600
Other	471	471
Total equity securities	$8,402	$17,691

TET

In October 2008, the Company invested $4.8 million into Turnstone Environment Technologies LLC (“TET”), in exchange for approximately 22% of voting interest. The Company is not obligated to make further capital contributions. TET’s mission is to secure the exclusive licensing rights to technologically-proven environmentally friendly, renewable energy technologies for distribution to various emerging markets, with an initial focus on India. TET is considered as a variable interest entity where the Company is the primary beneficiary and does not hold a majority voting interest. The assets, liabilities and operating results of TET were determined to be immaterial as of December 31, 2008 and, therefore, were not consolidated.  As of and for the three and nine months ended September 30, 2009, the financial statements of TET were included in the consolidated balance sheet and the statement of operations of the Company (see Note 17).

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

During the second quarter of 2009, the trading of MRV common stock on the NASDAQ Global Market was suspended as a result of MRV’s failure to file its delinquent periodic reports with the SEC after numerous extensions granted by the staff of the Nasdaq Stock Market, Inc.  As a result of the delisting from the NASDAQ Global Market, management re-evaluated the carrying value of this investment, including reviewing MRV’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, and competition. Based on this review and consideration of the duration and extent of the decline in MRV fair value, the Company determined that the decline in MRV fair value was other-than-temporary and recorded a $3.8 million impairment charge for this investment in other income (expense), net in the second quarter of 2009. At both September 30, 2009 and December 31, 2008, MRV is the only investment accounted for under the authoritative guidance of FASB ASC 320, Investments-Debt and Equity Securities.  Prior to the third quarter of 2009, the Company classified MRV as a long-term investment.  During the third quarter of 2009, the Company made the determination that the investment in MRV will be available for current sale to provide funds, as needed, for use in current operations.  Therefore, as of September 30 2009, the Company classified MRV as a short-term investment.

Xalted Networks

In May 2005 and August 2005, the Company invested $2.0 million and $1.0 million, respectively, in Xalted Networks (“Xalted”). In March 2006, the Company invested an additional $0.3 million in Xalted. Xalted is a development stage company providing telecommunication operator customers with a comprehensive set of network systems, software solutions and service offerings. The Company had 9% ownership interest at December 31, 2008, on a fully diluted basis, in Xalted and accounts for the investment using the cost method.  During the third quarter of 2009, management re-evaluated the carrying value of this investment, including reviewing Xalted’s cash position, recent financing activities, financing needs, earnings/revenue outlook, operational performance, and competition. Based on this review, the Company determined that the decline in Xalted’s fair value was other-than-temporary and recorded a $1.7 million impairment charge for this investment in other income (expense) in the third quarter of 2009.

PCD

In connection with the divestiture of PCD, the Company invested $1.6 million in equity units representing approximately a 2.6% ownership interest of PCD LLC.  Under the Settlement Agreement dated June 30, 2009, the Company granted PCD LLC an option to repurchase the Company’s current equity position in PCD LLC within 90 days of the date of the Settlement Agreement at its original investment cost of $1.6 million. In the third quarter of 2009, PCD LLC elected to exercise the call option to repurchase all 2,199,214 Class A Units owned by the Company.  The Company received cash of $1.6 million in September 2009 and transferred all its equity holdings in Class A Units to PCD LLC.  No gain or loss was recorded on this transfer as the carrying value of the equity holdings was equal to the proceeds received.

Fair Value Measurements

FASB ASC 820, “Fair Value Measurements and Disclosures”, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820-10-35 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets at fair value, including its marketable securities.

At September 30, 2009, the Company’s investment in MRV, which is currently listed in an over-the-counter exchange, is recorded at fair value, classified within Level 1 of the fair value hierarchy and its money market funds are recorded at cost which approximates fair value, classified within Level 1 of the fair value hierarchy.  The Company has no other financial assets or liabilities that are being measured at fair value at September 30, 2009.

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

The following table summarizes the activity related to warranty obligations during the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Balance at beginning of period	$33,824	$35,580	$29,840	$52,734
Warranty accruals, net of expirations	(1,124)	4,234	9,709	15,821
Settlements made during the period	(10,057)	(5,060)	(16,906)	(23,677)
Warranty obligations related to PCD reclassified to liabilities held for sale	—	—	—	(10,124)
Balance at end of period	$22,643	$34,754	$22,643	$34,754

During the second quarter of 2009, the Company recorded a special warranty charge related to certain handsets sold to PCD LLC.  Under the Settlement Agreement with PCD LLC (see Note 3), the Company agreed to pay PCD LLC $8.4 million to settle certain PCD LLC customers’ warranty claims arising from the handsets sold to PCD LLC.  The $8.4 million claim settlement was paid in the third quarter of 2009 and is included in settlements made during the period for the three and nine months ended September 30, 2009 in the table above.

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

NOTE 9 - RESTRUCTURING COSTS AND OTHER INITIATIVES

Restructuring Costs

For the three and nine months ended September 30, 2009, the Company recorded restructuring charges of $8.9 million and $41.5 million, respectively.  No restructuring charges were recorded in the comparable periods in 2008. The Company expects to incur additional restructuring charges over the next twelve months as it continues to execute the 2009 and 2008 Restructuring Plans.  The following describes the Company’s restructuring initiatives.

2009 Restructuring Plan

On June 9, 2009, the Board of Directors of the Company approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce the Company’s operating costs.  The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of the Company’s headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations.   During the three and nine months ended September 30, 2009, the Company recorded restructuring costs of approximately $9.2 million and $35.1 million, respectively, related to the 2009 Restructuring Plan.  Restructuring costs for the nine months ended September 30, 2009 included $33.6 million for severance and benefits related to approximately 2,070 employees and $1.5 million related primarily to the estimated loss on a lease obligation which expires in 2013.

2008 Restructuring Plan

During fiscal 2008, the Company implemented a restructuring plan (the “2008 Restructuring Plan”) and recorded $13.1 million in restructuring charges primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which the Company is in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States.  The charges for the nine months ended September 30, 2009 consist primarily of severance and benefits related to the transition of certain key functions, including finance, to China and the divestiture of the Company’s Korea operations and lease costs related to a lease obligation which expires in fiscal year 2010.

2007 Restructuring Plan

At September 30, 2009 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.5 million was related to a lease obligation which expires in fiscal year 2010.

The activity in the accrued restructuring balances related to the plans described above was as follows for the nine months ended September 30, 2009:

	Balance at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at September 30, 2009
	(in thousands)

2009 Restructuring Plan
Workforce Reduction	$—	$33,620	$(13,542)	$(1,569)	$18,509
Lease Costs	—	1,516	(215)	—	1,301
Other Costs	—	7	(7)	—	—
Total 2009 Restructuring Plan	—	35,143	(13,764)	(1,569)	19,810

2008 Restructuring Plan
Workforce Reduction	7,976	5,189	(9,278)	(880)	3,007
Lease Costs	249	1,075	(703)	—	621
Other Costs	498	(126)	(314)	—	58
Total 2008 Restructuring Plan	8,723	6,138	(10,295)	(880)	3,686

2007 Restructuring Plan - Lease Costs	788	204	(504)	—	488

Total	$9,511	$41,485	$(24,563)	$(2,449)	$23,984

The following table shows the total amount of costs incurred by segment in connection with the restructuring plans:

	Three months ended September 30,	Nine months ended September 30,
	2009	2009
	(in thousands)
Multimedia Communications	$15	$5,482
Broadband Infrastructure	(777)	2,503
Handsets	1,314	3,079
Services	2,456	5,919
Total restructuring costs by segment	3,008	16,983
General and Corporate	5,901	24,502
Total restructuring costs	$8,909	$41,485

The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in the next two quarters, with lesser amounts expected to be paid in the remainder of 2010.  The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term.

Other Initiatives

In June 2009, the Company announced its intention to consider a potential sale of its manufacturing, research and development, and administrative offices facility in Hangzhou, China. Accordingly, management performed a recoverability assessment of this asset at June 30, 2009 using the income capitalization approach to estimate fair value.  During the third quarter of 2009, the Company contracted with a commercial real estate agent to assist in evaluating a potential sale of the facility. Furthermore, in October 2009, the Company initiated actions to consolidate the Company’s use of the facility to reduce its operating costs that revised its projected occupancy needs. In light of these developments in the third quarter of 2009 the Company performed a recoverability assessment of the facility as of September 30, 2009.  The carrying value of the Hangzhou facility as of September 30, 2009 is $160.5 million. Management initially considered whether using comparable market transaction activity (market comparison approach) to estimate fair value of the facility would be both feasible and sufficiently objective in the circumstances but concluded the secondary market for similar industrial properties from which to derive sales data was not sufficiently robust to place primary reliance on this valuation approach. Therefore, management used the income capitalization approach to estimate fair value. The income capitalization approach involves estimating a current market rental for the facility through an analysis of rents of similar facilities, either in the locality or in comparable districts, and then using an applicable capitalization rate to estimate fair value. This resulted in determining that the estimated fair value approximates the carrying value of the Hangzhou facility. No impairment charge was recorded in the third quarter of 2009. The income capitalization approach is subjective in nature and involves various assumptions about the capitalization rate and relevant market rents. Any significant change in the assumptions may result in an impairment charge. While the determination of estimated fair value was based on a generally accepted valuation method, China commercial real estate market historically experienced market fluctuations. Also, future additional relevant information may become available from market participants specific to the area the property is located.  If there is a material change in the conditions or circumstances influencing the fair value, the Company may be required to recognize an impairment charge which may have a significant impact on its results of operations and financial position.

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

On June 2, 2006, the Company and the individual defendants filed a motion to dismiss the Second Amended Complaint. On March 21, 2007, the Court granted defendants’ motion and dismissed plaintiffs’ Second Amended Complaint. The Court granted plaintiffs leave to file a Third Amended Complaint, which plaintiffs filed on May 25, 2007. On July 13, 2007, the Company and the individual defendants filed a motion to dismiss and a motion to strike the Third Amended Complaint. On March 14, 2008, the Court granted defendants’ motion and dismissed plaintiffs’ Third Amended Complaint. The Court granted plaintiffs leave to file a Fourth Amended Complaint, which plaintiffs filed on May 14, 2008. On June 13, 2008, consistent with the Court’s March 14, 2008 dismissal order, the Company and the individual defendants filed objections to the form and content of the Fourth Amended Complaint. On July 24, 2008, the Court overruled the objections. On September 8, 2008, the Company and the individual defendants filed a motion to dismiss and a motion to strike certain allegations from the Fourth Amended Complaint. On March 27, 2009, the Court denied defendants’ motion to dismiss and granted defendants’ motion to strike. Discovery and motion practice are ongoing in this litigation.  No trial date has been set.

Due to the status of this lawsuit and uncertainties related to litigation, management is unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, management is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.

On September 4, 2007, a second shareholder class action complaint captioned Peter Rudolph v. UTStarcom, et al., Case No. C-07-4578 SI, was filed in the United States District Court for the Northern District of California against the Company and some of its current and former directors and officers. The complaint alleges violations of the Securities Exchange Act of 1934 through undisclosed improper accounting practices concerning the Company’s historical equity award grants. Plaintiff seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock between July 24, 2002 and September 4, 2007. On December 14, 2007, the Court appointed James R. Bartholomew lead plaintiff. On January 25, 2008, the lead plaintiff filed an amended complaint, which changed the purported class period to between September 4, 2002 and July 24, 2007. On April 14, 2008, the Court granted defendants’ motion to dismiss the amended complaint. The Court granted the lead plaintiff leave to file a second amended complaint no later than May 16, 2008 which was filed by the lead plaintiff on May 16, 2008. On June 6, 2008, defendants filed a motion to dismiss the second amended complaint. On August 21, 2008, the Court granted in part and denied in part the motion to dismiss. The parties have reached a settlement in the case.  On September 25, 2009, the Court  approved the settlement and entered final judgment.   Under the settlement, the insurers pay the full amount of the settlement share allocated to the Company, and the

Company bears no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, receive complete dismissals from the case under the settlement. One or more class members may elect to appeal the Court’s decision.  Accordingly, management of the Company is unable at this time to estimate the effects of this lawsuit on the Company’s financial position, results of operations, or cash flows.  If the settlement is successfully appealed and litigation against the Company continues, the Company believes it has meritorious defenses and intends to defend the action vigorously.

Governmental Investigations

In December 2005, the U.S. Embassy in Mongolia informed the Company that it had forwarded to the Department of Justice (the “DOJ”) allegations that an agent of the Company’s Mongolia joint venture had offered payments to a Mongolian government official in possible violation of the Foreign Corrupt Practices Act (the “FCPA”). The Company, through its Audit Committee, authorized an independent investigation into possible violations of the FCPA, and it has been in contact with the DOJ and U.S. Securities and Exchange Commission (the “SEC”) regarding the investigation. The investigation has identified possible FCPA violations in Mongolia, Southeast Asia, India, and China, as well as possible violations of U.S. immigration laws. The DOJ has requested that the Company voluntarily produce documents related to the investigation, the SEC has subpoenaed the Company for documents, and the Company has received a Grand Jury Subpoena requiring the production of documents related to one aspect of the DOJ investigation, that is, training programs the Company had sponsored. The SEC has indicated it regards travel arrangements provided to customers in China in connection with certain systems contracts, and other conduct, as violations. The Company has executed tolling agreements extending the statute of limitations for the FCPA issues under investigation by the DOJ. Such proceedings may result in criminal or civil sanctions, penalties and disgorgements against the Company. If it is probable that an obligation of the Company exists and will result in an outflow of resources, a provision will be recorded if the amount can be reasonably estimated. Regulatory and legal proceedings as well as government investigations often involve complex legal issues and are subject to substantial uncertainties. Accordingly, management exercises considerable judgment in determining whether it is probable that such a proceeding will result in outflow of resources and whether the amount of the obligation can be reasonably estimated. The Company periodically reviews the status of these proceedings and these judgments are subject to change as new information becomes available. At this time, the Company cannot predict when any inquiry will be completed or what the outcome of any inquiry will be. A judgment against the Company may have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Shareholder Derivative Litigation

On November 17, 2006, a shareholder derivative complaint captioned Ernesto Espinoza v. Ying Wu et al., Case No. RG06298775, was filed against certain of the Company’s current and former officers and directors in the Superior Court of the County of Alameda, California. The complaint alleges that the individual defendants, among other things, breached their duties, were unjustly enriched, and violated the California Corporations Code in connection with the timing of stock option grants. The complaint names the Company as a nominal defendant and seeks unspecified monetary damages against the individual defendants and various forms of injunctive relief. On February 2, 2007, the Company and the individual defendants filed demurrers against the complaint. On April 11, 2007, the Court sustained the individual defendants’ demurrer, overruled the Company’s demurrer, ordered the plaintiff to file an amended complaint, and ordered the Company to answer the original complaint. The plaintiff filed an amended complaint and the Company has filed an answer to the amended complaint. On August 21, 2007, the individual defendants filed demurrers against the amended complaint. The Court sustained the individual defendants’ demurrers and ordered the plaintiff to file a second amended complaint. On September 26, 2008, plaintiff filed his second amended complaint. On November 21, 2008, the Company and the individual defendants filed demurrers against the second amended complaint. On February 27, 2009, the Court sustained the Company’s demurrer and ordered the plaintiff to file a third amended complaint. On March 20, 2009, plaintiff filed his third amended complaint. On May 5, 2009, the Company and the individual defendants filed demurrers against the third amended complaint. On August 11, 2009, the Court sustained the Company’s demurrer without leave to amend. On October 13, 2009, plaintiffs filed a notice of appeal.

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

The parties have reached a global settlement of the litigation.  On October 5, 2009, the Court entered an Opinion and Order granting final approval of the settlement. Under the settlement the insurers will pay the full amount of the settlement share allocated to the Company, and the Company will bear no financial liability.  The Company, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case.  A group of objectors has filed a petition requesting permission to appeal the Court’s October 5, 2009 order certifying the settlement class. If for any reason the settlement does not become effective, we believe we have meritorious defenses to the claims.

UTStarcom, Inc. v. Starent Patent Infringement Litigations

On February 16, 2005, the Company filed a suit against Starent for patent infringement in the U.S. District Court for the Northern District of California. In the Complaint, the Company asserts that Starent infringes UTStarcom patent U.S. Reg. No. 6,829,473 through Starent’s development and testing of a software upgrade for its customer’s installed ST-16 Intelligent Mobile Gateways. The Company seeks, inter alia, declaratory and injunctive relief. Starent filed its answer and counterclaims, on May 31, 2005, denying the Company’s allegations and seeking a declaration that the patent-in-suit is not infringed, is invalid, and is unenforceable.  On June 16, 2005, the Company filed a motion to strike Starent’s affirmative defense and dismiss Starent’s counterclaim alleging inequitable conduct. On July 19, 2005, the parties stipulated that Starent would file an amended answer and counterclaim by July 27, 2005 and that the Company would withdraw its motion to strike.  The Company withdrew its motion to strike and on July 27, 2005, Starent filed its amended answer and counterclaim.  On August 10, 2005, the Company responded to Starent’s amended counterclaim. In early December 2006, the Company filed a reissue application for the ‘473 patent with the United States Patent and Trademark Office. Starent has also filed for reexamination of the ‘473 patent. The reexamination and reissue were then consolidated.  Both UTStarcom and Starent have responded to the first Office Action mailed on December 22, 2008 by the Patent and Trademark Office in the consolidated proceedings.

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

Starent filed motions for summary judgment of non-infringement of U.S. Patent 7,173,905, U.S. Patent 6,684,256, and U.S. Patent 6,765,900. Starent also filed a motion for partial summary judgment concerning the Company’s trade secret claim.  Starent filed a motion for summary judgment of invalidity of claim 6 of U.S. Patent 6,963,582.  On September 16, 2009, the Special Master recommended to the District Court that Starent’s motion for summary judgment of non-infringement of U.S. Patent 7,173,905 be granted.  On September 30, 2009, the Court adopted the Special Master’s recommendations and granted Starent’s motion for summary judgment of non-infringement of U.S. Patent 7,173,905.

On October 14, 2009, the parties executed a settlement agreement, pursuant to which Starent paid the Company a one time sum of $3.5 million in exchange for a perpetual royalty free license to the Company’s patents, and the Company and Starent will dismiss with prejudice all claims, counterclaims and defenses asserted in these actions.

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

Letters of credit

The Company issues standby letters of credit primarily to support international sales activities outside of China and in support of purchase commitments.  When the Company submits a bid for a sale, often the potential customer will require that the Company issue a bid bond or a standby letter of credit to demonstrate its commitment through the bid process.  In addition, the Company may be required to issue standby letters of credit as guarantees for advance customer payments upon contract signing or performance guarantees.  The standby letters of credit usually expire without being drawn by the beneficiary thereof.  Finally, the Company may issue commercial letters of credit in support of purchase commitments.  As of September 30, 2009 the Company had outstanding letters of credit approximating $32.9 million. At September 30, 2009 the Company had short-term restricted cash of $24.4 million, and had long-term restricted cash of $9.1 million included in other long-term assets. These amounts primarily collateralize the Company’s issuances of standby and commercial letters of credit.

NOTE 11 — STOCK INCENTIVE PLANS

During the nine months ended September 30, 2009, the Company granted equity awards including restricted stock, restricted stock units and stock options. Such awards generally vest over a period of one to four years from the date of grant.  Restricted stock has the voting rights of common stock and the shares underlying restricted stock are issued and outstanding.

In February 2008, the Compensation Committee granted 1,073,333 performance-based awards to certain senior executive officers.  During the third quarter of 2008, 233,333 of these contingently issuable shares were forfeited as a result of employee terminations.  On October 6, 2008, the performance requirements with respect to 60,000 of these contingently issuable shares were eliminated; these restricted stock units have a fair value of $2.69 per share, which equals the closing price of the Company’s common stock on the NASDAQ Global Select Market on the measurement date of October 6, 2008. On February 18, 2009, the Committee determined, based on the Company’s and each executive officer’s level of performance during the Company’s 2008 fiscal year, that an additional 367,500 shares underlying the previously granted performance-based restricted stock units had been earned, each of these performance-based restricted stock units has a fair value of $1.27 per share, which equals the closing price of the Company’s common stock on the NASDAQ Global Select Market on the measurement date of February 18, 2009.  These restricted stock units vested 50% on February 27, 2009 and will vest 50% on February 26, 2010.

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

During the second quarter of 2009, an adjustment was made to increase the estimated forfeiture rate for equity awards of employees that are being included in the 2009 Restructuring Plan as the awards are not expected to ultimately vest.  The resulting net effect of the forfeiture rate adjustment was a decrease to the Company’s stock-based compensation expense for the nine months ended September 30, 2009 by approximately $0.4 million.

Certain executives of the Company have employment contracts which provide for acceleration of all unvested equity awards in the event that the employee is terminated without cause.  During the second and third quarters of 2009, several executives were involuntarily terminated as part of the 2008 and 2009 Restructuring Plans. For the three and nine months ended September 30, 2009, approximately $1.2 million and $1.9 million, respectively, of unrecognized compensation costs related to the acceleration was recognized upon termination within restructuring.

The total stock-based compensation expense recognized in the condensed consolidated statements of operations was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Cost of net sales	$101	$182	$592	$776
Selling, general and administrative	1,516	3,154	5,572	11,180
Research and development	237	750	1,321	1,974
Restructuring	1,153	—	1,949	—
Total	$3,007	$4,086	$9,434	$13,930

Option activity as of September 30, 2009 and changes during the nine months ended September 30, 2009 were as follows:

	Number of shares outstanding	Weighted average exercise price
	(in thousands)
Options outstanding, December 31, 2008	8,767	$9.63
Options granted	448	$1.86
Options exercised	(6)	$0.20
Options forfeited or expired	(3,028)	$10.01
Options outstanding, September 30, 2009	6,181	$8.89

Nonvested restricted stock and restricted stock units as of September 30, 2009, and changes during the nine months ended September 30, 2009, were as follows:

	Shares	Weighted average grant date fair value
	(in thousands)
Nonvested at December 31, 2008	6,712	$2.96
Granted	1,537	$1.13
Vested	(3,085)	$2.82
Forfeited	(1,069)	$2.81
Total nonvested at September 30, 2009	4,095	$2.41

At September 30, 2009, there was approximately $10.4 million of total unrecognized compensation cost, related to non-vested stock options, restricted stock and restricted stock units, as measured, which the Company expects to recognize over a weighted-average period of 1.6 years. For additional information regarding the Company’s stock-based compensation plans, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 12 - INCOME TAXES

As of December 31, 2008, the Company had gross unrecognized tax benefits of $92.8 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $82.1million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and increase the Company’s net income is approximately $10.7 million.

As of September 30, 2009, the Company had gross unrecognized tax benefits of approximately $72.6 million and had certain deferred tax assets and the federal tax benefit of state income tax items totaling $58.4 million. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease the Company’s net loss is approximately $14.2 million. The Company has reduced its total unrecognized tax benefits by approximately $26.5 million during the first quarter of 2009 due to statute of limitations expirations and settlements of income tax audits. The portion of this $26.5 million reduction of gross unrecognized tax benefits that decreased the provision for income taxes and decreased the Company’s net loss during the quarter was approximately $1.4 million. The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations.

The Company recognizes interest expense and penalties related to the above unrecognized tax benefits within income tax expense. The Company had accrued interest and penalties of approximately $3.9 million as of December 31, 2008 and approximately $3.1 million as of September 30, 2009. The Company has reduced its interest expense and penalties recorded within income tax expense by approximately $1.4 million during the first quarter of 2009 due to statute of limitations expirations and settlements of income tax audits.

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

FASB ASC 740-10 establishes criteria for recognizing or continuing to recognize only more-likely-than-not tax positions, which may result in income tax expense volatility in future periods. While the Company believes that it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

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

Income tax benefit was $0.3 million for the three months ended September 30, 2009 compared to tax expense of $7.8 million for the three months ended September 30, 2008. Income tax expense was $6.2 million for the nine months ended September 30, 2009 compared to tax expense of $7.4 million for the nine months ended September 30, 2008.

During the second quarter of 2009, the Company made an assessment of the realizability of its deferred tax assets in Korea, which are included in the Handsets segment, and believes that it will not generate sufficient income to realize its deferred tax assets in Korea.  Therefore, it established a valuation allowance on its remaining net deferred tax assets in Korea.  The income tax expense associated with establishing the valuation allowance is $1.4 million. Income tax expense for the nine months ended September 30, 2009 also included a first quarter tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements.

In the third quarter of 2008, due to the sale of PCD, the Company believed that it would not generate sufficient income in Canada to realize its deferred tax assets in Canada. Therefore, the Company established a valuation allowance on its net deferred tax assets in Canada. The income tax expense associated with establishing the valuation allowance was $1.8 million and was recorded in the third quarter of 2008.

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

NOTE 13 - OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three and nine months ended September 30, 2009 and 2008, respectively were comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Gain on sale of investments	$—	$—	$—	$39,679
Gain on liquidation of investment in a variable interest entity (see Note 17)	—	—	—	8,169
Other-than-temporary impairment of equity investment	(1,719)	(4,308)	(5,517)	(4,308)
Foreign exchange gains (losses)	(11)	(10,577)	1,734	(6,427)
Other	174	(58)	442	994
Total	$(1,556)	$(14,943)	$(3,341)	$38,107

NOTE 14 - SEGMENT REPORTING

To align the business units with its corporate strategy to focus on core businesses, on July 1, 2008 the Company sold PCD to PCD LLC (see Note 3). Prior to July 1, 2008, PCD sold and supported handsets other than Personal Access Solution and Personal Handyphone System (collectively “PAS”) handsets, mainly in the United States. Included in the Other segment are Mobile Solutions Business Unit (“MSBU”) and Custom Solutions Business Unit (“CSBU”).  On July 31, 2008, the Company sold MSBU which was responsible for the development, sales and service of the Company’s wireless IPCDMA/IPGSM product line. In the first quarter of 2009, the Company completed the wind-down of CSBU and the consolidation of voice messaging technology into its Multimedia Communications segment. CSBU historically had been responsible for the development, sales and service of other non-core products. The consolidation of voice messaging technology into the Multimedia Communications segment did not have a significant impact on segment net sales or gross profit. As a result of these changes the Company revised its internal reporting structure, operating segments and reporting segments.

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

Summarized below are the Company’s segment net sales, gross (loss) profit and segment margin for the three and nine months ended September 30, 2009 and 2008 based on the current reporting segment structure:

	Three months ended September 30,				Nine months ended September 30,
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2008	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$22,214	32%	$57,787	32%	$95,215	35%	$199,251	14%
Broadband Infrastructure	16,092	23%	31,112	17%	45,094	17%	92,591	7%
Handsets	15,614	22%	71,906	40%	84,858	31%	165,390	12%
Services	16,584	23%	14,197	8%	44,840	17%	41,172	3%
PCD	—	—	—	—	—	—	879,588	63%
Other	—	—	5,605	3%	—	—	21,360	1%
	$70,504	100%	$180,607	100%	$270,007	100%	$1,399,352	100%

	Three months ended September 30,				Nine months ended September 30,
		Gross		Gross		Gross		Gross
	2009	Profit %	2008	Profit %	2009	Profit %	2008	Profit %
	(in thousands)
Gross (loss) profit by Segment
Multimedia Communications	$10,122	46%	$30,846	53%	$32,752	34%	$92,820	47%
Broadband Infrastructure	3,482	22%	3,032	10%	5,716	13%	6,922	7%
Handsets	3,322	21%	14,965	21%	(24,597)	(29)%	37,961	23%
Services	7,263	44%	4,720	33%	16,132	36%	11,832	29%
PCD	—	—	—	—	—	—	69,005	8%
Other	—	—	3,764	67%	—	—	12,814	60%
	$24,189	34%	$57,327	32%	$30,003	11%	$231,354	17%

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Segment Margin (Loss) and Operating Loss
Multimedia Communications	$582	$16,585	$780	$49,042
Broadband Infrastructure	(267)	(3,222)	(6,952)	(12,162)
Handsets	470	1,978	(37,996)	(3,444)
Services	6,997	3,623	15,324	8,417
PCD	—	—	—	53,576
Other	—	(1,627)	—	(11,970)
Total segment margin (loss)	7,782	17,337	(28,844)	83,459
General and Corporate	(41,576)	(52,250)	(149,243)	(180,339)
Operating Loss	$(33,794)	$(34,913)	$(178,087)	$(96,880)

Assets by segment are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
Total assets
Multimedia Communications	$427,284	$602,207
Broadband Infrastructure	378,947	337,571
Handsets	88,770	288,050
Services	109,077	75,633
Other	—	7,345
	$1,004,078	$1,310,806

Sales are attributed to a geographical area based upon the location of the customer. Sales data by geographical area are as follows:

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
	2009	sales	2008	sales	2009	sales	2008	sales
	(in thousands)
Net Sales by region
United States	$10,664	15%	$43,127	24%	$53,654	20%	$907,770	65%
China	30,959	44%	97,605	54%	134,708	50%	325,479	23%
India	14,399	20%	8,002	4%	33,519	12%	20,838	2%
Other	14,482	21%	31,873	18%	48,126	18%	145,265	10%
Total net sales	$70,504	100%	$180,607	100%	$270,007	100%	$1,399,352	100%

Long-lived assets, consisting of property, plant and equipment, by geographical area are as follows:

	September 30,	December 31,
	2009	2008
	(in thousands)
United States	$233	$627
China	165,730	172,844
Other	677	1,816
Total long-lived assets	$166,640	$175,287

NOTE 15 - CREDIT RISK AND CONCENTRATION

The Company’s accounts receivable balance included amounts due from China Telecom Company-Jiangsu Branch representing approximately 15% at September 30, 2009. The Company’s accounts receivable balance included amounts due from PCD LLC, representing approximately 39% at December 31, 2008.

The following customers accounted for 10% or more of the Company’s net sales:

	For the three	For the nine
	months ended	months ended
	September 30,	September 30,
	(% of net sales)
2009
PCD LLC	11%	16%

2008
Verizon Wireless	—	24%
Sprint Spectrum	—	13%
PCD LLC	19%	2%

Approximately 18% and 30% of the Company’s net sales during the three months ended September 30, 2009 and 2008, respectively, and approximately 20% and 14% of the Company’s net sales during the nine months ended September 30, 2009 and 2008, respectively, were to entities affiliated with the government of China. Accounts receivable balances from these China government affiliated entities or state owned enterprises were $60.0 million and $88.2 million as of September 30, 2009 and December 31, 2008, respectively. The Company extends credit to its customers in China generally without requiring collateral. With respect to global sales outside of China, the Company may require letters of credit from its customers. The Company monitors its exposure for credit losses and maintains allowances for doubtful accounts.

Approximately 44% and 54% of the Company’s net sales for the three months ended September 30, 2009 and 2008, respectively, and approximately 50% and 23% of the Company’s net sales during the nine months ended September 30, 2009 and 2008, respectively were made in China. Accordingly, the political, economic and legal environment, as well as the general state of China’s economy may influence the Company’s business, financial condition and results of operations. The Company’s operations in China are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by, among other things, changes in the political, economic and social conditions in China, and by changes in governmental policies with respect to laws and regulations, changes in China’s telecommunications industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

NOTE 16 - RELATED PARTY TRANSACTIONS

Softbank and affiliates

The Company recognizes revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” The Company supports Softbank’s fiber-to-the-home service through sales of its carrier class GEPON product as well as its NetRing™ product. In addition, the Company supports Softbank’s new internet protocol television (“IPTV”), through sales of its RollingStream™ product. The Company recognized revenue for sales of telecommunications equipment and services to affiliates of Softbank of $4.8 million and $9.7 million, respectively, during the three months ended September 30, 2009 and 2008, and $16.0 million and $30.9 million, respectively, during the nine months ended September 30, 2009 and 2008.

Included in accounts receivable at September 30, 2009 and December 31, 2008 were $4.5 million and $9.2 million, respectively, related to these transactions. The Company had immaterial amounts of accounts payable to Softbank and its affiliates at September 30, 2009 and December 31, 2008.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of September 30, 2009 and December 31, 2008, the Company’s customer advance balance related to Softbank agreements was $0.2 million and $0.7 million, respectively.  The current deferred revenue balance related to Softbank was $1.5 million and $4.0 million as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, the Company’s noncurrent deferred revenue balance related to Softbank was $8.8 million compared to $9.2 million as of December 31, 2008.

As of September 30, 2009, Softbank beneficially owned approximately 11% of the Company’s outstanding stock.

NOTE 17—VARIABLE INTEREST ENTITIES

In October 2008, the Company made an investment in Turnstone Environment Technologies LLC (“TET”), a Delaware limited liability company formed for the purpose of licensing and developing energy efficient renewable cooling solutions for cell towers in the telecommunications industry. In exchange for 5,180,788 Series A Preferred units representing approximately 22% of voting interest in TET and 500,000 Series A Preferred warrants at an exercise price of $0.9265 per unit and with an expiration term of 5 years, the Company contributed $4.8 million in cash. The Company currently does not have any representation on TET’s board of directors nor the ability to control the management and operation decisions of TET. The operations of TET are in the development stage and the entity is actively seeking additional investors. The Company does not intend to and has no obligation to fund future losses or make additional contributions other than its initial investment. As of September 30, 2009 and December 31, 2008, TET was in effect entirely funded by the Company’s initial investment as the capital contributions of the other current investors were not substantive. The Company has determined that the venture is a variable interest entity and the Company is the primary beneficiary because it is exposed to the majority of the variable interest entity’s expected losses. Therefore, the Company is required to consolidate TET’s financial statements under ASC 810-10-15, Variable Interest Entities Subsections. Beginning January 1, 2009, the assets, liabilities and operating results of TET were consolidated into the Company’s balance sheet and statement of operations. The assets, liabilities and operating results of TET were determined to be immaterial to the Company as of December 31, 2008 and to the Company’s results of operations and cash flows for the full year and the fourth quarter of 2008 and, therefore, were not consolidated. TET had no revenues and $3.2 million in expenses for the nine months ended September 30, 2009, of which $2.4 million relates to amortization of an acquired exclusive license to utilize solar cooling technology.  The Company initially determined the appropriate amortization period for the exclusive license was to match the estimated revenue generation period from sale of products utilizing the licensed technology. In the third quarter of 2009, as a result of the delay in revenue generation, the Company changed its estimate to a systematic and rational allocation of amortization expense based on the term of the technology license. As of September 30, 2009, the exclusive technology license had a carrying value, net of amortization, of $2.1 million. TET’s operations are not considered to be integral to the Company’s major operating activities. As such, all income and expenses from TET’s operations, which are includable in the Company’s income statement as a result of the application of ASC 810-10-15, Variable Interest Entities Subsections, have been classified within operating expense.  The consolidation of TET represented $2.1 million of the total assets and $0.5 million of the total liabilities of the Company as of September 30, 2009.

During the fourth quarter of 2005, the Company provided an interest free, $12.4 million loan to a party in China as seed capital for a venture organized to participate in providing technical service, networking technology and equipment to the emerging market for IPTV products in China. The loan, partially secured by an indirect ownership interest in the venture, was payable in 10 years and could be called early without penalty. As a result of the foregoing, and the fact that the venture’s continuing viability was heavily dependent on the further provision of network and terminal equipment by the Company, the Company determined that the venture was a variable interest entity (“VIE”) and that the Company was the primary beneficiary of the venture. Therefore, the Company was required to consolidate the VIE’s financial statements. The consolidation of this VIE in prior years did not have a significant impact on the Company’s consolidated financial statements. In March 2008, the Company received a repayment in full of the loan’s principal balance, eliminating its interest in the VIE, and resulting in reconsideration of the Company’s position as the primary beneficiary. Based on this reconsideration event, management has concluded the Company is no longer the primary beneficiary and is no longer required to consolidate the VIE’s financial statements. The Company’s Consolidated Statement of Operations for the three month period ended March 31, 2008 includes the operating results of the VIE through February 2008, at which point the VIE was deconsolidated from the Company’s financial statements. The Company recorded an $8.2 million gain upon the repayment of the loan and deconsolidation that was included in other income, net, for the three months ended March 31, 2008.  As management expects continuing involvement with the ongoing entity’s business as a supplier of IPTV equipment, the Company has determined the conditions for presentation as a discontinued operation have not been met.

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

Overview of Our Third Quarter 2009

•                  Net sales decreased by $110.1 million to $70.5 million during the three months ended September 30, 2009 compared to the same period in 2008. The decrease in net sales in the third quarter of 2009 was primarily due to the continued weakening demand for our Personal Access Solution and Personal Handyphone System (collectively “PAS”) Infrastructure and Handsets products.

•                  Gross profit was $24.2 million, or 34% of net sales, in the three months ended September 30, 2009, compared to $57.3 million, or 32% of net sales, in the corresponding period of 2008.  The decrease in gross profit in absolute dollars was mainly due to decrease in overall sales. The increase in gross profit as percentage of net sales was primarily due to lower provision for anticipated contract losses and sales of certain handsets during the quarter which were previously reserved.

•                  Selling, general and administrative and research and development operating expenses decreased 50% in the third quarter of 2009 compared with the third quarter of 2008 primarily as a result management restructuring and other cost reduction initiatives.

•                  In June 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce operating expenses.  The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount. The initiatives also include plans to outsource manufacturing operations and optimize research and development spending with a focus on selected products. We recognized $8.9 million and $41.5 million in restructuring charges during the three and nine months ended September 30, 2009, respectively, related to our 2009 Restructuring Plan and prior plans.

•                  In the third quarter of 2009 we divested our Korea operations to a company founded by a former employee and recorded a loss on this divestiture of approximately $1.7 million.

Other Initiatives

In June 2009, we announced our intention to consider a potential sale of our manufacturing, research and development, and administrative offices facility in Hangzhou, China. Accordingly, management performed a recoverability assessment of this asset at June 30, 2009 using the income capitalization approach to estimate fair value.  During the third quarter of 2009, we contracted with a commercial real estate agent to assist in evaluating a potential sale of the facility. Furthermore, in October 2009, we initiated actions to consolidate our use of the facility to reduce our operating costs that revised our projected occupancy needs. In light of these developments in the third quarter of 2009 we performed a recoverability assessment of the facility as of September 30, 2009.  The carrying value of the Hangzhou facility as of September 30, 2009 is $160.5 million. Management initially considered whether using comparable market transaction activity (market comparison approach) to estimate fair value of the facility would be both feasible and sufficiently objective in the circumstances but concluded the secondary market for similar industrial properties from which to derive sales data was not sufficiently robust to place primary reliance on this valuation approach. Therefore, management used the income capitalization approach to estimate fair value.  The income capitalization approach involves estimating a current market rental for the facility through an analysis of rents of similar facilities, either in the locality or in comparable districts, and then using an applicable capitalization rate to estimate fair value. This resulted in determining that the estimated fair value approximates the carrying value of the Hangzhou facility. No impairment charge was recorded in the third quarter of 2009. The income capitalization approach is subjective in nature and involves various assumptions about the capitalization rate and relevant market rents. Any significant change in the assumptions may result in an impairment charge. While the determination of estimated fair value was based on a generally accepted valuation method, China commercial real estate market historically experienced market fluctuations. Also, future additional relevant information may become available from market participants specific to the area the property is located.  If there is a material change in the conditions or circumstances influencing the fair value we may be required to recognize an impairment charge which may have a significant impact on our results of operations and financial position. The building is approximately 2.7 million square feet and unique in its design. We cannot predict whether we will be able to sell the building or the amount at which we would ultimately be able to sell the building should we enter into a sales transaction.

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

On a regular basis we evaluate our estimates, assumptions and judgments and make changes accordingly. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements.  We believe that the estimates, assumptions and judgments involved in revenue recognition, receivables and allowances for doubtful accounts, accruals including third party commissions payable, restructuring liabilities, litigation and other contingencies, stock-based compensation, product warranty, variable interest entities, inventories, deferred costs, research and development and capitalized software development costs, income taxes, impairment of intangible assets and long-lived assets, and valuation and impairment of investments have the greatest potential impact on our Condensed Consolidated Financial Statements, so we consider these to be our critical accounting policies.  Management believes that there have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

•                  Services—Focused on providing services and support of our Broadband Infrastructure and Multimedia Communications product lines.

NET SALES

	Three months ended September 30,				Nine months ended September 30,
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2008	% of net sales
	(in thousands)
Net Sales by Segment
Multimedia Communications	$22,214	32%	$57,787	32%	$95,215	35%	$199,251	14%
Broadband Infrastructure	16,092	23%	31,112	17%	45,094	17%	92,591	7%
Handsets	15,614	22%	71,906	40%	84,858	31%	165,390	12%
Services	16,584	23%	14,197	8%	44,840	17%	41,172	3%
PCD	—	—	—	—	—	—	879,588	63%
Other	—	—	5,605	3%	—	—	21,360	1%
	$70,504	100%	$180,607	100%	$270,007	100%	$1,399,352	100%

	Three months ended September 30,				Nine months ended September 30,
		% of net		% of net		% of net		% of net
	2009	sales	2008	sales	2009	sales	2008	sales
	(in thousands)
Net Sales by region
United States	$10,664	15%	$43,127	24%	$53,654	20%	$907,770	65%
China	30,959	44%	97,605	54%	134,708	50%	325,479	23%
India	14,399	20%	8,002	4%	33,519	12%	20,838	2%
Other	14,482	21%	31,873	18%	48,126	18%	145,265	10%
Total net sales	$70,504	100%	$180,607	100%	$270,007	100%	$1,399,352	100%

Three months ended September 30, 2009 and 2008

Net sales decreased by 61% to $70.5 million during the three months ended September 30, 2009 compared to the same period in 2008.  The decrease was primarily due to decrease in sales of all operating segments except the service segment. Multimedia Communications net sales decreased by $35.6 million, or 62%, for the three months ended September 30, 2009 compared to the same period in 2008, mainly due to continued weakening demand for our PAS Infrastructure products as well as decrease in Next Generation Network (“NGN”) sales. Broadband Infrastructure segment net sales decreased by $15.0 million or 48% for the three months ended September 30, 2009 compared to the same period in 2008 mainly due to decrease in sales of all major product lines.  Handsets segment net sales decreased by $56.3 million, or 78%, in the third quarter of 2009 primarily due to the declines of our PAS handsets sales in China and CDMA handsets sales to PCD LLC, partially offset by the increase of CDMA handsets sales in China during the three months ended September 30, 2009.

Nine months ended September 30, 2009 and 2008

Net sales decreased by 81% to $270.0 million during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was primarily due to disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009.  The PCD and Other segments accounted for $900.9 million of the decrease.  Net sales for the segments other than the PCD and Other decreased by $228.4 million or 46%.  Multimedia Communications net sales decreased by $104.0 million, or 52%, for the nine months ended September 30, 2009 compared to the same period in 2008, mainly due to continued weakening demand for our PAS Infrastructure products as well as decrease in NGN sales partially offset by increase of IPTV system and Set Top Box (“STB”) product sales. Broadband Infrastructure segment net sales decreased by $47.5 million or 51% for the nine months ended September 30, 2009 compared to the same period in 2008 mainly due to decrease in sales of all major product lines.  Handsets segment net sales decreased by $80.5 million, or 49% primarily due to the declines of our PAS handsets sales partially offset by the increase of CDMA handsets sales in China as well as to PCD LLC.

For additional discussion, see the “Segment Reporting” section of this Item 2.

In 2009 and beyond, we expect a continued decline in demand for our PAS handsets and infrastructure equipment.  As of September 30, 2009, we have $205.0 million of deferred revenue associated with PAS infrastructure sales recognized ratably over the expected period of support. We review assumptions regarding the estimated post contract support periods on a regular basis. Due to the China telecommunication industry restructuring and launch of 3G services in China, the PAS services will be phased out by January 1, 2012. Consequently, we have initiated certain actions which are expected to be completed in the fourth quarter of 2009 to determine the remaining period which the post contract support is expected to be provided.  We do not expect the total amount of revenue recognized over the life of contract to change, however, the remaining expected period of support may be different from our estimates as of September 30, 2009.

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

GROSS (LOSS) PROFIT

	Three Months Ended September 30,				Nine Months Ended September 30,
		Gross		Gross		Gross		Gross
	2009	profit %	2008	profit %	2009	profit %	2008	profit %
	(in thousands)
Gross (Loss) Profit by Segment
Multimedia Communications	$10,122	46%	$30,846	53%	$32,752	34%	$92,820	47%
Broadband Infrastructure	3,482	22%	3,032	10%	5,716	13%	6,922	7%
Handsets	3,322	21%	14,965	21%	(24,597)	(29)%	37,961	23%
Services	7,263	44%	4,720	33%	16,132	36%	11,832	29%
PCD	—	—	—	—	—	—	69,005	8%
Other	—	—	3,764	67%	—	—	12,814	60%
Total	$24,189	34%	$57,327	32%	$30,003	11%	$231,354	17%

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

Three months ended September 30, 2009 and 2008

Gross profit was $24.2 million, or 34% of net sales, in the three months ended September 30, 2009, compared to $57.3 million, or 32% of net sales, in the corresponding period of 2008.  The decrease in absolute dollars was mainly due to decrease in overall sales. The increase in gross profit as percentage of net sales was primarily due to lower provision for anticipated contract losses and sales of certain handsets during the quarter which were previously reserved.

Nine months ended September 30, 2009 and 2008

Gross profit was $30.0 million, or 11% of net sales, for the nine months ended September 30, 2009, compared to $231.4 million, or 17% of net sales, in the corresponding period of 2008. The overall gross profit decrease in absolute dollars was primarily due to overall decrease in sales and the disposal of PCD and MSBU in 2008 and disbandment of the operations formerly included in the Other segment in the first quarter of 2009.  PCD and Other segments in aggregate accounted for $81.8 million decrease in gross profit for the nine months ended September 30, 2009.  Gross profit for the segments other than PCD and Other decreased by $119.5 million for the nine months ended September 30, 2009 as compared to the corresponding period of 2008.  This decrease was primarily due to decrease in sales, additional inventory reserves and claim settlement related to certain handsets sold to PCD LLC for the Handsets segments, and decrease in sales of higher margin Multimedia Communications products during the nine months ended September 30, 2009, partially offset by an $8.5 million decrease to cost of sales in the Handsets segment resulting from the amortization of the Marvell supply agreement during the first quarter of 2009 (See Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.)

For additional discussion, see “Segment Reporting” section of this Item 2.

OPERATING EXPENSES

The following table summarizes our operating expenses:

	Three months ended September 30,				Nine months ended September 30,
	2009	% of net sales	2008	% of net sales	2009	% of net sales	2008	% of net sales
	(in thousands)
Selling, general and administrative	$33,139	47%	$59,445	33%	$114,290	42%	$211,199	15%
Research and development	14,246	20%	35,971	20%	51,983	19%	116,657	8%
Amortization of intangible assets	—	—	279	0%	—	—	3,833	0%
Restructuring	8,909	13%	—	—	41,485	16%	—	—
Loss (gain) on divestiture	1,689	2%	(3,455)	-2%	332	0%	(3,455)	0%
Total net operating expenses	$57,983	82%	$92,240	51%	$208,090	77%	$328,234	23%

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

SELLING, GENERAL AND ADMINISTRATIVE

Three months ended September 30, 2009 and 2008

SG&A expenses were $33.1 million for the three months ended September 30, 2009, a decrease of $26.3 million as compared to $59.4 million for the same period in 2008. The decrease in SG&A expense was primarily due to a $15.9 million decrease in personnel related expenses due to continuous streamlining of operations and recent cost reduction measures, a $2.7 million decrease in depreciation expense due to assets impairment write off in 2008, a $2.8 million decrease in travel related expenses due to reduced travel activity and cost containment efforts, a $2.7 million savings from reduction in the use of outside services, a $3.5 million savings from legal and accounting fees, a $1.0 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities; and a $1.6 million recovery of doubtful account as a result of continued efforts in collection compared to $2.6 million recovery of doubtful account in the same period of 2008. The decrease in SG&A expenses was also partially offset by a $2.4 million of acquired license amortization expense during the quarter.

Nine months ended September 30, 2009 and 2008

SG&A expenses were $114.3 million for the nine months ended September 30, 2009, a decrease of $96.9 million as compared to $211.2 million for the same period in 2008. The decrease in SG&A expense was primarily due to a $14.6 million decrease in SG&A expenses related to divested operations, primarily PCD and MSBU, a $34.6 million decrease in personnel related expenses due to continuous streamlining of operations and recent cost reduction measures, a $12.9 million reduction in legal and accounting fees as a result of reduced activity in investigations and litigation, a $7.6 million decrease in depreciation expense due to assets impairment write off in 2008, an $8.2 million savings from reduction in the use of outside services, a $6.5 million decrease in travel related expenses due to reduced travel activity and cost containment efforts, a $4.4 million reduction in advertising and marketing, sales promotions, as well as shows and exhibits expenses due to reduced sales activities, and a $3.8 million recovery of doubtful account compared to $0.1 million provision of doubtful accounts in the same period of 2008. The decrease in SG&A expenses was also partially offset by a $2.4 million of acquired license amortization expense during the third quarter of 2009.

RESEARCH AND DEVELOPMENT

Three months ended September 30, 2009 and 2008

R&D expenses decreased by $21.7 million during the three months ended September 30, 2009 compared to the same period in 2008.  The decrease was primarily due to a $0.9M decrease in R&D expenses related to the MSBU operations sold in July 2008, a

$12.4 million decrease in personnel related expenses as we continued to streamline our R&D operations and reduced spending in non-core business units, a $3.9 million savings from reduction in use of outside services mainly due to wind-down of the Korea operations, a $1.3 million decrease in travel related expenses due to reduced travel activity, a $1.2 million decrease in facility related expense , a $0.8 million decrease in depreciation and a $1.4 million decrease in software license and parts expense as we continued to streamline our operations.

Nine months ended September 30, 2009 and 2008

R&D expenses decreased by $64.7 million during the nine months ended September 30, 2009 compared to the same period in 2008.  In July 2008, we sold PCD and MSBU which resulted in aggregated R&D savings of $10.3 million for the nine months ended September 30, 2009.  In addition, the decrease was also due to a $34.1 million decrease in personnel related expenses as we continued to streamline our R&D operations and reduced spending in non-core business units, a $8.8 million savings from reduction in use of outside services primarily due to wind-down of the Korea operation, a $3.2 million decrease in travel related expenses due to reduced travel activity, a $2.9 million decrease in facility related expense, a $2.2 million decrease in depreciation and a $3.8 million decrease in software license and parts expenses as we continued to streamline our operations.

AMORTIZATION OF INTANGIBLE ASSETS

Three months and nine months ended September 30, 2009 and 2008

There was no amortization of intangible assets in the three and nine months ended September 30, 2009 compared to $0.3 million and $3.8 million in the three and nine months ended September 30, 2008, respectively. An impairment charge of $4.9 million was recorded in the fourth quarter of 2008 to fully write-off the remaining carrying value of intangible assets at December 31, 2008.

RESTRUCTURING

For the three and nine months ended September 30, 2009, we recorded restructuring charges of $8.9 million and $41.5 million, respectively.  No restructuring charges were recorded in the comparable periods in 2008. We expect to incur additional restructuring charges as we continue to execute the 2009 and 2008 Restructuring Plans.  The following describes our restructuring initiatives.

2009 Restructuring Plan

On June 9, 2009, our Board of Directors approved a restructuring plan (the “2009 Restructuring Plan”) designed to reduce our operating costs.  The 2009 Restructuring Plan includes a worldwide reduction in force of approximately 50% of our headcount, or approximately 2,300 employees located primarily in China and the United States and, to a lesser degree, other international locations.   During the three and nine months ended September 30, 2009, we recorded restructuring costs of approximately $9.2 million and $35.1 million, respectively, related to the 2009 Restructuring Plan.  Restructuring costs for the nine months ended September 30, 2009 included $33.6 million for severance and benefits related to approximately 2,070 employees and $1.5 million related primarily to the estimated loss on a lease obligation which expires in 2013.

2008 Restructuring Plan

During fiscal 2008, we implemented a restructuring plan (the “2008 Restructuring Plan”) and recorded $13.1 million in restructuring charges primarily related to a global reduction in force across all functions and employee terminations at certain non-core operations which we are in the process of winding down. The total number of employees affected totaled approximately 750, including 350 in China, 200 in Korea and 200 in other locations including the United States. The charges for the nine months ended September 30, 2009 consist primarily of severance and benefits related to the transition of certain key functions, including finance, to China and the divestiture of our Korea operations and lease costs related to a lease obligation which expires in fiscal year 2010.

2007 Restructuring Plan

At September 30, 2009 the restructuring accrual for the 2007 Plan included within other liabilities of approximately $0.5 million was related to a lease obligation which expires in fiscal year 2010.

The activity in the accrued restructuring balances related to the plans described above was as follows for the nine months ended September 30, 2009:

	Balance at December 31, 2008	Restructuring Charges	Cash Payments	Non-cash Settlement	Balance at September 30, 2009
	(in thousands)
2009 Restructuring Plan
Workforce Reduction	$—	$33,620	$(13,542)	$(1,569)	$18,509
Lease Costs	—	1,516	(215)	—	1,301
Other Costs	—	7	(7)	—	—
Total 2009 Restructuring Plan	—	35,143	(13,764)	(1,569)	19,810
2008 Restructuring Plan
Workforce Reduction	7,976	5,189	(9,278)	(880)	3,007
Lease Costs	249	1,075	(703)	—	621
Other Costs	498	(126)	(314)	—	58
Total 2008 Restructuring Plan	8,723	6,138	(10,295)	(880)	3,686

2007 Restructuring Plan - Lease Costs	788	204	(504)	—	488
					—
Total	$9,511	$41,485	$(24,563)	$(2,449)	$23,984

The following table shows the total amount of costs incurred by segment in connection with the restructuring plans:

	Three months ended September 30,	Nine months ended September 30,
	2009	2009
	(in thousands)
Multimedia Communications	$15	$5,482
Broadband Infrastructure	(777)	2,503
Handsets	1,314	3,079
Services	2,456	5,919
Total restructuring costs by segment	3,008	16,983
General and Corporate	5,901	24,502
Total restructuring costs	$8,909	$41,485

The majority of the remaining cash expenditures related to the 2009 and 2008 Restructuring Plans are expected to be paid in the next two quarters, with lesser amounts expected to be paid in the remainder of 2010.  The remaining liabilities related to lease obligations are expected to be settled over the remaining lease term.

LOSS (GAIN) ON DIVESTITURE

Three months and nine months ended September 30, 2009 and 2008

Loss on divestiture for the three months ended September 30, 2009 is comprised of a $1.7 million loss from the divestiture of our Korea operations. The loss on divestiture of $0.3 million for the nine months ended September 30, 2009 is comprised of the $1.7 million loss from the divestiture of our Korea operations, offset partially by a $1.4 million gain on sale of PCD assets resulting from an adjustment to reflect actual transaction-related costs. The $3.5 million net gain on divestitures for the three and nine months ended September 30, 2008 included a $0.5 million loss on the sale of PCD and a $3.9 million gain on the sale of MSBU.

OTHER INCOME (EXPENSE)

INTEREST INCOME

Three months and nine months ended September 30, 2009 and 2008

Interest income was $0.5 million and $2.1 million for the three months ended September 30, 2009 and 2008, respectively. Interest income was $1.8 million and $6.3 million for the nine months ended September 30, 2009 and 2008, respectively. Interest income decreased in the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to the effect of lower average cash balances in 2009 and due to a decline in the average interest rate.

INTEREST EXPENSE

Three months and nine months ended September 30, 2009 and 2008

Interest expense was less than $0.1 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense was $0.5 million and $10.0 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest expense for the three and nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to the repayment of $274.6 million of convertible subordinated notes due March 1, 2008 and $48.0 million of other bank loan repayments during 2008. Interest expense for the nine months ended September 30, 2008 included approximately $2.5 million of debt issuance costs related to a secured revolving credit facility.

OTHER INCOME (EXPENSE), NET

Three months ended September 30, 2009 and 2008

Other expense, net was $1.6 million for the three months ended September 30, 2009 as compared to other expense, net of $14.9 million for the three months ended September 30, 2008.  Other expense, net of $1.6 million for the three months ended September 30, 2009 consisted primarily of a $1.7 million other-than-temporary impairment of an equity investment. Other expense, net of $14.9 million for the three months ended September 30, 2008 consisted primarily of $10.6 million foreign currency losses and a $4.3 million charge for other-than-temporary impairment of two long-term equity investments. The foreign currency losses primarily consisted of losses attributed to the appreciation of the US dollar on the Indian Rupee denominated intercompany receivables, partially offset by gains for our China subsidiaries attributed to the appreciation of the Chinese Renminbi on US dollar denominated intercompany payables.

Nine months ended September 30, 2009 and 2008

Other expense, net for the nine months ended September 30, 2009 was $3.3 million as compared to income of $38.1 million for the nine months ended September 30, 2008. Other expense, net for the nine months ended September 30, 2009 consisted primarily of a $5.5 million other-than-temporary impairment of two equity investments, offset partially by foreign currency gains of $1.7 million and $0.5 million of other immaterial items. Other income for the nine months ended September 30, 2008 consisted primarily of a $32.4 million gain on the sale of the Gemdale investment, a $7.3 million gain on the sale of the Infinera investment, an $8.2 million gain on the liquidation of an investment in a variable interest entity, offset partially by a $6.4 million foreign currency loss and a $4.3 million charge for other-than-temporary impairment of two long-term equity investments.

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

FASB ASC 740-10 establishes criteria for recognizing or continuing to recognize only more-likely-than-not tax positions, which may result in income tax expense volatility in future periods. While we believe that we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Three months ended September 30, 2009 and 2008

Income tax benefit was $0.3 million for the three months ended September 30, 2009 compared to a tax expense of $7.8 million for the three months ended September 30, 2008.

Nine months ended September 30, 2009 and 2008

Income tax expense was $6.2 million for the nine months ended September 30, 2009 compared to a tax expense of $7.4 million for the nine months ended September 30, 2008. During the second quarter of 2009, we made an assessment of the realizability of our deferred tax assets in Korea, which are included in our Handsets segment, and we believe that it will not generate sufficient income to realize its deferred tax assets in Korea.  Therefore, we established a valuation allowance on our remaining net deferred tax assets in Korea.  The income tax expense associated with establishing the valuation allowance is $1.4 million. Income tax expense for the nine months ended September 30, 2009 also included a first quarter tax benefit of $2.8 million related to the recognition of previously unrecognized tax benefits and the reversal of interest and penalties due to statute of limitations expirations and income tax audit settlements. The China Corporate Income Tax Law (“CIT Law”) was effective on January 1, 2008.  As a result of the enactment of regulations during the nine months ended September 30, 2008, we recorded an income tax benefit of $11.7 million related to reversing a deferred tax liability on foreign withholding taxes related to the unremitted earnings of our subsidiaries which we determined to not be permanently reinvested outside the United States.  We also accrued $3.2 million of foreign withholding taxes related to the realized gain on the sale of our investment in Gemdale.

In the third quarter of 2008, due to the sale of PCD, we believed that we would not generate sufficient income in Canada to realize our deferred tax assets in Canada. Therefore, we established a valuation allowance on our remaining net deferred tax assets in Canada. The income tax expense associated with establishing the valuation allowance was $1.8 million.

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

SEGMENT REPORTING

Summarized below are our segment net sales revenue and gross profit for the three and nine months ended September 30, 2009 and 2008, respectively.

Multimedia Communications

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$22,214	$57,787	$95,215	$199,251
Gross profit	$10,122	$30,846	$32,752	$92,820
Gross profit as a percentage of net sales	46%	53%	34%	47%

During the three months ended September 30, 2009, sales of Multimedia Communications segment decreased by 62% or $35.6 million as compared to the same period in 2008.  The decrease was primarily due to the decrease in PAS equipment sales by 90% as well as decrease in sales of NGN product.  PAS equipment sales comprised approximately 13% and 50% of our Multimedia Communications sales for the three months ended September 30, 2009 and 2008, respectively.

Sales for the nine months ended September 30, 2009 decreased by 52% or $104.0 million.  The decrease was mainly due to the declines of our PAS equipment sales by 83% as well as decrease in sales of NGN product partially offset by increase in sales of IPTV system and STB products. PAS equipment sales comprised approximately 22% and 63% of our Multimedia Communications sales for the nine months ended September 30, 2009 and 2008, respectively.

The gross profit percentage decreased to 46% and 34% for the three and nine months ended September 30, 2009 from 53% and 47%, respectively, for the corresponding periods in 2008. During the three and nine months ended September 30, 2008 gross profit benefited $4.5 million from the impact of the release of accrued third party commissions, compared with $0.7 million and $0.8 million, respectively, during the three and nine months ended September 30, 2009, The decrease in gross profit percentage was also due to decreased sales of our higher margin PAS infrastructure equipment and NGN product.

We expect future PAS infrastructure spending to decline rapidly in 2009 and beyond as China launched its 3G networks. We plan to aggressively pursue opportunities for our IPTV product portfolios in multiple markets. However, we do not anticipate that these sales will fully offset the anticipated decline in PAS sales in 2009 and beyond.  We believe that the IPTV market presents a meaningful growth opportunity. We currently offer and have initial market acceptance of our IPTV products in China, India, Taiwan and other geographic regions.

Broadband Infrastructure

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$16,092	$31,112	$45,094	$92,591
Gross profit	$3,482	$3,032	$5,716	$6,922
Gross profit as a percentage of net sales	22%	10%	13%	7%

Broadband Infrastructure sales decreased by 48%, or $15.0 million and 51%, or $47.5, million respectively, during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.  The decrease was mainly due to decrease in sales of all major product lines in 2009.  Softbank in Japan, one of our largest infrastructure customers, represented approximately 10% and 21% of total Broadband sales during the three months ended September 30, 2009 and 2008, respectively and 13% and 24% during the nine months ended September 30, 2009 and 2008, respectively.

Gross profit percentage increased to 22% and 13% for the three and nine months ended September 30, 2009 from 10% and 7%, respectively, for the corresponding periods of 2008. The increase in gross profit percentage was primarily due to higher provision for anticipated contract losses in 2008 compared to 2009.

We may incur additional warranty expense and inventory reserves as we introduce new products and may be required to accrue additional contract losses for certain fixed price contracts as these contracts progress. These accruals may result in negative impacts on our future gross margins, results of operations and financial position.

Handsets

	Three months ended September 30,		Nine months ended September 30
	2009	2008	2009	2008
	(in thousands)
Net sales	$15,614	$71,906	$84,858	$165,390
Gross (loss) profit	$3,322	$14,965	$(24,597)	$37,961
Gross (loss) profit as a percentage of net sales	21%	21%	(29)%	23%

Net sales decreased by 78%, or $56.3 million for the three months ended September 30, 2009 compared to the same period in 2008.  The decrease was primarily due to the declines of PAS business in China and CMDA sales to PCD LLC, partially offset by the increase of CDMA sales in China during the quarter.  The sale of PAS handsets accounted for 18% and 46% of total handset sales for the three months ended September 30, 2009 and 2008, respectively.

Net sales decreased by 49%, or $80.5 million for the nine months ended September 30, 2009 compared to the same periods in 2008.  The decrease was primarily due to the declines of PAS business in China partially offset by the increase of CDMA sales in China and to PCD LLC.  The sale of PAS handsets accounted for 26% and 70% of total handset sales for the nine months ended September 30, 2009 and 2008, respectively.  Our PAS handset sales declined significantly since the first quarter of 2009 as China moved toward the 3G network deployment.

Gross profit as a percentage of net sales remained unchanged for the three months ended September 30, 2009 and 2008. The gross profit for the three month ended September 30, 2009 benefited $6.5 million from the sales of CDMA handsets to PCD LLC during the quarter that were fully reserved in the fourth quarter of 2008. This benefit to gross profit was offset by additional inventory reserves and the weakening demand for our PAS products.

Gross profit as a percentage of net sales decreased from 23% for the nine months ended September 30, 2008 to negative 29% for the corresponding period in 2009. The decrease was mainly due to inventory clearing sales of PAS and CDMA handsets at very low margins, additional inventory reserves of PAS, CDMA and TDSCDMA handsets in China.  In addition, gross profit was also reduced by approximately $26.2 million as a result of transactions with PCD LLC consisting of a claim settlement of $11.1 million for product-related liability disputes and product returns and $15.1 million of costs for inventory write-downs to net realizable value, write-downs of excess inventory and warranty reserves.

In 2009 and beyond, we expect an accelerated decline in PAS subscribers as the China telecommunication industry reorganizes and launches 3G services and phases out PAS services.

Services

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$16,584	$14,197	$44,840	$41,172
Gross profit	$7,263	$4,720	$16,132	$11,832
Gross profit as a percentage of net sales	44%	33%	36%	29%

Our Services segment’s revenue increased by 17%, or $2.4 million and 9%, or $3.7 million for the three and nine months ended September 30, 2009, respectively as compared to the corresponding periods in 2008. The increase was primarily due to higher international maintenance service revenue partially offset by the decrease in China service sales after the China telecommunications industry restructuring.

Gross profit as a percentage of net sales increased from 33% and 29% for the three and nine months ended September 30, 2008, respectively, to 44% and 36% for the corresponding periods in 2009, respectively.  The increase in gross profit in absolute dollars was primarily due to increased international sales and overall cost reduction efforts for the service divisions.

Personal Communication Devices (PCD)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$—	$—	$—	$879,588
Gross profit	$—	$—	$—	$69,005
Gross profit as a percentage of net sales	—	—	—	8%

On July 1, 2008, we sold our PCD operations (See Note 3 of Notes to our Condensed Consolidated Financial Statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q).

Other

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net sales	$—	$5,605	$—	$21,360
Gross profit	$—	$3,764	$—	$12,814
Gross profit as a percentage of net sales	—	67%	—	60%

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

RELATED PARTY TRANSACTIONS

Softbank and affiliates

We recognize revenue with respect to sales of telecommunications equipment to affiliates of Softbank, a significant stockholder of the Company. Softbank offers ADSL coverage throughout Japan, which is marketed under the name “YAHOO! BB.” We support Softbank’s fiber-to-the-home service through sales of our carrier class GEPON product as well as our NetRing™ product. In addition, we support Softbank’s new internet protocol television (“IPTV”), through sales of our RollingStream™ product. We recognized revenue for sales of telecommunications equipment and services to affiliates of Softbank of $4.8  million and $9.7 million, respectively, during the three months ended September 30, 2009 and 2008, and $16.0 million and $30.9 million, respectively, during the nine months ended September 30, 2009 and 2008.

Included in accounts receivable at September 30, 2009 and December 31, 2008 were $4.5 million and $9.2 million, respectively, related to these transactions. We had immaterial amounts of accounts payable to Softbank and its affiliates at September 30, 2009 and December 31, 2008.

Sales to Softbank include a three year service period and a penalty clause if product failure rates exceed a certain level over a seven year period. As of September 30, 2009 and December 31, 2008, our customer advance balance related to Softbank agreements was $0.2 million and $0.7 million, respectively.  The current deferred revenue balance related to Softbank was $1.5 million and $4.0 million as of September 30, 2009 and December 31, 2008, respectively.  As of September 30, 2009, our noncurrent deferred revenue balance related to Softbank was $8.8 million compared to $9.2 million as of December 31, 2008.

As of September 30, 2009, Softbank beneficially owned approximately 11% of our outstanding stock.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following sections discuss the effects of changes in our balance sheet and cash flows, contractual obligations and other commitments on our liquidity and capital resources.

Balance Sheet and Cash Flows

Cash and Cash Equivalents and Short-term Investments

	September 30,	December 31,
	2009	2008	Change
	(in thousands)

Cash and cash equivalents	$237,112	$309,603	$(72,491)
Short-term investments	4,544	4,262	282
Total	$241,656	$313,865	$(72,209)

	Nine months ended September 30,
	2009	2008	Change
	(in thousands)
Cash used in operating activities	$(89,202)	$(31,872)	$(57,330)
Cash provided by investing activities	14,900	245,684	(230,784)
Cash used in financing activities	(388)	(333,224)	332,836
Effect of exchange rate changes on cash and cash equivalents	2,199	10,932	(8,733)
Net decrease in cash and cash equivalents	$(72,491)	$(108,480)	$35,989

Cash and cash equivalents, consisting primarily of bank deposits and money market funds, are recorded at cost which approximates fair value because of the short-term nature of these instruments. At September 30, 2009, cash and cash equivalents approximating $91.3 million was held by our subsidiaries in China.

Cash used in operating activities during the nine months ended September 30, 2009 of $89.2 million resulted primarily from the net loss of $186.3 million offset by non-cash charges including $10.2 million of depreciation and amortization, $9.4 million stock-based compensation, $5.5 million other-than-temporary impairment of two equity investments and also offset by changes in operating assets and liabilities providing net cash of $73.6 million.  The decrease in sales activity in the first nine months of 2009 was the primary driver of the changes in operating assets and liabilities.  Cash from operations benefited by $108.9 million from a decrease in accounts receivable, $40.5 million from a decrease in inventory and deferred costs, $62.4 million from a decrease in other assets consisting primarily of working capital items, and $41.1 million from an increase in customer advances, offset partially by a decrease in accounts payable using cash of $132.0 million, a decrease in deferred revenue of $33.8 million and a decrease in other liabilities of $15.8 million. Cash used in operating activities during the nine months ended September 30, 2008 of $31.9 million resulted primarily from the net loss of $69.9 million adjusted for gains on sale of investments of $40.2 million, the $8.2 million gain on liquidation of ownership interest in a variable interest entity, the $3.5 million gain on divestitures and non-cash charges of $41.1 million, which resulted in a net use of cash of $80.6 million. The non-cash charges of $41.1 million included $30.6 million in depreciation and amortization, $13.9 million in stock-based compensation expense and $4.3 million impairment of long-term investments,  partially offset by a deferred tax benefit of $7.9 million.  The deferred tax benefit is primarily due to an $11.7 million benefit resulting from a change in the China Corporate Income Tax Law, offset partially by $1.9 million of expense related to placing a valuation allowance on our Canadian deferred tax assets. Changes in net operating assets and liabilities providing net cash of $48.7 million, which was primarily the result of management of working capital, in part necessitated by the repayment of the convertible subordinated notes due March 1, 2008.

Cash provided by investing activities during the nine months ended September 30, 2009 and 2008 was $14.9 million and $245.7 million, respectively. Cash provided from investing activities in the nine months ended September 30, 2009 included $10.0 million of cash proceeds released from escrow in July 2009 related to sale of PCD, $1.6 million of cash proceeds from the sale of our investment in PCD LLC and $1.5 million cash proceeds from the divestiture of our Korea operations. Net cash provided by investing activities for the nine months ended September 30, 2008 of $245.7 million included approximately $207.1 million in net proceeds from the sale of PCD and MSBU, $53.7 million net proceeds from the sale of investments, net of purchases, and $7.7 million from the repayment of a loan by a variable interest entity, partially offset by $12.7 million used to purchase property, plant and equipment and a $10.4 million change in restricted cash.

Cash used in financing was $0.4 million during the nine months ended September 30, 2009. Cash used in financing activities during the nine months ended September 30, 2008 of $333.2 million related primarily to the repayment of the convertible subordinated notes of $274.6 million on March 1, 2008 and the net repayment of $48.0 million of other bank loans during 2008.

Accounts Receivable, Net

The following table summarizes our accounts receivable, net (in thousands):

	September 30,	December 31,	Increase
	2009	2008	(Decrease)
	(in thousands)

Accounts receivable, net	$49,242	$149,210	$(99,968)
Accounts receivable, related parties	4,472	9,166	(4,694)
Total accounts receivable	$53,714	$158,376	$(104,662)

Accounts receivable decreased $104.7 million primarily due to the decrease in sales in the first nine months of 2009.

Inventories and Deferred Costs

The following table summarizes our inventories and deferred costs:

	September 30,	December 31,	Increase
	2009	2008	(Decrease)
	(in thousands)
Inventories:
Raw materials	$8,955	$15,545	$(6,590)
Work in-process	12,424	33,524	(21,100)
Finished goods	146,073	140,763	5,310
Total inventories	$167,452	$189,832	$(22,380)

Short-term deferred costs	$114,864	$114,884	$(20)
Long-term deferred costs	$134,013	$149,258	$(15,245)

Inventories consist of product held at our manufacturing facility and warehouses, as well as finished goods at customer sites for which the customer has taken possession, but based on specific contractual terms, title has not yet passed to the customer. Finished goods at customer sites were approximately $140.6 million and $138.0 million at September 30, 2009 and December 31, 2008, respectively. Deferred costs consist of product shipped to the customer where the rights and obligations of ownership have passed to the customer, but revenue has not yet been recognized.

Debt

We had no bank loans outstanding at September 30, 2009. During the third quarter of 2009, a $263.5 million of credit facility expired and was not renewed.  At September 30, 2009, our only source of available credit was a credit facility in China providing $58.6 million in borrowing availability, of which $14.7 million was available for working capital draws and $43.9 million was available for non-working capital draws. At September 30, 2009, there are no borrowings under this facility. This credit facility expires in the fourth quarter of 2009.

Liquidity

We incurred net losses of $150.3 million, $195.6 million and $117.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. During the nine months ended September 30, 2009, we incurred a net loss of $186.3 million. We recorded operating losses in 18 of the 19 consecutive quarters in the period ended September 30, 2009. At September 30, 2009 we had an accumulated deficit of $1,027.8 million. We incurred net cash outflows from operations of $55.2 million and $225.1 million in 2008 and 2007 respectively. Cash used in operations was $89.2 million during the nine months ended September 30, 2009.  At September 30, 2009, we had cash and cash equivalents of $237.1 million in the aggregate to meet our liquidity requirements, of which $91.3 million was held by our subsidiaries in China. China imposes currency exchange controls on certain transfers of funds from/to China.  We expect to continue to incur losses and negative cash flows from operations over at least the remainder of 2009.

Our China subsidiaries paid an aggregate $150 million in dividends to our U.S. parent company during the year ended December 31, 2007 and another $100 million in February 2008. While these cash transfers are offset and eliminated in preparing our consolidated cash flow statements, they have been a principal source of funding of our non-China operations during the periods in which they were made. In February 2009, our China subsidiaries paid an additional $50 million in dividends to our U.S. parent company, and additional cash dividends from our China based subsidiaries to the U.S. parent company may be necessary to fund our non-China cash requirements in the remainder of 2009. However, going forward, the amount of cash available for transfer from the China subsidiaries will be limited both by the liquidity needs of the subsidiaries in China and the restriction on currency exchange by Chinese-government mandated requirements including currency exchange controls on certain transfers of funds outside of China.

Our only committed source for borrowings is a credit facility in China. Each borrowing under this facility is subject to the bank’s then current favorable opinion of the credit worthiness of the Company’s China subsidiaries, the bank having funds available for lending, and other Chinese banking regulations and practices. As a result, we cannot be certain that borrowings under this facility will be adequate, if available at all, to meet our liquidity requirements. During the third quarter of 2009, a $263.5 million credit facility expired and was not renewed. The remaining approximately $58.6 million credit facility expires in the fourth quarter of 2009. We are not certain that new credit facilities will be available on commercially reasonable terms or at all.  Accordingly, we can not be certain that borrowings under our credit facility in China will be adequate to meet our financing requirements.

In 2009 and 2008, we took a number of actions to improve our liquidity, including divesting our non-core businesses. In December 2008, management announced further initiatives including efforts to eliminate functional duplications by consolidation of a number of key functions into our China operations. In June 2009, management expanded the initiatives to include a worldwide reduction in workforce, outsourcing of manufacturing operations and optimizing R&D spending with a focus on selected products. As a result of these actions and other restructuring initiatives undertaken by the management, our year-to-year quarterly selling, general and administrative and research and development operating expenses decreased significantly in the first nine months of 2009 compared with the comparable period of 2008 and management believes the continuing efforts to stream-line operations will enable our fixed cost base to be better aligned with operations, market demand and projected sales levels. If projected sales do not materialize, we will need to take further actions to reduce costs and expenses or explore other cost reduction options.

Management believes that if we are able to achieve projected cash collections from customers and contain expenses and cash used in operations, both our China and non-China operations will have sufficient liquidity to finance working capital and capital expenditure needs during the next 12 months. If we are not able to execute our plan successfully, we may need to obtain funds from equity or debt financings. There can be no assurance that additional financing, if required, will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock or debt, these securities could have rights, privileges or preference senior to those of our common stock and newly issued debt could contain debt covenants that impose restrictions on our operations. Further, any sale of newly issued debt or equity securities could result in additional dilution to our current shareholders.

Recently, global economies have experienced a significant downturn driven by a financial and credit crisis that will continue to challenge such economies for some period of time. Under the current macroeconomic environment there are significant risks and uncertainties inherent in management’s ability to forecast future results. The operating environment confronting us, both internally and externally, raises significant uncertainties. While improvements in our operating results, cash flows and liquidity are anticipated as management’s initiatives to control and reduce costs while maintaining and growing our revenue base are fully implemented, our recurring losses and expected negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph highlighting this uncertainty in its “Report of Independent Registered Public Accounting Firm” dated March 2, 2009 included in “Part II, Item 8-Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that may be necessary if the entity is unable to continue as a going concern.

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

Off-balance sheet arrangements

At September 30, 2009, we do not have any off-balance sheet arrangements.

Contractual obligations and other commitments

The following table summarizes our significant contractual obligations at September 30, 2009:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$14,418	$7,793	$5,728	$897	$—
Letters of credit	$32,862	$23,806	$9,056	$—	$—
Purchase commitments	$61,227	$61,120	$107	$—	$—

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

Purchase commitments

We are obligated to purchase raw materials and work-in-process inventory under various orders from various suppliers, all of which should be fulfilled without adverse consequences material to our operations or financial condition. Purchase commitments in the table above include agreements that are cancelable without penalty.

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

Uncertain tax positions

As of September 30, 2009, we had $72.6 million of gross unrecognized tax benefits. If recognized, the portion of gross unrecognized tax benefits that would decrease the provision for income taxes and decrease our net loss is $14.2 million. The impact on net income reflects the gross unrecognized tax benefits net of certain deferred tax assets and the federal tax benefit of state income tax items totaling $58.4 million. We have not included these amounts in the table of contractual obligations and commercial commitments because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

Third Party Commissions

We record accruals for commissions payable to third parties in the normal course of business.  Such commissions are recorded based on the terms of the contracts between us and the third parties and paid pursuant to such contracts.  Consistent with our accounting policies, these commissions are recorded as operating expense in the period in which the liability is incurred.  As of September 30, 2009, approximately $6.3 million of such accrued commissions had not been claimed by the third parties for more than three years.  Management has performed, and continues to perform, follow-up procedures with respect to these accrued commissions. Upon completion of such follow-up procedures, if the accrued commissions have not been claimed and the statute of limitations, if any, has expired or a reasonable period of time has elapsed, we will release such accruals. Such reversals will be recorded in the Statement of Operations during the period management determines that such accruals are no longer necessary. During the nine months ended September 30, 2009 we released approximately $0.8 million of accruals related to third party commissions and during the nine months ended September 30, 2008 we released $4.5 million of accruals related to third party commissions to cost of net sales.

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

We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. Our policy is to limit the risk of principal loss and to ensure the safety of invested funds by generally attempting to limit market risk. Funds in excess of current operating requirements are mostly invested in money market funds which are rated AAA. Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2009 the carrying value of our cash and cash equivalents approximated fair value.

The table below represents carrying amounts and related weighted-average interest rates of our investment portfolio at September 30, 2009:

(in thousands, except
interest rates)
Cash and cash equivalents	$237,112
Average interest rate	0.48%

Restricted cash - short-term	$24,445
Average interest rate	0.08%

Short-term investments	$4,544
Average interest rate	0.73%

Restricted cash - long-term	$9,056
Average interest rate	0.03%

Total investment securities	$275,157
Average interest rate	0.43%

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

Historically, the majority of our foreign-currency denominated sales have been made in China, denominated in Renminbi. Additionally, during 2006, 2007, 2008 and through the second quarter of 2009, we made significant sales in Japanese Yen, Euros, Indian Rupees and Canadian Dollars. Due to China’s currency exchange control regulations, we are limited in our ability to convert and repatriate Renminbi, as well as in our ability to engage in foreign currency hedging activities in China. The balance of our cash held in China was $91.3 million at September 30, 2009.  Since China un-pegged the Renminbi from the U.S. Dollar in July, 2005, through September 30, 2009, the Renminbi has strengthened by more than 15% versus the U.S. Dollar.  However, it is uncertain what further adjustments may be made in the future.

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

Given our exposure to international markets, we regularly monitor all of our material foreign currency exposures.  We use sensitivity analysis to measure our foreign currency risk by computing the potential decrease in cash flows that may result from adverse or beneficial changes in foreign exchange rates, relative to the functional currency with all other variables held constant.  The analysis covers all of our underlying exposures for foreign currency denominated financial instruments.  The foreign currency exchange rates used were based on market rates in effect at September 30, 2009.  The sensitivity analysis indicated that a hypothetical 10% adverse or beneficial movement in exchange rates would have resulted in a loss or gain in the fair values of our foreign currency denominated financial instruments of $17.9 million at September 30, 2009.

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

In connection with the preparation of this Quarterly Report on Form 10-Q (“Form 10-Q”), the Company carried out an evaluation as of September 30, 2009 under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, management concluded that as of September 30, 2009 the Company’s disclosure controls and procedures were not effective because of the material weaknesses described in “Management’s Annual Report on Internal Control over Financial Reporting,” included in “Part II, Item 9A - Controls and Procedures” (“Item 9A”) in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Annual Report”), as well as the material weakness related to revenue recognition described in the “Newly Identified Material Weakness in Internal Control over Financial Reporting” included in “Part I, Item 4 — Controls and Procedures” (“Item 4”) in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (“March 31, 2009 10-Q”), which have not yet been remediated. Investors are directed to Item 9A in the 2008 Annual Report and Item 4 in the March 31, 2009 10-Q for the description of these weaknesses.

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

Management’s Planned Remediation Initiatives and Interim Measures

The Company plans to make necessary changes and improvements to the overall design of its control environment to address the material weaknesses in internal control over financial reporting noted above. In particular, the Company implemented during 2008 and the first, second and third quarters of 2009, and plans to continue to implement during the remainder of 2009, the specific measures described below.  In addition, in connection with the September 30, 2009 quarter-end reporting process, the Company has undertaken additional measures described under the subheading “Interim Measures” below to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements included in this Form 10-Q and to ensure that material information relating to the Company and its consolidated subsidiaries was made known to management in connection with the preparation of this Form 10-Q.

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

2.               To remediate the material weakness described in Item 9A in the 2008 Annual Report, in “The Company did not maintain effective controls at its US headquarters over the period-end financial reporting process” the Company added technical resources to the corporate finance team in the U.S. late in the third quarter of fiscal 2008. The Company increased in the first, second and third quarters of 2009, and in the remainder of 2009 is planning to increase technical resources in China and such additional technical resources will enable the Company to broaden the scope and quality of the independent reviews of underlying information related to the Company’s period-end financial reporting process, to standardize the processes for such financial reviews and to ensure the reviewers analyze and monitor financial information in a consistent and thorough manner.

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

2.               A variety of manual review procedures, such as an extensive review of journal entry postings into the ERP system, a thorough review of account reconciliations, including revenue and deferred revenue accounts, and a detailed review of trial balances including those issued from decentralized locations, to ensure the completeness and accuracy of the underlying financial information used to generate the financial statements.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2009, the Company finalized its assessment of additional implemented modules of its ERP system in the operation in India. The Company will continue to enhance these additional modules in the remainder of 2009. The Company has modified and will continue modifying the design and documentation of internal controls processes and procedures relating to the implemented modules as appropriate and necessary to supplement and complement existing internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

For a description of litigation and governmental investigations, see Note 10 to our Condensed Consolidated Financial Statements included under Part 1, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A—RISK FACTORS

For a description of risk factors that could materially affect our business, financial condition and future operating results, please consider the risk factors set forth in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in “Part II, Item 1A-Risk Factors” of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future operating results.

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

UTSTARCOM, INC.

Date: November 9, 2009	By:	/s/ VIRAJ J. PATEL
Viraj J. Patel
Interim Chief Financial Officer
(Principal Financial Officer)